Form 10-K
period 2010-12-31
BankUnited, Inc.
filed 2011-03-31
CIK 1504008

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Commission File Number: 001-35039

BankUnited, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0162450 (I.R.S. Employer Identification No.)
14817 Oak Lane, Miami Lakes, FL (Address of principal executive offices)	33016 (Zip Code)

(305) 569-2000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a "smaller reporting company."

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in ule 12b-2 of the Act). Yes ☐    No ☒

         The registrant closed the initial public offering of its common stock on February 2, 2011. Accordingly, as of June 30, 2010, there was no public trading market for the registrant's common stock.

         The number of outstanding shares of the registrant's common stock, $0.01 par value, as of March 23, 2011, was 97,238,307.

DOCUMENTS INCORPORATED BY REFERENCE: None

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2010

i

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect BankUnited, Inc.'s current views with respect to, among other things, future events and financial performance. For convenience, the terms "Company," "we," "us," and "our" are used to refer to BankUnited, Inc. and its subsidiaries unless the context otherwise requires. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such forward-looking statements contained herein are based on the historical performance of the Company and its subsidiaries or on the Company's current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements.

        These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts' reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:

  •
  failure to comply with the terms of the Company's Loss Sharing Agreements with the FDIC;

  •
  geographic concentration of the Company's markets in the coastal regions of Florida which makes the Company's business highly susceptible to local economic conditions and natural disasters;

  •
  court backlogs and an increase in the amount of legislative action that might restrict or delay the Company's ability to foreclose on residential mortgages and hence delay the collection of payments for single family residential loans under the Loss Sharing Agreements;

  •
  ongoing correction in residential and commercial real estate prices and reduced levels of residential and commercial real estate sales;

  •
  credit risk;

  •
  changes in interest rates;

  •
  loss of executive officers or key personnel; and

  •
  inadequate allowance for credit losses.

        Additional factors are set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K.

        Forward-looking statements speak only as of the date on which they are made. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1.    Business

Summary

        BankUnited, Inc. is a savings and loan holding company with two wholly-owned subsidiaries: BankUnited, which we refer to as the Bank, which is one of the largest independent depository institutions headquartered in Florida by assets, and BankUnited Investment Services, Inc., which we refer to as BankUnited Investment Services, a Florida insurance agency which provides comprehensive wealth management products and financial planning services. BankUnited is a federally-chartered, federally-insured savings association headquartered in Miami Lakes, Florida, with $10.9 billion of assets, more than 1,200 professionals and 81 branches in 13 counties at December 31, 2010. The Company's goal is to build a premier, large regional bank with a low-risk, long-term value-oriented business model focused on small and medium sized businesses and consumers. We endeavor to provide personalized customer service and offer a full range of traditional banking products and financial services to both our commercial and consumer customers, who are predominantly located in Florida.

        BankUnited, Inc. was organized by a management team led by our Chairman, President and Chief Executive Officer, John A. Kanas, on April 28, 2009 and was initially capitalized with $945.0 million by a group of investors. On May 21, 2009, BankUnited was granted a savings association charter and the newly formed bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of BankUnited, FSB, or the Failed Bank, from the Federal Deposit Insurance Corporation, or the FDIC, in a transaction which we refer to as the Acquisition. Concurrently with the Acquisition, we entered into two loss sharing agreements, or the Loss Sharing Agreements, which cover certain legacy assets, including the entire legacy loan portfolio and other real estate owned, or OREO, and certain purchased investment securities, including private-label mortgage-backed securities and non-investment grade securities. We refer to assets covered by the Loss Sharing Agreements as Covered Assets (or, in certain cases, Covered Loans or Covered Securities).

        Since the Bank's establishment in May 2009, we have pursued our new strategy and as part of this strategy we have recruited a new executive management team, substantially enhanced our middle management team, redesigned the Bank's underwriting functions, and have begun the process of improving the Bank's information technology systems and optimizing our existing branch network. For the year ended December 31, 2010, the Company was one of the most profitable and well-capitalized bank holding companies in the United States, having earned 1.7% on its average assets and 15.4% on its average common stockholder's equity, and achieved a 47.0% efficiency ratio. BankUnited's tier 1 leverage ratio was 10.3% and its tier 1 risk-based capital ratio was 41.3% at December 31, 2010. We intend to invest our excess capital to grow opportunistically both organically and through acquisitions.

        Our management team is led by Mr. Kanas, a veteran of the banking industry who built North Fork Bancorporation, or North Fork, into a leading regional bank based in New York.

        On February 2, 2011, we completed the initial public offering of 33,350,000 shares of our common stock for which we received proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $97.6 million. We refer to this transaction as the IPO. Prior to the IPO we were a direct, wholly owned subsidiary of BU Financial Holdings LLC, or the LLC, a Delaware limited liability company, and whose common equity interests are referred to herein as units. Immediately prior to the consummation of the IPO, the LLC was liquidated and all interests in us were distributed to the members of the LLC in accordance with its amended and restated limited liability company agreement dated as of May 21, 2009, or the LLC Agreement. All of the transactions necessary to effect the liquidation are collectively referred to herein as the "Reorganization."

The Acquisition

  Overview

        On May 21, 2009, BankUnited entered into a purchase and assumption agreement, or the Purchase and Assumption Agreement, with the FDIC, Receiver of the Failed Bank, to acquire substantially all of the assets and assume all of the non-brokered deposits and substantially all other liabilities of the Failed Bank. Excluding the effects of acquisition accounting adjustments, BankUnited acquired $13.6 billion of assets and assumed $12.8 billion of liabilities. The fair value of the assets acquired was $10.9 billion and the fair value of the liabilities assumed was $13.1 billion. BankUnited received a net cash consideration from the FDIC in the amount of $2.2 billion.

        The Acquisition consisted of assets with a fair value of $10.9 billion, including $5.0 billion of loans (with a corresponding unpaid principal balance, or UPB, of $11.2 billion), a $3.4 billion FDIC indemnification asset, $538.9 million of investment securities, $1.2 billion of cash and cash equivalents, $177.7 million of foreclosed assets, $243.3 million of Federal Home Loan Bank, or FHLB, stock and $347.4 million of other assets. Liabilities with a fair value of $13.1 billion were also assumed, including $8.3 billion of non-brokered deposits, $4.6 billion of FHLB advances, and $112.2 million of other liabilities.

        Concurrently with the Acquisition, the Bank entered into the Loss Sharing Agreements with the FDIC that cover certain legacy assets, including the entire loan portfolio and OREO, and certain purchased investment securities, including private-label mortgage-backed securities and non-investment grade securities. The Bank acquired other BankUnited, FSB assets that are not covered by the Loss Sharing Agreements with the FDIC including cash, certain investment securities purchased at fair market value and other tangible assets. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. At December 31, 2010, the Covered Assets consisted of assets with a book value of $3.8 billion. The total UPB (or, for investment securities, unamortized cost basis) of the Covered Assets at December 31, 2010 was $8.2 billion.

        Pursuant to the terms of the Loss Sharing Agreements, the Covered Assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to the $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB (or, for investment securities, unamortized cost basis) plus certain interest and expenses. The carrying value of the FDIC indemnification asset at December 31, 2010 was $2.7 billion. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the Covered Assets began with the first dollar of loss incurred. We have received $1.3 billion from the FDIC in reimbursements under the Loss Sharing Agreements for claims filed for losses incurred as of December 31, 2010. See Item 1 "Business—The Acquisition—Loss Sharing Agreements."

        Several elements of our Acquisition are favorable relative to other FDIC-assisted transactions and position the Company to generate significant value. At the time of the Acquisition, bank failures were on the rise and the U.S. Treasury's unprecedented Supervisory Capital Assessment Program for the largest U.S. bank holding companies was underway. Due in part to the distress in the banking system, economic uncertainty and poor capital markets conditions, the Covered Loans and OREO were purchased by the Bank in a bidding process for 76.5% of their $11.4 billion in UPB as of the Acquisition date, which represented the fair market value for those assets at that time. The discount was one of the largest relative to other FDIC-assisted transactions and reflected, in addition to the abovementioned factors, the poor quality of the assets acquired as noted by the ratio of non-performing assets to total assets of 23.5% at May 21, 2009. In addition, our bid included the granting of a warrant to the FDIC, allowing the FDIC to participate in the economic upside of the transaction if certain performance levels are achieved. Along with the pricing terms, the Loss Sharing Agreements and the size of the transaction enable the Company to generate significant capital even in severe loss scenarios. For example, in the worst case scenario of a 100% credit loss on all Covered Loans and OREO, we would recover no less than 89.7% of the UPB as of the Acquisition date, assuming compliance with the terms of the Loss Sharing Agreements.

        Furthermore, the Loss Sharing Agreements include attractive provisions that optimize our flexibility and reduce our risk associated with the Covered Assets, including the following:

  •
  Ability to sell loans.  We may sell up to 2.5% of the Covered Loans based on the UPB at Acquisition, or approximately $280.0 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements.

  •
  No residual credit risk.  We have the right to sell any or all of the Covered Assets at the termination date of our Loss Sharing Agreements, and any losses incurred will be covered. This allows us to crystallize any residual loss that would otherwise materialize after the expiration of the Loss Sharing Agreements.

  •
  Certain securities covered.  Certain private-label mortgage-backed securities purchased in the Acquisition are covered under the Loss Sharing Agreements.

  •
  Enhanced flexibility to execute corporate strategy opportunistically.  The Bank has the ability to pursue certain strategic transactions including, after an 18-month lock-up period from the Acquisition date, the IPO.

        We view our relationship with the FDIC as a long-term partnership in which both parties are economically aligned to minimize credit losses on the Covered Assets.

  Loss Sharing Agreements

        Concurrently with the Acquisition, the Bank entered into the Loss Sharing Agreements with the FDIC that cover certain legacy assets, including the entire loan portfolio and OREO, and certain purchased investment securities, including private-label mortgage-backed securities and non-investment grade securities. At December 31, 2010, the Covered Assets consisted of assets with a book value of $3.8 billion. The total UPB (or, for investment securities, unamortized cost basis) of the Covered Assets at December 31, 2010 was $8.2 billion. The Bank acquired other BankUnited, FSB assets that are not covered by the Loss Sharing Agreements with the FDIC including cash, certain investment securities purchased at fair market value and other tangible assets. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets.

        Pursuant to the terms of the Loss Sharing Agreements, the Covered Assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to the $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB (or, for investment securities, unamortized cost basis) plus certain interest and expenses. The carrying value of the FDIC indemnification asset at December 31, 2010 was $2.7 billion. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the Covered Assets began with the first dollar of loss incurred.

        The Covered Securities acquired in connection with the Acquisition include certain private-label mortgage-backed securities and non-investment grade securities. The Covered Loans acquired in connection with the Acquisition include all:

  •
  one-to-four family residential real estate loans (both owner occupied and investor-owned);

  •
  home equity loans;

  •
  all other loans (including commercial, commercial real estate and consumer loans);

  •
  funding of assumed commitments and permitted advances and permitted amendments; and

  •
  OREO.

        The Loss Sharing Agreements consist of a single family shared-loss agreement or the Single Family Shared-Loss Agreement, and a commercial and other loans shared-loss agreement, or the Commercial Shared-Loss Agreement. The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank's reimbursement for recoveries to the FDIC for ten years from May 21, 2009 for single family residential loans. The Commercial Shared-Loss Agreement provides for FDIC loss sharing for five years from May 21, 2009 and the Bank's reimbursement for recoveries to the FDIC for eight years from May 21, 2009 for all other Covered Assets.

        Under the Purchase and Assumption Agreement, the Bank may sell up to 2.5% of the Covered Loans based on the UPB at Acquisition, or approximately $280.0 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sale are covered under the Loss Sharing Agreements. Any loan sale in excess of the annual 2.5% of the Covered Loans requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell residential or non-residential loans in excess of the agreed 2.5% threshold in the nine months prior to the tenth anniversary or the fifth anniversary, respectively, and the FDIC refuses to consent, then the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement will be extended for two years after their respective anniversaries. The terms of the Loss Sharing Agreements are extended only with respect to the loans to be included in such sales. The Bank will have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the respective extended termination dates, and any losses incurred will be covered under the Loss Sharing Agreements. If exercised, this final sale mechanism ensures no residual credit risk in our Covered Loan portfolio that would otherwise arise from credit losses occurring after the five- and ten-year periods, respectively.

        The Loss Sharing Agreements require us to follow specific servicing procedures and to undertake loss mitigation efforts. Additionally, the FDIC has information rights with respect to our performance under the Loss Sharing Agreements, requiring us to maintain detailed compliance records.

        We have received $1.3 billion from the FDIC in reimbursements under the Loss Sharing Agreements for claims filed for losses incurred as of December 31, 2010.

Our Market Area

        We view our market as the southeast region of the United States with a current focus on Florida, and in particular the Miami metropolitan statistical area, or MSA. We believe Florida represents a long-term attractive banking market.

        Florida's economy and banking industry continue to face significant challenges. Since 2007, many Florida banks have experienced capital constraints and liquidity challenges as a result of significant losses from loans with poor credit quality and investments that have had sizeable decreases in value or realized losses. The undercapitalization and increased regulation of the banking sector have caused many banks to reduce lending to new and existing clients and focus primarily on improving their balance sheets, putting pressure on commercial borrowers to look for new banking relationships. As of December 31, 2010, 45 banks with $32.8 billion in assets have failed since 2008 in Florida. Given our competitive strengths, including an experienced management team, robust capital position and scalable platform, we believe these challenges present significant acquisition and organic growth opportunities for us.

        Over time, we will look to expand our branch network outside of Florida in selected markets such as New York, where our management team has had significant experience and has the competitive advantage of having managed one of the most successful regional banks in that market. However, for a limited period of time, certain of our executive officers are subject to non-compete agreements which may restrict them from operating in New York, New Jersey and Connecticut.

Products and Services

  Loan Origination Activities

        General.    Our primary lending focus is to serve consumers, commercial and middle-market businesses and their executives with a variety of financial products and services, while maintaining a strong and disciplined credit policy and procedures.

        We offer a full array of lending products that cater to our customers' needs including small business loans, residential mortgage loans, commercial real estate loans, equipment loans, term loans, asset-backed loans, letters of credit and commercial lines of credit. Our lending products, policies and practices are not the same as that of the BankUnited, FSB. In particular, we do not originate or purchase negatively amortizing residential loans. As part of our loan activities, we also purchase performing residential loans on a national basis.

        Concurrently with the Acquisition, nearly all lending was stopped until we developed a new lending policy which we implemented in October 2009. As of December 31, 2010, the loan portfolio includes $548.9 million in loans originated or purchased since the Acquisition. This includes $266.6 million in commercial loans, $163.6 million in commercial real estate loans and $118.8 million in residential and consumer loans. In addition, we have undrawn commitments of $149.4 million, primarily on commercial loans.

        Commercial loans.    At December 31, 2010, $213.6 million, or 38.9%, of our total new bank loan portfolio consisted of commercial loans. Our commercial loans, which are generally made to small and middle-market businesses primarily in Florida, include equipment loans, lines of credit, acquisition finance credit facilities and an array of Small Business Administration product offerings, and typically have maturities of 5 years or less.

        Commercial real estate loans.    At December 31, 2010, $163.6 million, or 29.8%, of our new bank loan portfolio consisted of commercial real estate loans. We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, industrial properties, retail shopping centers and free-standing buildings, office buildings and hotels located primarily in Florida. Other products that we provide include secured lines of credit, acquisition, development and construction loan facilities and construction financing.

        Residential real estate loans.    At December 31, 2010, $113.4 million, or 20.7%, of our new bank loan portfolio consisted of both purchased ($84.5 million) and originated ($28.9 million) residential real estate loans. We have decided to purchase loans to supplement our nascent mortgage origination platform and to geographically diversify our loan portfolio given the current credit market environment of the non-agency mortgage market in Florida. While the credit parameters we use for purchased loans are substantially similar to the underwriting guidelines we use for originated loans, differences include:

(i) loans are purchased on a nationwide basis, while originated loans are currently limited to Florida; (ii) purchased loans, on average, have a higher principal balance than originated loans; and (iii) we consider payment history in selecting which seasoned loans to purchase, while such information is not available for originated loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates. Loans are currently offered to customers primarily in Florida through BankUnited branches and loan officers. We do not originate subprime loans or option ARM loans. Loans are typically closed-end first lien loans for purposes of property purchased, or for refinancing existing loans with or without cashout. The majority of our loans are owner occupied, full documentation loans.

        Consumer loans.    At December 31, 2010, $5.3 million, or 1.0%, of our total new bank loan portfolio consisted of consumer loans. We offer consumer loans to our customers primarily in Florida for personal, family and household purposes, including home equity loans, auto, boat and personal installment loans.

        Lease financing.    In the fourth quarter of 2010, we acquired two leasing businesses. We now provide secured loan and lease programs for small and medium sized businesses on a national basis through United Capital Business Lending. These loans and leases are typically used for equipment purchases and upgrades, business expansion and acquisition purposes. Through Pinnacle Public Finance, we also offer tax-exempt leasing to municipalities and governmental entities nationwide for the financing of essential-use assets.

  Credit Policy and Procedures

        The fundamental principles of the Bank's credit policy and procedures are to maintain high quality credit standards, which enhance the long term value of the Bank to its customers, employees, stockholders and communities. Credit quality is a key corporate objective that is managed in concert with other key objectives including volume growth, earnings and expense management. We recognize that our credit policy and procedures are dynamic and responsive to the market place. It is the foundation of our credit culture.

        The Board of Directors of the Bank is responsible for the safety and soundness of the Bank. As such, they are charged to monitor the efforts of the Bank's management activities. Since lending represents risk exposure, our Board and its duly appointed committees seek to ensure that the Bank maintains high credit quality standards.

        The Bank has established asset oversight committees to administer the loan portfolio. These committees include: (i) the Enterprise Risk Management Committee; (ii) the Credit Risk Management Committee; (iii) the Asset Recovery Committee; and (iv) the Criticized Asset Committee. These committees meet at least quarterly to review and approve the lending activities of the Bank.

        The credit approval process at the Bank provides for the prompt and thorough underwriting and approval or decline of loan requests. The approval method used is a hierarchy of individual lending authorities for new credits and renewals. The Credit Risk Management Committee approves loan authorities for lending and credit personnel, which are ultimately submitted to our Board for ratification. Lending authorities are based on position, capability and experience of the individuals filling these positions. Authorities are periodically reviewed and updated.

        The Bank has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $169.1 million, at December 31, 2010. The present in-house lending limit is set at $25.0 million based on total credit exposure of a borrower. However, exceptions to this limit may be made up to $40.0 million of total credit exposure if approved by the Chief Lending

Officer and Chief Executive Officer of the Bank. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by our Board.

  Deposits

        We offer traditional depository products including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Our deposits are insured by the FDIC up to statutory limits. At December 31, 2010, the balance of our interest bearing deposits was $6.7 billion, representing 93.1% of our total deposits, and the balance of our non-interest bearing deposits was $494.5 million, representing 6.9% of our total deposits. Our strategy is to increase our mix of core deposits and reduce our time deposits portfolio. We have a service fee schedule, which is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar fees.

  Wealth Management

        Through dedicated financial consultants and licensed bankers, BankUnited Investment Services provides a comprehensive wealth management product offering that includes mutual funds, annuities, life insurance, and individual securities. We also provide comprehensive succession planning, estate planning, and financial planning to individuals and business owners. We use a third-party financial services company to provide our trading platform, administrative and back office support, and provide our customers with 24-hour access to account balances and summaries, positions and portfolio views, transaction detail, customized portfolio view, and online statements.

Investments

        The primary objectives of our investment policy are to provide liquidity necessary for the day-to-day operations of the Company, provide a suitable balance of high credit and diversified quality assets to the consolidated balance sheet, manage interest rate risk exposure, and generate acceptable returns given the Company's established risk parameters.

        The investment policy is reviewed annually by our Board of Directors. Overall investment goals are established by our Board, Chief Executive Officer, Chief Financial Officer, and members of ALCO. The Board has delegated the responsibility of monitoring our investment activities to ALCO. Day-to-day activities pertaining to the investment portfolio are conducted within the Company's Treasury Division under the supervision of the Chief Financial Officer.

        As part of the Acquisition, we acquired an investment portfolio with a fair value of $538.9 million. Of these assets, $252.9 million consisted of private-label mortgage-backed securities and corporate securities which are covered by the Commercial Shared-Loss Agreement. The remaining $286.0 million consisted of Treasury securities, municipal securities and mortgage-backed securities issued by the U.S. Government agency and sponsored enterprises, and are not covered by the Loss Sharing Agreements.

        Our strategy for investment security purchases since the Acquisition has been to achieve the objectives noted above, with an emphasis on managing interest rate risk exposure and maintaining liquidity in the portfolio.

Marketing and Distribution

        We conduct our banking business through 81 branches located in 13 coastal counties throughout Florida as of December 31, 2010. Our distribution network also includes 75 ATMs, fully integrated on-line banking, and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers throughout Florida.

        In order to market our deposit products, we use local print advertising and direct mail and provide sales incentives for our employees.

Competition

        The primary market we serve is Florida. Our market is highly competitive. Our market contains not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national financial institutions located in Florida and adjoining states as well as savings associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in our market include Bank of America, BankAtlantic, BB&T, JPMorgan Chase, Regions Bank, SunTrust Banks, TD Bank and Wells Fargo.

        Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and their executives, consumers and commercial and middle-market businesses, and offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses. We also believe that further volatility and consolidation in the banking industry would create additional opportunities for us to enhance our competitive position.

Information Technology Systems

  Information Technology and Bank Operations

        We have recently made and continue to make significant investments in our information technology systems for our banking and lending operations and cash management activities. We believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. Critical enhancements include the consolidation of all residential servicing to a leading servicing platform, upgrading our general ledger system, selecting an automated anti-money laundering software solution and enhancing other ancillary systems. We are also in the process of converting our core deposit banking system to more effectively automate bank transactions for our branches, improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support, and sales support.

        The majority of our systems including our EFT, transaction processing and our online banking services are hosted by third-party service providers. Additionally, we rely on a leading third-party provider to provide a comprehensive, fully integrated solution that gives us the ability to automate areas of our residential loan servicing, including loan set-up and maintenance, customer service, cashiering, escrow administration, investor accounting, default management, corporate accounting and federal regulatory reporting. The scalability of this new infrastructure will support our growth strategy. In addition, the capability of these vendors to automatically switch over to standby systems allows us to recover our systems and provide business continuity very quickly in case of a disaster.

  Loan Servicing

        Substantially all of our loans are serviced by us. Since the Acquisition, we have invested heavily in our loan servicing platform to ensure we are taking best efforts in minimizing losses on the Covered Loans. Additionally, we have been an active participant in HAMP since 2009, which focuses on helping at-risk homeowners avoid foreclosure by reducing payments through interest rate reduction, term extension, principal forbearance and principal forgiveness. As of December 31, 2010, 8,373 borrowers have been counseled regarding their participation in HAMP, resulting in 2,234 permanent loan modifications and 198 active trial modifications.

Regulation and Supervision

        The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries.

        Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business.

        The material statutory and regulatory requirements that are applicable to us are summarized below. The description below is not intended to summarize all laws and regulations applicable to us.

  BankUnited as a Federal Savings Association

        BankUnited is a federal savings association organized under the federal Home Owners' Loan Act, or HOLA. A federal savings association is commonly referred to as a federal thrift. As a federal thrift, BankUnited is currently subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of Thrift Supervision, or OTS. Recent changes in the law will, in the future, shift principal regulatory jurisdiction over BankUnited from the OTS to the Office of the Comptroller of the Currency, or the OCC. We are in the process of evaluating the potential practical implications of this shift in regulatory jurisdiction, such as possible changes in how the Bank's regulators will examine it and what new or different standards they may apply to the Bank. To date, the Bank's regulators have not announced any details about their plans for the shift in regulatory jurisdiction, except a statement indicated that federal thrifts will be subject to reporting requirements traditionally applicable to banks and consequently, we are not in a position at this time to know or ascertain what the actual practical implications of the shift will be for the Bank, because BankUnited does not have plans to convert to a national bank, the existing OTS regulations will continue to apply to BankUnited, although the OCC may decide to modify these regulations.

  The Company as a Savings and Loan Holding Company

        Any entity that acquires direct or indirect control of a thrift must obtain prior approval of the OTS to become a savings and loan holding company, or SLHC. The Company, which controls BankUnited, received OTS approval on May 21, 2009, to become a SLHC. As a SLHC, the Company is currently subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OTS. This OTS jurisdiction also extends to any company that is directly or indirectly controlled by us. Recent changes in the law will, in the future, shift principal regulatory jurisdiction over the Company to the Federal Reserve. We are in the process of evaluating the potential practical implications of this shift in regulatory jurisdiction, such as possible changes in how the Company's regulators will examine it and what new or different standards they may apply to the Company; however, as a result of this shift, we expect that BankUnited, Inc. will be subject to specific minimum capital ratios for the first time as well as being required to serve as a source of strength for the Bank. To date, the Company's regulators have not announced any details about their plans for the shift in regulatory jurisdiction, except a statement indicating that SLHC's will be subject to reporting requirements traditionally applicable to bank holding companies and, consequently, we are not in a position at this time to know or ascertain what the actual practical implications of the shift will be.

  FDIC Deposit Insurance

        The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of BankUnited are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250,000 per depositor.

  Broad Supervision, Examination and Enforcement Powers

        A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banks. To that end, the banking regulators have broad regulatory, examination, and enforcement authority. The regulators regularly examine the operations of federal thrifts and SLHCs. In addition, federal thrifts and SLHCs are subject to periodic reporting requirements.

        The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization's operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

  •
  enjoin "unsafe or unsound" practices;

  •
  require affirmative actions to correct any violation or practice;

  •
  issue administrative orders that can be judicially enforced;

  •
  direct increases in capital;

  •
  direct the sale of subsidiaries or other assets;

  •
  limit dividends and distributions;

  •
  restrict growth;

  •
  assess civil monetary penalties;

  •
  remove officers and directors; and

  •
  terminate deposit insurance.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, and subsidiaries of the Company, or their officers, directors, and institution-affiliated parties to the remedies described above and other sanctions.

  Conditions of Approval Orders

        On May 21, 2009, we received approvals from the OTS and FDIC for the organization of BankUnited as a federal thrift, for the Company to become a SLHC, and for BankUnited to obtain federal deposit insurance. Those approval orders contained conditions related to the conduct of our business. Those conditions include, among other things, the following requirements:

  •
  during our first three years of operation, BankUnited must maintain a tier 1 capital to adjusted total assets leverage ratio at not less than eight percent;

  •
  during our first three years of operation, we must operate within the parameters of our business plan and obtain prior written regulatory consent to any material change in our business plan; and

  •
  during our first two years of operation, we must obtain regulatory consent to the appointment of any new director or senior executive officer.

  The Dodd-Frank Act

        On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC. Of particular relevance to the Company, the Dodd-Frank Act makes fundamental changes to the federal supervisory oversight structure for federal thrifts and SLHCs.

        The following items provide a brief description of certain provisions of the Dodd-Frank Act.

  •
  Principal changes for federal thrifts and SLHCs.  The Dodd-Frank Act preserves the charter for federal thrifts, but will eliminate the OTS as the primary federal regulator for federal thrifts and SLHCs. The OTS will be abolished by January 2012 and its functions and personnel distributed among the OCC, FDIC, and the Federal Reserve. Primary jurisdiction for the supervision and regulation of federal thrifts, including BankUnited, will be transferred to the OCC; supervision and regulation of SLHCs, including the Company, will be transferred to the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender, or QTL, test. Under the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. bank holding companies and SLHCs, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that SLHCs be well-capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

  •
  Source of strength.  The Dodd-Frank Act requires all companies, including SLHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to BankUnited should BankUnited experience financial distress.

  •
  Limitation on federal preemption.  The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal thrifts, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

  •
  Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower's ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

  •
  Imposition of restrictions on certain activities.  The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be "pushed out" of insured depository institutions and conducted in non-bank affiliates, significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor certain private funds, and broadly restricts such entities from engaging in "proprietary trading," subject to limited exemptions. These restrictions may affect our ability to manage certain risks in our business.

  •
  Expanded FDIC resolution authority.  While insured depository institutions have long been subject to the FDIC's resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain "covered financial companies," including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would be tasked to conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act, or FDI Act, bank resolution regulations, and generally gives the FDIC more discretion than in the traditional bankruptcy context.

  •
  Consumer Financial Protection Bureau (CFPB).  The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

  •
  Deposit insurance.  The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDI Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the deposit insurance fund, or DIF, of the FDIC will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by BankUnited.

  •
  Transactions with affiliates and insiders.  The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

  •
  Enhanced lending limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. Federal banking law currently limits a federal thrift's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

  •
  Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

        Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

  Notice and Approval Requirements Related to Control

        Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the Savings and Loan Holding Company Act, the Bank Holding Company Act of 1956 and the Change in Bank Control Act. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of the Company were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

  Permissible Activities and Investments

        Banking laws generally restrict the ability of the Company and its subsidiaries from engaging in activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999, or GLB Act, expanded the scope of permissible activities for a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, SLHCs like the Company must be well-capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

        In addition, as a general matter, the establishment or acquisition by the Company of a depository institution or, in certain cases, a non-banking financing entity, requires prior regulatory approval.

  Regulatory Capital Requirements and Prompt Corrective Action

        The regulators view capital levels as important indicators of an institution's financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory judgment on an institution's capital adequacy is based on the regulator's individualized assessment of numerous factors.

        BankUnited is subject to various regulatory capital adequacy requirements. The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the federal regulatory agencies adopt regulations defining five capital tiers for depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on our financial condition.

        The regulators have established quantitative measures that require that an FDIC-insured depository institution (such as BankUnited) to maintain minimum ratios of capital to risk-weighted assets. There are two main categories of capital under the guidelines. Tier 1 capital includes common equity holders' equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes, on securities available for sale). Tier 2 capital includes preferred stock not qualifying as tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of tier 1 capital (i.e., at least half of the total capital must be in the form of tier 1 capital). Under the risk-based guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real-estate related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivatives, are also applied a risk weight after calculating balance sheet equivalent amounts.

        In order to be deemed well-capitalized, FDIC-insured depository institutions (such as BankUnited) currently are required to (i) maintain a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater and a tier 1 leverage ratio of 5% or greater (measured as tier 1 capital to adjusted total assets) and (ii) not be subject to any written agreement, order, capital directive or prompt corrective action issued by its banking regulator(s) to meet and maintain a specific capital level for any capital measure. The regulators may set higher capital requirements for an individual institution when particular circumstances warrant. The OTS requires BankUnited to maintain a tier 1 capital to adjusted total assets leverage ratio of not less than 8% for the first three years of its operation. At December 31, 2010, the Bank's tier 1 leverage ratio was equal to 10.3%.

        By January 2012, the OCC will assume the OTS' powers with respect to federal savings associations (like BankUnited), as well as rulemaking authority over all savings associations (except for the limited rulemaking authority transferred to the Federal Reserve). Although the federal banking agencies have substantially similar capital adequacy standards and utilize the same accounting standards, some differences in capital standards exist, such as the regulatory treatment of noncumulative perpetual preferred stock and the risk-weightings assigned to certain assets. The OCC also limits the amount of subordinated debt and intermediate-term preferred stock that may be treated as part of tier 2 capital to 50% of tier 1 capital, whereas the OTS does not prescribe such a restriction. Finally, the OCC recognizes an additional category, "tier 3 capital," consisting of forms of unsecured, subordinated debt that can be allocated for market risk and is included in the total risk-based capital ratio numerator.

        At this time the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. The regulators may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

        As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

        OTS regulations do not require savings and loan holding companies, such as the Company, to maintain specific minimum capital ratios. As a result of the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies (such as the Company). The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies.

        The Federal Reserve requires bank holding companies to maintain a minimum tier 1 leverage ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. In addition, the Federal Reserve requires bank holding companies that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of tier 3 capital. Also, the Federal Reserve considers a "tangible tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities.

        In addition, the Dodd-Frank Act further requires the federal banking agencies to adopt capital requirements which address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. The federal banking agencies will likely change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes.

        The FDI Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation. Under this system, the federal banking regulators have established five capital categories, well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

  Basel, Basel II and Basel III Accords

        The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the OTS. In 2008, the OTS began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or "core" international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

        On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms was submitted to and endorsed by the Seoul G20 Leaders Summit in November, 2010. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which are now subject to individual adoption by member nations, including the United States. The federal banking agencies will likely implement changes to the capital adequacy standards applicable to the insured depository institutions and their holding companies in light of Basel III.

  Qualified Thrift Lender Test

        Federal banking laws require a thrift to meet the QTL test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments," such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities, on a monthly average basis in at least nine months out of every twelve months. A thrift that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a QTL to pay dividends. Specifically, the thrift is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to remedial enforcement action. At December 31, 2010, BankUnited was in compliance with the QTL test.

        HOLA limits the amount of non-residential mortgage loans a federal savings association, such as BankUnited, may make. Separate from the QTL test, the law limits a federal savings association to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institution's total capital. An institution can also have leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of a savings association's assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS. At December 31, 2010, BankUnited was in compliance with all these limits.

  Regulatory Limits on Dividends and Distributions

        Federal law currently imposes limitations upon certain capital distributions by thrifts, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulates all capital distributions by BankUnited directly or indirectly to us, including dividend payments. BankUnited currently must file an application to receive the approval of the OTS for any proposed capital distribution.

        BankUnited may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OTS notified BankUnited that it was in need of more than normal supervision. Under the FDI Act, an insured depository institution such as BankUnited is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized." Payment of dividends by BankUnited also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. Additionally, the Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a QTL to pay dividends.

  Reserve Requirements

        Pursuant to regulations of the Federal Reserve, all banks and thrifts are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

  Limits on Transactions with Affiliates and Insiders

        Banks and thrifts are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by a bank or thrift with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by a bank or thrift with, or for the benefit or, an affiliate be on terms at least as favorable to the bank or thrift as if the transaction were conducted with an unaffiliated third party.

        The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

        The Federal Reserve's Regulation O and OTS regulations impose restrictions and procedural requirements in connection with the extension of credit by a bank or thrift to directors, executive officers, principal stockholders, and their related interests.

  Examination Fees

        The OTS currently charges fees to recover the costs of examining federal thrifts and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating thrifts and their affiliates. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

  Deposit Insurance Assessments

        FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF, which is currently under-funded. The FDIC recently raised assessment rates to increase funding for the DIF.

        The Dodd-Frank Act changes the way an insured depository institution's deposit insurance premiums are calculated. The assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

        Continued action by the FDIC to replenish the DIF as well as the changes contained in the Dodd-Frank Act may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.

  Depositor Preference

        The FDI Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If we invest in or acquire an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

  Federal Home Loan Bank System

        BankUnited is a member of the Federal Home Loan Bank of Atlanta, which is one of the twelve regional FHLB's composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankUnited is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankUnited has always been in compliance with this requirement with an investment in FHLB of Atlanta stock.

  Anti-Money Laundering and OFAC

        Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

        The Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or BankUnited find a name on any transaction, account or wire transfer that is on an OFAC list, the Company or BankUnited must freeze such account, file a suspicious activity report and notify the appropriate authorities.

  Consumer Laws and Regulations

        Thrifts and other financial institutions are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

  •
  Truth in Lending Act;

  •
  Truth in Savings Act;

  •
  Electronic Funds Transfer Act;

  •
  Expedited Funds Availability Act;

  •
  Equal Credit Opportunity Act;

  •
  Fair and Accurate Credit Transactions Act;

  •
  Fair Housing Act;

  •
  Fair Credit Reporting Act;

  •
  Fair Debt Collection Act;

  •
  Gramm-Leach-Bliley Act;

  •
  Home Mortgage Disclosure Act;

  •
  Right to Financial Privacy Act;

  •
  Real Estate Settlement Procedures Act;

  •
  laws regarding unfair and deceptive acts and practices; and

  •
  usury laws.

        Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

  The Community Reinvestment Act

        The Community Reinvestment Act, or CRA, is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the federal banking bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company's (BHC) controlled banks when considering an application by the BHC to acquire a bank or thrift or to merge with another BHC. When the Company or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and the Company's depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Since the Acquisition, bank regulators have not conducted a CRA exam of BankUnited.

  Changes in Laws, Regulations or Policies

        Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, thrifts, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for the Company in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations. The Dodd-Frank Act imposes substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us remains uncertain at this time and may have a material adverse effect on our business and results of operations.

Employees

        At December 31, 2010, we employed 1,237 full-time employees and 26 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

        Our Website address is www.bankunited.com. Our electronic filings with the SEC (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on our Website is not incorporated into this Annual Report. In addition, the SEC maintains a Website that contains reports and other information filed with the SEC. The Website can be accessed at http://www.sec.gov.

Item 1A.    Risk Factors

Risks Related to Our Business

Failure to comply with the terms of our Loss Sharing Agreements with the FDIC may result in significant losses.

        In May 2009, we purchased substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of the Failed Bank in an FDIC-assisted transaction, and presently a substantial portion of BankUnited's revenue is derived from such assets. The purchased loans, commitments, foreclosed assets and certain securities are covered by the Loss Sharing Agreements with the FDIC, which provide that a significant portion of the losses related to the Covered Assets will be borne by the FDIC. Under the Loss Sharing Agreements, we are obligated to comply with certain loan servicing standards, including requirements to participate in government-sponsored loan modification programs. As these standards evolve, we may experience difficulties in complying with the requirements of the Loss Sharing Agreements, which could result in Covered Assets losing some or all of their coverage. BankUnited is subject to audits with the terms of the Loss Sharing

Agreements by the FDIC through its designated agent. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets losing their loss sharing coverage. See Item 1 "Business—The Acquisition—Loss Sharing Agreements."

The geographic concentration of our markets in the coastal regions of Florida makes our business highly susceptible to local economic conditions and natural disasters.

        Unlike larger financial institutions that are more geographically diversified, our branch offices are primarily concentrated in the coastal regions of Florida. Additionally, a significant portion of our loans secured by real estate are secured by commercial and residential properties in Florida. The Florida economy and our market in particular have been affected by the downturn in commercial and residential property values, and the decline in real estate values in Florida during the downturn has been higher than the national average. Additionally, the Florida economy relies heavily on tourism and seasonal residents, which have also been affected by recent market disruptions. Continued deterioration in economic conditions in the markets we serve or the occurrence of a natural disaster, such as a hurricane, or a man-made catastrophe, such as the Gulf of Mexico oil spill, could result in one or more of the following:

  •
  an increase in loan delinquencies;

  •
  an increase in problem assets and foreclosures;

  •
  a decrease in the demand for our products and services; or

  •
  a decrease in the value of collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.

        Hurricanes and other catastrophes to which our markets in the coastal regions of Florida are susceptible also can disrupt our operations, result in damage to our properties, reduce or destroy the value of collateral and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations.

        A decline in existing and new real estate sales decreases lending opportunities, may delay the collection of our cash flow from the Loss Sharing Agreements, and negatively affects our income. We do not anticipate that the real estate market will improve in the near-term and, accordingly, this could lead to additional valuation adjustments on our loan portfolios.

Delinquencies and defaults in residential mortgages have recently increased, creating a backlog in courts and an increase in the amount of legislative action that might restrict or delay our ability to foreclose and hence delay the collection of payments for single family residential loans under the Loss Sharing Agreements.

        For the single family residential loans covered by the Loss Sharing Agreements, we cannot collect loss share payments until we liquidate the properties securing those loans. These loss share payments could be delayed by an extended foreclosure process, including delays resulting from a court backlog, local or national foreclosure moratoriums or other delays, and these delays could have a material adverse effect on our results of operations. Homeowner protection laws may also delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors. Any restriction on our ability to foreclose on a loan, any requirement that we forgo a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms could negatively impact our business, financial condition, liquidity and results of operations.

Our loan portfolio has and will continue to be affected by the ongoing correction in residential and commercial real estate prices and reduced levels of residential and commercial real estate sales.

        Soft residential and commercial real estate markets, higher delinquency and default rates, and increasingly volatile and constrained secondary credit markets have affected the mortgage industry generally, and Florida in particular, which is where our business is currently most heavily concentrated. Our financial results may be adversely affected by changes in real estate values. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If the slowdown in the real estate market continues, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan losses. Although we have the Loss Sharing Agreements with the FDIC, these agreements do not cover 100% of the losses attributable to Covered Assets. In addition, the Loss Sharing Agreements will not mitigate any losses on our non-Covered Assets and our earnings could be adversely affected through a higher than anticipated provision for loan losses on such assets.

Our business is highly susceptible to credit risk on our non-Covered Assets.

        As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. Recent economic and market developments and the potential for continued economic disruption present considerable risks to us and it is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact our business in general. The Loss Sharing Agreements only cover certain legacy assets, and credit losses on assets not covered by the Loss Sharing Agreements could have a material adverse effect on our operating results.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.

        Our earnings and cash flows depend to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve.

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest bearing liabilities; however, interest rate risk management techniques are not precise, and we may not be able to successfully manage our interest rate risk. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

        We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our senior management team has entered into employment agreements with us, they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results and the value of our common stock.

Our allowance for credit losses may not be adequate to cover actual credit losses.

        We maintain an allowance for loan losses that represents management's estimate of probable losses inherent in our credit portfolio. This estimate requires management to make certain assumptions and involves a high degree of judgment, particularly as our originated loan portfolio is not yet seasoned and has not yet developed an observable loss trend and Covered Loans that did not exhibit evidence of deterioration in credit quality at acquisition, or non-ACI loans, have limited delinquency statistics. Management considers numerous factors, including, but not limited to, internal risk ratings, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, the proportion of non-performing and restructured loans in the loan portfolio, origination channels, product mix, underwriting practices, industry conditions, economic trends and net charge-off trends.

        If management's assumptions and judgments prove to be incorrect, our current allowance may be insufficient and we may be required to increase our allowance for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Continued adverse economic conditions could make management's estimate even more complex and difficult to determine. Any increase in our allowance for loan losses will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of the Allowance for Loan Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Accounting for Covered Loans."

We may not be able to find suitable acquisition candidates and may be unable to manage our growth due to acquisitions.

        A key component of our growth strategy is to pursue acquisitions of complementary businesses. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, our net income could decline and we would be required to find other methods to grow our business.

        Even if suitable candidates are identified and we succeed in consummating future acquisitions, acquisitions involve risks that the acquired business may not achieve anticipated revenue, earnings or cash flows. There may also be unforeseen liabilities relating to the acquired institution or arising out of the acquisition, asset quality problems of the acquired entity, difficulty operating in markets in which we have had no or only limited experience and other conditions not within our control, such as adverse personnel relations, loss of customers because of change in identity, and deterioration in local economic conditions.

        In addition, the process of integrating acquired entities will divert significant management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. Any acquisitions we do make may not enhance our cash flows, business, financial condition, results of operations or prospects and may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

We face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

        The primary market we serve is Florida. Consumer and commercial banking in Florida is highly competitive. Our market contains not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national financial institutions located in Florida and adjoining states as well as savings and loan associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.

        The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can.

        Our ability to compete successfully depends on a number of factors, including:

  •
  the ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe and sound assets;

  •
  the ability to attract and retain qualified employees to operate our business effectively;

  •
  the ability to expand our market position;

  •
  the scope, relevance and pricing of products and services offered to meet customer needs and demands;

  •
  the rate at which we introduce new products and services relative to our competitors;

  •
  customer satisfaction with our level of service; and

  •
  industry and general economic trends.

        Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs and risks associated with the ownership of real property, which could have an adverse effect on our business or results of operations.

        A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case, we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:

  •
  general or local economic conditions;

  •
  environmental cleanup liability;

  •
  neighborhood values;

  •
  interest rates;

  •
  real estate tax rates;

  •
  operating expenses of the mortgaged properties;

  •
  supply of and demand for rental units or properties;

  •
  ability to obtain and maintain adequate occupancy of the properties;

  •
  zoning laws;

  •
  governmental rules, regulations and fiscal policies; and

  •
  hurricanes or other natural or man-made disasters.

        Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may also adversely affect our operating expenses.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

        Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource our major systems including our electronic funds transfer, or EFT, transaction processing, cash management and online banking services. We rely on these systems to process new and renewal loans, gather deposits, provide customer service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

        We are currently in the process of implementing substantial changes to our core deposit platform. We may not be able to successfully implement this new core system in an effective manner. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of our new operating system. If there are technological impediments, unforeseen complications, errors or breakdowns in implementing this new core operating system or if this new core operating system does not meet the requirements of our customers, our business, financial condition, results of operations or customer perceptions may be adversely affected.

        In addition, we provide our customers the ability to bank remotely, including online and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate business.

BankUnited is a de novo bank, which could be mistaken for the Failed Bank, and this and other reputational risks could affect our results.

        BankUnited was established as a de novo federal savings association in order to participate in the FDIC-assisted acquisition of the Failed Bank. There is a reputational risk in being incorrectly associated with the Failed Bank. Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

BankUnited Investment Services offers third-party products including mutual funds, annuities, life insurance, individual securities and other wealth management services which could experience significant declines in value subjecting us to reputational damage and litigation risk.

        Through our subsidiary BankUnited Investment Services, we offer third-party products including mutual funds, annuities, life insurance, individual securities and other wealth management products and services. If these products do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have difficulty maintaining existing business and attracting new business. Additionally, our investment services businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty owed to them. Our investment services businesses are particularly subject to this risk and this risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

Risks Relating to the Regulation of Our Industry

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

  •
  changes to the thrift supervisory structure;

  •
  changes to regulatory capital requirements;

  •
  creation of new government regulatory agencies;

  •
  limitation on federal preemption;

  •
  changes in insured depository institution regulations; and

  •
  mortgage loan origination and risk retention.

        The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. For a more detailed description of the Dodd-Frank Act, see Item 1 "Business—Regulation and Supervision—The Dodd-Frank Act."

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

        We are subject to extensive regulation, supervision, and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors and deposit insurance funds, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

The FDIC's restoration plan and the related increased assessment rate could adversely affect our earnings.

        Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

        Federal banking agencies, including the OTS, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in BankUnited's capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate BankUnited's deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

        We intend to complement and expand our business by pursuing strategic acquisitions of banks and other financial institutions. We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, and our future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution's record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

        In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our internal growth strategy and possibly enter into new markets through de novo branching. De novo branching and any acquisition carries with it numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.

Financial institutions, such as BankUnited, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The federal Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the

Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control.

        In order to comply with regulations, guidelines and examination procedures in this area, we have enhanced our anti-money laundering program by adopting new policies and procedures and selecting a new, robust automated anti-money laundering software solution that is scheduled to be implemented in early 2011. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

        The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2010, we leased 120,672 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices, operations center and a retail branch. At December 31, 2010, we provided banking services at 81 branch locations in 13 Florida counties. Of the 81 branch properties, we leased 76 locations and owned 5 locations.

        At December 31, 2010, we also dedicated approximately 2,100 square feet of office and operations space in Miami Lakes, Florida to house BankUnited Investment Services, 10,619 square feet of office and operations space in Hunt Valley, Maryland to house United Business Capital Lending, and 5,488 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle Public Finance.

        We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3.    Legal Proceedings

        From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flow.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Shares of our common stock began trading on the NYSE under the symbol "BKU" on January 28, 2011. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock and the dividends declared on our common stock for the two most recent fiscal years. Prior to that time there was no public market for our common stock. As of March 23, 2011, there were 39 stockholders of record of our common stock.

Equity Compensation Plan Information

        Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information" of this Annual Report on Form 10-K.

Dividend Policy

        We anticipate paying a quarterly dividend of $0.14 per share on our common stock, subject to the discretion of our Board and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments and other factors that our Board may deem relevant. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See Item 1 "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions." During the period ended December 31, 2009, we did not pay a cash dividend to the holder of our common stock. On October 28, 2010, we paid a quarterly dividend of $14.0 million, with a record date of October 15, 2010. On October 28, 2010, we also paid a one-time special dividend of $6.0 million, with a record date of October 19, 2010. On January 18, 2011, we paid another quarterly dividend of $14.0 million, with a record date of January 3, 2011.

Use of Proceeds

        Our registration statement on Form S-1 (File No. 333-170203) was declared effective on January 27, 2011, pursuant to which we registered the offering and sale of 33,350,000 shares of common stock at an initial public offering price of $27.00 per share. Our initial public offering included 4,000,000 newly issued shares of common stock sold by us (the primary offering) and 29,350,000 existing shares of common stock sold by selling stockholders (the secondary offering). The 29,350,000 shares of common stock sold by the selling stockholders in the secondary offering included 4,350,000 shares covered by an over-allotment option granted to the underwriters. On January 27, 2011, we sold 4,000,000 shares of common stock for gross proceeds of $108 million, before underwriters' discounts and offering expenses, and the selling stockholders sold 29,350,000 shares (including 4,350,000 shares pursuant to their over-allotment option) for gross proceeds of $792.5 million, before underwriters' discounts.

        Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers for the offering and as representatives of the underwriters. In connection with the initial public offering and underwriters' exercise of the overallotment option, we paid $5.4 million in underwriting discounts to the underwriters and the selling stockholders paid $39.6 million in underwriters' discounts to the underwriters.

        In connection with the initial public offering including the underwriters' exercise of the overallotment option, we received net proceeds of $97.6 million, after deducting underwriters' discounts of $5.4 million and additional estimated offering expenses of approximately $5.0 million. The offering expenses include SEC registration fees, FINRA filing fees, NYSE listing fees and expenses, legal fees and expenses, printing expenses, transfer agent and registrar fees and expenses, accounting fees and expenses as well as other miscellaneous expenses. The selling stockholders received net proceeds of approximately $752.3 million, after deducting underwriters' discounts of approximately $39.6 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the secondary offering.

        During the period from the closing of the offering on February 2, 2011 through the filing of this report, we have used the net proceeds from the offering for general corporate purposes.

Recent Sales of Unregistered Securities

        In the last three fiscal years, BankUnited, Inc. has issued the following securities:

        On April 28, 2009, in connection with its incorporation and initial capitalization, BankUnited, Inc. issued 1,000 shares of its common stock to BU Financial Holdings LLC for $10, which shares were subsequently canceled at the time of the Acquisition.

        Since the Acquisition on May 21, 2009, BankUnited, Inc. issued an aggregate of 92,971,850 shares of its common stock to BU Financial Holdings LLC for consideration of $950.3 million in capital investment transactions.

        The issuances of securities described in the preceding paragraphs were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. BankUnited, Inc. did not offer or sell the securities by any form of general solicitation or general advertising, informed the purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to the purchaser, whom BankUnited, Inc. believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities.

        BankUnited, Inc. granted certain of its employees (none of whom are named executive officers other than Mr. Melby, the "Management Members") 1,031,700 options to purchase an aggregate of 1,031,700 shares of our common stock under our 2009 Stock Option Plan. 49,990 of these options were forfeited subsequent to grant. These grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder inasmuch as they were offered and sold under written compensatory benefit plans and otherwise in compliance with the provisions of Rule 701.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Consolidated Financial Data

        You should read the selected consolidated financial data set forth below in conjunction with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below at December 31, 2010 and for the year then ended and at December 31, 2009 and for the period then ended is derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data set forth below at September 30, 2008, 2007, and 2006, for the period from

October 1, 2008 to May 21, 2009 and for the fiscal years ended September 30, 2008, 2007 and 2006 has been derived from the consolidated financial statements of the Failed Bank.

        Although we were incorporated on April 28, 2009, neither we nor the Bank had any substantive operations prior to the Acquisition on May 21, 2009. Results of operations of the Company for the post-Acquisition periods are not comparable to the results of operations of the Failed Bank for the pre-Acquisition periods. Results of operations for the post-Acquisition periods reflect, among other things, the acquisition method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Periods Presented and Factors Affecting Comparability."

	BankUnited, Inc.		Failed Bank
	At December 31,		At September 30,
	2010	2009	2008	2007	2006
					(unaudited)
	(dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$564,774	$356,215	$1,223,346	$512,885	$66,600
Investment securities available for sale, at fair value	2,926,602	2,243,143	755,225	1,098,665	1,520,294
Loans, net	3,875,857	4,588,898	11,249,367	12,561,693	11,400,706
FDIC indemnification asset	2,667,401	3,279,165	—	—	—
Goodwill and other intangible assets	69,011	60,981	28,353	28,353	28,353
Total assets	10,869,560	11,129,961	14,088,591	15,107,310	13,543,992
Deposits	7,163,728	7,666,775	8,176,817	7,305,788	6,110,855
Federal Home Loan Bank advances	2,255,200	2,079,051	5,279,350	6,234,360	5,174,350
Total liabilities	9,616,052	10,035,701	13,689,821	13,904,508	12,538,156

	BankUnited, Inc.		Failed Bank
		Period from April 28, 2009 to December 31, 2009(1)	Period from October 1, 2008 to May 21, 2009(1)
				September 30,
	Year Ended December 31, 2010
				2008	2007	2006
						(unaudited)
	(dollars in thousands, except share data)
Consolidated Income Statement Data:
Interest income	$557,688	$335,524	$339,068	$834,460	$957,897	$712,807
Interest expense	168,200	83,856	333,392	555,594	604,558	442,333

Net interest income	389,488	251,668	5,676	278,866	353,339	270,474
Provision for loan losses	51,407	22,621	919,139	856,374	31,500	10,400

Net interest income (loss) after provision for loan losses	338,081	229,047	(913,463)	(577,508)	321,839	260,074
Non-interest income (loss)	297,779	253,636	(81,431)	(128,859)	28,367	32,598
Non-interest expense	323,320	283,262	238,403	246,480	185,634	136,668

Income (loss) before income taxes	312,540	199,421	(1,233,297)	(952,847)	164,572	156,004
Provision (benefit) for income before taxes	127,805	80,375	—	(94,462)	55,067	51,794

Net income (loss)	$184,735	$119,046	$(1,233,297)	$(858,385)	$109,505	$104,210

Share Data:
Earnings (loss) per common share, basic and diluted	$1.99	$1.29	$(12,332,970)	$(8,583,850)	$1,095,054	$1,042,100
Weighted average common shares outstanding	92,950,735	92,664,910	100	100	100	100
Other Data (unaudited):
Financial ratios
Return on average assets(2)	1.65%	1.69%	(14.26)%	(5.94)%	0.78%	0.86%
Return on average common stockholder's equity(2)	15.43%	18.98%	(2041.04)%	(75.43)%	10.04%	12.04%
Yield on earning assets(2)	7.23%	7.42%	3.91%	5.91%	6.96%	6.06%
Cost of interest bearing liabilities(2)	1.81%	1.39%	3.94%	4.36%	4.91%	4.16%
Equity to assets ratio	11.53%	9.83%	(7.25)%	2.83%	7.96%	7.43%
Interest rate spread(2)	5.42%	6.03%	(0.03)%	1.55%	2.05%	1.90%
Net interest margin(2)	5.05%	5.58%	0.06%	1.98%	2.57%	2.30%
Loan to deposit ratio(5)	54.92%	60.15%	128.73%	146.33%	172.74%	189.21%
Asset quality ratios
Non-performing loans to total loans(3)(5)	0.66%	0.38%	24.58%	11.98%	1.59%	0.18%
Non-performing assets to total assets(4)	2.14%	1.24%	23.53%	11.13%	1.51%	0.16%
Allowance for loan losses to total loans	1.48%	0.49%	11.14%	5.98%	0.46%	0.32%
Allowance for loan losses to non- performing loans(3)	226.35%	130.22%	45.33%	49.96%	29.15%	175.40%
Net charge-offs to average loans(2)	0.37%	0.00%	5.51%	1.58%	0.08%	0.00%

	BankUnited, Inc.		Failed Bank
	At December 31,		At September 30,
	2010	2009(1)	2008	2007	2006
					(unaudited)
Capital ratios(6)
Tier 1 common capital to total risk weighted assets	41.30%	40.42%	4.90%	14.64%	13.79%
Tier 1 risk-based capital	41.30%	40.42%	4.90%	14.64%	13.79%
Total risk-based capital	42.04%	40.55%	6.21%	15.37%	14.28%
Tier 1 leverage	10.34%	8.78%	2.89%	7.84%	7.31%

(1)
The Company was incorporated on April 28, 2009, but neither the Company nor the Bank had any substantive operations prior to the Acquisition on May 21, 2009. The period from May 22, 2009 to December 31, 2009 contained 224 days. The period from October 1, 2008 to May 21, 2009 contained 233 days.

(2)
Ratio is annualized for the period from October 1, 2008 to May 21, 2009 and for the period from May 22, 2009 to December 31, 2009. See note 1 above.

(3)
Non-performing loans include nonaccrual loans, loans past due 90 days or more and still accruing and, for the pre-Acquisition periods, certain other impaired loans still accruing interest. For the pre-Acquisition periods, restructured 1-4 single family residential loans in compliance with modified terms are excluded from non-performing loans. For the post-Acquisition periods, contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans. These ratios may therefore not be compatible to similar ratios of our peers. The carrying value of ACI loans contractually delinquent by more than 90 days but still accruing was $0.7 billion and $1.2 billion at December 31, 2010 and December 31, 2009, respectively.

(4)
Non-performing assets include non-performing loans and OREO.

(5)
Total loans is net of unearned discounts and deferred fees and costs.

(6)
All capital ratios presented are ratios of the Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of BankUnited, Inc. and should be read in conjunction with the consolidated financial statements, accompanying footnotes and supplemental financial data included herein. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors." We assume no obligation to update any of these forward-looking statements.

Overview

        BankUnited, Inc. is a savings and loan holding company with two wholly-owned subsidiaries: BankUnited, which is one of the largest independent depository institutions headquartered in Florida by assets, and BankUnited Investment Services, a Florida insurance agency. As of the close of business on May 21, 2009, BankUnited entered into the Purchase and Assumption Agreement including the Loss Sharing Agreements with the FDIC to acquire substantially all of the assets and assume all of the non-brokered deposits and substantially all other liabilities of the Failed Bank. The Failed Bank was closed by the OTS and placed into receivership with the FDIC on May 21, 2009. Neither the Company nor the Bank had any substantive operations prior to the Acquisition.

        BankUnited has a network of 81 branches in 13 Florida counties as of December 31, 2010. Since the Acquisition, we have focused on providing a full range of commercial and consumer banking services to growing companies and their executives, commercial and middle-market businesses and consumers in Florida's coastal regions. Through BankUnited, we deliver a comprehensive range of traditional depository and lending products, online banking services and cash management tools to our customers. Through its non-bank subsidiary, BankUnited Investment Services, the Company offers wealth management products as well as succession planning, estate planning and financial planning services.

        In the fourth quarter of 2010, we acquired two leasing companies for total cash consideration of approximately $50.5 million to facilitate establishing a leasing platform on a national basis. Through United Capital Business Lending we offer equipment financing services and through Pinnacle Public Finance we offer municipal leasing services. In conjunction with those acquisitions, we recorded lease receivables valued at $42.7 million, goodwill of $7.9 million, customer relationship intangible assets of $0.4 million, premises and equipment of $0.6 million and liabilities of $1.1 million.

Periods Presented and Factors Affecting Comparability

        Financial information presented throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2010 and the period from May 22, 2009 through December 31, 2009 (which we refer to as the post-Acquisition periods) is that of the Company. Historical financial information for the period from October 1, 2008 through May 21, 2009 and the fiscal year ended September 30, 2008 (which we refer to as the pre-Acquisition periods) is that of the Failed Bank. Results of operations of the Company for the post-Acquisition periods are not comparable to the results of operations of the Failed Bank for the pre-Acquisition periods. Results of operations for the post-Acquisition periods reflect, among other things, the acquisition method of accounting.

        Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on the consolidated balance sheet of the Company at their estimated fair values as of May 21, 2009. These estimated fair values differed substantially from the carrying amounts of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Bank immediately prior to the Acquisition. The most significant reasons for the non-comparability of the consolidated financial statements include:

  •
  The estimated fair value at which the acquired loans were initially recorded by the Company was significantly less than the pre-Acquisition carrying value of those loans on the balance sheet of the Failed Bank. No allowance for loan losses was recorded with respect to acquired loans at the Acquisition date. The write-down of loans to fair value in conjunction with the application of acquisition accounting and credit protection provided by the Loss Sharing Agreements resulted in a significantly lower impact on the results of operations related to the provision for loan losses subsequent to the Acquisition;

  •
  Acquired investment securities were recorded at their estimated fair values at the Acquisition date, significantly reducing the potential for other-than-temporary impairment charges in periods subsequent to the Acquisition for the acquired securities;

  •
  An indemnification asset related to the Loss Sharing Agreements with the FDIC was recorded in conjunction with the Acquisition;

  •
  Interest income, interest expense and the net interest margin subsequent to the Acquisition reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities;

  •
  Non-interest income for periods subsequent to the Acquisition includes the effects of accretion of discount on the indemnification asset and net gains associated with the resolution of Covered Assets;

  •
  Certain loans reflected as nonaccrual loans in the financial statements of the Failed Bank are no longer categorized as non-performing assets due to the accounting treatment accorded such loans under ASC Subtopic 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality. The balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the Acquisition;

  •
  Goodwill and other intangible assets were recorded in conjunction with the Acquisition;

  •
  The Company received $2.2 billion in cash from the FDIC upon consummation of the Acquisition; and

  •
  The Company received a capital injection of $945.0 million at inception.

        A summary comparison of the pre-Acquisition carrying amounts and estimated fair values of assets acquired and liabilities assumed as of the Acquisition date follows (dollars in thousands):

	As Recorded by the Failed Bank	Fair Value Adjustments	Net Cash Received From the FDIC	As Recorded by the Company
Assets
Cash and cash equivalents	$1,160,321	$—	$2,156,393	$3,316,714
Investment securities, at fair value	608,388	(69,444)	—	538,944
FHLB stock	243,334	—	—	243,334
Loans	11,174,232	(6,163,904)	—	5,010,328
FDIC receivable	—	69,444	—	69,444
FDIC indemnification asset	—	3,442,890	—	3,442,890
Bank owned life insurance	129,111	—	—	129,111
Other real estate owned	199,819	(22,140)	—	177,679
Deferred tax asset, net	—	37,269	—	37,269
Goodwill and other intangible assets	—	61,150	—	61,150
Other assets	95,171	(44,696)	—	50,475

Total assets	13,610,376	(2,689,431)	2,156,393	13,077,338

Liabilities
Deposits	8,225,916	108,566	—	8,334,482
Securities sold under agreements to repurchase	1,310	—	—	1,310
Federal Home Loan Bank advances	4,429,350	201,264	—	4,630,614
Advance payments by borrowers for taxes and insurance	52,362	—	—	52,362
Other liabilities	59,137	(567)	—	58,570

Total liabilities	12,768,075	309,263	—	13,077,338

Net Assets	$842,301	$(2,998,694)	$2,156,393	$—

Primary Factors Used to Evaluate Our Business

        We manage and evaluate various aspects of our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally.

        Subsequent to the Acquisition, comparison of our financial performance to that of other financial institutions is impacted by the application of the acquisition method of accounting and the accounting for loans acquired with evidence of deterioration in credit quality, which we refer to as ACI loans, as discussed below.

  Results of operations

        The primary line items we use to manage and evaluate our results of operations include net interest income, the provision for loan losses, non-interest income, non-interest expense and net income.

  Net interest income

        Net interest income is the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities and is the primary driver of core earnings. Net interest income is impacted by the relative mix of interest earning assets and interest bearing liabilities, the ratio of interest earning assets to total assets and of interest bearing liabilities to total funding sources, movements in market interest rates, levels of non-performing assets and pricing pressure from competitors. Due to the revaluation of Covered Assets in conjunction with the application of acquisition accounting and the resultant accretion, generally Covered Assets have higher yields than do assets purchased or originated since May 21, 2009. Net interest income will be impacted in future periods as Covered Assets are repaid or mature and these assets comprise a lower percentage of total interest earning assets. The mix of interest earning assets is influenced by loan demand and by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets.

        The mix of interest bearing liabilities is influenced by management's assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Bank's market and the availability and pricing of other sources of funds.

        Key measures that we use to evaluate our net interest income are the level and stability of the net interest margin and the interest rate spread. Net interest margin is calculated by dividing net interest income for the period by average interest earning assets. The interest rate spread is the difference between the yield earned on average interest earning assets and the rate paid on average interest bearing liabilities for the period.

        For the post-Acquisition periods, net interest income is also impacted by accretion of fair value adjustments recorded in conjunction with the Acquisition and the accounting for ACI loans. Fair value adjustments of interest earning assets and interest bearing liabilities recorded at Acquisition are accreted to interest income or expense over the lives of the related assets or liabilities. Generally, accretion of fair value adjustments increases interest income and decreases interest expense, and thus has a positive impact on our net interest income, net interest margin and interest rate spread.

        At Acquisition, ACI loans were recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over the recorded fair value at Acquisition, known as accretable yield, is being recognized as interest income over the lives of the underlying loans. Since the post-Acquisition carrying value of ACI loans is based on the amount expected to be collected, and due to the resultant accretion, these loans are not classified as nonaccrual, although they may be contractually delinquent. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion and ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

        The accretion of fair value adjustments will continue to have a significant impact on our net interest income as long as Covered Assets represent a significant portion of our interest earning assets as opposed to assets originated or purchased after May 21, 2009. At December 31, 2010, Covered Loans represented 86.3% of our loan portfolio (based on book value) and Covered Securities represented 9.0% of our investment portfolio. In total, covered interest earning assets represented 47.8% of our interest earning assets at December 31, 2010.

        Interest expense incurred on our interest bearing liabilities is impacted by the accretion of fair value adjustments on our time deposits and our advances from the FHLB recorded in connection with the Acquisition. However, the impact on interest expense has decreased significantly in 2010 and will continue to decrease in 2011. Accretion of fair value adjustments on time deposits totaled $21.4 million for the year ended December 31, 2010 as compared to $79.9 million for the period ended December 31, 2009. Accretion of fair value adjustments on FHLB advances totaled $23.9 million for the year ended December 31, 2010 as compared to $25.1 million for the period ended December 31, 2009. For 2011, accretion of fair value adjustments on time deposits is projected to be $7.0 million, and accretion of fair value adjustments on FHLB advances is projected to be $19.1 million.

  Provision for loan losses

        The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

        The risk of loss associated with Covered Loans differs significantly from the risk of loss associated with non-Covered Loans. The Loss Sharing Agreements significantly limit the Company's exposure to credit losses on Covered Loans. Recognition of future losses on Covered Loans is also mitigated by the fair market value of loans established in the application of acquisition accounting. Because the determination of fair value at which the loans acquired from the Failed Bank were initially recorded as of May 21, 2009 encompassed assumptions about expected future cash flows and credit risk, no allowance for loan losses was recorded at the date of acquisition. Fair value adjustments to the carrying amount of acquired loans totaled $6.2 billion.

        Covered Loans may be further broken out into two broad categories: (i) ACI loans and (ii) loans that did not exhibit evidence of deterioration in credit quality at acquisition, or non-ACI loans. Subsequent to the Acquisition, an allowance for loan losses related to the ACI loans is recorded only when estimates of future cash flows related to these loans are revised downward, indicating further deterioration in credit quality. An allowance for loan losses for non-ACI loans may be established if factors considered relevant by management indicate that the credit quality of the non-ACI loans has deteriorated.

        Since the recording of a provision for loan losses on Covered Loans represents an increase in the amount of reimbursement we expect to receive from the FDIC, we also record an increase in the FDIC indemnification asset for the present value of the projected increase in reimbursement, with a corresponding increase in non-interest income, recorded in "Net gain (loss) on indemnification asset resulting from net recoveries" as discussed below in the section entitled "Non-interest income." Therefore, the impact on our results of operations of any provision for loan losses on Covered Loans is significantly mitigated by an increase in non-interest income. For the year ended December 31, 2010 and the period ended December 31, 2009, we recorded provisions for loan losses on Covered Loans of $46.5 million and $21.3 million, respectively. For the year ended December 31, 2010 and the period ended December 31, 2009, the impact to earnings from these provisions was significantly mitigated by recording non-interest income of $29.3 million and $14.4 million, respectively.

        For the year ended December 31, 2010 and the period ended December 31, 2009, we recorded provisions for loan losses of $4.9 million and $1.3 million, respectively, for loans we originated or purchased subsequent to the Acquisition. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by an increase in non-interest income.

  Non-interest income

        For the year ended December 31, 2010 and the period ended December 31, 2009, the majority of our non-interest income resulted from the resolution of assets covered by our Loss Sharing Agreements with the FDIC and accretion of discount on the FDIC indemnification asset. Typically, the primary components of non-interest income of financial institutions are service charges and fees and gains or losses related to the sale or valuation of investment securities, loans and other assets. Thus, it is difficult to compare the amount and composition of our non-interest income with that of other financial institutions of our size both regionally and nationally.

        The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, represented by the present value of estimated future cash payments from the FDIC for probable losses on Covered Assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at Acquisition, and reimbursement of certain expenses. The discount rate of 7.10% used in the initial calculation of fair value was determined using a risk-free yield curve plus a premium reflecting the uncertainty related to the collection, amount and timing of the cash flows and other liquidity concerns. Accretion is a result of discounting and may also increase or decrease from period to period due to changes in expected cash flows from the Covered Loans.

        If projected cash flows from the ACI loans increase, the yield on the loans will increase and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the indemnification asset. For the year ended December 31, 2010 and the period ended December 31, 2009, the average rate at which income was accreted on the FDIC indemnification asset was 4.69% and 7.10%, respectively.

        A rollforward of the FDIC indemnification asset from May 21, 2009 to December 31, 2010 follows (dollars in thousands):

Balance, May 21, 2009	$3,442,890
Accretion	149,544
Reduction for claims filed	(291,508)
Net gain (loss) on indemnification asset resulting from net recoveries	(21,761)

Balance, December 31, 2009	3,279,165
Accretion	134,703
Reduction for claims filed	(764,203)
Net gain (loss) on indemnification asset resulting from net recoveries	17,736

Balance, December 31, 2010	$2,667,401

        Accretion of the discount on the FDIC indemnification asset results in an increase to the balance of the FDIC indemnification asset with a corresponding increase in non-interest income. We project the amount of accretion will decline in future periods, because our projected cash flows from ACI loans have been increasing, and as a result we expect to collect less cash flow from the indemnification asset as discussed above.

        The balance of the FDIC indemnification asset is reduced as claims for reimbursement are filed with the FDIC. The receipt of payments from the FDIC results in an increase to cash.

        The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the ultimate resolution of Covered Assets. We record an offsetting entry in the income statement line item "Net gain (loss) on indemnification asset resulting from net recoveries." This line item includes the significantly mitigating impact related to loan loss provisions on Covered Loans, the impact of lower projected FDIC reimbursement resulting from the favorable resolution of Covered Loans as described below, and the offsetting impact related to gains or losses on the sale of Covered Loans and OREO and impairment of OREO. The table below shows the various components of this income statement line item for the year ended December 31, 2010 and the period ended December 31, 2009.

        Income from resolution of Covered Loans is included in the income statement line item "Income from resolution of Covered Assets, net" and represents the difference in the projected losses from ACI loans and consideration received in satisfaction of such loans that were resolved, either by prepayment, sale, foreclosure, short sale or, for the non-residential portfolio, charge-offs, as well as losses from permanent modification of ACI loans accounted for in pools during the period. Gains and losses from the resolution or permanent modification of Covered Loans are included in this line item. The amount of income recorded in any period will be impacted by the number and unpaid principal balance ("UPB") of ACI loans resolved and our ability to accurately project cash flows from ACI loans in future periods. In general, we expect the amount of this income to decrease in future periods as we gain additional history in terms of the performance of the loans we acquired, which we will reflect in the update of our projected cash flows from ACI loans each quarter. Income from the resolution of non-ACI loans is not significant.

        Under the Purchase and Assumption Agreement, we are permitted to sell on an annual basis up to 2.5% of the Covered Loans, based upon the UPB at Acquisition, or approximately $280.0 million, without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. A loss of $76.4 million was recognized during the year ended December 31, 2010 on non-recourse sales of ACI loans with UPB of $272.2 million to third parties. During the period ended December 31, 2009, a loss of $47.1 million was recognized on non-recourse sales of ACI loans with UPB of $275.0 million to third parties. The losses for the year ended December 31, 2010 and the period ended December 31, 2009 were significantly mitigated by income of approximately $57.7 million and $37.6 million, respectively, included in the income statement line item "Net gain (loss) on indemnification asset resulting from net recoveries." We may continue to exercise our right to sell Covered Loans in future periods.

        The following table summarizes the pre-tax components of the gains and losses associated with the resolution of Covered Assets as described above, plus the provision for loan losses on non-Covered

Loans, for the year ended December 31, 2010 and period ended December 31, 2009 (dollars in thousands):

	Year Ended December 31, 2010			Period Ended December 31, 2009
	Transaction Income (Loss)	Net Gain (Loss) on Indemnifi- cation Asset Resulting From Net Recoveries	Net Impact on Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnifi- cation Asset Resulting From Net Recoveries	Net Impact on Earnings
Provision for losses on Covered Loans	$(46,481)	$29,291	$(17,190)	$(21,287)	$14,433	$(6,854)
Provision for losses on non-Covered Loans	(4,926)	—	(4,926)	(1,334)	—	(1,334)

Total provision for loan losses	(51,407)	29,291	(22,116)	(22,621)	14,433	(8,188)

Income from resolution of Covered Assets, net	121,462	(84,138)	37,324	120,954	(88,801)	32,153
Net loss on sale of Covered Loans	(76,360)	57,747	(18,613)	(47,078)	37,600	(9,478)

	45,102	(26,391)	18,711	73,876	(51,201)	22,675

Loss on sale of OREO	(2,174)	1,932	(242)	(807)
Impairment of OREO	(16,131)	12,904	(3,227)	(21,055)

	(18,305)	14,836	(3,469)	(21,862)	15,007	(6,855)

Total	$(24,610)	$17,736	$(6,874)	$29,393	$(21,761)	$7,632

        In addition to the loss on covered loans reflected in the table above, the income statement line item "Loss on sale of loans, net" for the year ended December 31, 2010 includes approximately $50 thousand of gains on the sale of loans held for sale. These transactions are not subject to the loss sharing agreements.

        The following table provides further detail of the components of income from resolution of Covered Assets, net (dollars in thousands):

	Year Ended December 31, 2010	Period Ended December 31, 2009
Payments in full	$142,172	$76,428
Foreclosures	(15,691)	30,489
Short sales	7,801	28,610
Modifications	(2,424)	—
Charge-offs	(14,303)	(14,573)
Recoveries	3,907	—

Income from resolution of Covered Assets, net	$121,462	$120,954

        The volume of loan resolutions resulting from repayments, modifications and recoveries increased for the year ended December 31, 2010 compared to the period ended December 31, 2009 as we augmented and enhanced our mortgage servicing and workout and recovery departments and were increasingly able to work with borrowers to effect resolution of outstanding loans. The impact of modifications on income from resolution of Covered Assets reflects increased participation by borrowers in the HAMP program during 2010. Net gains from foreclosures and short sales declined for the year ended December 31, 2010 due to continuing home price deterioration in our primary market areas. The impact of additional historical experience on our ability to estimate future cash flows from these types of resolutions has also reduced the effect of these resolutions on current period earnings.

        Certain OREO related expenses, including attorney's fees, foreclosure costs, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements with the FDIC. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as "FDIC reimbursement of costs of resolution of covered assets" in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying Covered Asset. This may result in the expense and the related income from reimbursements being recorded in different periods. For the year ended December 31, 2010 and the period ended December 31, 2009 non-interest expense includes approximately $49.7 million and $26.1 million, respectively, of disbursements subject to reimbursement under the loss sharing agreements. For those same periods, claims of $29.8 million and $8.1 million, respectively, were submitted to the FDIC for reimbursement. As of December 31, 2010, $28.5 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods.

  Non-interest expense

        Non-interest expense includes employee compensation and benefits, occupancy and equipment, impairment of OREO, foreclosure expense, OREO expense, deposit insurance expense, professional fees, telecommunications and data processing and other expense. For the period ended December 31, 2009, non-interest expense included two significant non-recurring items. The first of these was the write-off of a receivable from the FDIC in the amount of $69.4 million, which was established at the date of the Acquisition and related to the disputed valuation of certain acquired investment securities. Given that the disagreement over the valuation extended past December 31, 2009 with the likelihood that no additional consideration would be paid, the receivable was written off in 2009. Subsequently, the Company reached a settlement with the FDIC regarding this dispute. Under the settlement, the Company received $24.1 million, which was reflected in non-interest income in the fourth quarter of 2010. The second of these non-recurring items was $39.8 million in direct costs associated with the Acquisition, consisting primarily of legal and investment banking advisory fees.

        Our employee compensation and benefits expense includes expense related to Profits Interest Units ("PIUs") issued to certain members of executive management. The PIUs are divided into two equal types of profits interests. Half of the PIUs, which we refer to as time-based PIUs, are time-based and vest with the passage of time following the grant date. The remaining half of the PIUs, which we refer to as IRR-based PIUs, vested immediately prior to the consummation of the initial public offering ("IPO") of our common stock in January, 2011. Fair value of PIUs is estimated using a Black-Scholes option pricing model including assumptions as to expected volatility, dividends, terms, and risk-free rates. Beginning with the third quarter of 2009, the fair value is updated quarterly. The fair value of the PIUs has increased since the third quarter of 2009 through December 31, 2010, driven by a reduction in risk-free rates, an increase in expected volatility and an increase in the value of our common shares. The estimated fair value per unit of the Company's PIUs from September 30, 2009 to December 31, 2010 is as follows (dollars in thousands):

September 30, 2009	$707.30
December 31, 2009	$850.30
March 31, 2010	$843.70
June 30, 2010	$1,029.85
September 30, 2010	$1,238.25
December 31, 2010	$1,627.01

        For additional information, see "Compensation Discussion and Analysis—Executive Officer Compensation—Equity-Based Compensation."

        Compensation expense for the time-based PIUs is recorded over the vesting period based on their fair value. For the year ended December 31, 2010 and the period ended December 31, 2009, we recorded compensation expense related to time-based PIUs of $36.2 million and $8.8 million, respectively.

        In January 2011, in conjunction with the IPO, we recorded additional compensation expense of approximately $110.4 million related to the vesting of the IRR-based PIUs and the exchange of PIUs for a combination of common stock and options.

        OREO expense and foreclosure expense is comprised of net gains or losses on the sale of OREO properties, expenses of holding and maintaining OREO properties such as real estate taxes and insurance, and legal fees and other foreclosure expenses. Impairment of OREO represents further deterioration in the fair value of properties that were initially recorded at fair value at the time of foreclosure. OREO expense, foreclosure expense and impairment of OREO have remained at high levels since the Acquisition due to continuing deterioration in home prices coupled with the high volume of foreclosures.

        At December 31, 2010, all OREO properties were covered by the Loss Sharing Agreements with the FDIC. For the post-Acquisition periods, OREO losses are substantially offset by non-interest income related to indemnification by the FDIC. Generally, OREO related expenses are also reimbursed under the terms of the Loss Sharing Agreements with the FDIC.

        Other non-interest expense includes the increase in value of the warrant issued to the FDIC in conjunction with the Acquisition. Based on its initial terms, the value of the warrant equals 10% of the value the Company realizes in an IPO or exit event in excess of the valuation that would be implied if the Company was valued at the average price-to-tangible book value multiple for the top quartile of publicly traded U.S. banks and thrifts in excess of $10 billion in assets. We utilized information provided by third party valuation specialists to assist in the determination of the fair value of the warrant at the Acquisition and at each quarter end beginning with September 30, 2009 through September 30, 2010. The warrant was initially recorded with a fair value of $1.5 million at May 21, 2009. In October 2010, the Company and the FDIC amended the warrant to guarantee a minimum value to the FDIC in the amount of $25.0 million. During year ended December 31, 2010 and the period ended December 31, 2009, we recorded $21.8 million and $1.7 million, respectively, of non-interest expense reflecting the increase in the value of the warrant which, at December 31, 2010, was adjusted to the guaranteed minimum value. In February, 2011, the Company redeemed the FDIC warrant for its agreed upon value of $25.0 million in cash.

        We evaluate our non-interest expense based on measures including our efficiency ratio and trends in the individual categories of non-interest expense, after giving consideration to the planned growth of our business.

  Net income

        We evaluate our net income based on measures including return on average assets and return on average common stockholder's equity.

Financial Condition

        Our balance sheets for the post-Acquisition periods reflect the impact of the application of acquisition accounting and the resulting adjustment of assets acquired and liabilities assumed to their fair values, and are therefore not comparable in many respects to balance sheets of the Failed Bank for the pre-Acquisition periods. In particular, the carrying amount of investment securities, loans, the FDIC indemnification asset, goodwill and other intangible assets, net deferred tax assets, deposit liabilities, and FHLB advances were materially impacted by these adjustments.

        Loans, OREO and certain investment securities, including certain private-label mortgage-backed and non-investment grade securities acquired from the Failed Bank are covered by the Loss Sharing

Agreements with the FDIC. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to these assets. Under the Loss Sharing Agreements, the FDIC will cover 80% of losses and certain expenses related to the Covered Assets up to the $4.0 billion stated threshold and 95% of losses and certain expenses that exceed the $4.0 billion stated threshold. The Loss Sharing Agreements last for ten years for single family residential loans and for five years (with recoveries for eight years) for other loan types and investment securities. The Loss Sharing Agreements' coverage may be extended for two additional years under certain circumstances.

        Of the securities acquired in the Acquisition, $263.6 million at fair value of private label mortgage-backed securities and mortgage-backed security mutual funds, trust preferred collateralized debt obligations, Agency preferred stocks, and corporate securities are covered under the non-residential Loss Sharing Agreement. BankUnited will be reimbursed 80% (95% if cumulative losses have exceeded the $4.0 billion stated threshold) of realized losses, other-than-temporary impairments and any reimbursable expenses. BankUnited must pay the FDIC 80% (95% if cumulative losses are greater than the stated threshold) of realized gains and other-than-temporary impairment recoveries. Unrealized mark-to-market changes from the application of fair value accounting do not qualify for loss sharing. BankUnited cannot sell securities covered under the Loss Sharing Agreements without prior approval of the FDIC. To date, we have not submitted any claims for reimbursement for the investment securities covered under the Loss Sharing Agreements.

        The portfolio of available for sale securities has grown to $2.9 billion at December 31, 2010 from $2.2 billion at December 31, 2009 and $0.5 billion immediately following the Acquisition. Growth of the investment portfolio since the Acquisition has been driven primarily by the deployment of cash acquired and cash generated from loan resolution activity into higher yielding assets during a period of diminished loan demand. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate residential mortgage-backed securities. We have also invested in highly rated structured products including private label residential mortgage-backed securities and Re-securitized Real Estate Mortgage Investment Conduits, or "Re-REMICS", bank preferred stocks and asset-backed securities collateralized primarily by auto loans, credit card receivables, student loans and floor plan loans that, while somewhat less liquid, provide us with higher yields. A relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates and the longer duration of the loan portfolio acquired from the Failed Bank.

        Loans acquired in the Acquisition were recorded at their estimated fair values at Acquisition, which were substantially less than the UPB of the loans. Additionally, the allowance for loan losses, discounts, premiums, and deferred origination fees and costs related to the acquired loans were eliminated in the application of the acquisition method of accounting. Net loans decreased to $3.9 billion at December 31, 2010 from $4.6 billion at December 31, 2009 and $5.0 billion immediately following the Acquisition, primarily due to the resolution of ACI loans.

        Residential loan demand in our primary market areas remains depressed, limiting the volume of new residential originations, but there has been growth in the commercial loan portfolio commensurate with a shift in our lending strategy to an emphasis on commercial and commercial real estate lending.

Asset Quality

        In discussing asset quality, a distinction must be made between Covered Loans and loans originated or purchased by us since the Acquisition, or the non-Covered Loans. Non-Covered Loans were underwritten under significantly different and generally more conservative standards than the

Covered Loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, "no-doc" and option adjustable rate mortgage, or ARM, loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of Covered Loans is higher than that of the non-Covered Loans, our exposure to loss related to the Covered Loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.

        In monitoring asset quality, we consider the results of our internal credit risk rating process and certain key ratios including the ratio of non-performing loans to total loans, non-performing assets to total assets, portfolio delinquency and charge-off trends, among other factors. Comparison of these metrics to those reported by other financial institutions and to historical metrics of the Failed Bank is difficult because of the impact of the revaluation of the acquired loans and of ACI loan accounting. Our non-performing asset ratios as well as the ratio of the allowance for loan losses to total loans are lower and the ratio of the allowance for loan losses to non-performing loans is higher as a result of acquisition accounting and ACI loan accounting. ACI loans are not reflected as nonaccrual loans even though they may be contractually delinquent due to continuing discount accretion. Discount accretion continues to be recorded as there continues to be an expectation of future cash flows from these loans in excess of their carrying amounts.

        As of December 31, 2010, substantially all of our non-performing assets are Covered Assets.

Funding Sources

        Deposits are our primary funding source, supplemented by FHLB advances. Since the Acquisition, we have worked towards optimizing our deposit mix and lowering our cost of deposits by reducing rate sensitive time deposits. In the future, we expect commercial core deposits will drive core deposit growth. At Acquisition, approximately 74.8% of total deposits were concentrated in time deposits, with consumer core deposits accounting for 21.7% of total deposits and commercial core deposits accounting for 3.5% of total deposits. At December 31, 2010, time deposits accounted for 44.5% of total deposits while consumer core deposits represented 43.0% of the total and commercial core deposits represented 12.5% of total deposits.

        The Bank's liquidity needs are primarily met by its cash position, growth in core deposits, cash flow from its amortizing investment and loan portfolios, and reimbursements under the Loss Sharing Agreements. If necessary, the Bank currently has the ability to raise additional liquidity through collateralized borrowings, FHLB advances or the sale of available for sale investment securities. We regularly monitor several measures of liquidity, including liquid assets, defined as cash and cash equivalents, and pledgeable securities, to total assets.

Strengths, Opportunities and Challenges

        Management believes that our Company has several key strengths, including:

  •
  An experienced, re-built management team.

  •
  A strong balance sheet due to significant protection from credit losses on Covered Assets arising from the Loss Sharing Agreements with the FDIC.

  •
  A robust capital position. The Company was initially capitalized with common equity of $945.0 million, of which $875.0 million has been contributed to the Bank. The Bank currently exceeds "well-capitalized" guidelines under regulatory standards, with tier 1 leverage and tier 1 risk-based capital ratios of 10.3% and 41.3%, respectively, at December 31, 2010.

        Management has identified significant opportunities for our Company, including:

  •
  Our capital position, market presence and experienced lending team position us well to compete for high quality commercial credits in our primary market areas. As of December 31, 2010, the commercial real estate and commercial loan portfolios contained $430.2 million in gross loans originated since the Acquisition.

  •
  Organic growth through planned expansion of our branch footprint.

  •
  Potential growth through strategic acquisitions of healthy financial institutions and complementary businesses and participation in the resolution of failed and troubled institutions in the Southeast.

  •
  The potential to further shift our deposit mix from time deposits into lower cost money market and transaction accounts. Since the Acquisition to December 31, 2010, we have increased our core deposits from $2.1 billion to $4.0 billion.

        We have also identified significant challenges confronting the industry and our Company:

  •
  The economic impact of the financial crisis continued into 2010 and is expected to continue into 2011.

  •
  Management expects that the Company and the banking industry as a whole may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past.

  •
  Continued distressed economic conditions in our primary markets, including home price depreciation, may lead to further elevated levels of non-performing assets and continued deterioration in credit quality, particularly in the acquired loan portfolio.

  •
  Loan demand weakened throughout 2009 in the geographic markets that the Company serves as a result of sharply curtailed real estate activities and the economic recession. We believe that our capital and liquidity levels position us well to compete successfully for quality credits in our market. Since the Acquisition, our loan origination strategy has focused on conservative underwriting and traditional, high quality commercial and single family residential loan products. However, continued distressed economic and real estate market conditions could negatively impact the credit quality of loans originated since the Acquisition. Additionally, weak loan demand may put pressure on our net interest margin.

  •
  The current low interest rate environment limits the yields we are able to obtain on interest earning assets, including both new assets acquired as we grow and assets that replace existing, high yielding Covered Assets as they are paid down or mature. The yield on newly acquired assets will depend on prevailing interest rates at the date the assets are purchased or originated.

Recent Regulatory Actions Impacting the Financial Services Industry

        Regulatory policy and actions have become increasingly subject to change and difficult to predict, both in general and as they may be applied specifically to the Company.

        On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

  •
  Abolish the OTS by April 2012, transferring the supervision of federal thrifts, such as BankUnited, to the Office of the Comptroller of the Currency, or OCC, and the supervision of thrift holding companies, such as the Company, to the Federal Reserve.

  •
  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, or CFPB, with broad rulemaking, supervision and enforcement authority.

  •
  Require a variety of new capital rules.

  •
  Change the assessment base for federal deposit insurance.

  •
  Increase the minimum ratio of net worth to insured deposits of the DIF. This increase is generally expected to impose more deposit insurance cost on us and other institutions with assets of $10 billion or more.

  •
  Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

  •
  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits.

  •
  Increase the examination and rule-making authority of the Federal Reserve.

  •
  Require companies, including thrift holding companies that directly or indirectly control an insured depository institution to serve as a source of financial strength to their depository institution subsidiaries.

  •
  Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.

        Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that will impose new capital requirements on the Company could require the Company to seek additional sources of capital in the future.

        In addition, other proposals have been offered by the current administration, by members of Congress and international regulatory forums that, if enacted, may have significant and potentially adverse effects on the Company, the full impact of which is difficult to predict at this time. For additional discussion, see "Regulation and Supervision."

Results of Operations for the Post-Acquisition Periods

        The Company reported net income of $184.7 million for the year ended December 31, 2010 and $119.0 million for the period from April 28, 2009 (date of inception) through December 31, 2009.

  Net Interest Income

        The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Nonaccrual and restructured loans are included in the average balances presented in this table;

however, interest income foregone on nonaccrual loans is not included. Yields have been calculated on a pre-tax basis (dollars in thousands):

	Year Ended December 31, 2010			Period From May 22, 2009 to December 31, 2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest earning assets:
Investment securities available for sale	$472,033	$12,073	2.56%	$69,778	$1,999	4.71%
Mortgage-backed securities	2,419,460	112,189	4.64%	889,776	43,143	7.97%

Total investment securities available for sale	2,891,493	124,262	4.30%	959,554	45,142	7.73%
Other interest earning assets	640,506	1,958	0.31%	1,719,417	2,922	0.28%
Loans receivable	4,181,062	431,468	10.32%	4,754,739	287,460	9.92%

Total interest earning assets	7,713,061	557,688	7.23%	7,433,710	335,524	7.42%

Allowance for loan losses	(38,236)			(1,031)
Noninterest earning assets	3,513,839			4,026,356

Total assets	$11,188,664			$11,459,035

Liabilities and Equity:
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$273,897	$1,981	0.72%	$183,416	$891	0.79%
Savings and money market	2,870,768	34,243	1.19%	2,153,446	25,578	1.94%
Time deposits	3,889,961	72,120	1.85%	5,506,320	31,360	0.93%

Total interest bearing deposits	7,034,626	108,344	1.54%	7,843,182	57,829	1.20%
Borrowings:
FHLB advances	2,244,601	59,784	2.66%	1,974,755	26,026	2.15%
Short term borrowings	7,812	72	0.92%	2,091	1	0.02%

Total interest bearing liabilities	9,287,039	168,200	1.81%	9,820,028	83,856	1.39%

Non interest bearing demand deposits	440,673			303,810
Other non-interest bearing liabilities	263,789			313,399

Total liabilities	9,991,501			10,437,237

Equity	1,197,163			1,021,798

Total liabilities and equity	$11,188,664			$11,459,035

Net interest income		$389,488			$251,668

Interest rate spread			5.42%			6.03%

Net interest margin			5.05%			5.58%

(1)
Annualized.

        Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and liabilities, as well as changes in average interest rates, which are impacted by accretion of fair value adjustments recorded in conjunction with the Acquisition.

The comparison of total interest income and total interest expense for the year ended December 31, 2010 to the period ended December 31, 2009 is also impacted by the different number of days in the comparative periods. The following table shows the effect that these factors had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the previous period's average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period's volume. Changes applicable to both volume and rate have been allocated to volume (dollars in thousands):

	Year Ended December 31, 2010 Compared to Period Ended December 31, 2009
	Changes in Volume	Changes in Rate	Change due to Number of Days	Total Increase (Decrease)
Interest Income Attributable to
Investment securities available for sale	$6,846	$(1,501)	$4,729	$10,074
Mortgage-backed securities	54,767	(29,662)	43,941	69,046

Total investment securities available for sale	61,613	(31,163)	48,670	79,120
Other interest earning assets	(2,215)	495	756	(964)
Loans	(43,983)	18,999	168,992	144,008

Total interest income	15,415	(11,669)	218,418	222,164

Interest Expense Attributable to
Interest bearing demand deposits	$450	$(125)	$765	$1,090
Savings and money market deposit accounts	11,429	(15,992)	13,228	8,665
Time deposits	(38,087)	50,987	27,860	40,760

Total interest bearing deposits	(26,208)	34,870	41,853	50,515
FHLB advances	475	10,188	23,095	33,758
Short term borrowings	24	19	28	71

Total interest expense	(25,709)	45,077	64,976	84,344

Increase (decrease) in net interest income	$41,124	$(56,746)	$153,442	$137,820

Year ended December 31, 2010 compared to period from May 22, 2009 to December 31, 2009

        Net interest income was $389.5 million for the year ended December 31, 2010 and $251.7 million for the period ended December 31, 2009, for an increase of $137.8 million. The increase in net interest income was comprised of an increase in interest income of $222.1 million partially offset by an increase in interest expense of $84.3 million.

        On an annualized basis, net interest income was $389.5 million and $414.9 million for the year ended December 31, 2010 and period ended December 31, 2009, respectively. The decline of $25.4 million, or 6.1%, in annualized net interest income was comprised of an increase of $31.6 million in interest expense partly offset by an increase of $6.2 million in interest income.

        The increase in interest income on an annualized basis reflects increased interest income from investment securities partially offset by a decline in interest income from loans. The increase in interest income from investment securities resulted from an increase in average volume significantly mitigated by a decline in the average yield. The average yield on investment securities declined to 4.30% for the year ended December 31, 2010 from 7.73% for the period ended December 31, 2009. The decrease in average yield resulted primarily from new purchases reflecting lower general market rates of interest as well as the continued impact of a shift since the Acquisition in the type of securities purchased, including $1.2 billion of U.S. Government agency floating rate securities and $0.4 billion of non-mortgage asset-backed securities purchased as of December 31, 2010. The decline in interest income from loans is indicative of a decline in average volume resulting from pay-downs and resolutions, partially offset by an increase in the average yield to 10.32% for the year ended December 31, 2010 as compared to 9.92% for the period ended December 31, 2009. The increased yield reflects an increased yield on Covered Loans partially offset by the origination and purchase of new loans at lower prevailing market rates of interest.. The average yield on loans originated and purchased since the Acquisition was 5.46% and 6.35% for the year ended December 31, 2010 and period ended December 31, 2009, respectively. The yield on Covered Loans increased to 10.66% for the year ended December 31, 2010 from 9.93% for the period ending December 31, 2009 due to an increase in projected cash flows from the Covered ACI Loans.

        Interest expense on deposits increased on an annualized basis by $14.1 million for the year ended December 31, 2010 due to lower accretion of fair market value adjustments on time deposits, partially mitigated by a shift in deposit mix toward lower rate products and a decline in market rates. Accretion of fair value adjustments on time deposits totaled $21.4 million for the year ended December 31, 2010 as compared to $79.9 million for the period ended December 31, 2009. The decline in accretion of fair value adjustments on time deposits is attributable to the maturity and continued run-off of acquired time deposits. The average rate paid on time deposits excluding the impact of accretion was 2.41% for the year ended December 31, 2010 and 3.32% for the period ended December 31, 2009. The decline in the adjusted average rate is attributable to lower prevailing rates. Interest expense on FHLB advances and other borrowings increased by $17.4 million on an annualized basis as a result of lower accretion of fair value adjustments, as well as increased volume of outstanding FHLB advances. Accretion of fair value adjustments on FHLB advances totaled $23.9 million for the year ended December 31, 2010 as compared to $25.1 million for the period ended December 31, 2009. Accretion decreased the average rate paid on FHLB advances by 115 and 228 basis points for the year ended December 31, 2010 and period ended December 31, 2009, respectively. The decline in accretion is due to the maturity and repayment of a portion of the advances outstanding at the Acquisition date, along with the difference in the number of days in the comparative periods.

        The net interest margin for the year ended December 31, 2010 was 5.05% as compared to 5.58% for the period ending December 31, 2009, a decline of 53 basis points. The average yield on interest earning assets declined by 19 basis points for the year ended December 31, 2010 as compared to the period ended December 31, 2009 while the average rate paid on interest bearing liabilities increased by 42 basis points, for a decline in the interest rate spread of 61 basis points. The decline in both net interest margin and interest rate spread resulted primarily from lower accretion of fair value adjustments, particularly on interest bearing liabilities, the origination and purchase of loans and investment securities at lower prevailing market rates of interest, and a shift in the composition of interest earning assets from loans to investment securities as discussed above.

  Provision for Loan Losses

        Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the various segments of the Company's loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, statistical trends and economic and other relevant factors. See "Analysis of the Allowance for Loan Losses" below for more information about how we determine the appropriate level of the allowance.

  Non-Interest Income

        The Company reported non-interest income of $297.8 million for the year ended December 31, 2010 and $253.6 million for the period from May 22, 2009 to December 31, 2009. The following table presents a comparison of the categories of non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31, 2010	Period From May 22, 2009 to December 31, 2009
Accretion of discount on FDIC indemnification asset	$134,703	$149,544
Income from resolution of covered assets, net	121,462	120,954
Net gain (loss) on indemnification asset resulting from net recoveries	17,736	(21,761)
FDIC reimbursement of costs of resolution of covered assets	29,762	8,095
Loss on sale of loans, net	(76,310)	(47,078)

Non-interest income from Covered Assets	227,353	209,754
Service charges on deposits and other fee income	8,606	4,923
Service charges on loans	1,961	1,840
Net loss on sale or exchange of investment securities available for sale	(998)	(337)
Mortgage insurance income	18,441	1,338
Settlement with the FDIC	24,055	—
Gain on extinguishment of debt	—	31,303
Other non-interest income	18,361	4,815

Total non-interest income	$297,779	$253,636

        The following table summarizes the pre-tax components of the gains and losses associated with the resolution of Covered Assets, plus the provision for loan losses on non-Covered Loans, for the year ended December 31, 2010 and period ended December 31, 2009 (dollars in thousands):

	Year Ended December 31, 2010			Period Ended December 31, 2009
	Transaction Income (Loss)	Net Gain (Loss) on Indemnifi- cation Asset Resulting From Net Recoveries	Net Impact on Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnifi- cation Asset Resulting From Net Recoveries	Net Impact on Earnings
Provision for losses on Covered Loans	$(46,481)	$29,291	$(17,190)	$(21,287)	$14,433	$(6,854)
Provision for losses on non-Covered Loans	(4,926)	—	(4,926)	(1,334)	—	(1,334)

Total provision for loan losses	(51,407)	29,291	(22,116)	(22,621)	14,433	(8,188)

Income from resolution of Covered Assets, net	121,462	(84,138)	37,324	120,954	(88,801)	32,153
Net loss on sale of Covered Loans	(76,360)	57,747	(18,613)	(47,078)	37,600	(9,478)

	45,102	(26,391)	18,711	73,876	(51,201)	22,675

Loss on sale of OREO	(2,174)	1,932	(242)	(807)
Impairment of OREO	(16,131)	12,904	(3,227)	(21,055)

	(18,305)	14,836	(3,469)	(21,862)	15,007	(6,855)

Total	$(24,610)	$17,736	$(6,874)	$29,393	$(21,761)	$7,632

Year ended December 31, 2010 compared to period from May 22, 2009 to December 31, 2009

        For the year ended December 31, 2010 and the period from May 22, 2009 to December 31, 2009, non-interest income was significantly impacted by the effect of the Acquisition and the related Loss Sharing Agreements with the FDIC. Accretion of discount on the FDIC indemnification asset totaled $134.7 million for the year ended December 31, 2010 and $149.5 million for the period ended December 31, 2009. The decrease in accretion for the year ended December 31, 2010 as compared to the period ended December 31, 2009 was related to the decrease in the average balance of the indemnification asset as well as a decrease in the average discount rate during the period to 4.69% from 7.10%.

        When the Company recognizes gains or losses related to Covered Assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. The net impact on earnings before taxes of transactions related to Covered Assets, plus the provision for loan losses on non-Covered Loans, for the year ended December 31, 2010 and period ended December 31, 2009 was $(6.9) million and $7.6 million, respectively, as detailed in the table above.

        Additional impairment arising since the Acquisition related to Covered Loans is recorded in earnings through the provision for losses on Covered Loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item "Net gain (loss) on indemnification asset resulting from net recoveries" and reflected as a corresponding increase in the FDIC indemnification asset.

        Covered Loans may be resolved through repayment, foreclosure, short sale of the underlying collateral or, for the non-residential portfolio, charge-offs, or sale of the loans. The difference between consideration received in resolution of Covered Loans and the amount of projected losses from resolution of those loans as well as losses from permanent modifications of ACI loans accounted for in pools, is recorded in the income statement line item "Income from resolution of covered assets, net." Losses from the resolution or permanent modification of Covered Loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of Covered Loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of Covered Loans are recorded in non-interest income in the line item "Net gain (loss) on indemnification asset resulting from net recoveries" and reflected as corresponding increases or decreases in the FDIC indemnification asset. For the year ended December 31, 2010 and the period ended December 31, 2009, ACI loans with a UPB of $1.9 billion and $1.4 billion were resolved, resulting in income of $121.5 million and $121.0 million, respectively.

        During the year ended December 31, 2010, Covered Loans with an UPB of $272.2 million and a carrying value of $143.5 million were sold on a non-recourse basis to third parties. During the period ended December 31, 2009, Covered Loans with an UPB of $275.0 million and a carrying value of $129.8 million were sold on a non-recourse basis to third parties. Losses on sale of $76.4 million and $47.1 million were recognized during the year ended December 31, 2010 and the period ending December 31, 2009, respectively. The amounts recoverable from the FDIC related to these losses were recorded as increases in the FDIC indemnification asset and corresponding increases in the non-interest income line item "Net gain (loss) on indemnification asset resulting from net recoveries" for the respective periods.

        The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item "Net loss on indemnification asset resulting from net recoveries."

        Net gain (loss) on indemnification asset resulting from net recoveries of $17.7 million and $(21.8) million was recorded for the year ended December 31, 2010 and period ended December 31, 2009, respectively, representing the net change in the FDIC indemnification asset resulting from increases or decreases in cash flows estimated to be received from the FDIC related to the ultimate resolution of Covered Assets as discussed in the preceding paragraphs.

        For the year ended December 31, 2010 and the period ended December 31, 2009, non-interest income includes $29.8 million and $8.1 million, respectively, related to claims that were submitted to the FDIC for reimbursement of certain disbursements made by the Company with respect to resolution of Covered Assets.

        The Company prepaid FHLB advances with a principal balance of $2.7 billion during the period ended December 31, 2009. These advances had a carrying amount of $2.8 billion at the time of repayment. The Company recognized a gain of $31.3 million on this transaction.

        During the year ended December 31, 2010, the Company incurred net losses of $1.0 million on the sale or exchange of investment securities available for sale. The net loss included a loss related to an exchange of certain non-covered trust preferred securities for preferred stock of the same issuer to achieve higher returns and more favorable tax treatment. Based on the market value of the trust preferred securities at the time of the exchange, the Company recognized a gross realized loss of $2.8 million on the transaction.

        Mortgage insurance income represents mortgage insurance proceeds received with respect to Covered Loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on Covered Loans reimbursable by the FDIC offsets amounts otherwise recoverable from the FDIC. The increase in mortgage insurance income for the year ended December 31, 2010 as compared to the period ended December 31, 2009 is a result of increased efforts by the Company to file and collect insurance claims.

        Non-interest income for the year ended December 31, 2010 includes approximately $24.1 million representing the settlement of a dispute with the FDIC associated with the valuation established on certain investment securities at Acquisition. The increase in other non-interest income for the year ended December 31, 2010 as compared to the period ended December 31, 2009 related primarily to an increase in fees earned by BankUnited Investment Services and an increase in loan modification incentives received under the U.S. Treasury HAMP program.

  Non-Interest Expense

        The following table presents the components of non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31, 2010	Period From May 22, 2009 to December 31, 2009
Employee compensation and benefits	$144,486	$62,648
Occupancy and equipment	28,692	20,121
Impairment of OREO	16,131	21,055
Foreclosure expense	30,669	18,042
Other real estate owned related expense	21,177	8,384
Change in value of FDIC warrant	21,832	1,704
Deposit insurance expense	13,899	11,850
Professional fees	14,677	14,854
Telecommunications and data processing	12,321	6,440
Other non-interest expense	19,436	8,920

	323,320	174,018
Loss on FDIC receivable	—	69,444
Acquisition related costs	—	39,800

Acquisition related expense	—	109,244

Total non-interest expense	$323,320	$283,262

Year ended December 31, 2010 compared to period from May 22, 2009 to December 31, 2009

        On an annualized basis, non-interest expense as a percentage of average assets was 2.9% for the year ended December 31, 2010 as compared to 4.0% for the period ended December 31, 2009. The decline was primarily attributable to non-recurring expenses related to the Acquisition that were incurred during the period ended December 31, 2009, reduced professional fees, lower occupancy costs, and lower deposit insurance assessments, partially offset by increased employee compensation and benefits cost, OREO and foreclosure expense and the change in value of the FDIC warrant.

        As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. On an annualized basis, employee compensation and benefits increased by approximately $42.4 million, or 41.5%, for the year ended December 31, 2010 as compared to the period ended December 31, 2009. This increase resulted in part from continued enhancement of our management team and other personnel subsequent to the Acquisition. Employee compensation and benefits also included $36.2 million and $8.8 million for the year ended December 31, 2010 and period ended December 31, 2009, respectively, related to Time-based PIUs.

        On an annualized basis, occupancy and equipment expense decreased by approximately $4.1million, or 12.5%, for the year ended December 31, 2010 as compared to the period ended December 31, 2009. The decline in occupancy and equipment expense for the year ended December 31, 2010 resulted primarily from renegotiation of leases.

        Professional fees for the period ended December 31, 2009 included non-recurring legal and accounting fees related to certain litigation matters and formation of the Company.

        OREO expense, foreclosure expense and impairment of OREO remained at high levels during the year ended December 31, 2010 and the period ended December 31, 2009 due to continuing deterioration in home prices and the high volume of foreclosures. The rate of home price deterioration moderated to some extent during 2010, contributing to reduced impairment charges for the year ended

December 31, 2010 as compared to the period ended December 31, 2009. At December 31, 2010, approximately 4,700 units were in the foreclosure process, down from a peak of approximately 7,300 units in November of 2009.

        OREO losses and OREO related expenses for the post-Acquisition periods are substantially offset by non-interest income related to indemnification by the FDIC. During the year ended December 31, 2010 and the period ended December 31, 2009, non-interest expense includes approximately $49.7 million and $26.1 million, respectively, of disbursements subject to reimbursement under the loss sharing agreements. For those same periods, claims of $29.8 million and $8.1 million, respectively, were submitted to the FDIC for reimbursement. As of December 31, 2010, $28.5 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods.

        The change in value of the FDIC warrant related to the adjustment of the warrant liability to the guaranteed value negotiated with the FDIC.

        The primary components of other non-interest expense are promotion and advertising, the cost of regulatory examinations, and general office expense.

  Income Taxes

        The provision for income taxes for the year ended December 31, 2010 and period ended December 31, 2009 was $127.8 million and $80.4 million, respectively. The Company's effective tax rate was 40.9% and 40.3% for the year ended December 31, 2010 and period ended December 31, 2009. The Company's effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to the effect of state income taxes and compensation expense related to PIUs. At December 31, 2010 and December 31, 2009, the Company had net deferred tax liabilities of $4.6 million and net deferred tax assets of $22.5 million, respectively. Based on an evaluation of the ultimate realization of deferred tax assets considering the availability of tax loss carry-backs, future taxable income that will result from reversal of existing taxable temporary differences, including negative goodwill recognized for tax purposes, and taxable income expected to be generated from future operations in light of the Company's current level of profitability, we have concluded it is more likely than not that the deferred tax assets will be realized.

Balance Sheet Analysis for the Post-Acquisition Periods

        Average interest earning assets increased $279.4 million to $7.7 billion for the year ended December 31, 2010 from $7.4 billion for the period ended December 31, 2009. This increase was driven primarily by an increase in the average balance of investment securities resulting from continued deployment of cash acquired in the Acquisition as well as cash generated from loan resolutions and from reimbursements under the Loss Sharing Agreements. Average non-interest earning assets declined by $512.5 million, largely attributable to the decrease in the FDIC indemnification asset.

        Average interest bearing liabilities decreased by $533.0 million to $9.3 billion for the year ended December 31, 2010 from $9.8 billion for the period ended December 31, 2009, reflecting a decrease in average interest-bearing deposits partially offset by an increase in outstanding FHLB advances. The reduction in outstanding interest-bearing deposits resulted from a reduction in rates offered and a shift in emphasis away from rate sensitive time deposits. Average non-interest bearing liabilities increased by $87.3 million, primarily as a result of an increase in non-interest bearing demand deposits. Average equity increased by $175.4 million, primarily due to earnings.

  Investment Securities Available for Sale

        The following table shows the amortized cost and fair value of our investment securities as of the dates indicated. All of our investment securities are classified available for sale (dollars in thousands):

	At December 31, 2010		At December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$—	$—	$10,066	$10,072
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,282,757	1,290,910	1,288,277	1,288,643
Resecuritized real estate mortgage investment conduits ("Re-Remics")	599,682	612,631	478,731	475,003
Private label residential mortgage backed securities and CMO's	320,096	382,920	319,765	366,508
Non mortgage asset-backed securities	407,158	408,994	30,000	30,000
Mutual funds and preferred stocks	136,489	138,535	43,344	43,523
State and municipal obligations	22,898	22,960	22,964	23,106
Small Business Administration securities	62,831	62,891	—	—
Other debt securities	3,695	6,761	3,581	6,288

Total investment securities available for sale	$2,835,606	$2,926,602	$2,196,728	$2,243,143

        Our available for sale securities portfolio consists of the securities acquired in the Acquisition (the "acquired securities") and those purchased by us subsequent to the Acquisition. Investment securities increased by $1.7 billion, from $0.5 billion at May 21, 2009, to $2.2 billion at December 31, 2009 and by an additional $0.7 billion, to $2.9 billion, at December 31, 2010. Purchases of investment securities totaled $1.5 billion and $1.8 billion for the year ended December 31, 2010 and period ended December 31, 2009, respectively, offset by pay-downs, maturities and sales of $0.9 billion and $0.2 billion, respectively.

        The following tables show, as of December 31, 2010 and December 31, 2009, the breakdown of Covered and non-Covered Securities in the Company's investment portfolio (dollars in thousands):

	December 31, 2010
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage backed securities and CMO's	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—

Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

	December 31, 2009
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury securities	$—	$—	$—	$—	$10,066	$6	$—	$10,072
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,288,277	3,581	(3,215)	1,288,643
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	—	—	478,731	1,007	(4,735)	475,003
Private label residential mortgage backed securities and CMO's	201,149	51,285	(480)	251,954	118,616	—	(4,062)	114,554
Non mortgage asset-backed securities	—	—	—	—	30,000	—	—	30,000
Mutual funds and preferred stocks	18,094	338	(698)	17,734	25,250	661	(122)	25,789
State and municipal obligations	—	—	—	—	22,964	143	(1)	23,106
Other debt securities	3,331	2,707	—	6,038	250	—	—	250

Total	$222,574	$54,330	$(1,178)	$275,726	$1,974,154	$5,398	$(12,135)	$1,967,417

        Covered securities include private label mortgage-backed securities and mortgage-backed security mutual funds, trust preferred collateralized debt obligations, Agency preferred stocks, and corporate securities covered under the non-residential Loss Sharing Agreement. BankUnited will be reimbursed 80%, or 95% if cumulative losses exceed the $4.0 billion stated threshold, of realized losses, other than temporary impairments, and reimbursable expenses associated with the covered securities. BankUnited must pay the FDIC 80%, or 95% if cumulative losses are greater than the stated threshold, of realized gains and other-than-temporary impairment recoveries. To date, the Company has not submitted any claims for reimbursement related to the covered securities.

        The following table shows the composition, as of December 31, 2010, of securities added to the portfolio since the Acquisition (dollars in millions):

Fair Value
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$1,175,016
Resecuritized real estate mortgage investment conduits ("Re-Remics")	612,631
Private label residential mortgage backed securities and CMO's	141,630
Non mortgage asset-backed securities	408,994
Mutual funds and preferred stocks	123,018
State and municipal obligations	18,861
Small business administration securities	62,891

Total	$2,543,041

        The following table shows the scheduled maturities adjusted for anticipated prepayments of mortgage-backed and other pass through securities, carrying values and current yields for our investment portfolio as of December 31, 2010. Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$270,174	1.74%	$607,571	1.62%	$291,397	1.63%	$121,768	1.62%	$1,290,910	1.65%
Resecuritized real estate mortgage investment conduits ("Re-Remics")	206,020	4.96%	370,232	4.39%	36,379	4.51%	—		612,631	4.59%
Private label residential mortgage backed securities and CMO's	106,837	6.30%	174,534	7.63%	60,952	10.16%	40,597	10.68%	382,920	7.99%
Non mortgage asset-backed securities	195,042	2.04%	174,414	2.26%	18,176	2.80%	21,362	2.36%	408,994	2.18%
State and municipal obligations	6,858	0.20%	15,512	2.15%	274	6.96%	316	3.82%	22,960	1.65%
Small Business Administration securities	6,290	2.81%	19,465	2.91%	22,751	2.96%	14,385	3.10%	62,891	2.96%
Other debt securities	—		—		—		6,761	15.75%	6,761	15.75%

	$791,221	3.26%	$1,361,728	3.25%	$429,929	3.20%	$205,189	4.06%	$2,788,067	3.31%

Mutual funds and preferred stocks with no scheduled maturity									138,535	7.58%

Total investment securities available for sale									$2,926,602	3.39%

        The effective duration of the mortgage-backed securities portfolio as of December 31, 2010 is 1.0 years.

        We evaluate the credit quality of individual securities in the portfolio quarterly to determine whether any of the investments in unrealized loss positions are other-than-temporarily impaired. This evaluation considers the duration and severity of impairment; collateral values and levels of subordination or over-collateralization; collateral performance; the credit rating, earnings performance and business prospects of the issuer and other relevant factors. We may consider factors that raise significant concerns about an issuer's ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants. We may also consider adverse changes in the regulatory or economic environment as well as significant adverse changes in general market conditions of the geographic area or the industry in which individual issuers operate. We consider both our intent to sell investment securities and whether it is more likely than not that we will be required to sell the securities prior to recovery of amortized cost basis, which might be until maturity for debt securities or for a reasonable forecasted period of recovery for equity securities.

        No securities were determined to be other-than-temporarily impaired during the year ended December 31, 2010 or the period ended December 31, 2009. Approximately 91.4% of the securities purchased since the Acquisition are agency-backed or currently rated AAA. At December 31, 2010, securities in unrealized loss positions included U.S. Government agency and sponsored enterprise mortgage-backed securities with total unrealized losses of $3.3 million, private label residential mortgage backed securities and CMO's with total unrealized losses of $1.8 million, Re-Remics with total unrealized losses of $1.1 million, mutual funds and preferred stocks with total unrealized losses of $1.4 million and other securities in unrealized loss positions totaling $0.2 million. At December 31, 2009, securities in significant unrealized loss positions included U.S. Government agency mortgage-backed securities with total unrealized losses of $3.2 million , Re-Remics with total unrealized losses of $4.7 million, private label residential mortgage backed securities and CMO's with total unrealized losses of $4.5 million and mutual funds and preferred stocks with total unrealized losses of $0.8 million. All of these securities had been in unrealized loss positions for less than twelve months at December 31, 2010 and at December 31, 2009.

        The timely repayment of principal and interest on the U.S. Government agency and sponsored enterprise mortgage-backed securities is either explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management engaged a third party to perform projected cash flow analyses of the private-label mortgage-backed securities and Re-Remics, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis. Given the expectation of timely repayment of principal and the limited duration and severity of impairment, we concluded that none of the debt securities were other-than-temporarily impaired. Given the results of our analysis of the underlying issuers and the limited duration and severity of impairment, we considered the impairment of the equity securities to be temporary.

        As a member institution of the Federal Home Loan Bank of Atlanta, BankUnited is required to own capital stock in the FHLB. No market exists for this stock, and the Bank's investment can be liquidated only through repurchase by the FHLB. During the year ended December 31, 2010, $25.9 million of FHLB stock was redeemed at par. The Company monitors its investment in FHLB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of December 31, 2010, management had not identified any indicators of impairment of FHLB stock.

  Loan Portfolio

        The loan portfolio comprises the Company's primary interest-earning asset. At December 31, 2010 and December 31, 2009, respectively, 92.3% and 98.4% of real estate loans and 86.3% and 97.3% of total loans were Covered Loans. The following table shows the composition of the Company's loan portfolio and the breakdown of the portfolio between Covered ACI Loans, Covered non-ACI Loans and non-Covered Loans at the dates indicated (dollars in thousands):

	December 31, 2010					December 31, 2009
	Covered Loans					Covered Loans
			Non- Covered Loans		% of Total			Non- Covered Loans		% of Total
	ACI	Non-ACI		Total Loans		ACI	Non-ACI		Total Loans
Real Estate Loans:
1-4 single family residential	$2,421,016	$151,945	$113,439	$2,686,400	67.5%	$3,306,306	$184,669	$43,110	$3,534,085	76.0%
Home equity loans and lines of credit	98,599	206,797	2,255	307,651	7.7%	113,578	215,591	1,615	330,784	7.1%
Multi-family	73,015	5,548	34,271	112,834	2.8%	71,321	4,971	700	76,992	1.7%
Commercial real estate	299,068	33,938	118,857	451,863	11.4%	363,965	39,733	24,460	428,158	9.2%
Construction	8,267	—	8,582	16,849	0.4%	44,812	377	—	45,189	1.0%
Land	48,251	170	1,873	50,294	1.3%	43,903	173	—	44,076	0.9%

Total	2,948,216	398,398	279,277	3,625,891	91.1%	3,943,885	445,514	69,885	4,459,284	95.9%

Other Loans:
Commercial and industrial	49,731	30,139	213,626	293,496	7.4%	81,765	48,635	51,565	181,965	3.9%
Lease financing	—	—	52,960	52,960	1.3%	—	—	—	—	0.0%
Consumer	4,403	—	3,056	7,459	0.2%	7,065	—	3,151	10,216	0.2%

Total	54,134	30,139	269,642	353,915	8.9%	88,830	48,635	54,716	192,181	4.1%

Total loans	3,002,350	428,537	548,919	3,979,806	100.0%	4,032,715	494,149	124,601	4,651,465	100.0%

Unearned discount and deferred fees and costs, net	—	(34,840)	(10,749)	(45,589)		—	(39,986)	40	(39,946)

Loans net of discount and deferred fees and costs	3,002,350	393,697	538,170	3,934,217		4,032,715	454,163	124,641	4,611,519
Allowance for loan losses	(39,925)	(12,284)	(6,151)	(58,360)		(20,021)	(1,266)	(1,334)	(22,621)

Loans, net	$2,962,425	$381,413	$532,019	$3,875,857		$4,012,694	$452,897	$123,307	$4,588,898

  Residential Mortgages

        The portfolio contains option ARM, "no-doc" or "reduced-doc" and wholesale production loans originated by the Failed Bank prior to the Acquisition. All of these loans are Covered Loans; therefore, the Company's exposure to future losses on these mortgage loans is mitigated by the Loss Sharing Agreements as well as by the fair value basis recorded in these loans resulting from the application of acquisition accounting. Loans secured by residential real estate have consistently represented the majority of the total loan portfolio. The Covered Loan portfolio includes Covered Loans which have been modified by us under the U.S. Treasury Department's Home Affordable Modification Program, or HAMP, or other loan modification programs.

        The non-covered residential loan portfolio includes loans originated and purchased post-Acquisition. Subsequent to the Acquisition, we shut down the broker origination channel of the Failed Bank and we launched our retail-focused origination platform at the end of 2009. We currently originate residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. Newly originated residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. At December 31, 2010, $28.9 million, or 25.6%, of our non-Covered one-to-four single family residential loan portfolio were originated loans. Significantly all of our newly originated residential mortgage loans are not refinancings of Covered Loans.

        We have decided to purchase loans to supplement our nascent mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment of the non-agency mortgage market in Florida. At December 31, 2010, $84.5 million, or 74.4%, of our non-Covered residential loan portfolio were purchased loans.

        One-to-four single family residential mortgages totaled $2.7 billion, or 67.5%, of the portfolio and $3.5 billion, or 76.0%, of the portfolio at December 31, 2010 and December 31, 2009, respectively. The decline in this portfolio segment subsequent to the Acquisition, both in total and as a percentage of loans, is primarily a result of the resolution of Covered Loans and transfers to OREO.

        The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate and adjustable rate mortgages at the dates indicated (dollars in thousands):

	December 31, 2010				December 31, 2009
	Covered Loans	Non-Covered Loans	Total	% of Total	Covered Loans	Non-Covered Loans	Total	% of Total
1-4 Fixed rate loans	$653,814	$72,067	$725,881	27.0%	$645,871	$42,577	$688,448	19.5%
ARM Loans	1,919,147	41,372	1,960,519	73.0%	2,845,104	533	2,845,637	80.5%

Total(1)	$2,572,961	$113,439	$2,686,400	100.0%	$3,490,975	$43,110	$3,534,085	100.0%

(1)
Before deferred fees and costs, unearned discounts, premiums and the allowance for loan losses.

        Included in ARM loans above are payment option ARMs representing 32.1% and 46.8% of total one-to-four single family residential loans outstanding as of December 31, 2010 and 2009, respectively. All of the option ARMs are covered loans.

        At December 31, 2010 and 2009, based on unpaid principal balance, the majority of the 1 - 4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
Florida	$3,772,764	57.9%	$4,663,822	56.8%
California	451,578	6.9%	667,672	8.1%
New Jersey	381,198	5.8%	466,007	5.7%
Illinois	377,975	5.8%	459,755	5.6%
Arizona	256,979	3.9%	400,096	4.9%
Others	1,280,379	19.7%	1,547,180	18.9%

	$6,520,873	100.0%	$8,204,532	100.0%

        No other state represented borrowers with more than 4% of 1-4 single family residential loans outstanding at December 31, 2010.

  Other Loans

        Other loans include commercial real estate, commercial and consumer loans.

        Commercial real estate loans include term loans secured by income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings and hotels as well as real estate secured lines of credit and acquisition, development and construction loans. Commercial real estate loans typically have shorter repayment periods and reprice more frequently than 1-4 single family residential loans. The Company's underwriting standards generally provide for loan terms of five years, with amortization schedules of no more than twenty-five years. Loan to value, or LTV, ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees of the principals as additional security for most commercial real estate loans.

        Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five years or less, or revolving lines of credit which typically mature annually.

        Since the Acquisition, management's loan origination strategy has been more heavily focused on the commercial and commercial real estate portfolio segments, which collectively comprise 78.4% of loans originated or purchased since the Acquisition as of December 31, 2010. In addition, significantly all of our newly originated loans are not refinancings of Covered Loans.

        Consumer loans include loans secured by certificates of deposit, auto loans, demand deposit account overdrafts and unsecured personal lines of credit.

        The following table sets forth, as of December 31, 2010, the anticipated repayments of our loan portfolio by category, based on UPB. Anticipated repayments are based on contractual maturities adjusted for an estimated rate of prepayments and defaults based on historical trends, current interest rates, types of loans and refinance patterns (dollars in thousands):

	Due in
	One Year or Less	After One Through Five Years	After Five Years	Total
Real Estate Loans:
1-4 single family residential	$953,036	$3,520,737	$2,047,100	$6,520,873
Home equity loans and lines of credit	68,718	185,407	168,574	422,699
Multi-family	24,467	119,750	4,308	148,525
Commercial real estate	83,619	475,614	45,878	605,111
Construction	10,825	16,208	6,732	33,765
Land	35,785	45,095	241	81,121

Total real estate loans	1,176,450	4,362,811	2,272,833	7,812,094

Other Loans
Commercial	82,255	180,315	36,850	299,420
Consumer	3,655	4,007	1,076	8,738
Lease financing	15,528	35,386	2,046	52,960

Total other loans	101,438	219,708	39,972	361,118

Total loans	$1,277,888	$4,582,519	$2,312,805	$8,173,212

        The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2010 (dollars in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Real Estate Loans
1-4 single family residential	$1,254,886	$4,312,951	$5,567,837
Home equity loans and lines of credit	40,331	313,650	353,981
Multi-family	49,788	74,270	124,058
Commercial real estate	261,863	259,629	521,492
Construction	669	22,271	22,940
Land	6,466	38,870	45,336

Total real estate loans	1,614,003	5,021,641	6,635,644

Other Loans
Commercial	39,049	178,116	217,165
Lease financing	37,432	—	37,432
Consumer	3,579	1,504	5,083

Total other loans	80,060	179,620	259,680

Total loans	$1,694,063	$5,201,261	$6,895,324

Asset Quality

        We recognize that developing and maintaining a strong credit culture is paramount to the success of the Company. We have established a credit risk management framework and put in place an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios. We have also implemented a dedicated internal loan review function that reports directly to our Audit Committee. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.

        Loan performance is monitored by our credit, workout and recovery and loan review departments. Commercial and commercial real estate loans are regularly reviewed by our internal loan review department. The Company utilizes an asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Borrowers with credit weaknesses that may jeopardize collectability will likely demonstrate one or more of the following: payment defaults, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost over-runs, unreasonable construction delays, exhausted interest reserves, past due real estate taxes or declining collateral values. Generally, a loan with one or more of these identified weaknesses will be classified substandard. Loans that have credit weaknesses that render collection or liquidation in full highly questionable or improbable based on current circumstances are classified doubtful. Loans exhibiting potential credit weaknesses that deserve management's close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention.

  Non-Covered Loans

        At December 31, 2010, twenty non-Covered commercial loans aggregating $9.0 million were rated special mention and twelve non-Covered commercial loans aggregating $5.9 million were classified substandard. At December 31, 2009, no non-Covered commercial loans were rated special mention and none were adversely classified.

        There were no delinquencies in the non-covered residential mortgage or home equity loan portfolios as of December 31, 2010 or December 31, 2009.

        The majority of our non-covered residential mortgage portfolio consists of purchased loans. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. For purchasing seasoned loans, good payment history is needed. In general, we purchase performing jumbo mortgage pools which have average FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV less than 80%. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.

        At December 31, 2010, the purchased loan portfolio had the following characteristics: 56.9% were fixed rate loans, 90.7% were full documentation and had an average FICO score of 754 and average LTV of 71.8%. The majority of this portfolio was owner-occupied, with 88.5% primary residence and 11.5% second homes. In terms of vintage, 14.0% of the portfolio was originated pre 2007, 5.4% in 2007, 48.9% in 2008, 19.2% in 2009 and 12.6% in 2010.

        Similarly, the originated loan portfolio had the following characteristics at December 31, 2010: 83.9% were fixed rate loans, 100% were full documentation and had an average FICO score of 780 and average LTV of 62.1%. The majority of this portfolio was owner-occupied, with 94.2% primary residence and 5.8% second home. In terms of vintage, 18.4% of the portfolio was originated in 2009 and 81.6% in 2010.

        Delinquent consumer loans in the originated portfolio were insignificant as of December 31, 2010 and December 31, 2009.

  Covered Loans

        Covered Loans consist of both ACI loans and non-ACI loans. At December 31, 2010, ACI loans totaled $3.0 billion and non-ACI loans totaled $0.4 billion. Covered 1-4 single family residential loans were placed into homogenous pools at Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. At Acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at Acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at Acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any material changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold may be revised as we gain greater experience. Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

        Residential mortgage loans, including home equity loans, comprised 87.8% of the UPB of the acquired loan portfolio at the Acquisition date. We performed a detailed analysis of the portfolio to determine the key loan characteristics influencing performance. Key characteristics influencing the performance of the residential mortgage portfolio, including home equity loans, were determined to be delinquency status; product type, in particular, amortizing as opposed to option ARM products; current indexed LTV ratio; and original FICO score. The ACI loans in the residential mortgage portfolio were grouped into ten homogenous static pools based on these characteristics, and the non-ACI residential loans were grouped into two homogenous static pools. There were other variables which we initially expected to have a significant influence on performance and which were considered in our analysis;

however, the results of our analysis demonstrated that their impact was less significant after controlling for current indexed LTV, product type, and FICO score. Therefore, these additional factors were not used in grouping the covered residential loans into pools and are not used in monitoring ongoing asset quality of the pools. The factors we considered but determined not to be significant included the level and type of documentation required at origination, i.e., whether a loan was originated under full documentation, reduced documentation, or no documentation programs; occupancy, defined as owner occupied vs. non-owner occupied collateral properties; geography; and vintage, i.e., year of origination.

        1-4 single family residential non-ACI loans had an aggregate UPB of $212.8 million as of May 21, 2009. As of December 31, 2010, 28.6% of the UPB had been repaid, demonstrating the intent and ability of borrowers in this group to satisfy their mortgage obligations.

        At December 31, 2010, 27.2% of the total UPB of the covered 1-4 single family residential loans was contractually delinquent by 60 days or more. However, future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements with the FDIC.

        Covered home equity loans and lines of credit had a carrying amount of $305.4 million at December 31, 2010, including ACI loans of $98.6 million and non-ACI loans of $206.8 million. At December 31, 2010, 12.3% of covered home equity loans and lines of credit were 60 days or more contractually delinquent. Of the ACI home equity portfolio, 19.0% was 60 days or more contractually delinquent while 5.7% of the non-ACI portfolio was 60 days or more delinquent. Losses related to these loans are significantly mitigated by the Loss Sharing Agreements.

        Commercial and other Covered Loans were stratified at Acquisition based primarily on product/collateral type and delinquency status. Ongoing asset quality of significant commercial and commercial real estate loans is monitored on an individual basis through the Company's regular credit review and risk rating process. Homogenous groups of smaller balance commercial and consumer loans are monitored collectively.

        At December 31, 2010, non-ACI commercial and other loans had an aggregate UPB of $30.1 million and a carrying value, net of discounts of $28.5 million. Non-ACI commercial and other loans had an aggregate UPB of $48.6 million at December 31, 2009. The majority of these loans were rated "pass" or "good" at December 31, 2010 and December 31, 2009 and the portfolio segment has limited delinquency history. At December 31, 2010, 31 loans with a carrying value totaling $12.7 million were rated special mention and 47 loans with a carrying value totaling $8.7 million were rated substandard.

  Impaired Loans and Non-Performing Assets

        Non-performing assets consist of (i) non-accrual loans, including loans that have been restructured and placed on nonaccrual status because of deterioration in the financial condition of the borrower, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO. Impaired loans also include ACI loans for which expected cash flows have been revised downward since Acquisition. Because of discount accretion, these loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. As of December 31, 2010 and December 31, 2009, substantially all of the nonaccrual loans and all of the OREO are Covered Assets. Five commercial loans originated since the Acquisition with a balance of approximately $3.2 million were on nonaccrual status at December 31, 2010. There are no other loans originated since the Acquisition that fall within these categories. The Company's exposure to loss related to Covered Assets is significantly mitigated by the Loss Sharing Agreements with the FDIC and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.

        The following table summarizes the Company's impaired loans and other non-performing assets at the dates indicated (dollars in thousands):

	December 31, 2010	December 31, 2009
Nonaccrual loans
Real Estate Loans
1-4 single family residential	$9,585	$14,495
Home equity loans and lines of credit	10,817	2,726
Multi-family	200	—
Commercial real estate	75	—
Construction	—	—
Land	—	—

Total real estate loans	20,677	17,221
Other loans
Commercial	5,106	150
Consumer	—	—

Total commercial and consumer loans	5,106	150

Total nonaccrual loans	25,783	17,371
Non-Covered and non-ACI loans 90 days or more past due still accruing	—	—

Total non-performing loans	25,783	17,371
OREO	206,680	120,110

Total non-performing assets	232,463	137,481
Impaired ACI loans on accrual status	262,130	567,253

Total impaired loans and non-performing assets	$494,593	$704,734

Non-performing loans to total loans(1)	0.66%	0.38%
Nonperforming assets to total assets	2.14%	1.24%
Allowance for loan losses to total loans(1)	1.48%	0.49%
Allowance for loan losses to non-performing loans	226.35%	130.22%
Net charge-offs to average loans	0.37%	0.00%

(1)
Total loans for purposes of calculating these ratios is net of unearned discounts and deferred fees and costs.

        At December 31, 2010 and December 31, 2009, substantially all of the nonaccrual loans consist of non-ACI loans that have been placed on nonaccrual status. Contractually delinquent ACI loans are not reflected as nonaccrual loans because the discount continues to be accreted. Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but still accruing was $0.7 billion and $1.2 billion at December 31, 2010 and December 31, 2009, respectively.

        Non-performing assets reported for the post-Acquisition periods are substantially lower than non-performing assets for the pre-Acquisition periods primarily due to the recording of these assets at their fair value in conjunction with the application of acquisition accounting and the fact that ACI loans are no longer reflected as nonaccrual loans as discussed above. The lower ratio of the allowance for loan losses to total loans at dates subsequent to the Acquisition is a direct result of the fact that no allowance was initially recorded with respect to the acquired loans. Rather, the estimated fair value at which these loans were initially recorded incorporated significant assumptions related to credit quality and default probabilities. Due to the foregoing factors, the ratios presented in the table above may lack comparability to those of our peers.

        Except for ACI loans, loans are placed on nonaccrual status when (i) management has determined that full payment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal and/or interest, unless the loan is well-secured and in the process of collection. Residential and consumer loans not accounted for in pools are returned to accrual status as of the date the loan is no longer delinquent in excess of 90 days and ultimate collectability is assured. Commercial real estate and commercial loans are returned to accruing status only after all past due principal and interest have been collected. Except for ACI loans accounted for in pools, loans that are the subject of troubled debt restructurings are placed on nonaccrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectable, the loans are returned to accrual status. Interest income foregone on nonaccrual loans amounted to $0.6 million for the year ended December 31, 2010 and to $0.6 million for period ended December 31, 2009. Interest income reversed due to loans being placed on nonaccrual status amounted to $175.6 thousand and $77.0 thousand for the year ended December 31, 2010 and period ending December 31, 2009, respectively.

        A loan modification is considered a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, extensions of maturity, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not considered troubled debt restructurings and are not separated from their respective pools when modified. As of December 31, 2010, there were three commercial ACI relationships with a total carrying value of $2.4 million that were the subject of troubled debt restructurings. There were no non-ACI loans or non-Covered Loans that were the subject of troubled debt restructurings.

        Commercial and commercial real estate loans are charged off when, in management's judgment, the carrying amount of the loan is not collectible. Residential real estate loans and secured consumer loans are typically charged off when they become 120 to 180 days past due, depending on the collateral type. Secured loans may be written down to the fair value of the collateral less estimated disposition costs. Unsecured consumer loans are generally charged off when they become 90 days past due. Home equity loans and lines of credit are fully reserved for when they become 120 days past due, and generally fully charged off at or before reaching 270 days delinquency.

  Loss Mitigation Strategies

        Although our exposure to loss on Covered Assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We have increased the quality and experience level of our workout and recovery and mortgage servicing departments. We evaluate each ACI loan to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. In 2009, we began loan modifications under HAMP for eligible borrowers in the residential ACI portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of December 31, 2010, 8,373 borrowers had been counseled regarding their participation in HAMP; 5,987 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of December 31, 2010, 1,608 borrowers who did not elect to participate in the program had been sent termination letters and 1,276 borrowers had been denied due to ineligibility. At December 31, 2010, there were 2,234 permanent loan modifications and 198 active trial modifications.

Other Real Estate Owned

        All of the OREO properties owned by the Company are Covered Assets. The following table presents the changes in OREO for the year ended December 31, 2010 and period ending December 31, 2009 (dollars in thousands):

	December 31, 2010	December 31, 2009
Balance, beginning of period	$120,110	$177,679
Transfers from loan portfolio	401,763	115,192
(Decrease) increase from resolution of covered loans	(9,530)	25,702
Sales	(289,532)	(177,408)
Impairment	(16,131)	(21,055)

Balance, end of period	$206,680	$120,110

        The majority of our OREO properties are located in the state of Florida. At December 31, 2010, 50.9% of properties were located in Florida, 12.5% in California, 7.2% in Illinois, 6.8% in Arizona and 4.2% in New Jersey.

Analysis of the Allowance for Loan Losses

        The allowance for loan losses at dates subsequent to the Acquisition relates to (i) loans originated or purchased since the Acquisition, (ii) estimated additional losses arising on non-ACI loans subsequent to the Acquisition, and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on Covered Loans is significantly mitigated by an increase in the FDIC indemnification asset.

  Non-Covered and non-ACI Loans

        Based on an analysis of historical performance of the non-ACI residential mortgage and home equity portfolio, OREO and short sale losses and recent trending data, we have concluded that changes in LTV ratios and FICO scores are the leading indicators of performance for this portfolio. The non-ACI residential mortgage portfolio has therefore been divided into homogenous pools based on LTV and FICO score for purposes of calculating the allowance for loan losses. Calculated frequency of roll to loss and severity percentages are applied to the dollar value of loans in each pool to calculate an overall loss allowance. FICO scores are refreshed quarterly and LTV ratios are updated using the Case-Shiller quarterly MSA Home Price Index to adjust the original appraised value of the underlying collateral. Frequency is calculated for each pool using a four month roll to loss percentage, based on the assumption that if an event has occurred with a borrower that will ultimately result in a loss, this will manifest itself as a loan in default and in process of foreclosure within four months. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio.

        Due to the lack of similarity between the risk characteristics of non-Covered Loans and Covered Loans in the residential and home equity loan portfolios, management does not believe it is appropriate to use the historical performance of the Failed Bank's residential mortgage portfolio as a basis for calculating the allowance for loan losses applicable to non-Covered Loans. The portfolio of loans originated and purchased since the Acquisition is not seasoned and has not yet developed an observable loss trend. Therefore, the allowance for loan losses for non-covered residential loans is based primarily on management's assessment of the risk of default and on the OTS "Thrift Industry Charge-Off Rates by Asset Type, annualized Net Charge-Off Rates—Twelve Quarter Average" for the southeast region (the "OTS Charge-Off Rates"). We believe use of the twelve quarter average to be appropriate for this portfolio since it takes into account periods of both economic growth and serious economic contraction.

        The allowance for non-covered and non-ACI commercial loans is based primarily on the Bank's internal credit risk rating system, the OTS Charge-Off Rates, and management's assessment of portfolio risk characteristics. The allowance is comprised of specific reserves for significant and classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and smaller balance, non-classified loans. For all commercial and commercial real estate exposures graded substandard or doubtful with committed credit facilities greater than or equal to $1,000,000, a quarterly net realizable value analysis is prepared by the credit, workout and recovery and loan review departments. This analysis forms the basis for specific reserves. Since the originated portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI portfolio has limited delinquency statistics, we currently use the OTS Charge-Off Rates and management's assessment of risk characteristics by portfolio segment in determining the appropriate general reserve percentages. We believe that loans rated special mention or substandard that are not determined to be individually impaired exhibit characteristics indicative of a heightened level of credit risk. Management may therefore augment general reserve percentages for loans in these categories.

        Since the non-covered portfolio is not yet seasoned enough to exhibit a loss trend, the allowance for non-covered and non-ACI consumer loans is based primarily on the OTS Charge-Off Rates and management's assessment of portfolio risk characteristics. We provide a 100% reserve for consumer loans more than 120 days past due and charge them off at or before reaching 270 days delinquency.

        In addition to the quantitative calculations described above, a dollar value adjustment is made to the allowance for relevant qualitative factors when there is a material observable trend in those factors not already taken into account in the quantitative calculations. Qualitative factors that may result in an adjustment to the allowance include: levels of and trends in delinquencies and impaired loans; levels of and trends in recoveries of prior charge-offs; trends in volume, type and terms of loans; effects of changes in lending policies and procedures; experience, ability and depth of lending management, loan review and workout and recovery staff; credit concentrations; national, regional and local economic trends; housing and banking industry conditions and trends; emerging trends for particular loan types; and strategic initiatives of the Company that may impact loan performance.

        For non-ACI loans, the allowance is calculated based on UPB. The total of UPB, less the calculated allowance, is then compared to the carrying amount of the loans. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any such increase in the allowance for non-ACI loans will result in a corresponding increase in the FDIC indemnification asset. For the year ended December 31, 2010 and the period ended December 31, 2009, we recorded a provision for non-ACI loans of $12.6 million and $1.3 million, respectively.

  ACI Loans

        For ACI loans, a valuation allowance is established when periodic evaluations of expected cash flows reflect a decrease from the level of cash flows that were estimated to be collected at Acquisition plus any additional expected cash flows arising from revisions in those estimates. We perform a quarterly analysis of expected cash flows for ACI loans.

        The analysis of expected cash flows for residential ACI pools incorporates updated pool level expected prepayment rates, default rates, and delinquency levels, and loan level loss severity given default assumptions. Prepayment, delinquency and default curves used for this purpose are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters. Given the static nature of the pools and unique characteristics of the loans, we believe that regularly updated historical information from the Company's own portfolio is the best available indicator of future performance. Estimates of default probability and severity of loss given default also incorporate updated LTV ratios. Historic and projected values for the Case-Shiller Home Price Index for the relevant MSA are utilized at the individual loan level to project current and future property values. Costs and fees represent an additional component of loss on default, and are projected using the "Making Home Affordable" cost factors provided by the Federal government.

        Our analysis at December 31, 2009 indicated a decrease in expected cash flows due to credit related assumptions related to two ACI residential mortgage pools; therefore, a provision for loan losses of $20.0 million was recorded, along with a corresponding increase in the FDIC indemnification asset of $14.4 million. As of December 31, 2010, our analysis evidenced a significant improvement in expected cash flows related to these two ACI residential pools and an offsetting decrease in expected cash flows due to credit related assumptions related to the ACI home equity loan pool. As a result, the $20.0 million allowance established at December 31, 2009 related to ACI residential pools, along with the increase in the FDIC indemnification asset of $14.4 million, was reversed, and a provision for loan losses of $18.5 million, along with a corresponding increase in the FDIC indemnification asset of $14.0 million, was recorded related to the pooled home equity ACI loans during the year ended December 31, 2010.

        The primary assumptions underlying estimates of expected cash flows for commercial and other loans are default probability and severity of loss given default. Updated assumptions for large balance and delinquent loans in the commercial and commercial real estate ACI portfolios are based on net realizable value analyses prepared at the individual loan level by the Company's workout and recovery department. Updated assumptions for smaller balance commercial loans are based on a combination of the Company's own historical delinquency data and industry level delinquency data. Delinquency data is used as a proxy for defaults as the Company's experience has been that few of these loans return to performing status after being delinquent greater than 60 days. An additional multiplier is also applied in developing assumptions for loans rated special mention, substandard, or doubtful based on the Company's historical loss experience with classified loans. Cash flow estimates for consumer loan pools are based primarily on regularly updated historical performance information.

        For the period ended December 31, 2009, there were no decreases in expected cash flows for commercial and other ACI loans; therefore, no allowance for loan losses was provided related to these loans. For the year ended December 31, 2010, our analysis indicated a decrease in expected cash flows from certain ACI commercial and commercial real estate loans evaluated individually for credit impairment, resulting in a provision for loan losses of $35.5 million related to these ACI loans. An increase in the FDIC indemnification asset of $19.9 million was recorded related to this provision.

        In the aggregate, the provision for losses related to ACI loans was $33.9 million for the year ended December 31, 2010, comprised of the $20.0 million reversal and the provisions of $18.5 million and $35.5 million discussed above.

        The following table provides an analysis of the allowance for loan losses, provision for loan losses, and net charge-offs for the periods indicated (dollars in thousands):

	Year Ended December 31, 2010	Period from May 22, 2009 to December 31, 2009
Allowance for loan losses, beginning of period	$22,621	$—
Provision for loan losses:
Provision for losses on Covered ACI Loans	33,928	20,021
Provision for losses on Covered non-ACI Loans	12,553	1,266
Provision for losses on non-Covered Loans	4,926	1,334

Total provision for loan losses	51,407	22,621
Charge-offs:
1-4 single family residential	—	—
Home equity loans and lines of credit	(1,125)	—
Multi-family	(1,580)	—
Commercial real estate	(3,274)	—
Construction	(4,957)	—
Land	(3,441)	—
Commercial	(1,076)	—
Lease financing	—
Consumer	(215)	—

Total charge-offs	(15,668)	—
Total recoveries	—	—

Net charge-offs	(15,668)	—

Allowance for loan losses, end of period	$58,360	$22,621

Increase in the indemnification asset related to the provision for loan losses on Covered Loans	$29,291	$14,433

Ratio of net charge-offs to average loans receivable outstanding during the period(1)	0.37%	0.00%

        The following table shows the distribution of the allowance for loan losses, broken out between Covered and non-Covered Loans, as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	At December 31, 2010					At December 31, 2009
	Covered					Covered
			Non- Covered					Non- Covered
	ACI	Non-ACI		Total	%(1)	ACI	Non-ACI		Total	%(1)
1-4 single family residential	$—	$761	$168	$929	67.5%	$20,021	$119	$65	$20,205	76.0%
Home equity loans and lines of credit	18,488	9,229	3	27,720	7.7%	—	11	4	15	7.1%
Multi-family	5,701	633	772	7,106	2.8%	—	60	11	71	1.7%
Commercial real estate	5,795	418	1,189	7,402	11.4%	—	465	303	768	9.2%
Construction	1,017	1	118	1,136	0.4%	—	5	—	5	1.0%
Land	3,874	26	102	4,002	1.3%	—	2	—	2	0.9%
Commercial	5,050	1,216	3,676	9,942	7.4%	—	604	905	1,509	3.9%
Lease financing	—	—	68	68	1.3%					0.0%
Consumer	—	—	55	55	0.2%	—	—	46	46	0.2%

Total allowance for loan losses	$39,925	$12,284	$6,151	$58,360	100.00%	$20,021	$1,266	$1,334	$22,621	100.00%

(1)
Represents percentage of loans receivable in each category to total loans receivable.

Goodwill and Other Intangible Assets

        In conjunction with the Acquisition, the Company recognized approximately $59.4 million of goodwill and a $1.8 million core deposit intangible. Goodwill was assigned to BankUnited. The Company performs goodwill impairment testing in the third quarter of each fiscal year or more frequently if events or circumstances indicate that impairment may exist. As of the 2010 impairment testing date, the estimated fair value of the reporting unit exceeded its carrying amount; therefore, no impairment was indicated.

        In conjunction with the acquisition of two leasing companies in the fourth quarter of 2010, we recorded customer relationship intangible assets of $0.4 million and additional goodwill of $7.9 million.

  Other Assets

        The increase in other assets at December 31, 2010 as compared to December 31, 2009 resulted primarily from an increase in our investment in bank owned life insurance as well as additions to premises and equipment of approximately $27.9 million related to improvements to new and existing branch facilities and increased investment in our technology platforms.

Deposits

        The following table presents information about our deposits for the periods indicated (dollars in thousands):

	At December 31, 2010		At December 31, 2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$440,673	0.00%	$303,810	0.00%
Interest bearing	273,897	0.72%	183,416	0.79%
Money market	1,667,277	1.20%	1,205,446	1.93%
Savings	1,203,491	1.18%	948,000	1.94%
Time	3,889,961	1.85%	5,506,320	0.93%

Total	$7,475,299	1.45%	$8,146,992	1.16%

        Excluding the impact of accretion from fair value adjustments due to acquisition accounting, the average rate paid on interest bearing deposits for the year ended December 31, 2010 and period ended December 31, 2009 was 1.85% and 2.77%, respectively.

        The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	December 31, 2010	December 31, 2009
Three months or less	$331,660	$415,049
Over three through six months	163,520	394,805
Over six through twelve months	472,199	684,966
Over twelve months	339,044	411,347

Total	$1,306,423	$1,906,167

Borrowed Funds

        The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase, as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and the period ended December 31, 2009 (dollars in thousands):

	December 31, 2010	December 31, 2009
Maximum outstanding at any month-end	$17,459	$2,972
Balance outstanding at end of year	492	2,972
Average outstanding during the year	7,812	2,091
Average interest rate during the year	0.92%	0.02%
Average interest rate at end of year	0.43%	0.01%

        The Company also utilizes FHLB advances to finance its operations. FHLB advances are secured by stock in the FHLB required to be purchased in proportion to outstanding advances and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances at December 31, 2010 totaled $2.2 billion, with $1.1 billion, $565.0 million, $505.0 million and $0.4 million maturing in 2012, 2013, 2014 and 2015, respectively. The book value of outstanding FHLB advances decreased from $4.6 billion at Acquisition to $2.1 billion at

December 31, 2009 and $2.3 billion at December 31, 2010 primarily due to repayment of outstanding advances with cash received in the Acquisition.

Results of Operations for the Pre-Acquisition Periods

        The Failed Bank reported net losses of $(1.2) billion and $(858.4) million for the period from October 1, 2008 through May 21, 2009 and for the fiscal year ending September 30, 2008, or fiscal 2008, respectively. The net losses for the period ending May 21, 2009 and the fiscal year ending September 30, 2008 resulted primarily from severe deterioration in the Failed Bank's asset quality and the resultant reduction in net interest income, increase in the provision for loan losses, and impairment charges related to investment securities, OREO and mortgage servicing rights.

  Net Interest Income

        The following table presents, for the periods indicated, information about: (i) average balances, the total dollar amount of interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Average balance information is based on daily average balances for the periods indicated. Nonaccrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on nonaccrual loans is not included. Yields have been calculated on a pre-tax basis (dollars in thousands):

	Period from October 1, 2008 to May 21, 2009			Fiscal Year Ended September 30, 2008
	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate
Assets:
Interest earning assets:
Investment securities available for sale	$88,655	$1,685	2.97%	$141,935	$7,417	5.23%
Mortgage-backed securities	576,131	20,722	5.63%	780,279	43,017	5.51%

Total investment securities available for sale	664,786	22,407	5.28%	922,214	50,434	5.47%
Other interest earning assets	1,325,075	3,667	0.43%	630,204	21,856	3.47%
Loans receivable	11,596,788	312,994	4.22%	12,564,903	762,170	6.07%

Total interest earning assets	13,586,649	339,068	3.91%	14,117,321	834,460	5.91%

Allowance for loan losses	(905,440)			(184,884)
Noninterest earning assets	869,381			510,000

Total assets	$13,550,590			$14,442,437

Liabilities and Equity:
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$164,669	$895	0.85%	$199,942	$2,145	1.07%
Savings and money market accounts	1,485,455	28,009	2.95%	1,873,728	67,600	3.61%
Time deposits	6,611,919	170,666	4.04%	4,929,198	223,110	4.53%

Total interest bearing deposits	8,262,043	199,570	3.78%	7,002,868	292,855	4.18%
Borrowings:
FHLB advances	4,965,251	133,764	4.22%	5,605,211	259,000	4.62%
Repurchase agreements	22,732	58	0.40%	124,564	3,739	3.00%

Total interest bearing liabilities	13,250,026	333,392	3.94%	12,732,643	555,594	4.36%

Non-interest bearing demand deposits	282,215			441,570
Other non-interest bearing liabilities	113,006			130,225

Total liabilities	13,645,247			13,304,438
Equity	(94,657)			1,137,999

Total liabilities and equity	$13,550,590			$14,442,437

Net interest income		$5,676			$278,866

Interest rate spread			(0.03)%			1.55%

Net interest margin			0.06%			1.98%

(1)
Annualized.

        Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and liabilities, as well as changes in average interest rates. The comparison of total interest income and total interest expense for the period ending May 21, 2009 to the fiscal year ending September 30, 2008 is also impacted by the different number of days in the comparative periods. The following table shows the effect that these factors had on the interest earned on the interest earning assets and the interest incurred on the interest bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the previous period's average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period's volume. Changes applicable to both volume and rate have been allocated to volume (dollars in thousands):

	Period from October 1, 2008 to May 21, 2009 Compared to the Fiscal Year Ended September 30, 2008 Increase (Decrease) Due To
	Changes in Volume	Changes in Rate	Change due to Number of Days	Total Increase (Decrease)
Interest Income Attributable to
Investment securities available for sale	$(1,002)	$(2,049)	$(2,681)	$(5,732)
Mortgage-backed securities	(7,368)	598	(15,525)	(22,295)

Total investment securities available for sale	(8,370)	(1,451)	(18,206)	(28,027)
Other interest earning assets	1,949	(12,230)	(7,908)	(18,189)
Loans receivable	(25,250)	(148,510)	(275,416)	(449,176)

Total interest earning assets	(31,671)	(162,191)	(301,530)	(495,392)

Interest Expense Attributable to
Interest bearing demand deposits	$(196)	$(281)	$(773)	$(1,250)
Savings and money market deposit accounts	(7,235)	(7,894)	(24,462)	(39,591)
Time deposits	43,727	(15,418)	(80,753)	(52,444)

Total interest bearing deposits	36,296	(23,593)	(105,988)	(93,285)
FHLB advances	(17,272)	(14,312)	(93,652)	(125,236)
Repurchase agreements	(262)	(2,067)	(1,352)	(3,681)

Total interest bearing liabilities	18,762	(39,972)	(200,992)	(222,202)

Decrease in net interest income	$(50,433)	$(122,219)	$(100,538)	$(273,190)

Period from October 1, 2008 through May 21, 2009 compared to the fiscal year ending September 30, 2008

        Net interest income was $5.7 million for the period ended May 21, 2009 as compared to $278.9 million for the fiscal year ended September 30, 2008, for a decline of $273.2 million. The decline in net interest income was comprised of a decline in interest income of $495.4 million and a decline in interest expense of $222.2 million. On an annualized basis, net interest income for the period from October 1, 2008 through May 21, 2009 decreased by $270.0 million or 96.8% as compared with the year ending September 30, 2008. The decrease in net interest income was comprised of a decline in annualized interest income of $303.3 million partially offset by a decline in annualized interest expense of $33.3 million.

        The decrease in interest income resulted primarily from an increase in non-performing assets, evidenced by a decrease in the average yield on loans of 185 basis points from 6.07% for the year ending September 30, 2008 to 4.22% for the period ending May 21, 2009. Nonaccrual loans grew from $1.2 billion at September 30, 2008 to $2.4 billion at May 21, 2009. Decreases in the average volume of both investment securities and loans outstanding and a decline in market rates on variable rate investment securities also contributed to the decline in interest income. The decline in average volume of loans and investment securities resulted from the reduction in the scope of the Failed Bank's residential mortgage business and the size of the balance sheet in response to capital requirements and growth restrictions imposed by the OTS.

        The decline in interest expense resulted from lower rates paid on both deposits and FHLB advances, reflective of continued repricing of liabilities at lower market rates, partly offset by an increase in the average volume of outstanding interest bearing liabilities.

        The net interest margin decreased by 192 basis points from 1.98% for the fiscal year ending September 30, 2008 to 0.06% for the period ending May 21, 2009 while the interest rate spread declined by 158 basis points from 1.55% to (0.03)%. The primary driver of the decline in net interest margin and interest rate spread was the increase in non-performing assets.

  Provision for Loan Losses

        The provision for loan losses recorded by the Failed Bank was $919.1 million and $856.4 million for the period from October 1, 2008 through May 21, 2009 and the fiscal year ending September 30, 2008, respectively. The increases in the provision for the period ending May 21, 2009 and the fiscal year ending September 30, 2008 largely reflected severe deterioration in the residential housing market, particularly in Florida and California. Total non-performing loans were $2.7 billion, or 24.6%, of total loans at May 21, 2009. Net charge-offs totaled $407.9 million for the period from October 1, 2008 to May 21, 2009 and $199.1 million for the fiscal year ending September 30, 2008. The majority of charge-offs were concentrated in the 1-4 single family residential portfolio.

  Non-Interest Income (Loss)

        The Failed Bank reported a non-interest loss of $81.4 million for the period from October 1, 2008 to May 21, 2009 and a non-interest loss of $128.9 million for the fiscal year ending September 30, 2008.

        The following table presents a comparison of the categories of non-interest income (loss) for the periods indicated (dollars in thousands):

	Period from October 1, 2008 to May 21, 2009	Fiscal Year Ended September 30, 2008
Service charges on deposits and other fee income	$5,357	$9,712
Service charges on loans	2,072	4,630
Loan servicing fees	2,543	5,601
Impairment and amortization of mortgage servicing rights	(26,595)	(8,434)
Net gain (loss) on sale of investment securities	39	(1,465)
Net gain (loss) on sale and writedown of loans held for sale	196	(9,784)
Other-than-temporary impairment of securities available for sale	(68,609)	(142,035)
Fees received from BankUnited Financial Corporation	1,824	5,193
Other non-interest income	1,742	7,723

Total non-interest income (loss)	$(81,431)	$(128,859)

Period from October 1, 2008 to May 21, 2009 compared to the fiscal year ending September 30, 2008

        The non-interest loss for the period from October 1, 2008 to May 21, 2009 was largely driven by additional impairment charges on securities available for sale and mortgage servicing rights. See the section entitled "—Investment Securities Available for Sale" below for further discussion of impairment charges related to investment securities. The impairment of mortgage servicing assets resulted primarily from termination of the Failed Bank's rights to service loans for the Federal National Mortgage Association (Fannie Mae), or FNMA, and the Federal Home Loan Mortgage Corporation (Freddie Mac), or FHLMC, during the period ending May 21, 2009. A continued decline in secondary market mortgage activity led to a reduced gain (loss) on sale of loans for the period ending May 21, 2009. The reduction in other non-interest income resulted primarily from an adjustment to outstanding mortgage insurance claims receivable.

  Non-Interest Expense

        The following table presents the components of non-interest expense for the periods indicated (dollars in thousands):

	Period from October 1, 2008 to May 21, 2009	Fiscal Year Ended September 30, 2008
Employee compensation and benefits	$51,695	$88,893
Occupancy and equipment	25,247	46,743
OREO expense	34,697	17,901
Impairment of OREO	38,742	22,749
Professional fees	10,062	8,910
Foreclosure expense	4,907	6,007
Deposit insurance expense	38,299	6,147
Telecommunications and data processing	9,573	13,536
Other non-interest expense	25,181	35,594

Total non-interest expense	$238,403	$246,480

        Non-interest expense as a percentage of average assets increased to 2.8% (annualized) for the period ended May 21, 2009 from 1.7% for the fiscal year ending September 30, 2008. The primary drivers of increasing non-interest expense over this period were increased impairment of OREO, higher OREO expense, foreclosure expense and the deposit insurance expense.

Period from October 1, 2008 to May 21, 2009 compared to the fiscal year ending September 30, 2008

        On an annualized basis, employee compensation and benefits as a percentage of average assets remained consistent over the period ending May 21, 2009 and the fiscal year ending September 30, 2008. The total decline in employee compensation and benefits expense of $7.9 million or approximately 9% on an annualized basis was primarily a result of an approximate 70% reduction in the Failed Bank's wholesale residential lending staff and other reductions in the workforce.

        OREO expense, foreclosure expense and impairment of OREO continued to increase during the period ending May 21, 2009 due to further deterioration in home prices and the increasing volume of foreclosures. As of May 21, 2009, there were slightly over 6,000 units in the foreclosure process as compared to approximately 3,000 units at September 30, 2008.

        Deposit insurance expense was significantly impacted by additional assessments by the FDIC during the period ending May 21, 2009.

  Income Taxes

        For the period ending May 21, 2009 and the fiscal year ending September 30, 2008, the Failed Bank recorded an income tax provision (benefit) of $0.0 and $(94.5) million, respectively. The Failed Bank's effective tax rate for the period ending May 21, 2009 and the fiscal year ending September 30, 2008 was 0.1% and 9.9%, respectively. The effective tax rate varied from the federal statutory tax rate of 35.0% primarily due to state income taxes and the valuation allowance established related to deferred tax assets. The Failed Bank had net deferred tax assets, prior to any valuation allowance, of $730.0 million at May 21, 2009.

Balance Sheet Analysis for the Pre-Acquisition Periods

        Average total assets of the Failed Bank declined by $891.8 million to $13.6 billion for the period ending May 21, 2009 from $14.4 billion for the fiscal year ended September 30, 2008. This decline related primarily to the decline in average loans, which was fueled by increased impairments and foreclosures during the period combined with normal paydowns and a curtailment in lending activity. Average total liabilities increased by $340.8 million to $13.6 billion for the period ending May 21, 2009 from $13.3 billion for the fiscal year ending September 30, 2008. Average deposits increased by $1.1 billion, offset by a $741.8 million decline in average outstanding borrowings.

  Investment Securities Available for Sale

        The following table shows the amortized cost and fair value of the investment securities as of the dates indicated. All of the investment securities were classified available for sale (dollars in thousands):

	At May 21, 2009
	Amortized Cost	Fair Value
U.S. Treasury securities	$35,167	$35,423
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	224,587	227,879
Other residential collateralized mortgage obligations	3,371	1,785
Residential mortgage pass-through certificates	323,829	230,091
Mutual funds and preferred stocks	18,241	18,094
State and Municipal obligations	22,671	22,696
Other debt securities	4,317	2,976

Total investment securities available for sale	$632,183	$538,944

        Investment securities decreased by $216.3 million from September 30, 2008 to May 21, 2009 primarily due to impairment charges of $68.6 million coupled with paydowns and sales of $106.3 million, offset by purchases of $10.4 million.

        During the period from October 1, 2008 through May 21, 2009, the Failed Bank recognized other-than-temporary impairment charges of $68.6 million, consisting of $39.4 million related to subordinate tranches of the Failed Bank's 2005 mortgage securitization (the "2005 securities"), $16.1 million related to private-label collateralized mortgage obligations ("CMOs"), $6.4 million related to trust preferred securities, $1.5 million related to FNMA and FHLMC preferred stock and $5.2 million related to a mutual fund. The majority of the impairment charges recorded during the period ending May 21, 2009 represented further deterioration in value of securities for which other-than-temporary impairment charges were initially recorded in fiscal 2008 as discussed below. Additional impairment of the 2005 securities and private-label CMOs was reflective of further deterioration in projected cash flows from the underlying collateral resulting from increasing frequency and severity of defaults. Recognition of other-than-temporary impairment of pooled trust preferred securities was based on a third party discounted cash flow analysis incorporating proprietary collateral default rate assumptions that indicated less than full recovery of principal, as well as consideration of the severity and duration of impairment. Other-than-temporary impairment of FNMA and FHLMC preferred stock was based on further deterioration in the market price of these securities coupled with lack of evidence of improvement in the financial condition of the issuers. Cash flow analysis incorporating updated underlying collateral default assumptions led to further other-than-temporary impairment of the mutual fund investment.

        During the fiscal year ending September 30, 2008, the Failed Bank recorded other-than-temporary impairment charges totaling $142.0 million, including $89.3 million relating to the 2005 securities, $5.8 million relating to private-label CMOs, $37.8 million relating to FNMA and FHLMC preferred stocks, $8.1 million relating to a mutual fund, and $1.0 million relating to other debt securities. The determination that unrealized losses on the 2005 securities were other-than-temporary was based on an analysis of discounted expected future cash flows using third party developed models that incorporated proprietary behavioral assumptions about collateral default rates, loss severity levels and voluntary annual prepayment rates. Cash flow projections for the underlying mortgages, given current loss trends, indicated that projected losses could completely erode the value of certain subordinate classes and significantly erode the value of several other subordinate classes of the 2005 securitization, leading to the determination that these securities were other-than-temporarily impaired. Management's determination that certain other private-label CMOs were other-than-temporarily impaired was also based on the analysis of discounted expected future cash flows. The magnitude and duration of unrealized losses was considered in these determinations as well. As a result of significant declines in value of FNMA and FHLMC preferred stock after these entities were placed into conservatorship on September 7, 2008, the cost basis of these investments was well in excess of the market price of the stock at September 30, 2008. The determination that impairment of these securities was other-than-temporary was based on the severity of impairment and uncertainty about the potential for market recovery of the issuers. The mutual fund determined to be other-than-temporarily impaired was a fund that invested primarily in mortgage related investments, the majority of which were subordinate securities with increasing levels of underlying collateral delinquencies and defaults. The severity of impairment combined with the high probability of significant principal loss of the underlying collateral led to the conclusion that the security was other-than-temporarily impaired. The other debt securities consisted of pooled trust preferred securities, collateralized by subordinated debt issued by financial institutions. Management's determination that these securities were other-than-temporarily impaired was based on an analysis of projected collateral cash flows.

  Loan Portfolio

        The following table presents the composition of the loan portfolio as of the dates indicated (dollars in thousands):

			At September 30,
	At May 21, 2009
			2008		2007		2006
	Balance	%	Balance	%	Balance	%	Balance	%
Real estate loans:
1-4 single family residential	$8,993,077	83.1%	$9,916,696	84.4%	$10,693,832	86.3%	$9,661,913	85.9%
Home equity loans and lines of credit	505,642	4.7%	486,467	4.1%	420,386	3.4%	355,822	3.2%
Multi-family	129,481	1.2%	144,324	1.2%	120,058	1.0%	85,544	0.8%
Commercial real estate	594,877	5.5%	600,261	5.1%	496,556	4.0%	413,637	3.7%
Construction	187,333	1.7%	171,213	1.5%	146,557	1.2%	174,466	1.5%
Land	219,736	2.0%	224,723	1.9%	303,294	2.5%	337,023	3.0%

Total real estate loans	10,630,146	98.2%	11,543,684	98.2%	12,180,683	98.4%	11,028,405	98.1%

Other loans:
Commercial	181,484	1.7%	197,985	1.7%	187,951	1.5%	194,269	1.7%
Consumer	12,179	0.1%	12,740	0.1%	16,228	0.1%	17,809	0.2%

Total other loans	193,663	1.8%	210,725	1.8%	204,179	1.6%	212,078	1.9%

Total loans	10,823,809	100.0%	11,754,409	100.0%	12,384,862	100.0%	11,240,483	100.0%

Unearned discount, premiums and deferred costs, net	190,406		210,875		235,454		196,601

Loans held in portfolio, net of discount premiums and deferred costs	11,014,215		11,965,284		12,620,316		11,437,084
Allowance for loan losses	(1,227,173)		(715,917)		(58,623)		(36,378)

Total loans held in portfolio, net	$9,787,042		$11,249,367		$12,561,693		$11,400,706

Loans held for sale	$788		$10,050		$174,868		$9,542

        Net loans held in portfolio decreased to $9.8 billion at May 21, 2009 from $11.2 billion at September 30, 2008 and $12.6 billion at September 30, 2007. This decrease was driven by the decline in the Failed Bank's 1-4 single family residential portfolio as discussed below.

  Residential Mortgages

        1-4 single family residential loans amounted to $9.0 billion or 83.1% of total loans at May 21, 2009. Beginning in fiscal 2008, the Failed Bank curtailed growth of the 1-4 single family residential portfolio. Total originations of residential loans were $22.8 million for the period ending May 21, 2009.

        The Failed Bank also terminated its option ARM and reduced documentation loan programs during fiscal 2008. Originations of option ARM loans totaled $187.0 million for fiscal 2008 and $3.1 billion for fiscal 2007, representing 11.9% and 77.5%, respectively, of total residential loan originations. Option ARM loans generally started with a below market incentive interest rate that adjusted to an applicable index rate plus a defined margin after a specified period of time. Each month, the borrower had the option to make one of several payments, including a minimum payment that may not have covered the interest accrued on the loan for the month, resulting in the deferred interest being added to the loan balance. The contractual terms of Option ARM loans limited the amount of the increase in the loan balance to 115% of the original balance. At the earlier of 5 years from origination or reaching the 115% cap, the loan was contractually reset to be repaid on a fully amortizing basis over its remaining term. Some residential mortgage loans were also originated under "reduced-doc" and "no-doc" programs requiring reduced or no verification of the borrowers' income, employment and assets.

        The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate, option adjustable rate mortgages and non-option adjustable rate mortgages at the dates indicated (dollars in thousands):

	At May 21, 2009
	Total Loans	% of Total
1-4 single family residential loans
Fixed rate loans	$1,774,598	19.7%
Adjustable rate loans
Option adjustable rate mortgages(1)	4,685,090	52.1%
Non-option adjustable rate mortgages	2,533,389	28.2%

Total	$8,993,077	100.0%

(1)
Payment option loans with balances of $3.8 billion representing 78.9% of the payment option portfolio were negatively amortizing at May 21, 2009. As of May 21, 2009, negative amortization included in the payment option portfolio totaled $265.3 million or 5.6% of the portfolio.

        A breakdown of 1-4 single family residential loans by state as of the dates indicated follows (dollars in millions):

	At May 21, 2009
	Amount	%
Florida	$5,076	56.4%
California	721	8.0%
Illinois	501	5.6%
Arizona	500	5.6%
New Jersey	480	5.3%
Virginia	348	3.9%
States with less than 4%	1,367	15.2%

Total	$8,993	100.0%

  Asset Quality

Impaired Loans and Non-performing Assets

        The following table summarizes the Company's impaired loans, including troubled debt restructurings, and other non-performing assets as of the dates indicated (dollars in thousands):

		At September 30,
	At May 21, 2009
		2008	2007	2006
Nonaccrual loans
Real estate loans:
1-4 single family residential
Payment option	$1,674,325	$968,647	$149,749	$11,757
Non-payment option	453,743	153,125	22,894	5,826

Total 1-4 single family residential	2,128,068	1,121,772	172,643	17,583
Home equity loans and lines of credit	27,263	8,866	2,251	58
Multi-family	21,544	10,028	—	—
Commercial real estate	2,888	—	5,593	—
Construction	78,403	58,549	—	—
Land	94,493	38,465	—	—

Total real estate loans	2,352,659	1,237,680	180,487	17,641
Other loans:
Commercial	763	65	232	3,073
Consumer	23	30	91	26

Total other loans	786	95	323	3,099

Total nonaccrual loans	2,353,445	1,237,775	180,810	20,740
Accruing loans 90 days or more past due	—	71	493	—
Other impaired loans still accruing	353,903	195,073	19,771	—

Total non-performing loans	2,707,348	1,432,919	201,074	20,740
OREO	177,679	135,324	27,732	729

Total non-performing assets	2,885,027	1,568,243	228,806	21,469
Troubled debt restructurings in compliance with modified terms(1)	651,236	68,033	—	—

Total impaired loans and non-performing assets	$3,536,263	$1,636,276	$228,806	$21,469

Non-performing loans to total loans	24.58%	11.98%	1.59%	0.18%
Non-performing assets to total assets	23.53%	11.13%	1.51%	0.16%
Non-performing loans and troubled debt restructurings to total loans	30.49%	12.54%	1.59%	0.18%
Allowance for loan losses to total loans	11.14%	5.98%	0.46%	0.32%
Allowance for loan losses to non-performing loans	45.33%	49.96%	29.15%	175.40%

(1)
Consists of only 1-4 single family residential loans.

        The increase in total non-performing assets to$2.9 billion at May 21, 2009 resulted directly from the economic downturn, both nationally and in the Failed Bank's primary geographic markets, particularly the precipitous decline in housing prices. Non-performing loans were concentrated in the option ARM portfolio, and a significant percentage of the non-performing loans were those with higher LTV ratios, originated during periods of historically high housing prices.

        Interest income foregone on nonaccrual loans amounted to $88.9 million for the period ending May 21, 2009. Interest income reversed due to loans being placed on nonaccrual status amounted to $20.1 million for the period ending May 21, 2009.

        Nonaccrual loans include troubled debt restructured loans of $177.3 million at May 21, 2009. Additional interest income that would have been recognized on troubled debt restructured loans not on nonaccrual status if they had been current based on their original contractual terms was $3.3 million and $0.5 million for the period ended May 21, 2009 and the fiscal year ending September 30, 2008, respectively. Interest income recognized on these loans for the period ended May 21, 2009 and the fiscal year ended September 30, 2008 was $14.6 million and $2.9 million, respectively.

Analysis of the Allowance for Loan Losses

        The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated (dollars in thousands):

	Period from October 1, 2008 to May 21, 2009
			Fiscal Years Ended September 30,
			2008	2007	2006
Allowance for loan losses, beginning of period	$715,917		$58,623	$36,378	$25,755
Provision for loan losses	919,139		856,374	31,500	10,400
Charge-offs:
1-4 single family residential	(434,391)		(211,323)	(5,347)	(130)
Home equity loans and lines of credit	(12,676)		(9,396)	(620)	(241)
Multi-family	—		—	—	—
Commercial real estate	—		—	—	—
Construction	—		(1,218)	—	—
Land	—		(6,647)	(2,651)	—
Commercial	(879)		(1,468)	(2,425)	(902)
Consumer	(1,064)		(257)	(7)	—

Total charge-offs	(449,010)		(230,309)	(11,050)	(1,273)

Recoveries:
1-4 single family residential	40,825		31,079	1,407	—
Home equity loans and lines of credit	111		34	73	—
Multi-family	—		—	—	—
Commercial real estate	—		—	—	—
Construction	—		—	—	—
Land	—		—	—	—
Commercial	189		115	306	1,482
Consumer	2		1	9	14

Total recoveries	41,127		31,229	1,795	1,496

Net charge-offs	(407,883)		(199,080)	(9,255)	223

Allowance for loan losses, end of period	$1,227,173		$715,917	$58,623	$36,378

Ratio of net charge-offs to average loans receivable outstanding during the period	5.51	%(1)	1.58%	0.08%	0.00%

(1)
Annualized.

        The following table allocates the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

			At September 30,
	At May 21, 2009		2008		2007		2006
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
1–4 single family residential	$890,551	83.1%	$616,486	84.4%	$33,911	86.3%	$12,917	85.9%
Home equity loans and lines of credit	41,638	4.7%	16,055	4.1%	6,850	3.4%	3,971	3.2%
Multi-family	1,461	1.2%	836	1.2%	960	1.0%	684	0.8%
Commercial real estate	186,130	5.5%	891	5.1%	8,092	4.0%	6,316	3.7%
Construction	53,452	1.7%	47,495	1.5%	1,173	1.2%	1,396	1.5%
Land	47,986	2.0%	30,699	1.9%	2,426	2.5%	2,696	3.0%
Commercial	5,102	1.7%	2,860	1.7%	4,331	1.5%	7,613	1.7%
Consumer	853	0.1%	595	0.1%	880	0.1%	785	0.2%

Total allowance for loan losses	$1,227,173	100.0%	$715,917	100.0%	$58,623	100.0%	$36,378	100.0%

(1)
Represents percentage of loans receivable in each category to total loans receivable.

Other Assets

  Goodwill and Other Intangible Assets

        Goodwill of $28.4 million at May 21, 2009 arose from previous business combinations entered into by the Failed Bank. Goodwill impairment tests were performed as of May 21, 2009. As of May 21, 2009, the carrying value of the reporting unit to which goodwill was assigned was negative, therefore, the first phase of the goodwill impairment test was passed and no impairment of goodwill was recorded. Based on this comparison, the implied fair value of goodwill exceeded its carrying amount; therefore, no impairment was indicated.

  Other Assets

        Other assets totaled $212.3 million at May 21, 2009. The most significant components of the decrease in other assets from September 30, 2008 to May 21, 2009 were a $25.9 million decline in mortgage servicing rights arising from impairment charges, and a $18.5 million decline in accrued interest receivable attributable primarily to the decline in total loans outstanding and the increase in non-performing loans.

Deposits

        The following table presents information about deposits for the periods indicated (dollars in thousands):

	Period from October 1, 2008 to May 21, 2009		Fiscal Years Ended September 30, 2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$282,215	—%	$441,570	—%
Interest bearing	164,669	0.85%	199,942	1.07%
Savings and money market accounts	1,485,455	2.95%	1,873,728	3.61%
Time deposits	6,611,919	4.04%	4,929,198	4.53%

Total deposits	$8,544,258	3.66%	$7,444,438	3.93%

Borrowed Funds

        The following table sets forth information regarding the short-term borrowings, consisting of securities sold under agreements to repurchase and federal funds purchased, as of the dates, and for the periods, indicated (dollars in thousands):

				Yearly Weighted Averages
	Ending Balance	Weighted- Average Rate	Maximum Amount At Month-End
				Balance	Rate
For the period from October 1, 2008 to May 21, 2009:	$1,310	0.00%	$48,114	$22,732	0.40%
For the fiscal year ended September 30, 2008:	$56,930	0.99%	$227,218	$124,564	3.00%

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industry in which we operate. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

        Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below involve additional management judgment due to the complexity and sensitivity of the methods and assumptions used.

  Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of probable loan losses inherent in the Company's loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on risk characteristics of loans, and consideration of other qualitative factors, all of which may be susceptible to significant change. "Note 1—Summary of Significant Accounting Policies" of the notes to our audited consolidated financial statements describes the methodology used to determine the allowance for loan losses.

  Accounting for Covered Loans

        A significant portion of the Company's loans acquired on May 21, 2009 and covered by Loss Sharing Agreements demonstrated evidence of deterioration of credit quality since origination. We refer to these loans as ACI Loans. The accounting for these loans and the related FDIC indemnification asset requires the Company to estimate the timing and amount of cash flow to be collected from these loans and to continually update estimates of the cash flows expected to be collected over the life of the loans. These estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to the amount and timing of cash flows to be collected.

        Covered 1–4 single family residential loans were placed into homogenous pools at Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We performed a detailed analysis of the acquired loan portfolio to determine the key loan characteristics influencing performance. We determined key characteristics to include delinquency status, product type, in particular, amortizing as opposed to option ARM products, current indexed LTV ratio and original FICO score. At Acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at Acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at Acquisition is referred to as the accretable yield and is being recognized as interest income over the life of each pool.

        We monitor the pools quarterly by updating our expected cash flows to determine whether any material changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. The analysis of expected cash flows for residential ACI pools incorporates updated pool level expected prepayment rates, default rates, and delinquency levels, and loan level loss severity given default assumptions. Prepayment, delinquency and default curves used for this purpose are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold may be revised as we gain greater experience. Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics. The expected cash flows are estimated based on factors which include loan grades established in the Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flow from available collateral, and the contractual terms of the underlying loan agreement.

  Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the collateral at the date of foreclosure based on estimates, including some obtained from third parties, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the carrying value does not exceed estimated realizable value. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred. Given the large number of properties included in OREO, and the judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy.

  Profits Interest Units

        The LLC has issued equity awards in the form of PIUs to certain members of management. Compensation expense related to PIU awards is based on the fair value of the underlying units on the date of the consolidated financial statements. Fair value of PIUs are estimated using a Black-Scholes option pricing model, which requires assumptions as to expected volatility, dividends, terms, and risk free rates. Determining the fair value of the PIUs is considered a critical accounting estimate because it requires significant judgments and the determination of fair value may be material to our consolidated financial statements. See "Note 1, Summary of Significant Accounting Policies" and "Note 14, Equity Based Compensation and Other Benefit Plans" of the notes to our audited consolidated financial statements for a description of PIUs.

  Deferred Tax Asset

        Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. Realization of tax benefits for deductible temporary differences depends on having sufficient taxable income of an appropriate character within the carryforward periods. Management must evaluate the probability of realizing the deferred tax asset and determine the need for a valuation reserve as of the date of the consolidated financial statements. Given the judgment involved and the amount of the Company's deferred tax asset, this is considered a critical accounting estimate. See "Note 12—Income Taxes" in the notes to our audited consolidated financial statements for a discussion of the Company's deferred taxes.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance modifying the accounting for transfers and servicing of financial assets and removing the concept of a Qualifying Special Purpose Entity. This guidance was effective for transfers of financial assets occurring after December 31, 2009 and was adopted by the Company as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In June 2009, the FASB issued guidance impacting the determination of whether an entity is a variable interest entity ("VIE") and identification of the primary beneficiary of a VIE. The objective of this guidance was to improve financial reporting by enterprises involved with VIE's. This guidance was adopted by the Company as of January 1, 2010. Adoption did not have a material impact on the Company's consolidatedfinancial position, results of operations, or cash flows.

        In January 2010, the FASB issued new guidance to improve disclosures about fair value measurements. Disclosure requirements were enhanced to require additional information regarding transfers to and from Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, and a gross presentation of activity within the rollforward of Level 3 fair value measurements. The guidance clarifies existing disclosure requirements as to the level of disaggregation of classes of assets and liabilities. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 rollforward are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In March 2010, the FASB issued new guidance clarifying that a modification of a loan that is part of a pool of loans acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance was effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In July 2010, the FASB issued new guidance requiring expanded disclosures about the credit quality of financing receivables and the allowance for loan losses. Disclosures must be disaggregated by portfolio segment and class and include, among other things, a rollforward of the allowance for loan losses, credit quality indicators, expanded information about past due and impaired loans and the related allowance, an aging of past due loans, and information about troubled debt restructurings. The required disclosures of information as of the end of a reporting period were effective for the Company in its annual financial statements for the year ending December 31, 2010. Required disclosures about activity that occurs during a reporting period will be effective for the Company in the quarter ending March 31, 2011. In January, 2011, the FASB deferred the effective date of the guidance related to disclosures about troubled debt restructurings. This guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance impacts financial statement disclosures but will not have an effect on the Company's consolidated financial condition, results of operations or cash flows.

        In December 2010, the FASB issued guidance requiring that Step 2 of the goodwill impairment test be performed for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial condition, results of operations or cash flows.

        In 2010, the FASB published the following proposed accounting standards updates that, if adopted in their proposed form, could potentially have a significant impact on the Company's financial position, results of operations or cash flows:

  •
  Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities:  Under this proposal, most financial instruments would be measured at fair value. Changes in fair value of financial instruments for which the entity's strategy is to hold for collection or payment of contractual cash flows would generally be recognized in other comprehensive income. Changes in fair value of financial instruments for which an entity's strategy is trading, equity securities, and financial instruments that can be contractually prepaid in such a way that the holder would not recover substantially all of its investment would be reflected in earnings. Many financial liabilities of financial institutions would also be measured at fair value. The guidance would require presentation of information about both fair value and amortized cost for many financial instruments. The proposed guidance would also remove the "probable" threshold for recognition of impairments on loans and provide a common approach to providing for credit losses on loans and debt instruments. Highly complex, quantitative hedging requirements would be replaced with more qualitative based assessments that would make it easier to qualify for hedge accounting. An effective date has not been stipulated for the proposed guidance, but the date is anticipated to be no earlier than January 1, 2013.

  •
  Leases:  Under this proposed guidance, lessors and lessees would apply a right-of-use model in accounting for most leases. A lessee would recognize an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. A lessor would recognize an asset representing its right to receive lease payments and, depending on its exposure to risks or benefits associated with the underlying asset, would either recognize a lease liability representing a performance obligation or derecognize its rights in the underlying asset and continue to recognize a residual asset representing its right to the leased asset at the end of the lease term. An effective date has not been stipulated for this proposed guidance.

  •
  Clarifications to Accounting for Troubled Debt Restructurings by Creditors:  This proposal provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording impairment and for disclosure of troubled debt restructurings. The proposed guidance is expected to be applicable for interim or annual periods ending after June 15, 2011.

  •
  Reconsideration of Effective Control for Repurchase Agreements:  The amendments in this proposed update would remove from the assessment of effective control of transferred assets the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee. The amendments would eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Other criteria applicable to the assessment of effective control would not be changed. The update will be effective as of the beginning of the first interim or annual period after issuance. The final update is expected to be issued in the first quarter of 2011.

        The Company has not completed its assessment of the impact of these proposed standards on its consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

        To date, stockholder's equity has been influenced primarily by earnings, and to a lesser extent, changes in the unrealized gains, net of taxes, on investment securities available for sale, changes in unrealized losses, net of taxes on cash flow hedges and the payment of dividends. Stockholder's equity increased $149.3 million, or 15.8%, from $945.0 million at inception, to $1.1 billion at December 31, 2009, due to the retention of earnings and increase in unrealized gains on available for sale investment securities. Stockholder's equity increased $159.2 million, or 14.6%, to $1.3 billion at December 31, 2010, primarily due to the retention of earnings.

        BankUnited must get approval by the OTS to pay dividends to its parent. Applications were filed with the OTS in August 2010 and November 2010 requesting approval to pay a quarterly dividend from BankUnited to BankUnited, Inc. Approval of the OTS was obtained via letters dated August 31, 2010 and December 3, 2010. A dividend was paid in October 2010 with another declared in December 2010.

        Pursuant to FDICIA, the OTS and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2010 and December 31, 2009, BankUnited had capital levels that exceeded the well-capitalized guidelines. In addition, a condition of approval of BankUnited's application for Federal Deposit Insurance requires BankUnited to maintain a tier 1 leverage ratio at no less than eight percent throughout the first three years of operation. To date, BankUnited has exceeded that requirement.

        Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios and reimbursements under the Shared Loss Agreements. If necessary, the Bank has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. The Company's ALCO policy has established several measures of liquidity, including liquid assets (defined as cash and cash equivalents, and pledgeable securities) to total assets. The Company's liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At December 31, 2010, the Company's liquid assets divided by total assets was 14.7%.

        As a holding company, BankUnited, Inc. is a corporation separate and apart from our subsidiary BankUnited, and therefore, provides for its own liquidity. BankUnited, Inc.'s main sources of funding include management fees and dividends paid by its subsidiaries, and access to capital markets. There are regulatory limitations that affect the ability of BankUnited to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our on-going short-term cash obligations.

        We expect that our cash and liquidity requirements will continue to be generated by operations, including reimbursements under the Loss Sharing Agreements, and we intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.

Interest Rate Sensitivity

        The principal component of the Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. The primary objective of the Company's asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed and approved by the Company's Board of Directors.

        Management believes that the simulation of net interest income in different interest rate environments provides the most meaningful measure of the Company's interest rate risk. Income simulation analysis is designed to capture not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

        The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a plus 100, plus 200, and plus 300 basis point change (with rates increasing 25 basis points per month until the applicable limit is reached) as well as a modified flat scenario incorporating a flattened yield curve. We did not simulate a decrease in interest rates at December 31, 2010 due to the extremely low rate environment.

        The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the plus 200 basis point scenario is within 10% of forecasted net interest income in the most likely rate scenario over the next twelve months and within 12% in the second year. At December 31, 2010, the impact on projected net interest income in a plus 200 basis point scenario is 1.8% in the first twelve months and 9.0% in the second year.

        These forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. In the event the model indicates an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps.

        Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the change in rates. Actual results may not be similar to the Company's projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to the Company's actions, if any, in response to the changing rates.

Off-Balance Sheet Arrangements

  Commitments

        We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of December 31, 2010 (dollars in thousands):

	Commitments
	Covered	Not Covered	Total
Commitments to fund loans	$—	$270,461	$270,461
Unfunded commitments under lines of credit	170,380	149,361	319,741
Commercial and standby letters of credit	1,153	11,060	12,213

Total	$171,533	$430,882	$602,415

  Derivative Financial Instruments

        Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets or other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2010, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at December 31, 2010 was $42.5 million.

Contractual Obligations

        The following table contains supplemental information regarding our outstanding contractual obligations as of December 31, 2010 (dollars in thousands) :

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations	$2,372,586	$67,470	$1,795,162	$509,954	$—
Operating lease obligations	65,247	10,916	19,791	12,103	22,437
Service contracts and purchase obligations	5,100	5,100	—	—	—
Certificates of deposits	3,267,916	2,471,423	461,609	334,884	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$5,710,849	$2,554,909	$2,276,562	$856,941	$22,437

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See the section entitled "Interest Rate Sensitivity" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
BankUnited, Inc. Consolidated Financial Statements for the Year ended December 31, 2010 and the Period from April 28, 2009 (date of inception) through December 31, 2009
Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-3
Consolidated Statements of Income for the year ended December 31, 2010 and the period from April 28, 2009 (date of inception) through December 31, 2009	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and the period from April 28, 2009 (date of inception) through December 31, 2009	F-5–F-6
Consolidated Statements of Stockholder's Equity and Comprehensive Income for the year ended December 31, 2010 and the period from April 28, 2009 (date of inception) through December 31, 2009	F-7
Notes to Consolidated Financial Statements	F-8

BankUnited, FSB and Subsidiaries (a wholly-owned subsidiary of BankUnited Financial Corporation)—Consolidated Financial Statements for the Period from October 1, 2008 through May 21, 2009, and the Fiscal Year Ended September 30, 2008

Report of Independent Registered Certified Public Accounting Firm	F-75
Consolidated Balance Sheet as of May 21, 2009	F-76
Consolidated Statements of Operations for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-77
Consolidated Statements of Cash Flows for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-78–F-79
Consolidated Statements of Stockholder's Equity (Deficit) for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-80
Consolidated Statements of Other Comprehensive Income (Loss) for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-81
Notes to Consolidated Financial Statements	F-82

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
BankUnited, Inc.:

        We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder's equity and comprehensive income, and cash flows for the year ended December 31, 2010 and for the period from April 28, 2009 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankUnited, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period from April 28, 2009 (date of inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Miami, Florida
March 31, 2011
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks:
Non-interest bearing	$44,860	$57,788
Interest bearing	12,523	2,805
Due from Federal Reserve Bank	502,828	290,192
Federal funds sold	4,563	5,430

Cash and cash equivalents	564,774	356,215
Investment securities available for sale, at fair value (including covered securities of $263,568 and $275,726)	2,926,602	2,243,143
Federal Home Loan Bank stock	217,408	243,334
Loans held for sale	2,659	—
Loans (including covered loans of $3,396,047 and $4,486,878)	3,934,217	4,611,519
Allowance for loan losses	(58,360)	(22,621)

Loans, net	3,875,857	4,588,898
FDIC indemnification asset	2,667,401	3,279,165
Bank owned life insurance	207,061	132,330
Other real estate owned, covered by loss sharing agreements	206,680	120,110
Deferred tax asset, net	—	22,533
Income tax receivable	10,862	—
Goodwill and other intangible assets	69,011	60,981
Other assets	121,245	83,252

Total assets	$10,869,560	$11,129,961

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$494,499	$332,941
Interest bearing	349,985	222,052
Savings and money market	3,134,884	2,592,642
Time	3,184,360	4,519,140

Total deposits	7,163,728	7,666,775
Securities sold under agreements to repurchase	492	2,972
Federal Home Loan Bank advances	2,255,200	2,079,051
Due to FDIC	—	114,006
Income taxes payable	—	82,701
Deferred tax liability, net	4,618	—
Advance payments by borrowers for taxes and insurance	22,563	31,237
Other liabilities	169,451	58,959

Total liabilities	9,616,052	10,035,701
Commitments and contingencies
Stockholder's equity:
Common Stock, par value $0.01 per share 110,000,000 shares authorized; 92,971,850 and 92,767,310 shares issued and outstanding	930	928
Paid-in capital	950,831	947,032
Retained earnings	269,781	119,046
Accumulated other comprehensive income	31,966	27,254

Total stockholder's equity	1,253,508	1,094,260

Total liabilities and stockholder's equity	$10,869,560	$11,129,961

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In thousands, except per share data)

(In thousands, except per share data)

	Year Ended December 31, 2010	Period from April 28, 2009 Through December 31, 2009
Interest income:
Interest and fees on loans	$431,468	$287,460
Interest and dividends on investment securities available for sale	124,262	45,142
Other	1,958	2,922

Total interest income	557,688	335,524

Interest expense:
Interest on deposits	108,344	57,829
Interest on borrowings	59,856	26,027

Total interest expense	168,200	83,856

Net interest income before provision for loan losses	389,488	251,668
Provision for loan losses	51,407	22,621

Net interest income after provision for loan losses	338,081	229,047

Non-interest income:
Accretion of discount on FDIC indemnification asset	134,703	149,544
Income from resolution of covered assets, net	121,462	120,954
Net gain (loss) on indemnification asset resulting from net recoveries	17,736	(21,761)
FDIC reimbursement of costs of resolution of covered assets	29,762	8,095
Service charges	10,567	6,763
Loss on sale of loans, net	(76,310)	(47,078)
Net loss on sale or exchange of investment securities available for sale	(998)	(337)
Mortgage insurance income	18,441	1,338
Settlement with the FDIC	24,055	—
Gain on extinguishment of debt	—	31,303
Other non-interest income	18,361	4,815

Total non-interest income	297,779	253,636

Non-interest expense:
Employee compensation and benefits	144,486	62,648
Occupancy and equipment	28,692	20,121
Impairment of other real estate owned	16,131	21,055
Foreclosure expense	30,669	18,042
Other real estate owned related expense	21,177	8,384
Change in value of FDIC warrant	21,832	1,704
Deposit insurance expense	13,899	11,850
Professional fees	14,677	14,854
Telecommunications and data processing	12,321	6,440
Other non-interest expense	19,436	8,920
Loss on FDIC receivable	—	69,444
Acquisition related costs	—	39,800

Total non-interest expense	323,320	283,262

Income before income taxes	312,540	199,421
Provision for income taxes	127,805	80,375

Net income	$184,735	$119,046

Earnings per common share, basic and diluted	$1.99	$1.29

Weighted average number of common shares outstanding	92,950,735	92,664,910

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31, 2010	Period from April 28, 2009 Through December 31, 2009
Cash flows from operating activities:
Net income	$184,735	$119,046
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(443,012)	(378,533)
Amortization of fees, discounts and premiums, net	(31,611)	(19,107)
Provision for loan losses	51,407	22,621
Accretion of discount on FDIC indemnification asset	(134,703)	(149,544)
Income from resolution of covered assets	(121,462)	(120,954)
Net (gain) loss on indemnification asset resulting from net recoveries	(17,736)	21,761
Net loss on sale of loans	76,310	47,078
Settlement with the FDIC	(24,055)	—
Increase in cash surrender value of bank owned life insurance	(5,259)	(3,219)
Loss on sale or exchange of investment securities available for sale	998	337
Income from life insurance proceeds	(544)	—
Loss on sale of other real estate owned	2,174	807
Loss on disposal of premises and equipment	316	—
Stock-based compensation	1,301	210
Change in fair value of equity instruments classified as liabilities	58,002	10,497
Depreciation and amortization	3,399	1,201
Impairment of other real estate owned	16,131	21,055
Deferred income taxes	24,088	(2,325)
Gain on extinguishment of debt	—	(31,303)
Loss on FDIC receivable	—	69,444
Proceeds from sale of loans held for sale	3,849	—
Loans originated for sale, net of repayments	(6,459)	—
Other:
Increase in other assets	(3,523)	(20,675)
(Decrease) increase in other liabilities	(82,087)	67,111

Net cash used in operating activities	(447,741)	(344,492)

Cash flows from investing activities:
Net cash (paid) acquired in business combinations	(50,489)	1,160,321
Cash received from FDIC related to business combination	—	2,274,206
Decrease in due to FDIC	(89,951)	(9,447)
Purchase of investment securities available for sale	(1,496,002)	(1,824,870)
Proceeds from repayments of investment securities available for sale	655,517	177,074
Proceeds from sale of investment securities available for sale	222,014	9,271
Maturities and calls of investment securities available for sale	10,250	—
Purchases of loans	(74,970)	(37,082)
Loan repayments and resolutions, net of originations	762,085	563,016
Proceeds from sale of loans, net	67,166	79,635
Proceeds from redemption of FHLB stock	25,926	—
Decrease in FDIC indemnification asset for claims filed	764,203	291,508
Purchase of bank owned life insurance	(150,000)	—
Bank owned life insurance proceeds	60,226	—
Purchase of office properties and equipment, net	(27,856)	(4,890)
Proceeds from sale of other real estate owned	287,358	176,601

Net cash provided by investing activities	965,477	2,855,343

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31, 2010	Period from April 28, 2009 Through December 31, 2009
Cash flows from financing activities:
Net decrease in deposits	(481,696)	(587,811)
Additions to Federal Home Loan Bank advances	605,000	300,000
Repayments of Federal Home Loan Bank advances	(405,000)	(2,795,112)
(Decrease) increase in securities sold under agreements to repurchase	(2,480)	1,662
Decrease in advances from borrowers for taxes and insurance	(7,501)	(21,125)
Capital contributions	2,500	947,750
Dividends paid	(20,000)	—

Net cash used in financing activities	(309,177)	(2,154,636)

Net increase in cash and cash equivalents	208,559	356,215
Cash and cash equivalents, beginning of period	356,215	—

Cash and cash equivalents, end of period	$564,774	$356,215

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$217,947	$227,421

Income taxes paid	$197,224	$—

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$401,763	$115,192

Dividends declared	$14,000	$—

Restructuring of Federal Home Loan Bank Advances	$—	$505,000

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

(Dollars In thousands)

	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder's equity
Balance at April 28, 2009 (date of inception)	$—	$—	$—	$—	$—
Initial capital contribution	925	924,075	—	—	925,000
Additional capital contribution	3	22,747	—	—	22,750
Comprehensive income:
Net income	—	—	119,046	—	119,046
Other comprehensive income:
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $17,870	—	—	—	28,546	28,546
Unrealized losses on cash flow hedges, net of tax benefit of $809	—	—	—	(1,292)	(1,292)

Total comprehensive income					146,300
Stock based compensation	—	210	—	—	210

Balance at December 31, 2009	928	947,032	119,046	27,254	1,094,260
Comprehensive income:
Net income	—	—	184,735	—	184,735
Other comprehensive income:
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $16,791	—	—	—	26,738	26,738
Reclassification adjustment for:
Realized losses on investment securities available for sale, net of tax benefit of $385	—	—	—	613	613
Unrealized losses on cash flow
hedges, net of tax benefit of $14,218	—	—	—	(22,639)	(22,639)

Total comprehensive income					189,447
Capital contribution	2	2,498	—	—	2,500
Dividends ($0.37 per share)	—	—	(34,000)	—	(34,000)
Stock based compensation	—	1,301	—	—	1,301

Balance at December 31, 2010	$930	$950,831	$269,781	$31,966	$1,253,508

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1 Summary of Significant Accounting Policies

        BankUnited, Inc. was organized on April 28, 2009 as the holding company for BankUnited ("BankUnited" or the "Bank") a federally-chartered, federally-insured savings association headquartered in Miami Lakes, Florida. On May 21, 2009, BankUnited was granted a savings association charter and the newly formed bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation ("FDIC"), a transaction referred to as the "Acquisition". Business operations commenced on May 22, 2009. BankUnited, Inc.'s wholly-owned subsidiaries include BankUnited and BankUnited Investment Services, Inc., collectively the "Company". BankUnited provides a full range of banking and related services to individual and corporate customers through 81 branch offices located in 13 Florida counties. At December 31, 2010, BankUnited, Inc. was a wholly-owned subsidiary of BU Financial Holdings LLC ("BUFH"), formed on April 27, 2009 as a limited liability company under the laws of the State of Delaware. As further described in Note 21, "Subsequent Events", BUFH was liquidated in January, 2011 in conjunction with an initial public offering ("IPO") of outstanding common stock of BankUnited, Inc.

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing practices in the banking industry.

        The Company has a single reportable segment, community banking.

  Accounting Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities. Management has made significant estimates in certain areas including the allowance for loan losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the valuation of other real estate owned, the valuation of Profits Interest Units and the warrant issued to the FDIC, the valuation of deferred tax assets, the evaluation of investment securities for other-than-temporary impairment, the evaluation of goodwill for impairment and the fair values of financial instruments. Management has used information provided by third parties to assist in the determination of estimates of the fair values of investment securities, other real estate owned, stock options, Profits Interest Units and the warrant issued to the FDIC.

        Significant estimates were also made in the determination of the fair values of assets acquired and liabilities assumed in the BankUnited FSB acquisition, including loans acquired with evidence of deterioration in credit quality since origination, the FDIC indemnification asset, goodwill and other intangible assets. Actual results could differ from these estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

  Principles of Consolidation

        The consolidated financial statements include the accounts of BankUnited, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

  Fair Value Measurements

        Certain of the Company's assets and liabilities are reflected in the financial statements at fair value on either a recurring or non-recurring basis. Securities available for sale, derivative instruments and certain equity awards are measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis may include collateral dependent impaired loans, other real estate owned, loans held for sale, goodwill and other intangible assets. These nonrecurring fair value measurements typically involve acquisition accounting, the application of lower-of-cost-or-market accounting or the measurement of impairment of certain assets.

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a hierarchy that prioritizes inputs used to determine fair value measurements into three levels based on the observability and transparency of the inputs:

        Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities; estimated fair values of U.S. Treasury securities and certain preferred stock and mutual fund investments are generally based on level 1 inputs.

        Level 2—Observable inputs other than Level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data; estimated fair values of U. S. Government agency securities, certain non-mortgage asset backed securities, certain preferred stocks, state and municipal obligations and most derivatives are generally based on level 2 inputs.

        Level 3—Unobservable inputs supported by little or no market activity or data and inputs requiring significant management judgment or estimation; estimated fair values of private label mortgage-backed securities and certain non-mortgage asset backed securities are generally based on level 3 inputs. Valuation techniques utilizing level 3 inputs include option pricing models, discounted cash flow models and similar techniques.

        The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs in estimating fair value. Unobservable inputs are utilized in determining fair value measurements only to the extent that observable inputs are unavailable. The need to use unobservable inputs generally results from a lack of market liquidity and diminished observability of actual trades or assumptions that would otherwise be available to value a particular asset or liability.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash and due from banks, both interest bearing and non-interest bearing, amounts on deposit at the Federal Reserve Bank and federal funds sold. Cash equivalents have original maturities of three months or less.

        The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its net transaction accounts. As of December 31, 2010, cash reserves maintained by the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

Bank at the Federal Reserve Bank for this purpose exceeded this requirement. At December 31, 2010, $10.3 million in interest bearing deposits were pledged as collateral for interest rate swaps.

  Investment Securities Available for Sale

        Debt securities that the Company may not have the intent or ability to hold to maturity and marketable equity securities are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholder's equity. Securities classified as available for sale may be used as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities using the level yield method. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.

        The Company reviews securities available for sale for impairment on a quarterly basis or more frequently if events and circumstances indicate that a potential impairment may have occurred. An investment security is impaired if its fair value is lower than its amortized cost basis. The Company considers many factors in determining whether a decline in fair value below amortized cost represents other-than-temporary impairment ("OTTI"), including, but not limited to, the Company's intent to hold the security until maturity or for a period of time sufficient for a recovery in value, whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the length of time and extent to which fair value has been less than amortized cost, adverse changes in expected cash flows, collateral values and levels of subordination or over-collateralization, collateral performance, changes in the economic or regulatory environment, the general market condition of the geographic area or industry of the issuer and other issuer specific factors such as the issuer's financial condition and performance, compliance with statutory capital requirements or debt covenants, business prospects and credit rating. The Company recognizes OTTI of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. The amount by which amortized cost exceeds the fair value of a debt security that is considered to be other-than-temporarily impaired is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive income. The measurement of the credit loss component is equal to the difference between the debt security's amortized cost basis and the present value of its expected future cash flows discounted at the security's effective yield. If the Company intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. The evaluation of OTTI of marketable equity securities focuses on whether evidence supports recovery of the unrealized loss within a timeframe consistent with temporary impairment.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

  Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank of Atlanta ("FHLB") system, is required to maintain an investment in the stock of the FHLB. No market exists for this stock, and the Bank's investment can be liquidated only through redemption by the FHLB, at the discretion of and subject to conditions imposed by the FHLB. The stock has no readily determinable market value and is carried at cost. Historically, FHLB stock redemptions have been at par value, which equals the Company's carrying value. The Company monitors its investment in FHLB stock for impairment through review of recent financial results of the FHLB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. During the year ended December 31, 2010 and the period ended December 31, 2009, the Company did not identify any indicators of impairment of FHLB stock.

  Loans Held for Sale

        Loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value, determined in the aggregate. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.

        As a result of changes in events and circumstances or developments regarding management's view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be designated as held for sale. These loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.

  Loans

        The Company's loan portfolio consists of one-to-four single family residential first mortgages, home equity loans and lines of credit, multi-family, commercial real estate, construction, land, commercial and consumer loans. A significant portion of the Company's loan portfolio consists of loans acquired on May 21, 2009 from the FDIC. These loans are covered under BankUnited's loss sharing agreements with the FDIC (the "covered loans"). The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans are those originated or purchased since the Acquisition. Covered loans are further segregated between those acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired or "ACI" loans) and those acquired without evidence of deterioration in credit quality since origination ("non-ACI" loans).

  Covered ACI Loans

        ACI loans are those for which, at acquisition, management determined it probable that the Company would be unable to collect all contractual payments due. These loans were recorded at estimated fair value at the time of acquisition, measured as the present value of all cash flows expected to be received, including estimated prepayments, discounted at an appropriately risk-weighted discount rate.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

        The difference between total contractually required payments on ACI loans and the cash flows expected to be received is recorded as non-accretable difference. The excess of all cash flows expected to be received over the Company's recorded investment in the loans is recorded as accretable yield and is recognized as interest income on a level-yield basis over the expected life of the loans.

        The Company aggregated ACI one-to-four single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics into homogenous pools at acquisition, and uses a composite interest rate and composite expectations of future cash flows in accounting for each pool. Loans were aggregated into pools based on delinquency status; product type, in particular, amortizing as opposed to option ARM products; loan-to-value ratio; and borrower FICO score. Loans that do not have similar risk characteristics, primarily commercial and commercial real estate loans, are accounted for on an individual loan basis based on interest rates and expectations of cash flows for each loan.

        The Company is required to develop reasonable expectations about the timing and amount of cash flows to be collected related to ACI loans and to continue to update estimates of cash flows expected to be collected over the lives of the loans. ACI loans are reviewed quarterly to determine whether any significant changes have occurred in expected cash flows. If it is probable that the Company will be unable to collect all the cash flows expected from a loan or pool at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, the loan or pool is considered impaired and a valuation allowance is established by a charge to the provision for loan losses. If, based on current information, there is a significant increase in cash flows expected to be collected with respect to a loan or pool or if actual cash flows significantly exceed cash flows previously expected, the Company first reduces any valuation allowance previously established by the increase in the present value of cash flows expected to be collected, then recalculates the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are transferred from non-accretable discount to accretable yield and the amount of periodic accretion is adjusted accordingly over the remaining life of the loan or pool.

        The Company may resolve an ACI loan either through a sale of the loan, by working with the customer and obtaining partial or full pre-payment, by short sale of the collateral, or by foreclosure. In the event of a sale of the loan, the Company recognizes a gain or loss on sale based on the difference between the sales proceeds and the carrying value of the loan. For loans resolved through agreed pre-payments or short sale of the collateral, the Company recognizes the difference between the amount of the payment received and the carrying amount of the loan in the income statement line item "Income from resolution of covered assets, net". For loans resolved through foreclosure, the difference between the fair value of the underlying collateral less cost to sell and the carrying amount of the loan is recognized in the income statement line item "Income from resolution of covered assets, net". The accretable discount related to loans resolved that are not accounted for in pools is recognized in earnings immediately as interest income.

  Covered non-ACI Loans

        Loans acquired without evidence of deterioration in credit quality since origination were initially recorded at estimated fair value on the acquisition date and are subsequently carried at the principal

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

amount outstanding, adjusted for unamortized acquisition date fair value adjustments and the allowance for loan losses. Interest income is accrued based on the unpaid principal balance and acquisition date fair value adjustments are amortized using the level-yield method over the expected lives of the related loans. Non-ACI one-to-four single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics were aggregated into pools for accounting purposes at acquisition. Loans that do not have similar risk characteristics, primarily commercial and commercial real estate loans, are accounted for on an individual loan basis.

  Non-covered loans

        Loans originated or purchased by the Company subsequent to the Acquisition, or "non-covered loans", are carried at the principal amount outstanding, net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the allowance for loan losses.

        Interest income on non-covered loans is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as premiums and discounts, are deferred and recognized as an adjustment to yield over the expected lives of the related loans using the level yield method.

  Nonaccrual Loans

        Non-ACI loans and non-covered loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Subsequent payments of interest are recognized as income on a cash basis, or if collection of principal is doubtful, they are applied to principal on a cost recovery basis. Residential mortgage loans, home equity loans and lines of credit and consumer loans are returned to accrual status and interest accrued at the date the loan was placed on non-accrual status along with interest foregone during the non-accrual period are recorded as interest income when the loan is no longer delinquent in excess of 90 days. Commercial and commercial real estate loans are returned to accrual status only after all past due principal and interest have been collected. Past due status of loans is determined based on the contractual next payment due date.

        Contractually delinquent ACI loans are not classified as non-accrual as long as discount continues to be accreted on these loans.

  Impaired Loans

        An ACI pool or loan is considered to be impaired when it is probable that the Company will be unable to collect all the cash flows expected at acquisition, plus additional cash flows expected to be collected arising from changes in estimates after acquisition. One-to-four single family residential and home equity ACI loans accounted for in pools are evaluated collectively for impairment on a pool by pool basis based on expected pool cash flows. Commercial and commercial real estate ACI loans are individually evaluated for impairment based on expected cash flows from the individual loans. Discount continues to be accreted on ACI loans or pools as long as there are expected future cash flows in excess of the current carrying amount of the loan or pool.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

        Non-ACI and non-covered loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial and commercial real estate relationships with internal risk ratings of substandard or doubtful or on non-accrual status and with committed balances greater than or equal to $1,000,000 are individually evaluated for impairment. Loans with well defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and the probability of collecting expected or scheduled principal and interest payments when due. Generally, non-ACI and non-covered loans identified as impaired have been placed on non-accrual status.

        In certain situations due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ACI loans accounted for in pools, the related loan is classified as a troubled-debt restructuring ("TDR") and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral. Troubled-debt restructured loans are placed on non-accrual status at the time of the modifications unless the borrower has no history of missed payments for six months prior to the restructuring. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectible, the loans are returned to accrual status. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. All of the Company's TDRs are covered loans.

  Allowance for Loan Losses

        The allowance for loan losses ("ALL") represents the amount considered adequate by management to absorb probable losses inherent in the loan portfolio at the balance sheet date. The ALL relates to (i) loans originated or purchased since the Acquisition, or non-covered loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the Acquisition and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration since the Acquisition. The ALL consists of both specific and general components. The ALL is established as losses are estimated to have occurred through a provision charged to earnings. Individual loans are charged off against the ALL when management determines them to be uncollectible. Residential real estate loans and secured consumer loans are typically charged off when they become 120 to 180 days past due. Unsecured consumer loans are generally charged off when they become 90 days past due. Home equity loans and lines of credit are fully reserved for when they are 120 days past due and are generally charged off at or before reaching 270 days delinquency. Subsequent recoveries are credited to the ALL.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

  ACI Loans

        For ACI loans, a specific valuation allowance related to a loan or pool is established when quarterly evaluations of expected cash flows indicate it is probable that the Company will be unable to collect all of the cash flows expected at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. Alternatively, an improvement in the expected cash flows related to ACI loans results in a reduction of any previously established specific allowance with a corresponding credit to the provision.

        Expected cash flows are estimated on a pool basis for ACI one-to-four single family residential and home equity loans accounted for in pools. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rates, default rates, delinquency levels and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability and loss severity given default also incorporate updated loan-to-value ("LTV") ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant Metropolitan Statistical Area ("MSA"). Costs and fees represent an additional component of loss on default, and are projected using the "Making Home Affordable" cost factors provided by the Federal government.

        The primary assumptions underlying estimates of expected cash flows for commercial, commercial real estate and other ACI loans are default probability and severity of loss given default. For commercial and commercial real estate relationships with committed balances greater than or equal to $1,000,000, updated cash flow assumptions are based primarily on net realizable value analyses prepared at the individual loan level. These analyses incorporate information about loan performance, collateral values, the financial condition of the borrower and other available information that may impact sources of repayment. Updated assumptions for smaller balance commercial and commercial real estate loans are based on a combination of internal risk ratings, the Company's own historical delinquency data and industry level delinquency data. Cash flow estimates for consumer loans are based primarily on regularly updated historical performance information.

  Non-ACI and Non-covered Loans

        Non-ACI one-to-four single family residential mortgages and home equity loans and lines of credit are grouped into homogenous pools based on loan type for purposes of determining the amount of the ALL. Calculated loss frequency and severity percentages are applied to the dollar value of loans in each pool to calculate the ALL. Based on an analysis of historical portfolio performance, OREO and short sale data and other internal and external factors, management has determined that the change in LTV is the leading predictive indicator of loan performance. LTV ratios are updated quarterly at the loan level using Case-Shiller Home Price Indices for the relevant MSA. Home price index data used in updating LTV's is that for the preceding calendar quarter, the most recent data available. The loans in each pool are further disaggregated based on LTV ratios for purposes of calculating loss frequency and severity. Frequency is calculated using a four month roll to loss percentage. Loss severity given default is estimated based on internal data about short sales and OREO sales for the most recent quarter.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

        The non-covered residential and home equity portfolio segments have not developed an observable loss trend and delinquencies in these portfolio segments have been nominal to date. Home equity loans in the non-covered portfolio are first liens with maximum LTV ratios of 70%; therefore, the risk characteristics of these loans are considered similar to those of the one-to-four family single family residential loans. Due to several factors, there is a lack of similarity between the risk characteristics of non-covered loans and covered loans in the residential and home equity portfolios. Those factors include elimination of wholesale origination channels, elimination of Alt-A and no document loans, enhancements to real estate appraisal policies, elimination of Option ARM loans and tightening of underwriting policies. Therefore, management does not believe it is appropriate to use the historical performance of the covered loans as a basis for calculating the ALL applicable to the non-covered loans. The ALL for non-covered residential and home equity loans is based on management's internal assessment of the risk of default. That judgment is influenced by a variety of factors with the most significant being loan performance and LTV ratios.

        The ALL calculation provides a 100% reserve for home equity loans and lines of credit and consumer loans that are more than 120 days delinquent.

        The non-covered and non-ACI commercial and commercial real estate loan portfolios have limited delinquency history and have not yet exhibited an observable loss trend. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans not individually determined to be impaired are grouped based on common risk characteristics. The ALL for these portfolio segments is based primarily on the Bank's internal credit risk rating system and the OTS "Thrift Industry Charge-Off Rates by Asset Type, annualized Net Charge-Off Rates—Twelve Quarter Average" for the southeast region (the "OTS Charge-Off Rates").

        The ALL for lease receivables is based on historical loss experience.

        Qualitative adjustments may be made to the ALL when, based on management's judgment and experience, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Those factors may include levels of and trends in delinquencies and impaired loans; levels of and trends in recoveries and charge-offs; trends in volume, type and term of loans; changes in lending policies and procedures; experience, ability and depth of lending management and staff; credit concentrations; national, regional and local economic trends and conditions; housing and banking industry conditions and trends; emerging trends for particular loan types and pools; and strategic initiatives of the Company that may impact loan performance.

  FDIC Indemnification Asset

        The FDIC indemnification asset was initially recognized at the time of the Acquisition and represents the present value of estimated future payments to be received from the FDIC under the terms of BankUnited's loss sharing agreements with the FDIC.

        The FDIC indemnification asset was initially recorded at fair value, measured as the present value of the estimated cash payments expected from the FDIC for probable losses on covered assets, past

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

due interest and reimbursement of certain expenses related to the covered assets. Covered assets consist of loans, other real estate owned and certain investment securities acquired from the FDIC. The FDIC indemnification asset is measured separately from the related covered assets. It is not contractually embedded in the covered assets and it is not transferrable with the covered assets should the Company choose to dispose of them. The discount rate used to estimate the initial fair value of the FDIC indemnification asset was determined using a risk-free yield curve adjusted for a premium reflecting the uncertainty related to the collection, amount and timing of the cash flows as well as illiquidity of the asset.

        The discount resulting from recording the FDIC indemnification asset at present value is accreted to non-interest income using the effective interest method over the period during which cash flows from the FDIC are expected to be collected. Increases in expected cash flows from covered assets result in decreases in cash flows expected to be collected from the FDIC. These decreases in expected cash flows from the FDIC are generally recognized prospectively through an adjustment of the rate of accretion on the FDIC indemnification asset, consistent with the approach taken to recognize increases in expected cash flows on the covered assets. Impairment of expected cash flows from covered assets results in an increase in cash flows expected to be collected from the FDIC. These increased expected cash flows from the FDIC are recognized as increases in the FDIC indemnification asset and as non-interest income in the same period that the impairment of the covered assets is recognized in earnings.

        Gains and losses from resolution of ACI loans are included in the income statement line item "Income from resolution of covered assets, net", representing the difference between the projected losses from ACI loans and payment actually received in satisfaction of such loans that were resolved, either by payment in full, foreclosure, short sale or, for the non-residential portfolio, charge-offs as well as losses from permanent modifications of ACI loans accounted for in pools during the period. When the Company recognizes gains or losses related to the resolution of covered assets in earnings, corresponding changes in the estimated amount recoverable from the FDIC under the loss sharing agreements are reflected in the consolidated financial statements as increases or decreases in the FDIC indemnification asset and in the income statement line item "Net gain (loss) on indemnification asset resulting from net recoveries".

        The ultimate realization of the FDIC indemnification asset is dependent upon the performance of the underlying covered assets and payment of claims by the FDIC.

  Bank Owned Life Insurance

        Bank owned life insurance is carried at the amount that could be realized under the contract at the balance sheet date, which is typically cash surrender value. Changes in cash surrender value are recorded in non-interest income.

  Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the estimated fair value of the collateral less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, periodic valuations are performed and the assets are carried

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

at the lower of the carrying amount at the date of foreclosure or estimated fair value less cost to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining foreclosed properties are expensed as incurred.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount of goodwill over its implied fair value. Management has used third party valuation specialists to estimate the fair value of the reporting unit using a discounted cash flow valuation technique. For 2010 and 2009, the estimated fair value of the reporting unit at the impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.

        Intangible assets with determinable lives include core deposit intangible assets, other customer relationship intangible assets and covenants not to compete and are amortized on a straight-line basis over their estimated useful lives. Intangible assets with determinable lives are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

  Premises and Equipment

        Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. The estimated useful life for branch buildings is 30 years, for furniture, fixtures and equipment is 5-7 years, and for computer equipment is 3 years. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized. External direct costs of materials and services associated with developing or obtaining and implementing internal use computer software are capitalized and amortized over the estimated useful lives of the software, which range from 3 to 5 years.

  Income Taxes

        The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

assets and liabilities using enacted tax rates in effect for periods in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, prior and projected future taxable income and tax planning strategies.

        The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the related tax positions will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax positions. An uncertain tax position is a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law. The Company measures tax benefits related to uncertain tax positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. If the initial assessment fails to result in recognition of a tax benefit, the Company subsequently recognizes a tax benefit if (i) there are changes in tax law or case law that raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an examination resulting in a settlement of that tax year or position with the appropriate agency. The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes. Accrued interest and penalties are included in other liabilities.

        The Company, inclusive of its subsidiaries other than BU REIT, Inc., an indirect wholly-owned subsidiary of BankUnited, files a consolidated federal corporate income tax return, as well as combined state corporate income tax returns where applicable. BU REIT, Inc. files a separate federal income tax return.

  Stock-Based Compensation

        The Company may periodically grant nonqualified stock options or unvested shares of common stock to key employees. Nonqualified stock options are granted at an exercise price at or above the estimated fair market value of the underlying stock on the date of the grant.

        Compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of unvested shares is based on the market price of the Company's common stock at the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. This model requires assumptions as to expected volatility, expected term, dividend yield, and risk free interest rates. Since the Company's common stock has not historically traded on an exchange, expected volatility is measured based on the volatility of the common stock of peer companies. The expected term represents the period of time that options are expected to be outstanding from the grant date and is based on the contractual term of the options and employees' anticipated exercise behavior. The risk free interest rate is based on the U.S. Treasury constant maturity rate corresponding to the expected term of the options at the date of grant. The expected dividend yield is determined based on historical dividend rates and dividends expected to be declared in the foreseeable future.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

  Profits Interest Units of BUFH

        BUFH has a class of authorized non-voting membership interests identified as Profits Interest Units ("PIUs"). PIUs were issued by BUFH to management members of the Company who own common units of BUFH and entitle the holders to share in distributions from BUFH after investors in BUFH receive certain returns on their investment. PIUs consist of both time-based awards, which vest based on fulfillment of a service condition and IRR-based awards, which vest upon the earlier of (i) common unit holders of BUFH having received a specified return on their original investment or (ii) the completion of an initial public offering of the Company's stock ("IPO") or a change in control liquidity event, as defined. Compensation expense related to PIUs is based on the fair value of the underlying units and is reflected in earnings of the Company. Based on their settlement provisions, the PIUs have been classified as liabilities, and are adjusted to estimated fair value at each financial statement date. Fair value is estimated using a Black-Scholes option pricing model. Compensation expense related to time-based PIUs is recognized over the requisite service period on a straight-line basis. Compensation expense related to IRR-based PIUs is recognized upon vesting, which is contingent on the satisfaction of performance conditions.

        As further described in Note 21, Subsequent Events, and Note 14, Equity Based Compensation and Other Benefit Plans, the Company completed an IPO in January, 2011, resulting in vesting of the IRR-based PIUs, the liquidation of BUFH, and the exchange of outstanding PIUs for a combination of non-qualified stock options and common shares in the Company.

  Warrant to the FDIC

        In conjunction with the Acquisition, the Company issued a warrant to the FDIC. Based on its settlement provisions, the warrant was classified as a liability and is recorded at the greater of fair value or guaranteed minimum value, with changes in value reflected in earnings. As further described in Note 21, Subsequent Events, the warrant was settled for cash in February, 2011.

  Derivative Financial Instruments and Hedging Activities

        A derivative is a financial instrument that derives its cash flows and therefore, its value, by reference to an underlying instrument, index or referenced interest rate. Derivatives are recognized as assets and liabilities in the consolidated balance sheets and measured at fair value.

  Interest rate swap agreements

        Interest rate swaps are contracts in which a series of interest cash flows are exchanged over a prescribed period. Interest rate swaps are used as a risk management tool to hedge the Company's exposure to changes in interest rates. The effective portion of the gain or loss on an interest rate swap designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. The gain or loss on an interest rate swap designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

        Hedge effectiveness may be assessed using (i) statistical regression analysis, and (ii) comparison of the critical terms of the hedged item and the hedging derivative or (iii) the hypothetical derivative method. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly.

        The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because a derivative no longer qualifies as an effective hedge, any subsequent changes in fair value are recognized in earnings.

        Changes in the fair value of interest rate swaps not designated as, or not qualifying as, hedging instruments are recognized currently in earnings.

        Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows from the hedged items.

  Derivative loan commitments

        Loan commitments that relate to the origination of mortgage loans to be held for sale upon funding are recognized in the consolidated balance sheet at fair value with changes in fair value reflected in earnings. The measurement of fair value incorporates assumptions about the probability that a commitment will ultimately be funded, based on the Company's historical experience.

  Forward loan sale commitments

        Mandatory delivery forward loan sale commitments are derivative instruments that are accounted for at fair value with changes in fair value reflected in earnings.

  Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. A gain or loss is recognized in earnings upon completion of the sale based on the difference between the sales proceeds and the carrying value of the assets. Control over the transferred assets is deemed to have been surrendered when: (i) the assets have been legally isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

  Advertising Costs

        Advertising costs are expensed as incurred.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

  Earnings per Share

        Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the effect of potentially dilutive securities or other contracts to issue common shares ("common stock equivalents"), as well as any adjustment to income that would result from the assumed issuance. Common stock equivalents are excluded from the computation of earnings per common share in periods in which the effect is anti-dilutive. Contingently issuable shares, such as shares that the Company may be obligated to issue pursuant to BUFH's PIUs and the FDIC warrant, are included in the calculation of earnings per share when the conditions necessary to issuance of the shares have been satisfied. Those conditions had not been satisfied as of December 31, 2010. There were 981,710 and 384,690 outstanding stock options at December 31, 2010 and 2009, respectively that were not included in the calculation of diluted earnings per common share because to do so would have been anti-dilutive.

  Reclassifications

        Certain amounts presented for the prior period have been reclassified to conform to the current period presentation.

  Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance modifying the accounting for transfers and servicing of financial assets and removing the concept of a Qualifying Special Purpose Entity. This guidance was effective for transfers of financial assets occurring after December 31, 2009 and was adopted by the Company as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In June 2009, the FASB issued guidance impacting the determination of whether an entity is a variable interest entity ("VIE") and identification of the primary beneficiary of a VIE. The objective of this guidance was to improve financial reporting by enterprises involved with VIE's. This guidance was adopted by the Company as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In January 2010, the FASB issued new guidance to improve disclosures about fair value measurements. Disclosure requirements were enhanced to require additional information regarding transfers to and from Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, and a gross presentation of activity within the rollforward of Level 3 fair value measurements. The guidance clarifies existing disclosure requirements as to the level of disaggregation of classes of assets and liabilities. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 rollforward are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In March 2010, the FASB issued new guidance clarifying that a modification of a loan that is part of a pool of loans acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance was effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In July 2010, the FASB issued new guidance requiring expanded disclosures about the credit quality of financing receivables and the allowance for loan losses. Disclosures must be disaggregated by portfolio segment and class and include, among other things, a rollforward of the allowance for loan losses, credit quality indicators, expanded information about past due and impaired loans and the related allowance, an aging of past due loans, and information about troubled debt restructurings. The required disclosures of information as of the end of a reporting period were effective for the Company in its annual financial statements for the year ending December 31, 2010. Required disclosures about activity that occurs during a reporting period will be effective for the Company in the quarter ending March 31, 2011. In January, 2011, the FASB deferred the effective date of the guidance related to disclosures about troubled debt restructurings. This guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The new guidance impacts financial statement disclosures but will not have an effect on the Company's consolidated financial condition, results of operations or cash flows.

        In December 2010, the FASB issued guidance requiring that Step 2 of the goodwill impairment test be performed for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial condition, results of operations or cash flows.

        In 2010, the FASB published the following proposed accounting standards updates that, if adopted in their proposed form, could potentially have a significant impact on the Company's financial position, results of operations or cash flows:

  •
  Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities: Under this proposal, most financial instruments would be measured at fair value. Changes in fair value of financial instruments for which the entity's strategy is to hold for collection or payment of contractual cash flows would generally be recognized in other comprehensive income. Changes in fair value of financial instruments for which an entity's strategy is trading, equity securities, and financial instruments that can be contractually prepaid in such a way that the holder would not recover substantially all of its investment would be reflected in earnings. Many financial liabilities of financial institutions would also be measured at fair value. The guidance would require presentation of information about both fair value and amortized cost for many financial instruments. The proposed guidance would also remove the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 1 Summary of Significant Accounting Policies (Continued)

    "probable" threshold for recognition of impairments on loans and provide a common approach to providing for credit losses on loans and debt instruments. Highly complex, quantitative hedging requirements would be replaced with more qualitative based assessments that would make it easier to qualify for hedge accounting. An effective date has not been stipulated for the proposed guidance, but the date is anticipated to be no earlier than January 1, 2013.

  •
  Leases:  Under this proposed guidance, lessors and lessees would apply a right-of-use model in accounting for most leases. A lessee would recognize an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. A lessor would recognize an asset representing its right to receive lease payments and, depending on its exposure to risks or benefits associated with the underlying asset, would either recognize a lease liability representing a performance obligation or derecognize its rights in the underlying asset and continue to recognize a residual asset representing its right to the leased asset at the end of the lease term. An effective date has not been stipulated for this proposed guidance.

  •
  Clarifications to Accounting for Troubled Debt Restructurings by Creditors:  This proposal provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording impairment and for disclosure of troubled debt restructurings. The proposed guidance is expected to be applicable for interim or annual periods ending after June 15, 2011.

  •
  Reconsideration of Effective Control for Repurchase Agreements:  The amendments in this proposed update would remove from the assessment of effective control of transferred assets the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee. The amendments would eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Other criteria applicable to the assessment of effective control would not be changed. The update will be effective as of the beginning of the first interim or annual period after issuance. The final update is expected to be issued in the first quarter of 2011.

        The Company has not completed its assessment of the impact of these proposed standards on its consolidated financial position, results of operations or cash flows.

Note 2 Acquisitions

        On May 21, 2009, BankUnited entered into a purchase and assumption agreement (the "FSB Agreement") with the FDIC, as receiver, pursuant to which BankUnited acquired substantially all of the assets and assumed substantially all of the non-brokered deposits and other liabilities of BankUnited, FSB.

        Prior to the Acquisition, BankUnited, FSB was a community bank headquartered in Coral Gables, Florida that operated 85 banking branches in 13 counties in Florida. Excluding the effects of acquisition accounting adjustments, the Bank acquired $13.6 billion in assets and assumed $12.8 billion of the deposits and liabilities of BankUnited, FSB. The Bank received net consideration in the amount of $2.2 billion, partially offset by liabilities due to the FDIC in the amount of $156.8 million.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2 Acquisitions (Continued)

        In connection with the Acquisition, the Bank entered into loss sharing agreements with the FDIC that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and other real estate owned ("OREO"), collectively referred to as the "covered assets". The Bank acquired other BankUnited, FSB assets that are not covered by the loss sharing agreements with the FDIC including cash balances of $1.2 billion, certain investment securities purchased at fair value and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses of up to $4.0 billion, and 95% of losses in excess of this amount. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the loss sharing agreements. The FDIC's obligation to reimburse the Company for losses with respect to covered assets begins with the first dollar of loss incurred. The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset at its estimated fair value of $3.4 billion on the acquisition date. The indemnification asset reflects the present value of the expected net cash reimbursements under the loss sharing agreements.

        The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, plus certain interest and expenses. The loss sharing agreements are subject to servicing procedures specified in the agreement with the FDIC. The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and the Bank's reimbursement of recoveries to the FDIC for ten years. The loss sharing agreements applicable to all other covered assets provide for FDIC loss sharing for five years and the Bank's reimbursement of recoveries to the FDIC for 8 years. Under the loss sharing agreements, the Bank may sell up to 2.5% of the acquired residential and commercial loan portfolio, with certain restrictions, based on the unpaid principal balance ("UPB") of the loans on an annual basis without prior consent from the FDIC. If the Bank seeks to sell residential or non-residential loans in excess of the agreed 2.5% threshold, nine months prior to the tenth anniversary or fifth anniversary, respectively, and does not receive approval from the FDIC, the loss sharing agreements are extended for a period of two years after the respective anniversaries. The loss sharing term is extended only with respect to the loans to be included in such sales. The Bank will have the right to sell all or any portion of such loans without FDIC consent, at any time within nine months prior to the respective extended termination dates.

        The Acquisition was determined to be a business combination; accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. The determination of the initial fair value of loans purchased in the acquisition and the initial fair value of the related FDIC indemnification asset involved a high degree of judgment and complexity and required management to make subjective assumptions about discount rates, future expected cash flows, market conditions and other future events that are subject to change. The amount the Company ultimately realizes from these assets could differ materially from the initial estimates.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2 Acquisitions (Continued)

        The following table summarizes the carrying amount and estimated fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

	As Recorded by BankUnited FSB	Fair Value Adjustments	Net Cash Received From the FDIC	As Recorded by the Company
Assets
Cash and cash equivalents	$1,160,321	$—	$2,156,393	$3,316,714
Investment securities, at fair value	608,388	(69,444)	—	538,944
FHLB stock	243,334	—	—	243,334
Loans	11,174,232	(6,163,904)	—	5,010,328
FDIC receivable	—	69,444	—	69,444
FDIC indemnification asset	—	3,442,890	—	3,442,890
Bank owned life insurance	129,111	—	—	129,111
Other real estate owned	199,819	(22,140)	—	177,679
Deferred tax asset, net	—	37,269	—	37,269
Goodwill and other intangible assets	—	61,150	—	61,150
Other assets	95,171	(44,696)	—	50,475

Total assets	13,610,376	(2,689,431)	2,156,393	13,077,338

Liabilities
Deposits	8,225,916	108,566	—	8,334,482
Securities sold under agreements to repurchase	1,310	—	—	1,310
Federal Home Loan Bank advances	4,429,350	201,264	—	4,630,614
Advance payments by borrowers for taxes and insurance	52,362	—	—	52,362
Other liabilities	59,137	(567)	—	58,570

Total liabilities	12,768,075	309,263	—	13,077,338

Net Assets	$842,301	$(2,998,694)	$2,156,393	$—

        Goodwill and other intangible assets recognized in conjunction with the Acquisition include approximately $59.4 million of goodwill and a $1.8 million core deposit intangible asset.

        The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed.

        Cash and cash equivalents, securities sold under agreements to repurchase and advance payments by borrowers for taxes and insurance: The carrying amount of these assets and liabilities was considered a reasonable estimate of fair value based on the short-term, liquid nature of these assets.

  Investment securities:

        Fair values of investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices in inactive markets or other inputs observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2 Acquisitions (Continued)

  FHLB stock:

        Par value was considered a reasonable estimate of fair value based on the redemption provisions of the securities, as these instruments are restricted securities with no evidence of impairment at the time of acquisition.

  Loans:

        Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, delinquency and credit classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Additional assumptions used included default rates, loss severity, payment curves, loss curves and prepayment speeds. Certain residential loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on market rates for new originations of comparable loans at the time of acquisition, and included adjustments for liquidity concerns.

  FDIC receivable:

        The $69.4 million FDIC receivable represented a receivable recognized by the Company for an amount due from the FDIC related to the disputed purchase price of certain investment securities. The FDIC assigned a purchase price to these securities that the Company believed to be higher than the price required by the FSB Agreement. The FSB Agreement incorporates dispute resolution procedures that describe the process by which disputes regarding interpretation, application, calculation of loss or calculation of payments regarding the loss share must be resolved. In 2009, the Company recognized an impairment charge on the full amount of the FDIC receivable due to concerns over collectability. See Note 19, Commitments and Contingencies, for additional discussion of resolution of this dispute.

  FDIC indemnification asset:

        Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements of losses and the applicable loss sharing percentages. These cash flows were discounted using a risk-free yield curve plus a premium reflecting the uncertainty related to the collection, amounts and timing of the cash flows and other liquidity concerns.

  Bank owned life insurance:

        The fair value of bank owned life insurance was based on the amount that could be realized at the acquisition date from the underlying insurance contract.

  OREO:

        OREO was recorded at estimated fair value, generally based on real estate appraisals or other market based indications of value, net of estimated costs of disposal.

  Deferred tax asset, net:

        The deferred tax asset, net represented the tax effects of differences between the book bases and tax bases of certain assets acquired and liabilities assumed, including investment securities, loans, loss share receivable, time deposits and FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2 Acquisitions (Continued)

  Goodwill:

        Goodwill represented the residual difference in the fair value of tangible and identifiable intangible assets acquired and liabilities assumed by Company along with the payment from the FDIC for assuming the net liabilities and reflects the market share and related benefits expected to result from the acquisition. Goodwill was assigned to the Company's single operating segment and reporting unit at the date of the Acquisition, community banking.

  Core deposit intangible:

        The core deposit intangible asset represented the value of relationships with deposit customers. Fair value was estimated based on the present value of the expected cost savings attributable to core deposit funding relative to an alternative source of funding. In determining fair value, consideration was given to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits.

  Other assets:

        The fair value of other assets was determined based on management's assessment of the collectability and realizability of such assets at acquisition date.

  Deposits:

        Fair values of transaction accounts acquired, including demand, savings and money market deposits, equaled the amount payable on demand at the acquisition date. The fair values of time deposits were estimated using a discounted cash flow calculation that applied interest rates being offered at the acquisition date to the contractual cash flows on such deposits.

  Federal Home Loan Bank advances:

        The fair values of Federal Home Loan Bank advances were estimated using a discounted cash flow calculation that applied interest rates being offered at the acquisition date for advances with similar terms and remaining maturities to the contractual cash flows on such advances.

  Other liabilities:

        The fair value of other liabilities was based primarily on their carrying amounts, which was considered a reasonable estimate based on the short-term nature of these liabilities. Included in other liabilities was the estimated fair value of the warrant issued to the FDIC in connection with the acquisition, amounting to $1.5 million.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2 Acquisitions (Continued)

        A summary of the covered loans acquired as of May 21, 2009 and the related discount is as follows (in thousands):

	Acquired Credit Impaired
	Unpaid Principal Balance	Additional Contractual Cash Flows	Total Estimated Contractual Cash Flows on Acquired Credit Impaired Loans	Non-ACI	Total
Real Estate Loans:
One-to-four family residential	$9,114,641	$4,047,208	$13,161,849	$212,847	$13,374,696
Home equity loans and lines of credit	284,222	82,164	366,386	220,434	586,820
Multi-family	124,785	48,072	172,857	6,032	178,889
Commercial real estate	566,990	245,204	812,194	40,582	852,776
Construction	187,025	99,338	286,363	377	286,740
Land	220,100	54,636	274,736	173	274,909

Total real estate loans	10,497,763	4,576,622	15,074,385	480,445	15,554,830

Other Loans
Commercial	131,590	21,746	153,336	51,434	204,770
Consumer	13,000	348	13,348	—	13,348

Total commercial and consumer loans	144,590	22,094	166,684	51,434	218,118

	$10,642,353	$4,598,716	15,241,069	531,879	15,772,948

Less: Non-accretable difference			8,714,344	—	8,714,344

Cash flows expected to be collected			6,526,725
Accretable discount			2,004,337	43,939	2,048,276

Total			$4,522,388	$487,940	$5,010,328

        The estimated contractual cash flows for the acquired non-credit-impaired loans at the acquisition date was $713.0 million.

        The following table presents the components of the FDIC indemnification asset at May 21, 2009 (in thousands):

	Loans	OREO	Total
Estimated portion of gross losses subject to FDIC indemnification:
Residential	$4,119,357	$18,860	$4,138,217
Commercial	411,095	—	411,095

Total	4,530,452	18,860	4,549,312
Fair value discount	1,103,681	2,741	1,106,422

FDIC indemnification asset at May 21, 2009	$3,426,771	$16,119	$3,442,890

        At the closing of the Acquisition on May 21, 2009, the Company paid transaction fees to related parties totaling $20.0 million and reimbursed those parties for $2.5 million in certain expenses related to the Acquisition. These fees and costs are included in non-interest expense for the period ended December 31, 2009.

        In October 2010, in two separate transactions, the Company acquired certain assets and assumed certain liabilities of a small business commercial leasing company and a municipal leasing company for total cash consideration of approximately $50.5 million. These transactions were determined to be

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 2 Acquisitions (Continued)

business combinations and were accounted for using the acquisition method of accounting. The acquired businesses are complementary to the Company's commercial lending business strategy. The assets acquired and liabilities assumed were accounted for at their estimated fair values at the date of acquisition and included primarily lease receivables valued at $42.7 million, customer relationship intangible assets of $442 thousand, goodwill of $7.9 million, premises and equipment of $570 thousand, and customer deposits and other liabilities of $1.1 million. Goodwill resulted primarily from the value of an assembled workforce and related industry expertise. The results of operations of the acquired businesses have been included in the Company's financial statements from the date of acquisition. Pro-forma financial information is not presented due to immateriality of these acquisitions to the Company's overall financial position and results of operations.

Note 3 Investment Securities Available for Sale

        Investment securities available for sale at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31, 2010
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage backed securities and CMO's	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—

Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

	December 31, 2009
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury securities	$—	$—	$—	$—	$10,066	$6	$—	$10,072
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,288,277	3,581	(3,215)	1,288,643
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	—	—	478,731	1,007	(4,735)	475,003
Private label residential mortgage backed securities and CMO's	201,149	51,285	(480)	251,954	118,616	—	(4,062)	114,554
Non mortgage asset-backed securities	—	—	—	—	30,000	—	—	30,000
Mutual funds and preferred stocks	18,094	338	(698)	17,734	25,250	661	(122)	25,789
State and municipal obligations	—	—	—	—	22,964	143	(1)	23,106
Other debt securities	3,331	2,707	—	6,038	250	—	—	250

Total	$222,574	$54,330	$(1,178)	$275,726	$1,974,154	$5,398	$(12,135)	$1,967,417

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3 Investment Securities Available for Sale (Continued)

        At December 31, 2010, investment securities available for sale by contractual maturity, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, are shown below (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$766,730	$791,221
Due after one year through five years	1,320,588	1,361,728
Due after five years through ten years	417,215	429,929
Due after ten years	194,584	205,189
Mutual funds and preferred stocks	136,489	138,535

Total	$2,835,606	$2,926,602

        Based on the Company's proprietary model and prepayment assumptions, the weighted average life of the mortgage-backed securities portfolio as of December 31, 2010 was 4.02 years. The model results are based on assumptions that may differ from the eventual outcome.

        During the year ended December 31, 2010, the Company exchanged certain non-covered trust preferred securities for preferred stock of the same issuer to achieve higher returns and more favorable tax treatment. Based on the market value of the trust preferred securities at the time of the exchange, the Company recognized a gross realized loss of $2.8 million. Proceeds from sale of investment securities available for sale during the year ended December 31, 2010 amounted to $222.0 million, resulting in gross realized losses of $48.3 thousand and gross realized gains of $1.9 million. Proceeds from sale of investment securities available for sale during the period ended December 31, 2009 amounted to $9.3 million, resulting in gross realized losses of $381 thousand and gross realized gains of $44 thousand.

        The carrying value of securities pledged as collateral for Federal Home Loan Bank advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, totaled $496.5 million and $618.0 million at December 31, 2010 and December 31, 2009, respectively.

        At December 31, 2010, the portfolio of Re-Remics includes securities issued by a single issuer with a carrying value of $333.6 million.

        The following table presents the aggregate fair value and the aggregate amount by which amortized cost exceeds fair value for investment securities that are in unrealized loss positions at

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3 Investment Securities Available for Sale (Continued)

December 31, 2010 and 2009. All of the securities in unrealized loss positions had been in continuous unrealized loss positions for less than twelve months at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$486,216	$(3,258)	$812,669	$(3,215)
Resecuritized real estate mortgage investment conduits ("Re-Remics")	59,408	(1,105)	340,846	(4,735)
Private label residential mortgage backed securities and CMO's	16,626	(1,761)	115,872	(4,542)
Non mortgage asset-backed securities	63,802	(72)	—	—
Mutual funds and preferred stocks	61,336	(1,413)	27,257	(820)
State and municipal obligations	6,144	(39)	1,109	(1)
Small Business Administration securities	24,108	(131)	—	—

Total	$717,640	$(7,779)	$1,297,753	$(13,313)

        The Company monitors its investment securities available for sale for other than temporary impairment, or OTTI, on an individual security basis considering numerous factors including the Company's intent to sell securities in an unrealized loss position; the likelihood that the Company will be required to sell these securities before an anticipated recovery in value; the duration and severity of impairment; the earnings performance, credit rating, asset quality, and business prospects of the issuer; adverse changes in the regulatory, economic or technological environment; adverse changes in general market conditions in the geographic area or industry in which the issuer operates; and factors that raise concerns about the issuer's ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies or non-compliance with statutory capital requirements or debt covenants. The relative significance of each of these factors varies depending on the circumstances related to each security.

        None of the securities in unrealized loss positions at December 31, 2010 or 2009 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At December 31, 2010, sixty-one securities were in unrealized loss positions. The amount of impairment related to twenty-two of these securities was considered insignificant, totaling approximately $35,000 and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

  U.S. Government agency and sponsored enterprise mortgage-backed securities and Small Business Administration securities:

        At December 31, 2010, twenty-one U.S. Government agency and sponsored enterprise mortgage-backed securities and U.S. Small Business Administration securities were in unrealized loss positions. None of these securities have been in unrealized loss positions for more than twelve months and the amount of impairment of individual securities is less than 3% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3 Investment Securities Available for Sale (Continued)

Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

  Private label mortgage-backed securities and CMO's and Re-Remic's:

        At December 31, 2010, eight private label mortgage-backed securities and Re-Remic's were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of December 31, 2010. None of these securities have been in continuous unrealized loss positions for more than 12 months. Given the limited duration of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

  Non-mortgage asset backed securities:

        At December 31, 2010, one non-mortgage asset backed security was in an unrealized loss position. This security had been in a continuous unrealized loss position for one month at December 31, 2010 and the amount of impairment was less than 1% of its amortized cost basis. This security was assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to this security as of December 31, 2010. Given the limited severity and duration of impairment and the results of the third party assessment, the impairment is considered to be temporary.

  Mutual funds and preferred stock:

        At December 31, 2010, eight mutual fund and preferred stock investments were in unrealized loss positions, including three positions in mutual funds, four positions in FNMA and FHLMC preferred stock, and one position in preferred stock of a financial institution. All of the underlying holdings of the mutual funds in which the Company has positions are either explicitly or implicitly guaranteed by the U.S. Government. These investments have been in continuous unrealized loss positions for four months or less at December 31, 2010 and the severity of impairment is less than 4% of cost basis. All of the FNMA and FHLMC preferred stock positions have been in continuous unrealized loss positions for less than twelve months and the severity of impairment is less than 2% of cost basis. The financial institution preferred stock had been in an unrealized loss position for three months at December 31, 2010 and the amount of impairment was less than 1% of the Company's cost basis. The security is investment grade and the issuer is well capitalized and reported positive earnings as of September 30, 2010. Given the limited duration and severity of impairment, the nature of the assets underlying the mutual fund investments and the rating and assessment of the financial position of the financial institution issuer, these impairments are considered to be temporary.

  State and municipal obligations:

        At December 31, 2010, one state and municipal obligation was in an unrealized loss position. The security was rated Aa1 by Moody's and AA+ by Standard & Poors and had been in an unrealized loss position for 3 months. Impairment totaled less than 3% of the Company's amortized cost basis. Given the limited duration and severity of impairment and the rating of the bond, the impairment is considered temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 3 Investment Securities Available for Sale (Continued)

        The fair values of the Company's investment securities could decline in the future if the underlying performance of the collateral for the residential mortgage-backed securities or other securities deteriorates and the Company's credit enhancement levels do not provide sufficient protection for the Company's contractual principal and interest payments.

Note 4 Loans and Allowance for Loan Losses

        At December 31, 2010 and 2009, loans consisted of the following (dollars in thousands):

	December 31, 2010
	Covered Loans
	Acquired Credit Impaired	Non-ACI	Non-Covered Loans	Total	Percent of Total
Real Estate Loans:
1-4 single family residential	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	98,599	206,797	2,255	307,651	7.7%
Multi-family	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	299,068	33,938	118,857	451,863	11.4%
Construction	8,267	—	8,582	16,849	0.4%
Land	48,251	170	1,873	50,294	1.3%

Total	2,948,216	398,398	279,277	3,625,891	91.1%

Other Loans:
Commercial and industrial	49,731	30,139	213,626	293,496	7.4%
Lease financing	—	—	52,960	52,960	1.3%
Consumer	4,403	—	3,056	7,459	0.2%

Total	54,134	30,139	269,642	353,915	8.9%

Total loans	3,002,350	428,537	548,919	3,979,806	100.0%

Unearned discount and deferred fees and costs, net	—	(34,840)	(10,749)	(45,589)

Loans net of discount and deferred fees and costs	3,002,350	393,697	538,170	3,934,217
Allowance for loan losses	(39,925)	(12,284)	(6,151)	(58,360)

Loans, net	$2,962,425	$381,413	$532,019	$3,875,857

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

	December 31, 2009
	Covered Loans
	Acquired Credit Impaired	Non-ACI	Non-Covered Loans	Total	Percent of Total
Real Estate Loans:
1-4 single family residential	$3,306,306	$184,669	$43,110	$3,534,085	76.0%
Home equity loans and lines of credit	113,578	215,591	1,615	330,784	7.1%
Multi-family	71,321	4,971	700	76,992	1.7%
Commercial real estate	363,965	39,733	24,460	428,158	9.2%
Construction	44,812	377	—	45,189	1.0%
Land	43,903	173	—	44,076	0.9%

Total	3,943,885	445,514	69,885	4,459,284	95.9%

Other Loans:
Commercial and industrial	81,765	48,635	51,565	181,965	3.9%
Consumer	7,065	—	3,151	10,216	0.2%

Total	88,830	48,635	54,716	192,181	4.1%

Total loans	4,032,715	494,149	124,601	4,651,465	100.0%

Unearned discount and deferred fees and costs, net	—	(39,986)	40	(39,946)

Loans net of discount and deferred fees and costs	4,032,715	454,163	124,641	4,611,519
Allowance for loan losses	(20,021)	(1,266)	(1,334)	(22,621)

Loans, net	$4,012,694	$452,897	$123,307	$4,588,898

        As of December 31, 2010 and 2009, the unpaid principal balance of ACI loans was $7.2 billion and $9.3 billion, respectively.

        The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceeds carrying value. Changes in the accretable yield on ACI loans for the year ended December 31, 2010 and the period from May 22, 2009 through December 31, 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009
Balance, beginning of period	$1,734,233	$2,004,337
Reclassifications from non-accretable difference	487,718	—
Accretion	(387,977)	(270,104)

Balance, end of period	$1,833,974	$1,734,233

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

        The following tables present total 1-4 single family residential loans categorized between fixed rate mortgages and adjustable rate mortgages ("ARMs") as of December 31 2010 and 2009 (in thousands):

	December 31, 2010
	Covered Loans
	Acquired Credit Impaired	Non-ACI	Non-Covered Loans	Total	Percent of Total
1-4 single family residential loans:
Fixed rate loans	$592,352	$61,462	$72,067	$725,881	27.0%
ARM Loans	1,828,664	90,483	41,372	1,960,519	73.0%

Total(1)	$2,421,016	$151,945	$113,439	$2,686,400	100.0%

	December 31, 2009
	Covered Loans
	Acquired Credit Impaired	Non-ACI	Non-Covered Loans	Total	Percent of Total
1-4 single family residential loans:
Fixed rate loans	$569,529	$76,342	$42,577	$688,448	19.5%
ARM Loans	2,736,777	108,327	533	2,845,637	80.5%

Total(1)	$3,306,306	$184,669	$43,110	$3,534,085	100.0%

(1)
Before deferred fees and costs, unearned discounts, premiums and the allowance for loan losses.

        Included in ARM loans above are payment option ARMs representing 32.1% and 46.8% of total one-to-four single family residential loans outstanding as of December 31, 2010 and 2009, respectively. All of the option ARMs are covered loans.

        At December 31, 2010 and 2009, based on unpaid principal balance, the majority of the outstanding loans were to customers domiciled in the following states (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
Florida	$5,342,748	65.4%	$6,253,990	63.8%
California	462,249	5.7%	667,672	6.8%
New Jersey	382,277	4.7%	459,755	4.7%
Illinois	378,906	4.6%	466,007	4.8%
Arizona	258,629	3.2%	400,096	4.1%
Others	1,348,403	16.4%	1,562,629	15.8%

	$8,173,212	100.0%	$9,810,149	100.0%

        No other state represented borrowers with more than 4% of loans outstanding at December 31, 2010 or December 31, 2009.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

        During the year ended December 31, 2010, the Company sold ACI one-to-four single family residential loans to third parties on a non-recourse basis with a carrying value of $143.5 million for gross cash proceeds of $68.1 million. The Company incurred transaction costs of $1.0 million and recognized a loss on the sale of loans of $76.4 million. During the period ended December 31, 2009, the Company sold ACI loans on a non-recourse basis with a carrying value of $129.8 million for gross cash proceeds of $84.6 million, incurred transaction costs of $1.9 million and recognized a loss on sale of $47.1 million. These losses were partly mitigated by increases in the FDIC indemnification asset of $57.5 million and $37.6 million for the year ended December 31, 2010 and the period ended December 31, 2009, respectively, included in the income statement line item "Net loss on indemnification asset resulting from net recoveries".

        During the year ended December 31, 2010 and the period ended December 31, 2009, the Company purchased one-to-four single family residential loans with unpaid principal balances totaling $75.0 million and $37.1 million, respectively.

        As of December 31, 2010 and December 31, 2009, the Company had pledged real estate loans with unpaid principal balances of approximately $5.2 billion and $6.1 billion and carrying amounts of approximately $2.9 billion and $2.8 billion, respectively as security for Federal Home Loan Bank advances.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

        The following table presents information about the allowance for loan losses and related loans as of and for the year ended December 31, 2010 (in thousands):

	1-4 single family residential	Home equity loans and lines of credit	Multi- family	Commercial real estate	Construction	Land	Commercial	Lease financing	Consumer	Total
Allowance for loan losses:
Beginning balance	$20,205	$15	$71	$768	$5	$2	$1,509	$—	$46	$22,621
Provision for loan losses:
ACI loans	(20,021)	18,488	7,115	9,069	5,974	7,315	5,988	—	—	33,928
Non-ACI loans	642	10,343	739	(47)	(4)	24	641	—	215	12,553
Non-covered loans	103	(1)	761	886	118	102	2,880	68	9	4,926

Total Provision	(19,276)	28,830	8,615	9,908	6,088	7,441	9,509	68	224	51,407
Charge-offs:
ACI loans	—	—	(1,414)	(3,274)	(4,957)	(3,441)	(938)	—	—	(14,024)
Non-ACI loans	—	(1,125)	(166)	—	—	—	(29)	—	(215)	(1,535)
Non-covered loans	—	—	—	—	—	—	(109)	—		(109)

Total charge-offs	—	(1,125)	(1,580)	(3,274)	(4,957)	(3,441)	(1,076)	—	(215)	(15,668)
Recoveries
Ending Balance	$929	$27,720	$7,106	$7,402	$1,136	$4,002	$9,942	$68	$55	$58,360

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$929	$9,232	$1,405	$1,607	$119	$128	$4,892	$68	$55	$18,435

Ending balance: ACI	$—	$18,488	$5,701	$5,795	$1,017	$3,874	$5,050	$—	$—	$39,925

Ending balance: Non-ACI	$761	$9,229	$633	$418	$1	$26	$1,216	$—	$—	$12,284

Ending balance: Non-covered	$168	$3	$772	$1,189	$118	$102	$3,676	$68	$55	$6,151

Loans:
Ending balance	$2,686,400	$307,651	$112,834	$451,863	$16,849	$50,294	$293,496	$52,960	$7,459	$3,979,806

Ending balance: individually evaluated for impairment(1)	$—	$—	$—	$—	$—	$—	$2,989	$—	$—	$2,989

Ending balance: collectively evaluated for impairment(1)	$265,384	$209,052	$39,819	$152,795	$8,582	$2,043	$240,776	$52,960	$3,056	$974,467

Ending balance: ACI loans	$2,421,016	$98,599	$73,015	$299,068	$8,267	$48,251	$49,731	$—	$4,403	$3,002,350

(1)
Ending balance of loans is before unearned discount and deferred fees and costs

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

        The following table summarizes the activity in the allowance for loan losses for the period ended December 31, 2009 (in thousands):

December 31, 2009
Balance, beginning of period	$—
Provision for loan losses:
ACI loans	20,021
Non-ACI loans	1,266
Non-covered loans	1,334

Total	22,621
Charge-offs	—
Recoveries	—

Balance, end of period	$22,621

        Increases in the FDIC indemnification asset of $29.3 million and $14.4 million were reflected in non-interest income for the year ended December 31, 2010 and the period ended December 31, 2009 respectively, related to the provision for loan losses on covered loans, including both ACI and non-ACI loans.

        The following tables present information about the Company's investment in impaired loans at and for the year ended December 31, 2010. The table below sets forth the carrying amount of those ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

for in pools that have been modified in a troubled debt restructuring, and the related allowance amounts (in thousands):

	Acquired Credit Impaired
	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment
With no specific allowance recorded:
Construction	$35	$—	$—	$18
Land	346	—	—	173
Commercial and industrial	846	—	—	423
With a specific allowance recorded:
1-4 single family residential	—	—	—	139,871
Home equity loans and lines of credit	80,091	165,563	18,488	47,888
Commercial real estate	57,116	77,798	5,795	55,459
Multi-family	51,932	77,536	5,701	24,997
Construction	4,204	3,833	1,017	1,496
Land	35,554	46,536	3,874	14,861
Commercial and industrial	32,006	33,460	5,050	14,007
Total:
Residential	$80,091	$165,563	$18,488	$187,759
Commercial	182,039	239,163	21,437	111,434

	$262,130	$404,726	$39,925	$299,193

        The tables below include non-covered and non-ACI commercial and commercial real estate relationships with internal risk ratings of substandard or doubtful or on non-accrual status and with committed balances greater than or equal to $1,000,000 that have been individually evaluated for impairment and determined to be impaired. Also included in total impaired loans are loans that have been placed on non-accrual status, generally because they are 90 days or more delinquent, for which impairment is measured collectively. These include homogenous groups of 1 - 4 single family

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

residential, home equity and smaller balance commercial and commercial real estate loans (in thousands):

	Non-ACI
	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Non-ACI loans on non-accrual status
With no specific allowance recorded:
1-4 single family residential	$9,585	11,812	$—	$13,450	$9,585
Home equity loans and lines of credit	10,817	11,056	—	7,150	10,817
Commercial real estate	75	75	—	561	75
Multi-family	200	200	—	614	200
Commercial and industrial	1,886	2,061	—	1,022	1,886
With a specific allowance recorded:	—	—	—	—	—
Total:
Residential	$20,402	$22,868	$—	$20,600	$20,402
Commercial	2,161	2,336	—	2,197	2,161

	$22,563	$25,204	$—	$22,797	$22,563

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

	Non-covered
	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Non-covered loans on non- accrual status
With no specific allowance recorded:
Commercial and industrial	$3,211	$3,220	$—	$830	$3,220
With a specific allowance recorded:	—	—	—	—	—

	$3,211	$3,220	$—	$830	$3,220

        Included in the tables above are three ACI commercial and commercial real estate credit relationships that were the subject of troubled debt restructurings during the year ended December 31, 2010. These loans had an aggregate carrying amount of $2.4 million at December 31, 2010.

        The following table presents information about the Company's investment in impaired loans as of and for the period ended December 31, 2009 (in thousands):

	December 31, 2009
	Impaired loans in accrual status(1)	Loans in non-accrual status	Specific allowance allocated to impaired loans	Average recorded investment in impaired loans
Covered loans
1 - 4 single family residential	$567,253	$14,495	$20,021	$13,295
Home equity loans and lines of credit	—	2,726	—	1,418
Commercial	—	150	30	37

Total	$567,253	$17,371	$20,051	$14,750

(1)
Impaired loans in accrual status are ACI loans that are being accounted for as pools for which impairment is evaluated on a pool basis

        ACI loans or loan pools are considered to be impaired when there has been further deterioration in the cash flows expected at acquisition, plus any additional cash flows expected to be collected arising from changes in estimates after acquisition. Discount continues to be accreted on ACI loans or pools as long as there are expected future cash flows in excess of the current carrying amount; therefore, these loans are not classified as non-accrual even though they may be contractually delinquent. ACI 1-4 single family residential and home equity loans accounted for in pools are evaluated for impairment on a pool basis and the amount of any impairment is measured based on the expected aggregate cash flows of the pools. ACI commercial and commercial real estate loans are evaluated individually for impairment.

        1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $0.7 billion and $1.2 billion at December 31, 2010 and 2009, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

of ninety days but still classified as accruing loans due to discount accretion totaled $54.2 million and $0 at December 31, 2010 and 2009, respectively. There were no non-ACI or non-covered loans contractually delinquent by more than 90 days and still accruing at December 31, 2010 or 2009.

        Interest income foregone on non-accrual loans, including interest income reversed when loans were placed on non-accrual status, totaled $774.7 thousand and $636 thousand for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.

        The following tables summarize the Company's loan portfolio by key indicators of credit quality as of December 31, 2010. Amounts are net of unearned discounts (in thousands):

  Residential credit exposure, based on delinquency status:

	1-4 single family residential	Home equity loans and lines of credit
Non-covered loans:
Current	$113,439	$2,255
Past due less than 90 days	—	—
Past due 90 days or more	—	—
Non-ACI loans:
Current	108,224	188,059
Past due less than 90 days	4,894	4,756
Past due 90 days or more	10,174	9,496
ACI loans:
Current	1,647,238	76,842
Past due less than 90 days	127,155	4,919
Past due 90 days or more	646,623	16,838

	$2,657,747	$303,165

  Consumer credit exposure, based on delinquency status:

Current	$7,373
Past due less than 90 days	47
Past due 90 days or more	39

$7,459

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

  Commercial credit exposure, based on internal risk rating:

	Commercial real estate	Multi-family	Construction	Land	Commercial and industrial	Lease Financing
Non-covered loans:
Pass	$118,449	$32,730	$8,582	$1,537	$201,534	$42,944
Special mention	408	—	—	336	8,140	148
Substandard	—	1,541	—	—	3,952	384
Doubtful	—	—	—	—	—	6
Non-ACI loans:
Pass	33,306	789	—	—	12,590	—
Special mention	—	559	—	—	12,139	—
Substandard	563	4,166	—	170	3,812	—
Doubtful	—	—	—	—	—	—
ACI loans:
Pass	190,875	42,749	586	14,862	27,573	—
Special mention	22,566	1,207	183	6,092	5,423	—
Substandard	85,623	29,059	7,498	27,250	16,719	—
Doubtful	4	—	—	47	16	—

	$451,794	$112,800	$16,849	$50,294	$291,898	$43,482

        Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and commercial real estate loans. Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250 thousand are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management's close attention and, that if left uncorrected, may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 4 Loans and Allowance for Loan Losses (Continued)

        The following table presents an aging of the Company's past due loans as of December 31, 2010 (in thousands):

	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans
Non-covered loans:
Commercial and industrial	$136	$—	$95	$231
Lease financing	469	—	—	469
Consumer	—	3	—	3

	605	3	95	703

Non-ACI loans:
1-4 single family residential	4,587	307	10,174	15,068
Home equity loans and lines of credit	2,677	2,079	9,496	14,252
Commercial real estate	—	—	75	75
Multi-family	—	—	200	200
Commercial and industrial	538	1,004	578	2,120

	7,802	3,390	20,523	31,715

ACI loans:
1-4 single family residential	91,470	35,685	646,623	773,778
Home equity loans and lines of credit	3,060	1,859	16,838	21,757
Commercial real estate	5,981	2,705	13,724	22,410
Multi-family	2,218	2,197	11,008	15,423
Construction	—	—	6,429	6,429
Land	366	—	16,378	16,744
Commercial and industrial	181	—	6,625	6,806
Consumer	29	15	39	83

	103,305	42,461	717,664	863,430

	$111,712	$45,854	$738,282	$895,848

Note 5 FDIC Indemnification Asset

        When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the loss sharing agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through repayment, short sale of the underlying collateral, foreclosure or, for the non-residential portfolio, charge-offs, or by sale of the loans. For loans resolved through repayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the income statement line item "Income from resolution of covered assets, net." Losses from the resolution or permanent modification of covered loans increase the amount recoverable from the FDIC under the loss sharing agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the loss sharing agreements. Similarly, differences in proceeds received on disposition of OREO

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 5 FDIC Indemnification Asset (Continued)

and the carrying amount of the OREO result in gains or losses and reduce or increase the amount recoverable from the FDIC under the loss sharing agreements. Increases in valuation allowances related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the income statement line item "Net gain (loss) on indemnification asset resulting from net recoveries" and reflected as corresponding increases or decreases in the FDIC indemnification asset.

        The following table summarizes the components of the gains and losses associated with covered assets, plus the provision for loan losses on non-covered loans, along with the related additions to or reductions in the amounts recoverable from the FDIC under the loss sharing agreements, as reflected in the consolidated statements of income for the year ended December 31, 2010 and the period ended December 31, 2009 (in thousands):

	December 31, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset From Net Recoveries	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(46,481)	$29,291	$(17,190)
Provision for losses on non-covered loans	(4,926)	—	(4,926)

Total provision for loan losses	(51,407)	29,291	(22,116)

Income from resolution of covered assets, net	121,462	(84,138)	37,324
Loss on sale of covered loans, net	(76,360)	57,747	(18,613)

	45,102	(26,391)	18,711

Loss on sale of OREO	(2,174)	1,932	(242)
Impairment of OREO	(16,131)	12,904	(3,227)

	(18,305)	14,836	(3,469)

Total	$(24,610)	$17,736	$(6,874)

        In addition to the loss on covered loans reflected in the table above, the income statement line item "Loss on sale of loans, net" for the year ended December 31, 2010 includes approximately

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 5 FDIC Indemnification Asset (Continued)

$50 thousand of gains on the sale of loans held for sale. These transactions are not subject to the loss sharing agreements.

	December 31, 2009
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset From Net Recoveries	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(21,287)	$14,433	$(6,854)
Provision for losses on non-covered loans	(1,334)	—	(1,334)

Total provision for loan losses	(22,621)	14,433	(8,188)

Income from resolution of covered assets, net	120,954	(88,801)	32,153
Loss on sale of covered loans, net	(47,078)	37,600	(9,478)

	73,876	(51,201)	22,675

Loss on sale of OREO	(807)
Impairment of OREO	(21,055)

	(21,862)	15,007	(6,855)

Total	$29,393	$(21,761)	$7,632

        Changes in the FDIC indemnification asset for year ended December 31, 2010 and the period ended December 31, 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009
Balance, beginning of period	$3,279,165	$3,442,890
Accretion	134,703	149,544
Reduction for claims filed	(764,203)	(291,508)
Gain (loss) on indemnification asset resulting from net recoveries	17,736	(21,761)

Balance, end of period	$2,667,401	$3,279,165

        Under the terms of the loss sharing agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the year ended December 31, 2010 and the period ended December 31, 2009 non-interest expense includes approximately $49.7 million and $26.1 million, respectively, of disbursements subject to reimbursement under the loss sharing agreements. For those same periods, claims of $29.8 million and $8.1 million, respectively, were submitted to the FDIC for reimbursement. As of December 31, 2010, $28.5 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 6 Other Real Estate Owned

        An analysis of OREO for the year ended December 31, 2010 and the period ended December 31, 2009 follows (in thousands):

	December 31, 2010	December 31, 2009
Balance, beginning of period	$120,110	$177,679
Transfers from loan portfolio	401,763	115,192
(Decrease) increase from resolution of covered loans	(9,530)	25,702
Sales	(289,532)	(177,408)
Impairment	(16,131)	(21,055)

Balance, end of period	$206,680	$120,110

        Increases or decreases in OREO from resolution of covered loans result when the fair value of OREO less estimated cost to sell at the date of foreclosure exceeds or is less than the carrying amount of the related ACI loans that are resolved via foreclosure. These amounts are reflected in the line item "Income from resolution of covered assets, net" in the accompanying consolidated statements of income. As of December 31, 2010 and December 31, 2009, all of the Company's other real estate owned was covered under BankUnited's loss sharing agreements with the FDIC.

        Losses on sales of OREO totaled $2.2 million and $0.8 million for the year ended December 31, 2010 and the period ended December 31, 2009, respectively and are included in the line item "Other real estate owned expense" in the accompanying consolidated statements of income.

Note 7 Premises and Equipment and Lease Commitments

        Office properties and equipment are included in other assets in the accompanying consolidated balance sheets. At December 31, 2010 and 2009 office properties and equipment are summarized as follows (in thousands):

	December 31, 2010	December 31, 2009
Branch buildings and improvements	$3,540	$2,130
Leasehold improvements	10,762	7
Furniture, fixtures and equipment	6,607	6,034
Computer equipment	5,302	3,597
Software and software licensing rights	13,554	79

Total	39,765	11,847
Less: accumulated depreciation	(4,117)	(1,201)

Premises and equipment, net	$35,648	$10,646

        Depreciation and amortization expense related to office properties and equipment was $3.1 million and $1.2 million for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 7 Premises and Equipment and Lease Commitments (Continued)

        The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the year ended December 31, 2010 and the period ended December 31, 2009, was $12.8 million and $9.3 million, respectively.

        As of December 31, 2010, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years Ending December 31,
2011	$10,916
2012	10,640
2013	9,151
2014	7,166
2015	4,937
Thereafter through 2026	22,437

Total	$65,247

Note 8 Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following at December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Indefinite lived intangible assets:
Goodwill	$67,231	$59,351
Intangible assets with determinable useful lives:
Core deposit intangible	1,799	1,799
Customer relationship intangibles	442	—

	2,241	1,799
Accumulated amortization	(461)	(169)

	1,780	1,630

Goodwill and other intangible assets	$69,011	$60,981

        The core deposit intangible is being amortized over a period of approximately 6 years and the customer relationship intangible is being amortized over a period of approximately 10 years. Future expected amortization of intangible assets with determinable useful lives is approximately $336.1 thousand for each of the years ending December 31, 2011 through December 31, 2014, $214.5 thousand for the year ending December 31, 2015 and $221.0 thousand for the years thereafter.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 9 Deposits

        The following table sets forth the average balances and weighted average rates paid on each of BankUnited's deposit categories for the year ended December 31, 2010 and the period ended December 31, 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009
	Average balance	Rate	Average balance	Rate
Demand deposits:
Non-interest bearing	$440,673	0.00%	$303,810	0.00%
Interest bearing	273,897	0.72%	183,416	0.79%
Money market	1,667,277	1.20%	1,205,446	1.93%
Savings	1,203,491	1.18%	948,000	1.94%
Time	3,889,961	1.85%	5,506,320	0.93%

Total	$7,475,299	1.45%	$8,146,992	1.16%

        Time deposits accounts with balances of $100,000 or more totaled approximately $1.3 billion and $1.9 billion at December 31, 2010 and December 31, 2009, respectively. Time deposits accounts with balances of $250,000 or more totaled $297.3 million and $463.1 million at December 31, 2010 and December 31, 2009, respectively. The following table sets forth maturities of time deposits equal to or greater than $100,000 as of December 31, 2010 (in thousands):

Three months or less	$331,660
Over 3 months through 6 months	163,520
Over 6 months through 12 months	472,199
Over 12 months through 24 months	109,632
Over 24 months through 36 months	81,429
Over 36 months through 48 months	35,709
Over 48 months through 60 months	112,274

Total	$1,306,423

        Included in deposits at December 31, 2010 are $54.0 million of time deposits issued to the State of Florida and other public funds deposits totaling $27.1 million. Investment securities available for sale with a carrying value of $124.3 million were pledged as security for these deposits at December 31, 2010.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 9 Deposits (Continued)

        Interest expense on deposits for the year ended December 31, 2010 and the period ended December 31, 2009, is as follows (in thousands):

	December 31, 2010	December 31, 2009
Interest bearing demand	$1,981	$890
Money market	19,999	14,283
Savings	14,243	11,295
Time	72,121	31,361

Total	$108,344	$57,829

        Interest expense on time deposits has been reduced by amortization of fair value adjustments recorded in connection with the Acquisition of $21.4 million and $79.9 million for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.

Note 10 Short-Term Borrowings

        The following table sets forth information about short-term borrowings, consisting of overnight securities sold under agreements to repurchase, for the year ended December 31, 2010 and the period ended December 31, 2009 (dollars in thousands):

	December 31, 2010	December 31, 2009
Maximum outstanding at any month-end	$17,459	$2,972
Balance outstanding at end of year	$492	$2,972
Average outstanding during the year	$7,812	$2,091
Average interest rate during the year	0.92%	0.02%
Average interest rate at end of year	0.43%	0.01%

        As of December 31, 2010 and 2009, the Company had pledged mortgage-backed securities with a carrying value of approximately $25.3 million and $5.1 million, respectively, as collateral for securities sold under agreements to repurchase.

        As of December 31, 2010, the Bank had unused borrowing capacity at the Federal Reserve Bank of approximately $74.4 million and unused Federal Funds lines of credit with other financial institutions totaling $85 million.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 11 Federal Home Loan Bank Advances

        Information about outstanding Federal Home Loan Bank ("FHLB") advances as of December 31, 2010 follows (dollars in thousands):

	Amount	Range of Interest Rates
Maturing in:
2012	$1,145,000	0.29%	4.83%
2013	565,000	2.38%	4.77%
2014	505,000	3.91%	4.48%
2015	350	0.00%	0.00%

Total contractual balance outstanding	2,215,350
Acquisition accounting fair value adjustment	39,850

Total carrying value	$2,255,200

        The fair value adjustment recorded in conjunction with the Acquisition is being amortized as a reduction to interest expense over the remaining term of the related advances using the effective yield method. Amortization of the fair value adjustment totaled $23.9 million and $25.1 million during the year ended December 31, 2010 and the period ended December 31, 2009, respectively.

        The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2010 the Company had pledged investment securities and mortgage loans with an aggregate carrying amount of approximately $3.4 billion as collateral for advances from the FHLB.

        During the period ended December 31, 2009, the Company elected to prepay $2.71 billion of FHLB advances with a carrying value of $2.83 billion for an aggregate cash payment of $2.80 billion. The Company recognized a gain of $31.3 million on this extinguishment of debt. Also during the period ended December 31, 2009, the Company restructured $505.0 million in principal amount of FHLB advances. The original advances had a weighted average interest rate and maturity of 3.69% and 1.8 years at the date of restructuring, respectively, and the new advances have a weighted average interest rate and maturity of 4.22% and 4.8 years, respectively. No gain or loss was recognized on the restructuring transactions.

        At December 31, 2010 the Bank's available borrowing capacity at the Federal Home Loan Bank of Atlanta was approximately $276.8 million.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 12 Income Taxes

        The components of the provision (benefit) for income taxes for the year ended December 31, 2010 and the period ended December 31, 2009 are as follows (in thousands):

	December 31, 2010	December 31, 2009
Current
Federal	$96,722	$70,910
State	6,995	11,790

Total	103,717	82,700

Deferred
Federal	20,987	(1,994)
State	3,101	(331)

Total	24,088	(2,325)

	$127,805	$80,375

        A reconciliation of the expected income tax expense at the statutory federal income tax rate of 35% to the Company's actual income tax expense and effective tax rate for the year ended December 31, 2010 and the period ended December 31, 2009 is as follows (amounts in thousands):

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
Tax expense calculated at the statutory federal income tax rate	$109,389	35.00%	$69,797	35.00%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	9,065	2.90%	7,448	3.73%
Compensation expense related to PIUs	12,660	4.05%	3,078	1.54%
Other, net	(3,309)	(1.06)%	52	0.03%

Total	$127,805	40.89%	$80,375	40.30%

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 12 Income Taxes (Continued)

        The components of deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$444,553	$524,140
Fair value adjustments on FHLB advances and time deposits assumed	18,196	35,632
Acquisition costs	12,460	14,756
Allowance for loan losses	14,151	3,159
Impairment of OREO	2,869	1,624
Unrealized losses on derivatives used as cash flow hedges	15,028	1,546
Other	16,021	1,234

Gross deferred tax assets	523,278	582,091

Deferred tax liabilities:
Deferred tax gain	359,090	448,863
Excess carrying value of investment securities acquired over tax basis	100,764	91,458
Net unrealized gains on securities available for sale	35,099	18,607
Other	32,943	630

Gross deferred tax liabilities	527,896	559,558

Net deferred tax asset (liability)	$(4,618)	$22,533

        Realization of tax benefits for deductible temporary differences depends on having sufficient taxable income of an appropriate character within the carryforward periods. Sources of taxable income that may allow for the realization of these tax benefits include: (1) taxable income for the year ended December 31, 2010 and the period ended December 31, 2009 that would be available through carryback in future years, (2) future taxable income that will result from reversal of existing taxable temporary differences, including the negative tax on goodwill, and (3) taxable income generated from future operations. Management has evaluated the probability of realization of the deferred tax asset and believes that it is more likely than not that the deferred tax assets will be realized.

        A reconciliation of the change in the Company's total gross unrecognized tax benefits for the year ended December 31, 2010 follows (in thousands):

Balance, beginning of period	$—
Additions for tax positions related to the current year	2,176
Additions for tax positions related to prior periods	343
Reductions due to settlements with taxing authorities	—
Reductions due to lapse of the statute of limitations	—

2,519
Interest and penalties	326

Balance, end of period	$2,845

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 12 Income Taxes (Continued)

        The Company did not have any unrecognized tax benefits for the period ended December 31, 2009.

        At December 31, 2010, the Company had $1.6 million of unrecognized federal and state tax benefits that would have impacted the effective tax rate if recognized. The Company does not expect the above unrecognized tax benefits to change significantly over the next year, although the Company is evaluating amending its 2009 Federal income tax return. Until its evaluation is complete, the Company is unable to determine its ultimate position and the related potential adjustments. Total interest, net of the federal benefit, related to unrecognized tax benefits recognized in the consolidated statements of income was $0.3 million for the year ended December 31, 2010.

        The Company, inclusive of its subsidiaries other than BU REIT, Inc., files a consolidated U.S. federal corporate income tax return as well as combined corporate state income tax returns in jurisdictions where combined filings are required. The year ended December 31, 2010 and the period ended December 31, 2009 remain subject to examination in the U.S. federal and various state tax jurisdictions.

Note 13 Derivatives and Hedging Activities

        The Company uses interest rate swaps to manage interest rate risk related to certain instruments used to finance its operations, including FHLB advances and certificates of deposit with maturities of one year, which expose the Company to variability in cash flows due to changes in interest rates. The Company enters into LIBOR-based interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. The effective portion of changes in the fair value of interest rate swaps designated as cash flow hedging instruments are reported in accumulated other comprehensive income ("AOCI") and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings. The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company manages this risk by entering into interest rate swaps only with primary dealers, the use of ISDA master agreements, credit approvals, counterparty limits and monitoring procedures and does not expect any counterparties to fail their obligations.

        The Company also enters into interest rate swaps with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. The Company manages credit risk, or the risk of default by its borrowers, though its normal loan underwriting and credit monitoring policies and procedures. These interest rate swap contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 13 Derivatives and Hedging Activities (Continued)

        The following tables set forth certain information concerning the Company's interest rate contract derivative financial instruments and related hedged items at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010
							Fair value
	Hedged Item	Pay Rate	Receive Rate	Remaining Life in Years	Notional Amount	Balance Sheet Location	Asset	Liability
Derivatives designated as cash flow hedges
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.9	$225,000	Other liabilities	$—	$(10,872)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42%-3.76%	3-Month Libor	4.4 - 6.3	405,000	Other liabilities	—	(31,625)
Derivatives not designated as hedges
Pay-fixed interest rate swaps		3.68%-5.49%	1-Month Libor less 69% to + 2.25%	4.7 - 5.0	17,304	Other assets	132	—
Pay-variable interest rate swaps		1-Month Libor less 69% to + 2.25%	3.68%-5.49%	4.7 - 5.0	17,304	Other liabilities	—	(132)

Total					$664,608		$132	$(42,629)

	December 31, 2009
							Fair value
	Hedged Item	Pay Rate	Receive Rate	Remaining Life in Years	Notional Amount	Balance Sheet Location	Asset	Liability
Derivatives designated as cash flow hedges
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	5.9	$225,000	Other assets	$1,517	$—
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42%-3.76%	3-Month Libor	5.0 - 7.0	405,000	Other liabilities	—	(4,016)

Total					$630,000		$1,517	$(4,016)

        The following table provides information about gains and losses, included in interest expense in the accompanying statements of income, related to interest rate contract derivative instruments designated as cash flow hedges for the year ended December 31, 2010 and the period ended December 31, 2009 (dollars in thousands):

	Amount of Gain (Loss) Recognized in OCI, Net of Tax (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI Into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
2010	$(23,931)	$(13,519)	$(706)

2009	$(1,292)	$(678)	$280

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 13 Derivatives and Hedging Activities (Continued)

        Following is a summary of the changes in the component of other comprehensive income related to these derivatives:

	December 31, 2010	December 31, 2009
Balance, beginning of period	$(1,292)	$—
Unrealized loss on cash flow hedges	(36,857)	(2,101)
Tax effect	14,218	809

Net of tax	(22,639)	(1,292)

Balance, end of period	$(23,931)	$(1,292)

        During the year ended December 31, 2010 and the period ended December 31, 2009, no derivative positions designated as cash flow hedges were discontinued, and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.

        The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $6.4 million at December 31, 2010 and the fair value of such commitments was $55.0 thousand. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes "best efforts" forward loan sale commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. The notional amount of forward loan sale commitment derivatives was $2.7 million at December 31, 2010 and their fair value was $23.1 thousand. All of the Company's loans held for sale at December 31, 2010 were subject to forward sale commitments. The Company did not have any mortgage loan commitment derivatives or forward loan sale commitments at December 31, 2009.

Note 14 Equity Based Compensation and Other Benefit Plans

  Stock-Based Compensation

        On July 9, 2009, the Company adopted the BankUnited, Inc. 2009 Stock Option Plan (the "2009 Plan") pursuant to which the Company's Board of Directors may grant up to 2,312,500 non-qualified stock options to key employees of the Company and its affiliates. Stock options may be granted with an exercise price equal to or greater than the stock's fair value at the date of grant. The terms and conditions applicable to options granted under the 2009 Plan are determined by the Company's Board of Directors or a committee thereof, provided however, that each stock option shall expire on the tenth anniversary of the date of the grant, unless it is earlier exercised or forfeited. Options granted to date under the 2009 Plan vest over a period of three years. Shares of common stock delivered under the 2009 Plan may be authorized but unsold common stock, or previously issued common stock reacquired

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14 Equity Based Compensation and Other Benefit Plans (Continued)

by the Company. Vesting of stock options may be accelerated in the event of a change in control, as defined.

        In connection with the IPO of the Company's stock in January, 2011, the Company adopted the BankUnited 2010 Omnibus Equity Incentive Plan (the "2010 Plan"). The 2010 Plan will be administered by the Board of Directors or a committee thereof and provides for the grant of non-qualified stock options, share appreciation rights ("SARs"), restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock available for issuance under the Plan is 7,500,000. Shares of common stock delivered under the plan may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option issued under the plan may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. The exercise price of a SAR granted under the 2010 Plan may not be less than the fair market value of a share of common stock on the date of grant and the exercise period of a SAR may not exceed ten years from the grant date. Unvested awards generally become fully vested in the event of a change in control, as defined.

        The Company will no longer issue new options under the 2009 Plan.

        The grant-date fair value of each option award is determined using a Black-Scholes option pricing model incorporating the following weighted average assumptions:

	December 31, 2010	December 31, 2009
Expected volatility	35.92%	27.30%
Expected dividend yield	3.06%	3.50%
Expected term (years)	8.39	10
Risk-free interest rate	2.78%	3.85%

        The Company's common stock has not historically been traded on any exchange; therefore the expected volatility is based on the volatility of comparable peer banks. The Company has no exercise history related to stock option awards. For options granted in February, March and August, 2010 and during the period ended December 31, 2009 the expected life was equal to the contractual term of the options. For options granted in November, 2010, the simplified method provided for in Staff Accounting Bulletin 14 was used to estimate the expected term. The change in the expected life assumption was based primarily on the increased probability of completion of an initial public offering of the Company's common stock.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14 Equity Based Compensation and Other Benefit Plans (Continued)

        A summary of activity related to stock options for the year ended December 31, 2010 and the period ended December 31, 2009 follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding, April 28, 2009	—	$—
Granted	384,680	11.32

Options outstanding, December 31, 2009	384,680	11.32
Granted	647,020	20.01
Exercised	—
Canceled or forfeited	(49,990)	11.58

Options outstanding, December 31, 2010	981,710	$17.04

Exercisable at December 31, 2010	113,451	$11.34

        No options were exercised, canceled or forfeited during the period ended December 31, 2009.

        Additional information about options outstanding and exercisable at December 31, 2010 is presented in the following table:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
$10 - $15	302,270	8.72	$4,905	101,806	8.72	$1,652
$16 - $20	418,330	9.31	$3,634	11,645	8.92	$125
$21 - $25	261,110	9.88	$1,243	—	—	$—
Total	981,710	9.28	$9,782	113,451	8.74	$1,777

        The weighted average grant date fair value of options granted was $6.49 and $6.47 for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.

        The Company recorded $1.3 million and $209.6 thousand of compensation expense related to stock options and corresponding income tax benefits of $501.8 thousand and $80.8 thousand during the year ended December 31, 2010 and the period ended December 31, 2009, respectively. At December 31, 2010, there was $4.9 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

  Profits Interest Units of BUFH

        During the year ended December 31, 2010 and the period ended December 31, 2009 and prior to the consummation of the IPO of the Company's common stock in January, 2011 as further discussed in Note 21, Subsequent Events, BUFH had a class of authorized membership interests identified as Profits Interest Units ("PIUs"). PIUs were awarded to management members of the Company who owned common units of BUFH and entitled the holders to share in distributions from BUFH after investors in BUFH received certain returns on their investment. Based on their settlement provisions, these

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14 Equity Based Compensation and Other Benefit Plans (Continued)

awards were classified as liabilities. Compensation expense related to the PIUs is reflected in the consolidated statement of income of the Company and the related liability is reflected in the consolidated balance sheet of the Company as a liability to BUFH.

        The PIUs were divided equally into time-based and IRR-based PIUs. Time-based PIUs vest in equal annual installments over a period of three years from the grant date, with earlier vesting permitted under certain circumstances. Based on their original terms, IRR-based PIUs vest when the common unit holders of BUFH have received aggregate distributions equal to their original investment of $925.0 million plus an aggregate internal rate of return equal to 15% per annum on their original investment in BUFH (the "IRR hurdle"); following an IPO, the IRR-based PIUs became eligible to vest commencing four months after the IPO, based on the trading price of the Company's common stock after the effective date of the IPO. In accordance with a resolution approved by the BUFH Board of Directors, immediately prior to consummation of the IPO of the Company's common stock in January, 2011, the IRR-based PIUs became fully vested. Additionally, in conjunction with the IPO, both the time-based and IRR-based PIUs were exchanged for a combination of vested and unvested stock options and restricted and unrestricted shares of common stock in the Company, as further described in Note 21.

        The holders of PIUs were not required to make any capital contribution to BUFH or the Company in exchange for their PIUs and were entitled to receive priority distribution catch-up payments in respect of time-based PIUs that vested but did not participate in earlier interim distributions of profits. Under certain circumstances, a holder of PIUs had the right to sell to BUFH and BUFH had the obligation to purchase from the holder of the PIUs, or BUFH had the right to purchase from the holder and the holder had the obligation to sell to BUFH, the PIUs awarded to the holder at fair value or, under certain circumstances, at the lesser of cost or fair value. In connection with anti-dilution provisions of BUFH, each time additional common units were issued in respect of additional capital contributions up to $1.2 billion in aggregate capital contributions, BUFH was obligated to issue an additional number of IRR-based and time-based PIUs in respect of such capital contribution, such that the PIUs retained the same relative economic interest that existed prior to the additional contribution. Additional PIUs were not required to be issued for capital contributions in excess of $1.2 billion.

        Compensation expense related to PIUs is recognized based on their estimated fair values. With respect to time-based PIUs, compensation expense is recognized over the vesting period, which represents the requisite service period. Under the original terms of the IRR-based PIUs, related compensation expense would have been recognized when it became probable that the IRR hurdle would be met or upon consummation of an IPO or change in control liquidity event as defined. The fair value of PIUs is estimated using a Black-Scholes option pricing model. Based on the terms of the PIUs, the value of an option on the Company's common stock with an exercise price of $10 was determined to be a reasonable estimate of the value of a PIU. The Company uses the same assumptions to estimate the fair value of stock options, described above, and PIUs.

        At December 31, 2010, the pool of IRR-based PIUs and time-based PIUs each consisted of 51,651 PIUs, for a total of 103,302 PIUs, all of which had been allocated to management members. Included in employee compensation and benefits expense is approximately $36.2 million and $8.8 million associated with time-based PIUs for the year ended December 31, 2010 and the period ended December 31, 2009, respectively. No related income tax benefit was recognized. At December 31, 2010,

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14 Equity Based Compensation and Other Benefit Plans (Continued)

there is $123.1 million, including $39.1 million related to time-based PIUs and $84.0 million related to IRR-based PIUs, of total unrecognized compensation cost related to unvested PIUs. In January, 2011, upon consummation of the IPO, compensation expense in the amount of approximately $110.4 million was recognized related to PIUs.

        The following table summarizes information about time-based and IRR-based PIUs at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Time-based PIUs outstanding	51,651	51,500
IRR-based PIUs outstanding	51,651	51,500

Total awards	103,302	103,000

Number of vested awards, end of period	17,217	—

Number of non-vested awards, end of period	86,085	103,000

Fair value per unit, end of period	$1,627.01	$850.30

Total fair value (in thousands)	$168,073	$87,581

  Deferred Compensation Plan

        Effective October 1, 2009, the Company established a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for a select group of highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The Deferred Compensation Plan provided for Company contributions equal to 4.5% of eligible compensation for the period ended December 31, 2009. For subsequent years, Company contributions are equal to 100% of the first 1%, plus 70% of the next 5% of eligible compensation deferred. The Company accrued interest on the deferred obligation at an annual rate of 6% for the year ended December 31, 2010 and the period ended December 31, 2009. Thereafter, the Company will credit each participant's account at an annual interest rate determined by the Company's Compensation Committee. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings shall be paid upon separation from service or the specified distribution year elected. The specified distribution year can be no earlier than the third calendar year after the calendar year in which the participant deferrals and or Company contributions are made. A participant may elect to be paid in a lump sum or in five, ten or fifteen annual installments. Deferred compensation expense for this plan was $191.6 thousand and $102.9 thousand for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 14 Equity Based Compensation and Other Benefit Plans (Continued)

  BankUnited 401(k) Plan

        The Company sponsors the BankUnited 401(k) Plan, a tax-qualified, deferred compensation plan, (the "401(k) Plan"). Under the terms of the 401(k) Plan, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less that 6% of compensation. Matching contributions are fully vested after two years of service. For the year ended December 31, 2010 and the period ended December 31, 2009, BankUnited made matching contributions to the 401(k) Plan of approximately $2.1 million and $788 thousand, respectively.

Note 15 Warrant Issued to the FDIC

        In connection with the Acquisition, BUFH issued a warrant to the FDIC. The warrant had an initial contractual term of ten years and becomes exercisable for a sixty day period beginning on the tenth day after the consummation of a qualifying IPO or exit event from which total tangible equity value arises exceeding the value that would be implied if the Company was valued at the average price-to-tangible book value multiple for the top quartile of publicly-traded U.S. banks and thrifts with total assets in excess of $10 billion.

        In the event that the warrant becomes exercisable as a result of a qualifying IPO, the FDIC will be entitled to acquire a number of common shares of the registrant at an exercise price of $0.01 per share equal to the amount obtained by dividing (i) the warrant value, as defined, by (ii) the applicable IPO price minus the exercise price per share. If the exercisability event is an exit event, the FDIC will be entitled to acquire a number of common shares of the entity acquiring BUFH or the Company, equal to the amount obtained by dividing (i) the warrant value as defined by (ii) the applicable exit event price minus the exercise price per share, unless the common shares do not meet certain criteria, in which case the FDIC shall receive substitute securities having an aggregate value of the sum of the warrant value and the exercise price. The warrant is redeemable by BUFH or the Company for cash after it becomes exercisable at a redemption price equal to the warrant value, as defined.

        The Company has classified this warrant as a liability to BUFH in the accompanying consolidated balance sheets. In October 2010, the Company and the FDIC agreed to amend the warrant to guarantee a minimum value to the FDIC of $25.0 million. Included in other liabilities is $25.0 million and $3.2 million at December 31, 2010 and 2009, respectively, representing the greater of fair value or the minimum guaranteed value of this instrument. The Company recognized expense of $21.8 million and $1.7 million related to the increase in value of this instrument for the year ended December 31, 2010 and the period ended December 31, 2009, respectively. As discussed in Note 21, Subsequent Events, the Company settled the warrant for $25.0 million in cash in February, 2011.

Note 16 Stockholder's Equity

        On November 5, 2009, the Board of Directors authorized a 10-for-1 stock split of the Company's outstanding common shares. Effective January 10, 2011, the Board of Directors authorized an additional 10-for-1 split of the Company's outstanding common shares. Stockholder's equity has been

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 16 Stockholder's Equity (Continued)

retroactively adjusted to give effect to these stock splits for all periods presented by reclassifying from paid-in capital to common stock the par value of the additional shares issued. All share and per share data have been retroactively restated for all periods presented to reflect these stock splits.

Note 17 Regulatory Capital

        BankUnited's regulatory capital levels as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	December 31, 2010
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio(1)	10.34%	$1,107,820	8.00%	$857,107	8.00%	$857,107
Tier 1 risk-based capital ratio	41.30%	$1,107,820	6.00%	$160,942	4.00%	$107,295
Total risk based capital ratio	42.04%	$1,127,661	10.00%	$268,235	8.00%	$214,588

	December 31, 2009
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio(1)	8.78%	$966,749	8.00%	$880,865	8.00%	$880,865
Tier 1 risk-based capital ratio	40.42%	$966,749	6.00%	$143,506	4.00%	$95,670
Total risk based capital ratio	40.55%	$969,716	10.00%	$239,141	8.00%	$191,313

(1)
A condition for approval of the application for Federal Deposit Insurance requires the Bank to maintain a Tier 1 leverage ratio of no less than eight percent throughout the first three years of operation.

        For purposes of risk based capital computations, the FDIC Indemnification asset and the covered assets are risk-weighted at 20% due to the conditional guarantee represented by the loss sharing agreements.

        Regulations from the Office of Thrift Supervision ("OTS") require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) like the Bank, the institution is a subsidiary of a holding company. A savings institution must apply to the OTS to pay a capital distribution if (a) the institution would not be adequately capitalized following the distribution, (b) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (c) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 17 Regulatory Capital (Continued)

the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice. Declaration and payment of dividends may be further limited by regulation or by guidelines prescribed in the business plan submitted to the OTS in connection with the approval order for BankUnited.

Note 18 Fair Value Measurements

  Assets and liabilities measured at fair value on a recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

        Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available and as such, are classified within Level 1 of the fair value hierarchy. These securities typically include U.S. treasury or certain U.S. government agency securities, preferred stock of U.S. government agencies and certain mutual funds. If quoted market prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in inactive markets, discounted cash flow techniques or matrix pricing models. Investment securities available for sale that are generally classified within Level 2 of the fair value hierarchy include U.S. government agency mortgage-backed securities, preferred stock of issuers other than U.S. government agencies, certain nonmortgage asset backed securities, state and municipal obligations and small business administration securities. Observable inputs that may impact the valuation of these securities include benchmark yield curves, reported trades, dealer quotes, issuer spreads, current rating, constant default rates and constant prepayment rates. Investment securities available for sale generally classified within Level 3 of the fair value hierarchy include private label mortgage backed securities, Re-Remics, certain nonmortgage asset backed securities and other debt securities. The Company typically values these securities using third party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

        Derivative financial instruments—Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include LIBOR swap rates, LIBOR forward yield curves and counterparty credit risk spreads. These fair value measurements are generally classified within level 2 in the fair value hierarchy. Loan commitment derivatives are priced based on a bid pricing convention adjusted based on the Company's historical fallout rates. Fallout rates are a significant unobservable input; therefore, these fair value measurements are classified within level 3 of the fair value hierarchy. The value of these derivatives is generally not significant.

        Profits interest units—The fair value of profits interest units is estimated using the Black-Scholes option pricing model. Since the Company's common stock has not historically been traded on an

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18 Fair Value Measurements (Continued)

exchange, significant inputs to the model including estimated volatility, equity value per share, estimated dividend yield and expected life are unobservable; therefore this fair value measurement is classified within level 3 of the fair value hierarchy.

        FDIC warrant—The fair value of the FDIC warrant has historically been estimated using binomial and Monte Carlo simulation models that incorporated significant unobservable inputs as to equity value per share, estimated volatility, expected life, and dividend yield. This fair value estimate is classified within level 3 of the fair value hierarchy. At December 31, 2010, the value assigned to the FDIC warrant is the value negotiated by the Company and the FDIC at which the instrument was settled in February, 2011.

        The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,290,910	$—	$1,290,910
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	612,631	612,631
Private label residential mortgage backed securities and CMO's	—	—	382,920	382,920
Non mortgage asset-backed securities	—	278,384	130,610	408,994
Mutual funds and preferred stocks	40,269	98,266	—	138,535
State and municipal obligations	—	22,960	—	22,960
Small business administration securities	—	62,891	—	62,891
Other debt securities	—	2,818	3,943	6,761
Derivative assets	—	132	—	132

Total assets at fair value	$40,269	$1,756,361	$1,130,104	$2,926,734

FDIC warrant	$—	$—	$25,000	$25,000
Liability for PIUs	—	—	44,964	44,964
Derivative liabilities	—	42,629	78	42,707

Total liabilities at fair value	$—	$42,629	$70,042	$112,671

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18 Fair Value Measurements (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Treasury securities	$10,072	$—	$—	$10,072
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,288,643	—	1,288,643
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	475,003	475,003
Private label residential mortgage backed securities and CMO's	—	—	366,508	366,508
Non mortgage asset-backed securities	—	—	30,000	30,000
Mutual funds and preferred stocks	17,646	25,877	—	43,523
State and municipal obligations	—	23,106	—	23,106
Other debt securities	—	2,760	3,528	6,288
Derivative assets	—	1,517	—	1,517

Total assets at fair value	$27,718	$1,341,903	$875,039	$2,244,660

FDIC warrant	$—	$—	$3,168	$3,168
Liability for PIUs	—	—	8,793	8,793
Derivative liabilities	—	4,016	—	4,016

Total liabilities at fair value	$—	$4,016	$11,961	$15,977

        The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the year ended December 31, 2010 and the period ended December 31, 2009 (in thousands):

	December 31, 2010
	Re-Remics	Private Label Mortgage Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs	Derivative Liabilities
Balance at December 31, 2009	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)	$—
Gains (losses) for the period included in:
Net income	—	—	—	—	(21,832)	(36,171)	(78)
Other comprehensive income	16,677	16,081	375	634	—	—	—
Purchases	266,512	61,480	101,812	—	—	—	—
Sales	(29,969)	—	—	—	—	—	—
Settlements	(115,592)	(61,149)	(1,577)	(219)	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—	—

Balance at December 31, 2010	$612,631	$382,920	$130,610	$3,943	$(25,000)	$(44,964)	$(78)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18 Fair Value Measurements (Continued)

	December 31, 2009
	Re-Remics	Private Label Mortgage Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs
Balance at May 22, 2009	$—	$231,877	$—	$1,926	$(1,464)	$—
Gains (losses) for the period included in:
Net income	—	—	—	—	(1,704)	(8,793)
Other comprehensive income	(3,728)	46,743	—	1,400	—	—
Purchases	503,112	126,767	30,000	275	—	—
Sales	—	—	—	—	—	—
Settlements	(24,381)	(38,879)	—	(73)	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance at December 31, 2009	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)

        Changes in the fair value of the FDIC warrant are included in the income statement line item "Change in value of FDIC warrant", changes in the fair value of the liability for PIUs are included in the income statement line item "Employee compensation and benefits" and changes in the fair value of derivative liabilities are included in "Other non-interest expense".

  Assets and liabilities measured at fair value on a non-recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

        Collateral dependent impaired loans and OREO—The carrying amount of collateral dependent impaired loans is based on the fair value of the underlying collateral less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers' price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy. The following table presents assets for which nonrecurring changes in fair value have been recorded for the year ended December 31, 2010 and the period ended December 31, 2009 (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total	Gain (loss)
Other real estate owned	$—	$—	$206,680	$206,680	$16,131

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18 Fair Value Measurements (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total	Gain (loss)
Other real estate owned	$—	$—	$120,110	$120,110	$21,055

        The Company did not have any impaired loans whose carrying amounts were measured based on the fair value of underlying collateral during the year ended December 31, 2010 or the period ended December 31, 2009..

        The following table presents the carrying value and fair value of financial instruments as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$564,774	$564,774	$356,215	$356,215
Investment securities available for sale	2,926,602	2,926,602	2,243,143	2,243,143
Federal Home Loan Bank stock	217,408	217,408	243,334	243,334
Loans held for sale	2,659	2,674	—	—
Loans, net:
Covered	3,343,838	3,521,204	4,465,591	5,138,549
Non-covered	532,019	537,840	123,307	128,778
FDIC Indemnification asset	2,667,401	2,632,992	3,279,165	3,279,165
Income tax receivable	10,862	10,862	—	—
Accrued interest receivable	12,013	12,013	9,591	9,591
Derivative assets	132	132	1,517	1,517
Liabilities:
Deposits	$7,163,728	$7,202,975	$7,666,775	$7,690,422
Securities sold under agreements to repurchase	492	492	2,972	2,972
Federal Home Loan Bank advances	2,255,200	2,344,263	2,079,051	2,114,431
Due to FDIC	—	—	114,006	114,006
Accrued interest payable	8,425	8,425	12,561	12,561
Income taxes payable	—	—	82,701	82,701
Advance payments by borrowers for taxes and insurance	22,563	22,563	31,237	31,237
FDIC warrant	25,000	25,000	3,168	3,168
Liability for PIUs	44,964	44,964	8,793	8,793
Derivative liabilities	42,707	42,707	4,016	4,016
        The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

        The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18 Fair Value Measurements (Continued)

equivalents, income tax receivable, accrued interest receivable, securities sold under agreements to repurchase, due to FDIC, accrued interest payable and income taxes payable.

  Federal Home Loan Bank stock:

        There is no market for this stock, which can be liquidated only by redemption by the FHLB. The stock is carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value. FHLB stock is evaluated quarterly for potential impairment.

  Loans held for sale:

        The fair value of loans held for sale is based on pricing available in the secondary market for similar loans.

  Covered loans:

        Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan, whether or not the loan is amortizing and loan specific net realizable value analyses for certain commercial and commercial real estate loans. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates are based on current market rates for new originations of comparable loans and include adjustments for liquidity and credit risk premiums that the Company believes would be required by market participants.

  Non-covered loans:

        Fair values are estimated using a discounted cash flow analysis with a discount rate based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The allowance for loan losses is considered a reasonable estimate of the required adjustment to fair value to reflect the impact of credit risk. This estimate may not represent an exit value as defined in ASC 820.

  FDIC indemnification asset:

        The fair value of the FDIC indemnification asset has been estimated using a discounted cash flow technique incorporating assumptions about the timing and amount of future projected cash payments from the FDIC related to the resolution of covered assets. The factors that impact estimates of future cash flows are similar to those impacting estimated cash flows from covered loans described above. The discount rate is determined by adjusting the risk free rate to incorporate credit risk, uncertainty in the estimate of future cash flows and illiquidity.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 18 Fair Value Measurements (Continued)

  Deposits:

        The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow analysis based on rates currently offered for deposits of similar remaining maturities.

  FHLB advances:

        The fair value of the borrowings is estimated by discounting the future cash flows using the current rate at which borrowings with similar terms and remaining maturities could be obtained.

Note 19 Commitments and Contingencies

        The Company issues off-balance sheet financial instruments in connection with BankUnited's lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company's credit evaluation of the counterparty. The Company's maximum exposure to credit loss is represented by the contractual amount of these commitments. Amounts funded under non-cancelable commitments in effect at the date of the Acquisition are covered under the loss sharing agreements if certain conditions are met.

  Commitments to fund loans:

        These are agreements to lend funds to customers as long as there is no violation of any condition established in the contract. Commitments to fund loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of these commitments are expected to expire without being funded and, therefore, the total commitment amounts do not necessarily represent future liquidity requirements.

  Unfunded commitments under lines of credit:

        Unfunded commitments under lines of credit include consumer, commercial and commercial real estate lines of credit to existing customers. Many of these commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Some of these commitments may mature without being fully funded.

  Commercial and standby letters of credit:

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support trade transactions or guarantee arrangements. Fees collected on standby letters of credit represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 19 Commitments and Contingencies (Continued)

or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

        Total lending related commitments outstanding at December 31, 2010 were as follows (in thousands):

	Commitments
	Covered	Non-Covered	Total
Commitments to fund loans	$—	$270,461	$270,461
Unfunded commitments under lines of credit	170,380	149,361	319,741
Commercial and standby letters of credit	1,153	11,060	12,213

Total	$171,533	$430,882	$602,415

  Other Commitments

  Employment Agreements:

        The Company has employment agreements with certain members of senior management. The employment agreements, which establish the duties and compensation of the executives, have terms ranging from one year to three years, with provisions for extensions, and include specific provisions for salary, bonus, other benefits and termination payments in certain circumstances.

  Legal Proceedings

        The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if resolved adversely to the Company, would have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In October 2010, the Company reached a settlement with the FDIC regarding a dispute related to the purchase price assigned to certain investment securities acquired in the Acquisition. Under the terms of the settlement, the Company received $24.1 million from the FDIC. The amount received in this settlement is included in total non-interest income for the year ended December 31, 2010.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 20 Condensed Financial Statements of the Parent Company

        Condensed financial statements of BankUnited, Inc. are presented below (in thousands):

  Condensed Balance Sheets

	December 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$83,236	$27,717
Investment in subsidiaries	1,209,661	1,055,196
Due from subsidiaries	32,574	7,323
Deferred tax asset, net	12,574	13,623
Other assets	3,329	3,167

Total assets	$1,341,374	$1,107,026

Liabilities and Stockholder's Equity:
Liability for profits interest units of BUFH	$44,964	$8,793
FDIC warrant liability	25,000	3,168
Other liabilities	17,902	805

Total liabilities	87,866	12,766

Stockholder's equity	1,253,508	1,094,260

Total liabilities and stockholder's equity	$1,341,374	$1,107,026

  Condensed Statements of Income

	Year Ended December 31, 2010	Period from April 28, 2009 Through December 31, 2009
Income:
Service fees from subsidiaries	$25,797	$3,183
Equity in earnings of subsidiaries	209,753	152,943

Total	235,550	156,126

Expense:
Employee compensation and benefits	41,817	12,124
Acquisition related costs	—	39,800
Other	3,425	1,111

Total	45,242	53,035

Income before income taxes	190,308	103,091
Provision (benefit) for income taxes	5,573	(15,955)

Net income	$184,735	$119,046

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 20 Condensed Financial Statements of the Parent Company (Continued)

  Condensed Statements of Cash Flows

	Year Ended December 31, 2010	Period from April 28, 2009 Through December 31, 2009
Cash flows from operating activities:
Net income	$184,735	$119,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of dividends	(149,753)	(152,943)
Stock-based compensation	1,301	210
Change in fair value of equity instruments classified as liabilities	35,062	10,497
Depreciation and amortization	100	—
Deferred income taxes	1,049	(13,057)
Increase in due from subsidiaries	(25,251)	(6,424)
Decrease (increase) in other assets	461	(3,167)
Increase in other liabilities	26,038	805

Net cash provided by (used in) operating activities	73,742	(45,033)

Cash flows from investing activities:
Capital contributions to subsidiary	—	(875,000)
Purchase of office properties and equipment	(723)	—

Net cash used in investing activities	(723)	(875,000)

Cash flows from financing activities:
Capital contribution	2,500	947,750
Dividends paid	(20,000)	—

Net cash (used in) provided by financing activities	(17,500)	947,750

Net increase in cash and cash equivalents	55,519	27,717
Cash and cash equivalents, beginning of period	27,717	—

Cash and cash equivalents, end of period	$83,236	$27,717

Supplemental schedule of non-cash investing and financing activities:

Dividends declared	$14,000	$—

        BankUnited, Inc.'s investment in the Bank totaled $1,208,706 (in thousands) at December 31, 2010. Dividends received by BankUnited, Inc. from the Bank totaled $60 million for the year ended December 31, 2010. No dividends were paid by the Bank to BankUnited, Inc. during the period ended December 31, 2009.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

Note 21 Subsequent Events

        Subsequent events have been evaluated for potential recognition and disclosure through the date that the consolidated financial statements were filed with the Securities and Exchange Commission.

  Stock split

        As discussed in Note 16, the Board of Directors authorized a 10-for-1 split of the Company's outstanding common shares effective January 10, 2011.

  Initial public offering

        On February 2, 2011, the Company closed its IPO of 33,350,000 shares of common stock at $27.00 per share. In the offering, the Company sold 4,000,000 shares and selling stockholders sold 29,350,000 shares. Proceeds received by the Company on the sale of the 4,000,000 shares amounted to $102,600,000, net of underwriting discounts. Immediately prior to the completion of the offering, a reorganization was effected in accordance with BUFH's LLC agreement, pursuant to which all equity interests in the Company were distributed to the members of BUFH and BUFH was liquidated.

        Immediately prior to the IPO, all issued and outstanding IRR-based PIUs were vested. The time-based and IRR-based PIUs outstanding were exchanged for 1,931,745 restricted shares and 3,863,491 unrestricted shares of the Company's common stock, 3,023,314 vested stock options and 1,511,656 unvested stock options. In January, 2011, the Company recorded approximately $110.4 million in compensation expense related to the exchange and the vesting of the IRR-based PIUs. This expense, which is not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.

  FDIC warrant

        In February, 2011, the Company redeemed the FDIC warrant for its agreed upon value of $25.0 million in cash.

  Dividends

        In March, 2011, the Company's Board of Directors approved the payment of a quarterly dividend on its common stock of $0.14 per share payable on April 15, 2011 to holders of record as of April 1, 2011.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Stockholders of BankUnited, Inc.:

        We have audited the accompanying consolidated statements of financial condition of BankUnited FSB and its subsidiaries (the "Bank") as of May 21, 2009, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholder's equity (deficit), and of cash flows for the period from October 1, 2008 through May 21, 2009 and the fiscal year ended September 30, 2008. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bank and its subsidiaries at May 21, 2009, and the results of their operations and their cash flows for the period from October 1, 2008 through May 21, 2009 and the fiscal year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Office of Thrift Supervision seized the Bank on May 21, 2009, and named the Federal Deposit Insurance Corporation ("FDIC") as receiver. Immediately thereafter, substantially all assets and liabilities were acquired by BankUnited, a wholly-owned subsidiary of BankUnited, Inc.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
October 27, 2010

BANKUNITED, FSB AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of May 21, 2009

(In thousands)

May 21, 2009
ASSETS
Cash and due from banks	$215,941
Due from Federal Reserve Bank	919,755
Federal funds sold	7,584

Cash and cash equivalents	1,143,280
Investment securities available for sale, at fair value	538,944
Federal Home Loan Bank stock	243,334
Loans held for sale	788
Loans held in portfolio, net of discounts, premiums and deferred costs	11,014,215
Allowance for loan losses	(1,227,173)

Loans held in portfolio, net	9,787,042
Bank owned life insurance	129,111
Other real estate owned	177,679
Deferred tax asset, net	—
Goodwill and other intangible assets	28,353
Other assets	212,331

Total assets	$12,260,862

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Liabilities:
Demand deposits:
Non-interest bearing	$247,646
Interest bearing	155,906
Savings and money market	1,682,937
Certificates of deposits	6,469,418

Total deposits	8,555,907
Securities sold under agreements to repurchase	1,310
Advances from Federal Home Loan Bank	4,429,350
Deferred tax liability	—
Income taxes payable	—
Advance payments by borrowers for taxes and insurance	52,362
Other liabilities	110,906

Total liabilities	13,149,835

Commitments and contingencies
Stockholder's Equity (Deficit)
Common Stock, $0.01 par value, 100 shares authorized, issued and outstanding	—
Paid-in capital	793,928
Retained earnings (deficit)	(1,589,662)
Accumulated other comprehensive loss, net of tax	(93,239)

Total stockholder's equity (deficit)	(888,973)

Total liabilities and stockholder's equity (deficit)	$12,260,862

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, FSB AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Period from October 1, 2008 through May 21, 2009, and the Year Ended
September 30, 2008

(In thousands, except per share amounts)

	Period from October 1, 2008 through May 21, 2009	Year Ended September 30, 2008
Interest income:
Interest and fees on loans	$312,994	$762,170
Interest and dividends on investment securities available for sale	22,407	50,434
Interest and dividends on other interest-earning assets	3,667	21,856

Total interest income	339,068	834,460

Interest expense:
Interest on deposits	199,570	292,855
Interest on borrowings	133,822	262,739

Total interest expense	333,392	555,594

Net interest income before provision for loan losses	5,676	278,866
Provision for loan losses	919,139	856,374

Net interest income (loss) after provision for loan losses	(913,463)	(577,508)

Non-interest income (loss):
Other than temporary impairment on investment securities available for sale	(68,609)	(142,035)
Amortization and impairment of mortgage servicing rights	(26,595)	(8,434)
Gain (loss) on sale of loans, net	196	(9,784)
Service charges	11,796	25,136
Gain (loss) on sale of investments, net	39	(1,465)
Other non-interest income	1,742	7,723

Total non-interest income (loss)	(81,431)	(128,859)

Non-interest expense:
Employee compensation and benefits	51,695	88,893
Occupancy and equipment	25,247	46,743
Impairment and other real estate owned related expense	73,439	40,650
Professional fees	10,062	8,910
Foreclosure expense	4,907	6,007
Deposit insurance expense	38,299	6,147
Telecommunications and data processing	9,573	13,536
Other non-interest expense	25,181	35,594

Total non-interest expense	238,403	246,480

Income (loss) before income taxes	(1,233,297)	(952,847)
Income tax expense (benefit)	—	(94,462)

Net income (loss)	$(1,233,297)	$(858,385)

Earnings (Loss) Per Share:
Basic	$(12,332,970)	$(8,583,850)

Weighted average number of common shares outstanding:
Basic	100	100

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, FSB AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period from October 1, 2008 through May 21, 2009, and the Year Ended
September 30, 2008

(In thousands)

	Period from October 1, 2008 through May 21, 2009	Year Ended September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(1,233,297)	$(858,385)
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Provision for loan losses	919,139	856,374
Provision for recourse liability on loans sold	—	12,400
Negative amortization of option adjustable rate mortgage payment loans	(28,198)	(161,664)
Other-than-temporary impairment on investment securities	68,609	142,035
Impairment of other real estate owned	38,742	22,749
Depreciation and amortization	7,791	15,330
Amortization of fees, discounts and premiums, net	10,886	53,930
Amortization of mortgage servicing rights	1,596	5,391
Impairment of mortgage servicing rights	24,999	3,043
Increase in bank owned life insurance cash surrender value	(2,155)	(4,856)
Net loss on sale of other real estate owned and other assets	22,211	8,784
Net (gain) loss on sale of loans	(113)	3,857
Net gain on sale of loans held for sale	(83)	(6,473)
Net (gain) loss on sale of investment securities available for sale	(39)	414
Deferred tax expense (benefit)	50,306	(78,486)
Other:
Proceeds from sale of loans held for sale, including those sold as mortgage-backed securities	45,140	1,160,121
Loans originated for sale, net of repayments	(35,795)	(999,505)
Increase (decrease) in other assets	510	(117,503)
Increase in other liabilities	25,405	19,505

Net cash (used in) provided by operating activities	(84,346)	77,061

Cash flows from investing activities:
Purchase of investment securities available for sale	(10,427)	(213,414)
Proceeds from repayments of investment securities available for sale	96,428	270,345
Proceeds from sale of investment securities available for sale	9,847	124,357
Proceeds from sale of loans held in portfolio	7,563	—
Net decrease (increase) in loans held in portfolio	340,767	369,153
Purchase of Federal Home Loan Bank stock	(113)	(43,045)
Proceed from repayments of Federal Home Loan Bank stock	19,350	85,859
Purchase of office properties and equipment	(828)	(7,221)
Proceeds from sale of other real estate owned and other assets	107,089	63,723

Net cash provided by (used in) investing activities	569,676	649,757

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, FSB AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Period from October 1, 2008 through May 21, 2009, and the Year Ended
September 30, 2008

(In thousands)

	Period from October 1, 2008 through May 21, 2009	Year Ended September 30, 2008
Cash flows from financing activities:
Net increase in deposits	379,090	871,029
Additions to Federal Home Loan Bank advances	50,000	3,045,000
Repayments of Federal Home Loan Bank advances	(900,000)	(4,000,010)
Capital contribution from parent	—	160,000
Net decrease in securities sold under repurchase agreements	(55,620)	(86,142)
(Decrease) increase in advances from borrowers for taxes and insurance	(38,861)	(6,232)
Dividends paid on stock	(5)	(2)

Net cash (used in) provided by financing activities	(565,396)	(16,357)

(Decrease) increase in cash and cash equivalents	(80,066)	710,461
Cash and cash equivalents at beginning of period	1,223,346	512,885

Cash and cash equivalents at end of period	$1,143,280	$1,223,346

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowings	$317,614	$556,783

Income taxes (received) paid	$(45,712)	$—

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to real estate owned	$209,694	$202,520

Transfers of loans held for sale to portfolio	$—	$19,919

Transfer of loans from portfolio to loans held for sale	$7,459	$242

Capital contribution receivable from parent	$—	$—

Exchange loans for mortgages backed securities	$—	$776,796

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, FSB AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

For the Period from October 1, 2008 through May 21, 2009, and the Year Ended
September 30, 2008

(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at September 30, 2007	$—	$713,928	$502,027	$(13,153)	$1,202,802
Capital contribution		80,000			80,000
Comprehensive loss:
Net loss			(858,385)		(858,385)
Other comprehensive income				(25,645)	(25,645)

Total comprehensive loss					(884,030)
Payment of cash dividends			(2)		(2)

Balance at September 30, 2008	—	793,928	(356,360)	(38,798)	398,770

Comprehensive loss:
Net loss			(1,233,297)		(1,233,297)
Other comprehensive income				(54,441)	(54,441)

Total comprehensive loss					(1,287,738)
Payment of cash dividends			(5)		(5)

Balance at May 21, 2009	$—	$793,928	$(1,589,662)	$(93,239)	$(888,973)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, FSB AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

For the Period from October 1, 2008 through May 21, 2009, and the Year Ended
September 30, 2008

(In thousands)

	Period from October 1, 2008 through May 21, 2009	Year Ended September 30, 2008
Net income (loss)	$(1,233,297)	$(858,385)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period on securities, net of tax expense (benefit)(1)	(65,914)	(37,303)
Unrealized losses on cash flow hedges, net of tax benefit(1)	—	—
Less reclassification adjustment for:
Realized losses on securities sold included in net income, net of tax benefit(1)	(22)	(414)
Other-than-temporary impairment on investment securities included in net income (loss), net of tax benefit(1)	(11,451)	(11,258)
Realized gains on cash flow hedges, net of tax expense(1)	—	14

Total other comprehensive income (loss), net of tax	(54,441)	(25,645)

Total comprehensive income (loss)	$(1,287,738)	$(884,030)

(1)
Tax benefit related to 2009 and 2008 unrealized net losses on securities was completely reserved for by a valuation allowance and therefore these years do not show any tax benefit related to investment securities. The following table summarizes the related tax expense (benefit) for the period ended May 21, 2009, and September 30, 2008 (in thousands):

	Period from October 1, 2008 through May 21, 2009		Year Ended September 30, 2008
	Deferred Tax Expense (Benefit)	Deferred Tax Asset Valuation Allowance	Deferred Tax Expense (Benefit)	Deferred Tax Asset Valuation Allowance
Unrealized gains (losses) arising during the period on securities	$(35,492)	$35,492	$(20,086)	$20,086
Unrealized losses on cash flow hedges	—	—	—	—
Realized losses on securities sold included in net income	(12)	12	(223)	223
Other-than-temporary impairment on investment securities included in net income (loss)	(6,166)	6,166	(6,062)	6,062
Realized gains on cash flow hedges	—	—		(7)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

        BankUnited, FSB ("BankUnited" or the "Bank") was founded in 1984 and offers a full range of consumer and commercial banking products and services to individual and corporate customers through its branch network in Florida. The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries Bay Holdings, Inc., CRE Properties Inc., T&D Properties of South Florida, Inc. and BU Delaware, Inc. and its wholly- owned subsidiary BU REIT, Inc. BankUnited Financial Corporation ("BKUNA"), the parent company, is a Florida corporation organized in 1993 as the holding company for the Bank.

        At the close of business on May 21, 2009, the Bank was seized by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC") was appointed as Receiver. Immediately thereafter, a de novo institution ("New BankUnited") acquired certain assets and assumed certain liabilities of the former BankUnited. The change in control of the Bank may affect the accounting policies followed by the Bank under its new ownership.

  Regulatory Matters

        On September 19, 2008, the Bank reached an agreement with the Office of Thrift Supervision (the "OTS") on regulatory consent orders (the "Orders"). The Orders, among other things, required that BankUnited continue its capital augmentation plan to raise additional capital and to provide an alternative capital strategy to be implemented in the event the capital raising efforts in the capital augmentation plan are unsuccessful (together, the "Capital Plan"). The Capital Plan was approved by the OTS, and on November 1, 2008, the Bank's Board of Directors ("Board") approved and adopted the Capital Plan and began its implementation. Additionally, the Orders required that the Bank's Board prepare and submit to the OTS a comprehensive business plan covering the last three months of calendar year 2008, all of calendar years 2009 and 2010, and the first three quarters of calendar 2011 ("Business Plan"). The Business Plan includes a detailed description of the Bank's plans to improve earnings, preserve and enhance capital and franchise value, and strengthen liquidity.

        The Orders required the Bank to meet and maintain a minimum Tier One Core Capital Ratio of 7% and a minimum total Risk-Based Capital Ratio of 14% on and after December 31, 2008. As of December 31, 2008, due primarily to establishing reserves for loan losses and its inability to raise additional equity, the Bank was not in compliance with the capital ratios as required by the Orders. As a result, the Bank was subject to enforcement action by federal regulators, including placing the Bank into receivership.

        The Orders prohibit the Bank from paying dividends or capital distributions without receiving the prior written approval of the OTS. The Orders also require, among other things, that BankUnited notify the OTS prior to adding directors or senior executive officers; limit certain kinds of severance and indemnification payments; and obtain OTS approval before entering into, renewing, extending, or revising any compensatory or benefits arrangements with any director or officer.

        Additionally, the Orders required the Bank to restrict or prohibit the origination of payment option adjustable rate mortgages ("option ARM loans"), prepare a plan to ensure the Bank maintains and adheres to its allowance for loan losses policies, procedures, time frames and calculation inputs; restricts assets growth; and appoint a regulatory compliance committee.

        Effective April 14, 2009, the Board entered into a Stipulation and Consent to Prompt Corrective Action Directive ("PCA Directive") with the OTS. The PCA Directive addresses the Bank's failure to

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

operate under an accepted capital restoration plan and imposes various corrective measures and operational limitations mandated by statute. As of January 30, 2009, the Bank was critically undercapitalized for purposes of the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. The PCA Directive was issued when the OTS notified the Bank that its previously filed capital restoration plan was unacceptable and directs the Bank to be recapitalized by a merger with or an acquisition by another financial institution or another entity, or through the sale of all or substantially all of the Bank's assets and liabilities to another financial institution or another entity within twenty days pursuant to a written definitive agreement, which the Bank is required to execute within fifteen days of the effective date of the PCA Directive, unless such timeframes are extended in writing by the OTS.

  Accounting Estimates and Assumptions

        The accounting and reporting policies of the Bank and the methods of applying those policies that materially affect the accompanying consolidated financial statements conform with accounting principles generally accepted in the United States ("GAAP") and where applicable to general practices in the banking industry or guidelines prescribed by regulatory agencies. The consolidated financial statements of the Bank include the accounts of BankUnited, FSB and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and valuation and disclosures of contingent assets and liabilities. Management has made significant estimates in certain areas, including the determination of the allowance for loan losses, reserve for recourse liability for loans sold, valuing certain financial instruments and other assets, the valuation of mortgage servicing rights, the determination of other-than-temporary impairment losses on available-for-sale investment securities, determination of the valuation allowance for deferred tax assets and goodwill impairment. Actual results could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

  Financial Statement Reclassifications

        Certain prior period amounts have been reclassified to conform to the May 21, 2009 consolidated financial statements presentation.

  Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard changed key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This standard did not require any new fair value measurement. The Bank adopted this statement for its financial assets and liabilities effective October 1, 2008. The adoption of this statement did not have a material effect on the Bank's consolidated financial statements.

        The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is defined as the price that would be

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record other financial assets at fair value on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.

        In February 2007, the FASB issued a new accounting standard on the fair value option for financial assets and financial liabilities. This standard allows the Bank an irrevocable option for measurement of eligible financial assets or financial liabilities at fair value on an instrument by instrument basis (the fair value option). Subsequent to the initial adoption of the standard, which the Bank adopted effective October 1, 2008, the Bank may elect to account for eligible financial assets and financial liabilities at fair value. Such an election may be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur. The Bank has not elected the fair value option for any eligible financial instrument during the period ended May 21, 2009.

        A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The fair value hierarchy distinguishes between assumptions developed based on market data obtained from independent sources (observable inputs) and assumptions made by the Bank about market participant assumptions (unobservable inputs). It is the Bank's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Because no active market exists for a portion of the Bank's financial assets, fair value estimates are subjective in nature. Additionally, the fair value estimates do not necessarily reflect the price that the Bank might receive if it were to sell at one time its entire holding of a particular financial instrument.

        Fair value is based on quoted prices in an active market when available. In certain cases where a quoted price for an asset or liability is not available, the Bank uses quoted market prices for comparable or similar securities, and when not available, uses internal valuation models to estimate its fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities and pricing spreads utilizing market-based inputs where readily available. The Bank's estimates of fair value reflect inputs and assumptions which management believes are comparable to those that would be used by other market participants. As an estimate, the fair value cannot be determined with precision and may not be realized in an actual sale or transfer of the asset or liability in a current market exchange.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash, Federal Home Loan Bank ("FHLB") overnight deposits, federal funds sold and securities purchased under agreements to resell with original maturities of three months or less. The collateral held by the Bank for securities purchased under agreements to resell consists of the securities underlying those agreements.

        The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its net transaction accounts. As of May 21, 2009, cash reserves maintained by the Bank at the Federal Reserve Bank for this purpose exceeded this requirement.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

  Investment Securities Available for Sale

        Investment securities available for sale are carried at fair value, net of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes (benefit). Gains or losses on sales of investment and mortgage-backed securities available for sale are recognized on the specific identification basis.

        The Bank reviews available for sale securities for impairment on a quarterly basis or more frequently if events and circumstances indicate that a potential loss may have occurred. An investment security is impaired if its fair value is lower than its amortized cost basis. The Bank considers many factors in determining whether the decline in fair value below amortized cost is an other-than-temporary impairment ("OTTI"), including, but not limited to, adverse changes in expected cash flows, the length of time and extent to which the fair value has been less than amortized cost, the Bank's intent and ability to hold the security for a period of time sufficient for a recovery in value and issuer-specific factors such as the issuer's financial condition, external credit ratings and general market conditions.

        The Bank uses third party sources to assist in the determination of the fair value of its investment securities, which are subject to validation procedures performed by management. The third-party pricing sources use proprietary models to determine the fair value of the Bank's collateralized mortgage obligations and mortgage pass-through certificates. Management reviews and documents all assumptions used by both internal and third party sources to ensure they are market based and reflective of the structural and collateral characteristics of the respective securities.

  Loans Receivable

  Loans held in portfolio

        The Bank's loans held in portfolio consists primarily of real estate loans collateralized by first mortgages and also includes commercial real estate, commercial land, consumer and home equity loans and lines of credit. Loans held in portfolio are loans which management has the intent and ability to hold for the foreseeable future, are considered held for investment, and, accordingly, are carried at amortized cost. The length of the foreseeable future is a management judgment which is determined based on the type of loan, asset/liability strategies, including available investment opportunities and funding sources, expected liquidity demands, long-term business strategies and current economic and market conditions. Evaluation of these factors requires a significant degree of judgment. Management's view of the foreseeable future may change based on changes in these conditions.

  Mortgage loans held for sale

        BankUnited originates loans that are held for sale in the secondary market to government-sponsored entities and other investors. Loans held for sale are recorded at the lower of cost or fair value, determined in the aggregate, or at fair value when they are designated as the hedged item in a hedging relationship. Origination fees and costs for loans held for sale are capitalized as part of the cost of the loan. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When market data is not available, the Bank estimates fair value based on third party indications of fair value, which may also include adjustments made for specific loan

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

characteristics. Management reviews and documents all assumptions used by both internal and third party sources to ensure they are market based and reflective of the structural and collateral characteristics of the respective assets. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the consolidated statements of operations.

        BankUnited transfers certain residential mortgage loans to the held for sale classification at the lower of cost or fair value. At the time of transfer, any losses are recorded as a component of noninterest income, with subsequent losses also recorded as a component of noninterest income in the consolidated statements of operations. BankUnited may also transfer loans from held for sale to held in portfolio. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recorded as a component of noninterest income. Subsequently the discount on the loan is recognized as an adjustment to yield using the interest method. Triggers for transfer of loans to the held for sale category would include loans for which the Bank no longer had the intent or ability to hold the loans for the foreseeable future, or to maturity. Triggers for transfers to held in portfolio would include those loans that are no longer saleable due to credit, performance, or market conditions.

  Non-Accrual Loans

        The Bank typically classifies loans as nonaccrual when one of the following events occurs: (i) interest or principal has been in default, unless the loan is well-secured and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. Consumer and residential mortgage loans are typically placed on nonaccrual when payments have been in default more than 150 days. All other loans are typically placed on nonaccrual when the loans become 90 days past due, or the collection of principal or interest is deemed doubtful.

        When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized at the end of the loan term after the principal has been reduced to zero, depending on the type of loan. If and when borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status. If a nonaccrual loan is returned to accruing status, the accrued interest at the date the loan is placed on nonaccrual status, and foregone interest during the nonaccrual period, are recorded as interest income only after all principal has been collected for commercial real estate and commercial loans. For residential mortgage loans and consumer loans, the accrued interest at the date the loan is placed on nonaccrual status, and forgone interest during the nonaccrual period, are recorded as interest income as of the date the loan no longer meets the applicable criteria.

        Loans whose terms have been modified in troubled debt restructurings are placed on nonaccrual status, until the Bank determines that future collection of principal and interest is reasonably assured. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. Payment performance immediately prior to the restructuring may be considered when making this determination. Where the borrower of a restructured residential mortgage loan has no history of missed payments for at least six months prior to the restructuring, the loans remain on accrual status at the time of the modification.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

  Impaired Loans

        Loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. When a loan is deemed impaired, the amount of specific allowance required is measured by a complete analysis of the most probable source of repayment, including the present value of the loan's expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan's estimated fair value. In these measurements, the Bank uses assumptions and methodologies that are relevant to estimating the level of impairment and unrealized losses in the loan portfolio. To the extent that the data supporting such assumptions has limitations, management's judgment and experience play a key role in recording the specific allowance estimates. BankUnited generally applies cash receipts on impaired loans not performing according to contractual terms to reduce the carrying value of the loan, unless the Bank believes it will recover the remaining principal balance of the loan, in which case the Bank may recognize interest income. The Bank includes impairment losses in the allowance for loan losses through a charge to provision for loan losses.

        The Bank accounts for loans as troubled debt restructurings, when due to a deterioration in a borrower's financial position, the Bank grants concessions that would not otherwise be considered. Troubled debt restructured loans are tested for impairment and where the borrower has no history of missed payments for six months prior to the restructuring, the loan remains on accrual status at the time of the modification. Other troubled debt restructured loans are placed in nonaccrual status at the time of the modifications. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectible, the loans are returned to accrual status.

  Allowance for Loan Losses

        The Bank's allowance for loan losses is established for both performing loans and non-performing loans. BankUnited's allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information relating to the risks inherent in BankUnited's loan portfolio. In evaluating the allowance for loan losses, management evaluates both quantitative and qualitative elements which may require the exercise of judgment. When evaluating loan loss allowances, management reviews performing and non-performing loans separately.

        Additions to the allowance are made by provisions charged to current operations. The allowance is decreased by charge-offs due to losses and increased by recoveries.

        For commercial loans and commercial loans secured by real estate, losses are recognized at the time they are identified. For the period ended May 21, 2009 and for the fiscal year ended September 30, 2008, losses on one-to-four family residential loans were charged-off at the time they become 270 days past due. The amount of the loss equals the excess of the recorded investment in the loan over estimated the fair value of the collateral, less costs to sell. Previously, the Bank's policy was to recognize charge-offs as the losses on one-to-four family residential loans were identified at the

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

completion of the foreclosure process and repossession of the collateral, which could be an undetermined length of time, generally in excess of 270 days.

        The Bank's policy is to fully reserve the entire balance of home equity lines when they reached 91 days delinquent, and recognize charge-offs as the losses were identified. Subsequent to September 30, 2007, the policy was revised to continue to fully reserve for loans at 91 days past due and require that loans that reach 270 days delinquent be charged-off.

        Recoveries are reported at the time received, except for balances recoverable under mortgage insurance policies. Recoveries under mortgage insurance policies are recorded at the time collection of the claim from the mortgage insurance company is deemed probable. Claims are deemed probable of collection at approximately the time of repossession of the property and the filing of the claim. Recoveries under mortgage insurance policies are reported at the lesser of the amount of the loss for the related loan or the amount recoverable under the mortgage insurance policy, net of a valuation allowance for potential rejections of mortgage insurance claims.

  Reserve for Recourse Liability for Loans Sold

        The Bank has established a reserve for recourse liability for loans sold. The reserve is established and maintained at a level management deems prudent and adequate to cover probable losses under representations and warranties on loans securitized or sold. The reserve is based upon periodic evaluation of current information relating to the inherent risks, and takes into account historical experiences and trends, and current and projected market, industry, and economic conditions.

  Unearned Discounts, Premiums, and Deferred Costs

        Loan origination fees and certain direct loan origination costs are included in the carrying value of loans, and amortized over the contractual maturities of the loans as an adjustment to interest income. Prepayments of loans result in acceleration of the amortization of these items. Commitment fees and costs relating to commitments are recognized over the commitment period. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

  FHLB Stock and Other Earning Assets

        The Bank's investment in the stock of the FHLB Atlanta is carried at cost since these are restricted securities. Periodically and as conditions warrant, the Bank reviews its investment in FHLB stock for impairment and adjusts the carrying value of the investment if it is determined to be impaired.

  Office Properties and Equipment, net

        Office properties and equipment are carried at cost less accumulated depreciation. Building and leasehold improvements are carried at amortized cost. The estimated useful life of newly constructed branch office buildings is 30 years. The lives of improvements to existing buildings are based on the lesser of the remaining life of the original building or the useful life of the improvement. Leasehold improvements are amortized over the shorter of the expected term of the lease at inception, considering options to extend that are reasonably assured, or their useful lives, whichever is shorter.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

The estimated useful life for furniture, fixtures and equipment is 7 - 10 years, and for computer equipment and software is 3 - 5 years. Depreciation is calculated based on the straight line method using the estimated service lives of the assets. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized.

  Other Real Estate Owned

        Property acquired through foreclosure or deed in lieu of foreclosure is initially recorded at estimated fair value, based on independent appraisal by third parties, less estimated costs to sell the property. Any excess of the loan balance over the fair value less estimated costs to sell the property is charged to the allowance for loan losses at the time of foreclosure. The carrying value is reviewed periodically and, when necessary, any decline in the value of the real estate less estimated cost to sell is charged to operations. Significant property improvements, which enhance the salability of the property, are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred. The amount the Bank ultimately recovers from foreclosed properties may differ substantially from the net carrying value of these assets because of future market factors that are beyond its control or because of changes in the Bank's strategy for sale of the properties.

  Mortgage Servicing Rights and Transfers

  Mortgage Servicing Rights

        BankUnited recognizes mortgage servicing rights ("MSR") as an asset when it sells loans and retains the right to service those loans. The value of servicing assets is derived from estimated future revenues from contractually specified servicing fees, late charges, prepayment fees and other ancillary revenues that are expected to be more than adequate compensation to cover the costs associated with performing the service, and is generally expressed as a percent of the unpaid principal balance of the loans being serviced. Estimated future revenues are determined using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and cash flows. MSR assets are carried at the lower of aggregate cost or market and amortized in proportion to and over the period of estimated net servicing income. BankUnited charges impairment as a direct write-down of its MSR assets. BankUnited does not currently utilize a valuation allowance for recognizing impairment of its MSR assets. BankUnited assesses the MSR assets for impairment on a disaggregated basis by strata based on the fair value of those assets.

        The estimated fair value of mortgage servicing rights is estimated using various assumptions including future cash flows, market discount rates, as well as expected prepayment rates, servicing costs and other factors. Changes in these factors could result in impairment of the servicing asset and a charge against earnings. For purposes of evaluating impairment, the Bank stratifies its mortgage servicing portfolio on the basis of certain risk characteristics, including loan type. Impairment related to mortgage servicing rights is recorded in other non-interest income. Contractually specified servicing fees, late fees and other ancillary income related to the servicing of mortgage loans are recorded in other non-interest income.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

  Transfers

        When BankUnited sells (transfers) mortgage loans for securitization it may acquire beneficial interests in the securities created as well as the rights to service the loans underlying the securities. Gains or losses on these transactions are recognized only for the portion of securities that are not acquired by BankUnited. Expenses related to the transaction are not deferred but are included in the gain or loss calculation. The book values of securities retained by BankUnited are based on their relative fair values at the date of transfer. BankUnited classifies retained securities as available for sale in its consolidated balance sheets, which are carried at fair value. BankUnited obtains fair values of its retained securities, at both the date of securitization and at each reporting date, from independent third parties.

  Goodwill

        Goodwill represents the excess of purchase price over the fair value of net assets acquired. The excess purchase price, which is related to banking acquisitions, is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value.

        The goodwill impairment test is performed in two phases during the fourth quarter of each fiscal year (performed as of May 21, 2009 for the period then ended). The first phase is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined based upon the present value of estimated future cash flows, using a discount rate that approximates the cost of capital in the industry in which the Bank operates. If the fair value is less than the carrying value, then the second phase is required to identify the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to the implied fair value.

        Performing an impairment test involves estimating the fair value of a reporting unit, which requires the Bank to make assumptions about future market conditions and its ability to perform as planned. When available, the Bank uses external data in its assumptions.

  Bank Owned Life Insurance

        Bank owned life insurance is carried at an amount that could be realized under the insurance contract as of the date of the consolidated balance sheets. The change in contract value is recorded as an adjustment to the premiums paid in determining the expense or income to be recognized under the contract.

  Income Taxes

        BankUnited and its subsidiaries, other than BU REIT, Inc., are part of the consolidated federal income tax return of BKUNA. BKUNA, BankUnited and its subsidiaries filed separate income tax returns in various state jurisdictions through fiscal year 2006. Beginning with the taxable year ended September 30, 2007, BKUNA, BankUnited and its subsidiaries filed combined state income tax returns where combined filings are required for companies that are considered to be unitary with related

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

entities. The Bank and its subsidiaries have a Tax Sharing Agreement with BKUNA, whereby the Bank pays to or receives cash from BKUNA as if the Bank filed separate tax returns. Any amount of current tax due to or receivable from BKUNA is included in their intercompany balance. Income taxes are accounted for on a separate return basis.

        The Bank accounts for income taxes using the asset and liability method, recording deferred tax assets and liabilities by applying federal and state statutory tax rates currently in effect to its cumulative temporary differences. Temporary differences are differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Under the asset and liability method, income tax expense or benefit is comprised of the current and deferred tax provisions (benefit) for the year. The current tax provision (benefit) represents amounts that are payable to or receivable from taxing authorities based on current year taxable income or loss. The deferred tax provision (benefit) reflects changes in deferred tax assets and liabilities during the year as a result of current year operations.

        Generally accepted accounting principles require that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realization of the deferred tax asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years' carry-backs, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted. In computing the income tax provision, the Bank evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance.

        The Bank recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Bank must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Bank measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Bank recognizes interest and penalties related to uncertain tax benefits in its provision for income taxes. At May 21, 2009 and September 30, 2008 there were no significant uncertain tax positions.

  Earnings (Loss) per Share

        Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding during the period, plus the dilutive effect of securities or other contracts to issue common stock ("common share equivalents"). Common share equivalents are excluded from the computation of earnings (loss) per share in periods in which they have an anti-dilutive effect. The Bank does not have securities which

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

qualify as common share equivalents that could potentially dilute earnings per share; therefore the weighted average number of shares used to compute basic and diluted income (loss) per share is the same.

  Segment Reporting

        Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of BankUnited's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute BankUnited's only operating segment.

  Derivative Instruments Held for Purposes Other than Trading

        BankUnited enters into derivative contracts as a means of reducing its interest rate exposures. No derivatives are held for trading purposes. At inception these contracts are evaluated in order to determine if they qualify for hedge accounting. The hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship is recognized in non-interest expense in the period in which it arises. All derivatives are valued at fair value and included in other assets or other liabilities. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. The fair value of cash flow hedges related to forecasted transactions is recognized in non-interest expense in the period when the forecasted transaction occurs. Any ineffectiveness related to cash flow-hedges is recorded in interest expense.

        Residential mortgage loan commitments related to loans to be sold and forward sales contracts for loans to be sold are accounted for as derivatives at fair value. The commitments and forward sales contracts are recorded as either assets or liabilities in the consolidated balance sheets with the changes in fair value recorded in non-interest expense.

  Accounting Policies Recently Adopted and Pending Adoption

        As discussed in Note 1 to the consolidated financial statements, BankUnited was closed by the OTS on May 21, 2009. The impact of accounting policies pending adoption is dependent upon the method of application of those policies by New BankUnited management.

        In April 2009, the FASB issued new guidance regarding the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities.

        In May 2009, the FASB issued new guidance regarding subsequent events. The new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

        In June 2009, the FASB issued new guidance impacting transfers and servicing of financial assets. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This guidance is effective for financial asset transfers occurring after December 31, 2009.

        In June 2009, the FASB issued new guidance impacting consolidation of variable interest entities. The objective of this guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective as of January 1, 2010.

        Effective July 1, 2009, the Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification ("ASC" or "Codification") as the source of authoritative GAAP for companies to use in the preparation of financial statements. The guidance contained in the Codification supersedes all existing accounting and reporting standards for public and non-public companies.

        In August 2009, the FASB amended the measurement of liabilities at fair value and related disclosures. The amendment provides additional guidance on how to measure the fair value of a liability. The amendment clarifies that when estimating the fair value of a liability the entity is not required to include a separate adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The amendment also clarifies that the quoted price in an active market at the measurement date of a liability when traded as an asset represents a Level 1 fair value measurements.

        In September 2009, the FASB issued new guidance that creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance was effective for interim and annual periods ending after December 15, 2009.

        In February 2010, the FASB issued new guidance impacting fair value measurements and disclosures. The new guidance requires a gross presentation of purchases and sales of Level 3 activities and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The guidance related to the transfers between Level 1 and Level 2 measurements is effective for the Bank on January 1, 2010. The guidance that requires increased disaggregation of the Level 3 activities is effective for the Bank on January 1, 2011.

        In March 2010, the FASB issued new guidance impacting purchased receivables. The new guidance clarifies that a modification to a loan that is part of a pool of loans that was acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance is effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010.

        In July 2010, the FASB issued new guidance impacting the disclosure of financing receivables and the allowance for credit losses. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company's loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for those changes in the allowance for credit losses. The new disclosures that relate to information as of the end of the

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011.

Note 2 Investment Securities Available for Sale

        Investment securities available for sale at May 21, 2009 are summarized as follows (in thousands):

	May 21, 2009
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$35,167	$261	$(5)	$35,423
U.S. Government agencies and sponsored enterprises mortgage-backed securities	224,587	4,294	(1,002)	227,879
Other collateralized mortgage obligations	3,371	—	(1,586)	1,785
Mortgage pass-through certificates	323,829	—	(93,738)	230,091
Mutual funds and preferred stocks	18,241	230	(377)	18,094
State and Municipal obligations	22,671	33	(8)	22,696
Other debt securities	4,317	—	(1,341)	2,976

Total	$632,183	$4,818	$(98,057)	$538,944

        Investment securities available for sale at May 21, 2009 by contractual maturity, and adjusted for anticipated prepayments, are shown below (in thousands):

	May 21, 2009
	Amortized Cost	Fair Value
Due in one year or less	$159,964	$139,782
Due after one year through five years	272,567	229,362
Due after five years through ten years	92,254	77,346
Due after ten years	89,157	74,360
Mutual funds and preferred stock	18,241	18,094

Total	$632,183	$538,944

        Based on BankUnited's proprietary model and assumptions, the weighted average life of the mortgage-backed securities portfolio as of May 21, 2009 was 4.87 years. The model results are based on assumptions that may differ from the eventual outcome.

        The Bank monitors its investment securities available for sale for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance varies depending on the situation. The following table shows aggregate fair value and the aggregate amount

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 Investment Securities Available for Sale (Continued)

by which cost exceeds fair value of investments that are in a loss position at May 21, 2009 (in thousands):

	May 21, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasury securities	$5,005	$(5)	$—	$—	$5,005	$(5)
U.S. Government agencies and sponsored enterprises mortgage-backed securities	26,417	(946)	3,199	(56)	29,616	(1,002)
Other collateralized mortgage obligations	1,340	(1,464)	445	(122)	1,785	(1,586)
Mortgage pass-through certificates	10,123	(8,481)	176,440	(85,257)	186,563	(93,738)
Mutual funds and preferred stocks	17,307	(377)	—	—	17,307	(377)
State and municipal obligations	3,841	(8)	—	—	3,841	(8)
Other debt securities	1,676	(1,341)	—	—	1,676	(1,341)

Total	$65,709	$(12,622)	$180,084	$(85,435)	$245,793	$(98,057)

        Management has completed an assessment of each security with unrealized losses for impairment. The following describes the basis under which the Bank has evaluated OTTI.

  U.S. Government Agencies and Sponsored Enterprises Mortgage-backed Securities ("MBS"):

        The unrealized losses associated with U.S. Government agencies and Sponsored Enterprises MBS are primarily driven by changes in interest rates and not due to credit losses. These securities do not have any OTTI given the explicit or implicit government guarantee. There was no OTTI as of May 21, 2009, and September 30, 2008, respectively.

  Other Collateralized Mortgage Obligations ("CMO") and Mortgage Pass-Through Certificates:

        These securities are assessed for impairment using a third party developed model, and proprietary behavioral assumptions using default and loss severity levels, and Voluntary Annual Prepayment Rates ("VPRs"). Based upon its assessment of the unrealized losses associated with these securities, management concluded that OTTI of $55.6 million and $95.1 million existed during the period ended May 21, 2009 and the year ended September 30, 2008, respectively. The Bank considers the remaining unrealized losses in this portfolio as of May 21, 2009 to be temporary.

  Mutual Funds and Preferred Stock:

        The Bank evaluates its investment in mutual funds for OTTI based on the quoted market value per share. The preferred stock in the investment portfolio was issued by U.S. Government sponsored enterprises. Based upon its assessment of the securities, management concluded that OTTI of $6.6 million and $45.9 million existed during the period ended May 21, 2009, and the year ended

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 Investment Securities Available for Sale (Continued)

September 30, 2008, respectively. The Bank considers the remaining decline in the value of investment securities classified as available for sale as of May 21, 2009, and September 30, 2008 to be temporary.

  State and Municipal Obligations:

        The unrealized losses associated with securities of State and municipal obligations are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These investments are primarily investment grade. The securities were generally underwritten in accordance with the Bank's own investment standards prior to the decision to purchase, without relying on a bond issuer's guarantee in making the investment decision. These investments will continue to be monitored as part of the Bank's ongoing impairment analysis, but are expected to perform in accordance with terms, even if the rating agencies reduce the credit rating of the bond issuers. As a result, the Bank expects to recover the entire amortized cost basis of these securities.

  Other Debt Securities:

        These securities are assessed for impairment using a third party developed model, and proprietary behavioral assumptions using default and loss severity levels, and Voluntary Annual Prepayment Rates ("VPRs"). Based upon its assessment of the securities, management concluded that OTTI of $6.4 million and $1.0 million existed during the period ended May 21, 2009 and the year ended September 30, 2008, respectively.

        For the remaining unrealized losses, the Bank believes that these securities will recover their losses in the foreseeable future and management has the intent and ability to hold the securities until the price recovers.

        The fair values of the Bank's investment securities could decline in the future if the underlying performance of the collateral for the residential MBS or other securities deteriorate and the Bank's credit enhancement levels do not provide sufficient protection to the Bank's contractual principal and interest. As a result, there is a risk that OTTI may occur in the future.

        Proceeds from sales of investment securities were $9.8 million and $124.4 million for the period from October 1, 2008 through May 21, 2009, and for the fiscal year ended September 30, 2008, respectively. Realized gains from these sales were $371.9 thousand for the fiscal year ended September 30, 2008. There were no gains recognized during the period from October 1, 2008 through May 21, 2009. Realized losses from these sales were $38.9 thousand and $1.8 million for the period from October 1, 2008 through May 21, 2009, and for the fiscal year ended September 30, 2008, respectively.

        As part of the Bank's liquidity management strategy, the Bank pledges securities to secure borrowings from the FHLB. The Bank also pledges securities to collateralize public deposits and securities sold under agreements to repurchase and due to the Federal Reserve. The carrying value of pledged securities totaled $474.8 million at May 21, 2009.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 FHLB Stock

        BankUnited, as a member institution of the Federal Home Loan Bank of Atlanta, is required to own capital stock in the FHLB. The required stock ownership is based generally on (i) membership requirement and (ii) activity based requirement related to the levels that BankUnited borrows from the FHLB. In connection therewith, the Bank held stock with the aggregate carrying value of $243.3 million as of May 21, 2009. The stock is restricted and can only be repurchased by the FHLB. No market exists for this stock and there is no quoted market price. Redemption of FHLB stock has historically been at par value, which is BankUnited's carrying value. The redemption of any excess stock BankUnited holds is at the discretion of the FHLB.

        In evaluating OTTI of the FHLB stock, the Bank considered the most recent financial results, the resumption of dividends on common stock in the second quarter of 2009 and information from credit rating agencies. Management believes that there is no OTTI in its investment in FHLB stock as of May 21, 2009.

Note 4 Loans Receivable

        At May 21, 2009 loans receivable consisted of the following (amounts in thousands):

	May 21, 2009
	Total	Percent of Total
Real Estate Loans:
1 - 4 single family residential	$8,993,077	91.9%
Home equity loans and lines of credit	505,642	5.2%
Multi-family	129,481	1.3%
Commercial real estate	594,877	6.1%
Construction	187,333	1.9%
Land	219,736	2.2%

Total real estate loans	10,630,146	108.6%

Other Loans:
Commercial	181,484	1.9%
Consumer	12,179	0.1%

Total commercial and consumer loans	193,663	2.0%

Total loans held in portfolio	10,823,809	110.6%

Unearned discounts, premiums and deferred costs, net	190,406	1.9%
Allowance for loan losses	(1,227,173)	(12.5)%

Total loans held in portfolio, net	$9,787,042	100.0%

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Loans Receivable (Continued)

        The following table provides a detail of loans to customers for states with balances of 4.4% of the portfolio and higher (dollars in millions):

	May 21, 2009
	Amount	Percent of Total
Florida	$6,928	63.7%
California	723	6.6%
Arizona	515	4.7%
Illinois	505	4.6%
New Jersey	480	4.4%

        As part of the Bank's liquidity management strategy, the Bank pledges loans to secure FHLB borrowings. Pledged loans must meet specific requirements of eligibility and the unpaid principal balance is discounted based on criteria established by the FHLB. As of May 21, 2009, the Bank had pledged real estate loans with an unpaid principal balance of approximately $7.6 billion ($4.6 billion in lendable collateral value) for advances from the FHLB.

        The following table presents total 1-4 single family residential loans categorized between fixed rate mortgages and adjustable rate mortgages ("ARMs") as of May 21, 2009 (dollars in thousands):

	May 21, 2009
	Amount	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$1,774,598	19.7%
Adjustable rate loans (ARM):
Monthly payment option(1)	3,876,584	43.1%
Select-My-Payment(1)	808,506	9.0%
Non option ARM	2,533,389	28.2%

Total(2)	$8,993,077	100.0%

(1)
As of May 21, 2009, payment option loans with a balance of $3.8 billion, representing 78.9% of the payment option portfolio, were negatively amortizing and approximately $265.3 million, or 5.6%, of the total payment option portfolio resulted from negative amortization. These loans are subject to interest rate caps.

(2)
Excluding deferred costs, unearned discounts and premiums and allowance for loan losses.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Loans Receivable (Continued)

        The following table summarizes changes in the allowance for loan losses for the period from October 1, 2007 through May 21, 2009 (in thousands):

Balance as of September 30, 2007	$58,623
Provision	856,374
Charge-offs	(230,309)
Recoveries	31,229

Balance as of September 30, 2008	715,917
Provision	919,139
Charge-offs	(449,010)
Recoveries	41,127

Balance as of May 21, 2009	$1,227,173

        The total allowance reflects management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. The computation of the allowance for loan losses includes elements of judgment and high level of subjectivity. The Bank considers the allowance for loan losses to be adequate to cover credit losses inherent in the loan portfolio at May 21, 2009.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Loans Receivable (Continued)

        Certain loans have been classified as impaired based on the Bank's inability to collect all amounts due under the contractual terms of the loan. The following table shows the Bank's investment in impaired and non-accrual loans as of and for the period ended May 21, 2009 (in thousands):

May 21, 2009
Impaired loans on non-accrual:
Real Estate Loans:
1 - 4 single family residential:
Payment option	$1,674,325
Non-payment option	453,743

Total one-to-four family(1)	2,128,068
Home equity loans and lines of credit	27,263
Multi-family	21,544
Commercial real estate	2,888
Construction	78,403
Land	94,493

Total real estate loans	2,352,659

Other Loans:
Commercial	763
Consumer	23

Total commercial and consumer loans	786

Total non-accrual loans	2,353,445

Impaired Loans and still accruing:
Real Estate Loans:
1 - 4 single family residential(2)	804,218
Commercial real estate	162,937
Construction	1,379
Land	22,780

Total real estate loans	991,314

Other Loans:
Commercial	13,271
Consumer	554

Total commercial and consumer loans	13,825

Other loans past due 90 days and still accruing	—

Total non-accrual and impaired loans	$3,358,584

(1)
Included in non-accrual loans at May 21, 2009 were $154.9 million, of troubled debt restructured loans.

(2)
The amount of impaired 1-4 single family residential loans at May 21, 2009 represents troubled debt restructured loans.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Loans Receivable (Continued)

        Had loans in non-accrual status been in accrual, the Bank would have recognized additional interest income of approximately $88.9 million and $85.9 million for the period ended May 21, 2009 and September 30, 2008, respectively.

        Interest income recognized on non-accrual loans amounted to $6.0 million and $32.0 million for the period ended May 21, 2009, September 30, 2008, respectively.

        The following table presents information related to the Bank's impaired loans and allocated reserves as of May 21, 2009 (in thousands):

	May 21, 2009
	Outstanding Principal	Specific Reserves
Impaired loans with specific reserves:
1 - 4 single family residential	$1,464,788	$381,014
Home equity loans and lines of credit	12,944	12,944
Commercial real estate	188,373	133,683
Commercial	1,755	1,272

Total	1,667,860	528,913

Impaired loans without specific reserves:
1 - 4 single family residential	1,467,498	—
Home equity loans and lines of credit	14,319	—
Commercial real estate	196,051	—
Commercial	12,279
Consumer	577	—
Loans past due 90 days and still accruing	—

Total	1,690,724	—

Total impaired loans	$3,358,584	$528,913

        Specific reserves related to troubled debt restructured loans amounted to $56.5 million at May 21, 2009.

  Loans Held For Sale

        Loans held for sale are accounted for under the lower of cost or fair value method. Lower of cost or fair value adjustments are recorded in earnings under non-interest income. During the period from October 1, 2008 through May 21, 2009, the Bank transferred $7.5 million of loans from loans held in portfolio to loans held for sale and recorded a loss of $6 thousand, which is included in other non-interest income. During the year ended September 30, 2008 the Bank transferred $20.0 million of loans from loans held for sale to loans held in portfolio and recorded a loss of $2.3 million which is included in other non-interest income.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Servicing and Transfers of Mortgage Loans

  Servicing

        As of May 21, 2009 the Bank had mortgage servicing rights ("MSR") with a carrying amount of $1.1 million. MSRs are included with Other Assets on the consolidated balance sheet. The Bank accounted for MSRs using the amortization method (i.e., lower of cost or fair value) with impairment recognized as a reduction to non-operating income.

        On November 17, 2008, Freddie Mac notified the Bank that they were terminating the Seller/Servicer Eligibility Contract with the Bank effective as of November 17, 2008. The Bank had the right to market the servicing rights until April 2009. Since the Bank was unable to sell the servicing rights, the termination of this agreement required the Bank to write-off the recorded Freddie Mac servicing asset, which totaled $2.3 million, at February 28, 2009. On March 17, 2009, the Bank provided to Fannie Mae a notification whereby it voluntary terminated the Mortgage Selling and Servicing Contract between the Bank and Fannie Mae, effective as of April 1, 2009. The voluntarily termination required the Bank to write-off the recorded Fannie Mae servicing asset, which totaled $15.8 million, at February 28, 2009. The termination of these contracts is consistent with the Bank's strategy of no longer being active in the wholesale residential lending business. At May 21, 2009, the remaining carrying value of the MSR of $1.1 million, which approximates fair value, relates primarily to the servicing of remaining private label mortgage loans.

        The following table provides activity related to the Bank's MSR assets from October 1, 2007 through May 21, 2009:

	MSR From Loan Sales	MSR Securitization	Total MSR
	(in thousands)
Balance October 1, 2007	$17,700	$2,931	$20,631
New MSR assets from loan sales	14,885	—	14,885
MSR servicing sales	(14)	—	(14)
Amortization of MSR assets	(4,026)	(1,365)	(5,391)
Impairment of MSR assets	(3,043)	—	(3,043)

Balance September 30, 2008	$25,502	$1,566	$27,068

Fair Value at September 30, 2008	$26,646	$1,973	$28,619

Balance October 1, 2008	$25,502	$1,566	$27,068
New MSR assets from loan sales	668	—	668
MSR servicing sales	—	—	—
Amortization of MSR assets	(1,435)	(161)	(1,596)
Impairment of MSR assets	(24,449)	(550)	(24,999)

Balance May 21, 2009	$286	$855	$1,141

  Transfers

        On September 26, 2005, the Bank sold mortgage loans for securitization to a trust ("BUMT 2005-1") in a sale transaction. The BUMT 2005-1 securities are held in a trust established by a third party for the purpose of issuing securities arising from the securitization of one-to-four family residential mortgage loans originated by the Bank. The Bank's Trust 2005-1 is not controlled by, or

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Servicing and Transfers of Mortgage Loans (Continued)

affiliated with the Bank or any of its subsidiaries. The investors and the securitization trust have no recourse to the Bank's assets for failure of debtors to pay when due.

        While the Bank does not retain credit risk on the loans it has securitized, it has potential liability, under representations and warranties it made to the trust purchasing the loans. Upon securitization of the mortgage loans, the Bank acquired subordinated securities, including an interest only strip (collectively retained securities), and recognized the value of the rights to servicing the underlying loans (MSRs). The Bank has classified the retained securities as available for sale.

        Considerable judgment is required to determine the fair values of the Bank's retained securities. Unlike government securities and other highly liquid investments, the precise market value of retained securities cannot be readily determined because these assets are not actively traded in stand-alone markets. Accordingly, the Bank utilizes independent third parties specializing in secondary market transactions to assist in the determination of the fair values of its retained securities through the use of discounted cash flow models. BankUnited values these securities using third party proprietary pricing models that incorporate observable and unobservable inputs. Unobservable inputs include BankUnited's expectation of projected prepayment speeds, discount rates and projected loss severity and default rates. The estimated fair value of the Bank's retained securities amounted to $27.2 million as of May 21, 2009.

        At May 21, 2009, BankUnited was servicing loans for others of approximately $43.7 million.

Note 6 Office Properties and Equipment, net

        Included in other assets are office properties and equipment, net. At May 21, 2009 office properties and equipment, net are summarized as follows (in thousands):

May 21, 2009
(Dollars in thousands)
Branch buildings	$3,738
Leasehold Improvements	47,481
Furniture, fixtures and equipment	31,679
Computer equipment and software	38,037

Total	120,935
Less: accumulated depreciation	(70,344)

Office properties and equipment, net	$50,591

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Office Properties and Equipment, net (Continued)

        Depreciation expense was $7.8 million and $15.3 million, for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008, respectively.

        Total rental expense on operating leases for the period from October 1, 2008 through May 21, 2009, and for the fiscal year ended September 30, 2008, was $10.9 million and $16.2 million, respectively.

        The Bank and its subsidiaries lease premises and equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. The leased properties are used primarily for banking purposes.

        As of May 21, 2009, the Bank had entered into non-cancelable operating leases with approximate minimum future rentals as follows (in thousands):

Periods Ending May 21,
2010	$12,442
2011	11,262
2012	10,039
2013	8,457
2014	6,159
Thereafter through 2026	9,052

Total	$57,411

Note 7 Other Real Estate Owned

        An analysis of other real estate owned for the period from October 1, 2007 through May 21, 2009, as follows (in thousands):

Balance as of September 30, 2007	$27,732
Transfers from loan portfolio, net	202,520
Transfers to other assets	(50)
Sales	(72,129)
Impairment	(22,749)

Balance as of September 30, 2008	135,324
Transfers from loan portfolio, net	209,694
Sales	(128,597)
Impairment	(38,742)

Balance as of May 21, 2009	$177,679

Note 8 Deposits

        At May 21, 2009, the Bank had outstanding non-interest bearing deposits of $247.6 million and interest bearing deposits of $8.3 billion. Deposits as of May 21, 2009 include brokered time deposits amounting to $348.4 million.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Deposits (Continued)

        The following table sets forth average amounts and weighted average rates paid on each of the Bank's deposit categories for the period ended May 21, 2009 (amounts in thousands):

	May 21, 2009
	Amount	Rate
Transaction accounts, demand:
Non-interest bearing	$282,215	0.00%
Interest bearing	164,669	0.85%
Money market accounts	784,043	3.11%
Savings accounts	701,412	2.78%
Certificates of deposit	6,611,919	4.04%

Total average deposits	$8,544,258	3.66%

        Time deposit accounts with balances of $100,000 or more totaled approximately $2.8 billion at May 21, 2009, including $865.1 million with balances of $250,000 or more.

        The following table sets forth maturities of time deposits equal to or greater than $100,000 as of May 21, 2009 (in thousands):

May 21, 2009
Three months or less	$826,504
Over 3 through 6 months	593,413
Over 6 through 12 months	1,070,345
Over 12 through 24 months	195,730
Over 24 through 36 months	109,398
Over 36 through 48 months	3,427
Over 48 through 60 months	526
Over 60 months	—

Total	$2,799,343

        Included in the table above are $211.9 million of time deposits issued to the State of Florida which are collateralized by a letter of credit of $325 million at May 21, 2009.

        Interest expense on deposits for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008, is as follows (in thousands):

	May 21, 2009	September 30, 2008
Transaction accounts	$895	$2,146
Money market	15,576	20,017
Savings accounts	12,433	47,583
Certificates of deposit	170,666	223,109

Total	$199,570	$292,855

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Deposits (Continued)

        On October 3, 2008, the Emergency Economic Stabilization Act ("EESA") of 2008 became effective. This legislation was passed in response to the financial crisis affecting the banking system and financial markets and threats to investment banks and other financial institutions. The EESA temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. The legislation did not increase coverage for retirement accounts and it continues to be $250,000.

        On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The new program provides full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount. These are mainly payment-processing accounts, such as payroll accounts used by businesses, which frequently exceed the maximum limit of $250,000.

Note 9 Securities Sold under Agreements to Repurchase

        The following sets forth information concerning repurchase agreements for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008 (amounts in thousands):

	May 21, 2009	September 30, 2008
Maximum amount outstanding at any month end during the period	$48,114	$177,218
Average amount outstanding during the period	$22,732	$114,368
Weighted average interest rate for the period	0.40%	3.00%

        Interest expense on securities sold under agreements to repurchase aggregated $58 thousand, $3.4 million for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008, respectively.

        As of May 21, 2009, the Bank had pledged mortgage-backed securities with a fair value of approximately $30.4 million for securities sold under agreements to repurchase. The agreements are overnight agreements with an average interest rate of 0.00% at May 21, 2009.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 FHLB Advances

        Advances from the FHLB outstanding as of May 21, 2009 incur interest and have contractual repayments as follows (amounts in thousands):

	Amount	Range of Interest Rates
Repayable During Period Ending May 21,
2010	$2,300,000	2.52%	5.24%
2011	605,000	2.47%	4.97%
2012	235,000	2.81%	4.36%
2013	750,000	3.09%	4.83%
2014	—	—	—
2015	100	0.00%	0.00%
2016	364,250	0.00%	4.79%
2017	—	—	—
2018	175,000	2.76%	2.95%

Total Carrying Value	$4,429,350

        The terms of a security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying first mortgage, commercial real estate loans, home equity lines of credit and mortgage-backed securities as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at various percentages of their unpaid principal balance. As of May 21, 2009 the Bank had pledged investment securities and mortgage loans with an aggregate carrying amount of approximately $7.9 billion for advances from the FHLB.

        Interest expense for FHLB Advances was $133.8 million and $259.0 million, for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008, respectively.

Note 11 Derivatives and Hedging Activities

        The Bank uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives used for interest rate risk management include loan commitments and forward contracts that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. The Bank recognizes all derivatives as either assets or liabilities on the consolidated balance sheets and reports them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

  Loan Commitments

        The Bank commits to originate one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate the Bank to fund the loans, but do not obligate the potential borrowers to accept the loans. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into the Bank's loan portfolio or held for sale. Based on historical experience, the interest rate environment, and the underlying loan characteristics, the Bank

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 Derivatives and Hedging Activities (Continued)

estimates the amount of commitments that will ultimately become loans held for sale and accounts for those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest expense with an offset to the consolidated balance sheets in other liabilities. Fair values are based solely on the relationship of observable market interest rates and are calculated with the assistance of third parties.

  Forward Sales Contracts

        The Bank enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure to a change in interest rates of loans held for sale. Fair value changes of forward sales contracts, not eligible for hedge accounting, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in the period from October 1, 2007 through May 21, 2009. Loans held for sale do not include any payment option loans.

  Interest Rate Swaps

        As of May 21, 2009 the Bank had no interest rate swap agreements outstanding.

        The following table summarizes certain information with respect to the use of derivatives and their impact on the Bank's consolidated statements of operations during the period ended May 21, 2009 and the year ended September 30, 2008:

	May 21, 2009	September 30, 2008
	(in thousands)
Interest Rate Swaps
Net gain (loss) recorded in non-interest income related to swaps	$—	$14
Other Derivatives(1)
Gain (loss) recorded in non-interest expense related to loan commitments	$183	$97
Loss recorded in non-interest expense related to forward sales contracts	$(435)	$(627)

Total net loss recorded in earnings due to derivatives	$(252)	$(516)

(1)
BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment. As of September 30, 2008, $16 thousand were reclassified out of other comprehensive income as a charge to expense from cash flow hedges. There were no such reclassifications for the period ended May 21, 2009.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 Regulatory Capital

        See Note 1 for a discussion of regulatory matters affecting regulatory capital.

        On September 5, 2008, BankUnited received notification that the OTS reclassified the Bank's regulatory capital status from well-capitalized to adequately capitalized due to the deterioration in the Bank's non-traditional mortgage loan portfolio, the concentration of risk associated with that portfolio, and a resultant need for significant additional capital. As of May 21, 2009, the Bank had negative regulatory capital which created significant capital deficiencies in Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios.

        No capital distributions were made by the Bank during the period ended May 21, 2009, and for the fiscal year ended September 30, 2008.

        In the fiscal year ended September 30, 2008, BKUNA, the Bank's sole shareholder at that time, contributed $80 million, in additional capital to the Bank.

Note 13 Benefit Plans

  BankUnited 401(k) Plan

        The Bank sponsors a 401(k) profit sharing plan (the "401(k) Plan") for eligible employees. Under the terms of the 401(k) Plan, eligible employees may contribute up to the limits set by law. Employees are eligible to participate in the plan after one month of service and the Bank's matching contributions begin vesting after two years of service at the rate of 25% per year up to 100% by the fifth year of service. The Bank makes matching contributions to the 401(k) Plan equal to 75% of the eligible employee pre-tax contribution up to 6% of salary. The matching contributions are made in the form of cash and allocated to the 401(k) Plan participants' investments. For the period from October 1, 2008 through May 21, 2009 and for the fiscal year ended September 30, 2008, the Bank made matching contributions of approximately $1.4 million and $2.4 million, respectively.

Note 14 Income Taxes

        The components of the provision (benefit) for income taxes for the period from October 1, 2008 through May 21, 2009 and for the fiscal year ended September 30, 2008, is as follows (in thousands):

	May 21, 2009	September 30, 2008
Current income tax expense (benefit):
Federal	$(50,306)	$(15,976)
State	—	—

Total current income tax expense (benefit):	(50,306)	(15,976)

Deferred income tax expense (benefit):
Federal	(382,587)	(320,645)
State	(19,787)	(30,890)
Valuation allowance	452,680	273,049

Total deferred income tax expense (benefit)	50,306	(78,486)

Total income tax expense (benefit)	$—	$(94,462)

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

        A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 35% to the Bank's actual income tax expense and effective tax rate for the period from October 1, 2008 through May 21, 2009 and for the fiscal year ended September 30, 2008, is as follows (amounts in thousands):

	May 21, 2009		September 30, 2008
	Amount	%	Amount	%
Tax expense (benefit) at federal income tax rate	$(431,808)	35.0%	$(334,260)	35.0%
Increases (decreases) resulting from:
State tax, net of federal benefit	(19,787)	1.6%	(30,890)	3.2%
Tax exempt income	(1,184)	0.2%	(2,017)	0.2%
Other	99	0.0%	(344)	0.1%
Valuation allowance	452,680	(36.7)%	273,049	(28.6)%

Total	$—	0.1%	$(94,462)	9.9%

        Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect and are

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

reported net in the accompanying Consolidated Balance Sheets. The significant components of the net deferred tax assets and liabilities at May 21, 2009 were as follows (in thousands):

May 21, 2009
Deferred tax assets:
Allowance for loan losses and other reserves	$521,487
Impairment losses on available for sale securities	84,822
Unrealized losses in other comprehensive income	4,043
Non-accrual interest	15,518
AMT credit carryover	3,250
Impairment on other real estate owned and other expenses	—
Reserve for recourse liability	4,748
NOL carryforward	151,220
Other	2,182

Gross deferred tax assets	787,270
Valuation allowance	(730,041)

Net deferred tax asset	$57,229

Deferred tax liabilities:
Deferrals and amortization	186
Sale of mortgage servicing rights	—
Other real estate owned expenses	5,945
Deferred REIT income	50,783
Other	315

Gross deferred liabilities	$57,229

Net deferred tax asset (liability)	$—

        Realization of tax benefits for deductible temporary differences depends on having sufficient taxable income of an appropriate character within the carryforward periods. Sources of taxable income that may allow for the realization of these tax benefits include: (1) taxable income that would be available through carryback in future years, (2) future taxable income that will result from reversal of existing taxable temporary differences, (3) taxable income generated from future operations, and (4) prudent and feasible tax planning strategies.

        At May 21, 2009, the Bank had deferred tax assets net of deferred tax liabilities, before valuation allowances, of $730.0 million. The Bank's net deferred tax asset before valuation allowances resulted primarily from an increase in its allowance for loan losses and the recognition of other-than-temporary impairment losses on certain securities available for sale. At May 21, 2009, after considering all available evidence the Bank determined that it was more likely than not that only a portion of its deferred tax asset in the fiscal period will not be realized. The determination that a valuation allowance was needed was primarily based on the current level of losses the Bank is experiencing, in addition to the uncertainty with respect to its future forecasted results. As a result of this determination, the Bank recorded a valuation allowance of $730.0 million against its net deferred tax asset at May 21, 2009.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

        The Bank determined that it is more likely than not that it will realize $50.3 million of its net deferred tax assets as a result of the future carryback of losses generated by the deferred tax assets that will reverse during fiscal year 2009 and will be carried back to fiscal year 2007. This carryback is expected to result in a refund of $50.3 million of income taxes paid by the Bank in 2007.

        As of May 21, 2009, the Bank had a net operating loss carryforward for Federal tax purposes of $432.1 million which will expire in 2029. The Bank's state income tax net operating loss carryforward is approximately $951 million which will begin to expire in 2027. The Federal and State net operating loss deferred tax asset is completely offset by a valuation allowance.

        The Bank adopted the provisions of FIN 48 effective October 1, 2007. The adoption of FIN 48 did not have a material effect on the Bank's financial condition, as the Bank recognized no increase in its liability for unrecognized income tax benefits. In addition, the Bank had no liabilities recorded for unrecognized income tax benefits for fiscal year 2008. For the period ended May 21, 2009, the Bank did not have any material unrecognized income tax benefits and, accordingly, the company continued to have a zero liability balance relating to FIN 48. The Company has elected to account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.

        BKUNA federal returns through 2005 have been examined by the Internal Revenue Service ("IRS"), and therefore, it remains subject to examination for its fiscal years ended September 30, 2006, 2007 and 2008. Generally, the state jurisdictions in which the Bank files income tax returns are subject to examination for a period of up to four years after the returns are filed.

Note 15 Commitments and Contingencies

  Reserve for Recourse Liability for Loans Sold

        BankUnited has sold and securitized loans (hereinafter referred to as loan sales or loans sold) without recourse to government sponsored entities and private investors. When a loan sold to an investor without recourse contains fraudulent representations, errors, omissions or negligence on the part of the seller or any party involved in the origination, including the borrower or appraiser, or a breach of other representations and warranties, the Bank may be required to repurchase the loan or indemnify the investor for losses sustained.

        The estimated losses related to forecasted loan repurchase activity and make whole indemnity claims meet the criteria for accrual of a loss contingency as of September 30, 2008. Management estimated the amount of potential losses related to the Bank's recourse obligations as of September 30, 2008 based on various sensitivity analyses taking into account historical experience and trends and current and projected market, industry and economic conditions. These factors are used to develop forecasted repurchase activity and estimated severity of losses. This analysis resulted in the Bank recording a provision for recourse liability amounting to $12.4 million during the year ended September 30, 2008, which is included in gain (loss) on sale of loans in the consolidated statement of operations. The reserve for recourse liability on loans sold is included in other liabilities in the consolidated balance sheets as of May 21, 2009. The Bank accounts for loans repurchased under recourse provisions at fair value on the date of repurchase, and recognizes an adjustment to the reserve for recourse liability for any difference between the fair value of the loan and the amount due to the investor.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 Commitments and Contingencies (Continued)

        A summary of the activity in the reserve for the period ended May 21, 2009 and the year ended September 30, 2008 is as follows:

	For The Period Ended May 21, 2009	For The Year Ended September 30, 2008
Balance at beginning of period	$8,663	$—
Provision for recourse liability	—	12,400
Mark-to-market adjustment for loans repurchased	(1,635)	(3,689)
Make whole indemnifications	(2,786)	(48)

Balance at end of period	$4,242	$8,663

  Financial Instruments Commitments

        The Bank issues off-balance sheet financial instruments in connection with BankUnited's lending activities and to meet the financing needs of its customers. These financial instruments include commitments to fund loans, lines of credit, and commercial and standby letters of credit. These commitments expose the Bank to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the Bank's credit policies. The Bank follows the same credit policies in making commitments as it does for instruments recorded on the Bank's consolidated balance sheet. Collateral is obtained based on management's assessment of the customer's credit risk. The Bank's exposure to credit loss is represented by the contractual amount of these commitments.

        Total commitments at May 21, 2009 were as follows (in thousands):

Commitments to fund loans
Commercial and commercial real estate	$18,438
Construction	25,148
Unfunded commitments under line of credit	294,748
Commercial and standby letters of credit	27,149

Total	$365,483

  Commitments to fund loans:

        These are agreements to lend funds to customers as long as there is no violation of any condition established in the contract. Commitments to fund loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of these commitments are expected to expire without being funded, and therefore the total commitment amounts do not necessarily represent future liquidity requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required in connection with an extension of credit is based on management's credit evaluation of the counterparty.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 Commitments and Contingencies (Continued)

  Unfunded commitments under lines of credit:

        To accommodate the financial needs of customers, the Bank makes commitments under various terms to lend funds to consumers and businesses. Unfunded commitments under lines of credit include consumer, commercial and commercial real estate lines of credit to existing customers. Many of these commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if it is deemed necessary, is based on management's credit evaluation of the customer.

  Commercial and standby letters of credit:

        Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support trade transactions or guarantee arrangements. Fees collected on standby letters of credit represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

  Other Commitments

        Employment Agreements.    The Bank has employment and change in control agreements with certain members of senior management. The employment agreements, which establish the duties and compensation of the executives, have terms ranging from one year to five years, and include specific provisions for salary, bonus, other benefits and termination payments in certain circumstances. In addition to other provisions, the change in control agreements provide for severance payments in the event of a change in control.

        Operating leases.    BankUnited leases premises and equipment under cancelable and non-cancelable operating leases, some of which contain renewal options under various terms.

  Legal Proceedings.

        BankUnited and its subsidiaries, from time to time, are involved as plaintiff or defendant in other various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based on advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to BankUnited and its subsidiaries, would have a material effect on BankUnited's consolidated financial condition, results of operations or cash flows.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 Commitments and Contingencies (Continued)

        As discussed in note 1 to the consolidated financial statements, the OTS seized the Bank on May 21, 2009 and appointed the FDIC as receiver. Pursuant to the terms of the Purchase and Assumption Agreement under which the New BankUnited purchased certain assets and assumed certain deposits and other liabilities of the Bank, all defensive litigation liabilities of the Bank were retained by the FDIC, as receiver, except those defensive litigation liabilities that relate to an asset purchased by New BankUnited and that are subject to a loss sharing agreement, which such liabilities were assumed by New BankUnited.

Note 16 Related Party Transactions

        The Bank has a Management Agreement with BKUNA dated October 1, 2006. The Management Agreement requires that BKUNA reimburse the Bank for management and other services provided to BKUNA on a monthly basis. BKUNA paid management fees to the Bank in conjunction with the Management Agreement amounting to $0.6 million and $1.1 million for the period ended May 21, 2009 and for the year ended September 30, 2008, respectively. The management fees paid by BKUNA are included in non-interest income—service charges in the consolidated statements of operations.

        The Bank and BU Financial Services (BUFS), a wholly-owned subsidiary of BKUNA, entered into a Fee Agreement dated October 1, 2007. The Fee Agreement requires that BUFS reimburse the Bank for management and other services provided to BUFS on a monthly basis. BUFS paid management fees to the Bank in conjunction with the Fee Agreement amounting to $1.2 million and $4.1 million for the period ended May 21, 2009 and for the year ended September 30, 2008, respectively. The fees received are included in non-interest income—service charges in the consolidated statements of operations.

        The Bank has entered into a Tax Sharing Agreement with BKUNA, whereby the Bank pays to or receives cash from BKUNA as if the Bank filed separate tax returns. Any amount of current tax due to or receivable from BKUNA is included in the intercompany balance.

        The consolidated balance sheet includes $10.6 million in other assets as of May 21, 2009, related to amounts receivable from BKUNA and BUFS related to the intercompany agreements discussed above and other intercompany transaction in the ordinary course of business, including amounts related to intercompany settlement of current taxes due or payable. In addition, included in interest bearing demand deposits in the accompanying consolidated balance sheet as of May 21, 2009 is $18.1 million of deposits from BKUNA and BUFS.

        From time to time, the Bank makes loans in the ordinary course of business as a financial institution to directors, officers and employees of the Bank, as well as to members of their immediate families and affiliates, to the extent consistent with applicable laws and regulations. As of May 21, 2009 these loans totaled $1.7 million.

        For the period ended May 21, 2009 and the year ended September 30, 2008, the Bank retained the law firm of Camner, Lipsitz and Poller, P.A ("CLP"), as general counsel. The Bank's and BKUNA's former Chief Executive Officer and Chairman of the Board of Directors, until October 20, 2008 is the senior managing director of CLP and one of two of the shareholders of the law firm. For the period ended May 21, 2009 and the year ended September 30, 2008, the Bank paid CLP approximately $3.2 million and $7.1 million, respectively, in legal fees and reimbursable expenses, related to loan closings, foreclosures, litigation, corporate and other matters.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 Related Party Transactions (Continued)

        CLP subleases approximately 2,223 square feet of office space in Coral Gables, Florida from the Bank. The sublease extends through January 31, 2014 and may be renewed for up to four additional five-year terms, subject to the Bank exercising its right to renew under the master lease. Under the terms of the sublease the minimum annual rental payments for the property is $65.7 thousand. Payments from CLP to the Bank during the period from October 1, 2008 to May 21, 2009 and the fiscal year ended September 30, 2008, totaled $55 thousand and $81 thousand, respectively, which included payments for tenant improvements of $8 thousand and $13 thousand, respectively. The Bank believes that the terms of the sublease reflect market rates comparable to those prevailing in the area for similar rental properties involving non-affiliated parties at the time the sublease was made.

        For the period ended May 21, 2009 and the fiscal year ended September 30, 2008, BankUnited obtained policies for directors' and officers' liability insurance, banker's blanket bond insurance, commercial multi-peril insurance, workers' compensation insurance and BankUnited's health and dental insurance through HBA Insurance Group, of which a director of the Bank, is a member of the Board of Directors and shareholder. For the period ended May 21, 2009 and the year ended September 30, 2008, the Bank paid HBA Insurance Group $490 thousand and $350 thousand, respectively, in commissions on premiums paid for these policies.

        The Bank paid the firm of Rachlin, LLP $10 thousand and $75 thousand for consulting services for the period ended May 21, 2009 and the year ended September 30, 2008, respectively. The managing partner of Rachlin, LLP is a member of the Bank's Board of Directors.

Note 17 Fair Value

        The Bank groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

          Level 1—Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

          Level 2—Assets and liabilities valued based on observable market data for similar instruments.

          Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

        In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Bank's own estimates or combination of such estimates and independent vendor or broker pricing. When determining the fair value measurements for assets and liabilities and the related fair value hierarchy, the Bank considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability (observable inputs). When possible, the Bank looks to active and observable markets to price identical assets or liabilities and when identical assets and liabilities are not traded in active markets, the Bank looks to market observable data for similar assets and liabilities. It is the Bank's policy to maximize the use of observable inputs and minimize the use of unobservable inputs. Unobservable inputs are only used to measure fair value to the extent that

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Fair Value (Continued)

observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity, resulting in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments, or the value of the underlying collateral is not market observable. Although third party price indications may be available for a security, limited trading activity would make it difficult to support the observability of these quotations.

        The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis, as well as the general classification of each instrument under the valuation hierarchy.

  Assets and Liabilities Carried at Fair Value on a Recurring Basis

        Investment securities available for sale—Investment securities available-for-sale are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such would be classified as Level 1 (e.g., U.S. Government agencies and sponsored enterprises securities, preferred stock of U.S. Government agencies and mutual funds). If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Investment securities available for sale that the Bank classifies as Level 2 include U.S. Government agencies mortgage-backed securities and collateralized mortgage obligations, preferred stock of other issuers and State and municipal obligations. All other investment securities available for sale are classified as Level 3 and include private label mortgage pass-through certificates, collateralized debt obligations and other debt securities, for which fair value estimation requires the use of unobservable inputs. The Bank values these securities using third party proprietary pricing models that incorporate observable and unobservable inputs.

        The following table presents the financial instruments measured at fair value on a recurring basis as of May 21, 2009 on the consolidated balance sheet utilizing the hierarchy discussed above (in thousands):

	May 21, 2009
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Treasury securities	$35,423	$—	$—	$35,423
U.S. Government agencies and sponsored enterprises mortgage-backed securities	—	227,879	—	227,879
Other collateralized mortgage obligations	—	—	1,785	1,785
Mortgage pass-through certificates	—	—	230,091	230,091
Mutual funds and preferred stocks	17,981	113	—	18,094
State and municipal obligations	—	22,446	250	22,696
Other debt securities	—	1,300	1,676	2,976

Total assets at fair value	$53,404	$251,738	$233,802	$538,944

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Fair Value (Continued)

        The following table identifies changes in Level 3 financial instruments that are measured at fair value on a recurring basis as of May 21, 2009. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or losses in the following table may include changes to fair value due in part to unobservable factors that may be part of the valuation methodology (in thousands):

	Other Collateralized Mortgages Obligations	Mortgages Pass-through Certificates	State and Municipal obligations	Other Debt Securities
Balance September 30, 2008	$3,463	$394,321	$250	$6,490
Total net gains (losses) for the year included in:
Other comprehensive income	(1,554)	(57,543)	(0)	(80)
Purchases, sales or settlements, net	(124)	(106,687)	(0)	(4,734)

Balance May 21, 2009	$1,785	$230,091	$250	$1,676

  Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        Loans are measured for impairment using the fair value of the collateral. Fair value of the loan collateral is primarily determined using estimates which generally use the market and income approach valuation technique and use observable market data to formulate an opinion of the estimated fair value. When current appraisals are not available, the Bank uses its judgment regarding changes in market conditions, based on observable market inputs, to adjust the latest appraised value available. As a result, the estimated fair value is considered Level 3.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Fair Value (Continued)

  Fair Value of Financial Instruments

        The following table presents the carrying value and fair value of financial instruments as of May 21, 2009:

	May 21, 2009
	Carrying Value	Fair Value
Financial Instruments:
Assets:
Cash and cash equivalents	$1,143,280	$1,143,280
Investment securities available for sale, at fair value	538,944	538,944
Federal Home Loan Bank stock	243,334	243,334
Loans held for sale	788	788
Loans held in portfolio, net	9,787,042	5,010,328
Bank owned life insurance	129,111	129,111
Accrued interest receivable	43,310	43,310
Liabilities:
Demand deposits, savings, money market and certificates of deposit	8,555,907	8,664,473
Securities sold under agreements to repurchase	1,310	1,310
Advances from Federal Home Loan Bank	4,429,350	4,630,614
Accrued interest payable	52,283	52,283
Income taxes payable	—	—
Advance payments by borrowers for taxes and insurance	52,362	52,362
Other liabilities	58,623	58,623
Derivative instruments	—	—

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments not carried at fair value on recurring basis:

        Certain financial instruments are carried at amounts that approximate fair value, due to their short-term nature or their generally negligible credit risk. The Bank's financial instruments for which fair value approximates the carrying amount at May 21, 2009 include cash and cash equivalents, FHLB stock, accrued interest receivable, Bank owned life insurance, demand deposits, savings and money market accounts, securities sold under agreements to repurchase, income taxes payable, advance payments by borrowers for taxes and insurance and other liabilities.

  Loans receivable

        Fair values for all performing loans are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

        Bank Owned Life Insurance—The estimated fair value of Bank Owned Life Insurance is based on the cash surrender value.

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Fair Value (Continued)

  Deposits:

        The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit are estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities.

  FHLB advances:

        The fair value of the borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

        Under FDICIA, management is required to provide an assessment to the FDIC of the effectiveness of internal control over financial reporting at the BankUnited level. The deadline for providing that assessment to the FDIC for the year ended December 31, 2010 is April 30, 2011. In that assessment, management will disclose a material weakness related to its period-end closing process not allowing for the complete, accurate, and timely preparation of its Thrift Financial Reports prior to the deadline for filing such reports (30 days after quarter end) in accordance with the OTS Instructions for Thrift Financial Reports. This deficiency also resulted in amendments of previously filed Thrift Financial Reports. This material weakness did not impact financial reporting at the BankUnited, Inc. level.

Changes in Internal Control over Financial Reporting

  Remediation of Prior Material Weaknesses

        As previously disclosed, in connection with the audit of our consolidated financial statements for the period ended December 31, 2009, we identified three material weaknesses in our system of internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting, that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        The first material weakness identified related to the fact that management did not design effective controls over its loan modeling process in order to account for certain loans in accordance with the requirements of Accounting Standards Codification, or ASC, Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. A material weakness existed due to the fact that the design of internal control did not provide for an independent review or approval and validation of the loan cash flow model and related assumptions. In addition, the design of internal control over the loan cash flow model did not provide for adequate access, change management, and end-user computing controls including spreadsheets. Furthermore, management's controls were not designed to reflect on a timely basis the impact of changes in market conditions on the loan cash flow model and related assumptions. The second material weakness related to the fact that management did not maintain effective internal controls over the valuation and resulting writedown to fair market value of OREO properties. Specifically, a material weakness existed due to the fact that the control over the timely recording of

OREO values by the Collateral Valuation Department in our sub-ledger system was not operating effectively. The third material weakness related to the fact that BankUnited did not design effective controls over its financial reporting process in order to ascertain the complete, accurate, and timely preparation of its consolidated financial statements, including the applicable disclosures and footnotes, or design effective review controls to provide for proper accounting of non-routine transactions. A material weakness existed due to the fact that the design of internal control did not provide for a comprehensive review of interim financial information and the consolidated financial statements to ensure the completeness and accuracy of information supporting various financial statement components.

        During the year ended December 31, 2010, we have remediated the above issues so they are no longer considered material weaknesses. Steps we have taken to remediate the above issues include hiring additional and more experienced personnel, hiring third-party technical resources to help design access, change management, and end-user computing controls over the loan cash flow model, obtaining independent validation of the loan cash flow model and related assumptions, and directing additional resources and standardizing our valuation methodology to ensure proper OREO values were reflected in our sub-ledger.

        Other than as noted above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

        The following table provides certain information regarding our directors and executive officers as of March 31, 2011. Each director and officer will hold office until a successor is elected or qualified or until his earlier death, resignation or removal. The term of office for all directors is one year. We have entered into a director nomination agreement with certain funds affiliated with Blackstone, Carlyle, Centerbridge and WL Ross, whom we refer to as the Sponsors, and Mr. Kanas that provides for the rights of our Sponsors and Mr. Kanas to nominate individuals to our Board. The Sponsors and Mr. Kanas have the right to nominate individuals to our Board at each meeting of stockholders where directors are to be elected and, subject to limited exceptions, we will include in the slate of nominees recommended to our stockholders for election as directors individuals designated by the Sponsors and Mr. Kanas. See Item 13 "Certain Relationships and Related Party Transactions—Director Nomination Agreement"

Name	Age	Position
John A. Kanas	64	Chairman, President and Chief Executive Officer
John Bohlsen	68	Vice Chairman, Chief Lending Officer and Director
Douglas J. Pauls	52	Chief Financial Officer
Rajinder P. Singh	40	Chief Operating Officer
Randy R. Melby	54	Senior Executive Vice President, Chief Risk Officer at BankUnited
Chinh E. Chu	44	Director
Ambassador Sue M. Cobb	73	Director
Eugene F. DeMark	63	Director
Richard S. LeFrak	63	Director
Wilbur L. Ross, Jr.	73	Director
Pierre Olivier Sarkozy	41	Director
Lance N. West	49	Director

        John A. Kanas has served on our Board since its inception in May 2009. He has also served as our Chairman, President and Chief Executive Officer since May 2009. Mr. Kanas serves as the Committee Chairman of our Executive Committee. Prior to joining BankUnited, Mr. Kanas was President and Chief Executive Officer of North Fork Bancorporation, Inc. from 1977 until its acquisition by Capital One in December 2006, at which time North Fork was one of the top 25 bank holding companies in the United States. He also served as Chairman of North Fork from 1986 to 2006. In December 2006, he became President of Capital One's banking segment, which included North Fork, the former Hibernia Bank in Louisiana and Texas and Capital One Direct Bank in Richmond, Virginia. Mr. Kanas retired from that position in August 2007. Between August 2007 and May 2009, Mr. Kanas was an independent consultant. Mr. Kanas holds a B.A. degree from Long Island University. He is a past president of the New York State Bankers Association. Mr. Kanas was also a member of the NYSE Listed Company Advisory Committee and is currently a member of the board of trustees of Long Island University and Weill Cornell Medical College. In 2005, Mr. Kanas was recognized by "Institutional Investor" as the best regional bank CEO in America. In May 2007, Mr. Kanas received the Woodrow Wilson Award for Corporate Citizenship and was also conferred an Honorary Doctorate of Humane Letters by Dowling College. Mr. Kanas' qualifications to serve on our Board include his 29-year career at North Fork, his extensive experience in the banking industry and his long-standing relationships within the business, political and charitable communities.

        John Bohlsen has served on our Board since its inception in May 2009. He is also our Vice Chairman and has served as Chief Lending Officer since May 2009. From December 2006 until August 2007, Mr. Bohlsen led the Commercial Banking division for Capital One's banking subsidiary, which included North Fork, the former Hibernia Bank in Louisiana and Texas and Capital One Direct Bank in Richmond, Virginia. Mr. Bohlsen was a part of North Fork's management team when they were acquired by Capital One in December 2006. During his tenure at North Fork from January 1986 to December 2006, he served on the board of directors, and became Vice Chairman in 1989. Mr. Bohlsen also served as Chairman of several bank management committees during that time. Between August 2007 and May 2009, Mr. Bohlsen was active in other business activities involving restaurants and other real estate endeavors. He is active in various outside businesses involving real estate and construction, and is president of a restaurant operating company doing business in the New York metropolitan area. Mr. Bohlsen has a B.S. and a M.B.A. from Michigan State University. In addition, he is a veteran of the U.S. Navy, having served as an officer during the Vietnam War. Mr. Bohlsen has served on many professional, academic and community boards and organizations, and he and his family are well known for their philanthropic endeavors. Mr. Bohlsen's qualifications to serve on our Board include his extensive experience in the banking industry and his previous experience serving as a director on the board of a public company.

        Douglas J. Pauls has been our Chief Financial Officer since September 2009. Between March 2009 and August 2009, Mr. Pauls was self-employed as a consultant. From April 2008 until February 2009, Mr. Pauls served as Executive Vice President of Finance for TD Bank, NA following TD Bank's acquisition of Commerce Bancorp, Inc. in March 2008. Mr. Pauls served as Chief Financial Officer of Commerce Bancorp from March 2002 up until the acquisition by TD Bank in April 2008. Mr. Pauls was a member of the three person Office of the Chairman, responsible for overall management, policy making and strategic direction of Commerce Bancorp. From October 1995 to March 2002, Mr. Pauls served as the Chief Accounting Officer of Commerce Bancorp, its Senior Vice President from January 1999 to April 2006 and its Executive Vice President from April 2006 to April 2008. Earlier in his career, Mr. Pauls was a Senior Manager in the Audit Department of Ernst & Young in Philadelphia and Pittsburgh, Pennsylvania. Mr. Pauls received a B.A. in Economics magna cum laude from Dickinson College. Mr. Pauls currently serves on the board of trustees of Dickinson College and as a Member of the Committees on Finance, Budget and Audit, and Student Life.

        Rajinder P. Singh is our Chief Operating Officer and has been with us since our inception in May 2009. Prior to joining us, Mr. Singh led the financial services practice of WL Ross & Co., a private equity firm and investor in BankUnited from April 2008 to May 2009. From December 2006 through April 2008, Mr. Singh served as Executive Vice President for Capital One's banking segment which includes retail, small business and commercial banking businesses in New York, New Jersey, Connecticut, Louisiana and Texas and a national direct deposit gathering franchise. Mr. Singh was a member of Capital One's Bank Leadership Team and chaired the Deposit Pricing Committee. He also served on Capital One's ALCO and brand board. Previously, Mr. Singh served as Head of Corporate Development and Strategy for North Fork from February 2005 to December 2006. During his tenure, North Fork was acquired by Capital One for $13.2 billion. Prior to joining North Fork in February 2005, Mr. Singh spent nine years at FleetBoston Financial Corporation and last served as Managing Director of Corporate Development and Strategy. Mr. Singh earned his M.B.A. from Carnegie Mellon University in Pittsburgh and his B.S. in chemical engineering from the Indian Institute of Technology in New Delhi.

        Randy R. Melby joined BankUnited in September 2009 as Executive Vice President, Chief Risk Officer at BankUnited and was promoted to Senior Executive Vice President, Chief Risk Officer in February 2011. Mr. Melby is responsible for enterprise risk oversight, which includes loan review; internal audit; compliance, including BSA and AML; and overall operations and credit risk management. Prior to joining us, Mr. Melby served as Senior Vice President and General Auditor for Washington Mutual/JP Morgan Chase in Seattle from December 2004 to January 2009. Before this, he spent 24 years with Norwest Corporation/Wells Fargo. He held a variety of leadership positions in the internal audit, and commercial loan operations areas. Mr. Melby received a B.S. in accounting and management from the University of North Dakota. Mr. Melby is a member of the Institute of Internal Auditors, graduated with honors from the Pacific Coast School of Banking and is also a graduate of the BAI Graduate School of Bank Operations & Technology.

        Chinh E. Chu has served on our Board since its inception in May 2009. He is a Senior Managing Director in the Blackstone Private Equity Group, or Blackstone, one of our principal investors. Since joining Blackstone in 1990, Mr. Chu has led Blackstone's investments in Stiefel Laboratories, ReAble Therapeutics' acquisition of DJ Orthopedics, Biomet, Catalent Pharma Solutions, Alliant, ReAble Therapeutics, Celanese, Nalco, SunGard Data Systems, Nycomed and LIFFE. He has also been involved in Blackstone's investments in FGIC, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Mr. Chu is currently a director of Alliant, Graham Packaging Company Inc., Healthmarkets, DJO Incorporated, Catalent Pharma Solutions, SunGard Data Systems, Allied Barton and Bayview, and previously served on the board of directors of Celanese Corporation. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers and Acquisitions Department. Mr. Chu received a B.S. in Finance from the University of Buffalo, where he graduated summa cum laude. Mr. Chu's qualifications to serve on our Board include his significant experience overseeing the business of Blackstone's numerous portfolio companies, including significant public company experience, and his significant financial, investment and strategic business planning experience.

        Sue M. Cobb, Ambassador of the United States of America, ret., has served on our Board since January 2010. Since February 2007, Ambassador Cobb has been engaged in private sector business activities with Cobb Partners, Inc., a privately held Florida-based investment firm. From September 2001 to February 2005, she served as the United States Ambassador to Jamaica. Ambassador Cobb was Secretary of State of Florida from December 2005 to January 2007. From 2002 to 2008, Ambassador Cobb was engaged at the U.S. Department of State's Leadership and Management School as co-chair of periodic mandatory seminars for newly designated U.S. ambassadors. Ambassador Cobb served seven years as chair of the board of the Federal Reserve Bank, Miami Branch. She was the founding partner of the Public Finance Department of the Greenberg Traurig law firm where she practiced as a public finance attorney. She currently sits on the board of directors of the Durango Mountain Resort and Kirkwood Associates Inc., both private resort development companies. Ambassador Cobb is President of the American Friends of Jamaica, a New York-based charitable institution, and President of Miami-based Cobb Family Foundation. She is an active member of the Center for Strategic and International Studies, The Council of American Ambassadors, and the Council on Foreign Relations. Ambassador Cobb has also been an officer and director of many civic and charitable organizations and has received numerous awards including national honors from the nations of Jamaica and Iceland. Previously, she has been the University of Miami Alumnus of the year, the Red Cross Humanitarian of the Year and the Silver Medallion Awardee from the National Conference of Christians and Jews for contributions to civic causes and humanity. Ambassador Cobb received a B.A. from Stanford University and a J.D. from the University of Miami School of Law. Ambassador Cobb's qualifications to serve on our Board include her broad and diverse background in leadership and management, including experience with public companies as the Audit Committee Chair of the LNR Property Corporation, a public real estate investment, finance and management company.

        Eugene F. DeMark has served on our Board since September 2010. From June 1969 until his retirement in October 2009, Mr. DeMark worked for KPMG LLP, a global professional services firm. Mr. DeMark served as the Advisory Northeast Area Managing Partner at KPMG LLP from October 2005 until his retirement. Since his retirement, Mr. DeMark has been an independent consultant. Starting in January 2010, Mr. DeMark has advised our Audit and Compensation Committees. Between 1988 and 2001, Mr. DeMark had been the Northeast Area Managing Partner of the Information, Communications and Entertainment Practice and the KPMG's Long Island Office Managing Partner. During his career at KPMG, Mr. DeMark has had responsibilities to lead a number of specialized practices in Banking, High Technology, Media and Entertainment and Aerospace and Defense. He joined the Firm in 1969 and was elected to its partnership in 1979. On special assignments, he worked on the research staff of the Commission on Auditor's Responsibilities, the predecessor to the Treadway Commission, formed to assess increases in fraudulent financial reporting. Mr. DeMark also developed the firm's first study guide on SEC reporting. Mr. DeMark holds a B.B.A. degree from Hofstra University and is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants. Mr. DeMark has served as chairman of the Long Island chapter of multiple sclerosis, president of the Nassau County council of the Boy Scouts of America and Northeast Regional board member of the National organization, president of the Nassau Chapter of the National Association of Accountants, Treasurer of the New Long Island Partnership and chairman of the Economic Development Task Force—Project Long Island. Mr. DeMark also was active in the United Way on Long Island and New York and served on its board of directors and chaired the nominating committee. Mr. DeMark's qualifications to serve on our Board include his 40 years of financial experience at KPMG LLP, including 35 years in various positions in the firm's audit practice.

        Richard S. LeFrak has served on our Board since its inception in May 2009. He also serves as the Committee Chairman of our Compensation Committee. Mr. LeFrak is currently the Chairman and CEO of the LeFrak Organization, a privately held real estate and development company. He joined the LeFrak Organization in 1968, was appointed its President in 1975, and was elected Chairman of its board of directors and CEO in 2003. Mr. LeFrak serves on the board of a number of organizations, including the board of trustees of Amherst College, and the board of trustees of the Prostate Cancer Foundation. He also has served as a member of the board of trustees of the American Museum of Natural History, the board of trustees of the Trinity School, and as a Member of the New York State Banking board. Mr. LeFrak also presides over the LeFrak Foundation, a private philanthropy whose mission encompasses a broad, but focused agenda, including the support of charitable organizations, institutions of higher learning, hospitals, research facilities and cultural programs that sustain and encourage literary, performing and visual arts. Mr. LeFrak graduated cum laude from Amherst College in 1967, and went on to study law at Columbia University, from which he received his J.D. in 1970. In 1998, Mr. LeFrak received an Honorary Doctorate Degree from Amherst College. Mr. LeFrak's qualifications to serve on our Board include his 35 years of experience in the development, rehabilitation and marketing of real estate as well as his long-standing relationships within the business, political and charitable communities.

        Wilbur L. Ross, Jr. has served on our Board since its inception in May 2009. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC, or WL Ross, a private equity firm and one of our principal investors, a position he has held since April 2000. Mr. Ross is also the managing member of the general partner of WL Ross Group, L.P., which in turn is the managing member of the general partner of WLR Recovery Fund L.P., WLR Recovery Fund II L.P., WLR Recovery Fund III L.P., WLR Recovery Fund IV L.P., Asia Recovery Fund L.P., Asia Recovery Co-Investment Fund L.P., Absolute Recovery Hedge Fund L.P., India Asset Recovery Fund and Japan Real Estate Recovery Fund, the Chairman of the Investment Committee of the Taiyo Fund and the Chairman of Invesco Private Capital. Mr. Ross is also non-executive Chairman of: International Coal Group, Inc., a leading producer of coal in Northern and Central Appalachia and the Illinois basin; International

Textile Group, Inc., a global, diversified textile provider that produces automotive safety, apparel, government uniform, technical and specialty textiles; Nano-Tex, Inc., a fabric innovations company located in the United States; IPE-Ross Management Ltd., an investment partnership investing in middle market European buyouts; and the International Automotive Components Group SL, a joint venture company with interests in automotive interior plastics. Mr. Ross is also an executive officer of Invesco Private Equity; American Home Mortgage Services, Inc. and Plascar Participacoes SA. Mr. Ross is a board member of: Arcelor Mittal N.V.; Compagnie Européenne de Wagons SARL in Luxembourg; Insuratex, Ltd., an insurance company in Bermuda; Plascar Participacoes SA; Phoenix International Insurance Company; The Greenbrier Companies, a supplier of transportation equipment and services to the railroad industry; IAC Acquisition Corporation Limited; IAC Group SARL; and Masters Capital Nanotechnology Fund. Mr. Ross is also a member of the Business Roundtable. Previously, Mr. Ross served as the Executive Managing Director at Rothschild Inc., an investment banking firm, from October 1974 to March 2000. Mr. Ross was previously a director of Mittal Steel Co. N.V. from April 2005 to June 2006, a director of International Steel Group from February 2002 to April 2005, a director of Montpelier Re Holdings Ltd. from 2006 to March 2010, and a director of Syms Corp. from 2000 through 2007. Mr. Ross was also formerly Chairman of the Smithsonian Institution National board and currently is a board member of Whitney Museum of American Art, the Japan Society, the Yale University School of Management and Chairman of the Palm Beach Fire Fighters Retirement Fund. He holds an A.B. from Yale University and an M.B.A., with distinction, from Harvard University. Mr. Ross' qualifications to serve on our Board include his significant experience in finance and his knowledge of the capital markets.

        Pierre Olivier Sarkozy has served on our Board since its inception in May 2009. Since March 2008, Mr. Sarkozy has served as Managing Director of the Carlyle Group, or Carlyle, one of our principal investors, and head of the Carlyle Global Financial Services Partners fund, one of the Carlyle affiliated funds that has invested in us. From January 2003 until March 2008, Mr. Sarkozy was Global Co-Head of the Financial Institutions Group at UBS Investment Bank. Prior to joining UBS, Mr. Sarkozy worked for 11 years at Credit Suisse First Boston, where he was the Managing Director in charge of the Depository Institutions Group. Mr. Sarkozy received his Masters in Medieval History (with Honors) from St. Andrews University in Scotland. Mr. Sarkozy's qualifications to serve on our Board include his extensive experience working with depository institutions and his expertise in structuring bank mergers and acquisitions.

        Lance N. West has served on our Board since its inception in May 2009. Since May 2006, Mr. West has been a Partner and Senior Managing Director of Centerbridge Partners LP, or Centerbridge, a $10 billion multi-strategy, private investment management company that focuses on distressed debt and private equity opportunities and one of our principal investors. From January 1999 until May 2006, Mr. West was a Partner and Managing Director at Goldman, Sachs & Co., where he was head of the firm's Principal Finance Group, a proprietary investment platform focusing on a variety of private and public equity and debt investments in the Americas, with a particular emphasis on real estate and financial institutions. Mr. West was a member of Goldman's Asian Special Situations Group and was a member of the Investment Committees for Goldman's American Special Situations and Specialty Lending Groups. From January 1992 until January 1999, Mr. West served as Chairman and CEO of Greenthal Realty Partners LP and GRP Financial in New York, which Mr. West founded as a Resolution Trust Company Standard Asset Management and Disposition Contracts Asset Manager providing real estate asset management, special servicing and distressed debt investment management. Prior to founding GRP, Mr. West was an executive vice president with The Charles H. Greenthal Group, Inc., a real estate asset management and investment company, and a member of the technical staff at AT&T Bell Laboratories from 1982 to 1984. Mr. West earned his M.S. in Electrical Engineering from the California Institute of Technology in 1983 and graduated magna cum laude with a B.S. in Electrical Engineering from Tufts University in 1982. Mr. West is currently chairman of Green Tree Investment Holdings LLC, a credit focused mortgage loan servicer. Mr. West is a member of the board of overseers of Tufts University, and a member of the Chair's Council for the Humanities and Social Sciences division at the California Institute of Technology. Mr. West's qualifications to serve on our Board include his extensive financial and investment experience as well as his real estate experience.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Not applicable.

  Code of Ethics and Corporate Governance

        We have adopted a Code of Ethics for our principal executive and senior financial officers (the "Code of Ethics for Principal Executive and Senior Financial Officers"). In addition, we have adopted a Code of Conduct (the "Code of Conduct") that applies to all of our directors and employees, including our CEO and CFO. Copies of our Code of Conduct and Code of Ethics for Principal Executive and Senior Financial Officers are available on our Website at http://www.bankunited.com and may also be obtained upon request without charge by writing to the Corporate Secretary, BankUnited, Inc., 14817 Oak Lane, Miami Lakes, FL 33016. We will post to our Website any amendments to the Code of Conduct and Code of Ethics for Principal Executive and Senior Financial Officers, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, or the NYSE.

        Copies of our Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our Website at http://www.bankunited.com and may also be obtained upon request without charge by writing to the Corporate Secretary, BankUnited, Inc., 14817 Oak Lane, Miami Lakes, FL 33016.

  Audit Committee

        We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the committee are Messrs. DeMark (Chairman) and Ross and Ambassador Cobb, each of whom qualifies as an "independent" director as defined under the NYSE rules and Rule 10A-3 of the Securities Exchange Act of 1934, or the Exchange Act. All of the members of the audit committee are financially literate and have accounting or related financial management expertise within the meaning of the NYSE rules. The Board also has determined that Mr. DeMark qualifies as an "audit committee financial expert" as defined by the SEC.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Executive Compensation

        The following Compensation Discussion and Analysis provides information regarding the objectives and elements of our compensation philosophy, policies and practices with respect to the compensation of our executive officers who appear in the "—Summary Compensation Table" below (referred to collectively throughout this section as our "named executive officers" and with respect to our named executive officers other than Mr. Melby, the "Management Members"). Our named executive officers for the fiscal year ended December 31, 2010 were:

  •
  John A. Kanas, Chairman, President and Chief Executive Officer

  •
  Douglas J. Pauls, Chief Financial Officer

  •
  John Bohlsen, Vice Chairman and Chief Lending Officer

  •
  Rajinder P. Singh, Chief Operating Officer

  •
  Randy R. Melby, Senior Executive Vice President, Chief Risk Officer at BankUnited

Objectives of Our Executive Compensation Program

        Our executive compensation philosophy is primarily based on pay-for-performance. Accordingly, our executive compensation programs are designed to achieve the following objectives:

  •
  Align the interests of our executives with those of our stockholders.  We link a meaningful portion of compensation to the achievement of our long-term goals by rewarding executive officers if and when stockholder value increases. To that end, a significant portion of the compensation awarded to our executives is in the form of equity-based compensation.

  •
  Retain management.  Compensation for executives is designed such that we retain them by having meaningful vesting long-term equity compensation.

  •
  Motivate through ownership.  We believe that the best way to inspire leadership and performance is by distributing ownership in the form of equity- based compensation throughout our ranks and requiring executive management to retain meaningful exposure to our Company's stock.

Setting Executive Compensation

        Our current executive compensation program is largely based on arrangements that were negotiated at the time that our Company was founded. BankUnited, Inc. was organized by a management team led by Messrs. Kanas, Singh, Bohlsen and our former Chief Financial Officer on April 28, 2009. At that time, the founding members of the management team directly negotiated the terms of their compensation with the investors. Mr. Pauls replaced our former Chief Financial Officer, and as a result, Mr. Pauls' compensation components are similar to those provided to our former Chief Financial Officer prior to his departure. The level of Mr. Pauls' compensation was negotiated by him and the Company and was ultimately subject to approval by our Board. Mr. Melby, who is not a founding member of our management team, commenced employment with BankUnited on September 28, 2009 and the terms of his compensation were the product of negotiation between Mr. Melby and BankUnited and was subject to final approval by the Board of BankUnited.

Role of Compensation Committee

        Since our inception, our compensation committee has been responsible for such matters as the determination of discretionary bonus amounts, if any, to be paid to our named executive officers, the implementation of the BankUnited, Inc. 2009 Stock Option Plan, including the determination of grant amounts, vesting terms and exercise prices and the approval of a new Omnibus Equity Incentive Plan. In addition, our compensation committee was responsible for vetting and approving our 401(k) plan and Nonqualified Deferred Compensation Plan.

Role of Compensation Consultant

        We have not engaged any compensation consultants. However, we may revisit the use of a compensation consultant in the future.

Risk Oversight

        The audit committee of our Board, which is comprised of non-employee directors, is currently responsible for risk oversight within our Company, including with respect to compensation practices. Mr. Melby, the Executive Vice President, Chief Risk Officer at BankUnited, is responsible for developing an Enterprise Risk Management framework to identify, manage and mitigate risks across our Company. This framework, which involves ongoing participation and oversight by our Board, captures compensation-related risk amongst various other dimensions of risk. In addition, our Company is subject to oversight by the OTS. To date, the OTS has played a role in our executive compensation practice, including reviewing and commenting on the employment agreements we have entered into with the Management Members, and going forward, we will comply with the rules and regulations developed by the OTS. We do not believe that our overall compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company.

Executive Officer Compensation

Principal Components of Compensation of Our Named Executive Officers

        The compensation package offered to our executive officers, including our named executive officers, consists of:

  •
  Base salary.  Base salaries for our executive officers are designed to compensate the executive for the experience, education, personal qualities and other qualifications of that individual that are essential for the specific role the executive serves within our Company, while remaining competitive with the market.

  •
  Discretionary cash bonuses.  Our executives, including our named executive officers, are eligible to receive discretionary cash bonuses as determined by our Board. To date, our Board has not awarded any discretionary cash bonuses to the Management Members and has not established any performance targets for such awards. To the extent that bonuses are awarded to the Management Members in the future, the determination of the amounts of such bonuses will be determined in accordance with the BankUnited, Inc. Policy on Incentive Compensation Arrangements, which provides that bonus amounts are to be based upon the following: overall individual performance, organizational performance, individual contribution to organizational performance, business segment performance, and level of individual responsibilities. Pursuant to his offer letter, Mr. Melby is eligible to receive an annual bonus with a target bonus opportunity equal to $300,000. Mr. Melby is the only one of our named executive officers with a target bonus due to his role as the Chief Risk Officer of BankUnited and our belief that a lesser portion of his overall compensation should be in the form of equity-based compensation and, accordingly, at-risk.

  •
  Long-term equity-based compensation.  In general, we provide a significant portion of the compensation due to our named executive officers in the form of long-term equity-based compensation. We believe that providing compensation that is contingent on our long-term performance and that is at-risk serves to align the long-term interests of our named executive officers with the long-term interests of our stockholders. To date, long-term equity-based compensation has generally been granted to our executives upon commencement of employment. In addition, Mr. Melby was granted 11,000 restricted shares on March 11, 2011.

  •
  Limited perquisites and other benefits.  Our executive officers, including our named executive officers, are eligible to participate in our 401(k) retirement plan and the Management Members are also eligible to participate in our Nonqualified Deferred Compensation Plan. Messrs. Kanas, Pauls, Bohlsen, Singh and Melby receive a car allowance and, in addition, Messrs. Kanas and Bohlsen are provided with a company-paid driver. Mr. Melby also receives a housing allowance pursuant to the terms of his offer letter with BankUnited.

Compensation Mix

        Our current compensation package is designed to provide a strong link between the compensation of our executives and the success of our Company and our stockholders generally. The cash components—base salary and discretionary cash bonus compensation—collectively represent what we believe is appropriate pay for expected performance during the year. The equity-based compensation component is designed to encourage high performance by closely aligning an executive's pay with the interests of our stockholders. The allocation between different elements of compensation with respect to our named executive officers has been a product of individual negotiations to date.

Employment Agreements

        We have entered into employment agreements with each of the Management Members. Mr. Melby is not party to an employment agreement and instead his employment is subject to the terms of an offer letter with BankUnited. The employment agreements and offer letter set forth the compensatory terms of each of our named executive officers' employment. For additional information regarding each named executive officer's employment agreement or offer letter, see "Employment Agreements with Named Executive Officers."

Base Salary

        We provide our executive officers and other employees with base salary to compensate them for services rendered during the year. We believe that, with respect to our named executive officers, base salary should compensate the executives for their service and performance but that superior contributions and performance should be rewarded by other forms of compensation, including long-term equity-based compensation. The base salary for each of our named executive officers was set in his employment agreement or offer letter when the named executive officer commenced employment with us or BankUnited, as applicable. To date, we have not granted any increase in base salary for any of our named executive officers.

Discretionary Cash Bonuses

        Pursuant to their employment agreements, the Management Members are eligible to receive discretionary cash bonuses, as determined in the sole discretion of our Board. To date, our Board has not awarded bonuses to the Management Members and has not established any performance targets for such awards. To the extent that bonuses are awarded to the Management Members in the future, the determination of the amounts of such bonuses will be determined in accordance with the BankUnited, Inc. Policy on Incentive Compensation Arrangements, which provides that bonus amounts are to be based upon the past, present, and expected future contributions of an employee or group of employees to the overall success, safety, and soundness of the organization. Factors considered in evaluating those contributions will include, among other things: overall individual performance, organizational performance, individual contribution to organizational performance, business segment performance, and level of individual responsibilities. The BankUnited, Inc. Policy on Incentive Compensation Arrangements is designed to balance risk and financial results in a manner that does not encourage employees to expose the Company to imprudent risks.

        Pursuant to his offer letter, Mr. Melby is eligible to receive an annual bonus under a bonus plan that is yet to be implemented by BankUnited with a target bonus opportunity equal to $300,000. Mr. Melby is the only one of our named executive officers with a target bonus opportunity due to his role as the Enterprise Risk Officer of BankUnited and our belief that a lesser portion of his compensation should be in the form of equity-based compensation and, accordingly, at-risk due to the responsibilities inherent in his role as Enterprise Risk Officer. Given the limited duration of Mr. Melby's tenure with BankUnited in 2009, BankUnited decided to pay Mr. Melby a pro-rata bonus equal to $75,000 based on the target bonus set forth in his offer letter with BankUnited and the number of months Mr. Melby was employed by BankUnited during 2009 (i.e., September—December 2009). For 2010, Mr. Melby received a bonus of $300,000, equal to his target bonus. The Compensation Committee determined the amount of the bonus after a review of subjective criteria related to Mr. Melby's performance in 2010. No other named executive officer received a discretionary cash bonus for 2010.

Equity-Based Compensation

  Profits Interest Units

        Pursuant to the LLC Agreement and related award agreements, the Management Members each received equity-based compensation in the form of profits interest units, or PIUs, in the LLC upon commencement of employment with us. The PIUs represent the right of the holder to share in distributions from the LLC after our investors have received certain returns on their investment. At the time of the inception of our Company, PIUs representing the right to receive an amount equal to ten percent of the increase in the value of our Company after returns to our investors have been made were allocated to a pool for grants to the founding members of our management team. Mr. Pauls, who was not employed by us at the time of our inception, received his PIUs when he commenced employment with us in September 2009.

        The PIUs were divided into two equal types of profits interests units. Half of the PIUs were Time-based PIUs and the remaining half of the PIUs were IRR-based PIUs. All of the PIUs available for grant under the LLC Agreement were granted to the Management Members.

        The Time-based PIUs generally vested in equal annual installments on each of the first three anniversaries of the date of grant. One-third of the Time-based PIUs granted to each of the Management Members were vested as of the IPO. With respect to Messrs. Kanas, Bohlsen and Singh, one-third of their Time-based PIUs were due to vest in accordance with their terms on each of May 21, 2011 and May 21, 2012, if such individuals remain employed by us as of such date. With respect to Mr. Pauls, one-third of his Time-based PIUs were due to vest in accordance with their terms on each of September 1, 2011 and September 1, 2012, if he remains employed by us as of such date. The unvested Time-based PIUs were due to vest on an accelerated basis upon the occurrence of certain events, such as change in control.

        The IRR-based PIUs generally were due to vest after our investors have received certain returns on their investment. In addition, pursuant to the terms of the LLC Agreement, following an initial public offering, the IRR-based PIUs would have become eligible to vest commencing on the date that is four months after the IPO based on the trading price of our common stock four months after the effective date of the IPO. Based on the offering price and the implied equity value of the Company resulting from such offering price, the Board of Directors of the LLC determined that the IRR-based PIUs would vest in accordance with their terms on the date that is four months after the consummation of the IPO and as a result no longer provided a significant retention benefit. As a result, the Board of Directors of the LLC approved the vesting in full of IRR-based PIUs that were issued pursuant to the LLC Agreement and related award agreements such that, immediately prior to the consummation of the Reorganization, all IRR-based PIUs were vested.

  Stock Options

        At the time that Mr. Melby commenced employment with BankUnited, the pool of available PIUs had been exhausted. In addition, we intended that PIUs would be issued only to the Management Members in recognition of their contributions to the formation of our Company. Accordingly, Mr. Melby did not receive a grant of PIUs and instead received stock options to purchase shares of our common stock under the BankUnited, Inc. 2009 Stock Option Plan. Mr. Melby was granted 14,600 stock options on March 29, 2010 with an exercise price of $17.86 per share based on the fair market value per share of common stock. The stock options granted to Mr. Melby in 2010 were in respect of his commencement of employment and service during 2009 and vest in three substantially equal installments on each of the first three anniversaries of the grant date, subject to Mr. Melby's continued service through the applicable vesting dates.

        The PIUs and stock options are described further below following "—Grants of Plan-Based Awards—2010 Grants of Plan-Based Awards."

        As part of the Reorganization, the Management Members received a combination of common stock (both shares not subject to vesting schedules and restricted shares that are subject to vesting schedules) and options to purchase common stock (both vested and unvested) as well as certain dividend equivalent rights, in each case, in respect of the PIUs held by the Management Members. Such shares of common stock received by the Management Members did not include newly issued shares that are dilutive to stockholders, but were allocated from the pool of shares then held by the LLC that would otherwise have been distributed pro rata to the Sponsors, as well as the other unit holders of the LLC in respect of their units as part of the liquidation of the LLC. Shares later forfeited by the Management Members will be distributed pro rata back to the then-unit holders and not to us. Such shares have not been registered under the Securities Act and may only be sold pursuant to registration under the Securities Act or an exemption therefrom. The shares issuable upon exercise of options will be newly issued shares that will be issued under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan described below, which is covered by a registration statement on Form S-8.

        In addition, the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan was adopted in connection with the IPO and we will no longer issue new options under the BankUnited, Inc. 2009 Stock Option Plan.

        The Board of Directors of the LLC approved the vesting in full of the IRR-based PIUs that were held by the Management Members such that, immediately prior to the consummation of the Reorganization, all IRR-based PIUs were vested. In addition, each of the Management Members were permitted to sell the same fractional amount of common stock (including shares to be received upon the liquidation of the LLC and the corresponding conversion of PIUs to stock and options) as the Sponsors were permitted to sell in connection with the IPO.

  Holdback Agreements

        Each of (1) Mr. Kanas and certain funds affiliated with Blackstone, Carlyle, Centerbridge and WL Ross have separately agreed during the 18 months commencing on January 27, 2011 and (2) the other Management Members have separately agreed during the 12 months commencing on January 27, 2011 not to effect any sales pursuant to Rule 144 under the Securities Act of any of our equity securities.

  Liquidation of the LLC and Treatment of Interests in the LLC

        In connection with the IPO the LLC was liquidated in accordance with the terms of the LLC Agreement, which contemplated the Reorganization. In accordance with the terms of the LLC Agreement, the following transactions occurred immediately prior to the consummation of the IPO in connection with the liquidation of the LLC (based on the initial offering price of $27.00 per share after deducting underwriting discounts and commissions):

  •
  5,795,236 shares of our common stock held by the LLC were distributed to the Management Members in respect of their common equity investment in the LLC at the time of its formation (or, in the case of Mr. Pauls, at the time his employment with us commenced);

  •
  in respect of the vested IRR-based PIUs (after giving effect to the acceleration of vesting described above) and vested Time-based PIUs held by the Management Members, the Management Members received:

  •
  3,863,491 shares of our common stock held by the LLC;

  •
  fully vested and exercisable options under the Omnibus Equity Incentive Plan to acquire 3,023,314 shares of our common stock, which options have an exercise price per share equal to the initial public offering price per share in the IPO and will expire on the tenth anniversary of the date of grant; and

  •
  a dividend equivalent right that will entitle the holder thereof to receive the economic benefit, for a period of ten years following the date of grant, of any dividends paid with respect to our common stock after the IPO as though such holder owned the number of shares of our common stock that would be issuable upon exercise of the options received by such holder described above; and

  •
  in respect of the unvested Time-based PIUs held by the Management Members, the Management Members received:

  •
  1,931,745 shares of our common stock held by the LLC that are restricted shares of common stock, which vesting restrictions will lapse and cease to exist in accordance with the same time-based vesting schedule as existed for the corresponding Time-based PIUs as described above;

  •
  a payment from us at the time the vesting restrictions applicable to the restricted shares received by the Management Members described above lapse in an amount equal to the amount of all dividends that would have been paid to such restricted shares between the date of the IPO and the date that the vesting restrictions lapse had such restricted shares not been subject to such vesting restrictions and were instead entitled to participate in dividends on the same basis as our common stock;

  •
  unvested and unexercisable options under the Omnibus Equity Incentive Plan to acquire 1,511,656 shares of our common stock, which options (i) have an exercise price per share equal to the initial public offering price per share in the IPO, (ii) expire on the tenth anniversary of the date of grant and (iii) vest in accordance with the same time-based vesting schedule as existed for the corresponding Time-based PIUs as described above; and

  •
  a dividend equivalent right that only entitles the holder thereof to an aggregate payment from us at the time the unvested options vest in accordance with their terms in an amount equal to the amount of all dividends that would have been paid in respect of such unvested options after the date of the IPO and prior to such vesting date as though such holder owned the number of shares of our common stock that would be issuable upon the vesting and exercise of the options.

  Restricted Shares

        Pursuant to his offer letter, Mr. Melby is eligible to receive grants of equity-based compensation. After a review of subjective criteria relative to Mr. Melby's performance and to provide Mr. Melby with continued long-term incentive opportunities, the Compensation Committee granted 11,000 restricted shares to Mr. Melby on March 11, 2011. The restricted shares vest in substantially equal installments on each of the first three anniversaries of the grant date, subject to Mr. Melby's continued service through the applicable vesting dates. The closing price of the Company's common stock on March 11, 2011 was $28.05.

Equity Ownership Requirements

        In connection with the formation of our Company, certain of the Management Members were required to invest a portion of their personal assets in our Company. Mr. Kanas invested $23,500,000, Mr. Bohlsen invested $10,000,000 and Mr. Singh invested $1,000,000. Mr. Pauls invested $1,000,000 in our Company in connection with the commencement of his employment. The amounts that the Management Members were initially required to invest vary and each executive's investment amount is in relation to his net worth. Mr. Melby joined BankUnited subsequent to our formation and was not required to invest any of his personal assets in our Company.

        In connection with the IPO and in exchange for the PIUs vesting described above, we adopted a policy to which the Management Members agreed relating to the minimum amount of equity securities that such Management Members must retain for so long as they are employed by us. This policy, which may be waived from time to time by the Compensation Committee, provides that so long as Mr. Kanas is CEO, he will not sell equity if, after giving effect to such sale, his retained equity (including vested and unvested equity, including options) has a value that is less than twelve times his base salary. Additionally, for Messrs. Pauls, Bohlsen and Singh, so long as they are employed and are named executive officers of the Company, they will not sell equity if, after giving effect to such sale, their respective retained equity (including vested and unvested equity, including options) has a value that is less than five times their respective base salary. We believe that requiring members of our senior management to invest and maintain ownership in our Company serves to align their interests with the interests of our stockholders generally.

Tax and Accounting Implications

        Transition provisions under Section 162(m) may apply for a period of three years following the consummation of the IPO to certain compensation arrangements that were entered into by a corporation before it was publicly held.

Summary Compensation Table

        The following summary compensation table sets forth the total compensation paid or accrued for the year ended December 31, 2010 to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(6)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)
John A. Kanas,	2010	2,250,000	—	131,276	7,139	107,283	2,495,698
Chairman, President and	2009	1,377,620	—	35,763,663	238	83,980	37,225,501
Chief Executive Officer(1)
Douglas J. Pauls,	2010	650,000	—	10,592	2,044	44,250	706,886
Chief Financial Officer(2)	2009	267,941	—	2,914,076	62	59,521	3,241,600
John Bohlsen,	2010	1,250,000	—	67,338	3,071	62,283	1,382,692
Vice Chairman and	2009	765,345	—	18,279,207	102	50,886	19,095,540
Chief Lending Officer(3)
Rajinder P. Singh,	2010	1,000,000	—	58,448	3,071	55,218	1,116,737
Chief Operating	2009	612,276	—	15,894,969	102	23,302	16,530,649
Officer(4)
Randy R. Melby	2010	325,000	300,000	—	—	37,172	662,172
Senior Executive Vice	2009	85,281	75,000	73,248	—	10,444	243,973
President, Chief Risk
Officer of BankUnited(5)

(1)
Mr. Kanas receives an annual base salary of $1,125,000 pursuant to the terms of his amended and restated employment agreement with BankUnited and an annual base salary of $1,125,000 pursuant to the terms of his employment agreement with the LLC and BankUnited, Inc.

(2)
Mr. Pauls receives an annual base salary of $552,500 pursuant to the terms of his amended and restated employment agreement with BankUnited and an annual base salary of $97,500 pursuant to the terms of his employment agreement with the LLC and BankUnited, Inc.

(3)
Mr. Bohlsen receives an annual base salary of $1,062,500 pursuant to the terms of his amended and restated employment agreement with BankUnited and an annual base salary of $187,500 pursuant to the terms of his employment agreement with the LLC and BankUnited, Inc.

(4)
Mr. Singh receives an annual base salary of $750,000 pursuant to the terms of his amended and restated employment agreement with BankUnited and an annual base salary of $250,000 pursuant to the terms of his employment agreement with the LLC and BankUnited, Inc.

(5)
Mr. Melby receives an annual base salary of $325,000 pursuant to the terms of his offer letter with BankUnited.

(6)
Represents the value of the PIUs granted to the Management Members and the value of the stock options granted to Mr. Melby in accordance with FASB ASC Topic 718.

(7)
Represents the value of above-market earnings on nonqualified deferred compensation amounts credited with respect to each applicable named executive officer. Pursuant to our Nonqualified Deferred Compensation Plan, amounts deferred thereunder are credited with interest at a rate of

  6% per annum. According to IRS guidelines, as of December 2010, interest above 2.45% is considered above market.

(8)
$11,025 and $78,975 represent contributions made by us on Mr. Kanas' behalf to our 401(k) plan and Nonqualified Deferred Compensation Plan, respectively, $4,283 for an automobile allowance and $13,000 for a driver allowance. $11,025 and $18,225 represent contributions made by us on Mr. Pauls' behalf to our 401(k) plan and Nonqualified Deferred Compensation Plan, respectively, and $15,000 for an automobile allowance. $11,025 and $33,975 represent contributions made by us on Mr. Bohlsen's behalf to our 401(k) plan and Nonqualified Deferred Compensation Plan, respectively, $4,283 for an automobile allowance and $13,000 for a driver allowance. $11,025 and $33,975 represent contributions made by us on Mr. Singh's behalf to our 401(k) plan and Nonqualified Deferred Compensation Plan, respectively, and $10,218 for an automobile allowance. $7,172 represents contributions made by us on Mr. Melby's behalf to our 401(k) plan, $12,000 for an automobile allowance and $18,000 for a housing allowance.

Grants of Plan-Based Awards

        The following table sets forth certain information with respect to the plan-based awards granted to each of our named executive officers during 2010:

2010 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Closing Price on Date of Grant ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Mr. Kanas	3/11/2010	134	—	850.30	113,940
	9/30/2010	14	—	1,238.25	17,336
Mr. Pauls	3/11/2010	11	—	850.30	9,353
	9/30/2010	1	—	1,238.25	1,238
Mr. Bohlsen	3/11/2010	69	—	850.30	58,671
	9/30/2010	7	—	1,238.25	8,668
Mr. Singh	3/11/2010	60	—	850.30	51,018
	9/30/2010	6	—	1,238.25	7,430
Mr. Melby	3/29/2010	—	14,600	17.86	73,248

(1)
Represents grants of PIUs to the Management Members pursuant to the anti-dilution protection described below. Each of these anti-dilution grants vest in accordance with the same vesting schedule as the original PIU grants described below.

(2)
Represents grant of stock options to Mr. Melby under the BankUnited, Inc. 2009 Stock Option Plan in respect of his commencement of employment and service during 2009. The stock options vest in three substantially equal installments on each of the first three anniversaries of the grant date, subject to Mr. Melby's continued service through the applicable vesting dates.

(3)
$850 represents the price per PIU as of December 31, 2009, which was the most recent date the PIUs were valued prior to the March 11, 2010 grants, and $1,238 represents the price per PIU as of September 30, 2010. $17.86 represents the exercise price per share of our common stock covered by the stock options granted to Mr. Melby, which is the fair market value per share as of March 31, 2010.

(4)
Represents the value of the PIUs granted to the applicable Management Member on March 11, 2010 based on a PIU valuation as of December 31, 2009, which was the most recent date the PIUs were valued prior to the March 11, 2010 grants, and as of September 30, 2010 with respect to the grants on such date in accordance with FASB ASC Topic 718. In addition, $73,248 represents the value of the stock options granted to Mr. Melby on March 29, 2010 based on the fair market value of our common stock as of March 31, 2010 in accordance with FASB ASC Topic 718.

  Management Profits Interest Units

        On May 21, 2009, we granted management PIUs to certain of our Management Members. Each PIU represents the right of the holder to share in distributions from the LLC after certain preferred allocations have been made. Mr. Pauls received his PIUs on September 1, 2009, after commencing employment with us on August 4, 2009. Half of the PIUs vest with the passage of time and half vest upon attainment of certain investment returns.

        With regard to the Time-based PIUs, in general: one-third vested on May 21, 2010, and one-third will become vested on each of May 21, 2011 and May 21, 2012. With respect to Mr. Pauls' PIUs, one-third vested on September 1, 2010, and one-third will become vested on each of September 1, 2011 and September 1, 2012.

        IRR-based PIUs will become vested pursuant to the terms of LLC Agreement.

        In the event of a change of control, all of the unvested Time-based PIUs will vest. "Change of control" means either: the sale or disposition of substantially all of our assets to persons other than our investor members and outside members and their respective affiliates; or the date upon which persons other than our investor members or outside members gain 50% or more of the voting power of our Company. In the event that a Management Member's (other than Mr. Pauls) employment is terminated without cause or he resigns for good reason, 100% of his Time-based PIUs will vest as of the termination date.

        If a Management Member's employment with us terminates due to his death or disability and, in the case of Mr. Pauls, due to his termination without cause or resignation for good reason, he shall become entitled to the number of Time-based PIUs that would have vested over the twelve-month period following the termination date.

        Each Management Member who holds PIUs is subject to certain anti-dilution protection whereby he will receive additional grants of PIUs upon the issuance of additional units in the LLC. The anti-dilution protection ensures that the economic value of the PIUs granted to the executive remains unaffected by subsequent events.

  Stock Options

        On March 29, 2010, we granted 14,600 stock options to Mr. Melby with an exercise price per share equal to $17.86, based on the fair market value per share of common stock. The stock options vest in three substantially equal installments on each of the first three anniversaries of the grant date, subject to Mr. Melby's continued service through the applicable vesting dates. The stock options were granted under the BankUnited, Inc. 2009 Stock Option Plan, described below.

  BankUnited, Inc. 2009 Stock Option Plan

        We maintain the BankUnited, Inc. 2009 Stock Option Plan, pursuant to which awards of stock options have been granted to select employees, including Mr. Melby. In connection with the IPO and the adoption of the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan, all future grants of stock options will be made under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan.

        A maximum of 2,312,500 shares of our common stock may be delivered in satisfaction of stock options granted under the BankUnited, Inc. 2009 Stock Option Plan, subject to adjustment for certain corporate events. We adopted the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan in connection with the IPO and we will no longer issue options under the BankUnited Inc, 2009 Stock Option Plan beyond the 981,710 options outstanding as of the date of the IPO. The exercise price of a stock option will generally not be less than the fair market value of the common stock subject to the stock option, determined as of the date of grant. The terms and conditions applicable to stock options granted under the BankUnited, Inc. 2009 Stock Option Plan will be determined by our Board or a committee of our Board, which will administer the plan. All stock options granted under the BankUnited, Inc. 2009 Stock Option Plan are intended to be non-qualified stock options, and are not intended to be treated as "incentive stock options" that comply with Section 422 of the Internal Revenue Code of 1986, as amended.

        Upon termination of a participant's employment, unless otherwise provided in his or her award agreement, all stock options (whether or not vested) will be forfeited, except that: (a) all stock options held by the participant immediately prior to his or her termination for any reason other than cause, death or disability, to the extent then exercisable, will remain exercisable until the earlier of (i) ninety (90) days following the termination and (ii) the expiration of the term of the stock options, and will thereupon terminate; (b) all stock options held by a participant immediately prior to the termination of his or her employment as a result of his or her death or disability, to the extent then exercisable, shall remain exercisable until the earlier of (i) twelve (12) months following the termination and (ii) the expiration of the term of the stock options, and shall thereupon terminate; and (c) all stock options (whether vested or unvested) held by a participant immediately prior to his or her termination for cause will immediately terminate.

        Payment of the exercise price may be made in such forms as the Administrator may determine, including (a) by cash or check, (b) by means of withholding of shares of common stock with an aggregate fair market value equal to (i) the aggregate exercise price and (ii) the minimum statutory withholding taxes.

        Except as otherwise provided in an award agreement, in the event of a change of control in which there is an acquiring or surviving entity, the Administrator may provide for the continuation or assumption of some or all of the outstanding stock options, or for the grant of new stock options in substitution therefor, by the acquiror or survivor, in each case on such terms and subject to such conditions as preserve the intrinsic value of the stock option in the Administrator's good faith determination. In the event of a Change of Control (as defined below) in which there is no assumption or substitution as to some or all of the outstanding stock options, the Administrator will preserve the intrinsic value of the stock options, provide for treating as satisfied any time-based vesting condition on any such stock option or for the accelerated delivery of shares of common stock issuable under each such stock option, or cancel any stock option and, in connection therewith, pay an amount (in cash or, in the discretion of the Administrator, in the form of consideration paid to shareholders of the Company in connection with such Change of Control) equal the excess, if any, of the fair market value of the shares of common stock subject to the stock options over the aggregate exercise price of the stock options.

        "Change of Control" means (a) the sale or disposition, in one or a series of related transactions, of all or substantially all of the assets of our company, other than to any person or group holding an interest in BU Financial Holdings LLC as of May 21, 2009 and/or their respective affiliates (together, the "Investors") or (B) the date upon which any person or group, other than the Investors, is or becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the total voting power of the voting interests in BU Financial Holdings LLC or the voting stock of our company, including by way of merger, consolidation or otherwise.

        Our Board, in it sole and absolute discretion, may at any time or times amend or alter the BankUnited, Inc. 2009 Stock Option Plan or any outstanding stock option and may at any time terminate or discontinue the BankUnited, Inc. 2009 Stock Option Plan. Our Board may not, without a participant's consent, amend or terminate the terms of a stock option or the plan if doing so would adversely affect a participant's rights. Any amendments to the plan will be conditioned upon stockholder approval only to the extent, if any, approval is required by applicable law (including the Code).

Employment Agreements with Named Executive Officers

        On July 10, 2009, Messrs. Kanas, Bohlsen, and Singh entered into employment agreements with the LLC, BankUnited, Inc. and BankUnited, which set forth the terms of their employment. On September 1, 2009, Mr. Pauls entered into employment agreements with the LLC, BankUnited, Inc. and BankUnited, which set forth the terms of his employment. On August 18, 2010, we amended and restated the original employment agreements with each of the Management Members to remove the LLC and BankUnited, Inc. as parties to the agreement, leaving BankUnited as the sole employer. In addition, on August 18, 2010, each of the Management Members entered into new employment agreements with the LLC and BankUnited, Inc. The Management Members did not become entitled to new or additional compensation as a result of the amendments and entry into the new employment agreements; rather the compensation and benefits provided to the Management Members under the original employment agreements was allocated between the amended and restated employment agreements with BankUnited and the new employment agreements with the LLC and BankUnited, Inc.

        In general, the initial term of employment provided under each Management Member's amended and restated employment agreement with BankUnited and employment agreement with the LLC and BankUnited, Inc. expires on July 10, 2012 (in the case of Mr. Pauls, who commenced his employment later than our other Management Members, the initial term of employment expires on September 1, 2012). The Board of BankUnited or the LLC and BankUnited, Inc., as applicable, may elect to extend the term of employment for additional one-year periods unless either BankUnited, the LLC and BankUnited, Inc., as applicable, or the Management Member gives the other party at least ninety days' notice of intent not to renew.

        In addition, each Management Member's amended and restated employment agreement with BankUnited contains certain regulatory language required by the OTS, which provides for the suspension or termination of BankUnited's obligations under the agreement in the event of certain events affecting the executive's ability to work for BankUnited or if BankUnited is in default of certain of its regulatory obligations.

        Each Management Member's employment agreement with BankUnited, as amended and restated, and new employment agreement with the LLC and BankUnited, Inc. are summarized below. In addition, Mr. Melby's offer letter with BankUnited is summarized below.

  John Kanas

  Amended and Restated Agreement with BankUnited

        The agreement provides Mr. Kanas an annual base salary of $1,125,000, which may be increased (but not decreased) at the sole discretion of the board of directors of BankUnited. During each full fiscal year, Mr. Kanas will be eligible to earn a discretionary bonus as determined by the board of directors of BankUnited.

        Mr. Kanas is entitled to participate in BankUnited's employee benefit plans (other than annual bonus and incentive plans) on the same basis as those benefits are available to BankUnited's other senior executives. Those benefits include: participation in group life, hospitalization, medical, dental, health, accident and short and long term disability plans, four weeks annual paid vacation, and reimbursement for reasonable business expenses. In addition, Mr. Kanas is eligible for payment of professional dues and professional membership fees, participation in an excess 401(k) plan, an automobile allowance, and a driver (at market cost).

  Agreement with the LLC and BankUnited, Inc.

        The agreement provides Mr. Kanas an annual base salary of $1,125,000, which may be increased (but not decreased) at the sole discretion of the board of directors of the LLC and BankUnited, Inc. During each full fiscal year, Mr. Kanas will be eligible to earn a discretionary bonus as determined by the board of directors of the LLC and BankUnited, Inc.

  Douglas Pauls

  Amended and Restated Agreement with BankUnited

        The agreement provides Mr. Pauls an annual base salary of $552,500, which may be increased (but not decreased) at the sole discretion of the board of directors of BankUnited. During each full fiscal year, Mr. Pauls will be eligible to earn a discretionary bonus as determined by the board of directors of BankUnited.

        Mr. Pauls is entitled to participate in BankUnited's employee benefit plans (other than annual bonus and incentive plans) on the same basis as those benefits are available to BankUnited's other senior executives. In addition, Mr. Pauls is eligible to participate in our excess 401(k) plan and to receive an automobile allowance.

  Agreement with the LLC and BankUnited, Inc.

        The agreement provides Mr. Pauls an annual base salary of $97,500, which may be increased (but not decreased) at the sole discretion of the board of directors of the LLC and BankUnited, Inc. During each full fiscal year, Mr. Pauls will be eligible to earn a discretionary bonus as determined by the board of directors of the LLC and BankUnited, Inc.

  John Bohlsen

  Amended and Restated Agreement with BankUnited

        The agreement provides Mr. Bohlsen an annual base salary of $1,062,500, which may be increased (but not decreased) at the sole discretion of the board of directors of BankUnited. During each full fiscal year, Mr. Bohlsen will be eligible to earn a discretionary bonus as determined by the board of directors of BankUnited.

        Mr. Bohlsen will be entitled to participate in BankUnited's employee benefit plans (other than annual bonus and incentive plans) on the same basis as those benefits are available to BankUnited's other senior executives. In addition, Mr. Bohlsen is eligible for payment of professional dues and professional membership fees, participation in an excess 401(k) plan, an automobile allowance, and a driver (at market cost).

  Agreement with the LLC and BankUnited, Inc.

        The agreement provides Mr. Bohlsen an annual base salary of $187,500, which may be increased (but not decreased) at the sole discretion of the board of directors of the LLC and BankUnited, Inc.

During each full fiscal year, Mr. Bohlsen will be eligible to earn a discretionary bonus as determined by the board of directors of the LLC and BankUnited, Inc.

  Rajinder Singh

  Amended and Restated Agreement with BankUnited

        The agreement provides Mr. Singh an annual base salary of $750,000, which may be increased (but not decreased) at the sole discretion of the board of directors of BankUnited. During each full fiscal year, Mr. Singh will be eligible to earn a discretionary bonus as determined by the board of directors of BankUnited.

        Mr. Singh will be entitled to participate in BankUnited's employee benefit plans (other than annual bonus and incentive plans) on the same basis as those benefits are available to BankUnited's other senior executives. In addition, Mr. Singh is eligible for payment of professional dues and professional membership fees, participation in an excess 401(k) plan, and an automobile allowance.

  Agreement with the LLC and BankUnited, Inc.

        The agreement provides Mr. Singh an annual base salary of $250,000, which may be increased (but not decreased) at the sole discretion of the board of directors of the LLC and BankUnited, Inc. During each full fiscal year, Mr. Singh will be eligible to earn a discretionary bonus as determined by the board of directors of the LLC and BankUnited, Inc.

        For a description of severance payments and benefits made available under the employment agreements, see the section below entitled "—Potential Payments Upon Termination or Change-in-Control."

  Randy R. Melby

  Offer Letter with BankUnited

        BankUnited entered into an offer letter with Mr. Melby, effective as of September 28, 2009, pursuant to which he serves as Senior Executive Vice President, Chief Risk Officer of BankUnited. The offer letter provides Mr. Melby an annual base salary of $325,000, a target bonus opportunity equal to $300,000 and eligibility to receive annual grants of stock options valued at $350,000. The offer letter also entitles Mr. Melby to a rent subsidy of $2,000 per month for a period of twelve months and a monthly car allowance equal to $1,000. Mr. Melby is an at-will employee and his offer letter does not provide for severance payments or benefits upon termination of employment.

BankUnited, Inc. 2010 Omnibus Equity Incentive Plan

        In connection with the IPO, we adopted the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan, or the Plan, which became effective upon our common stock being listed and approved for listing upon notice of issuance on the New York Stock Exchange, and will continue in effect until the tenth anniversary of that date.

        The Plan provides for the grant of share options (all share options granted under the Plan are intended to be non-qualified share options and are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code")), share appreciation rights ("SARs"), restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards.

        The Plan may be administered by our Board or by a committee of directors designated by our Board (the "Administrator"). The Administrator has broad administrative authority to interpret the Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Plan. Pursuant to its administrative authority, the Administrator may, among other things: select the persons who will receive awards and determine the types of awards to be granted; determine the terms and conditions of those awards, and amend the terms and conditions of outstanding awards.

        The number of shares of our common stock available for issuance under the Plan is 7,500,000. Once the Plan becomes subject to Section 162(m) of the Internal Revenue Code, the aggregate awards granted during any single year to a person who is likely to be a "covered employee" (within the meaning of Section 162(m) of the Internal Revenue Code) may not exceed 1,000,000 shares of our common stock.

        The Plan provides that, in the event of a merger, consolidation, recapitalization, share dividend or other change in corporate structure affecting our common stock, the Administrator will make, in its sole discretion, an equitable substitution or proportional adjustment in (i) the aggregate number of shares of common stock reserved for issuance under the Plan, (ii) the maximum number of shares of common stock that may be subject to awards granted to a participant in any calendar year, (iii) the kind, number and exercise price subject to outstanding share options and SARs granted under the Plan, and (iv) the kind, number and purchase price of shares of common stock subject to outstanding awards of restricted shares, deferred shares, performance shares or other share-based awards granted under the Plan. In addition, in the event of a merger, amalgamation, consolidation, reclassification, spin-off, spin-out, repurchase, reorganization, recapitalization, share dividend or other change in corporate structure affecting the common stock, the Administrator may, in its discretion, terminate all awards in exchange for the payment of cash or in-kind consideration.

        The Plan provides that, unless otherwise determined by the Administrator and evidenced in an award agreement, if a change in control occurs, then (i) any unvested or unexercisable portion of an award carrying a right to exercise shall become fully vested and exercisable and (ii) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any other award granted under the Plan will lapse and such unvested awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved.

        For purposes of the Plan a "change in control" means, in general: (i) a person or entity acquires securities representing 50% or more of our voting power; (ii) certain mergers or amalgamations involving us or any of our subsidiaries and another corporation; (iii) an unapproved change in the majority membership of our Board; (iv) the approval by stockholders of a plan of complete liquidation or dissolution of our company; or (v) the consummation of an agreement for certain sales or dispositions of all or substantially all of our assets.

        The fair market value of a share of common stock will be determined by the Administrator in its sole discretion, subject to certain limitations, including if our common stock is admitted to trading on a national securities exchange, the fair market value of a share of common stock will be the closing sales price per share on the applicable date, or if no sale was reported on that date, for the last preceding date on which there was a sale of shares of common stock on the exchange.

Option Exercises and Stock Vested

        The following table contains information regarding PIUs held by our Management Members, which vested during fiscal year 2010. Mr. Melby does not hold PIUs and none of his stock options vested during fiscal year 2010.

2010 Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Mr. Kanas	8,444	7,123,821
Mr. Pauls	688	708,514
Mr. Bohlsen	4,316	3,640,999
Mr. Singh	3,753	3,166,190

(1)
For Messrs. Kanas, Bohlsen, and Singh, one-third of the Time-based PIUs, including the 2010 grants of PIUs, pursuant to the anti-dilution protection described above, vested on May 21, 2010. For Mr. Pauls, one-third of the Time-based PIUs, including the 2010 grants, vested on September 1, 2010.

(2)
For Messrs. Kanas, Bohlsen, and Singh, based on the March 31, 2010 value of $844, the most recent valuation date prior to vesting. For Mr. Pauls, based on the June 30, 2010 value of $1,030, the most recent valuation date prior to vesting.

Outstanding Equity Awards at Fiscal Year-End

        The following table shows grants of equity awards outstanding on December 31, 2010 for each of our named executive officers:

Outstanding Equity Awards at 2010 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Mr. Kanas	—	—	—	—	42,268	68,770,459
Mr. Pauls	—	—	—	—	3,444	5,603,422
Mr. Bohlsen	—	—	—	—	21,603	35,148,297
Mr. Singh	—	—	—	—	18,786	30,565,010
Mr. Melby	—	14,600	17.86	3/29/2020	—	—

(1)
Represents stock options granted to Mr. Melby on March 29, 2010, which vest in three substantially equal installments on each of the first three anniversaries of the grant date, subject to Mr. Melby's continued service through the applicable vesting dates.

(2)
The stock options granted to Mr. Melby have an exercise price of $17.86 per share based on the fair market value per share of common stock as of March 31, 2010.

(3)
One-half of the PIUs granted to each Management Member is comprised of Time-based PIUs and the other half is comprised of IRR-based PIUs. With regard to the Time-based PIUs, in general: one-third vested on May 21, 2010, and one-third will become vested on each of May 21, 2011 and May 21, 2012. With respect to Mr. Pauls' PIUs, one-third vested on September 1, 2010, and one-third will become vested on each of September 1, 2011 and September 1, 2012. IRR-based PIUs will become vested pursuant to the terms of LLC Agreement.

(4)
Based on the value of the PIUs at December 31, 2010, the most recent available valuation date.

Nonqualified Deferred Compensation

        The Management Members are eligible to participate in our Nonqualified Deferred Compensation Plan, which allows each executive the ability to defer compensation in excess of annual IRS limits (for 2009 and 2010, the limit is $16,500) that are applicable to our qualified 401(k) plan. Mr. Melby does not participate in our Nonqualified Deferred Compensation Plan. Each Management Member is also eligible to receive company matching contributions under the plan. For the 2010 plan year, we contributed an amount equal to four and one-half percent of each executive's eligible compensation to the plan on his behalf. For subsequent plan years, we will contribute one hundred percent of the first one percent plus seventy percent of the next five percent of eligible compensation that the executive elects to defer under the plan. Amounts deferred by the executive are vested at all times and amounts that we contribute on his behalf will become vested upon the earlier to occur of a change in control (as defined in the plan), the executive's death, disability, attainment of "Normal Retirement Age" under our 401(k) plan or completion of two years of service. Amounts deferred under our Nonqualified Deferred Compensation Plan are distributed upon a date specified by the executive, which may be no earlier than January 1 of the third plan year following the plan year in which the compensation would have otherwise been paid to the executive, or upon the earliest to occur of the executive's separation from service, disability or a change in control.

        The table below shows contributions to our Nonqualified Deferred Compensation Plan by the Management Members and by us on behalf of the Management Members during 2010.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Mr. Kanas	105,300	78,975	12,087	—	309,619
Mr. Pauls	40,500	18,225	3,446	—	91,498
Mr. Bohlsen	45,300	33,975	5,200	—	133,198
Mr. Singh	45,300	33,975	5,200	—	133,198

Potential Payments upon Termination or Change-in-Control

        Each Management Member's amended and restated employment agreement with BankUnited and new employment agreement with the LLC and BankUnited, Inc. provide for severance payments and benefits, to the extent applicable, in the event of a termination of employment. The following description of the severance payments and benefits apply generally with respect to each Management Member's amended and restated employment agreement with BankUnited and employment agreement with the LLC and BankUnited, Inc. except as specifically noted. Mr. Melby's offer letter with BankUnited does not entitle him to severance payments or benefits in the event of a termination of his employment. Pursuant to the terms of the BankUnited, Inc. 2009 Stock Option Plan, the vesting of the stock options granted to Mr. Melby would have accelerated assuming the occurrence of a change in control as of December 31, 2010.

        A Management Member's employment may be terminated at any time and for any reason upon at least thirty days' notice. A Management Member's employment may also be terminated for "cause" (as defined below).

        If a Management Member's employment is terminated for cause, or if he resigns at a time when grounds for cause exist, or if he resigns without "good reason" (as defined below) he is entitled to receive:

          (A)  the base salary accrued through the date of termination, which must be paid within fifteen days following the date of such termination;

          (B)  any annual bonus awarded but unpaid at the time of the termination for the preceding fiscal year (unless payment is otherwise deferred, in which case it will be paid at the earliest possible time); and

          (C)  any fully vested employee benefits to which he is entitled.

Together, (A)-(C) will be referred to as the "accrued rights."

        In the event that a Management Member dies, his employment will automatically terminate. If he becomes disabled, BankUnited or the LLC and BankUnited, Inc., as applicable, may terminate his employment. For purposes of the employment agreement, "disability" means the failure of a Management Member to perform his duties for six consecutive months, or for an aggregate of nine months in any consecutive twelve-month period.

        In the event that a Management Member's employment is terminated due to death or disability, his estate is entitled to receive the accrued rights. In addition, the Management Member (to the extent applicable) and his dependents are generally entitled to receive continued coverage under the group health plans of BankUnited or the LLC and BankUnited, Inc., as applicable, at the sole expense of BankUnited or the LLC and BankUnited, Inc., as applicable, for twenty-four months following his disability or death. If the continued coverage cannot be provided for longer than eighteen months, BankUnited or the LLC and BankUnited, Inc., as applicable, shall pay the Management Member or his estate, on the first business day of every month, an amount equal to the premium we would otherwise have paid. In the case of Mr. Pauls, he (to the extent applicable) and his dependents are entitled to receive continued coverage under the group health plans of BankUnited or the LLC and BankUnited, Inc., as applicable, at the sole expense of BankUnited or the LLC and BankUnited, Inc., as applicable, for six months following the disability or death.

        A Management Member's employment may be terminated by BankUnited or the LLC and BankUnited, Inc., as applicable, without cause or voluntarily by him for good reason.

        If Messrs. Kanas' or Bohlsen's employment is terminated without cause or for good reason, he is entitled to receive:

          (A)  the accrued rights;

          (B)  two times the sum of his base salary and any bonus paid to him for the preceding fiscal year (minus $250,000 under the amended and restated employment agreement with BankUnited), minus the present value of any other cash severance benefits, payable within sixty days following his termination; and

          (C)  continued coverage under the group health plans of BankUnited or the LLC and BankUnited, Inc., as applicable, for the Management Member and his dependents until the earlier of twenty-four months from his date of termination, and the date upon which the Management Member becomes eligible for comparable coverage from another employer. If coverage cannot be provided for longer than eighteen months, the Management Member will receive the premium amounts in cash on the first business day of every month.

        If Mr. Pauls' employment is terminated without cause or if he resigns for good reason, he is entitled to receive:

          (A)  the accrued rights;

          (B)  the number of months, up to a maximum of twelve, in which Mr. Pauls was employed with us, multiplied by his monthly base salary, minus the present value of any other cash severance benefits, payable within sixty days following his termination; and

          (C)  continued coverage under the group health plans of BankUnited or the LLC and BankUnited, Inc., as applicable, for Mr. Pauls and his dependents until the earlier of six months from his date of termination, and the date upon which Mr. Pauls becomes eligible for comparable coverage from another employer.

        If Mr. Singh's employment is terminated without cause or if he resigns for good reason, he is entitled to receive:

          (A)  the accrued rights;

          (B)  two times the sum of Mr. Singh's base salary and any bonus paid to him for the preceding fiscal year, minus the present value of any other cash severance benefits, payable within sixty days following his termination; and

          (C)  continued coverage under the group health plans of BankUnited or the LLC and BankUnited, Inc., as applicable, for Mr. Singh and his dependents until the earlier of twenty-four months from his date of termination, and the date upon which Mr. Singh becomes eligible for comparable coverage from another employer. If coverage cannot be provided for longer than eighteen months, Mr. Singh will receive the premium amounts in cash on the first business day of every month.

        Payment of the amounts other than the accrued rights are contingent upon the Management Member executing a general release of claims in favor of BankUnited or the LLC and BankUnited, Inc., as applicable.

        If any compensation paid to a Management Member becomes subject to the excise tax under Section 4999 of the Internal Revenue Code, BankUnited will pay the Management Member an amount equal to half of the amount that would be necessary to put him in the same position as he would have been in had he not been subject to the excise tax.

        Each Management Member is subject to non-competition and non-solicitation covenants for eighteen months post-termination. In addition, he is subject to perpetual non-disparagement and confidentiality covenants.

        For purposes of the employment agreements, "cause" generally means a Management Member's: (A) personal dishonesty, (B) incompetence or willful misconduct, (C) willful or intentional failure to perform certain duties, (D) willful violation of any law, rule, or regulation or (E) willful and material breach of any material provision of the employment agreement.

        "Good reason" generally means a material reduction in the Management Member's salary or benefits, a material diminution in his reporting relationship or responsibilities (in the case of Messrs. Bohlsen or Singh, such a diminution will not constitute good reason so long as Mr. Kanas is the Chief Executive Officer of the Company or Chairman of our Board if the diminution was approved by Mr. Kanas), the failure of BankUnited or the LLC and BankUnited, Inc., as applicable, to pay compensation, or notice by BankUnited or the LLC and BankUnited, Inc., as applicable, that it or they will not be extending his term. In the case of Mr. Kanas, "good reason" also includes his removal as Chief Executive Officer or Chairman of our Board (except, in the case of the latter, for regulatory reasons). In order for any of the above events to constitute "good reason," the Management Member must provide notice of his intention to resign within sixty days of the occurrence of the event.

        The following tables show the severance payments and benefits that would have become payable to each Management Member assuming the termination of his employment or a change in control occurred as of December 31, 2010.

  Mr. Kanas

	Cash Severance ($)(1)	Continued Benefits ($)(2)	Value of Accelerated Equity ($)(3)	Excise Tax Gross-Up ($)(4)	Total ($)
Death/Disability	—	30,121	10,467,782	—	10,497,903
For Cause/Without Good Reason	—	—	—	—	—
Without Cause/For Good Reason	4,000,000	30,121	20,935,564	—	24,965,685
Change in Control	—	—	68,770,459	—	68,770,489

  Mr. Pauls

	Cash Severance ($)(1)	Continued Benefits ($)(2)	Value of Accelerated Equity ($)(3)	Excise Tax Gross-Up ($)(4)	Total ($)
Death/Disability	—	7,530	852,912	—	860,442
For Cause/Without Good Reason	—	—	—	—	—
Without Cause/For Good Reason	650,000	7,530	852,912	—	1,510,442
Change in Control	—	—	5,603,422	—	5,603,422

  Mr. Bohlsen

	Cash Severance ($)(1)	Continued Benefits ($)(2)	Value of Accelerated Equity ($)(3)	Excise Tax Gross-Up ($)(4)	Total ($)
Death/Disability	—	30,121	5,350,103	—	5,380,224
For Cause/Without Good Reason	—	—	—	—	—
Without Cause/For Good Reason	2,000,000	30,121	10,700,207	—	12,730,328
Change in Control	—	—	35,148,297	—	35,148,297

  Mr. Singh

	Cash Severance ($)(1)	Continued Benefits ($)(2)	Value of Accelerated Equity ($)(3)	Excise Tax Gross-Up ($)(4)	Total ($)
Death/Disability	—	30,121	4,652,416	—	4,682,537
For Cause/Without Good Reason	—	—	—	—	—
Without Cause/For Good Reason	2,000,000	30,121	9,304,833	—	11,334,954
Change in Control	—	—	30,565,010	—	30,565,010

(1)
The cash severance provided to each Management Member is described in each of the Management Member's employment agreements.

(2)
Each Management Member's employment agreements for continued coverage under the group health plans of BankUnited or the LLC and BankUnited, Inc., as applicable, at its or their sole expense, as described above.

(3)
For a description of equity acceleration upon certain terminations and a change in control, see the above section entitled "—Grants of Plan-Based Awards." We have assumed that performance conditions applicable to the vesting of IRR-based PIUs would have been met assuming a change in control occurred as of December 31, 2010 and that as of such date, the value of each PIU was $1,627.01.

(4)
Assuming a termination of employment or a change in control occurred as of December 31, 2010, we would have sought the requisite stockholder approval such that none of our Management Members would have become liable for payment of any excise tax. Accordingly, we did not include any amount for excise tax gross-up.

  Mr. Melby

        The following table shows the value of the accelerated vesting of Mr. Melby's stock options assuming a change in control occurred as of December 31, 2010.

Value of Accelerated Equity ($)(1)
Change in Control	$133,444

(1)
Mr. Melby's stock options were granted under the BankUnited, Inc. 2009 Stock Option Plan. Pursuant to the terms of the plan, the vesting of all of Mr. Melby's stock options would have accelerated assuming a change in control occurred as of December 31, 2010. The amount included in the chart assumes a price per share of our common stock equal to $27, the initial public offering price per share.

Director Compensation

        The following table shows compensation paid, earned or awarded to each of the non-employee members of our Board for 2010.

Director Compensation Tables

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chinh E. Chu	—	—	—	—	—	—	—
Richard S. LeFrak	—	—	—	—	—	—	—
Wilbur L. Ross, Jr.	—	—	—	—	—	—	—
P. Olivier Sarkozy	—	—	—	—	—	—	—
Lance N. West	—	—	—	—	—	—	—
Eugene F. DeMark	32,917	—	—	—	—	—	32,917
Ambassador Sue M. Cobb	50,000	—	—	—	—	—	50,000
Steven J. Saiontz(1)	45,695	—	—	—	—	—	45,695

(1)
Mr. Saiontz served on our Board from May 21, 2009 until July 20, 2010 when he resigned from our Board for personal reasons. The amount reported represents a pro rata portion of the $75,000 annual retainer fee to which Mr. Saiontz was entitled to receive, based on his time served during 2010.

        In general, the members of our Board are either investors or agents of investors in our Company and, other than Mr. DeMark and Ambassador Cobb, they do not receive any compensation from us for service on our Board. Mr. DeMark is entitled to receive an annual retainer fee equal to $100,000 and Ambassador Cobb is entitled to receive an annual retainer fee equal to $50,000. Mr. Kanas and Mr. Bohlsen are also members of our Board but do not receive any additional compensation for their services on our Board.

        The following table sets forth the compensation for future services expected to be paid to our non-employee directors.

Name	Retainer Fees
Chinh E. Chu	—
Ambassador Sue M. Cobb	50,000
Eugene F. DeMark	100,000
Richard S. LeFrak	—
Wilbur L. Ross, Jr.	—
Pierre Olivier Sarkozy	—
Lance N. West	—

        Directors who are also our employees have not received and will not receive any compensation from us for service on our Board or Board committees.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	981,710	$17.04	0
Total	981,710	$17.04	0

Security Ownership and Certain Beneficial Ownership

        The following table sets forth certain information with respect to the beneficial ownership of the Company's equity securities as of March 23, 2011 of: (1) each person or entity who owns of record or beneficially 5% or more of any class of the Company's voting securities; (2) each of the Company's named executive officers and directors; and (3) all of the Company's directors and named executive officers as a group. Beneficial ownership is determined in accordance with the rules of SEC. To our knowledge, each shareholder will have sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

        In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty days of March 23, 2011. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares of Common Stock Beneficially Owned
Name of beneficial owner	Number	%
Executive Officers and Directors:
John A. Kanas(1)	5,555,820	5.7%
John Bohlsen(2)	2,713,011	2.8%
Douglas J. Pauls	364,863	*
Rajinder P. Singh(3)	1,874,581	1.9%
Randy R. Melby(4)	15,867	*
Chinh E. Chu(5)	—	—
Ambassador Sue M. Cobb(6)	113,559	*
Eugene F. DeMark	16,067	*
Richard S. LeFrak(7)	1,292,125	1.3%
Wilbur L. Ross, Jr.(8)	13,721,131	14.1%
Pierre Olivier Sarkozy(9)	—	—
Lance N. West(10)	—	—
All executive officers and directors as a group (12 persons)(11)	25,667,024	26.2%
Greater than 5% Stockholders:
Investment funds affiliated with WL Ross & Co. LLC(11)	13,721,131	14.1%
Investment funds affiliated with The Carlyle Group:
DBD Cayman Holdings, Ltd.(12)	7,568,158	7.8%
TCG Holdings, L.L.C.(13)	6,152,973	6.3%
Investment funds affiliated with Centerbridge Partners, L.P.(14)	10,767,704	11.1%
Investment funds affiliated with The Blackstone Group(15)	13,721,131	14.1%

(1)
Includes 371,043 shares of common stock issuable upon the exercise of options that are exercisable within 60 days following March 23, 2011. Also includes 1,250,000 shares of common stock held by the Kanas 2010 Annuity Trust, which is a grantor retained annuity trust. Mr. Kanas is the trustee of the Kanas 2010 Annuity Trust. Mr. Kanas disclaims any beneficial ownership of these shares except to the extent of his pecuniary interests therein, if any. The address of the Kanas 2010 Annuity Trust is 32 Adelaide Ave., East Moriches, NY 11940.

(2)
Includes 189,644 shares of common stock issuable upon the exercise of options that are exercisable within 60 days following March 23, 2011. Also includes 1,000,000 shares of common stock held by the Bohlsen 2010 Annuity Trust, which is a grantor retained annuity trust. Mr. Bohlsen is the trustee of the Bohlsen 2010 Annuity Trust. Mr. Bohlsen disclaims any beneficial ownership of these shares except to the extent of his pecuniary interests therein, if any. The address of the Bohlsen 2010 Annuity Trust is 135 The Helm, East Islip, NY 11730.

(3)
Includes 164,908 shares of common stock issuable upon the exercise of options that are exercisable within 60 days following March 23, 2011.

(4)
Includes 4,867 shares of common stock issuable upon the exercise of options that are exercisable within 60 days following March 23, 2011.

(5)
Does not include shares of common stock held by investment funds affiliated with The Blackstone Group. Mr. Chu is a member of our Board and is a Senior Managing Director of The Blackstone Group. Mr. Chu disclaims beneficial ownership of the shares held by investment funds affiliated with The Blackstone Group.

(6)
Includes 39,745 shares of common stock held by the Cobb Family Twenty-Second Century Fund I and 17,034 shares of common stock held by the Cobb Family Foundation. Ambassador Cobb is a member of our Board and Ambassador Cobb is a voting director of the Cobb Family Foundation and a trustee of the Cobb Twenty-Second Century Fund. Ambassador Cobb disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this note is c/o Cobb Partners Limited, 355 Alhambra Circle, Suite 1500, Coral Gables, FL 33134.

(7)
Consists of 1,292,125 shares of common stock held by LF Moby LLC. LF Moby LLC is beneficially owned by Richard S. LeFrak and his sons Harrison T. LeFrak and James T. LeFrak via various LLCs and trusts. Richard LeFrak is a member of our Board. The address of each of the entities and persons identified in this note is c/o The LeFrak Organization, 40 West 57th Street, New York, NY 10019.

(8)
Consists of 12,440,575 shares of common stock held by WLR Recovery Fund IV, L.P., 49,962 shares of common stock held by WLR IV Parallel ESC, L.P., and 1,230,594 shares of common stock held by WLR/GS Master Co-Investment, L.P. (collectively, the "WL Ross Funds"). WLR Recovery Associates IV, LLC is the general partner of WLR Recovery Fund IV, L.P. Invesco WLR IV Recovery Associates, LLC is the general partner of WLR IV Parallel ESC, L.P. WLR Master Co-Investment GP, LLC, is the general partner of WLR/GS Master Co-Investment, L.P. Mr. Ross is a member of the investment committee of each WL Ross Fund's general partner, which has investment and voting control over the shares held or controlled by each of the WL Ross Funds. Mr. Ross disclaims beneficial ownership of such shares except for his pecuniary interest therein. Mr. Ross is a member of our Board and Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC. The address of each of the entities and persons identified in this note is c/o WL Ross & Co. LLC, 1166 Avenue of the Americas, New York, NY 10036.

(9)
Does not include shares of common stock held by investment funds affiliated with The Carlyle Group. Mr. Sarkozy is a member of our Board and is a Managing Director of The Carlyle Group. Mr. Sarkozy disclaims beneficial ownership of the shares held by investment funds affiliated with The Carlyle Group.

(10)
Does not include shares of common stock held by investment funds affiliated with Centerbridge Partners, L.P. Mr. West is a member of our Board and Mr. West is a Senior Managing Director of Centerbridge Partners, L.P. Mr. West disclaims beneficial ownership of the shares held by investment funds affiliated with Centerbridge Partners, L.P.

(11)
Includes shares beneficially owned by WL Ross & Co. LLC. See footnote 8 above.

(12)
Consists of 6,152,974 shares of common stock held by Carlyle Financial Services BU, L.P., 1,367,645 shares of common stock held by Carlyle Strategic Partners II, L.P., and 47,539 shares of common stock held by CSP II Co-Investment, L.P. (collectively, the "DBD Cayman Holdings Shares"). DBD Cayman Holdings, Ltd. ("DBD Cayman Holdings") is the sole shareholder of DBD Cayman, Ltd. ("DBD Cayman"), which is the general partner of TCG Holdings Cayman II, L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P. ("TCGIH"). TCGIH is the sole shareholder of Carlyle Financial Services, Ltd., which is the general partner of TCG Financial Services, L.P., which is the general partner of Carlyle Financial Services BU, L.P. TCGIH is also the managing member of TC Group CSP II, LLC, which is the general partner of CSP II General Partner, LP, which is the general partner of Carlyle Strategic Partners II, L.P. and CSP II Co-Investment, L.P. DBD Cayman Holdings is controlled by its ordinary members, William

  E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein and all action relating to the investment and disposition of the DBD Cayman Holdings Shares requires their approval. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein each disclaim beneficial ownership of the DBD Cayman Holdings Shares. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Avenue NW, Suite 220 South, Washington, D.C. 20004.

(13)
Consists of 6,152,973 shares of common stock held by Carlyle Partners V, L.P., 232,580 shares of common stock held by CP V Coinvestment A, L.P., 12,813 shares of common stock held by CP V Coinvestment B, L.P., and 116,513 shares of common stock held of record by Carlyle Partners V-A, L.P. (the "TCG Holdings Shares"). TCG Holdings, L.L.C. is the managing member of TC Group, L.L.C., which is the sole managing member of TC Group V Managing GP, L.L.C., which is the sole general partner of TC Group V, L.P., which is the sole general partner of Carlyle Partners V, L.P, Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P and CP V Coinvestment B, L.P. TCG Holdings, L.L.C. is managed by a three person managing board, consisting of William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, and all board action relating to the voting or disposition of the TCG Holdings Shares requires approval of a majority of the board. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein each disclaim beneficial ownership of the TCG Holdings Shares. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 1001 Pennsylvania Avenue NW, Suite 220 South, Washington, D.C. 20004.

(14)
Consists of 9,182,791 shares of common stock held by Centerbridge Capital Partners, L.P., 339,205 shares of common stock held by Centerbridge Capital Partners Strategic, L.P., 15,114 shares of common stock Centerbridge Capital Partners SBS, L.P., 584,532 shares of common stock held by CB BU Investors, LLC., 338,413 shares of common stock held by CB BU Investors II, LLC and 307,649 shares of common stock held by CB BU Investors III, LLC (collectively, the "Centerbridge Funds"). Centerbridge Associates, L.P. is the general partner of each of such entities. Mr. West is a member of Centerbridge Associates, L.P., which has investment and voting control over the shares held or controlled by each of the Centerbridge Funds. Mr. West disclaims beneficial ownership of such shares. Mr. West is a member of our Board and Mr. West is a Senior Managing Director of Centerbridge Partners, L.P. The address of each of the entities and persons identified in this note is c/o Centerbridge Partners, L.P., 375 Park Avenue, 12th Floor, New York, NY 10152.

(15)
Consists of 10,430,666 shares of common stock held by Blackstone Capital Partners V L.P., 3,261,651 shares of common stock held by Blackstone Capital Partners V-AC, L.P., 18,224 shares of common stock held by Blackstone Family Investment Partnership V, L.P. and 10,590 shares of common stock held by Blackstone Participation Partnership V, L.P. Blackstone Management Associates V L.L.C. is the general partner of Blackstone Capital Partners V L.P. and Blackstone Capital Partners V-AC L.P. BCP V Side-by-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership V, L.P. and Blackstone Participation Partnership V, L.P. Mr. Chu is a member of Blackstone Management Associates V L.L.C., which has investment and voting control over the shares held or controlled by Blackstone Capital Partners V L.P. and Blackstone Capital Partners V-AC L.P., and Mr. Chu is a member of BCP V Side-by-Side GP L.L.C., which has investment and voting control over the shares held or controlled by Blackstone Family Investment Partnership V, L.P. and Blackstone Participation Partnership V, L.P. Mr. Chu disclaims beneficial ownership of such shares. Mr. Chu is a member of our Board and Mr. Chu is a Senior Managing Director of The Blackstone Group. The address of each of the entities and persons identified in this note is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        In addition to the director and executive officer compensation arrangements discussed above under Item 11 "Executive Compensation—Compensation Discussion and Analysis—Executive Officer Compensation," the following is a summary of material provisions of various transactions we have entered into with our executive officers, directors (including nominees), 5% or greater stockholders and any of their immediate family members since April 28, 2009, the date BankUnited, Inc. was incorporated. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

Registration Rights Agreement

        The LLC Agreement contained registration rights provisions with respect to sales of shares of the applicable holding company of BankUnited that is used as the public vehicle in connection with any initial public offering. In accordance with the LLC Agreement and in connection with the IPO, BankUnited, Inc., the Sponsors, LF Moby LLC (which is beneficially owned by Mr. LeFrak and his sons), Mr. DeMark, Ambassador Cobb, the Management Members, and all other members of the LLC, entered into a registration rights agreement, dated February 2, 2011, that, among other things, amended and restated these registration rights provisions.

        Pursuant to the registration rights agreement, Blackstone, Carlyle, Centerbridge and WL Ross will be provided with demand registration rights, which will be exercisable after expiration of certain lockup provisions applicable to them. The demand registration rights require us to register the shares of common stock beneficially owned by the demanding Sponsor with the SEC for sale by it to the public, provided that the value of the registrable securities proposed to be sold by such demanding Sponsor is at least the lesser of $50.0 million or the value of all registrable securities held by such Sponsor. The registration rights provisions also provide that we may be required under certain circumstances to file a shelf registration statement for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act. We may postpone the filing of such a registration statement or suspend the effectiveness of any registration statement for a reasonable "blackout period" not in excess of 90 days if our Board determines that such registration or offering could materially interfere with a bona fide business or financing transaction of the Company or is reasonably likely to require premature disclosure of material, non-public information, the premature disclosure of which the Board reasonably determines in the exercise of its good faith judgment would not be in the best interests of the Company; provided that we shall not postpone the filing of a registration statement or suspend the effectiveness of any registration statement for more than 90 days in the aggregate in any 360-day period.

        In addition, pursuant to the registration rights provisions, in the event that we are registering additional shares of common stock for sale to the public, whether on our own behalf (except in connection with a registration on Form S-4 or Form S-8 or any successor or similar form or in a registration of securities solely relating to an offering and sale to employees pursuant to any employee stock plan or other employee benefit plan arrangement) or through a demand registration on behalf of a Sponsor (as described above), we are required to give notice of such registration to all parties to the registration rights agreement that hold registrable securities (which includes members of our management that hold shares of our common stock) of the intention to effect such a registration. Such notified persons have piggyback registration rights providing them the right to have us include the shares of common stock owned by them in any such registration if we have received written requests for inclusion therein within prescribed time limits, subject to other provisions under the registration rights agreement.

        Pursuant to the registration rights agreement, each of (1) Mr. Kanas and certain funds affiliated with Blackstone, Carlyle, Centerbridge and WL Ross have separately agreed during the 18 months from the date of the Final Prospectus and (2) our other executive officers have separately agreed during the 12 months from the date of the Final Prospectus not to effect any sales pursuant to Rule 144 under the Securities Act of any of our equity securities.

Transaction Fee Agreement

        In connection with the Acquisition, we entered into a Transaction Fee Agreement with each of our Sponsors. In consideration for the Sponsors conducting financial and structural analysis, due diligence investigations and negotiations related to the Acquisition, the following transaction fees were paid to each of the Sponsors at the closing of the Acquisition on May 21, 2009:

  •
  to Blackstone a fee of $5.3 million;

  •
  to Carlyle a fee of $5.3 million;

  •
  to Centerbridge a fee of $4.1 million; and

  •
  to WL Ross a fee of $5.3 million.

        We also reimbursed our Sponsors for certain expenses related to the Acquisition in an aggregate amount of $2.5 million.

Director Nomination Agreement

        In January 2011, we entered into a director nomination agreement with each of our Sponsors and Mr. Kanas that provides for the rights of our Sponsors and Mr. Kanas to nominate individuals to our Board. The Sponsors and Mr. Kanas have the right to nominate individuals to our Board at each meeting of stockholders where directors are to be elected and, subject to limited exceptions, we will include in the slate of nominees recommended to our stockholders for election as directors the number of individuals designated by the Sponsors and Mr. Kanas as follows:

  •
  so long as Blackstone owns more than 40% of the common stock owned by Blackstone immediately prior to the consummation of the IPO, one individual nominated by Blackstone;

  •
  so long as Carlyle owns more than 40% of the common stock owned by Carlyle immediately prior to the consummation of the IPO, one individual nominated by Carlyle;

  •
  so long as WL Ross owns more than 40% of the common stock owned by WL Ross immediately prior to the consummation of the IPO one individual nominated by WL Ross;

  •
  so long as Centerbridge owns more than 40% of the common stock owned by Centerbridge immediately prior to the consummation of the IPO, one individual nominated by Centerbridge; and

  •
  so long as Mr. Kanas is our Chief Executive Officer, two individuals (one of which will be Mr. Kanas) nominated by Mr. Kanas.

        In addition, each of Blackstone, Carlyle, WL Ross and Centerbridge has the right to appoint one non-voting observer to attend all meetings of our Board until such time as such Sponsor ceases to own 5% of our outstanding common stock.

Statement of Policy Regarding Transactions with Related Persons

        Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by BankUnited with its affiliates) and the Federal Reserve's Regulation O (which governs certain loans by BankUnited to its executive officers, directors, and principal stockholders). We have adopted policies to comply with these regulatory requirements and restrictions. In addition, certain of our investors entered into Rebuttal of Control Agreements with the OTS in connection with their initial investments in us. The Rebuttal of Control Agreements limit the ability of these investors to conduct transactions with us or our affiliates. We have adopted a policy to assist these investors in complying with this aspect of their respective Rebuttal of Control Agreements.

        Our Board has also adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and the NYSE concerning related party transactions. Related party transactions are transactions in which our Company is a participant, the amount involved exceeds $120,000 and a related party has or will have a direct or indirect material interest. Related parties of our Company include directors (including nominees for election as directors), executive officers, 5% stockholders of our Company and the immediate family members of these persons. The General Counsel of BankUnited, in consultation with management and outside counsel, as appropriate, will review potential related party transactions to determine if they are subject to our Related Party Transactions Policy. If so, the transaction will be referred for approval or ratification to the Nominating and Corporate Governance Committee. In determining whether to approve a related party transaction, the Corporate Governance Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the director's, executive officer's or related party's interest in the transaction, the direct or indirect nature of the director's, executive officer's or related party's interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer of the Company taking into account the size of the transaction and the financial position of the director, executive officer or related party, whether the transaction would impair an outside director's independence, the acceptability of the transaction to the Company's regulators and the potential violations of other Company policies. Our Related Party Transactions Policy is available on our Website at www.bankunited.com, as Annex B to our Corporate Governance Guidelines.

Director Independence

        The provisions of the Company's Corporate Governance Guidelines regarding Director independence meet the listing standards of the NYSE. These provisions are included in the Company's Corporate Governance Guidelines, which are available on the Company's Website at www.bankunited.com, as Annex A to our Corporate Governance Guidelines. Additionally, the Company has regularly scheduled executive sessions of the nonmanagement/independent directors. The procedure by which a presiding director is chosen for each session can also be found in the Corporate Governance Guidelines found on our Website. All interested parties (not just shareholders) can communicate directly with the presiding director or with the nonmanagement/independent directors as a group by writing to the Corporate Secretary, BankUnited, Inc., 14817 Oak Lane, Miami Lakes, FL 33016.

        The Board undertook its annual review of Director independence in January 2011. As a result of this review, the Board affirmatively determined that all of the Directors are independent of the Company and its management under the corporate governance standards of the NYSE, with the exception of John A. Kanas and John Bohlsen. Each are considered inside Directors because of their employment as a senior executive of the Company.

        In connection with the Acquisition we have paid a fee for conducting financial and structural analysis, due diligence investigations and negotiations to the Sponsors as further described under Item 13 "Certain Relationships and Related Party Transactions—Transaction Fee Agreement" above. The Board of Directors has determined that these facts do not impair the independence of those Directors who are also employees of the Sponsors under the foregoing standards.

Item 14.    Principal Accountant Fees and Services

        The following table represents fees for professional audit services rendered by KPMG LLP in connection with the audits of the consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder's equity and comprehensive income, and cash flows for the year ended December 31, 2010 and for the period from April 28, 2009 (date of inception) through December 31, 2009, and fees billed for other services rendered by KPMG LLP during these years.

	2010	2009
Audit Fees	1,450,000	1,275,000
Audit-Related Fees	140,000	161,700
All Other Fees	954,000	262,569

Total	2,544,000	1,699,269

        The aggregate fees included in audit fees represent estimated fees for 2010 and billed fees for 2009. The aggregate fees included in each of the other categories are fees billed for the fiscal years.

        Audit fees:    Includes the aggregate fees billed by KPMG LLP for professional services and expenses rendered for the audit of the Company's consolidated financial statements and audit of the Company's internal control over financial reporting pursuant to the reporting requirements of Section 112 of FDICIA.

        Audit-Related Fees:    Includes the aggregate fees billed by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit of the Company's financial statements and are not reported under "Audit Fees." These services primarily relate to the audit of the Company's employee plan and attestation services performed to report on the Company's compliance with certain contractual provisions of the Purchase and Assumption Agreement between the Company and the FDIC.

        All Other Fees:    Includes the aggregate fees billed by KPMG LLP for professional services performed in connection with the Company's filing of certain registration statements and the related issuance of comfort letters and consents in 2010, and advisory services performed related to accounting and financial reporting consultations on various issues and transactions, as well as regulatory reporting and on-call advisory services provided in 2009.

        The Audit Committee has considered and determined that the services provided by KPMG LLP are compatible with maintaining KPMG LLP's independence.

        The Audit Committee has adopted a policy that requires advance approval of all audit, audit related tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by KPMG LLP in fiscal year 2010.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:

(1)
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm See Index on page F-1.

(2)
Financial Statement Schedules:

    Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

  (3)
  List of Exhibits:

    The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

(b)
Exhibits

    The exhibits required by this Item are listed on page 134 of this Annual Report.

(c)
Financial Statement Schedules

    The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKUNITED, INC.
Date: March 31, 2011	By:	/s/ JOHN A. KANAS
		Name:	John A. Kanas
		Title:	Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KANAS John A. Kanas	Chairman, President and Chief Executive Officer(Principal Executive Officer)	March 31, 2011
/s/ DOUGLAS J. PAULS Douglas J. Pauls	Chief Financial Officer(Principal Financial and Accounting Officer)	March 31, 2011
/s/ JOHN BOHLSEN John Bohlsen	Vice Chairman, Chief Lending Officer and Director	March 31, 2011
/s/ CHINH E. CHU Chinh E. Chu	Director	March 31, 2011
/s/ AMBASSADOR SUE M. COBB Ambassador Sue M. Cobb	Director	March 31, 2011
/s/ EUGENE F. DEMARK Eugene F. DeMark	Director	March 31, 2011
/s/ RICHARD S. LEFRAK Richard S. LeFrak	Director	March 31, 2011

Signature	Title	Date

/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	March 31, 2011
/s/ PIERRE OLIVIER SARKOZY Pierre Olivier Sarkozy	Director	March 31, 2011
/s/ LANCE N. WEST Lance N. West	Director	March 31, 2011

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1a	Purchase and Assumption Agreement, dated as of May 21, 2009, among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Cables, Florida, the Federal Deposit Insurance Corporation and BankUnited (Single Family Shared-Loss Agreement and Commercial and Other Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively)†	Exhibit 2.1a to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1b
	Addendum to Purchase and Assumption Agreement, dated as of May 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Gables, Florida, BankUnited, and the Federal Deposit Insurance Corporation	Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Filed herewith
3.2	Amended and Restated By-Laws	Filed herewith
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.1a
	Amended and Restated Limited Liability Company Agreement of BU Financial Holdings LLC, dated as of May 21, 2009, by and among John A. Kanas, Rajinder P. Singh, John N. DiGiacomo, John Bohlsen and the other parties listed on Schedule A thereto (Schedule A as of January 15, 2011)	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company dated January 18, 2011
10.1b	Joinders to the Amended and Restated Limited Liability Company Agreement	Exhibit 10.1b to the Registration Statement on Form S-1 of the Company filed January 24, 2011
10.2a	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and John A. Kanas	Exhibit 10.2a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.2b	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and John A. Kanas	Exhibit 10.2b to the Registration Statement on Form S-1 of the Company filed December 16, 2010

Exhibit Number	Description	Location
10.3a	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and John Bohlsen	Exhibit 10.3a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.3b	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and John Bohlsen	Exhibit 10.3b to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.4a	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and Douglas J. Pauls	Exhibit 10.4a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.4b	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and Douglas J. Pauls	Exhibit 10.4b to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.5a	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and Rajinder P. Singh	Exhibit 10.5a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.5b	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and Rajinder P. Singh	Exhibit 10.5b to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.6	BankUnited Nonqualified Deferred Compensation Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.7	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.8	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.9	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Filed herewith
10.10	Director Nomination Agreement by and among BankUnited, Inc., John A. Kanas and the other parties thereto	Filed herewith

Exhibit Number	Description	Location
10.11	Transaction Fee Agreement, dated May 21, 2009, among BU Financial Holdings LLC, Blackstone Management Partners L.L.C., Carlyle Investment Management L.L.C., Centerbridge Advisors, LLC and WL Ross & Co. LLC	Exhibit 10.11 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.12	BU Financial Holdings LLC Warrant to the Federal Deposit Insurance Corporation dated May 21, 2009	Exhibit 10.12 to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.12a	Amendment, dated February 2, 2011, to the Warrant issued by BU Financial Holdings LLC to the Federal Deposit Insurance Corporation on May 21, 2009	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 8, 2011
10.13	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011
10.14	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed January 24, 2011
10.15	Offer Letter to Randy R. Melby dated September 28, 2009	Exhibit 10.15 to the Registration Statement on Form S-1 of the Company filed January 27, 2011
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†
Schedules and similar attachments to the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.