Form 10-Q
period 2011-03-31
BankUnited, Inc.
filed 2011-05-16
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35039

BankUnited, Inc

(Exact name of registrant as specified in its charter)

Delaware	27-0162450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14817 Oak Lane, Miami Lakes, FL	33016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 569-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 11 , 2011
Common Stock, $0.01 Par Value	97,238,307 Shares

BankUnited Inc.

Form 10-Q

For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks:
Non-interest bearing	$42,557	$44,860
Interest bearing	12,925	12,523
Due from Federal Reserve Bank	395,556	502,828
Federal funds sold	3,011	4,563
Cash and cash equivalents	454,049	564,774

Investment securities available for sale, at fair value (including covered securities of $259,536 and $263,568)	3,426,596	2,926,602
Federal Home Loan Bank stock	217,408	217,408
Loans held for sale	2,614	2,659
Loans (including covered loans of $3,155,362 and $3,396,047)	3,748,386	3,934,217
Allowance for loan losses	(61,557)	(58,360)
Loans, net	3,686,829	3,875,857

FDIC indemnification asset	2,427,145	2,667,401
Bank owned life insurance	228,576	207,061
Other real estate owned, covered by loss sharing agreements	182,482	206,680
Income tax receivable	—	10,862
Goodwill and other intangible assets	68,919	69,011
Other assets	113,825	121,245

Total assets	$10,808,443	$10,869,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$595,025	$494,499
Interest bearing	353,054	349,985
Savings and money market	3,264,682	3,134,884
Time	2,689,130	3,184,360
Total deposits	6,901,891	7,163,728

Securities sold under agreements to repurchase	105	492
Federal Home Loan Bank advances	2,250,498	2,255,200
Income taxes payable	3,990	—
Deferred tax liability, net	20,660	4,618
Advance payments by borrowers for taxes and insurance	31,155	22,563
Other liabilities	163,192	169,451

Total liabilities	9,371,491	9,616,052

Commitments and contingencies

Stockholders’ equity:
Common Stock, par value $0.01 per share 400,000,000 and 110,000,000 shares authorized; 97,238,307 and 92,971,850 shares issued and outstanding	972	930
Paid-in capital	1,212,013	950,831
Retained earnings	187,873	269,781
Accumulated other comprehensive income	36,094	31,966
Total stockholders’ equity	1,436,952	1,253,508

Total liabilities and stockholders’ equity	$10,808,443	$10,869,560

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Interest income:
Interest and fees on loans	$114,651	$104,086
Interest and dividends on investment securities available for sale	32,549	29,370
Other	1,006	481

Total interest income	148,206	133,937

Interest expense:
Interest on deposits	20,306	28,279
Interest on borrowings	15,573	13,165

Total interest expense	35,879	41,444

Net interest income before provision for loan losses	112,327	92,493
Provision for loan losses	11,456	8,183

Net interest income after provision for loan losses	100,871	84,310

Non-interest income:
Accretion of discount on FDIC indemnification asset	19,570	54,384
Income (loss) from resolution of covered assets, net	(710)	36,397
Net gain (loss) on indemnification asset	26,322	(23,035)
FDIC reimbursement of costs of resolution of covered assets	10,500	6,435
Service charges	2,684	2,631
Mortgage insurance income	1,301	2,802
Other non-interest income	4,595	2,842

Total non-interest income	64,262	82,456

Non-interest expense:
Employee compensation and benefits	149,306	29,423
Occupancy and equipment	7,605	6,224
Impairment of other real estate owned	9,599	838
Foreclosure expense	4,470	11,443
Loss/gain on sales of OREO and OREO related expense	16,553	2,326
Deposit insurance expense	4,189	3,245
Professional fees	3,229	2,193
Telecommunications and data processing	3,448	2,990
Other non-interest expense	5,940	7,020

Total non-interest expense	204,339	65,702

Income (loss) before income taxes	(39,206)	101,064
Provision for income taxes	28,454	40,345

Net income (loss)	$(67,660)	$60,719

Earnings (loss) per common share, basic and diluted	$(0.72)	$0.65

Weighted average number of common shares outstanding	94,304,787	92,936,842

Cash dividends declared per common share	$0.14	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(67,660)	$60,719
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(109,919)	(115,085)
Amortization of fees, discounts and premiums, net	(2,578)	(10,719)
Provision for loan losses	11,456	8,183
Accretion of discount on FDIC indemnification asset	(19,570)	(54,384)
(Income) loss from resolution of covered assets	710	(36,397)
Net (gain) loss on indemnification asset	(26,322)	23,035
Net gain on sale of loans	(131)	—
Increase in cash surrender value of bank owned life insurance	(669)	(1,258)
Gain on sale of investment securities available for sale	(3)	(26)
Loss (gain) on sale of other real estate owned	12,210	(1,474)
Stock-based compensation	116,778	215
Change in fair value of equity instruments classified as liabilities	—	4,451
Depreciation and amortization	1,203	606
Impairment of other real estate owned	9,599	838
Deferred income taxes	13,235	9,095
Proceeds from sale of loans held for sale	8,321	—
Loans originated for sale, net of repayments	(8,145)	—
Other:
(Increase) decrease in other assets	7,578	(8,761)
Increase (decrease) in other liabilities	3,129	(61,270)
Net cash used in operating activities	(50,778)	(182,232)
Cash flows from investing activities:
Increase in due to FDIC	—	230
Purchase of investment securities available for sale	(573,574)	(609,691)
Proceeds from repayments of investment securities available for sale	144,033	151,107
Proceeds from sale of investment securities available for sale	2,946	6,081
Maturities and calls of investment securities available for sale	—	5,000
Purchases of loans	(33,515)	(23,718)
Loan repayments and resolutions, net of originations	209,417	238,597
Decrease in FDIC indemnification asset for claims filed	286,148	316,591
Purchase of office properties and equipment, net	(11,036)	(4,441)
Proceeds from sale of other real estate owned	107,479	44,404
Net cash provided by investing activities	131,898	124,160

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$(259,357)	$68,814
Additions to Federal Home Loan Bank advances	—	200,000
Decrease in securities sold under agreements to repurchase	(387)	(517)
Settlement of FDIC warrant liability	(25,000)	—
Increase in advances from borrowers for taxes and insurance	7,417	9,566
Issuance of common stock	99,476	2,000
Dividends paid	(14,000)	—
Exercise of stock options	6	—
Net cash provided by (used in) in financing activities	(191,845)	279,863
Net increase (decrease) in cash and cash equivalents	(110,725)	221,791
Cash and cash equivalents, beginning of period	564,774	356,215
Cash and cash equivalents, end of period	$454,049	$578,006

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$43,095	$58,952
Income taxes paid	$150	$127,610

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$111,682	$67,569
Dividends declared	$14,248	$—
Rescission of surrender of bank owned life insurance	$20,846	$—
Unsettled securities trades	$71,838	$—
Reclassification of PIUs previously classified as liabilities (Note 9)	$44,964	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY AND COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands, except per share data)

				Accumulated
				other	Total
	Common	Paid-in	Retained	comprehensive	stockholders’
	stock	capital	earnings	income	equity

Balance at December 31, 2010	$930	$950,831	$269,781	$31,966	$1,253,508
Comprehensive loss:
Net loss	—	—	(67,660)	—	(67,660)
Other comprehensive income:
Unrealized losses on investment securities available for sale arising during the period, net of taxes of $308	—	—	—	(490)	(490)
Reclassification adjustment for realized gains on investment securities available for sale, net of taxes of $1	—	—	—	(2)	(2)
Unrealized gains on cash flow hedges, net of tax benefit of $2,901	—	—	—	4,620	4,620
Total comprehensive loss			(67,660)	4,128	(63,532)
Proceeds from issuance of common stock, net of direct costs of $3,126	42	99,434	—	—	99,476
Dividends ($0.14 per share)	—	—	(14,248)	—	(14,248)
Reclassification of PIUs previously classified as liabilities	—	44,964	—	—	44,964
Stock based compensation	—	116,778	—	—	116,778
Exercise of stock options	—	6	—	—	6
Balance at March 31, 2011	$972	$1,212,013	$187,873	$36,094	$1,436,952

Balance at December 31, 2009	$928	$947,032	$119,046	$27,254	$1,094,260
Comprehensive income:
Net income	—	—	60,719	—	60,719
Other comprehensive income:
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $9,116	—	—	—	14,515	14,515
Reclassification adjustment for realized gains on investment securities available for sale, net of taxes of $10	—	—	—	(16)	(16)
Unrealized losses on cash flow hedges, net of tax benefit of $5,140	—	—	—	(8,211)	(8,211)
Total comprehensive income	—	—	60,719	6,288	67,007
Capital contribution	2	1,998	—	—	2,000
Stock based compensation	—	215	—	—	215
Balance at March 31, 2010	$930	$949,245	$179,765	$33,542	$1,163,482

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

Note 1   Basis of Presentation

BankUnited, Inc. was organized on April 28, 2009 as the holding company for BankUnited (“BankUnited” or the “Bank”), a federally chartered, federally insured savings association headquartered in Miami Lakes, Florida. On May 21, 2009, BankUnited was granted a savings association charter and the newly formed bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation (“FDIC”), a transaction referred to as the “Acquisition”. In connection with the Acquisition, the Bank entered into loss sharing agreements with the FDIC that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and other real estate owned (“OREO”), collectively referred to as the “covered assets”.  Pursuant to the terms of the loss sharing agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses of up to $4.0 billion, and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

BankUnited, Inc.’s wholly owned subsidiaries include BankUnited and BankUnited Investment Services, Inc. (BankUnited, Inc. and its subsidiaries, collectively, the “Company”). BankUnited provides a full range of banking and related services to individual and corporate customers through 81 branch offices located in 13 Florida counties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected in future periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities. Management has made significant estimates in certain areas, such as the allowance for loan losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the valuation of OREO, the valuation of deferred tax assets, the evaluation of investment securities for other-than-temporary impairment and the fair values of Profits Interest Units and financial instruments.  Actual results could differ from these estimates.

Note 2    Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  This update clarifies existing guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring, including clarification of a creditor’s evaluation of whether it has granted a concession and of whether a debtor is experiencing financial difficulties.  The update is required to be adopted by the Company for the quarter ending September 30, 2011, retrospectively to the beginning of the annual period of adoption, or January 1, 2011.  Management does not anticipate that adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3   Investment Securities Available for Sale

Investment securities available for sale at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

	March 31, 2011
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,760,771	$13,503	$(5,222)	$1,769,052
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	554,553	11,297	(209)	565,641
Private label residential mortgage backed securities and CMO’s	182,027	55,162	(1,522)	235,667	123,465	2,793	(77)	126,181
Non mortgage asset-backed securities	—	—	—	—	429,225	3,876	(76)	433,025
Mutual funds and preferred stocks	16,382	680	(802)	16,260	184,552	7,111	(541)	191,122
State and municipal obligations	—	—	—	—	21,893	121	(23)	21,991
Small Business Administration securities	—	—	—	—	59,730	371	(53)	60,048
Other debt securities	3,805	3,804	—	7,609	—	—	—	—
Total	$202,214	$59,646	$(2,324)	$259,536	$3,134,189	$39,072	$(6,201)	$3,167,060

	December 31, 2010
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage backed securities and CMO’s	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—
Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

At March 31, 2011, maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, are shown below (in thousands):

	Amortized
	Cost	Fair Value

Due in one year or less	$605,553	$624,975
Due after one year through five years	1,298,282	1,332,627
Due after five years through ten years	736,882	750,165
Due after ten years	494,752	511,447
Mutual funds and preferred stocks	200,934	207,382
Total	$3,336,403	$3,426,596

Proceeds from sale of investment securities available for sale during the three months ended March 31, 2011 amounted to $2.9 million, resulting in gross realized gains of $4 thousand and gross realized losses of $1 thousand.  Proceeds from sale of investment securities available for sale during the three months ended March 31, 2010 amounted to $6.1 million, resulting in gross realized gains of $31 thousand and gross realized losses of $5 thousand.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

The carrying value of securities pledged as collateral for Federal Home Loan Bank advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, totaled $723.9 million and $496.5 million at March 31, 2011 and December 31, 2010, respectively.

The following table presents the aggregate fair value and the aggregate amount by which amortized cost exceeds fair value for investment securities that are in unrealized loss positions at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position.  At December 31, 2010, all of the securities in unrealized loss positions had been in continuous unrealized loss positions for less than twelve months (in thousands):

	March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$680,021	$(5,205)	$619	$(17)	$680,640	$(5,222)
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	35,348	(194)	22,907	(15)	58,255	(209)
Private label residential mortgage backed securities and CMO’s	11,615	(1,288)	375	(311)	11,990	(1,599)
Non mortgage asset-backed securities	107,837	(76)	—	—	107,837	(76)
Mutual funds and preferred stocks	39,751	(1,343)	—	—	39,751	(1,343)
State and municipal obligations	4,128	(23)	—	—	4,128	(23)
Small Business Administration securities	18,599	(53)	—	—	18,599	(53)
Total	$897,299	$(8,182)	$23,901	$(343)	$921,200	$(8,525)

	December 31, 2010
	Less Than 12 Months
	Fair	Unrealized
	Value	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$486,216	$(3,258)
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	59,408	(1,105)
Private label residential mortgage backed securities and CMO’s	16,626	(1,761)
Non mortgage asset-backed securities	63,802	(72)
Mutual funds and preferred stocks	61,336	(1,413)
State and municipal obligations	6,144	(39)
Small Business Administration securities	24,108	(131)
Total	$717,640	$(7,779)

The Company monitors its investment securities available for sale for other than temporary impairment, or OTTI, on an individual security basis considering numerous factors including the Company’s intent to sell securities in an unrealized loss position; the likelihood that the Company will be required to sell these securities before an anticipated recovery in value; the duration and severity of impairment; the earnings performance, credit rating, asset quality, and business prospects of the issuer; changes in the rating of the security; adverse changes in the regulatory,

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

economic or technological environment; adverse changes in general market conditions in the geographic area or industry in which the issuer operates; and factors that raise concerns about the issuer’s ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies or non-compliance with statutory capital requirements or debt covenants. The relative significance of each of these factors varies depending on the circumstances related to each security.

None of the securities in unrealized loss positions at March 31, 2011 and December 31, 2010 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At March 31, 2011, fifty-nine securities were in unrealized loss positions. The amount of impairment related to twelve of these securities was considered insignificant, totaling approximately $11,000 and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise mortgage backed securities and Small Business Administration securities:

At March 31, 2011, twenty-eight U.S. Government agency and sponsored enterprise mortgage-backed securities and two U.S. Small Business Administration securities were in unrealized loss positions. One of these securities had been in an unrealized loss position for twelve months and the remaining securities had been in unrealized loss positions for less than twelve months.  The amount of impairment of each of the individual securities is less than 3% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

Private label mortgage-backed securities and CMO’s and Re-Remics:

At March 31, 2011, eight private label mortgage-backed securities and Re-Remics were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of March 31, 2011. One of these securities has been in an unrealized loss position for thirteen months, one for twelve months, and the remaining securities for less than twelve months.  Given the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Non mortgage asset-backed securities:

At March 31, 2011, four non mortgage asset-backed securities were in unrealized loss positions. These securities had been in continuous unrealized loss positions for less than twelve months at March 31, 2011 and the amount of impairment was less than 1% of amortized cost basis for each of the securities. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of March 31, 2011. Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Mutual funds and preferred stock:

At March 31, 2011, four mutual fund and preferred stock investments were in unrealized loss positions, including three positions in mutual funds and one position in FHLMC preferred stock. The underlying holdings of the mutual funds in which the Company has positions are either explicitly or implicitly guaranteed by the U.S. Government. These investments have been in continuous unrealized loss positions for five months or less at March 31, 2011 and the severity of impairment is 4% or less of cost basis. The FHLMC preferred stock position has been in

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

a continuous unrealized loss position for nine months. Given the limited duration and severity of impairment and the nature of the assets underlying the mutual fund investments, these impairments are considered to be temporary.

State and municipal obligations:

At March 31, 2011, one state and municipal obligation was in an unrealized loss position. The security was rated Aa1 by Moody’s, AA+ by Standard & Poors and AA+ by Fitch and had been in an unrealized loss position for 6 months. Impairment totaled less than 3% of the Company’s amortized cost basis. Given the limited duration and severity of impairment and the rating of the bond, the impairment is considered temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

Note 4   Loans and Allowance for Loan Losses

A significant portion of the Company’s loan portfolio consists of loans acquired in the Acquisition. These loans are covered under BankUnited’s loss sharing agreements with the FDIC (the “covered loans”).  Non-covered loans are those originated or purchased since the Acquisition. Covered loans are further segregated between those acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans).

At March 31, 2011 and December 31, 2010, loans consisted of the following (dollars in thousands):

	March 31, 2011
	Covered Loans				Percent of
	ACI	Non-ACI	Non-Covered	Total	Total
Residential:
1-4 single family residential	$2,222,661	$144,233	$140,109	$2,507,003	66.1%
Home equity loans and lines of credit	92,874	202,130	2,344	297,348	7.8%
Total	2,315,535	346,363	142,453	2,804,351	73.9%
Commercial:
Multi-family	71,407	5,140	51,743	128,290	3.4%
Commercial real estate	292,637	34,152	112,209	438,998	11.5%
Construction	6,335	—	10,895	17,230	0.5%
Land	42,668	169	2,151	44,988	1.2%
Commercial and industrial	40,458	30,042	211,733	282,233	7.4%
Lease financing	—	—	71,178	71,178	1.9%
Total	453,505	69,503	459,909	982,917	25.9%
Consumer	4,073	—	3,512	7,585	0.2%
Total loans	2,773,113	415,866	605,874	3,794,853	100.0%
Unearned discount and deferred fees and costs, net	—	(33,617)	(12,850)	(46,467)
Loans net of discount and deferred fees and costs	2,773,113	382,249	593,024	3,748,386
Allowance for loan losses	(36,709)	(17,302)	(7,546)	(61,557)
Loans, net	$2,736,404	$364,947	$585,478	$3,686,829

	December 31, 2010
	Covered Loans				Percent of
	ACI	Non-ACI	Non-Covered	Total	Total
Residential:
1-4 single family residential	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	98,599	206,797	2,255	307,651	7.7%
Total	2,519,615	358,742	115,694	2,994,051	75.2%
Commercial:
Multi-family	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	299,068	33,938	118,857	451,863	11.4%
Construction	8,267	—	8,582	16,849	0.4%
Land	48,251	170	1,873	50,294	1.3%
Commercial and industrial	49,731	30,139	213,626	293,496	7.4%
Lease financing	—	—	52,960	52,960	1.3%
Total	478,332	69,795	430,169	978,296	24.6%
Consumer	4,403	—	3,056	7,459	0.2%
Total loans	3,002,350	428,537	548,919	3,979,806	100.0%

Unearned discount and deferred fees and costs, net	—	(34,840)	(10,749)	(45,589)
Loans net of discount and deferred fees and costs	3,002,350	393,697	538,170	3,934,217
Allowance for loan losses	(39,925)	(12,284)	(6,151)	(58,360)
Loans, net	$2,962,425	$381,413	$532,019	$3,875,857

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

At March 31, 2011 and December 31, 2010, the unpaid principal balance of ACI loans was $6.8 billion and $7.2 billion, respectively.

During the three months ended March 31, 2011 and 2010, the Company purchased one-to-four single family residential loans with unpaid principal balances totaling $33.5 million and $23.7 million, respectively.

At March 31, 2011, the Company had pledged real estate loans with unpaid principal balances of approximately $5.2 billion and carrying amounts of approximately $2.4 billion as security for Federal Home Loan Bank advances.

The following table presents information about the ending balance of the allowance for loan losses and related loans as of March 31, 2011 and summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011 (in thousands):

	As of and For the Three Months Ended March 31, 2011
	1-4 single	Home equity					Commercial
	family	loans and		Commercial			and	Lease
	residential	lines of credit	Multi-family	real estate	Construction	Land	industrial	financing	Consumer	Total
Allowance for loan losses:

Beginning balance	$929	$27,720	$7,106	$7,402	$1,136	$4,002	$9,942	$68	$55	$58,360
Provision for loan losses:
ACI loans	—	(7,838)	(1,532)	4,492	1,862	6,178	682	—	—	3,844
Non-ACI loans	229	583	25	17	(1)	—	5,320	—	—	6,173
Non-covered loans	35	—	214	42	32	7	895	140	74	1,439
Total Provision	264	(7,255)	(1,293)	4,551	1,893	6,185	6,897	140	74	11,456
Charge-offs:
ACI loans	—	—	—	(648)	(353)	(5,594)	(465)	—	—	(7,060)
Non-ACI loans	(459)	(696)	—	—	—	—	—	—	—	(1,155)
Non-covered loans	—	—	—	—	—	—	(48)	(2)	—	(50)
Total charge-offs	(459)	(696)	—	(648)	(353)	(5,594)	(513)	(2)	—	(8,265)
Recoveries
Non-covered loans	—	—	—	—	—	—	6	—	—	6
Total recoveries	—	—	—	—	—	—	6	—	—	6

Ending Balance	$734	$19,769	$5,813	$11,305	$2,676	$4,593	$16,332	$206	$129	$61,557

Ending balance: non-ACI and non-covered loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$5,724	$—	$—	$5,724

Ending balance: non-ACI and non-covered loans collectively evaluated for impairment	$734	$9,119	$1,644	$1,666	$150	$135	$5,341	$206	$129	$19,124

Ending balance: ACI	$—	$10,650	$4,169	$9,639	$2,526	$4,458	$5,267	$—	$—	$36,709

Ending balance: Non-ACI	$531	$9,116	$658	$435	$—	$26	$6,536	$—	$—	$17,302

Ending balance: Non-covered	$203	$3	$986	$1,231	$150	$109	$4,529	$206	$129	$7,546

Loans:

Ending balance	$2,507,003	$297,348	$128,290	$438,998	$17,230	$44,988	$282,233	$71,178	$7,585	$3,794,853

Ending balance: non-ACI and non-covered loans individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$332	$11,760	$—	$—	$12,092

Ending balance: non-ACI and non-covered loans collectively evaluated for impairment (1)	$284,342	$204,474	$56,883	$146,361	$10,895	$1,988	$230,015	$71,178	$3,512	$1,009,648

Ending balance: ACI loans	$2,222,661	$92,874	$71,407	$292,637	$6,335	$42,668	$40,458	$—	$4,073	$2,773,113

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

The following table presents information about the balance of the allowance for loan losses and related loans as of December 31, 2010 (in thousands):

	As of December 31, 2010
	1-4 single	Home equity					Commercial
	family	loans and		Commercial			and	Lease
	residential	lines of credit	Multi-family	real estate	Construction	Land	industrial	financing	Consumer	Total
Allowance for loan losses:
Ending balance	$929	$27,720	$7,106	$7,402	$1,136	$4,002	$9,942	$68	$55	$58,360
Ending balance: allowance on non-ACI and non-covered loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: allowance on non-ACI and non-covered loans collectively evaluated for impairment	$929	$9,232	$1,405	$1,607	$119	$128	$4,892	$68	$55	$18,435
Ending balance: ACI	$—	$18,488	$5,701	$5,795	$1,017	$3,874	$5,050	$—	$—	$39,925
Ending balance: Non-ACI	$761	$9,229	$633	$418	$1	$26	$1,216	$—	$—	$12,284
Ending balance: Non-covered	$168	$3	$772	$1,189	$118	$102	$3,676	$68	$55	$6,151
Loans:
Ending balance	$2,686,400	$307,651	$112,834	$451,863	$16,849	$50,294	$293,496	$52,960	$7,459	$3,979,806
Ending balance: non-ACI and non-covered loans individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$2,989	$—	$—	$2,989
Ending balance: non-ACI and non-covered loans collectively evaluated for impairment (1)	$265,384	$209,052	$39,819	$152,795	$8,582	$2,043	$240,776	$52,960	$3,056	$974,467
Ending balance: ACI loans	$2,421,016	$98,599	$73,015	$299,068	$8,267	$48,251	$49,731	$—	$4,403	$3,002,350

(1)                                  Ending balance of loans is before unearned discount and deferred fees and costs

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2010 (in thousands):

	For the Three Months Ended March 31, 2010
	1-4 single	Home equity					Commercial
	family	loans and		Commercial			and	Lease
	residential	lines of credit	Multi-family	real estate	Construction	Land	industrial	financing	Consumer	Total
Allowance for loan losses:
Beginning balance	$20,205	$15	$71	$768	$5	$2	$1,509	$—	$46	$22,621
Provision for loan losses:
ACI loans	—	—	—	191	3,241	531	720	—	—	4,683
Non-ACI loans	989	1,092	3	92	70	(2)	757	—	—	3,001
Non-covered loans	37	(1)	58	(86)	—	—	486	—	5	499
Total Provision	1,026	1,091	61	197	3,311	529	1,963	—	5	8,183
Charge-offs:
ACI loans	—	—	—	(191)	(3,241)	(531)	(720)	—	—	(4,683)
Non-ACI loans	—	—	—	—	—	—	—	—	—	—
Non-covered loans	—	—	—	—	—	—	—	—	—	—
Total charge-offs	—	—	—	(191)	(3,241)	(531)	(720)	—	—	(4,683)
Recoveries	—	—	—	—	—	—	—	—	—	—

Ending Balance	$21,231	$1,106	$132	$774	$75	$—	$2,752	$—	$51	$26,121

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

Increases in the FDIC indemnification asset of $6.6 million and $6.6 million were reflected in non-interest income for the three months ended March 31, 2011 and 2010, respectively, related to the provision for loan losses on covered loans, including both ACI and non-ACI loans.

Non-ACI and non-covered loans:

The tables below present information about non-ACI and non-covered impaired loans as of March 31, 2011 and December 31, 2010.  Commercial and commercial real estate relationships on non-accrual status or with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 are individually evaluated for impairment and if determined to be impaired are reflected as impaired loans in the tables below. Also included in total impaired loans are loans that have been placed on non-accrual status, generally because they are 90 days or more delinquent, and loans that are 90 days or more delinquent and still accruing, for which impairment is measured collectively. These include 1 - 4 single family residential, home equity, smaller balance commercial and commercial real estate, and consumer loans (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

Non-ACI

	March 31, 2011
	Recorded
	Investment	Unpaid	Related
	in Impaired	Principal	Specific	Non-Accrual
	Loans	Balance	Allowance	Loans
With no specific allowance recorded:
1-4 single family residential	$8,718	$10,769	$—	$8,693
Home equity loans and lines of credit	11,062	11,305	—	11,062
Commercial real estate	521	521	—	521
Multi-family	510	511	—	510
Commercial and industrial	1,451	1,407	—	1,451
With a specific allowance recorded:
Commercial and industrial	9,263	9,263	5,724	9,263
Total:
Residential	$19,780	$22,074	$—	$19,755
Commercial	11,745	11,702	5,724	11,745
	$31,525	$33,776	$5,724	$31,500

	December 31, 2010
	Recorded
	Investment	Unpaid	Related
	in Impaired	Principal	Specific	Non-Accrual
	Loans	Balance	Allowance	Loans
With no specific allowance recorded:
1-4 single family residential	$9,585	$11,812	$—	$9,585
Home equity loans and lines of credit	10,817	11,056	—	10,817
Commercial real estate	75	75	—	75
Multi-family	200	200	—	200
Commercial and industrial	1,886	2,061	—	1,886
With a specific allowance recorded:	—	—	—	—
Total:
Residential	$20,402	$22,868	$—	$20,402
Commercial	2,161	2,336	—	2,161
	$22,563	$25,204	$—	$22,563

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

Non-Covered

	March 31, 2011
	Recorded
	Investment	Unpaid	Related
	in Impaired	Principal	Specific	Non-Accrual
	Loans	Balance	Allowance	Loans
With no specific allowance recorded:
Land	$332	$332	$—	$332
Commercial and industrial	3,226	3,226	—	3,226
Lease financing	68	84	—	68
With a specific allowance recorded:	—	—	—	—
	$3,626	$3,642	$—	$3,626

	December 31, 2010
	Recorded
	Investment	Unpaid	Related
	in Impaired	Principal	Specific	Non-Accrual
	Loans	Balance	Allowance	Loans
With no specific allowance recorded:
Commercial and industrial	$3,211	$3,220	$—	$3,211
With a specific allowance recorded:	—	—	—	—
	$3,211	$3,220	$—	$3,211

At March 31, 2011, non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $25 thousand.  There were no non-covered loans contractually delinquent by 90 days or more and still accruing at March 31, 2011.  There were no non-ACI or non-covered loans contractually delinquent by 90 days or more and still accruing at December 31, 2010.

The following table presents the average recorded investment in non-ACI and non-covered impaired loans for the three months ended March 31, 2011 (in thousands):

	Non-ACI	Non-Covered
	Average	Average
	Recorded	Recorded
	Investment (1)	Investment (1)
Residential:
1-4 single family residential	$9,151	$—
Home equity loans and lines of credit	10,940	—
Total	20,091	—
Commercial:
Multi-family	355	—
Commercial real estate	298	—
Land	—	166
Commercial and industrial	6,300	3,219
Lease financing	—	34
Total	6,953	3,419
Total	$27,044	$3,419

(1)          No interest income was recognized on impaired loans after impairment for the three months ended March 31, 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

The following tables summarize the Company’s non-ACI and non-covered loan portfolios by key indicators of credit quality as of March 31, 2011 and December 31, 2010. Amounts are net of unearned discounts and deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	March 31, 2011		December 31, 2010
		Home equity		Home equity
	1-4 single family	loans and lines of	1-4 single family	loans and lines of
	residential	credit	residential	credit
Non-covered loans:
Current	$140,109	$2,344	$113,439	$2,255
Past due less than 90 days	—	—	—	—
Past due 90 days or more	—	—	—	—
Non-ACI loans:
Current	103,479	181,155	108,224	188,059
Past due less than 90 days	4,341	5,567	4,894	4,756
Past due 90 days or more	8,605	11,062	10,174	9,496
	$256,534	$200,128	$236,731	$204,566

Consumer credit exposure, based on delinquency status:

	March 31,	December 31,
	2011	2010
Non-covered loans:
Current	$3,498	$3,053
Past due less than 90 days	14	3
Past due 90 days or more	—	—
	$3,512	$3,056

Commercial credit exposure, based on internal risk rating:

	March 31, 2011
	Commercial real				Commercial	Lease
	estate	Multi-family	Construction	Land	and industrial	Financing
Non-covered loans:
Pass	$106,985	$49,341	$10,892	$1,819	$199,955	$59,111
Special mention	5,224	1,471	—	—	1,062	216
Substandard	—	931	3	332	10,716	176
Doubtful	—	—	—	—	—	—
Non-ACI loans:
Pass	32,787	794	—	—	12,138	—
Special mention	733	23	—	—	4,086	—
Substandard	563	4,292	—	168	3,186	—
Doubtful	—	—	—	—	9,263	—
	$146,292	$56,852	$10,895	$2,319	$240,406	$59,503

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

	December 31, 2010
	Commercial real				Commercial	Lease
	estate	Multi-family	Construction	Land	and industrial	Financing
Non-covered loans:
Pass	$118,449	$32,730	$8,582	$1,537	$201,534	$42,944
Special mention	408	—	—	336	8,140	148
Substandard	—	1,541	—	—	3,952	384
Doubtful	—	—	—	—	—	6
Non-ACI loans:
Pass	33,306	789	—	—	12,590	—
Special mention	—	559	—	—	12,139	—
Substandard	563	4,166	—	170	3,812	—
Doubtful	—	—	—	—	—	—
	$152,726	$39,785	$8,582	$2,043	$242,167	$43,482

Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity and consumer loans.  Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan losses.  Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250 thousand are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following table presents an aging of past due loans in the non-ACI and non-covered portfolios as of March 31, 2011 and December 31, 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

	March 31, 2011				December 31, 2010
			More than 90				More than 90
			days past due				days past due
	30 - 59 days	60 - 89 days	or in	Total past	30 - 59 days	60 - 89 days	or in	Total past
	past due	past due	foreclosure	due loans	past due	past due	foreclosure	due loans
Non-covered loans:
Commercial real estate	$—	$647	$—	$647	$—	$—	$—	$—
Construction	3	—	—	3	—	—	—	—
Commercial and industrial	445	253	621	1,319	136	—	95	231
Lease financing	—	—	68	68	469	—	—	469
Consumer	14	—	—	14	—	3	—	3
	462	900	689	2,051	605	3	95	703
Non-ACI loans:
1-4 single family residential	3,716	625	8,605	12,946	4,587	307	10,174	15,068
Home equity loans and lines of credit	3,823	1,744	11,062	16,629	2,677	2,079	9,496	14,252
Commercial real estate	—	488	75	563	—	—	75	75
Multi-family	—	—	200	200	—	—	200	200
Commercial and industrial	1,187	65	999	2,251	538	1,004	578	2,120
	8,726	2,922	20,941	32,589	7,802	3,390	20,523	31,715
	$9,188	$3,822	$21,630	$34,640	$8,407	$3,393	$20,618	$32,418

ACI Loans:

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceeds carrying value. Changes in the accretable yield on ACI loans for the three months ended March 31, 2011 and the year ended December 31, 2010 were as follows (in thousands):

Balance, December 31, 2009	$1,734,233
Reclassifications from non-accretable difference	487,718
Accretion	(387,977)
Balance, December 31, 2010	1,833,974
Reclassifications from non-accretable difference	87,398
Accretion	(102,039)
Balance, March 31, 2011	$1,819,333

ACI loans or loan pools are considered to be impaired when there has been further deterioration in the cash flows expected at acquisition, plus any additional cash flows expected to be collected arising from changes in estimates after acquisition, other than due to decreases in interest rate indices and changes in prepayment assumptions.  Discount continues to be accreted on ACI loans or pools as long as there are expected future cash flows in excess of the current carrying amount; therefore, these loans are not classified as non-accrual even though they may be contractually delinquent. ACI 1-4 single family residential and home equity loans accounted for in pools are evaluated for impairment on a pool basis and the amount of any impairment is measured based on the expected aggregate cash flows of the pools. ACI commercial and commercial real estate loans are evaluated individually for impairment.

The table below sets forth the carrying amount of those ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in a troubled debt restructuring, and the related allowance amounts (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

ACI

	March 31, 2011
	Recorded
	Investment
	in Impaired	Unpaid
	Loans or	Principal	Related
	Pools	Balance	Allowance
With no specific allowance recorded:
Commercial real estate	$1,411	$2,165	$—
Commercial and industrial	924	1,555	—
With a specific allowance recorded:
Home equity loans and lines of credit	76,657	160,819	10,650
Commercial real estate	73,871	101,633	9,639
Multi-family	44,159	64,530	4,169
Construction	5,786	14,728	2,526
Land	25,854	31,641	4,458
Commercial and industrial	26,585	28,614	5,267
Total:
Residential	$76,657	$160,819	$10,650
Commercial	178,590	244,866	26,059
	$255,247	$405,685	$36,709

	December 31, 2010
	Recorded
	Investment
	in Impaired	Unpaid
	Loans or	Principal	Related
	Pools	Balance	Allowance
With no specific allowance recorded:
Construction	$35	$230	$—
Land	346	400	—
Commercial and industrial	846	1,582	—
With a specific allowance recorded:
Home equity loans and lines of credit	80,091	165,563	18,488
Commercial real estate	57,116	77,798	5,795
Multi-family	51,932	77,536	5,701
Construction	4,204	3,833	1,017
Land	35,554	46,536	3,874
Commercial and industrial	32,006	33,460	5,050
Total:
Residential	$80,091	$165,563	$18,488
Commercial	182,039	241,375	21,437
	$262,130	$406,938	$39,925

Included in the tables above are ACI commercial and commercial real estate credit relationships that were the subject of troubled debt restructurings. Troubled debt restructurings included six relationships with an aggregate carrying amount of $6.2 million at March 31, 2011 and three relationships with an aggregate carrying amount of $2.4 million at December 31, 2010.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

The following tables summarize the Company’s ACI loan portfolio by key indicators of credit quality as of March 31, 2011 and December 31, 2010 (in thousands):

Residential credit exposure, based on delinquency status:

	March 31, 2011		December 31, 2010
		Home equity		Home equity
	1-4 single family	loans and lines of	1-4 single family	loans and lines of
	residential	credit	residential	credit
ACI loans:
Current	$1,567,682	$70,781	$1,647,238	$76,842
Past due less than 90 days	105,527	5,175	127,155	4,919
Past due 90 days or more	549,452	16,918	646,623	16,838
	$2,222,661	$92,874	$2,421,016	$98,599

Consumer credit exposure, based on delinquency status:

	March 31,	December 31,
	2011	2010
ACI loans:
Current	$3,786	$4,320
Past due less than 90 days	275	44
Past due 90 days or more	12	39
	$4,073	$4,403

Commercial credit exposure, based on internal risk rating:

	March 31, 2011
	Commercial real				Commercial
	estate	Multi-family	Construction	Land	and industrial
ACI loans:
Pass	$139,951	$35,566	$930	$14,717	$20,741
Special mention	50,068	2,106	—	5,940	4,807
Substandard	101,758	33,735	5,405	22,011	14,377
Doubtful	860	—	—	—	533
	$292,637	$71,407	$6,335	$42,668	$40,458

	December 31, 2010
	Commercial real				Commercial
	estate	Multi-family	Construction	Land	and industrial
ACI loans:
Pass	$190,875	$42,749	$586	$14,862	$27,573
Special mention	22,566	1,207	183	6,092	5,423
Substandard	85,623	29,059	7,498	27,250	16,719
Doubtful	4	—	—	47	16
	$299,068	$73,015	$8,267	$48,251	$49,731

The following table presents an aging of past due loans in the ACI portfolio as of March 31, 2011 and December 31, 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

	March 31, 2011				December 31, 2010
			More than 90				More than 90
			days past due				days past due
	30 - 59 days	60 - 89 days	or in	Total past	30 - 59 days	60 - 89 days	or in	Total past
	past due	past due	foreclosure	due loans	past due	past due	foreclosure	due loans
ACI loans:
1-4 single family residential	$73,996	$31,531	$549,452	$654,979	$91,470	$35,685	$646,623	$773,778
Home equity loans and lines of credit	4,049	1,126	16,918	22,093	3,060	1,859	16,838	21,757
Commercial real estate	5,123	8,718	18,178	32,019	5,981	2,705	13,724	22,410
Multi-family	163	767	14,463	15,393	2,218	2,197	11,008	15,423
Construction	—	—	3,652	3,652	—	—	6,429	6,429
Land	—	29	12,275	12,304	366	—	16,378	16,744
Commercial and industrial	333	—	6,733	7,066	181	—	6,625	6,806
Consumer	242	33	12	287	29	15	39	83
	$83,906	$42,204	$621,683	$747,793	$103,305	$42,461	$717,664	$863,430

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $0.6 billion and $0.7 billion at March 31, 2011 and December 31, 2010, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $55.3 million and $54.2 million at March 31, 2011 and December 31, 2010, respectively.

Note 5   FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of estimated future payments to be received from the FDIC under the terms of BankUnited’s loss sharing agreements with the FDIC.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the loss sharing agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through repayment, short sale of the underlying collateral, foreclosure or, for the non-residential portfolio, charge-off, or by sale of the loans. For loans resolved through repayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of operations line item “Income (loss) from resolution of covered assets, net.” Losses from the resolution or permanent modification of covered loans increase the amount recoverable from the FDIC under the loss sharing agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the loss sharing agreements. Similarly, differences in proceeds received on disposition of OREO and the carrying amount of the OREO result in gains or losses and reduce or increase the amount recoverable from the FDIC under the loss sharing agreements. Increases in valuation allowances related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the statement of operations line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

The following table summarizes the components of the gains and losses associated with covered assets, plus the provision for loan losses on non-covered loans, along with the related additions to or reductions in the amounts recoverable from the FDIC under the loss sharing agreements, as reflected in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

	March 31, 2011			March 31, 2010
		Net Gain (Loss) on			Net Gain (Loss) on
	Transaction	Indemnification	Net Impact on	Transaction	Indemnification	Net Impact on
	Income (Loss)	Asset	Pre-tax Earnings	Income (Loss)	Asset	Pre-tax Earnings
Provision for losses on covered loans	$(10,017)	$6,639	$(3,378)	$(7,684)	$6,610	$(1,074)
Provision for losses on non-covered loans	(1,439)	—	(1,439)	(499)	—	(499)
Total provision for loan losses	(11,456)	6,639	(4,817)	(8,183)	6,610	(1,573)
Income (loss) from resolution of covered assets, net	(710)	3,103	2,393	36,397	(29,403)	6,994
Gain (loss) on sale of OREO	(12,210)	8,943	(3,267)	1,474	(912)	562
Impairment of OREO	(9,599)	7,637	(1,962)	(838)	670	(168)
	(21,809)	16,580	(5,229)	636	(242)	394
Total	$(33,975)	$26,322	$(7,653)	$28,850	$(23,035)	$5,815

Changes in the FDIC indemnification asset for the three months ended March 31, 2011 and the year ended December 31, 2010 were as follows (in thousands):

	Three Months	Year Ended
	Ended March	December 31,
	31, 2011	2010
Balance, beginning of period	$2,667,401	$3,279,165
Accretion	19,570	134,703
Reduction for claims filed	(286,148)	(764,203)
Gain on indemnification asset	26,322	17,736
Balance, end of period	$2,427,145	$2,667,401

Under the terms of the loss sharing agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three months ended March 31, 2011 and 2010, non-interest expense includes approximately $8.8 million and $15.2 million, respectively, of disbursements subject to reimbursement at the 80% level under the loss sharing agreements. For those same periods, claims of $10.5 million and $6.4 million, respectively, were submitted to the FDIC for reimbursement. As of March 31, 2011, $24.2 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 6   Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2011 differs from the statutory federal income tax rate primarily due to the impact of $110.4 million in compensation expense related to Profits Interest Units as further described in Note 9.  This expense is not deductible for income tax purposes; the tax impact of this expense is reflected as a discrete item in the provision for income taxes for the quarter ended March 31, 2011.  Additionally, during the three months ended March 31, 2011, the Company recorded a provision related to uncertain state income tax positions of approximately $6.5 million.  For the three months ended March 31, 2010, the Company’s effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.

Note 7   Derivatives and Hedging Activities

The Company uses interest rate swaps to manage interest rate risk related to certain instruments used to finance its operations, including FHLB advances and certificates of deposit with maturities of one year, which expose the Company to variability in cash flows due to changes in interest rates. The Company enters into LIBOR-based interest rate swaps that are designated as cash flow hedges with the objective of limiting the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. The effective portion of changes in the fair value of interest rate swaps designated as cash flow hedging instruments is reported in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings. The Company may be exposed to credit risk in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company manages this risk by entering into interest rate swaps only with primary dealers, the use of ISDA master agreements, credit approvals, counterparty limits and monitoring procedures and does not currently anticipate any losses from failure of counterparties to honor their obligations.

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

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011
				Remaining
				Life in	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.6	$225,000	Other liabilities	$—	$(9,458)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42% - 3.76%	3-Month Libor	4.1 - 6.0	405,000	Other liabilities	—	(26,334)
Derivatives not designated as hedges
Pay-fixed interest rate swaps		3.68% - 5.49%	1-Month Libor less 69% to + 2.25%	4.4 - 4.7	17,266	Other assets	30	—
Pay-variable interest rate swaps		1-Month Libor less 69% to + 2.25%	3.68% - 5.49%	4.4 - 4.7	17,266	Other liabilities	—	(30)
Total					$664,532		$30	$(35,822)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

	December 31, 2010
				Remaining
				Life in	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.9	$225,000	Other liabilities	$—	$(10,872)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42% - 3.76%	3-Month Libor	4.4 - 6.3	405,000	Other liabilities	—	(31,625)
Derivatives not designated as hedges

Pay-fixed interest rate swaps		3.68% - 5.49%	1-Month Libor less 69% to + 2.25%	4.7 - 5.0	17,304	Other assets	132	—

Pay-variable interest rate swaps		1-Month Libor less 69% to + 2.25%	3.68% - 5.49%	4.7 - 5.0	17,304	Other liabilities	—	(132)
Total					$664,608		$132	$(42,629)

The following table provides information about gains and losses, included in interest expense in the accompanying statements of operations, related to interest rate contract derivative instruments designated as cash flow hedges for the three months ended March 31, 2011 and 2010 (in thousands):

	Amount of Gain (Loss) Recognized in OCI, Net of Tax (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI Into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
March 31, 2011	$(19,311)	$(4,701)	$427

March 31, 2010	$(9,503)	$(1,043)	$(279)

Following is a summary of the changes in the component of other comprehensive income related to these derivatives:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$(23,931)	$(1,292)
Unrealized (gain) loss on cash flow hedges	7,521	(13,351)
Tax effect	(2,901)	5,140
Net of tax	4,620	(8,211)
Balance, end of period	$(19,311)	$(9,503)

During the three months ended March 31, 2011 and 2010, no derivative positions designated as cash flow hedges were discontinued, and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $4.0 million and $6.4 million at March 31, 2011 and December 31, 2010, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. All of the Company’s loans held for sale at March 31, 2011 and December 31, 2010 were subject to forward sale commitments. The notional amount of forward loan sale commitment derivatives was $2.6 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively.  The fair value of derivative loan commitments and forward sale commitments was insignificant at March 31, 2011 and December 31, 2010.

Note 8   Stockholders’ Equity

On February 2, 2011, the Company closed an initial public offering (“IPO”) of 33,350,000 shares of common stock at $27.00 per share. In the offering, the Company sold 4,000,000 shares and selling stockholders sold 29,350,000 shares. Proceeds received by the Company on the sale of the 4,000,000 shares amounted to $102.6 million, net of underwriting discounts.  The Company incurred direct costs of the stock issuance of $3.1 million, which were charged to paid-in capital.  Prior to the IPO, BankUnited, Inc. was a wholly-owned subsidiary of BU Financial Holdings LLC (“BUFH”), a Delaware limited liability company.  Immediately prior to the completion of the offering, a reorganization was effected in accordance with BUFH’s LLC agreement, pursuant to which all equity interests in the Company were distributed to the members of BUFH and BUFH was liquidated.

Effective January 10, 2011, the Board of Directors authorized a 10-for-1 split of the Company’s outstanding common shares. Stockholders’ equity has been retroactively adjusted to give effect to these stock splits for all periods presented by reclassifying from paid-in capital to common stock the par value of the additional shares issued. All share and per share data have been retroactively restated for all periods presented to reflect this stock split.

In March, 2011, the Company’s Board of Directors approved the payment of a quarterly dividend on its common stock of $0.14 per share payable on April 15, 2011 to holders of record as of April 1, 2011.

Note 9   Equity Based Compensation

Profits Interest Units of BUFH

Prior to the consummation of the IPO, BUFH had a class of authorized membership interests identified as Profits Interest Units (“PIUs”). PIUs were awarded to management members of the Company who owned common units of BUFH and entitled the holders to share in distributions from BUFH after investors in BUFH received certain returns on their investment. The PIUs were divided equally into time-based and IRR-based PIUs. Time-based PIUs generally vested in equal annual installments over a period of three years from the grant date.  Based on their settlement provisions, the PIUs were classified as liabilities. Compensation expense related to the time-based PIUs was recognized based on their estimated fair values and reflected in the consolidated statement of operations of the Company.  The related liability was reflected in the consolidated balance sheet of the Company as a liability to BUFH.

In accordance with a resolution approved by the BUFH Board of Directors, immediately prior to consummation of the IPO of the Company’s common stock, the IRR-based PIUs became fully vested.  In conjunction with the IPO, the time-based and IRR-based PIUs outstanding were exchanged for 1,931,745 restricted shares and 3,863,491 unrestricted shares of the Company’s common stock, 3,023,314 vested stock options and 1,511,656 unvested stock options.  The restricted and unrestricted shares and stock options participate in dividends declared on the Company’s common stock on a one-for-one basis. In conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and the vesting of the IRR-based PIUs. This expense, which is not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.  Compensation expense of $3.6 million related to time-based PIU’s was recognized for the three months ended March 31, 2010.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

Stock-Based Compensation

On March 11, 2011, the Board of Directors granted 265,840 shares of unvested stock under the BankUnited 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). The shares granted were valued at $28.05 per share, representing the closing price of the Company’s common stock on the date of grant, for a total of $7.5 million and vest in equal annual installments over a period of three years.  Vested and unvested shares participate in dividends declared on the Company’s common stock.

In addition to compensation expense recorded in conjunction with the IPO discussed above, the Company recorded a total of $6.4 million and $215 thousand of stock based compensation expense during the three months ended March 31, 2011 and 2010, respectively.

Note 10 Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within Level 1 of the fair value hierarchy. These securities typically include U.S. treasury or certain U.S. government agency securities, preferred stock of U.S. government agencies and certain mutual funds. If quoted market prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in inactive markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within Level 2 of the fair value hierarchy include U.S. government agency mortgage-backed securities, preferred stock of issuers other than U.S. government agencies, certain non mortgage asset-backed securities, state and municipal obligations and U.S. Small Business Administration securities. Observable inputs that may impact the valuation of these securities include benchmark yield curves, reported trades, dealer quotes, issuer spreads, current rating, constant default rates and constant prepayment rates. Investment securities available for sale generally classified within Level 3 of the fair value hierarchy include private label mortgage backed securities, Re-Remics, certain non mortgage asset-backed securities and other debt securities. The Company typically values these securities using third party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

Derivative financial instruments—Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include LIBOR swap rates, LIBOR forward yield curves and counterparty credit risk spreads. These fair value measurements are generally classified within level 2 in the fair value hierarchy. Loan commitment derivatives are priced based on a bid pricing convention adjusted based on the Company’s historical fallout rates. Fallout rates are a significant unobservable input; therefore, these fair value measurements are classified within level 3 of the fair value hierarchy. The value of these derivatives is generally not significant.

Profits interest units—The fair value of profits interest units outstanding prior to the IPO of the Company’s common stock was historically estimated using the Black-Scholes option pricing model. Since the Company’s common stock historically was not traded on an exchange, significant inputs to the model including estimated volatility, equity value per share, estimated dividend yield and expected life were unobservable; therefore this fair value measurement was classified within level 3 of the fair value hierarchy.  None of these instruments remain outstanding at March 31, 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

FDIC warrant—The fair value of the FDIC warrant was historically estimated using binomial and Monte Carlo simulation models that incorporated significant unobservable inputs as to equity value per share, estimated volatility, expected life, and dividend yield. This fair value estimate was classified within level 3 of the fair value hierarchy. The warrant was redeemed in February, 2011.

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,769,052	$—	$1,769,052
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	565,641	565,641
Private label residential mortgage backed securities and CMO’s	—	—	361,848	361,848
Non mortgage asset-backed securities	—	257,793	175,232	433,025
Mutual funds and preferred stocks	41,252	166,130	—	207,382
State and municipal obligations	—	21,991	—	21,991
Small business administration securities	—	60,048	—	60,048
Other debt securities	—	3,081	4,528	7,609
Derivative assets	—	30	—	30
Total assets at fair value	$41,252	$2,278,125	$1,107,249	$3,426,626

Derivative liabilities	$—	$35,822	$34	$35,856
Total liabilities at fair value	$—	$35,822	$34	$35,856

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,290,910	$—	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	612,631	612,631
Private label residential mortgage backed securities and CMO’s	—	—	382,920	382,920
Non mortgage asset-backed securities	—	278,384	130,610	408,994
Mutual funds and preferred stocks	40,269	98,266	—	138,535
State and municipal obligations	—	22,960	—	22,960
Small business administration securities	—	62,891	—	62,891
Other debt securities	—	2,818	3,943	6,761
Derivative assets	—	132	—	132
Total assets at fair value	$40,269	$1,756,361	$1,130,104	$2,926,734
FDIC warrant	$—	$—	$25,000	$25,000
Liability for PIUs	—	—	44,964	44,964
Derivative liabilities	—	42,629	78	42,707
Total liabilities at fair value	$—	$42,629	$70,042	$112,671

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011
		Private Label
		Mortgage	Non Mortgage
		Backed	Asset-Backed	Other Debt		Liability for	Derivative
	Re-Remics	Securities	Securities	Securities	FDIC Warrant	PIUs	Liabilities

Balance at December 31, 2010	$612,631	$382,920	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	44
Other comprehensive income	(1,861)	(6,467)	1,094	576	—	—	—
Purchases or issuances	—	—	46,658	—	—	—	—
Settlements	(45,129)	(14,605)	(3,130)	9	25,000	44,964	—
Transfers into (out of) Level 3	—	—	—	—	—	—	—
Balance at March 31, 2011	$565,641	$361,848	$175,232	$4,528	$—	$—	$(34)

	March 31, 2010
		Private Label
		Mortgage	Non Mortgage
		Backed	Asset-Backed	Other Debt		Liability for
	Re-Remics	Securities	Securities	Securities	FDIC Warrant	PIUs

Balance at December 31, 2009	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)
Gains (losses) for the period included in:
Net income	—	—	—	—	(852)	(3,599)
Other comprehensive income	3,588	7,365	—	800	—	—
Purchases	149,127	50,000	20,000	—	—	—
Settlements	(34,562)	(17,679)	—	10	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—
Balance at March 31, 2010	$593,156	$406,194	$50,000	$4,338	$(4,020)	$(12,392)

Changes in the fair value of the FDIC warrant and derivative liabilities are included in the statement of operations line item “Other non-interest expense”. Changes in the fair value of the liability for PIUs are included in the statement of operations line item “Employee compensation and benefits”.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Collateral dependent impaired loans and OREO—The carrying amount of real estate collateral dependent impaired loans is based on the fair value of the underlying real estate less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

The following table presents assets for which nonrecurring changes in fair value have been recorded for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Other real estate owned	$—	$—	$182,482	$182,482	$(9,599)

	March 31, 2010
	Level 1	Level 2	Level 3	Total	Gain (Loss)
Other real estate owned	$—	$—	$149,788	$149,788	$(838)

The Company did not have any impaired loans whose carrying amounts were measured based on the fair value of underlying collateral at March 31, 2011 or 2010.

The following table presents the carrying value and fair value of financial instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$454,049	$454,049	$564,774	$564,774
Investment securities available for sale	3,426,596	3,426,596	2,926,602	2,926,602
Federal Home Loan Bank stock	217,408	217,408	217,408	217,408
Loans held for sale	2,614	2,639	2,659	2,674
Loans, net:
Covered	3,101,351	3,401,696	3,343,838	3,521,204
Non-covered	585,478	605,533	532,019	537,840
FDIC Indemnification asset	2,427,145	2,326,642	2,667,401	2,632,992
Income tax receivable	—	—	10,862	10,862
Accrued interest receivable	14,776	14,776	12,013	12,013
Derivative assets	30	30	132	132
Liabilities:
Deposits	$6,901,891	$6,934,173	$7,163,728	$7,202,975
Securities sold under agreements to repurchase	105	105	492	492
Federal Home Loan Bank advances	2,250,498	2,333,017	2,255,200	2,344,263
Accrued interest payable	8,453	8,453	8,425	8,425
Income taxes payable	3,990	3,990	—	—
Advance payments by borrowers for taxes and insurance	31,155	31,155	22,563	22,563
FDIC warrant	—	—	25,000	25,000
Liability for PIUs	—	—	44,964	44,964
Derivative liabilities	35,856	35,856	42,707	42,707

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, income tax receivable, accrued interest receivable, securities sold under agreements to repurchase, accrued interest payable, income taxes payable and advance payments by borrowers for taxes and insurance.

Federal Home Loan Bank stock:

There is no market for this stock, which can be liquidated only by redemption by the FHLB. The stock is carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value. FHLB stock is evaluated quarterly for potential impairment.

Loans held for sale:

The fair value of loans held for sale is based on pricing available in the secondary market.

Covered loans:

Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan, whether or not the loan is amortizing and loan specific net realizable value analyses for certain commercial and commercial real estate loans. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates are based on current market rates for new originations of comparable loans adjusted for liquidity and credit risk premiums that the Company believes would be required by market participants.

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

FDIC indemnification asset:

The fair value of the FDIC indemnification asset has been estimated using a discounted cash flow technique incorporating assumptions about the timing and amount of future projected cash payments from the FDIC related to the resolution of covered assets. The factors that impact estimates of future cash flows are similar to those impacting estimated cash flows from covered loans described above. The discount rate is determined by adjusting the risk free rate to incorporate credit risk, uncertainty in the estimate of the timing and amount of future cash flows and illiquidity.

Deposits:

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow analysis based on rates currently offered for deposits of similar remaining maturities.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

FHLB advances:

Fair value is estimated by discounting contractual future cash flows using the current rate at which borrowings with similar terms and remaining maturities could be obtained by the Company.

Note 11   Commitments and Contingencies

The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Amounts funded under non-cancelable commitments in effect at the date of the Acquisition are covered under the loss sharing agreements if certain conditions are met.

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

Total lending related commitments outstanding at March 31, 2011 were as follows (in thousands):

	Commitments
	Covered	Non-Covered	Total

Commitments to fund loans	$—	$162,057	$162,057
Unfunded commitments under existing lines of credit	170,200	199,969	370,169
Commercial and standby letters of credit	—	8,653	8,653
Total	$170,200	$370,679	$540,879

Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate,

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2011

which, if resolved adversely to the Company, would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 12   Earnings per Share

For the quarters ended March 31, 2011 and 2010, the following potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	March 31,	March 31,
	2011	2010
Unvested shares	2,197,585	—
Options	5,496,597	649,430

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three month period ended March 31, 2011 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s 2010 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company and its subsidiaries or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements.  Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

BankUnited, Inc. is a savings and loan holding company whose wholly-owned subsidiaries include: BankUnited, which is one of the largest independent depository institutions headquartered in Florida by assets (“BankUnited” or the “Bank”), and BankUnited Investment Services, a Florida insurance agency (BankUnited, Inc. and its subsidiaries, collectively, the “Company”, “we”, “us” or “our”).  As of the close of business on May 21, 2009, BankUnited entered into a Purchase and Assumption Agreement, including Loss Sharing Agreements, with the FDIC to acquire substantially all of the assets and assume all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation (“FDIC”), a transaction referred to as the “Acquisition”.  Neither the Company nor the Bank had any substantive operations prior to the Acquisition.

Through BankUnited’s network of 81 branches in 13 Florida counties, we provide a full range of commercial and consumer banking services to growing companies and their executives, commercial and middle-market businesses and consumers in Florida’s coastal regions. Through BankUnited Investment Services, the Company offers wealth management products as well as succession planning, estate planning and financial planning services to customers.

The Company’s financial results continue to be impacted by the application of the acquisition method of accounting and BankUnited’s Loss Sharing Agreements with the FDIC. The primary ways in which the Company’s financial condition and results of operations are impacted are summarized as follows:

•                  Fair value adjustments of interest earning assets and interest bearing liabilities recorded at Acquisition are accreted to interest income or expense over the lives of the related assets or liabilities.  Accretion generally has a positive impact on our net interest income.

•                  Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread.

•                  An indemnification asset related to the Loss Sharing Agreements with the FDIC was recorded in conjunction with the Acquisition.  Non-interest income includes the effects of accretion of discount on the indemnification asset.

•                  Non-interest income is impacted by gains and losses from resolution of covered loans, representing the difference in the projected losses from ACI loans and consideration received in satisfaction of such loans, by the corresponding decreases or increases in estimated cash flows to be received from the FDIC related to those resolutions, and by the reimbursement by the FDIC of certain OREO and foreclosure related expenses.

Highlights of the Company’s financial condition and results of operations as of and for the three months ended March 31, 2011 follow:

•                  On February 2, 2011 the Company closed an initial public offering (“IPO”) of 33,350,000 shares of common stock at $27 per share.  In the offering, the Company sold 4,000,000 shares while selling stockholders sold 29,350,000 shares, including 4,350,000 shares sold pursuant to the over-allotment option exercised in full by the underwriters of the IPO.  Gross proceeds to the Company, net of underwriting discounts, totaled $102.6 million.  Direct costs of $3.1 million were charged to paid-in capital, resulting in a net increase in capital from the IPO of $99.5 million.

•                  After deducting a one-time compensation charge of $110.4 million recorded in conjunction with the IPO, the Company reported a net loss of $67.7 million or $0.72 per share for the quarter ended March 31, 2011 as compared to net income of $60.7 million or $0.65 per share for quarter ended March 31, 2010.

•                  In conjunction with completion of the IPO, outstanding Profits Interest Units held by certain members of management were exchanged for a combination of restricted and unrestricted common shares and vested and unvested options of the Company.  Share-based compensation expense of $110.4 million related to these instruments was recorded at the time of the IPO.  This expense was offset by an increase in paid-in capital, thus did not impact the Company’s capital position.  This expense is not deductible for income tax purposes.

•                  Net interest income increased by $19.8 million to $112.3 million for the three months ended March 31, 2011 from $92.5 million for the three months ended March 31, 2010.  The primary components of the increase in net interest income were an increase in interest income on loans of $10.6 million, an increase in interest income on securities available for sale of $3.2 million and a decrease in interest expense on deposits of $8.0 million, partially offset by an increase in interest in expense on borrowings of $2.4 million.  The increase in interest income on loans resulted from an increase in the average yield to 12.10% from 9.44%, primarily due to an increase in expected cash flows from the Company’s acquired credit impaired loan portfolio leading to transfers from non-accretable difference to accretable yield.  The increased yield was partially offset by a decline in the average balance of loans outstanding resulting from resolution of covered loans.  Increased interest income on securities available for sale primarily resulted from growth in the investment portfolio driven by the deployment of cash generated by loan resolution activity, partially offset by a decline in the average yield. The decline in interest expense on deposits resulted from the continued run-off of higher cost time deposits assumed in the Acquisition, a shift in deposit mix toward lower cost deposit products and a decline in market interest rates.  The increase in interest expense on borrowings resulted primarily from lower accretion of Acquisition related fair value adjustments on FHLB advances.  The net interest margin increased to 5.76% for the quarter ended March 31, 2011 from 4.89% for the quarter ended March 31, 2010.

•                  Non-interest income decreased by $18.2 million to $64.3 million for the three months ended March 31, 2011 from $82.5 million for the three months ended March 31, 2010.  The primary factors contributing to this decrease were a decline of $34.8 million in accretion on the FDIC indemnification asset and a $37.1 million decrease in income from resolution of covered assets, offset by an increase of $49.4 million in the net gain on indemnification asset and an increase of $4.1 million in FDIC reimbursement of costs of resolution of covered assets.  The decline in accretion of discount on the FDIC indemnification asset corresponded to the increase in expected cash flows from the Company’s portfolio of covered loans which resulted in a decrease in expected cash flows from the FDIC indemnification asset.  The decrease in income from resolution of covered assets corresponded to the transfer of amounts from non-accretable difference to accretable yield on loans and the resulting impact on the resolution of individual loans.  The increase in net gain on indemnification asset corresponded to increased losses from impairment and sale of OREO and reduced income from resolution of covered assets.

•                  Non-interest expense increased by $138.6  million, to $204.3 million for the three months ended March 31, 2011 as compared to $65.7 million for the three months ended March 31, 2010.   Non-interest expense for the quarter ended March 31, 2011 was impacted by the $110.4 million compensation charge discussed above, a further increase of $9.5 million in share-based and other compensation expense and an increase of $16.0 million in OREO related expense and impairment and foreclosure expense.  The increase in OREO and foreclosure related expense reflected continued home price depreciation in our primary market areas and the continued high level of foreclosure activity.

•                  Total assets decreased by $61.1 million, to $10.8 billion at March 31, 2011 from $10.9 billion at December 31, 2010.  Decreases in net loans of $189.0 million, cash and cash equivalents of $110.7 million, the FDIC indemnification asset of $240.3 million and OREO of $24.2 million, offset by an increase in investment securities available for sale of $500 million were the primary contributors to the overall decrease in total assets.  Decreases in net loans, the FDIC indemnification asset and OREO resulted from continued resolution efforts related to covered assets.  The increase in investment securities available for sale reflected the continued deployment of cash generated by loan resolution activity.

•                  Total loans, net of discounts and deferred fees, but before the allowance for loan losses, declined by $185.8 million to $3.7 billion at March 31, 2011 from $3.9 billion at December 31, 2010.  Loans originated or purchased since the Acquisition increased by $54.9 million while loans acquired in the Acquisition declined by $240.7 million.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 2.01%, a ratio of non-performing loans to total loans of 0.94% and a net charge-off ratio (net charge-offs to average loans)  of 0.22%.

•                  Total liabilities decreased by $244.6 million to $9.4 billion at March 31, 2011 from $9.6 billion at December 31, 2010.  The primary driver of this decrease was a decline in total deposits of $261.8 million to $6.9 billion at March 31, 2011 from $7.2 billion at December 31, 2010.

•                  Core deposits, which we define as demand, savings, and money market deposits, increased by $233.4 million for the quarter ended March 31, 2011 while time deposits declined by $495.2 million, reflecting continued run-off of time deposits assumed in the Acquisition.

•                  Total stockholders’ equity increased by $183.4 million to $1.4 billion at March 31, 2011 from $1.3 billion at December 31, 2010.  The increase was primarily attributable to proceeds from the IPO.

•                  BankUnited’s capital ratios continue to exceed the requirements to be considered well capitalized under applicable regulatory guidelines, with a Tier 1 leverage ratio of 10.62%, a Tier 1 risk-based capital ratio of 44.04% and a Total risk-based capital ratio of 44.92% at March 31, 2011.

Results of Operations

The Company reported a net loss of $67.7 million for the three months ended March 31, 2011 and net income of $60.7 million for the three months ended March 31, 2010.

Net Interest Income

Net interest income is the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities and is the primary driver of core earnings. Net interest income is impacted by the relative mix of interest earning assets and interest bearing liabilities, the ratio of interest earning assets to total assets and of interest bearing liabilities to total funding sources, movements in market interest rates, levels of non-performing assets and pricing pressure from competitors. Due to the revaluation of covered assets in conjunction with the application of acquisition accounting and the resultant accretion, generally covered assets have higher yields than do assets purchased or originated since the Acquisition. Net interest income will be impacted in future periods as covered assets are repaid or mature and these assets comprise a lower percentage of total interest earning assets. The mix of interest earning assets is influenced by loan demand and by management’s continual assessment of the rate of return and relative risk associated with various classes of earning assets.

The mix of interest bearing liabilities is influenced by management’s assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Bank’s market and the availability and pricing of other sources of funds.

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

At Acquisition, ACI loans were recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is being recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread.

Interest expense incurred on our interest bearing liabilities is impacted by the accretion of fair value adjustments on our time deposits and our advances from the FHLB recorded in connection with the Acquisition. The impact on interest expense decreased in the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 and is expected to continue to decrease as these liabilities mature or are repaid. Accretion of fair value adjustments on time deposits totaled $2.5 million for the quarter ended March 31, 2011 as compared to $9.6 million for the quarter ended March 31, 2010.  Accretion of fair value adjustments on FHLB advances totaled $4.7 million for the quarter ended March 31, 2011 as compared to $8.2 million for the quarter ended March 31, 2010.

Accretion of fair value adjustments will continue to have a significant impact on our net interest income as long as assets acquired and liabilities assumed in the Acquisition represent a significant portion of our interest earning assets and interest bearing liabilities.

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

	Three Months Ended March 31,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Interest earning assets:
Investment securities available for sale	$701,341	$5,414	3.09%	$103,858	$855	3.29%
Mortgage-backed securities	2,499,867	27,135	4.34%	2,236,004	28,515	5.10%
Total investment securities available for sale	3,201,208	32,549	4.07%	2,339,862	29,370	5.02%
Other interest earning assets	792,540	1,006	0.51%	786,196	481	0.25%
Loans receivable	3,802,786	114,651	12.10%	4,423,336	104,086	9.44%
Total interest earning assets	7,796,534	148,206	7.63%	7,549,394	133,937	7.11%
Allowance for loan losses	(58,443)			(22,953)
Noninterest earning assets	3,175,098			3,735,689
Total assets	$10,913,189			$11,262,130
Liabilities and Equity:
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$349,822	$553	0.64%	$219,193	$456	0.84%
Savings and money market	3,252,484	7,226	0.90%	2,661,337	9,562	1.46%
Time deposits	2,893,837	12,527	1.76%	4,398,955	18,261	1.68%
Total interest bearing deposits	6,496,143	20,306	1.27%	7,279,485	28,279	1.58%
Borrowings:
FHLB advances	2,253,222	15,572	2.80%	2,166,249	13,127	2.46%
Short term borrowings	286	1	0.28%	15,098	38	1.02%
Total interest bearing liabilities	8,749,651	35,879	1.66%	9,460,832	41,444	1.78%
Non interest bearing demand deposits	525,622			344,759
Other non-interest bearing liabilities	277,786			319,442
Total liabilities	9,553,059			10,125,033
Equity	1,360,130			1,137,097
Total liabilities and equity	$10,913,189			$11,262,130
Net interest income		$112,327			$92,493
Interest rate spread			5.97%			5.33%
Net interest margin			5.76%			4.89%

(1)           Annualized.

Net interest income was $112.3 million for the three months ended March 31, 2011 and $92.5 million for the three months ended March 31, 2010, for an increase of $19.8 million. The increase in net interest income was comprised of an increase in interest income of $14.3 million and a decrease in interest expense of $5.5 million.

The increase in interest income was driven by increased interest income from both loans and investment securities. Increased interest income from loans is reflective of an increase in the average yield to 12.10% from 9.44%, partially offset by a decline in average loans outstanding resulting from pay-downs and resolutions. The increased yield reflected an increased yield on covered loans partially offset by the origination and purchase of new loans at lower prevailing market rates of interest. The average yield on loans originated and purchased since the Acquisition was 5.50% and 5.56% for the quarters ended March 31, 2011 and 2010, respectively. The yield on covered loans increased to 13.20% for the quarter ended March 31, 2011 from 9.59% for the quarter ended March 31, 2010 due to increases in projected cash flows from the covered ACI Loans. The increase in interest income from investment securities resulted from an increase in average volume partially offset by a decline in the average yield. The average yield on investment securities declined to 4.07% for the quarter ended March 31, 2011 from 5.02% for the quarter ended March 31, 2010. The decrease in average yield resulted primarily from new purchases reflecting lower general market rates of interest.

Interest expense on deposits decreased by $8.0 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.  The decrease reflected both a decline in the average balance of deposits and a decline in the average rate paid, partially offset by a decrease in accretion of Acquisition related fair value adjustments.  The decline in volume was due to the continued run-off of time deposits assumed in the Acquisition, partially offset by growth in core deposits, including demand, savings and money market deposit accounts.  The decrease in the average rate paid was a result of this shift in deposit mix to lower cost products coupled with declining market rates of interest.  Accretion of fair value adjustments reduced interest expense by $2.5 million for the quarter ended March 31, 2011 as compared to $9.6 million for the quarter ended March 31, 2010.  Interest expense on FHLB advances and other borrowings increased by $2.4 million primarily as a result of lower accretion of fair value adjustments.  The decline in accretion was due to the maturity and repayment of a portion of the specific advances that were outstanding at the Acquisition date.

The net interest margin for the quarter ended March 31, 2011 was 5.76% as compared to 4.89% for the quarter ended March 31, 2010, an increase of 87 basis points. The average yield on interest earning assets increased by 52 basis points for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 while the average rate paid on interest bearing liabilities decreased by 12 basis points, for an improvement in the interest rate spread of 64 basis points. The improvement in both net interest margin and interest rate spread resulted primarily from the increased average yield on covered loans and the decrease in the average rate paid on deposits as discussed above.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under U.S. generally accepted accounting principles. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the various segments of the Company’s loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, statistical trends and economic and other relevant factors.  The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

The risk of loss associated with covered loans differs significantly from the risk of loss associated with non-covered loans. The Loss Sharing Agreements significantly limit the Company’s exposure to credit losses on covered loans.  Recognition of future losses on covered loans is also mitigated by the fair market value of loans established in the application of acquisition accounting.

Covered Loans may be further broken out into two broad categories: (i) ACI loans and (ii) loans that did not exhibit evidence of deterioration in credit quality at acquisition, or non-ACI loans.  A provision for loan losses related to ACI loans is recorded only when estimates of future cash flows related to these loans are revised downward, indicating further deterioration in credit quality. A provision for loan losses for non-ACI loans may be recorded if factors considered relevant by management indicate that the credit quality of the non-ACI loans has deteriorated.

Since the recording of a provision for loan losses on covered loans represents an increase in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase in the FDIC indemnification asset for the present value of the projected increase in reimbursement, with a corresponding increase in non-interest income, recorded in the statement of operations line item “Net gain (loss) on indemnification asset”. Therefore, the impact on our results of operations of any provision for loan losses on Covered Loans is significantly mitigated by an increase in non-interest income. For the quarters ended March 31, 2011 and 2010, we recorded provisions for loan losses on covered loans of $10.0 million and $7.7 million, respectively. The impact on earnings from these provisions was significantly mitigated by recording non-interest income of $6.6 million for each of the quarters ended March 31, 2011 and 2010.

For the quarters ended March 31, 2011 and 2010, we recorded provisions for loan losses of $1.4 million and $0.5 million, respectively, for loans we originated or purchased subsequent to the Acquisition. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by an increase in non-interest income.

Non-Interest Income

The Company reported non-interest income of $64.3 million for the three months ended March 31, 2011 and $82.5 million for the three months ended March 31, 2010. The following table presents a comparison of the categories of non-interest income for the three month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Accretion of discount on FDIC indemnification asset	$19,570	$54,384
Income (loss) from resolution of covered assets, net	(710)	36,397
Net gain (loss) on indemnification asset	26,322	(23,035)
FDIC reimbursement of costs of resolution of covered assets	10,500	6,435
Non-interest income from covered assets	55,682	74,181
Service charges on deposits and other fee income	2,152	2,111
Service charges on loans	532	520
Mortgage insurance income	1,301	2,802
Other non-interest income	4,595	2,842
Total non-interest income	$64,262	$82,456

For the quarters ended March 31, 2011 and 2010, the majority of our non-interest income resulted from accretion of discount on the FDIC indemnification asset, the resolution of assets covered by our Loss Sharing Agreements with the FDIC and reimbursement by the FDIC of costs of resolution of covered assets.

The FDIC indemnification asset represents the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at Acquisition, and reimbursement of certain expenses. Accretion is a result of discounting and may also increase or decrease from period to period due to changes in expected cash flows from covered loans. If projected cash flows from the ACI loans increase, the yield on the loans will increase and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the FDIC.

Accretion of discount on the FDIC indemnification asset totaled $19.6 million for the three months ended March 31, 2011 and $54.4 million for the three months ended March 31, 2010. The decrease in accretion for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 was related to the decrease in the average balance of the indemnification asset as well as a decrease in the average discount rate during the period to 3.2% from 7.1%. The decline in the average discount rate corresponded to the increased yield on covered loans.

A rollforward of the FDIC indemnification asset for the quarter ended March 31, 2011 and the year ended December 31, 2010 follows (dollars in thousands):

	Three Months	Year Ended
	Ended March 31,	December 31,
	2011	2010
Balance, beginning of period	$2,667,401	$3,279,165
Accretion	19,570	134,703
Reduction for claims filed	(286,148)	(764,203)
Net gain (loss) on indemnification asset	26,322	17,736
Balance, end of period	$2,427,145	$2,667,401

Accretion of discount on the FDIC indemnification asset results in an increase to the balance of the FDIC indemnification asset with a corresponding increase in non-interest income. We project the amount of accretion will continue to decline in future periods, because our projected cash flows from ACI loans have been increasing, and as a result we expect to collect less cash flow from the indemnification asset.

The balance of the FDIC indemnification asset is reduced as claims for reimbursement are filed with the FDIC.  The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the ultimate resolution of covered assets. We record an offsetting entry in the statement of operations line item “Net gain (loss) on indemnification asset.”  This line item also includes a significantly mitigating impact related to loan loss provisions on covered loans, provisions for impairment of OREO and gains or losses on the sale of covered loans and OREO.

Covered loans may be resolved through repayment, foreclosure, short sale of the underlying collateral or, for the non-residential portfolio, charge-offs, or sale of the loans. The difference between consideration received in resolution of covered loans and the amount of projected losses from resolution of those loans as well as losses from permanent modifications of ACI loans accounted for in pools, is recorded in the statement of operations line item “Income (loss) from resolution of covered assets, net.”  Losses from the resolution or permanent modification of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income recorded in any period will be impacted by the number and unpaid principal balance (“UPB”) of ACI loans resolved and our ability to accurately project cash flows from ACI loans in future periods. As expected, the impact of this line item on the results of operations decreased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as we have gained additional history in terms of the performance of the loans we acquired, which we have reflected in the update of our projected cash flows from ACI loans.

Additional impairment related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item “Net gain (loss) on indemnification asset” and reflected as a corresponding increase in the FDIC indemnification asset.

The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item “Net gain (loss) on indemnification asset.”

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements as discussed above. Net gain (loss) on indemnification asset of $26.3 million and $(23.0) million was recorded for the quarters ended March 31, 2011 and 2010, respectively. The net impact on earnings before taxes of transactions related to covered assets, plus the provision for loan losses on non-covered loans, for the quarters ended March 31, 2011 and 2010 was $(7.7) million and $5.8 million, respectively, as detailed in the table below (dollars in thousands):

	March 31, 2011			March 31, 2010
		Net Gain (Loss) on			Net Gain (Loss) on
	Transaction	Indemnification	Net Impact on Pre-	Transaction	Indemnification	Net Impact on Pre-
	Income (Loss)	Asset	tax Earnings	Income (Loss)	Asset	tax Earnings
Provision for losses on covered loans	$(10,017)	$6,639	$(3,378)	$(7,684)	$6,610	$(1,074)
Provision for losses on non-covered loans	(1,439)	—	(1,439)	(499)	—	(499)
Total provision for loan losses	(11,456)	6,639	(4,817)	(8,183)	6,610	(1,573)
Income (loss) from resolution of covered assets, net	(710)	3,103	2,393	36,397	(29,403)	6,994
Gain (loss) on sale of OREO	(12,210)	8,943	(3,267)	1,474	(912)	562
Impairment of OREO	(9,599)	7,637	(1,962)	(838)	670	(168)
	(21,809)	16,580	(5,229)	636	(242)	394
Total	$(33,975)	$26,322	$(7,653)	$28,850	$(23,035)	$5,815

The following table provides further detail of the components of Income (loss) from resolution of covered assets, net (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Payments in full	$21,245	$21,939
Foreclosures	(13,131)	9,187
Short sales	(7,701)	10,710
Modifications	—	(893)
Charge offs	(1,969)	(4,546)
Recoveries	846	—
Income from resolution of Covered Assets, net	$(710)	$36,397

We incurred net losses from foreclosures and short sales for the quarter ended March 31, 2011 as compared to net gains for the quarter ended March 31, 2010 due to continuing home price deterioration in our primary market areas.

Certain OREO related expenses, including attorney’s fees, foreclosure costs, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements with the FDIC. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered asset. This may result in the expense and the related income from reimbursements being recorded in different periods. For the quarters ended March 31, 2011 and 2010, non-interest expense included approximately $8.8 million and $15.2 million, respectively, of disbursements subject to reimbursement under the loss sharing agreements. For those same periods, claims of $10.5 million and $6.4 million, respectively, were submitted to the FDIC for reimbursement. As of March 31, 2011, $24.2 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods.

The increase in other non-interest income for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 related primarily to an increase in fees earned by BankUnited Investment Services and an increase in loan modification incentives received under the U.S. Treasury HAMP program.

Non-Interest Expense

Non-interest expense includes employee compensation and benefits, occupancy and equipment, impairment of OREO, foreclosure expense, OREO expense, deposit insurance expense, professional fees, telecommunications and data processing and other expense. The following table presents the components of non-interest expense for the three month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Employee compensation and benefits	$149,306	$29,423
Occupancy and equipment	7,605	6,224
Impairment of other real estate owned	9,599	838
Foreclosure expense	4,470	11,443
Loss/gain on sale of OREO and OREO related expense	16,553	2,326
Deposit insurance expense	4,189	3,245
Professional fees	3,229	2,193
Telecommunications and data processing	3,448	2,990
Other non-interest expense	5,940	7,020
Total non-interest expense	$204,339	$65,702

As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits increased by approximately $119.9 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. Our employee compensation and benefits expense includes expense related to Profits Interest Units (“PIUs”) issued to certain members of executive management. The PIUs were divided into two equal types of profits interests. Half of the PIUs, referred to as time-based PIUs, vested with the passage of time following the grant date. The remaining half of the PIUs, referred to as IRR-based PIUs, vested immediately prior to the consummation of the IPO of our common stock in February, 2011. Immediately prior to the consummation of the IPO, the time-based and IRR-based PIUs were exchanged for a combination of restricted shares and non-restricted shares of the Company’s common stock and vested and unvested options.  Share based compensation expense of $110.4 million related to these instruments was recorded in conjunction with the IPO.  This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company’s capital position.  Employee compensation and benefits expense for the quarter ended March 31, 2010 included $3.6 million related to PIUs. The increase in employee compensation and benefits expense for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 also reflected an additional increase in stock based compensation expense of $6.2 million related to stock options and shares granted to employees in 2010 and 2011, including the unvested shares and options received in exchange for PIUs.

OREO expense is comprised of net gains or losses on the sale of OREO properties and expenses of holding and maintaining OREO properties such as real estate taxes and insurance. Impairment of OREO represents further deterioration in the fair value of properties that were initially recorded at fair value at the time of foreclosure. OREO expense, foreclosure expense and impairment of OREO remain at high levels due to continuing deterioration in home prices coupled with the high volume of foreclosure activity. Impairment of OREO increased by $8.8 million for the quarter ended March 31, 2011 to $9.6 million from $0.8 million for the quarter ended March 31, 2010 while OREO expense increased by $14.2 million to $16.6 million, including $12.2 million in losses on the sale of OREO, for the quarter ended March 31, 2011, from $2.3 million, including $1.5 million in gains on the sale of OREO, for the quarter ended March 31, 2010.

Foreclosure expense decreased by $6.9 million, to $4.5 million for the quarter ended March 31, 2011 from $11.4 million for the quarter ended March 31, 2010.  This decrease reflected a decline in the number of units in the foreclosure pipeline. At March 31, 2011, approximately 4,200 units were in the foreclosure process, down from approximately 6,700 units at March 31, 2010.

At March 31, 2011, all OREO properties were covered by the Loss Sharing Agreements with the FDIC. OREO losses and OREO and foreclosure expenses are therefore substantially offset by non-interest income related to indemnification by the FDIC as discussed above.

The primary components of other non-interest expense are promotion and advertising, the cost of regulatory examinations, and general office expense.

Income Taxes

The provision for income taxes for the quarters ended March 31, 2011 and 2010 was $28.5 million and $40.3 million, respectively. The Company’s effective tax rate was (72.6) % and 39.9% for the quarters ended March 31, 2011 and 2010, respectively. For the quarter ended March 31, 2011, the Company’s effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to the $110.4 million charge to compensation expense recorded in conjunction with the IPO.  This expense is not deductible for income tax purposes.  Additionally, a provision of approximately $6.5 million was recorded for uncertain state income tax positions in the quarter ended March 31, 2011.  For the quarter ended March 31, 2010, the Company’s effective tax rate differed from the statutory federal tax rate primarily due to state income taxes. At March 31, 2011 and December 31, 2010, the Company had net deferred tax liabilities of $20.7 million and $4.6 million, respectively.

Financial Condition

Loans, OREO and certain investment securities, including certain private-label mortgage-backed and non-investment grade securities acquired in the Acquisition are covered by the Loss Sharing Agreements with the FDIC. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to these assets. Under the Loss Sharing Agreements, the FDIC will cover 80% of losses and certain expenses related to the covered assets up to the $4.0 billion stated threshold and 95% of losses and certain expenses that exceed the $4.0 billion stated threshold. At March 31, 2011, $3.2 billion or 84.2% of loans, net of discounts and deferred origination fees and costs, were covered loans and $259.5 million or 7.6% of investment securities available for sale were covered securities.  All of the Company’s OREO at March 31, 2011 was covered by the Loss Sharing Agreements.

Loans net of discounts and deferred origination fees and costs decreased to $3.7 billion at March 31, 2011 from $3.9 billion at December 31, 2010, primarily due to the continued resolution of ACI loans. Loans acquired in the Acquisition, or covered loans, declined by $240.7 million from December 31, 2010 to March 31, 2011 while loans originated since the Acquisition, or non-covered loans, increased by $54.9 million.  Loan demand in our primary market areas remains depressed, limiting the volume of new originations.  Loan growth for the quarter was led by purchases of $33.5 million in residential mortgage loans.  Growth also occurred in the commercial real estate and leasing portfolios during the first quarter of 2011.

The portfolio of available for sale securities has grown to $3.4 billion at March 31, 2011from $2.9 billion at December 31, 2010. Growth of the investment portfolio continues to be driven by the deployment of cash generated from loan resolution activity during a period of diminished loan demand.

Average interest earning assets increased $247.1 million to $7.8 billion for the quarter ended March 31, 2011 from $7.5 billion for the quarter ended March 31, 2010. This increase was driven primarily by an increase in the average balance of investment securities, partially offset by a decline in the average balance of loans resulting from ACI loan resolutions. Average non-interest earning assets declined by $560.6 million, largely due to to the decrease in the FDIC indemnification asset.

Average interest bearing liabilities decreased by $711.2 million to $8.7 billion for the quarter ended March 31, 2011 from $9.5 billion for the quarter ended March 31, 2010, reflecting a decrease in average interest-bearing deposits. The reduction in outstanding interest-bearing deposits resulted from the continued run-off of time deposits assumed in the Acquisition. Average non-interest bearing liabilities increased by $139.2 million, primarily as a result of an increase in non-interest bearing demand deposits. Average equity increased by $223.0 million, primarily as a result of the IPO.

Investment Securities Available for Sale

Our investment strategy continues to focus on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate residential mortgage-backed securities. We have also invested in highly rated structured products including private label residential mortgage-backed securities and Re-securitized Real Estate Mortgage Investment Conduits, or “Re-Remics”, bank preferred stocks and asset-backed securities collateralized primarily by auto loans, credit card receivables, student loans and floor plan loans that, while somewhat less liquid, provide us with higher yields. A relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates.

The following tables show, as of March 31, 2011 and December 31, 2010, the amortized cost and fair value of investment securities available for sale and the breakdown of covered and non-covered Securities (dollars in thousands):

	March 31, 2011
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,760,771	$13,503	$(5,222)	$1,769,052	$1,760,771	$1,769,052
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	554,553	11,297	(209)	565,641	554,553	565,641
Private label residential mortgage backed securities and CMO’s	182,027	55,162	(1,522)	235,667	123,465	2,793	(77)	126,181	305,492	361,848
Non mortgage asset-backed securities	—	—	—	—	429,225	3,876	(76)	433,025	429,225	433,025
Mutual funds and preferred stocks	16,382	680	(802)	16,260	184,552	7,111	(541)	191,122	200,934	207,382
State and municipal obligations	—	—	—	—	21,893	121	(23)	21,991	21,893	21,991
Small Business Administration securities	—	—	—	—	59,730	371	(53)	60,048	59,730	60,048
Other debt securities	3,805	3,804	—	7,609	—	—	—	—	3,805	7,609
Total	$202,214	$59,646	$(2,324)	$259,536	$3,134,189	$39,072	$(6,201)	$3,167,060	$3,336,403	$3,426,596

	December 31, 2010
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910	$1,282,757	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	599,682	14,054	(1,105)	612,631	599,682	612,631
Private label residential mortgage backed securities and CMO’s	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630	320,096	382,920
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994	407,158	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018	136,489	138,535
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960	22,898	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891	62,831	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—	3,695	6,761
Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034	$2,835,606	$2,926,602

Covered securities include private label mortgage-backed securities and mortgage-backed security mutual funds, trust preferred collateralized debt obligations, Agency preferred stocks, and corporate securities covered under the non-residential Loss Sharing Agreement.  To date, the Company has not submitted any claims for reimbursement related to the covered securities.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of March 31, 2011.  Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities.  Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Government agency and sponsored enterprise residential mortgage-backed securities and CMO’s	$191,047	2.05%	$592,419	2.04%	$576,752	2.50%	$408,834	1.39%	$1,769,052	2.04%
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	150,019	4.75%	327,863	3.74%	83,654	3.15%	4,105	2.83%	565,641	3.92%
Private label residential mortgage backed securities and CMO’s	89,559	5.65%	147,595	6.53%	55,866	8.33%	68,828	8.21%	361,848	6.91%
Non mortgage asset-backed securities	176,396	1.90%	220,897	2.39%	18,236	2.80%	17,496	2.60%	433,025	2.22%
State and municipal obligations	5,944	0.55%	15,491	1.68%	248	6.97%	308	4.87%	21,991	1.48%
Small Business Administration securities	12,010	2.53%	28,362	2.52%	15,409	2.39%	4,267	2.23%	60,048	2.47%
Other debt securities	—	—	—	—	—	—	7,609	16.14%	7,609	16.14%
	$624,975	3.17%	$1,332,627	3.02%	$750,165	3.01%	$511,447	2.59%	$3,219,214	2.98%

Mutual funds and preferred stocks with no scheduled maturity									207,382	7.74%
Total investment securities available for sale									$3,426,596	3.27%

At March 31, 2011, the weighted average life of the mortgage-backed securities portfolio was 5.11 years and the effective duration of the portfolio was 1.65 years.

We evaluate the credit quality of individual securities in the portfolio quarterly to determine whether any of the investments in unrealized loss positions are other-than-temporarily impaired. This evaluation considers the duration and severity of impairment; collateral values and levels of subordination or over-collateralization; collateral performance; the credit rating, earnings performance and business prospects of the issuer and other relevant factors. We may consider factors that raise significant concerns about an issuer’s ability to continue as a going concern such as negative cash flows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants. We may also consider adverse changes in the regulatory or economic environment as well as significant adverse changes in general market conditions of the geographic area or the industry in which individual issuers operate. We consider both our intent to sell investment securities and whether it is more likely than not that we will be required to sell the securities prior to recovery of amortized cost basis, which might be until maturity for debt securities or for a reasonable forecasted period of recovery for equity securities.

The carrying value of investment securities in an unrealized loss position totaled $921.2 million with unrealized losses of $8.5 million at March 31, 2011.  At December 31, 2010, the carrying value of investment securities in an unrealized loss position totaled $717.6 million with unrealized losses of $7.8 million.  At March 31, 2011, securities with a carrying value of $23.9 million and unrealized losses of $0.3 million had been in unrealized loss positions for 12 months or longer.  No securities had been in unrealized loss positions for 12 months or more at December 31, 2010.

No securities have been determined to be other-than-temporarily impaired as of March 31, 2011.  Approximately 90.9% of the securities purchased since the Acquisition are agency-backed or currently rated AAA. The timely repayment of principal and interest on the U.S. Government agency and sponsored enterprise mortgage-backed securities and U.S. Small Business Administration securities is either explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. We engaged a third party to perform projected cash flow analyses of the private-label mortgage-backed securities and Re-Remics, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. We do not intend to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis.

As a member institution of the Federal Home Loan Bank of Atlanta, BankUnited is required to own capital stock in the FHLB. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB; such repurchases have historically been at par. We monitor our investment in FHLB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of March 31, 2011, we had not identified any indicators of impairment of FHLB stock.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. At March 31, 2011 and December 31, 2010, respectively, 84.2% and 86.3% of total loans were covered loans. The following table shows the composition of the Company’s loan portfolio and the breakdown of the portfolio between covered ACI loans, covered non-ACI loans and non-Covered loans at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011					December 31, 2010
	Covered Loans					Covered Loans
	Acquired					Acquired
	Credit		Non-Covered		Percent of	Credit		Non-Covered		Percent of
	Impaired	Non-ACI	Loans	Total	Total	Impaired	Non-ACI	Loans	Total	Total
Residential:
1-4 single family residential	$2,222,661	$144,233	$140,109	$2,507,003	66.1%	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	92,874	202,130	2,344	297,348	7.8%	98,599	206,797	2,255	307,651	7.7%
Total	2,315,535	346,363	142,453	2,804,351	73.9%	2,519,615	358,742	115,694	2,994,051	75.2%
Commercial:
Multi-family	71,407	5,140	51,743	128,290	3.4%	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	292,637	34,152	112,209	438,998	11.5%	299,068	33,938	118,857	451,863	11.4%
Construction	6,335	—	10,895	17,230	0.5%	8,267	—	8,582	16,849	0.4%
Land	42,668	169	2,151	44,988	1.2%	48,251	170	1,873	50,294	1.3%
Commercial and industrial	40,458	30,042	211,733	282,233	7.4%	49,731	30,139	213,626	293,496	7.4%
Lease financing	—	—	71,178	71,178	1.9%	—	—	52,960	52,960	1.3%
Total	453,505	69,503	459,909	982,917	25.9%	478,332	69,795	430,169	978,296	24.6%

Consumer	4,073	—	3,512	7,585	0.2%	4,403	—	3,056	7,459	0.2%
Total loans	2,773,113	415,866	605,874	3,794,853	100.0%	3,002,350	428,537	548,919	3,979,806	100.0%

Unearned discount and deferred fees and costs, net	—	(33,617)	(12,850)	(46,467)		—	(34,840)	(10,749)	(45,589)
Loans net of discount and deferred fees and costs	2,773,113	382,249	593,024	3,748,386		3,002,350	393,697	538,170	3,934,217
Allowance for loan losses	(36,709)	(17,302)	(7,546)	(61,557)		(39,925)	(12,284)	(6,151)	(58,360)

Loans, net	$2,736,404	$364,947	$585,478	$3,686,829		$2,962,425	$381,413	$532,019	$3,875,857

Residential Mortgages

Loans secured by residential real estate have consistently represented the majority of the total loan portfolio.  One-to-four single family residential mortgages totaled $2.5 billion, or 66.1%, of the portfolio and $2.7 billion, or 67.5%, of the portfolio at March 31, 2011 and December 31, 2010, respectively. The decline in this portfolio segment was primarily a result of the resolution of covered loans, including transfers to OREO.  Home equity loans and lines of credit totaled 7.8% and 7.7% of the loan portfolio at March 31, 2011 and December 31, 2010, respectively.  Substantially all of the home equity loans and lines of credit are covered loans.

The non-covered residential loan portfolio includes loans originated and purchased since the Acquisition. We currently originate residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. Newly originated residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We also purchase loans to supplement our nascent mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment of the non-agency mortgage market in Florida.  At March 31, 2011, $31.0 million, or 22.1%, of our non-covered one-to-four single family residential loans were originated loans and $109.1 million, or 77.9%, of our non-covered residential loans were purchased loans.

We do not originate option ARM, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. All of these loans are covered loans; therefore, the Company’s exposure to future losses on these mortgage loans is mitigated by the Loss Sharing Agreements.

Commercial and commercial real estate loans and leases

The commercial and commercial real estate portfolio segments collectively comprise 75.9% of loans originated or purchased since the Acquisition as of March 31, 2011.

Commercial real estate loans include term loans secured by income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings and hotels as well as real estate secured lines of credit and acquisition, development and construction loans. Commercial real estate loans typically have shorter repayment periods and reprice more frequently than 1-4 single family residential loans. The Company’s underwriting standards generally provide for loan terms of five years, with amortization schedules of no more than twenty-five years. Loan to value, or LTV, ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees of the principals as additional security for most commercial real estate loans.

Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset- backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five years or less, or revolving lines of credit which typically mature annually.

Asset Quality

In discussing asset quality, a distinction must be made between covered loans and loans originated or purchased by us since the Acquisition, or non-covered loans. Non-covered loans were underwritten under significantly different and generally more conservative standards than the covered loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option adjustable rate mortgage, or ARM, loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of covered loans is higher than that of the non-covered loans, our exposure to loss related to the covered loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.

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

Loan performance is monitored by our credit, workout and recovery and loan review departments. Commercial and commercial real estate loans are regularly reviewed by our internal loan review department. The Company utilizes an asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Borrowers with credit weaknesses that may jeopardize collectability will likely demonstrate one or more of the following: payment defaults, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost over-runs, unreasonable construction delays, exhausted interest reserves, past due real estate taxes or declining collateral values. Generally, a loan with one or more of these identified weaknesses will be classified substandard. Loans that have credit weaknesses that render collection or liquidation in full highly questionable or improbable based on current circumstances are classified doubtful. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention.

Non-Covered Loans

Overall asset quality of the non-covered loan portfolio at March 31, 2011 is considered by management to be strong.

A key credit quality indicator for commercial real estate and commercial loans is internal risk rating. At March 31, 2011, 4.5% of  non-covered commercial and commercial real estate loans were rated special mention or adversely classified. Forty-five non-covered commercial and commercial real estate loans and leases aggregating $8.0 million were rated special mention and twenty-six non-covered commercial and commercial real estate loans and leases aggregating $12.2 million were classified substandard.  At December 31, 2010, twenty non-covered commercial and commercial real estate loans aggregating $9.0 million were rated special mention and twelve non-covered commercial and commercial real estate loans aggregating $5.9 million were classified substandard.

Loan performance, or delinquency status, is considered the most significant credit quality indicator for the residential, home equity and consumer portfolios. There were no delinquencies in the non-covered residential mortgage or home equity loan portfolios at March 31, 2011 or December 31, 2010.  Delinquent consumer loans in the non-covered portfolio were insignificant at March 31, 2011 and December 31, 2010.

The majority of our non-covered residential mortgage portfolio consists of purchased loans. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. In general, we purchase performing jumbo mortgage pools which have average FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV less than 80%.  At March 31, 2011, the purchased loan portfolio had the following characteristics: 56.4% were fixed rate loans, 92.9% were full documentation and had an average FICO score of 754 and average LTV of 74.0%. The majority of this portfolio was owner-occupied, with 95.1% primary residence and 4.9% second homes. In terms of vintage, 10.3% of the portfolio was originated before 2007, 4.2% in 2007, 29.5% in 2008, 14.0% in 2009, 14.5% in 2010 and 27.5% in 2011.

Similarly, the originated loan portfolio had the following characteristics at March 31, 2011: 82.8% were fixed rate loans, 100% were full documentation and had an average FICO score of 779 and average LTV of 62.0%. The majority of this portfolio was owner-occupied, with 94.8% primary residence and 5.2% second home. In terms of vintage, 16.6% of the portfolio was originated in 2009, 75.9% in 2010 and 7.5% in 2011.

Covered Loans

Covered Loans consist of both ACI loans and non-ACI loans. At March 31, 2011, ACI loans totaled $2.7 billion and non-ACI loans totaled $0.4 billion. Covered 1-4 single family residential loans were placed into homogenous pools at Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. At Acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at Acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at Acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any material changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold may be revised as we gain greater experience. Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

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

1-4 single family residential non-ACI loans had an aggregate UPB of $212.8 million as of May 21, 2009. As of March 31, 2011, 32.2% of the UPB had been repaid, demonstrating the intent and ability of borrowers in this group to satisfy their mortgage obligations.  At March 31, 2011, $9.2 million or 7.9% of the 1-4 single family residential non-ACI portfolio was delinquent by 60 days or more. At March 31, 2011, $581.0 million or 26.1% of ACI 1-4 single family residential loans were contractually delinquent by 60 days or more. However, future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements with the FDIC.

Covered home equity loans and lines of credit had a carrying amount of $290.7 million at March 31, 2011, including ACI loans of $92.9 million and non-ACI loans of $197.8 million. At March 31, 2011, $12.8 million or 6.5% of non-ACI and $18.0 million or 19.4% of ACI home equity loans and lines of credit were 60 days or more contractually delinquent.  Losses related to these loans are significantly mitigated by the Loss Sharing Agreements.

Ongoing asset quality of significant commercial and commercial real estate loans is monitored on an individual basis through the Company’s regular credit review and risk rating process.  At March 31, 2011, non-ACI commercial and commercial real estate loans had a carrying value of $68.0 million, of which $4.8 million were rated special mention, $8.2 million were rated substandard and one relationship with a carrying value of $9.3 million was rated doubtful.  At December 31, 2010, loans with a carrying value totaling $12.7 million were rated special mention and loans with a carrying value totaling $8.7 million were rated substandard.  At March 31, 2011, ACI commercial and commercial real estate loans had a carrying value of $453.5 million of which $62.9 million were rated special mention, $177.3 million were rated substandard and $1.4 million were rated doubtful.  The Company’s exposure to future losses related to these loans is mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

As of March 31, 2011, substantially all of our non-performing assets are covered assets.

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

The following table summarizes the Company’s impaired loans and other non-performing assets at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Nonaccrual loans
Residential loans:
1-4 single family residential	$8,693	$9,585
Home equity loans and lines of credit	11,062	10,817
Total residential loans	19,755	20,402
Commercial:
Multi-family	510	200
Commercial real estate	521	75
Construction	—	—
Land	332	—
Commercial	13,940	5,106
Lease financing	68	—
Total commercial loans	15,371	5,381
Consumer	—	—
Total nonaccrual loans	35,126	25,783
Non-covered and Non-ACI loans 90 days or more past due still accruing	25	—
Total non-performing loans	35,151	25,783
Other real estate owned	182,482	206,680
Total non-performing assets	217,633	232,463
Impaired ACI loans on accrual status	255,247	262,130
Total impaired loans and non-performing assets	$472,880	$494,593

Non-performing loans to total loans	0.94%	0.66%
Nonperforming assets to total assets	2.01%	2.14%
Allowance for loan losses to total loans	1.64%	1.48%
Allowance for loan losses to non-performing loans	175.12%	226.35%
Net charge-offs to average loans	0.22%	0.37%

(1)           Total loans for purposes of calculating these ratios is net of unearned discounts and deferred fees and costs.

Contractually delinquent ACI loans are not reflected as nonaccrual loans because the discount continues to be accreted.  Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days or in foreclosure but still accruing was $621.7 million and $717.7 million at March 31, 2011 and December 31, 2010, respectively.  The decrease in the carrying value of these loans was attributable to loan resolutions, including foreclosures as well as improvements in our roll rates.

At March 31, 2011 and December 31, 2010, 89.7% and 87.6% of non-performing loans were covered loans, respectively.  All of our OREO properties were covered under the Loss Sharing Agreements at March 31, 2011 and December 31, 2010.  The increase in non-performing loans at March 31, 2011 as compared to December 31, 2010 was attributable primarily to one non-ACI loan.  One credit relationship comprised 76.2% of the non-performing loans in the non-covered portfolio at March 31, 2011.

As of March 31, 2011 and December 31, 2010, there were six and three commercial ACI relationships with aggregate carrying amounts of $6.2 million and $2.4 million, respectively, that were the subject of troubled debt restructurings.  These loans are included in impaired ACI loans on accrual status in the table above. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not considered troubled debt restructurings and are not separated from their respective pools when modified. There were no non-ACI loans or non-Covered Loans that were the subject of troubled debt restructurings at March 31, 2011 or December 31, 2010.

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

Commercial and commercial real estate loans are charged off when, in management’s judgment, the carrying amount of the loan is not collectible. Residential real estate loans and secured consumer loans are typically charged off when they become 120 to 180 days past due, depending on the collateral type. Secured loans may be written down to the fair value of the collateral less estimated disposition costs. Unsecured consumer loans are generally charged off when they become 90 days past due. Home equity loans and lines of credit are fully reserved for when they become 120 days past due, and generally fully charged off at or before reaching 270 days delinquency.

Loss Mitigation Strategies

Although our exposure to loss on covered assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We have increased the quality and experience level of our workout and recovery and mortgage servicing departments. We evaluate each ACI loan to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP for eligible borrowers in the residential ACI portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of March 31, 2011, 8,662 borrowers had been counseled regarding their participation in HAMP; 6,128 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of March 31, 2011, 1,452 borrowers who did not elect to participate in the program had been sent termination letters and 1,246 borrowers had been denied due to ineligibility. At March 31, 2011, there were 2,475 permanent loan modifications and 175 active trial modifications.

Other Real Estate Owned

All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the quarters ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March31,
	2011	2010
Balance, beginning of period	$206,680	$120,110
Transfers from loan portfolio	111,682	67,569
(Decrease) increase from resolution of covered loans	(6,592)	5,877
Sales	(119,689)	(42,930)
Impairment	(9,599)	(838)
Balance, end of period	$182,482	$149,788

Analysis of the Allowance for Loan Losses

The allowance for loan losses relates to (i) loans originated or purchased since the Acquisition, (ii) estimated additional losses arising on non-ACI loans subsequent to the Acquisition, and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset.

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

Due to the lack of similarity between the risk characteristics of non-covered loans and covered loans in the residential and home equity loan portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the allowance for loan losses applicable to non-covered loans. The portfolio of loans originated and purchased since the Acquisition is not seasoned and has not yet developed an observable loss trend. Therefore, the allowance for loan losses for non-covered residential loans is based primarily on management’s assessment of the risk of default and on the OTS “Thrift Industry Charge-Off Rates by Asset Type, annualized Net Charge-Off Rates—Twelve Quarter Average” for the southeast region (the “OTS Charge-Off Rates”). We believe use of the twelve quarter average to be appropriate for this portfolio since it takes into account periods of both economic growth and serious economic contraction.

The allowance for non-covered and non-ACI commercial loans is based primarily on the Bank’s internal credit risk rating system, the OTS Charge-Off Rates, and management’s assessment of portfolio risk characteristics. The allowance is comprised of specific reserves for significant and classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and smaller balance, non-classified loans. For all commercial and commercial real estate exposures on non-accrual status or graded substandard or doubtful with committed credit facilities greater than or equal to $500,000, a quarterly net realizable value analysis is prepared by the credit, workout and recovery and loan review departments. This analysis forms the basis for specific reserves. Since the originated portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI portfolio has limited delinquency statistics, we currently use the OTS Charge-Off Rates and management’s assessment of risk characteristics by portfolio segment in determining the appropriate general reserve percentages. We believe that loans rated special mention or substandard that are not determined to be individually impaired exhibit characteristics indicative of a heightened level of credit risk. Management may therefore augment general reserve percentages for loans in these categories.

Since the non-covered portfolio is not yet seasoned enough to exhibit a loss trend, the allowance for non-covered consumer loans is based primarily on the OTS Charge-Off Rates and management’s assessment of portfolio risk characteristics.

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

For non-ACI loans, the allowance is calculated based on unpaid principal balance, or UPB. The total of UPB, less the calculated allowance, is then compared to the carrying amount of the loans. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any such increase in the allowance for non-ACI loans will result in a corresponding increase in the FDIC indemnification asset. For the quarters ended March 31, 2011 and 2010, we recorded provisions for non-ACI loans of $6.2 million and $3.0 million, respectively.

ACI Loans

For ACI loans, a valuation allowance is established when periodic evaluations of expected cash flows reflect a decrease from the level of cash flows that were estimated to be collected at Acquisition plus any additional expected cash flows arising from revisions in those estimates. We perform a quarterly analysis of expected cash flows for ACI loans.

The analysis of expected cash flows for residential ACI pools incorporates updated pool level expected prepayment rates, default rates, and delinquency levels, and loan level loss severity given default assumptions. Prepayment, delinquency and default curves used for this purpose are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters. Given the static nature of the pools and unique characteristics of the loans, we believe that regularly updated historical information from the Company’s own portfolio is the best available indicator of future performance. Estimates of default probability and severity of loss given default also incorporate updated LTV ratios. Historic and projected values for the Case-Shiller Home Price Index for the relevant MSA are utilized at the individual loan level to project current and future property values. Costs and fees represent an additional component of loss on default, and are projected using the “Making Home Affordable” cost factors provided by the Federal government.

The primary assumptions underlying estimates of expected cash flows for commercial and other loans are default probability and severity of loss given default. Updated assumptions for large balance and delinquent loans in the commercial and commercial real estate ACI portfolios are based on net realizable value analyses prepared at the individual loan level by the Company’s workout and recovery department. Updated assumptions for smaller balance commercial loans are based on a combination of the Company’s own historical delinquency data and industry level delinquency data. Delinquency data is used as a proxy for defaults as the Company’s experience has been that few of these loans return to performing status after being delinquent greater than 60 days. An additional multiplier is also applied in developing assumptions for loans rated special mention, substandard, or doubtful based on the Company’s historical loss experience with classified loans.

We recorded provisions for loan losses related to ACI loans of $3.8 million and $4.7 million for the quarters ended March 31, 2011 and 2010, respectively.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for period from December 31, 2010 through March 31, 2011 (dollars in thousands):

	Covered Loans		Non-
		Non-ACI	Covered
	ACI Loans	Loans	Loans	Total

Balance at December 31, 2010	$39,925	$12,284	$6,151	$58,360

Provision for loan losses:
1-4 single family residential	—	229	35	264
Home equity loans and lines of credit	(7,838)	583	—	(7,255)
Multi-family	(1,532)	25	214	(1,293)
Commercial real estate	4,492	17	42	4,551
Construction	1,862	(1)	32	1,893
Land	6,178	—	7	6,185
Commercial	682	5,320	895	6,897
Consumer	—	—	74	74
Lease Financing	—	—	140	140
Total Provision	3,844	6,173	1,439	11,456

Charge-offs:
1-4 single family residential	—	(459)	—	(459)
Home equity loans and lines of credit	—	(696)	—	(696)
Commercial real estate	(648)	—	—	(648)
Construction	(353)	—	—	(353)
Land	(5,594)	—	—	(5,594)
Commercial	(465)	—	(48)	(513)
Lease Financing	—	—	(2)	(2)
Total Charge-offs	(7,060)	(1,155)	(50)	(8,265)

Recoveries:
Commercial	—	—	6	6
Total Recoveries	—	—	6	6

Balance at March 31, 2011	$36,709	$17,302	$7,546	$61,557

The following table shows the distribution of the allowance for loan losses, broken out between covered and non-covered loans, as of  March 31, 2011 and December 31, 2010 (dollars in thousands):

	At March 31, 2011					At December 31, 2010
	Covered		Non-			Covered		Non-
	ACI	Non-ACI	Covered	Total	% (1)	ACI	Non-ACI	Covered	Total	% (1)
1-4 single family residential	$—	$531	$203	$734	66.1%	$—	$761	$168	$929	67.5%
Home equity loans and lines of credit	10,650	9,116	3	19,769	7.8%	18,488	9,229	3	27,720	7.7%
Multi-family	4,169	658	986	5,813	3.4%	5,701	633	772	7,106	2.8%
Commercial real estate	9,639	435	1,231	11,305	11.5%	5,795	418	1,189	7,402	11.4%
Construction	2,526	—	150	2,676	0.5%	1,017	1	118	1,136	0.4%
Land	4,458	26	109	4,593	1.2%	3,874	26	102	4,002	1.3%
Commercial	5,267	6,536	4,529	16,332	7.4%	5,050	1,216	3,676	9,942	7.4%
Lease financing	—	—	206	206	1.9%	—	—	68	68	1.3%
Consumer	—	—	129	129	0.2%	—	—	55	55	0.2%
Total allowance for loan losses	$36,709	$17,302	$7,546	$61,557	100.0%	$39,925	$12,284	$6,151	$58,360	100.0%

(1)                                  Represents percentage of loans receivable in each category to total loans receivable.

The most significant components of the change in the allowance for loan losses at March 31, 2011 as compared to December 31, 2010  include:

•                  A decrease of $7.8 million in the allowance related to ACI home equity loans and lines of credit resulting from our re-evaluation of expected cash flows from this portfolio for the first quarter of 2011;

•                  A $4.4 million net increase in impairment related to non-residential real estate ACI loans, also resulting from the first quarter re-evaluation of expected cash flows from the covered ACI loans

•                  A $5.3 million increase in specific reserves related to one commercial relationship in the covered non-ACI portfolio.

The impact on earnings of the provision for loan losses related to covered loans for the three months ended March 31, 2011 was significantly offset by an increase in non-interest income and the FDIC indemnification asset of $6.6 million.

Funding Sources

Deposits are our primary funding source, supplemented by FHLB advances. We continue to work towards optimizing our deposit mix and lowering our cost of deposits by reducing rate sensitive time deposits. In the future, we expect commercial core deposits will drive core deposit growth. At March 31, 2011 approximately 39.0% of total deposits were concentrated in time deposits, with consumer core deposits accounting for 45.0% of total deposits and commercial core deposits accounting for 16.0% of total deposits. At December 31, 2010, time deposits accounted for 44.5% of total deposits while consumer core deposits represented 43.0% of the total and commercial core deposits represented 12.5% of total deposits.  We anticipate that commercial core deposits will comprise an increasing percentage of our deposit base in the future.

The Bank’s liquidity needs are primarily met by its cash position, growth in core deposits, cash flow from its amortizing investment and loan portfolios, and reimbursements under the Loss Sharing Agreements. If necessary, the Bank currently has the ability to raise additional liquidity through collateralized borrowings, FHLB advances or the sale of available for sale investment securities. We regularly monitor several measures of liquidity, including liquid assets, defined as cash and cash equivalents, and pledgeable securities, to total assets.

Deposits

The following table presents information about our deposits for the quarters ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Demand deposits:
Non-interest bearing	$525,622	0.00%	$344,759	0.00%
Interest bearing	349,822	0.64%	219,193	0.84%
Money market	1,986,058	0.92%	1,482,826	1.45%
Savings	1,266,426	0.88%	1,178,511	1.46%
Time	2,893,837	1.76%	4,398,955	1.68%
Total	$7,021,765	1.17%	$7,624,244	1.50%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2011 (dollars in thousands):

At March 31,
2011
Three months or less	$163,091
Over three through six months	240,690
Over six through twelve months	350,929
Over twelve months	323,320
Total	$1,078,030

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase, as of and for the quarters ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Maximum outstanding at any month-end	$257	$2,455
Balance outstanding at end of period	105	2,455
Average outstanding during the period	286	15,098
Average interest rate during the period	0.28%	1.02%
Average interest rate at end of period	0.01%	0.11%

The Company also utilizes FHLB advances to finance its operations.  The contractual balance of FHLB advances at March 31, 2011 totaled $2.2 billion, with $1.1 billion, $565.0 million, $505.0 million and $0.4 million maturing in 2012, 2013, 2014 and 2015, respectively.

Liquidity and Capital Resources

Stockholder’s equity has been impacted primarily by proceeds from the IPO, the retention of earnings, and to a lesser extent, changes in the unrealized gains, net of taxes, on investment securities available for sale, changes in unrealized losses, net of taxes, on cash flow hedges and the payment of dividends. Stockholder’s equity increased $183.4 million, or 14.6%, from $1.3 billion at December 31, 2010, to $1.4 billion at March 31, 2011, due primarily to proceeds from the IPO, the retention of earnings exclusive of $116.8 million in stock based compensation that resulted in a credit to paid-in capital and therefore did not negatively impact the Company’s capital position and the reclassification of $45.0 million in equity based instruments previously classified as liabilities, offset by $14.2 million in dividends.

The OTS and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2011 and December 31, 2010, BankUnited had capital levels that exceeded the well-capitalized guidelines. In addition, a condition of approval of BankUnited’s application for Federal Deposit Insurance requires BankUnited to maintain a tier 1 leverage ratio at no less than eight percent throughout the first three years of operation. To date, BankUnited has exceeded that requirement.  The Bank’s capital ratios as of March 31, 2011 are presented in the table below (dollars in thousands):

	March 31, 2011
			Required to be		Required to be
			Considered Well		Considered Adequately
	Actual		Capitalized		Capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount

Tier 1 leverage ratio	10.62%	$1,119,132	8.00%	$842,739	8.00%	$842,739
Tier 1 risk-based capital ratio	44.04%	$1,119,132	6.00%	$152,454	4.00%	$101,636
Total risk based capital ratio	44.92%	$1,141,381	10.00%	$254,090	8.00%	$203,272

The Company’s tangible common equity to tangible assets ratio was 12.74% at March 31, 2011 and 10.97% at December 31, 2010 (see the section entitled “Non-GAAP Financial Measure” below).

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, the Bank has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of available for sale securities. The Company’s ALCO policy has established several measures of liquidity, including liquid assets (defined as cash and cash equivalents, and pledgeable securities) to total assets. The Company’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At March 31, 2011, the Company’s liquid assets divided by total assets was 14.3%.

As a holding company, BankUnited, Inc. is a corporation separate and apart from our subsidiary BankUnited, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funding include management fees and dividends paid by its subsidiaries, and access to capital markets. There are regulatory limitations that affect the ability of BankUnited to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our on going short-term cash obligations.

We expect that our cash and liquidity requirements will continue to be generated by operations, including reimbursements under the Loss Sharing Agreements, and we intend to satisfy our capital requirements over the next 12 months through these sources of liquidity.

Interest Rate Sensitivity

The principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. The primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The Company’s Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors.

Management believes that the simulation of net interest income in different interest rate environments provides the most meaningful measure of the Company’s interest rate risk. Income simulation analysis is designed to capture not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a plus 100, plus 200, and plus 300 basis point change (with rates increasing 25 basis points per month until the applicable limit is reached) as well as a modified flat scenario incorporating a flattened yield curve. We did not simulate a decrease in interest rates at March 31, 2011 due to the extremely low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the plus 200 basis point scenario is within 10% of forecasted net interest income in the most likely rate scenario over the next twelve months and within 12% in the second year. At March 31, 2011, the impact on projected net interest income in a plus 200 basis point scenario is 1.6% in the first twelve months and 8.8% in the second year.

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

Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the change in rates. Actual results may not be similar to the Company’s projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. Actual results may also differ due to the Company’s actions, if any, in response to the changing rates.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of March 31, 2011 (dollars in thousands):

	Commitments
	Covered	Not Covered	Total
Commitments to fund loans	$—	$162,057	$162,057
Unfunded commitments under lines of credit	170,200	199,969	370,169
Commercial and standby letters of credit	—	8,653	8,653
Total	$170,200	$370,679	$540,879

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2011, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at March 31, 2011 was $35.8 million.

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2010 Annual Report on Form 10-K.

Non-GAAP Financial Measure

Tangible common equity to tangible assets is a non-GAAP financial measure. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as common stockholder’s equity less goodwill and other intangible assets, net, and tangible assets is calculated as total assets less goodwill and other intangible assets, net. Tangible common equity to tangible assets should not be viewed as a substitute for total stockholders’ equity to total assets. The most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See the reconciliation below:

	March 31,	December 31,
	2011	2010

Total stockholders’ equity	$1,436,952	$1,253,508
Less: goodwill and other intangible assets, net	68,919	69,011
Tangible common stockholders’ equity	$1,368,033	$1,184,497

Total assets	$10,808,443	$10,869,560
Less: goodwill and other intangible assets, net	68,919	69,011
Tangible Assets	$10,739,524	$10,800,549

Equity to assets	13.29%	11.53%

Tangible common equity to tangible assets	12.74%	10.97%

Management of the Company believes this non-GAAP financial measure provides an additional meaningful method of evaluating certain aspects of the Company’s capital strength from period to period on a basis that may not be otherwise apparent under GAAP. Management also believes that this non-GAAP financial measure, which complements the capital ratios defined by regulators, is useful to investors who are interested in the Company’s equity to assets ratio exclusive of the effect of changes in intangible assets on equity and total assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the section entitled “Interest Rate Sensitivity” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.   Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosures.  Disclosure controls include review of internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.  There was no significant change in the Company’s internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved.  The design of a control system inherently has limitations, including the controls’ cost relative to their benefits.  Additionally, controls can be circumvented.  No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business.  We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flow.

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   (Removed and Reserved)

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibit Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 16th day of May, 2011.

/s/ John A. Kanas
John A. Kanas
Chairman, President and Chief Executive Officer

/s/ Douglas J. Pauls
Douglas J. Pauls
Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith