Form 10-Q
period 2011-06-30
BankUnited, Inc.
filed 2011-08-12
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 11, 2011
Common Stock, $0.01 Par Value	97,254,735 Shares

BankUnited Inc.

Form 10-Q

For the Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks:
Non-interest bearing	$34,899	$44,860
Interest bearing	12,159	12,523
Due from Federal Reserve Bank	291,582	502,828
Federal funds sold	5,119	4,563
Cash and cash equivalents	343,759	564,774
Investment securities available for sale, at fair value (including covered securities of $255,709 and $263,568)	3,769,368	2,926,602
Federal Home Loan Bank stock	182,639	217,408
Loans held for sale	1,152	2,659
Loans (including covered loans of $2,923,637 and $3,396,047)	3,818,265	3,934,217
Allowance for loan losses	(56,639)	(58,360)
Loans, net	3,761,626	3,875,857
FDIC indemnification asset	2,252,920	2,667,401
Bank owned life insurance	164,794	207,061
Other real estate owned, covered by loss sharing agreements	141,723	206,680
Income tax receivable	12,584	10,862
Goodwill and other intangible assets	68,835	69,011
Other assets	147,259	121,245
Total assets	$10,846,659	$10,869,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$606,676	$494,499
Interest bearing	410,794	349,985
Savings and money market	3,340,919	3,134,884
Time	2,466,260	3,184,360
Total deposits	6,824,649	7,163,728
Securities sold under agreements to repurchase	2,165	492
Federal Home Loan Bank advances	2,245,744	2,255,200
Deferred tax liability, net	44,235	4,618
Advance payments by borrowers for taxes and insurance	38,636	22,563
Other liabilities	214,557	169,451
Total liabilities	9,369,986	9,616,052

Commitments and contingencies

Stockholders’ equity:
Common Stock, par value $0.01 per share 400,000,000 and 110,000,000 shares authorized; 97,249,874 and 92,971,850 shares issued and outstanding	972	930
Paid-in capital	1,220,782	950,831
Retained earnings	217,720	269,781
Accumulated other comprehensive income	37,199	31,966
Total stockholders’ equity	1,476,673	1,253,508
Total liabilities and stockholders’ equity	$10,846,659	$10,869,560

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$122,243	$107,584	$236,894	$211,670
Interest and dividends on investment securities available for sale	29,237	31,757	61,786	61,127
Other	617	307	1,623	788

Total interest income	152,097	139,648	300,303	273,585

Interest expense:
Interest on deposits	19,024	28,635	39,330	56,914
Interest on borrowings	15,751	14,830	31,324	27,995

Total interest expense	34,775	43,465	70,654	84,909

Net interest income before provision for loan losses	117,322	96,183	229,649	188,676
(Recovery of) provision for loan losses	(2,892)	17,908	8,564	26,091

Net interest income after provision for loan losses	120,214	78,275	221,085	162,585

Non-interest income:
Accretion of discount on FDIC indemnification asset	14,873	36,776	34,443	91,160
Income from resolution of covered assets, net	3,076	58,593	2,366	94,990
Net gain (loss) on indemnification asset	11,312	(26,950)	37,634	(49,985)
FDIC reimbursement of costs of resolution of covered assets	8,241	7,880	18,741	14,315
Service charges	2,648	2,589	5,332	5,220
Gain (loss) on sale or exchange of investment securities available for sale	100	(2,836)	103	(2,810)
Mortgage insurance income	6,784	2,255	8,085	5,057
Other non-interest income	5,824	5,442	10,416	8,258

Total non-interest income	52,858	83,749	117,120	166,205

Non-interest expense:
Employee compensation and benefits	41,364	34,081	190,670	63,504
Occupancy and equipment	8,791	7,418	16,396	13,642
Impairment of other real estate owned	8,187	5,063	17,786	5,901
Foreclosure expense	6,057	7,932	10,527	19,375
(Gain) loss on sale of OREO	12,264	(1,693)	24,474	(3,167)
OREO related expense	2,589	5,086	6,932	8,886
Change in value of FDIC warrant	—	2,353	—	3,205
Deposit insurance expense	2,329	3,706	6,518	6,951
Professional fees	3,507	2,469	6,736	4,662
Telecommunications and data processing	3,418	2,746	6,866	5,736
Other non-interest expense	7,383	5,272	13,323	11,440

Total non-interest expense	95,889	74,433	300,228	140,135

Income before income taxes	77,183	87,591	37,977	188,655
Provision for income taxes	33,188	36,427	61,642	76,772

Net income (loss)	$43,995	$51,164	$(23,665)	$111,883

Earnings (loss) per common share, basic and diluted (See Note 13)	$0.44	$0.55	$(0.25)	$1.20

Cash dividends declared per common share	$0.14	$—	$0.28	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(23,665)	$111,883
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(226,294)	(221,821)
Amortization of fees, discounts and premiums, net	(4,203)	(18,423)
Provision for loan losses	8,564	26,091
Accretion of discount on FDIC indemnification asset	(34,443)	(91,160)
Income from resolution of covered assets	(2,366)	(94,990)
Net (gain) loss on indemnification asset	(37,634)	49,985
Net gain on sale of loans	(252)	—
Increase in cash surrender value of bank owned life insurance	(2,036)	(2,366)
Gain (loss) on sale or exchange of investment securities available for sale	(103)	2,810
(Gain) loss on sale of other real estate owned	24,474	(3,167)
Loss on disposal of premises and equipment	11	316
Stock-based compensation	126,195	532
Change in fair value of equity instruments classified as liabilities	—	13,843
Depreciation and amortization	3,108	1,131
Impairment of other real estate owned	17,786	5,901
Deferred income taxes	35,801	20,729
Proceeds from sale of loans held for sale	14,536	—
Loans originated for sale, net of repayments	(12,777)	—
Realized tax benefits from equity based compensation	(200)	—
Other:
Increase in other assets	(7,112)	(24,858)
Decrease in other liabilities	(2,385)	(84,349)
Net cash used in operating activities	(122,995)	(307,913)

Cash flows from investing activities:
Increase in due to FDIC	—	196
Purchase of investment securities available for sale	(1,057,582)	(1,328,419)
Proceeds from repayments of investment securities available for sale	274,668	352,754
Proceeds from sale of investment securities available for sale	69,347	13,797
Maturities and calls of investment securities available for sale	—	10,000
Purchases of loans	(157,550)	(23,718)
Loan repayments and resolutions, net of originations	292,729	477,062
Proceeds from redemption of FHLB stock	34,769	—
Decrease in FDIC indemnification asset for claims filed	486,558	466,165
Purchase of bank owned life insurance	(12,500)	—
Bank owned life insurance proceeds	51,406	—
Purchase of office properties and equipment, net	(17,803)	(9,297)
Proceeds from sale of other real estate owned	210,624	127,887
Net cash provided by investing activities	174,666	86,427

		(Continued)

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Net decrease in deposits	(334,405)	(183,658)
Additions to Federal Home Loan Bank advances	—	605,000
Repayments of Federal Home Loan Bank advances	—	(405,000)
Increase (decrease) in securities sold under agreements to repurchase	1,673	(1,366)
Settlement of FDIC warrant liability	(25,000)	—
Increase in advances from borrowers for taxes and insurance	14,210	15,203
Issuance of common stock	98,620	2,000
Dividends paid	(27,998)	—
Realized tax benefits from equity based compensation	200	—
Exercise of stock options	14	—
Net cash (used in) provided by financing activities	(272,686)	32,179
Net decrease in cash and cash equivalents	(221,015)	(189,307)
Cash and cash equivalents, beginning of period	564,774	356,215
Cash and cash equivalents, end of period	$343,759	$166,908

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$84,754	$116,832
Income taxes paid	$26,831	$161,638

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$205,544	$164,463
Dividends declared and payable	$14,399	$—
Unsettled securities trades	$112,560	$—
Receivable for proceeds of surrender of bank owned life insurance	$26,243	$—
Rescission of surrender of bank owned life insurance	$20,846	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance at December 31, 2010	$930	$950,831	$269,781	$31,966	$1,253,508
Comprehensive income:
Net loss	—	—	(23,665)	—	(23,665)
Other comprehensive income (loss):
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $5,059	—	—	—	8,057	8,057
Reclassification adjustment for realized gains on investment securities available for sale, net of taxes of $40	—	—	—	(63)	(63)
Unrealized losses on cash flow hedges, net of taxes of $1,735				(2,761)	(2,761)
Total comprehensive income (loss)			(23,665)	5,233	(18,432)
Proceeds from issuance of common stock net of direct costs of $3,979	42	98,578	—	—	98,620
Dividends	—	—	(28,396)	—	(28,396)
Reclassification of PIU liability to equity	—	44,964	—	—	44,964
Stock based compensation	—	126,195	—	—	126,195
Proceeds from exercise of stock options	—	14	—	—	14
Tax benefits from dividend equivalents and stock options	—	200	—	—	200
Balance at June 30, 2011	$972	$1,220,782	$217,720	$37,199	$1,476,673

Balance at December 31, 2009	$928	$947,032	$119,046	$27,254	$1,094,260
Comprehensive income:
Net income	—	—	111,883	—	111,883
Other comprehensive income:
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $12,298	—	—	—	19,582	19,582
Reclassification adjustment for realized losses on investment securities available for sale, net of taxes of $1,084	—	—	—	1,726	1,726
Unrealized losses on cash flow hedges, net of taxes of $15,782	—	—	—	(25,127)	(25,127)
Total comprehensive income			111,883	(3,819)	108,064
Capital contribution	2	1,998	—	—	2,000
Stock based compensation	—	532	—	—	532

Balance at June 30, 2010	$930	$949,562	$230,929	$23,435	$1,204,856

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Note 1   Basis of Presentation

BankUnited, Inc. (“BKU”) is the holding company for BankUnited (“BankUnited” or the “Bank”), a federally chartered, federally insured savings association headquartered in Miami Lakes, Florida. On May 21, 2009, BankUnited was granted a savings association charter and the newly formed bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation (“FDIC”) in a transaction referred to as the “Acquisition”.  In connection with the Acquisition, the Bank entered into loss sharing agreements with the FDIC (“Loss Sharing Agreements”) that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and other real estate owned (“OREO”), collectively referred to as the “covered assets”.  Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses of up to $4.0 billion, and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

BankUnited, Inc.’s wholly owned subsidiaries include BankUnited and BankUnited Investment Services, Inc. (collectively the “Company”). BankUnited provides a full range of banking and related services to individual and corporate customers through 81 branch offices located in 13 Florida counties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected in future periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities. Management has made significant estimates in certain areas, such as the allowance for loan losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the valuation of OREO, the valuation of deferred tax assets, the evaluation of investment securities for other than-temporary impairment and the fair values of financial instruments.  Actual results could differ from these estimates.

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 2    Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  This update clarifies existing guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring, including clarification of a creditor’s evaluation of whether it has granted a concession and of whether a debtor is experiencing financial difficulties.  The Company is required to adopt this update for the quarter ending September 30, 2011, retrospectively to the beginning of the annual period of adoption, or January 1, 2011.  Management does not anticipate that adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  This update removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

guidance related to that criterion. The update is required to be adopted prospectively by the Company for the quarter ending March 31, 2012. Management does not anticipate that adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the FASB’s intent about the application of fair value measurement requirements and others change principles or requirements for measuring fair value or disclosing information about fair value measurements. The Company is required to adopt this update prospectively for the quarter ending March 31, 2012.  This update will result in expanded disclosures in the Company’s financial statements; however, management does not anticipate that adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income.”  This update provides entities with an option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is required to adopt this update retrospectively for the quarter ending March 31, 2012.  Adoption of this update will affect the manner of presentation of the components of comprehensive income in the Company’s financial statements, but will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3   Acquisition Activity

On June 2, 2011, BKU entered into a Merger Agreement with Herald National Bank (“Herald”), a national banking association based in the New York metropolitan area (“Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a to-be-formed direct, wholly-owned national bank subsidiary of BKU will merge with and into Herald, with Herald continuing as the surviving entity and a wholly-owned subsidiary of BKU. Upon completion of the merger, holders of Herald common and preferred stock will receive cash or shares of BKU common stock having a value equal to $1.35 plus the value of 0.099 shares of BKU common stock as of the effective time of the Merger. The Merger Agreement provides that the surviving bank will be merged with and into BankUnited, with BankUnited surviving, in August 2012.  Completion of the Merger is subject to various customary conditions, including, among others, (a) ratification and confirmation of the Merger Agreement by Herald shareholders, (b) effectiveness of the registration statement for the BKU common stock to be issued in the Merger and approval of the listing on the New York Stock Exchange of the BKU common stock to be issued in the Merger, (c) the absence of any law or order prohibiting the closing of the Merger and (d) receipt of required regulatory approvals.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Note 4   Investment Securities Available for Sale

Investment securities available for sale at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,706,861	$23,783	$(295)	$1,730,349
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	519,406	8,658	(470)	527,594
Private label residential mortgage backed securities and CMO’s	177,242	52,971	(85)	230,128	120,941	2,266	(100)	123,107
Private label commercial mortgage backed securities	—	—	—	—	64,580	295	(97)	64,778
Non mortgage asset-backed securities	—	—	—	—	522,243	7,063	(808)	528,498
Mutual funds and preferred stocks	16,382	2,058	(629)	17,811	227,913	5,544	(700)	232,757
State and municipal obligations	—	—	—	—	24,036	202	(11)	24,227
Small Business Administration securities	—	—	—	—	281,912	730	(293)	282,349
Other debt securities	3,844	3,926	—	7,770	—	—	—	—
Total	$197,468	$58,955	$(714)	$255,709	$3,467,892	$48,541	$(2,774)	$3,513,659

	December 31, 2010
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage backed securities and CMO’s	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—
Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

At June 30, 2011, maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, are shown below (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	Amortized Cost	Fair Value

Due in one year or less	$724,038	$745,109
Due after one year through five years	1,334,347	1,371,705
Due after five years through ten years	857,704	876,844
Due after ten years	504,976	525,142
Mutual funds and preferred stocks with no stated maturity	244,295	250,568

Total	$3,665,360	$3,769,368

The following table provides information about gains and losses on the sale and exchange of investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sale of investment securities available for sale	$66,401	$7,717	$69,347	$13,797

Gross realized gains	$102	$16	$106	$46
Gross realized losses	(2)	(41)	(3)	(45)
Loss on exchange of securities	—	(2,811)	—	(2,811)
Net realized gain (loss)	$100	$(2,836)	$103	$(2,810)

During the quarter ended June 30, 2010, the Company exchanged certain non-covered trust preferred securities for preferred stock of the same issuer to achieve higher returns and more favorable tax treatment. Based on the market value of the trust preferred securities at the time of the exchange, the Company recognized a gross realized loss of $2.8 million.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, totaled $869.8 million and $496.5 million at June 30, 2011 and December 31, 2010, respectively.

The following table presents the aggregate fair value and the aggregate amount by which amortized cost exceeds fair value for investment securities that are in unrealized loss positions at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position.  At December 31, 2010, all of the securities in unrealized loss positions had been in continuous unrealized loss positions for less than twelve months (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	June 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage backed securities	$123,379	$(295)	$—	$—	$123,379	$(295)
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	43,176	(99)	42,988	(371)	86,164	(470)
Private label residential mortgage backed securities and CMO’s	17,125	(185)	1	—	17,126	(185)
Private label commercial mortgage backed securities	13,460	(97)	—	—	13,460	(97)
Non mortgage asset-backed securities	99,611	(808)	—	—	99,611	(808)
Mutual funds and preferred stocks	84,314	(1,329)	—	—	84,314	(1,329)
State and municipal obligations	3,824	(11)	—	—	3,824	(11)
Small Business Administration securities	140,893	(293)	—	—	140,893	(293)
Total	$525,782	$(3,117)	$42,989	$(371)	$568,771	$(3,488)

	December 31, 2010
	Less Than 12 Months
	Fair	Unrealized
	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage backed securities	$486,216	$(3,258)
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	59,408	(1,105)
Private label residential mortgage backed securities and CMO’s	16,626	(1,761)
Non mortgage asset-backed securities	63,802	(72)
Mutual funds and preferred stocks	61,336	(1,413)
State and municipal obligations	6,144	(39)
Small Business Administration securities	24,108	(131)
Total	$717,640	$(7,779)

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

None of the securities in unrealized loss positions at June 30, 2011 and December 31, 2010 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At June 30, 2011, forty-seven securities were in unrealized loss positions. The amount of impairment related to twelve of these securities was considered

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

insignificant, totaling approximately $24,000 and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise mortgage backed securities and Small Business Administration securities:

At June 30, 2011, six U.S. Government agency and sponsored enterprise mortgage backed securities and five U.S. Small Business Administration securities were in unrealized loss positions. All of these securities had been in unrealized loss positions for less than twelve months.  The amount of impairment of each of the individual securities is less than 1% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

Private label mortgage backed securities and CMO’s and Re-Remics:

At June 30, 2011, nine private label mortgage-backed securities and Resecuritized real estate mortgage investment conduits (“Re-Remics”) were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of June 30, 2011. Two of these securities have been in unrealized loss positions for thirteen months; the amount of impairment of each of these securities is less than 2% of amortized cost.  The remaining securities have been in unrealized loss positions for less than twelve months; the amount of impairment of each of these securities is less than 5% of amortized cost.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Private label commercial mortgage backed securities

At June 30, 2011, one private label commercial mortgage backed security was in an unrealized loss position.  This security had been in an unrealized loss position for one month and the amount of impairment was less than 1% of amortized cost.  The security was further assessed for OTTI using a discounted cash flow model.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity and duration of impairment and the expectation of timely repayment of outstanding principal and interest, the impairment is considered to be temporary.

Non-mortgage asset backed securities:

At June 30, 2011, six non-mortgage asset backed securities were in unrealized loss positions. These securities had been in continuous unrealized loss positions for less than twelve months at June 30, 2011 and the amount of impairment was 3% or less of amortized cost basis for each of the securities. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of June 30, 2011. Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Mutual funds and preferred stock:

At June 30, 2011, eight mutual fund and preferred stock investments were in unrealized loss positions, including two positions in mutual funds and six positions in financial institution preferred stocks. Impairment of the mutual fund positions has been driven primarily by increases in intermediate term interest rates.  These investments have been in continuous unrealized loss positions for less than twelve months at June 30, 2011 and the severity of impairment is 4% or less of cost basis. The severity of impairment of both of these positions declined during the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

three months ended June 30, 2011.  The majority of the underlying holdings of the mutual funds are either explicitly or implicitly guaranteed by the U.S. Government.

The financial institution preferred stocks have been in continuous unrealized loss positions for less than three months and the severity of impairment of individual securities is less than 3% of amortized cost basis. All of the preferred stock holdings are investment grade; the issuing institutions are well capitalized and reporting positive earnings. Given the limited duration and severity of impairment, management’s evaluation of the financial condition of the preferred stock issuers, the rating of these investments and the nature of the assets underlying the mutual fund investments, these impairments are considered to be temporary.

Note 5   Loans and Allowance for Loan Losses

A significant portion of the Company’s loan portfolio consists of loans acquired in the Acquisition. These loans are covered under BankUnited’s Loss Sharing Agreements (the “covered loans”).  Non-covered loans are those originated or purchased since the Acquisition. Covered loans are further segregated between those acquired with evidence of deterioration in credit quality since origination (“Acquired Credit Impaired” or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans).

At June 30, 2011 and December 31, 2010, loans consisted of the following (dollars in thousands):

	June 30, 2011
	Covered Loans				Percent of
	ACI	Non-ACI	Non-Covered	Total	Total
Residential:
1-4 single family residential	$2,050,099	$135,970	$264,365	$2,450,434	63.4%
Home equity loans and lines of credit	86,885	194,683	2,318	283,886	7.3%
Total	2,136,984	330,653	266,683	2,734,320	70.7%
Commercial:
Multi-family	64,964	4,627	51,949	121,540	3.1%
Commercial real estate	277,295	33,622	159,736	470,653	12.2%
Construction	5,159	—	12,076	17,235	0.4%
Land	37,435	167	4,174	41,776	1.1%
Commercial and industrial	32,331	29,286	354,728	416,345	10.8%
Lease financing	—	—	56,136	56,136	1.5%
Total	417,184	67,702	638,799	1,123,685	29.1%
Consumer:	3,663	—	3,863	7,526	0.2%
Total loans	2,557,831	398,355	909,345	3,865,531	100.0%
Unearned discount and deferred fees and costs, net	—	(32,549)	(14,717)	(47,266)
Loans net of discount and deferred fees and costs	2,557,831	365,806	894,628	3,818,265
Allowance for loan losses	(29,976)	(16,123)	(10,540)	(56,639)

Loans, net	$2,527,855	$349,683	$884,088	$3,761,626

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	December 31, 2010
	Covered Loans				Percent of
	ACI	Non-ACI	Non-Covered	Total	Total
Residential:
1-4 single family residential	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	98,599	206,797	2,255	307,651	7.7%
Total	2,519,615	358,742	115,694	2,994,051	75.2%
Commercial:
Multi-family	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	299,068	33,938	118,857	451,863	11.4%
Construction	8,267	—	8,582	16,849	0.4%
Land	48,251	170	1,873	50,294	1.3%
Commercial and industrial	49,731	30,139	256,420	336,290	8.4%
Lease financing	—	—	10,166	10,166	0.3%
Total	478,332	69,795	430,169	978,296	24.6%
Consumer:	4,403	—	3,056	7,459	0.2%
Total loans	3,002,350	428,537	548,919	3,979,806	100.0%
Unearned discount and deferred fees and costs, net	—	(34,840)	(10,749)	(45,589)
Loans net of discount and deferred fees and costs	3,002,350	393,697	538,170	3,934,217
Allowance for loan losses	(39,925)	(12,284)	(6,151)	(58,360)

Loans, net	$2,962,425	$381,413	$532,019	$3,875,857

At June 30, 2011 and December 31, 2010, the unpaid principal balance (“UPB”) of ACI loans was $6.3 billion and $7.2 billion, respectively.

During the six months ended June 30, 2011 and 2010, the Company purchased one-to-four single family residential loans with UPB totaling $157.6 million and $23.7 million, respectively.

At June 30, 2011, the Company had pledged real estate loans with UPB of approximately $4.9 billion and carrying amounts of approximately $2.3 billion as security for Federal Home Loan Bank advances.

The following tables present information about the ending balance of the allowance for loan losses and related loans as of June 30, 2011 and summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2011 (in thousands):

	As of and For the Three Months Ended June 30, 2011
	1-4 single family residential	Home equity loans and lines of credit	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases	Consumer	Total
Allowance for loan losses:

Beginning balance	$734	$19,769	$5,813	$11,305	$2,676	$4,593	$16,538	$129	$61,557
Provision for loan losses:
ACI loans	—	(6,961)	(1,366)	5,650	(1,359)	(1,525)	(1,002)	—	(6,563)
Non-ACI loans	85	(113)	(74)	495	—	—	(273)	—	120
Non-covered loans	128	—	54	790	92	155	2,421	(89)	3,551
Total provision	213	(7,074)	(1,386)	6,935	(1,267)	(1,370)	1,146	(89)	(2,892)
Charge-offs:
ACI loans	—	—	(111)	(1,101)	—	(123)	(47)	—	(1,382)
Non-ACI loans	—	(479)	—	(475)	—	—	(359)	—	(1,313)
Non-covered loans	—	—	—	—	—	—	(565)	—	(565)
Total charge-offs	—	(479)	(111)	(1,576)	—	(123)	(971)	—	(3,260)
Recoveries:
ACI loans	—	—	565	16	319	306	6	—	1,212
Non-ACI loans	—	14	—	—	—	—	—	—	14
Non-covered loans	—	—	—	—	—	—	8	—	8
Total recoveries	—	14	565	16	319	306	14	—	1,234
Ending balance	$947	$12,230	$4,881	$16,680	$1,728	$3,406	$16,727	$40	$56,639

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	As of and For the Six Months Ended June 30, 2011
	1-4 single family residential	Home equity loans and lines of credit	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases	Consumer	Total
Allowance for loan losses:

Beginning balance	$929	$27,720	$7,106	$7,402	$1,136	$4,002	$10,010	$55	$58,360
Provision for loan losses:
ACI loans	—	(14,799)	(2,898)	10,142	503	4,653	(320)	—	(2,719)
Non-ACI loans	314	470	(49)	512	(1)	—	5,047	—	6,293
Non-covered loans	163	—	268	832	124	162	3,456	(15)	4,990
Total provision	477	(14,329)	(2,679)	11,486	626	4,815	8,183	(15)	8,564
Charge-offs:
ACI loans	—	—	(111)	(1,749)	(353)	(5,717)	(512)	—	(8,442)
Non-ACI loans	(459)	(1,175)	—	(475)	—	—	(359)	—	(2,468)
Non-covered loans	—	—	—	—	—	—	(615)	—	(615)
Total charge-offs	(459)	(1,175)	(111)	(2,224)	(353)	(5,717)	(1,486)	—	(11,525)
Recoveries:
ACI loans	—	—	565	16	319	306	6	—	1,212
Non-ACI loans	—	14	—	—	—	—	—	—	14
Non-covered loans	—	—	—	—	—	—	14	—	14
Total recoveries	—	14	565	16	319	306	20	—	1,240
Ending balance	$947	$12,230	$4,881	$16,680	$1,728	$3,406	$16,727	$40	$56,639

Ending balance: non-ACI and non-covered loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$5,154	$—	$5,154

Ending balance: non-ACI and non-covered loans collectively evaluated for impairment	$947	$8,541	$1,624	$2,476	$242	$290	$7,349	$40	$21,509

Ending balance: ACI	$—	$3,689	$3,257	$14,204	$1,486	$3,116	$4,224	$—	$29,976

Ending balance: Non-ACI	$616	$8,538	$584	$455	$—	$26	$5,904	$—	$16,123

Ending balance: Non-covered	$331	$3	$1,040	$2,021	$242	$264	$6,599	$40	$10,540

Loans:

Ending balance	$2,450,434	$283,886	$121,540	$470,653	$17,235	$41,776	$472,481	$7,526	$3,865,531

Ending balance: non-ACI and non-covered loans individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$332	$11,470	$—	$11,802

Ending balance: non-ACI and non-covered loans collectively evaluated for impairment (1)	$400,335	$197,001	$56,576	$193,358	$12,076	$4,009	$428,680	$3,863	$1,295,898

Ending balance: ACI loans	$2,050,099	$86,885	$64,964	$277,295	$5,159	$37,435	$32,331	$3,663	$2,557,831

(1)                   Ending balance of loans is before unearned discount and deferred fees and costs.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

The following table presents information about the balance of the allowance for loan losses and related loans as of December 31, 2010 (in thousands):

	As of December 31, 2010
	1-4 single family residential	Home equity loans and lines of credit	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases	Consumer	Total
Allowance for loan losses:

Ending balance	$929	$27,720	$7,106	$7,402	$1,136	$4,002	$10,010	$55	$58,360

Ending balance: non-ACI and non-covered loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: non-ACI and non-covered loans collectively evaluated for impairment	$929	$9,232	$1,405	$1,607	$119	$128	$4,960	$55	$18,435

Ending balance: ACI	$—	$18,488	$5,701	$5,795	$1,017	$3,874	$5,050	$—	$39,925

Ending balance: Non-ACI	$761	$9,229	$633	$418	$1	$26	$1,216	$—	$12,284

Ending balance: Non-covered	$168	$3	$772	$1,189	$118	$102	$3,744	$55	$6,151

Loans:

Ending balance	$2,686,400	$307,651	$112,834	$451,863	$16,849	$50,294	$346,456	$7,459	$3,979,806

Ending balance: non-ACI and non-covered loans individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$2,989	$—	$2,989

Ending balance: non-ACI and non-covered loans collectively evaluated for impairment (1)	$265,384	$209,052	$39,819	$152,795	$8,582	$2,043	$293,736	$3,056	$974,467

Ending balance: ACI loans	$2,421,016	$98,599	$73,015	$299,068	$8,267	$48,251	$49,731	$4,403	$3,002,350

(1)                   Ending balance of loans is before unearned discount and deferred fees and costs.

The following tables summarize the activity in the allowance for loan losses for the three and six months ended June 30, 2010 (in thousands):

	As of and For the Three Months Ended June 30, 2010
	1-4 single family residential	Home equity loans and lines of credit	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases	Consumer	Total
Allowance for loan losses:

Beginning balance	$21,231	$1,106	$132	$774	$75	$—	$2,752	$51	$26,121
Provision for loan losses:
ACI loans	(20,021)	9,421	741	8,357	—	6,454	3,053	—	8,005
Non-ACI loans	(708)	9,273	223	(133)	(74)	35	117	—	8,733
Non-covered loans	1	1	47	323	—	36	722	40	1,170
Total provision	(20,728)	18,695	1,011	8,547	(74)	6,525	3,892	40	17,908
Charge-offs:
ACI loans	—	—	(27)	(255)	—	(2,055)	(143)	—	(2,480)
Non-ACI loans	—	—	—	—	—	—	(29)	—	(29)
Non-covered loans	—	—	—	—	—	—	—	—	—
Total charge-offs	—	—	(27)	(255)	—	(2,055)	(172)	—	(2,509)

Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$503	$19,801	$1,116	$9,066	$1	$4,470	$6,472	$91	$41,520

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	As of and For the Six Months Ended June 30, 2010
	1-4 single family residential	Home equity loans and lines of credit	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases	Consumer	Total
Allowance for loan losses:

Beginning balance	$20,205	$15	$71	$768	$5	$2	$1,509	$46	$22,621
Provision for loan losses:
ACI loans	(20,021)	9,421	741	8,548	3,241	6,985	3,773	—	12,688
Non-ACI loans	281	10,365	226	(41)	(4)	33	874	—	11,734
Non-covered loans	38	—	105	237	—	36	1,208	45	1,669
Total provision	(19,702)	19,786	1,072	8,744	3,237	7,054	5,855	45	26,091
Charge-offs:
ACI loans	—	—	(27)	(446)	(3,241)	(2,586)	(863)	—	(7,163)
Non-ACI loans	—	—	—	—	—	—	(29)	—	(29)
Non-covered loans	—	—	—	—	—	—	—	—	—
Total charge-offs	—	—	(27)	(446)	(3,241)	(2,586)	(892)	—	(7,192)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$503	$19,801	$1,116	$9,066	$1	$4,470	$6,472	$91	$41,520

Increases (decreases) in the FDIC indemnification asset of $(5.8) million and $0.8 million were reflected in non-interest income for the three and six months ended June 30, 2011, and $12.4 million and $19.0 million for the three and six months ended June 30, 2010, respectively, related to the provision for loan losses on covered loans, including both ACI and non-ACI loans.

Non-ACI and non-covered loans:

The tables below present information about non-ACI and non-covered impaired loans as of June 30, 2011 and December 31, 2010.  Commercial and commercial real estate relationships on non-accrual status or with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 are individually evaluated for impairment and if determined to be impaired are reflected as impaired loans in the tables below. Also included in total impaired loans are loans that have been placed on non-accrual status, generally because they are 90 days or more delinquent, and loans that are 90 days or more delinquent and still accruing, for which impairment is measured collectively. These include 1-4 single family residential, home equity, smaller balance commercial and commercial real estate, and consumer loans (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Non-ACI

	June 30, 2011
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
With no specific allowance recorded:
1-4 single family residential	$9,547	$11,914	$—	$9,405
Home equity loans and lines of credit	9,587	9,791	—	9,587
Commercial real estate	516	516	—	516
Multi-family	32	32	—	32
Commercial loans and leases	1,310	1,323	—	1,310
With a specific allowance recorded:
Commercial loans and leases	9,263	9,263	5,154	9,263
Total:
Residential	$19,134	$21,705	$—	$18,992
Commercial	11,121	11,134	5,154	11,121
	$30,255	$32,839	$5,154	$30,113

	December 31, 2010
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
With no specific allowance recorded:
1-4 single family residential	$9,585	$11,812	$—	$9,585
Home equity loans and lines of credit	10,817	11,056	—	10,817
Commercial real estate	75	75	—	75
Multi-family	200	200	—	200
Commercial loans and leases	1,886	2,061	—	1,886
With a specific allowance recorded:
Total:
Residential	$20,402	$22,868	$—	$20,402
Commercial	2,161	2,336	—	2,161
	$22,563	$25,204	$—	$22,563

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Non-Covered

	June 30, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
With no specific allowance recorded:
Construction	$3	$3	$—	$3
Land	332	332	—	332
Commercial loans and leases	3,255	3,255	—	3,255
With a specific allowance recorded	—	—	—	—
	$3,590	$3,590	$—	$3,590

	December 31, 2010
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
With no specific allowance recorded:
Commercial loans and leases	$3,211	$3,220	$—	$3,211
With a specific allowance recorded	—	—	—	—
	$3,211	$3,220	$—	$3,211

At June 30, 2011, non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $142,000.  There were no non-covered loans contractually delinquent by 90 days or more and still accruing at June 30, 2011.  There were no non-ACI or non-covered loans contractually delinquent by 90 days or more and still accruing at December 31, 2010.

The following table presents the average recorded investment in non-ACI and non-covered impaired loans for the three and six months ended June 30, 2011 (in thousands):

	For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2011
	Non-ACI	Non-Covered	Non-ACI	Non-Covered
	Average Recorded Investment (1)	Average Recorded Investment (1)	Average Recorded Investment (1)	Average Recorded Investment (1)
Residential:
1-4 single family residential	$9,133	$—	$9,566	$—
Home equity loans and lines of credit	10,325	—	10,202	—
Total	19,458	—	19,768	—
Commercial:
Multi-family	271	—	116	—
Commercial real estate	519	—	296	—
Construction	—	2	—	2
Land	—	332	—	166
Commercial loans and leases	10,644	3,275	6,230	3,233
Total	11,434	3,609	6,642	3,401
Consumer	—	—	—	—
	$30,892	$3,609	$26,410	$3,401

(1)         Interest income recognized on impaired loans after impairment was insignificant for the three and six months ended June 30, 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

The following tables summarize the Company’s non-ACI and non-covered loan portfolios by key indicators of credit quality as of June 30, 2011 and December 31, 2010. Amounts are net of unearned discounts and deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	June 30, 2011		December 31, 2010
	1-4 single family residential	Home equity loans and lines of credit	1-4 single family residential	Home equity loans and lines of credit
Non-covered loans:
Current	$262,193	$2,318	$113,439	$2,255
Past due less than 90 days	2,172	—	—	—
Non-ACI loans:
Current	98,208	177,041	108,224	188,059
Past due less than 90 days	1,602	4,000	4,894	4,756
Past due 90 days or more	9,150	9,587	10,174	9,496
	$373,325	$192,946	$236,731	$204,566

Consumer credit exposure, based on delinquency status:

	June 30,	December 31,
	2011	2010
Non-covered loans:
Current	$3,836	$3,053
Past due less than 90 days	27	3
	$3,863	$3,056

Commercial credit exposure, based on internal risk rating:

	June 30, 2011
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
Non-covered loans:
Pass	$50,400	$154,880	$12,073	$3,842	$398,992
Special mention	625	3,736	—	—	1,512
Substandard	924	1,120	3	332	10,360
Doubtful	—	—	—	—	—
Non-ACI loans:
Pass	616	32,751	—	—	12,221
Special mention	21	286	—	—	3,674
Substandard	3,963	516	—	167	2,766
Doubtful	—	—	—	—	9,263
	$56,549	$193,289	$12,076	$4,341	$438,788

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	December 31, 2010
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
Non-covered loans:
Pass	$32,730	$118,449	$8,582	$1,537	$244,478
Special mention	—	408	—	336	8,288
Substandard	1,541	—	—	—	4,336
Doubtful	—	—	—	—	6
Non-ACI loans:
Pass	789	33,306	—	—	12,590
Special mention	559	—	—	—	12,139
Substandard	4,166	563	—	170	3,812
Doubtful	—	—	—	—	—
	$39,785	$152,726	$8,582	$2,043	$285,649

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

The following table presents an aging of past due loans in the non-ACI and non-covered portfolios as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011				December 31, 2010
	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans
Non-covered loans:
1-4 single family residential	$2,172	$—	$—	$2,172	$—	$—	$—	$—
Commercial real estate	632	—	—	632	—	—	—	—
Construction	—	—	3	3	—	—	—	—
Land	—	332	—	332	—	—	—	—
Commercial loans and leases	329	91	1,003	1,423	605	—	95	700
Consumer	16	11	—	27	—	3	—	3
	3,149	434	1,006	4,589	605	3	95	703
Non-ACI loans:
1-4 single family residential	1,205	397	9,150	10,752	4,587	307	10,174	15,068
Home equity loans and lines of credit	3,116	884	9,587	13,587	2,677	2,079	9,496	14,252
Multi-family	—	—	198	198	—	—	200	200
Commercial real estate	—	—	446	446	—	—	75	75
Commercial loans and leases	9,181	199	653	10,033	538	1,004	578	2,120
	13,502	1,480	20,034	35,016	7,802	3,390	20,523	31,715
	$16,651	$1,914	$21,040	$39,605	$8,407	$3,393	$20,618	$32,418

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

ACI Loans:

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceeds carrying value. Changes in the accretable yield on ACI loans for the six months ended June 30, 2011 and the year ended December 31, 2010 were as follows (in thousands):

Balance, December 31, 2009	$1,734,233
Reclassifications from non-accretable difference	487,718
Accretion	(387,977)
Balance, December 31, 2010	1,833,974
Reclassifications from non-accretable difference	64,058
Accretion	(209,981)
Balance, June 30, 2011	$1,688,051

ACI loans or loan pools are considered to be impaired when there has been further deterioration in the cash flows expected at acquisition plus any additional cash flows expected to be collected arising from changes in estimates after acquisition, other than due to decreases in interest rate indices and changes in prepayment assumptions.  Discount continues to be accreted on ACI loans or pools as long as there are expected future cash flows in excess of the current carrying amount; therefore, these loans are not classified as non-accrual even though they may be contractually delinquent. ACI 1-4 single family residential and home equity loans accounted for in pools are evaluated for impairment on a pool basis and the amount of any impairment is measured based on the expected aggregate cash flows of the pools. ACI commercial and commercial real estate loans are evaluated individually for impairment.

The tables below set forth at June 30, 2011 and December 31, 2010, the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in a troubled debt restructuring, and the related allowance amounts (in thousands):

ACI

	June 30, 2011
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial real estate	$809	$1,200	$—
Commercial loans and leases	—	—	—
With a specific allowance recorded:
1-4 single family residential	—	—	—
Home equity loans and lines of credit	72,986	154,138	3,689
Multi-family	24,880	36,489	3,257
Commercial real estate	62,330	83,901	14,204
Construction	4,035	13,022	1,486
Land	18,107	23,256	3,116
Commercial loans and leases	20,791	23,361	4,224
Total:
Residential	$72,986	$154,138	$3,689
Commercial	130,952	181,229	26,287
	$203,938	$335,367	$29,976

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	December 31, 2010
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Construction	$35	$230	$—
Land	346	400	—
Commercial loans and leases	846	1,582	—
With a specific allowance recorded:
1-4 single family residential	—	—	—
Home equity loans and lines of credit	80,091	165,563	18,488
Multi-family	51,932	77,536	5,701
Commercial real estate	57,116	77,798	5,795
Construction	4,204	3,833	1,017
Land	35,554	46,536	3,874
Commercial loans and leases	32,006	33,460	5,050
Total:
Residential	$80,091	$165,563	$18,488
Commercial	182,039	241,375	21,437
	$262,130	$406,938	$39,925

Included in the tables above are ACI commercial and commercial real estate credit relationships that were the subject of troubled debt restructurings. Troubled debt restructurings included five relationships with an aggregate carrying amount of $4.1 million at June 30, 2011 and three relationships with an aggregate carrying amount of $2.4 million at December 31, 2010.

The following tables summarize the Company’s ACI loan portfolio by key indicators of credit quality as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	1-4 single family residential	Home equity loans and lines of credit	1-4 single family residential	Home equity loans and lines of credit
ACI loans:
Current	$1,473,709	$67,924	$1,647,238	$76,842
Past due less than 90 days	103,266	2,903	127,155	4,919
Past due 90 days or more	473,124	16,058	646,623	16,838
	$2,050,099	$86,885	$2,421,016	$98,599

Consumer credit exposure, based on delinquency status:

	June 30,	December 31,
	2011	2010
ACI loans:
Current	$3,423	$4,320
Past due less than 90 days	9	44
Past due 90 days or more	231	39
	$3,663	$4,403

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Commercial credit exposure, based on internal risk rating:

	June 30, 2011
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
ACI loans:
Pass	$21,233	$140,625	$1,199	$15,194	$13,245
Special mention	14,201	28,932	—	4,664	2,715
Substandard	29,530	107,738	3,960	17,577	15,831
Doubtful	—	—	—	—	540
	$64,964	$277,295	$5,159	$37,435	$32,331

	December 31, 2010
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
ACI loans:
Pass	$42,749	$190,875	$586	$14,862	$27,573
Special mention	1,207	22,566	183	6,092	5,423
Substandard	29,059	85,623	7,498	27,250	16,719
Doubtful	—	4	—	47	16
	$73,015	$299,068	$8,267	$48,251	$49,731

The following table presents an aging of past due loans in the ACI portfolio as of June 30, 2011 and December 31, 2010 (in thousands):

	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans
ACI loans:
1-4 single family residential	$75,988	$27,278	$473,124	$576,390	$91,470	$35,685	$646,623	$773,778
Home equity loans and lines of credit	2,451	452	16,058	18,961	3,060	1,859	16,838	21,757
Multi-family	49	45	13,852	13,946	2,218	2,197	11,008	15,423
Commercial real estate	487	2,841	20,238	23,566	5,981	2,705	13,724	22,410
Construction	—	—	2,431	2,431	—	—	6,429	6,429
Land	2,434	—	7,833	10,267	366	—	16,378	16,744
Commercial loans and leases	219	831	7,912	8,962	181	—	6,625	6,806
Consumer	9	—	231	240	29	15	39	83
	$81,637	$31,447	$541,679	$654,763	$103,305	$42,461	$717,664	$863,430

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $0.5 billion and $0.7 billion at June 30, 2011 and December 31, 2010, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $52.5 million and $54.2 million at June 30, 2011 and December 31, 2010, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Note 6  FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of estimated future payments to be received from the FDIC under the terms of BankUnited’s loss sharing agreements with the FDIC.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the loss sharing agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through repayment, short sale of the underlying collateral, foreclosure or, for the non-residential portfolio, charge-off, or by sale of the loans. For loans resolved through repayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of operations line item “Income (loss) from resolution of covered assets, net.” Losses from the resolution or permanent modification of covered loans increase the amount recoverable from the FDIC under the loss sharing agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the loss sharing agreements. Similarly, differences in proceeds received on disposition of OREO and the carrying amount of the OREO result in gains or losses and reduce or increase the amount recoverable from the FDIC under the loss sharing agreements. Increases in valuation allowances related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the income statement line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

The following table summarizes the components of the gains and losses associated with covered assets, plus the provision for loan losses on non-covered loans, along with the related additions to or reductions in the amounts recoverable from the FDIC under the loss sharing agreements, as reflected in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$6,443	$(5,807)	$636	$(16,738)	$12,381	$(4,357)
Provision for losses on non-covered loans	(3,551)	—	(3,551)	(1,170)	—	(1,170)
Total provision for loan losses	2,892	(5,807)	(2,915)	(17,908)	12,381	(5,527)
Income (loss) from resolution of covered assets, net	3,076	1,051	4,127	58,593	(42,176)	16,417
Gain (loss) on sale of OREO	(12,264)	9,445	(2,819)	1,693	(1,284)	409
Impairment of OREO	(8,187)	6,623	(1,564)	(5,063)	4,129	(934)
Net OREO gain (loss)	(20,451)	16,068	(4,383)	(3,370)	2,845	(525)
Total	$(14,483)	$11,312	$(3,171)	$37,315	$(26,950)	$10,365

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$(3,574)	$832	$(2,742)	$(24,422)	$18,991	$(5,431)
Provision for losses on non-covered loans	(4,990)	—	(4,990)	(1,669)	—	(1,669)
Total provision for loan losses	(8,564)	832	(7,732)	(26,091)	18,991	(7,100)
Income (loss) from resolution of covered assets, net	2,366	4,154	6,520	94,990	(71,579)	23,411
Gain (loss) on sale of OREO	(24,474)	18,388	(6,086)	3,167	(2,196)	971
Impairment of OREO	(17,786)	14,260	(3,526)	(5,901)	4,799	(1,102)
Net OREO gain (loss)	(42,260)	32,648	(9,612)	(2,734)	2,603	(131)
Total	$(48,458)	$37,634	$(10,824)	$66,165	$(49,985)	$16,180

Changes in the FDIC indemnification asset for the six months ended June 30, 2011 and the year ended December 31, 2010 were as follows (in thousands):

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	$2,667,401	$3,279,165
Accretion	34,443	134,703
Reduction for claims filed	(486,558)	(764,203)
Net gain (loss) on indemnification asset	37,634	17,736
Balance, end of period	$2,252,920	$2,667,401

Under the terms of the loss sharing agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the six months ended June 30, 2011 and 2010, non-interest expense includes approximately $17.5 million and $28.3 million, respectively, of disbursements subject to reimbursement at the 80% level under the loss sharing agreements. For the six months ended June 30, 2011 and 2010, claims of $18.7 million and $14.3 million, respectively, were submitted to the FDIC for reimbursement. As of June 30, 2011, $22.6 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 7   Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2011 differs from the statutory federal income tax rate primarily due to the impact of $110.4 million in compensation expense related to Profits Interest Units as further described in Note 10.  This expense is not deductible for income tax purposes. Additionally, during the six months ended June 30, 2011, the Company recorded a provision related to uncertain state income tax positions of approximately $7.6 million, including estimated interest and penalties.  For the three months ended June 30, 2011 and the three and six months ended June 30, 2010, the Company’s effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and compensation expense related  to equity-based compensation.

Note 8   Derivatives and Hedging Activities

The Company uses interest rate swaps to manage interest rate risk related to FHLB advances and certificates of deposit with maturities of one year, which expose the Company to variability in cash flows due to changes in interest rates. The Company enters into LIBOR-based interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. The effective portion of changes in the fair value of interest rate swaps designated

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

as cash flow hedging instruments is reported in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings. The Company may be exposed to credit risk in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company manages this risk by entering into interest rate swaps only with primary dealers, the use of ISDA master agreements, credit approvals, counterparty limits and monitoring procedures and does not currently anticipate any losses from failure of counterparties to honor their obligations.

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

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011
				Remaining
				Life in	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.4	$225,000	Other liabilities	$—	$(13,822)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42% - 3.76%	3-Month Libor	3.9 - 5.8	405,000	Other liabilities	—	(35,366)
Derivatives not designated as hedges
Pay-fixed interest rate swaps		3.68% - 5.49%	1-Month Libor less .69% to + 2.25%	4.2 - 4.5	17,227	Other assets	306	—
Pay-variable interest rate swaps		1-Month Libor less .69% to + 2.25%	3.68% - 5.49%	4.2 - 4.5	17,227	Other liabilities	—	(306)
Total					$664,454		$306	$(49,494)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	December 31, 2010
				Remaining
				Life in	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.9	$225,000	Other liabilities	$—	$(10,872)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42% - 3.76%	3-Month Libor	4.4 - 6.3	405,000	Other liabilities	—	(31,625)
Derivatives not designated as hedges
Pay-fixed interest rate swaps		3.68% - 5.49%	1-Month Libor less .69% to + 2.25%	4.7 - 5.0	17,304	Other assets	132	—

Pay-variable interest rate swaps		1-Month Libor less .69% to + 2.25%	3.68% - 5.49%	4.7 - 5.0	17,304	Other liabilities	—	(132)
Total					$664,608		$132	$(42,629)

The following table provides information about gains and losses recognized, included in interest expense in the accompanying consolidated statements of operations, related to interest rate contract derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Amount of gain (loss) in AOCI, net of tax (effective portion)	$(26,692)	$(26,419)	$(26,692)	$(26,419)
Amount of gain (loss) reclassified from AOCI into income (effective portion)	$(4,767)	$(3,390)	$(9,469)	$(4,433)
Amount of gain (loss) recognized in income (ineffective portion)	$—	$—	$427	$(279)

Following is a summary of the changes in the component of accumulated other comprehensive income related to these derivatives (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$(23,931)	$(1,292)
Unrealized (gain) loss on cash flow hedges	(4,496)	(40,909)
Tax effect	1,735	15,782
Net of tax	(2,761)	(25,127)
Balance, end of period	$(26,692)	$(26,419)

During the six months ended June 30, 2011 and 2010, no derivative positions designated as cash flow hedges were discontinued, and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $5.8 million and $6.4 million at June 30, 2011 and December 31, 2010, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. All of the Company’s loans held for sale at June 30, 2011 and December 31, 2010 were subject to forward sale commitments. The notional amount of forward loan sale commitment derivatives was $1.2 million and $2.7 million at June 30, 2011 and December 31, 2010, respectively.  The fair value of derivative loan commitments and forward sale commitments was insignificant at June 30, 2011 and December 31, 2010.

Note 9   Stockholders’ Equity

On February 2, 2011, the Company closed an initial public offering (“IPO”) of 33,350,000 shares of common stock at $27.00 per share. In the offering, the Company sold 4,000,000 shares and selling stockholders sold 29,350,000 shares. Proceeds received by the Company on the sale of the 4,000,000 shares amounted to $102.6 million, net of underwriting discounts.  The Company incurred direct costs of the stock issuance of $4.0 million, which were charged to paid-in capital.  Prior to the IPO, BankUnited, Inc. was a wholly owned subsidiary of BU Financial Holdings LLC (“BUFH”), a Delaware limited liability company.  Immediately prior to the completion of the offering, a reorganization was effected in accordance with BUFH’s LLC agreement, pursuant to which all equity interests in the Company were distributed to the members of BUFH and BUFH was liquidated.

Effective January 10, 2011, the Board of Directors authorized a 10-for-1 split of the Company’s outstanding common shares. Stockholders’ equity has been retroactively adjusted to give effect to this stock split for all periods presented by reclassifying from paid-in capital to common stock the par value of the additional shares issued. All share and per share data have been retroactively restated for all periods presented to reflect this stock split.

Note 10   Equity Based Compensation

Profits Interest Units of BUFH

Prior to the consummation of the IPO, BUFH had a class of authorized membership interests identified as Profits Interest Units (“PIUs”). PIUs were awarded to management members of the Company who owned common units of BUFH and entitled the holders to share in distributions from BUFH after investors in BUFH received certain returns on their investment. The PIUs were divided equally into time-based and IRR-based PIUs. Time-based PIUs generally vested in equal annual installments over a period of three years from the grant date.  Based on their settlement provisions, the PIUs were classified as liabilities. Compensation expense related to the time-based PIUs was measured based on their estimated fair values and recognized in earnings over the vesting period.  The related liability was reflected in the consolidated balance sheet of the Company as a liability to BUFH.

In accordance with a resolution approved by the BUFH Board of Directors, immediately prior to consummation of the IPO of the Company’s common stock, the IRR-based PIUs became fully vested.  In conjunction with the IPO, the time-based and IRR-based PIUs outstanding were exchanged for 1,931,745 unvested shares and 3,863,491 unvested shares of the Company’s common stock, 3,023,314 vested stock options and 1,511,656 unvested stock options.  The vested and unvested shares and vested stock options participate in dividends declared on the Company’s common stock on a one-for-one basis. The unvested stock options issued in exchange for PIUs participate on a one-for-one basis in dividends declared on common stock until they vest. In conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and the vesting of the IRR-based PIUs. This expense, which is not deductible for tax purposes, resulted in an

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

offsetting increase in paid-in capital.  Compensation expense of $7.0 million and $10.6 million was recognized for the three and six months ended June 30, 2010, respectively, related to time-based PIUs.

Equity Based Compensation

On March 11, 2011 the Board of Directors granted 265,840 shares of unvested stock under the BankUnited 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). The shares granted were valued at $28.05 per share, representing the closing price of the Company’s common stock on the date of grant, for a total of $7.5 million.  On May 18, 2011, the Board of Directors granted an additional 17,250 shares of unvested stock under the 2010 Plan. These shares were valued at $27.00 per share, representing the closing price of the Company’s common stock on the date of grant, for a total of $465.8 thousand. The shares vest in equal annual installments over a period of three years.  Unvested shares participate in dividends declared on the Company’s common stock on a one-for-one basis.

In addition to compensation expense recorded in conjunction with the IPO and PIUs discussed above, the Company recorded a total of $9.4 million and $15.8 million of stock based compensation expense during the three and  six months ended June 30, 2011 and $317.9 thousand and $532.9 thousand during the three and  six months ended June 30, 2010,  respectively.

Note 11  Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within Level 1 of the fair value hierarchy. These securities typically include U.S. treasury securities, preferred stock of U.S. government agencies and certain mutual funds. If quoted market prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in inactive markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within Level 2 of the fair value hierarchy include U.S. government agency mortgage-backed securities, preferred stock of issuers other than U.S. government agencies, certain nonmortgage asset backed securities, state and municipal obligations and U.S. Small Business Administration securities. Observable inputs that may impact the valuation of these securities include benchmark yield curves, reported trades, dealer quotes, issuer spreads, current rating, constant default rates and constant prepayment rates. Investment securities available for sale generally classified within Level 3 of the fair value hierarchy include private label mortgage backed securities, Re-Remics, certain nonmortgage asset backed securities and other debt securities. The Company typically values these securities using internally developed or third party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Profits interest units—The fair value of profits interest units outstanding prior to the IPO was historically estimated using the Black-Scholes option pricing model. Since the Company’s common stock historically was not traded on an exchange, significant inputs to the model including estimated volatility, equity value per share, estimated dividend yield and expected life were unobservable; therefore this fair value measurement was classified within level 3 of the fair value hierarchy.  None of these instruments remain outstanding at June 30, 2011.

FDIC warrant—The fair value of the FDIC warrant was historically estimated using binomial and Monte Carlo simulation models that incorporated significant unobservable inputs as to equity value per share, estimated volatility, expected life, and dividend yield. This fair value estimate was classified within level 3 of the fair value hierarchy. The warrant was redeemed in February, 2011.

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,730,349	$—	$1,730,349
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	527,594	527,594
Private label residential mortgage backed securities and CMO’s	—	—	353,235	353,235
Private label commercial mortgage backed securities			64,778	64,778
Non mortgage asset-backed securities	—	307,146	221,352	528,498
Mutual funds and preferred stocks	43,230	207,338	—	250,568
State and municipal obligations	—	24,227	—	24,227
Small business administration securities	—	282,349	—	282,349
Other debt securities	—	3,259	4,511	7,770
Derivative assets	—	306	—	306
Total assets at fair value	$43,230	$2,554,974	$1,171,470	$3,769,674
Derivative liabilities	—	49,494	29	49,523
Total liabilities at fair value	$—	$49,494	$29	$49,523

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

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

The following tables reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in Level 3 of the fair value hierarchy for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011
	Re-Remics	Private Label Mortgage Backed Securities	Private Label Commercial Nonmortgage- Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	Derivative Liabilities

Balance, beginning of period	$565,641	$361,848	$—	$175,232	$4,528	$(34)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	5
Other comprehensive income	(2,900)	(1,305)	—	2,584	(8)	—
Purchases or issuances	—	9,390	64,778	48,450	—	—
Sales	—	—	—	—	—	—
Settlements	(35,147)	(16,698)	—	(4,914)	(9)	—
Transfers into (out of) Level 3	—	—	—	—	—	—
Balance, end of period	$527,594	$353,235	$64,778	$221,352	$4,511	$(29)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	Three Months Ended June 30, 2010
	Re-Remics	Private Label Mortgage Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	Liability for PIUs

Balance, beginning of period	$593,156	$406,194	$50,000	$4,338	$(12,392)
Gains (losses) for the period included in:
Net income	—	—	—	—	(7,039)
Other comprehensive income	3,987	6,074	(294)	(7)	—
Purchases or issuances	176,416	30,566	86,946	—	—
Sales	—	—	—	—	—
Settlements	(29,448)	(13,801)	(4,315)	7	—
Transfers into (out of) Level 3	—	—	—	—	—
Balance, end of period	$744,111	$429,033	$132,337	$4,338	$(19,431)

	Six Months Ended June 30, 2011
	Re-Remics	Private Label Mortgage Backed Securities	Private Label Commercial Nonmortgage- Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs	Derivative Liabilities

Balance, beginning of period	$612,631	$382,920	$—	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	—	49
Other comprehensive income	(4,761)	(7,772)	—	3,678	568	—	—	—
Purchases or issuances	—	9,390	64,778	95,108	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(80,276)	(31,303)	—	(8,044)	—	25,000	44,964	—
Transfers into (out of) Level 3	—	—	—	—	—	—	—	—
Balance, end of period	$527,594	$353,235	$64,778	$221,352	$4,511	$—	$—	$(29)

	Six Months Ended June 30, 2010
	Re-Remics	Private Label Mortgage Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs

Balance, beginning of period	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)
Gains (losses) for the period included in:
Net income	—	—	—	—	(3,205)	(10,638)
Other comprehensive income	7,575	13,439	(294)	793	—	—
Purchases or issuances	325,543	80,566	106,946	—	—	—
Sales	—	—	—	—	—	—
Settlements	(64,010)	(31,480)	(4,315)	17	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—
Balance, end of period	$744,111	$429,033	$132,337	$4,338	$(6,373)	$(19,431)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

Changes in the fair value of the FDIC warrant and derivative liabilities are included in the statement of operations line item “Other non-interest expense”.  Changes in the fair value of the liability for PIUs are included in the consolidated statement of operations line item “Employee compensation and benefits”.

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

The following table presents assets for which nonrecurring changes in fair value have been recorded for the six months ended June 30, 2011 and 2010 (in thousands):

					Gains (Losses) from Fair Value Changes
	June 30, 2011				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2011
Other real estate owned	$—	$—	$141,723	$141,723	$(8,187)	$(17,786)

					Gains (Losses) from Fair Value Changes
	June 30, 2010				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2010
Other real estate owned	$—	$—	$163,222	$163,222	$(5,063)	$(5,901)

The Company did not have any impaired loans whose carrying amounts were measured based on the fair value of underlying collateral at June 30, 2011 or 2010.

The following table presents the carrying value and fair value of financial instruments as of June 30, 2011 and December 31, 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents	$343,759	$343,759	$564,774	$564,774
Investment securities available for sale	3,769,368	3,769,368	2,926,602	2,926,602
Federal Home Loan Bank stock	182,639	182,639	217,408	217,408
Loans held for sale	1,152	1,142	2,659	2,674
Loans, net:
Covered	2,877,538	3,201,941	3,343,838	3,521,204
Non-covered	884,088	898,804	532,019	537,840
FDIC Indemnification asset	2,252,920	2,155,334	2,667,401	2,632,992
Income tax receivable	12,584	12,584	10,862	10,862
Accrued interest receivable	15,681	15,681	12,013	12,013
Derivative assets	306	306	132	132
Liabilities:
Deposits	$6,824,649	$6,853,343	$7,163,728	$7,202,975
Securities sold under agreements to repurchase	2,165	2,165	492	492
Federal Home Loan Bank advances	2,245,744	2,343,832	2,255,200	2,344,263
Accrued interest payable	8,516	8,516	8,425	8,425
Advance payments by borrowers for taxes and insurance	38,636	38,636	22,563	22,563
FDIC warrant	—	—	25,000	25,000
Liability for PIUs	—	—	44,964	44,964
Derivative liabilities	49,523	49,523	42,707	42,707

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

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

Note 12   Commitments and Contingencies

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

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

Total lending related commitments outstanding at June 30, 2011 were as follows (in thousands):

	Covered	Non-Covered	Total

Commitments to fund loans	$—	$163,499	$163,499
Unfunded commitments under existing lines of credit	156,844	309,476	466,320
Commercial and standby letters of credit	—	10,063	10,063
Total	$156,844	$483,038	$639,882

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

Note 13     Earnings per Share

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards and stock option awards with nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased for the dilutive effect of unexercised stock options and unvested share awards using the treasury stock method.

The computation of basic and diluted earnings per common share is presented below (in thousands except per share amounts):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings (loss) per common share:

Numerator:
Net income (loss)	$43,995	$51,164	$(23,665)	$111,883
Distributed and undistributed earnings allocated to participating securities	(2,216)	—	—	—
Income (loss) available to common shareholders	$41,779	$51,164	$(23,665)	$111,883

Denominator:
Weighted average common shares outstanding	97,243,931	92,946,814	96,432,334	92,941,830
Less average unvested stock awards	(1,785,151)	—	(1,547,363)	—
Weighted average shares for basic earnings (loss) per share	95,458,780	92,946,814	94,884,971	92,941,830

Basic earnings (loss) per common share	$0.44	$0.55	$(0.25)	$1.20

Diluted earnings (loss) per common share:

Numerator:
Income (loss) available to common shareholders	$41,779	$51,164	$(23,665)	$111,883
Adjustment for earnings reallocated from participating securities	2	—	—	—
Income (loss) used in calculating diluted earnings per share	$41,781	$51,164	$(23,665)	$111,883

Denominator:
Average shares for basic earnings per share	95,458,780	92,946,814	94,884,971	92,941,830
Dilutive effect of stock options	166,601	—	—	—
Weighted average shares for diluted earnings (loss) per share	95,625,381	92,946,814	94,884,971	92,941,830

Diluted earnings (loss) per common share	$0.44	$0.55	$(0.25)	$1.20

No participating securities were outstanding during the six months and three months ended June 30, 2010.

For the three and six months ended June 30, 2011 and 2010, the following potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Unvested shares	1,281,297	—	1,281,297	—
Options	4,534,970	607,800	5,471,627	607,800

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2011 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s 2010 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company and its subsidiaries or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements.  Factors that may cause actual results to differ materially from these forward-looking statements include but are not limited to, the risk factors described in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

The Company is a savings and loan holding company with two wholly-owned subsidiaries: BankUnited, which is one of the largest independent depository institutions headquartered in Florida by assets, and BankUnited Investment Services, a Florida insurance agency.  As of the close of business on May 21, 2009, BankUnited entered into a Purchase and Assumption Agreement, including Loss Sharing Agreements, with the FDIC to acquire substantially all of the assets and assume all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC, a transaction referred to as the “Acquisition”.  Neither the Company nor the Bank had any substantive operations prior to the Acquisition.

In June, 2011, the Company filed an application, which is currently under review, with the Office of the Comptroller of the Currency (the “OCC”) to change BankUnited’s charter to that of a national bank. On August 12, 2011, the Company also filed an application with the Federal Reserve Board and the OCC to change its charter to that of a bank holding company and acquire control of Herald.

Through BankUnited’s network of 81 branches in 13 Florida counties, we provide a full range of commercial and consumer banking services to growing companies and their executives, commercial and middle-market businesses and consumers in Florida’s coastal regions. Through BankUnited Investment Services, we offer wealth management and financial planning services to our customers.

Performance Highlights for the Quarter

•                  Net income for the quarter ended June 30, 2011 was $44.0 million or $0.44 per common share as compared to $51.2 million or $0.55 per common share for the quarter ended June 30, 2010.

•                  For the quarter ended June 30, 2011, net interest income increased by $21.1 million to $117.3 million from $96.2 million for quarter ended June 30, 2010.  The net interest margin increased to 5.99% from 4.93%.  The primary drivers of the increase in net interest income were an increase in interest income on loans of $14.7 million and a decrease in interest expense on deposits of $9.6 million.  The yield on loans increased to 13.15% for the quarter ended June 30, 2011 from 10.15% for the quarter ended June 30, 2010 primarily due to an increase in expected cash flows from the Company’s acquired credit impaired loan portfolio.  The average rate paid on interest-bearing deposits declined to 1.24% for the quarter ended June 30, 2011 from 1.60% for the quarter ended June 30, 2010 as a result of the continued run-off of higher cost time deposits, a shift in deposit mix toward lower cost core deposit products and declines in market interest rates.

•                  Total loans increased by $70.7 million during the quarter ended June 30, 2011.  Total loans originated since the Acquisition, or non-covered loans, grew by $303.5 million during the quarter ended June 30, 2011 while covered loans declined by $232.8 million due to continued resolutions.  The growth in non-covered loans for the quarter was led by an increase in commercial and commercial real estate loans and leases of $178.9 million and growth of $124.3 million in the one-to-four single family residential portfolio.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 1.62%, a ratio of non-performing loans to total loans of 0.89% and an annualized net charge-off ratio (net charge-offs to average loans)  of 0.55%.

•                  Core deposits, which we define as demand, savings, and money market deposits, increased by $145.6 million to $4.4 billion for the quarter ended June 30, 2011 and by $379.0 million for the six months ended June 30, 2011.

•                  BankUnited’s capital ratios continue to exceed the requirements to be considered well capitalized under applicable regulatory guidelines, with a Tier 1 leverage ratio of 10.79% a Tier 1 risk-based capital ratio of 40.62% and a Total risk-based capital ratio of 41.50% at June 30, 2011.

•                  On June 2, 2011, we entered into a Merger Agreement with Herald, a national banking association based in the New York metropolitan area.  Herald had total assets of $486.6 million at June 30, 2011. In exchange for their ownership interests in Herald, Herald shareholders will receive a combination of cash and the Company’s common stock equal in value to $1.35 plus the value of 0.0990 shares of our common stock as of the effective time of the merger. The Merger Agreement provides that a to-be-formed direct, wholly-owned national bank subsidiary of BankUnited, Inc. will merge with and into Herald, with Herald continuing as the surviving entity and a wholly-owned subsidiary of BankUnited, Inc. The surviving bank will be merged with and into BankUnited, with BankUnited surviving, in August 2012.

Results of Operations

The Company reported a net income of $44.0 million or $0.44 per share for the three months ended June 30, 2011 as compared to $51.2 million or $0.55 per share for quarter ended June 30, 2010.  For the six months ended June 30, 2011, the Company reported a net loss of $(23.7) million or $(0.25) per share as compared to net income of $111.9 million or $1.20  per share for the six months ended June 30, 2010.

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

Net interest income is also impacted by accretion of fair value adjustments recorded in conjunction with the Acquisition and the accounting for ACI loans. Fair value adjustments of interest earning assets and interest bearing liabilities recorded at Acquisition are accreted to interest income or expense over the lives of the related assets or liabilities. Generally, accretion of fair value adjustments increases interest income and decreases interest expense, and thus has a positive impact on our net interest income, net interest margin and interest rate spread. Due to the revaluation of covered assets in conjunction with the Acquisition and the resultant accretion, generally covered assets have higher yields than do assets purchased or originated since the Acquisition. Net interest income will be impacted in future periods as covered assets are repaid or mature and these assets comprise a lower percentage of total interest earning assets.

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

Interest expense incurred on our interest bearing liabilities is impacted by the accretion of fair value adjustments on our time deposits and our advances from the FHLB recorded in connection with the Acquisition. The impact on interest expense decreased for the three and six month periods ended June 30, 2011, as compared to the comparable periods in 2010, and is expected to continue to decrease as these liabilities mature or are repaid. Accretion of fair value adjustments on time deposits totaled $2.2 million and $4.7 million, respectively, for the three months and six months ended June 30, 2011 as compared to $5.1 million $14.7 million, respectively, for the three months and six months ended June 30, 2010.

The following tables present, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Nonaccrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on nonaccrual loans is not included. Yields have been calculated on a pre-tax basis (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Investment securities available for sale	$896,029	$6,719	3.00%	$478,314	$2,633	2.20%
Mortgage-backed securities	2,645,694	22,518	3.40%	2,562,620	29,124	4.55%
Total investment securities available for sale	3,541,723	29,237	3.30%	3,040,934	31,757	4.18%
Other interest earning assets	572,792	617	0.43%	512,370	307	0.24%
Loans receivable	3,722,389	122,243	13.15%	4,242,681	107,584	10.15%
Total interest earning assets	7,836,904	152,097	7.77%	7,795,985	139,648	7.17%
Allowance for loan losses	(61,168)			(27,143)
Noninterest earning assets	2,983,739			3,581,432
Total assets	$10,759,475			$11,350,274
Liabilities and Equity:
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$372,060	$624	0.67%	$247,812	$461	0.75%
Savings and money market	3,248,353	7,023	0.87%	2,794,346	8,557	1.23%
Time deposits	2,546,673	11,377	1.79%	4,126,542	19,617	1.91%
Total interest bearing deposits	6,167,086	19,024	1.24%	7,168,700	28,635	1.60%
Borrowings:
FHLB advances	2,248,514	15,747	2.81%	2,290,470	14,820	2.60%
Repurchase agreements	3,785	4	0.42%	9,955	10	0.40%
Total interest bearing liabilities	8,419,385	34,775	1.66%	9,469,125	43,465	1.84%
Non-interest bearing demand deposits	619,052			419,064
Other non-interest bearing liabilities	270,951			274,191
Total liabilities	9,309,388			10,162,380
Equity	1,450,087			1,187,894
Total liabilities and equity	$10,759,475			$11,350,274
Net interest income		$117,322			$96,183
Interest rate spread			6.11%			5.33%
Net interest margin			5.99%			4.93%

(1) Annualized

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest earning assets:
Investment securities available for sale	$799,223	$12,133	3.04%	$292,120	$3,488	2.39%
Mortgage-backed securities	2,573,183	49,653	3.86%	2,400,214	57,639	4.80%
Total investment securities available for sale	3,372,406	61,786	3.66%	2,692,334	61,127	4.54%
Other interest earning assets	682,059	1,623	0.48%	648,527	788	0.25%
Loans receivable	3,762,366	236,894	12.62%	4,332,510	211,670	9.77%
Total interest earning assets	7,816,831	300,303	7.70%	7,673,371	273,585	7.13%
Allowance for loan losses	(59,813)			(25,060)
Noninterest earning assets	3,078,889			3,667,121
Total assets	$10,835,907			$11,315,432
Liabilities and Equity:
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$361,002	$1,177	0.66%	$233,580	$917	0.79%
Savings and money market	3,250,407	14,249	0.88%	2,728,210	18,119	1.34%
Time deposits	2,719,296	23,904	1.77%	4,261,996	37,878	1.79%
Total interest bearing deposits	6,330,705	39,330	1.25%	7,223,786	56,914	1.59%
Borrowings:
FHLB advances	2,250,855	31,319	2.81%	2,228,703	27,947	2.53%
Short term borrowings	2,045	5	0.49%	12,512	48	0.77%
Total interest bearing liabilities	8,583,605	70,654	1.66%	9,465,001	84,909	1.81%
Non interest bearing demand deposits	572,595			382,117
Other non-interest bearing liabilities	274,350			305,678
Total liabilities	9,430,550			10,152,796
Equity	1,405,357			1,162,636
Total liabilities and equity	$10,835,907			$11,315,432
Net interest income		$229,649			$188,676
Interest rate spread			6.04%			5.32%
Net interest margin			5.87%			4.90%

(1) Annualized

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net interest income was $117.3 million for the three months ended June 30, 2011 compared to $96.2 million for the three months ended June 30, 2010, an increase of $21.1 million. The increase in net interest income was comprised of an increase in interest income of $12.4 million and a decrease in interest expense of $8.7 million.

The increase in interest income was driven primarily by a $14.7 million increase interest income from loans, partially offset by a decline of $2.5 million decrease in interest income from investment securities. Increased interest income from loans is reflective of an increase in the average yield to 13.15% for the three months ended June 30, 2011 from 10.15% for the comparable period in 2010.  This increase was partially offset by a decline in average loans outstanding resulting from pay-downs and resolutions of covered loans. The increased yield reflects an increased yield on covered loans partially offset by the origination and purchase of new loans at lower prevailing market rates of interest. The average yield on loans originated and purchased since the Acquisition was 5.21% for the three months ended June 30, 2011 as compared to 5.45% for the comparable period in 2010. The yield on covered loans increased to 14.95% for the three months ended June 30, 2011 from 10.40% for the same period in 2010 as a result of increases in projected cash flows from the covered ACI Loans. For the three months ended June 30, 2011, interest income from investment securities decreased due to a decline in the average yield to 3.30% from

4.18%, partially offset by an increase in average volume. The decrease in average yield resulted primarily from new purchases reflecting lower general market rates of interest.

The primary component of the decrease in interest expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was a $9.6 million decline in interest expense on deposits.  The decrease reflects both a decline in the average balance of deposits and a decline in the average rate paid, partially offset by a decrease in accretion of Acquisition related fair value adjustments.  The decline in volume is due to the continued run-off of time deposits assumed in the Acquisition, partially offset by growth in core deposits, including demand, savings and money market deposit accounts.  The decrease in the average rate paid is a result of this shift in deposit mix to lower cost products coupled with declining market rates of interest.  Accretion of fair value adjustments reduced interest expense by $2.2 million for the three months ended June 30, 2011 as compared to $5.1 million during the same period in 2010.

Net interest margin for the three months ended June 30, 2011 was 5.99% as compared to 4.93% for the three months ended June 30, 2010, an increase of 106 basis points. The average yield on interest earning assets increased by 60 basis points while the average rate paid on interest bearing liabilities decreased by 18 basis points for an improvement in the interest rate spread of 78 basis points. The improvement in both net interest margin and interest rate spread resulted primarily from the increased average yield on covered loans and the decrease in the average rate paid on deposits as discussed above.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net interest income was $229.6 million and $188.7 million for the six months ended June 30, 2011 and June 30, 2010, respectively, an increase of $40.9 million. The increase in net interest income for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was comprised of an increase in interest income of $26.7 million, primarily attributable to an increase in interest income on loans of $25.2 million, and a decrease in interest expense of $14.2 million, resulting primarily from a decrease in interest expense on deposits of $17.6 million partially offset by an increase in interest expense on FHLB advances of $3.4 million.

The increase in interest income on loans for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was reflective of an increase in the average yield to 12.62% from 9.77%, partially offset by a decrease in the average volume of loans outstanding.  The average yield on loans originated and purchased since the Acquisition was 5.32% for the six months ended June 30, 2011as compared to 5.49% for the comparable period in 2010. The yield on covered loans increased to 14.05% for the six months ended June 30, 2011 as compared to 9.98% for the same period in 2010.

The decline in interest expense on deposits resulted from declines in both the average volume of deposits outstanding and in the average rate paid on interest bearing deposit accounts. Accretion of fair value adjustments reduced interest expense by $4.7 million for the six months ended June 30, 2011 as compared to $14.7 million during the same period in 2010. Interest expense on FHLB advances and other borrowings increased by $3.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily as a result of lower accretion of fair value adjustments.  The decline in accretion is due to the maturity and repayment of a portion of the specific advances that were outstanding at the Acquisition date.

Net interest margin for the six months ended June 30, 2011 was 5.87% as compared to 4.90% for the six months ended June 30, 2010, for an increase of 97 basis points. The average yield on interest earning assets increased by 57 basis points for the six months ended June 30, 2011 as compared to the same period in 2010, while the average rate paid on interest bearing liabilities decreased by 15 basis points for the six months ended June 30, 2011, for an improvement in the interest rate spread of 72 basis points. The improvement in both net interest margin and interest rate spread resulted primarily from the increased average yield on covered loans and the decrease in the average rate paid on deposits as discussed above.  The factors impacting trends in net interest income for the six months ended June 30, 2011 were consistent with those impacting net interest income for the three months then ended, discussed above.

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

Covered Loans are further broken out into two broad categories: (i) ACI loans, or those acquired with evidence of deterioration in credit quality since origination and (ii) loans that did not exhibit evidence of deterioration in credit quality at acquisition, or non-ACI loans.  A provision for loan losses related to ACI loans is recorded only when estimates of future cash flows related to these loans are revised downward, indicating further deterioration in credit quality. A provision for loan losses for non-ACI loans may be recorded if factors considered relevant by management indicate that the credit quality of the non-ACI loans has deteriorated.

Since the recording of a provision for loan losses on covered loans represents an increase in the amount of reimbursement we ultimately expect to receive from the FDIC under the Loss Sharing Agreements, we also record an increase in the FDIC indemnification asset for the present value of the projected increase in reimbursement, with a corresponding increase in non-interest income, recorded in the statement of operations line item “Net gain (loss) on indemnification asset”. Therefore, the impact on our results of operations of any provision for loan losses on Covered Loans is significantly mitigated by an increase in non-interest income.

For the three months ended June 30, 2011 and 2010, we recorded a (recovery of) provision for loan losses on covered loans of $(6.4) million and $16.7 million, respectively.  The recovery of provision for the three months ended June 30, 2011 primarily resulted from improved performance of a pool of ACI home equity loans.  An allowance for loan losses in the amount of $18.5 million related to this pool was established during the year ended December 31, 2010.  A reversal of that allowance in the amount of $(7.8) million was recorded during the prior quarter ended March 31, 2011 and an additional $(7.0) million was reversed during the three months ended June 30, 2011.  For the six months ended June 30, 2011 and 2010, we recorded provisions for loan losses on covered loans of $3.6 million and $24.4 million, respectively.  The impact on earnings from the provisions for losses on covered loans was partially mitigated by recording increases (decreases) in non-interest income of $(5.8) million and $12.4 million during the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $19.0 million for the six months ended June 30, 2011 and 2010, respectively.

For the three months ended June 30, 2011 and 2010, we recorded provisions for loan losses of $3.6 million and $1.2 million, respectively, for loans we originated or purchased subsequent to the Acquisition. For the six months ended June 30, 2011 and 2010, we recorded provisions for loan losses of $5.0 million and $1.7 million, respectively, relating to these loans.  These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by an increase in non-interest income.

Non-Interest Income

The Company reported non-interest income of $52.9 million and $83.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively.  Non-interest income was $117.1 million for the six months ended June 30, 2011 as compared to $166.2 million for the six months ended June 30, 2010. The following table presents a comparison of the categories of non-interest income for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accretion of discount on FDIC indemnification asset	$14,873	$36,776	$34,443	$91,160
Income from resolution of covered assets, net	3,076	58,593	2,366	94,990
Net gain (loss) on indemnification asset	11,312	(26,950)	37,634	(49,985)
FDIC reimbursement of costs of resolution of covered assets	8,241	7,880	18,741	14,315
Non-interest income from covered assets	37,502	76,299	93,184	150,480
Service charges on deposits and other fee income	1,993	2,060	4,145	4,171
Service charges on loans	655	529	1,187	1,049
Gain (loss) on sale or exchange of investment securities available for sale	100	(2,836)	103	(2,810)
Mortgage insurance income	6,784	2,255	8,085	5,057
Other non-interest income	5,824	5,442	10,416	8,258
Total non-interest income	$52,858	$83,749	$117,120	$166,205

For the three and six month periods ended June 30, 2011 and 2010, the majority of our non-interest income resulted from accretion of discount on the FDIC indemnification asset, the resolution of assets covered by our Loss Sharing Agreements with the FDIC and reimbursement by the FDIC of costs of resolution of covered assets.

The FDIC indemnification asset represents the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at Acquisition, and reimbursement of certain expenses. Accretion is a result of discounting and may also increase or decrease from period to period due to changes in expected cash flows from covered loans. If projected cash flows from the ACI loans increase, the yield on the loans will increase and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash is expected to be recovered from the FDIC.

Accretion of discount on the FDIC indemnification asset totaled $14.9 million and $36.8 million for the three months ended June 30, 2011 and 2010, respectively and $34.4 million and $91.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in accretion in 2011 as compared to 2010 was related to the decrease in the average balance of the indemnification asset as well as a decrease in the average discount rate during the period to 2.89% from 6.08%.  The decline in the average discount rate corresponds to the increased yield on covered loans.

A rollforward of the FDIC indemnification asset for the six months ended June 30, 2011 and the year ended December 31, 2010 follows (in thousands):

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	$2,667,401	$3,279,165
Accretion	34,443	134,703
Reduction for claims filed	(486,558)	(764,203)
Net gain (loss) on indemnification asset	37,634	17,736
Balance, end of period	$2,252,920	$2,667,401

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

Covered loans may be resolved through repayment, foreclosure, short sale of the underlying collateral, sale of the loans or, for the non-residential portfolio, charge-offs. The difference between consideration received in resolution of covered loans and the amount of projected losses from resolution of those loans as well as losses from permanent modifications of ACI loans accounted for in pools, is recorded in the statement of operations line item “Income (loss) from resolution of covered assets, net.”  The amount of income recorded in any period will be impacted by the number and unpaid principal balance (“UPB”) of ACI loans resolved and our ability to accurately project cash flows from ACI loans in future periods. As expected, the impact of this line item on the results of operations decreased for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, as we have gained additional history in terms of the performance of the loans we acquired, which we have reflected in the update of our projected cash flows from ACI loans.

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

Increases or decreases in impairment related to covered loans are recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of changes in expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item “Net gain (loss) on indemnification asset” and reflected as a corresponding increase or decrease in the FDIC indemnification asset.

The Company records impairment charges related to declines in the estimated net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item “Net gain (loss) on indemnification asset.”

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements as discussed above. Net gain (loss) on indemnification asset of $11.3 million and $(27.0) million was recorded for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, net gain (loss) on indemnification asset amounted to  $37.6 million and $(50.0) million, respectively. The net impact on earnings before taxes of transactions related to covered assets, plus the provision for loan losses on non-covered loans, was $(3.2) million and $10.4 million, respectively, for the three months ended June 30, 2011 and 2010 and $(10.8) million and $16.2 million, respectively, for the six months ended June 30, 2011 as detailed in the tables below (in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$6,443	$(5,807)	$636	$(16,738)	$12,381	$(4,357)
Provision for losses on non-covered loans	(3,551)	—	(3,551)	(1,170)	—	(1,170)
Total provision for loan losses	2,892	(5,807)	(2,915)	(17,908)	12,381	(5,527)
Income (loss) from resolution of covered assets, net	3,076	1,051	4,127	58,593	(42,176)	16,417
Gain (loss) on sale of OREO	(12,264)	9,445	(2,819)	1,693	(1,284)	409
Impairment of OREO	(8,187)	6,623	(1,564)	(5,063)	4,129	(934)
Net OREO gain (loss)	(20,451)	16,068	(4,383)	(3,370)	2,845	(525)
Total	$(14,483)	$11,312	$(3,171)	$37,315	$(26,950)	$10,365

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$(3,574)	$832	$(2,742)	$(24,422)	$18,991	$(5,431)
Provision for losses on non-covered loans	(4,990)	—	(4,990)	(1,669)	—	(1,669)
Total provision for loan losses	(8,564)	832	(7,732)	(26,091)	18,991	(7,100)
Income (loss) from resolution of covered assets, net	2,366	4,154	6,520	94,990	(71,579)	23,411
Gain (loss) on sale of OREO	(24,474)	18,388	(6,086)	3,167	(2,196)	971
Impairment of OREO	(17,786)	14,260	(3,526)	(5,901)	4,799	(1,102)
Net OREO gain (loss)	(42,260)	32,648	(9,612)	(2,734)	2,603	(131)
Total	$(48,458)	$37,634	$(10,824)	$66,165	$(49,985)	$16,180

The following table provides further detail of the components of Income (loss) from resolution of covered assets, net (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Payments in full	$29,650	$53,181	$50,895	$75,120
Foreclosures	(18,329)	6,525	(31,460)	15,712
Short sales	(8,828)	5,612	(16,529)	16,322
Modifications	—	(1,531)	—	(2,424)
Charge-offs	(3,002)	(5,194)	(4,971)	(9,740)
Recoveries	3,585	—	4,431	—
Income from resolution of covered assets, net	$3,076	$58,593	$2,366	$94,990

We incurred net losses from foreclosures and short sales for the quarter and six months ended June 30, 2011 as compared to net gains for the quarter and six months ended June 30, 2010 due to continuing home price deterioration in our primary market areas.

Certain OREO related expenses, including attorney’s fees, foreclosure costs, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements with the FDIC. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered asset. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended June 30, 2011 and 2010, non-interest expense includes approximately $8.6 million and $13.0 million, respectively, of disbursements subject to reimbursement under the loss sharing agreements. For the six months ended June 30, 2011 and 2010, non-interest expense includes approximately $17.5 million and $28.3 million, respectively, of such disbursements. During the six months ended June 30, 2011 and 2010, claims of $18.7 million and $14.3 million, respectively, were submitted to the FDIC for reimbursement. As of June 30, 2011, $22.6 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods.

Non-Interest Expense

The Company reported non-interest expense of $95.9 million for the three months ended June 30, 2011 as compared to $74.4 million for the three months ended June 30, 2010.  Non-interest expense was $300.2 million and $140.1 million for the six months ended June 30, 2011 and 2010, respectively. The following table presents the components of non-interest expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee compensation and benefits	$41,364	$34,081	$190,670	$63,504
Occupancy and equipment	8,791	7,418	16,396	13,642
Impairment of other real estate owned	8,187	5,063	17,786	5,901
Foreclosure expense	6,057	7,932	10,527	19,375
(Gain) loss on sale of OREO	12,264	(1,693)	24,474	(3,167)
OREO related expense	2,589	5,086	6,932	8,886
Change in value of FDIC warrant	—	2,353	—	3,205
Deposit insurance expense	2,329	3,706	6,518	6,951
Professional fees	3,507	2,469	6,736	4,662
Telecommunications and data processing	3,418	2,746	6,866	5,736
Other non-interest expense	7,383	5,272	13,323	11,440
Total non-interest expense	$95,889	$74,433	$300,228	$140,135

As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. The increase in employee compensation and benefits expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 of $7.3 million reflects an increase in equity based compensation expense of $2.1 million and as well as increased costs of enhancing our work force to enable our growth strategy.

Employee compensation and benefits for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was impacted by a one-time equity based compensation charge of $110.4 million recorded in conjunction with the consummation of the IPO of our common stock in February, 2011.  Prior to consummation of the IPO, our employee compensation and benefits expense included expense related to Profits Interest Units (“PIUs”) issued to certain members of executive management. The PIUs were divided into two equal types of profits interests. Half of the PIUs, referred to as time-based PIUs, vested with the passage of time following the grant date. The remaining half of the PIUs, referred to as IRR-based PIUs, vested immediately prior to the consummation of the IPO. Immediately prior to the consummation of the IPO, the time-based and IRR-based PIUs were exchanged for a combination of vested and unvested shares of the Company’s common stock and vested and unvested stock options.  Share based compensation expense of $110.4 million related to these instruments was recorded in conjunction with the IPO.  This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company’s capital position.  In addition to this one-time charge, employee compensation and benefits expense for the six months ended June 30, 2011 included equity based compensation expense of $15.8 million related to stock options and stock awards granted to employees in 2010 and 2011 and the instruments received in exchange for PIUs. Employee compensation and benefits expense for the six months ended June 30, 2010 included $11.2 million in equity based compensation, primarily related to the PIUs.

Impairment of OREO increased by $3.1 million for the three months ended June 30, 2011 to $8.2 million from $5.1 million for the three months ended June 30, 2010 while (gain) loss on sale of OREO increased by $14.0 million to $12.3 million for the three months ended June 30, 2011 from $(1.7) million for the three months ended

June 30, 2010. These increases are primarily attributable to continuing deterioration in home prices coupled with the high volume of foreclosure and OREO sale activity.

OREO and foreclosure expense remain at high levels due to the continuing high volume of foreclosure activity, however, in the aggregate, these expenses declined by $4.4 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and by $10.8 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. These decreases reflect a decline in the number of units in the foreclosure pipeline. At June 30, 2011, approximately 3,600 units were in the foreclosure process, down from approximately 6,100 units at June 30, 2010.

At June 30, 2011, all OREO properties were covered by the Loss Sharing Agreements with the FDIC. OREO losses and OREO and foreclosure expenses are therefore substantially offset by non-interest income related to indemnification by the FDIC as discussed above.

The change in value of the FDIC warrant for the three and six month periods ended June 30, 2010 resulted from the change in fair value of a liability classified warrant issued to the FDIC in conjunction with the Acquisition.  The warrant was redeemed for cash in February of 2011.

Income Taxes

The provision for income taxes was $33.2 million for three months ended June 30, 2011 and $36.4 million for the three months ended June 30, 2010.  The Company’s effective tax rate was 43% and 42% for the three months ended June 30, 2011 and 2010, respectively.  The effective tax rate differed from the statutory federal income tax rate of 35% primarily due to state income taxes and certain non-deductible equity based compensation expense.

For the six months ended June 30, 2011 and 2010, the provision for income taxes was $61.6 million and $76.8 million, respectively.  The Company’s effective tax rate was 162% and 41% for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, the Company’s effective tax rate differed from the statutory federal tax rate primarily due to the $110.4 million charge to compensation expense recorded in conjunction with the IPO.  This expense is not deductible for income tax purposes.  Additionally, a provision of approximately $7.6 million, including penalties and interest, was recorded for uncertain state income tax positions during the six months ended June 30, 2011.  For the six months ended June 30, 2010, the effective tax rate differed from the statutory federal tax rate primarily due to state income taxes and non-deductible equity based compensation.

At June 30, 2011 and December 31, 2010, the Company had net deferred tax liabilities of $44.2 million and $4.6 million, respectively.

Financial Condition

Loans, OREO and certain investment securities, including certain private-label mortgage-backed and non-investment grade securities acquired in the Acquisition are covered by the Loss Sharing Agreements with the FDIC. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to these assets. Under the Loss Sharing Agreements, the FDIC will cover 80% of losses and certain expenses related to the covered assets up to the $4.0 billion stated threshold and 95% of losses and certain expenses that exceed the $4.0 billion stated threshold. At June 30, 2011, $2.9 billion or 77% of loans, net of discounts and deferred origination fees and costs, were covered loans and $255.7 million or 7% of investment securities available for sale were covered securities.  All of the Company’s OREO at June 30, 2011 was covered by the Loss Sharing Agreements.

Loans net of discounts and deferred origination fees and costs decreased to $3.8 billion at June 30, 2011 from $3.9 billion at December 31, 2010, primarily due to the continued resolution of ACI loans. Loans acquired in the Acquisition, or covered loans, declined by $472.4 million from December 31, 2010 to June 30, 2011 while loans originated since the Acquisition, or non-covered loans, increased by $356.5 million.  Loan demand in our primary market areas remains depressed, limiting the volume of new originations, although loan growth accelerated during the three months ended June 30, 2011.  Total loans originated since the Acquisition, before deducting deferred origination fees and costs, grew by $303.5 million during the three months ended June 30, 2011.  Loan growth for the six months ended June 30, 2011 was led by an increase of $208.6 million in commercial and commercial real estate loans and leases.  Growth in the one-to-four family single family residential portfolio for the six months ended June 30, 2011 was led by $157.6 million in purchases of residential mortgages.

The portfolio of available for sale securities has grown to $3.8 billion at June 30, 2011from $2.9 billion at December 31, 2010. Growth of the investment portfolio continues to be driven by the deployment of cash generated from loan resolution activity during a period of diminished loan demand.

Average interest earning assets increased $143.5 million to $7.8 billion for the six months ended June 30, 2011 from $7.7 billion for the six months ended June 30, 2010. This increase was driven primarily by an increase in the average balance of investment securities, partially offset by a decline in the average balance of loans resulting from ACI loan resolutions. Average non-interest earning assets declined by $588.2 million, largely due to the decrease in the FDIC indemnification asset.

Average interest bearing liabilities decreased by $881.4 million to $8.6 billion for the six months ended June 30, 2011 from $9.5 billion for six months ended June 30, 2010, reflecting a decrease in average interest-bearing deposits. The reduction in outstanding interest-bearing deposits resulted from the continued run-off of time deposits assumed in the Acquisition. Average non-interest bearing liabilities increased by $159.2 million, primarily as a result of an increase in non-interest bearing demand deposits. Average equity increased by $242.7 million, primarily as a result of the IPO.

Investment Securities Available for Sale

Our investment strategy continues to focus on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate residential mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-securitized Real Estate Mortgage Investment Conduits, or “Re-Remics”, bank preferred stocks and asset-backed securities collateralized primarily by auto loans, credit card receivables, student loans and floor plan loans that, while somewhat less liquid, provide us with higher yields. A relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates.

The following tables show, as of June 30, 2011 and December 31, 2010, the amortized cost and fair value of investment securities available for sale and the breakdown of covered and non-covered Securities (in thousands):

	June 30, 2011
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,706,861	$23,783	$(295)	$1,730,349	$1,706,861	$1,730,349
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	519,406	8,658	(470)	527,594	519,406	527,594
Private label residential mortgage backed securities and CMO’s	177,242	52,971	(85)	230,128	120,941	2,266	(100)	123,107	298,183	353,235
Private label commercial mortgage backed securities	—	—	—	—	64,580	295	(97)	64,778	64,580	64,778
Non mortgage asset-backed securities	—	—	—	—	522,243	7,063	(808)	528,498	522,243	528,498
Mutual funds and preferred stocks	16,382	2,058	(629)	17,811	227,913	5,544	(700)	232,757	244,295	250,568
State and municipal obligations	—	—	—	—	24,036	202	(11)	24,227	24,036	24,227
Small Business Administration securities	—	—	—	—	281,912	730	(293)	282,349	281,912	282,349
Other debt securities	3,844	3,926	—	7,770	—	—	—	—	3,844	7,770
Total	$197,468	$58,955	$(714)	$255,709	$3,467,892	$48,541	$(2,774)	$3,513,659	$3,665,360	$3,769,368

	December 31, 2010
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910	$1,282,757	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	599,682	14,054	(1,105)	612,631	599,682	612,631
Private label residential mortgage backed securities and CMO’s	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630	320,096	382,920
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994	407,158	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018	136,489	138,535
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960	22,898	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891	62,831	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—	3,695	6,761
Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034	$2,835,606	$2,926,602

Covered securities include private label mortgage-backed securities and mortgage-backed security mutual funds, trust preferred collateralized debt obligations, Agency preferred stocks, and corporate securities covered under the non-residential Loss Sharing Agreement.  To date, the Company has not submitted any claims for reimbursement related to the covered securities.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of June 30, 2011.  Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities.  Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$189,721	1.90%	$583,436	1.99%	$572,394	2.65%	$384,798	1.68%	$1,730,349	2.13%
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	136,870	4.73%	307,916	3.59%	79,177	3.13%	3,631	2.69%	527,594	3.81%
Private label residential mortgage backed securities and CMO’s	83,513	5.66%	143,504	6.37%	58,669	7.90%	67,549	8.03%	353,235	6.77%
Private label commercial mortgage backed securities	—	0.00%	30,322	3.92%	34,456	3.88%	—	0.00%	64,778	3.90%
Non mortgage asset-backed securities	271,618	2.77%	159,347	3.01%	65,201	3.47%	32,332	3.24%	528,498	2.96%
State and municipal obligations	6,934	1.28%	13,839	1.66%	2,653	3.63%	801	0.04%	24,227	1.72%
Small Business Administration securities	56,453	1.72%	133,341	1.72%	64,294	1.69%	28,261	1.63%	282,349	1.71%
Other debt securities	—	0.00%	—	0.00%	—	0.00%	7,770	11.48%	7,770	11.48%
	$745,109	3.10%	$1,371,705	2.88%	$876,844	3.04%	$525,142	2.58%	$3,518,800	2.92%

Mutual funds and preferred stocks with no scheduled maturity									250,568	6.03%

Total investment securities available for sale									$3,769,368	3.13%

At June 30, 2011 the weighted average life of the mortgage-backed securities portfolio was 1.3 years and the effective duration of the portfolio was 4.1 years.

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

The carrying value of investment securities in an unrealized loss position totaled $568.8 million with unrealized losses of $3.5 million at June 30, 2011.  At December 31, 2010, the carrying value of investment securities in an unrealized loss position totaled $717.6 million with unrealized losses of $7.8 million.  At June 30, 2011, securities with a carrying value of $43.0 million and unrealized losses of $0.4 million had been in unrealized loss positions for 12 months or longer.  No securities had been in unrealized loss positions for 12 months or more at December 31, 2010.

No securities have been determined to be other-than-temporarily impaired as of June 30, 2011.  Approximately 89.2% of the securities purchased since the Acquisition are agency-backed or currently rated AAA. The timely repayment of principal and interest on the U.S. Government agency and sponsored enterprise mortgage-backed securities and U.S. Small Business Administration securities is either explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. We used third party developed credit and prepayment behavioral models incorporating CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions to perform projected cash flow analyses of the private label mortgage-backed securities and Re-Remics and non-mortgage asset backed securities. Based on the results of this analysis, no credit losses were projected. We do not intend to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis.

As a member institution of the Federal Home Loan Bank of Atlanta, BankUnited is required to own capital stock in the FHLB. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB; such repurchases have historically been at par. We monitor our investment in FHLB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of June 30, 2011, we had not identified any indicators of impairment of FHLB stock.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. At June 30, 2011 and December 31, 2010, respectively, 76.6% and 86.3% of total loans, net of discounts and deferred origination fees and costs, were covered loans. The following table shows the composition of the Company’s loan portfolio and the breakdown of the portfolio between covered ACI loans, covered non-ACI loans and non-covered loans at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011					December 31, 2010
	Covered Loans					Covered Loans
	Acquired Credit Impaired	Non-ACI	Non-Covered Loans	Total	Percent of Total	Acquired Credit Impaired	Non-ACI	Non-Covered Loans	Total	Percent of Total
Residential:
1-4 single family residential	$2,050,099	$135,970	$264,365	$2,450,434	63.4%	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	86,885	194,683	2,318	283,886	7.3%	98,599	206,797	2,255	307,651	7.7%
Total	2,136,984	330,653	266,683	2,734,320	70.7%	2,519,615	358,742	115,694	2,994,051	75.2%
Commercial:
Multi-family	64,964	4,627	51,949	121,540	3.1%	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	277,295	33,622	159,736	470,653	12.2%	299,068	33,938	118,857	451,863	11.4%
Construction	5,159	—	12,076	17,235	0.4%	8,267	—	8,582	16,849	0.4%
Land	37,435	167	4,174	41,776	1.1%	48,251	170	1,873	50,294	1.3%
Commercial and industrial	32,331	29,286	354,728	416,345	10.8%	49,731	30,139	256,420	336,290	8.4%
Lease financing	—	—	56,136	56,136	1.5%	—	—	10,166	10,166	0.3%
Total	417,184	67,702	638,799	1,123,685	29.1%	478,332	69,795	430,169	978,296	24.6%

Consumer	3,663	—	3,863	7,526	0.2%	4,403	—	3,056	7,459	0.2%
Total loans	2,557,831	398,355	909,345	3,865,531	100.0%	3,002,350	428,537	548,919	3,979,806	100.0%

Unearned discount and deferred fees and costs, net	—	(32,549)	(14,717)	(47,266)		—	(34,840)	(10,749)	(45,589)
Loans net of discount and deferred fees and costs	2,557,831	365,806	894,628	3,818,265		3,002,350	393,697	538,170	3,934,217
Allowance for loan losses	(29,976)	(16,123)	(10,540)	(56,639)		(39,925)	(12,284)	(6,151)	(58,360)

Loans, net	$2,527,855	$349,683	$884,088	$3,761,626		$2,962,425	$381,413	$532,019	$3,875,857

Residential Mortgages

Loans secured by residential real estate have consistently represented the majority of the total loan portfolio.  One-to-four single family residential mortgages totaled $2.5 billion, or 63.4%, of the portfolio and $2.7 billion, or 67.5%, of the portfolio at June 30, 2011 and December 31, 2010, respectively. The decline in this portfolio segment is primarily a result of the resolution of covered loans, including transfers to OREO.  Home equity loans and lines of credit totaled 7.3% and 7.7% of the loan portfolio at June 30, 2011 and December 31, 2010, respectively.  Substantially all of the home equity loans and lines of credit are covered loans.

The non-covered residential loan portfolio includes loans originated and purchased since the Acquisition. We currently originate residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. Newly originated residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We also purchase loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment of the non-agency mortgage market in Florida.  At June 30, 2011, $40.0 million, or

15.1%, of our non-covered one-to-four single family residential loans were originated loans and $224.4 million, or 84.9%, of our non-covered residential loans were purchased loans.

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

Commercial and commercial real estate loans and leases

The commercial and commercial real estate portfolio segments collectively comprise 70.2% of loans originated or purchased since the Acquisition as of June 30, 2011.

Commercial real estate loans include term loans secured by income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings and hotels as well as real estate secured lines of credit, and acquisition, development and construction loans. Commercial real estate loans typically have shorter repayment periods and reprice more frequently than 1-4 single family residential loans. The Company’s underwriting standards generally provide for loan terms of five years, with amortization schedules of no more than twenty-five years. Loan to value, or LTV, ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees of the principals as additional security for most commercial real estate loans.

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

Asset Quality

In discussing asset quality, a distinction must be made between covered loans and loans originated or purchased by us since the Acquisition, or non-covered loans. Non-covered loans were underwritten under significantly different and generally more conservative standards than the covered loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option adjustable rate mortgage, or option ARM, loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of covered loans is higher than that of the non-covered loans, our exposure to loss related to the covered loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.

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

Non-Covered Loans

Overall asset quality of the non-covered loan portfolio at June 30, 2011 is considered by management to be strong.

A key credit quality indicator for commercial real estate and commercial loans is internal risk rating. At June 30, 2011, 2.9% of non-covered commercial and commercial real estate loans were rated special mention or adversely classified. Forty-eight non-covered commercial and commercial real estate loans and leases aggregating $5.9 million were rated special mention and thirty-one non-covered commercial and commercial real estate loans and leases aggregating $12.7 million were classified substandard.  At December 31, 2010, twenty non-covered commercial and commercial real estate loans aggregating $9.0 million were rated special mention and twelve non-covered commercial and commercial real estate loans aggregating $5.9 million were classified substandard.

Loan performance, or delinquency status, is considered the most significant credit quality indicator for the residential, home equity and consumer portfolios.  At June 30, 2011, non-covered residential loans delinquent by less than 90 days totaled $2.2 million or 0.8% of the non-covered residential portfolio. There were no non-covered residential loans delinquent 90 days or more and no delinquencies in the non-covered home equity portfolio at June 30, 2011. There were no delinquencies in the non-covered residential mortgage or home equity loan portfolios at December 31, 2010.  Delinquent consumer loans in the non-covered portfolio were insignificant at June 30, 2011 and December 31, 2010.

The majority of our non-covered residential mortgage portfolio consists of purchased loans. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. In general, we purchase performing jumbo mortgage pools which have average FICO scores above 700, primarily are owner-occupied and full documentation and have a current LTV less than 80%.  At June 30, 2011, the purchased loan portfolio had the following characteristics: 59.3% were fixed rate loans, 87.4% were full documentation and had an average FICO score of 763 and average LTV of 68.2%. The majority of this portfolio was owner-occupied, with 94.1% primary residence and 5.9% second homes. In terms of vintage, 4.6% of the portfolio was originated pre 2007, 2.0% in 2007, 11.5% in 2008, 6.2% in 2009, 15.0% in 2010 and 60.7% in 2011.

Similarly, the originated loan portfolio had the following characteristics at June 30, 2011: 75.1% were fixed rate loans, 99.4% were full documentation and had an average FICO score of 771 and average LTV of 62.1%. The majority of this portfolio was owner-occupied, with 92.6% primary residence and 7.4% second home. In terms of vintage, 12.7% of the portfolio was originated in 2009 and 56.8% in 2010 and 30.5% in 2011.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At June 30, 2011, ACI loans totaled $2.6 billion and non-ACI loans, net of unearned discounts and deferred fees and costs, totaled $365.8 million. Covered 1-4 single family residential loans were placed into homogenous pools at Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. At Acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at Acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at Acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any material changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold may be revised as we gain greater experience. Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

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

1-4 single family residential non-ACI loans had an aggregate UPB of $212.8 million as of May 21, 2009. As of June 30, 2011, 36.1% of the UPB had been repaid, demonstrating the intent and ability of borrowers in this group to satisfy their mortgage obligations.  At June 30, 2011, $9.5 million or 8.8% of the 1-4 single family residential non-ACI portfolio was delinquent by 60 days or more. At June 30, 2011, $500.4 million or 24.4% of ACI 1-4 single family residential loans were contractually delinquent by 60 days or more. However, future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements with the FDIC.

Covered home equity loans and lines of credit had a carrying amount of $277.5 million at June 30, 2011, including ACI loans of $86.9 million and non-ACI loans of $190.6 million. At June 30, 2011, $10.5 million or 5.5% of non-ACI and $16.5 million or 19.0% of ACI home equity loans and lines of credit were 60 days or more contractually delinquent.  Losses related to these loans are significantly mitigated by the Loss Sharing Agreements.

Ongoing asset quality of significant commercial and commercial real estate loans is monitored on an individual basis through the Company’s regular credit review and risk rating process.  At June 30, 2011, non-ACI commercial and commercial real estate loans had a carrying value of $66.2 million, of which $3.9 million were rated special mention, $7.4 million were rated substandard and one relationship with a carrying value of $9.3 million was rated doubtful.  At December 31, 2010, loans with a carrying value totaling $12.7 million were rated special mention and loans with a carrying value totaling $8.7 million were rated substandard.  At June 30, 2011, ACI commercial and commercial real estate loans had a carrying value of $417.2 million of which $50.5 million were rated special mention, $174.6 million were rated substandard and $0.5 million were rated doubtful.  The Company’s exposure to future losses related to these loans is mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

As of June 30, 2011, substantially all of our non-performing assets are covered assets.

Non-performing assets consist of (i) non-accrual loans, (ii) accruing loans that are more than 90 days contractually past due, excluding ACI loans, (iii) loans that are the subject of a troubled debt restructuring, excluding ACI loans accounted for in pools and (iv) OREO. Impaired loans also include ACI loans or pools for which expected cash flows have been revised downward since Acquisition. Because of discount accretion, these loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets.

The following table summarizes the Company’s impaired loans and other non-performing assets at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Nonaccrual loans
Residential loans:
1-4 single family residential	$9,405	$9,585
Home equity loans and lines of credit	9,587	10,817
Total residential loans	18,992	20,402
Commercial:
Multi-family	32	200
Commercial real estate	516	75
Construction	3	—
Land	332	—
Commercial loans and leases	13,828	5,106
Total commercial loans	14,711	5,381
Total nonaccrual loans	33,703	25,783
Non-covered and Non-ACI loans 90 days or more past due still accruing	142	—
Total non-performing loans	33,845	25,783
Other real estate owned	141,723	206,680
Total non-performing assets	175,568	232,463
Impaired ACI loans on accrual status	203,938	262,130
Total impaired loans and non-performing assets	$379,506	$494,593

Non-performing loans to total loans(1)	0.89%	0.66%
Non-performing assets to total assets	1.62%	2.14%
Allowance for loan losses to total loans(1)	1.48%	1.48%
Allowance for loan losses to non-performing loans	167.35%	226.35%
Net charge-offs to average loans	0.55%	0.37%

(1)                                 Total loans for purposes of calculating these ratios is net of unearned discounts and deferred fees and costs.

Contractually delinquent ACI loans are not reflected as nonaccrual loans because discount continues to be accreted.  Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days or in foreclosure but still accruing was $541.7 million and $717.7 million at June 30, 2011 and December 31, 2010, respectively.  The decrease in the carrying value of these loans is attributable to loan resolutions, including foreclosures, as well as improvements in our roll rates.

At June 30, 2011 and December 31, 2010, 89.4% and 87.6% of non-performing loans were covered loans, respectively.  All of our OREO properties were covered under the Loss Sharing Agreements at June 30, 2011 and December 31, 2010.  The increase in non-performing loans at June 30, 2011 as compared to December 31, 2010 is attributable primarily to one non-ACI relationship.

As of June 30, 2011 and December 31, 2010, there were five and three commercial ACI relationships with aggregate carrying amounts of $4.1 million and $2.4 million, respectively that were the subject of troubled debt restructurings.  These loans are included in impaired ACI loans on accrual status in the table above. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not considered troubled debt restructurings and are not separated from their respective pools when modified. There were no non-ACI loans or non-Covered Loans that were the subject of troubled debt restructurings at June 30, 2011 or December 31, 2010.

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

Loss Mitigation Strategies

Although our exposure to loss on covered assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We have increased the quality and experience level of our workout and recovery and mortgage servicing departments. We evaluate each ACI loan to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”) for eligible borrowers in the residential ACI portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of June 30, 2011, 8,754 borrowers had been counseled regarding their participation in HAMP; 6,165 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of June 30, 2011, 1,570 borrowers who did not elect to participate in the program had been sent termination letters and 1,282 borrowers had been denied due to ineligibility. At June 30, 2011, there were 2,629 permanent loan modifications and 152 active trial modifications.

Other Real Estate Owned

All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the quarters and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$182,482	$149,788	$206,680	$120,110
Transfers from loan portfolio	93,862	96,894	205,544	164,463
(Decrease) increase from resolution of covered loans	(11,025)	3,393	(17,617)	9,270
Sales	(115,409)	(81,790)	(235,098)	(124,720)
Impairment	(8,187)	(5,063)	(17,786)	(5,901)
Balance, end of period	$141,723	$163,222	$141,723	$163,222

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

Non-Covered and non-ACI Loans

Based on an analysis of historical performance of the non-ACI residential mortgage and home equity portfolio, OREO and short sale losses and recent trending data, we have concluded that changes in LTV ratios and FICO scores are the leading indicators of performance for this portfolio. The non-ACI residential mortgage portfolio has therefore been divided into homogenous groups based on LTV and FICO score for purposes of calculating the allowance for loan losses. Calculated frequency of roll to loss and severity percentages are applied to the dollar value of loans in each group to calculate an overall loss allowance. FICO scores are refreshed quarterly and LTV ratios are updated using the Case-Shiller quarterly MSA Home Price Index to adjust the original appraised value of the underlying collateral. Frequency is calculated for each pool using a four month roll to loss percentage, based on the assumption that if an event has occurred with a borrower that will ultimately result in a loss, this will manifest itself as a loan in default and in process of foreclosure within four months. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio.

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

The allowance for non-covered and non-ACI commercial loans is based primarily on the Bank’s internal credit risk rating system, the OTS Charge-Off Rates, and management’s assessment of portfolio risk characteristics. The allowance is comprised of specific reserves for significant and classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and smaller balance and non-classified loans. For all commercial and commercial real estate exposures on non-accrual status or graded substandard or doubtful with committed credit facilities greater than or equal to $500,000, a quarterly net realizable value analysis is prepared by the credit, workout and recovery and loan review departments. This analysis forms the basis for specific reserves. Since the originated portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI portfolio has limited delinquency statistics, we currently use the OTS Charge-Off Rates and management’s assessment of risk characteristics by portfolio segment in determining the appropriate general reserve percentages. We believe that loans rated special mention or substandard that are not determined to be individually impaired exhibit characteristics indicative of a heightened level of credit risk. Management may therefore augment general reserve percentages for loans in these categories.

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

For non-ACI loans, the allowance is initially calculated based on unpaid principal balance, or UPB. The total of UPB, less the calculated allowance, is then compared to the carrying amount of the loans. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any such increase in the allowance for non-ACI loans will result in a corresponding increase in the FDIC indemnification asset. For the three months and six months ended June 30, 2011, we recorded provisions for non-ACI loans of

$0.1 million and $6.3 million, respectively, and for the three months and six months ended June 30, 2010, we recorded provisions for non-ACI loans of $8.7 million and $11.7 million, respectively.  The majority of the provision for non-ACI loans recorded during the six months ended June 30, 2011 related to one credit relationship.

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

We recorded recoveries of the provision for loan losses related to ACI loans of $(6.6) million and $(2.7) million for the three months and six months ended June 30, 2011 and $8.0 million and $12.7 million for the three months and six months ended June 30, 2010, respectively.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for period from December 31, 2010 through June 30, 2011 (in thousands):

	Covered Loans		Non-
	ACI Loans	Non-ACI Loans	Covered Loans	Total

Balance at December 31, 2010	$39,925	$12,284	$6,151	$58,360

Provision for loan losses:
1-4 single family residential	—	314	163	477
Home equity loans and lines of credit	(14,799)	470	—	(14,329)
Multi-family	(2,898)	(49)	268	(2,679)
Commercial real estate	10,142	512	832	11,486
Construction	503	(1)	124	626
Land	4,653	—	162	4,815
Commercial loans and leases	(320)	5,047	3,456	8,183
Consumer	—	—	(15)	(15)
Total Provision	(2,719)	6,293	4,990	8,564

Charge-offs:
1-4 single family residential	—	(459)	—	(459)
Home equity loans and lines of credit	—	(1,175)	—	(1,175)
Multi-family	(111)	—	—	(111)
Commercial real estate	(1,749)	(475)	—	(2,224)
Construction	(353)	—	—	(353)
Land	(5,717)	—	—	(5,717)
Commercial loans and leases	(512)	(359)	(615)	(1,486)
Total Charge-offs	(8,442)	(2,468)	(615)	(11,525)

Recoveries:
1-4 single family residential	—	—	—	—
Home equity loans and lines of credit	—	14	—	14
Multi-family	565	—	—	565
Commercial real estate	16	—	—	16
Construction	319	—	—	319
Land	306	—	—	306
Commercial loans and leases	6	—	14	20
Total Recoveries	1,212	14	14	1,240

Balance at June 30, 2011	$29,976	$16,123	$10,540	$56,639

The following table shows the distribution of the allowance for loan losses, broken out between covered and non-covered loans, as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	At June 30, 2011					At December 31, 2010
	Covered		Non-			Covered		Non-
	ACI	Non-ACI	Covered	Total	% (1)	ACI	Non-ACI	Covered	Total	% (1)
Residential loans:
1-4 single family residential	$—	$616	$331	$947	63.4%	$—	$761	$168	$929	67.5%
Home equity loans and lines of credit	3,689	8,538	3	12,230	7.3%	18,488	9,229	3	27,720	7.7%
Total residential loans	3,689	9,154	334	13,177	70.7%	18,488	9,990	171	28,649	75.2%
Commercial:
Multi-family	3,257	584	1,040	4,881	3.1%	5,701	633	772	7,106	2.8%
Commercial real estate	14,204	455	2,021	16,680	12.2%	5,795	418	1,189	7,402	11.4%
Construction	1,486	—	242	1,728	0.4%	1,017	1	118	1,136	0.4%
Land	3,116	26	264	3,406	1.1%	3,874	26	102	4,002	1.3%
Commercial loans and leases	4,224	5,904	6,599	16,727	12.3%	5,050	1,216	3,744	10,010	8.7%
Total commercial loans	26,287	6,969	10,166	43,422	29.1%	21,437	2,294	5,925	29,656	24.6%
Consumer	—	—	40	40	0.2%	—	—	55	55	0.2%
Total allowance for loan losses	$29,976	$16,123	$10,540	$56,639	100.0%	$39,925	$12,284	$6,151	$58,360	100.0%

(1)                                     Represents percentage of loans receivable in each category to total loans receivable.

The most significant components of the change in the allowance for loan losses at June 30, 2011 as compared to December 31, 2010, include:

•                  A recovery of the provision for losses related to ACI home equity lines of credit of $14.8 million resulting from an improvement in the performance of and expected cash flows from this portfolio;

•                  A $12.4 million provision related to non-residential real estate ACI loans, also resulting from the re-evaluation of expected cash flows from the covered ACI loans;

•                  A $5.2 million increase in specific reserves related to one commercial relationship in the covered non-ACI portfolio;

•                  A provision of $5.0 million for non-covered loans, the majority of which related to the non-covered commercial portfolio and corresponded to growth in this portfolio segment.

Funding Sources

Deposits are our primary funding source, supplemented by FHLB advances. We continue to work towards optimizing our deposit mix and lowering our cost of deposits by reducing rate sensitive time deposits. At June 30, 2011 approximately 36.1% of total deposits were concentrated in time deposits, with consumer core deposits accounting for 46.6% of total deposits and commercial core deposits accounting for 17.3% of total deposits. At December 31, 2010, time deposits accounted for 44.5% of total deposits while consumer core deposits represented 43.0% of the total and commercial core deposits represented 12.5% of total deposits.  We anticipate that commercial core deposits will drive core deposit growth and comprise an increasing percentage of our deposit base in the future.

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

Deposits

The following table presents information about our deposits for the three months and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$619,052	0.00%	$419,064	0.00%	$572,595	0.00%	$382,117	0.00%
Interest bearing	372,060	0.67%	247,812	0.75%	361,002	0.66%	233,580	0.79%
Money market	2,002,792	0.89%	1,598,067	1.24%	1,994,471	0.90%	1,540,765	1.34%
Savings	1,245,561	0.83%	1,196,279	1.21%	1,255,936	0.85%	1,187,445	1.34%
Time	2,546,673	1.79%	4,126,542	1.91%	2,719,296	1.77%	4,261,996	1.79%
Total	$6,786,138	1.12%	$7,587,764	1.51%	$6,903,300	1.15%	$7,605,903	1.51%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2011 (dollars in thousands):

At June 30, 2011
Three months or less	$240,194
Over three through six months	221,209
Over six through twelve months	189,377
Over twelve months	366,070
Total	$1,016,850

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase, as of and for the quarters and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Maximum outstanding at any month-end	$2,165	$17,459	$2,165	$17,459
Balance outstanding at end of period	2,165	1,606	2,165	1,606
Average outstanding during the period	3,785	9,955	2,045	12,512
Average interest rate during the period	0.42%	0.40%	0.49%	0.77%
Average interest rate at end of period	0.50%	0.04%	0.50%	0.04%

The Company also utilizes FHLB advances to finance its operations.  The contractual balance of FHLB advances outstanding at June 30, 2011 totaled $2.2 billion, with $1.1 billion, $565.0 million, $505.0 million and $0.4 million maturing in 2012, 2013, 2014 and 2015, respectively.

Liquidity and Capital Resources

Stockholders’ equity has been impacted primarily by proceeds from the IPO, the retention of earnings, the payment of dividends and to a lesser extent, changes in the unrealized gains, net of taxes, on investment securities available for sale, changes in unrealized losses, net of taxes, on cash flow hedges. Stockholders’ equity increased $223.2 million, or 17.8%, to $1.5 billion at June 30, 2011 from $1.3 billion at December 31, 2010, due primarily to proceeds from the IPO, the retention of earnings exclusive of $116.8 million in stock based compensation that resulted in a credit to paid-in capital and therefore did not negatively impact the Company’s capital position, and the reclassification of $45.0 million in equity based instruments previously classified as liabilities, offset by $28.4 million in dividends.

The OTS and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2011 and December 31, 2010, BankUnited had capital levels that exceeded the well-capitalized guidelines. In addition, a condition of approval of BankUnited’s application for Federal Deposit Insurance requires BankUnited to maintain a tier 1 leverage ratio at no less than eight percent throughout the first three years of operation. To date, BankUnited has exceeded that requirement.  The Bank’s capital ratios as of June 30, 2011 are presented in the table below (dollars in thousands):

	June 30, 2011
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount

Tier 1 leverage ratio	10.79%	$1,138,778	8.00%	$844,521	8.00%	$844,521
Tier 1 risk-based capital ratio	40.62%	$1,138,778	6.00%	$168,222	4.00%	$112,148
Total risk based capital ratio	41.50%	$1,163,523	10.00%	$280,370	8.00%	$224,296

The Company’s tangible common equity to tangible assets ratio was 13.06% at June 30, 2011 and 10.97% at December 31, 2010 (see the section entitled “Non-GAAP Financial Measure” below).

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, the Bank has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of available for sale securities. The Company’s ALCO policy has established several measures of liquidity, including liquid assets (defined as cash and cash equivalents, and pledgeable securities) to total assets. The Company’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At June 30, 2011, the Company’s liquid assets divided by total assets was 12.91%.

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

The Company’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a plus 100, plus 200, and plus 300 basis point change (with rates increasing 25 basis points per month until the applicable limit is reached) as well as a modified flat scenario incorporating a flattened yield curve. We did not simulate a decrease in interest rates at June 30, 2011 due to the extremely low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the plus 200 basis point scenario is within 10% of forecasted net interest income in the most likely rate scenario over the next twelve months and within 12% in the second year. At June 30, 2011, the impact on projected net interest income in a plus 200 basis point scenario is 2.41% in the first twelve months and 9.46% in the second year.

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

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of June 30, 2011 (in thousands):

	Commitments
	Covered	Not Covered	Total
Commitments to fund loans	$—	$163,499	$163,499
Unfunded commitments under lines of credit	156,844	309,476	466,320
Commercial and standby letters of credit	—	10,063	10,063
Total	$156,844	$483,038	$639,882

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2011, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at June 30, 2011 was $49.2 million.

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2010 Annual Report on Form 10-K.

Non-GAAP Financial Measure

Tangible common equity to tangible assets is a non-GAAP financial measure. For purposes of computing tangible common equity to tangible assets, tangible common equity is calculated as common stockholder’s equity less goodwill and other intangible assets, net, and tangible assets is calculated as total assets less goodwill and other intangible assets, net. Tangible common equity to tangible assets should not be viewed as a substitute for total stockholders’ equity to total assets. The most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See the reconciliation below (in thousands):

	June 30,	December 31,
	2011	2010

Total stockholders’ equity	$1,476,673	$1,253,508
Less: goodwill and other intangible assets, net	68,835	69,011
Tangible common stockholders’ equity	$1,407,838	$1,184,497

Total assets	$10,846,659	$10,869,560
Less: goodwill and other intangible assets, net	68,835	69,011
Tangible Assets	$10,777,824	$10,800,549

Equity to assets	13.61%	11.53%

Tangible common equity to tangible assets	13.06%	10.97%

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

Item 4.   Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   (Removed and Reserved)

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibit Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of August 2011.

/s/ John A. Kanas
John A. Kanas
Chairman, President and Chief Executive Officer

/s/ Douglas J. Pauls
Douglas J. Pauls
Chief Financial Officer

EXHIBIT INDEX

Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.