Form 10-Q
period 2011-09-30
BankUnited, Inc.
filed 2011-11-14
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 10, 2011
Common Stock, $0.01 Par Value	97,283,922 Shares

BankUnited, Inc.

Form 10-Q

For the Quarter Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks:
Non-interest bearing	$31,950	$44,860
Interest bearing	12,990	12,523
Due from Federal Reserve Bank	336,700	502,828
Federal funds sold	3,446	4,563
Cash and cash equivalents	385,086	564,774
Investment securities available for sale, at fair value (including covered securities of $242,292 and $263,568)	3,893,076	2,926,602
Federal Home Loan Bank stock	165,547	217,408
Loans held for sale	2,142	2,659
Loans (including covered loans of $2,743,887 and $3,396,047)	4,015,074	3,934,217
Allowance for loan losses	(55,058)	(58,360)
Loans, net	3,960,016	3,875,857

FDIC indemnification asset	2,107,605	2,667,401
Bank owned life insurance	175,089	207,061
Other real estate owned, covered by loss sharing agreements	124,990	206,680
Income tax receivable	6,296	10,862
Goodwill and other intangible assets	68,751	69,011
Other assets	125,422	121,245

Total assets	$11,014,020	$10,869,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$645,695	$494,499
Interest bearing	394,502	349,985
Savings and money market	3,487,959	3,134,884
Time	2,420,256	3,184,360
Total deposits	6,948,412	7,163,728

Securities sold under agreements to repurchase	284	492
Federal Home Loan Bank advances	2,240,937	2,255,200
Deferred tax liability, net	31,245	4,618
Advance payments by borrowers for taxes and insurance	47,732	22,563
Other liabilities	244,504	169,451

Total liabilities	9,513,114	9,616,052

Commitments and contingencies

Stockholders’ equity:
Common Stock, par value $0.01 per share 400,000,000 and 110,000,000 shares authorized; 97,282,905 and 92,971,850 shares issued and outstanding	973	930
Paid-in capital	1,230,819	950,831
Retained earnings	249,124	269,781
Accumulated other comprehensive income	19,990	31,966
Total stockholders’ equity	1,500,906	1,253,508

Total liabilities and stockholders’ equity	$11,014,020	$10,869,560

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$133,649	$108,422	$370,543	$320,092
Interest and dividends on investment securities available for sale	28,984	32,255	90,770	93,382
Other	522	697	2,145	1,485

Total interest income	163,155	141,374	463,458	414,959

Interest expense:
Interest on deposits	18,437	26,717	57,767	83,631
Interest on borrowings	15,920	15,869	47,244	43,864

Total interest expense	34,357	42,586	105,011	127,495

Net interest income before provision for loan losses	128,798	98,788	358,447	287,464
Provision for loan losses	1,252	19,066	9,816	45,157

Net interest income after provision for loan losses	127,546	79,722	348,631	242,307

Non-interest income:
Accretion of discount on FDIC indemnification asset	10,804	25,755	45,247	116,915
Income from resolution of covered assets, net	4,702	17,787	7,068	112,777
Net gain (loss) on indemnification asset	(777)	5,053	36,857	(44,932)
FDIC reimbursement of costs of resolution of covered assets	5,859	8,078	24,600	22,393
Service charges	2,730	2,674	8,062	7,894
Gain (loss) on sale or exchange of investment securities available for sale	1,112	518	1,215	(2,292)
Mortgage insurance income	4,143	7,040	12,228	12,097
Investment services income	1,645	1,717	6,160	4,421
Other non-interest income	2,537	2,693	8,438	8,247

Total non-interest income	32,755	71,315	149,875	237,520

Non-interest expense:
Employee compensation and benefits	41,350	36,830	232,020	100,334
Occupancy and equipment	9,879	6,502	26,275	20,144
Impairment of other real estate owned	4,037	6,263	21,823	12,164
Foreclosure expense	3,859	7,616	14,386	26,991
(Gain) loss on sale of other real estate owned	2,865	897	27,339	(2,270)
Other real estate owned expense	2,188	4,287	9,120	13,173
Change in value of FDIC warrant	—	1,297	—	4,502
Deposit insurance expense	134	3,469	6,652	10,420
Professional fees	5,468	4,407	12,204	9,069
Telecommunications and data processing	2,951	3,036	9,817	8,772
Other non-interest expense	7,021	5,309	20,344	16,749

Total non-interest expense	79,752	79,913	379,980	220,048

Income before income taxes	80,549	71,124	118,526	259,779
Provision for income taxes	34,996	26,085	96,638	102,857

Net income	$45,553	$45,039	$21,888	$156,922

Earnings per common share, basic (see Note 13)	$0.45	$0.48	$0.21	$1.69

Earnings per common share, diluted (see Note 13)	$0.45	$0.48	$0.20	$1.69

Cash dividends declared per common share	$0.14	$0.15	$0.42	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,888	$156,922
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(351,509)	(336,219)
Amortization of fees, discounts and premiums, net	(3,116)	(24,591)
Provision for loan losses	9,816	45,157
Accretion of discount on FDIC indemnification asset	(45,247)	(116,915)
Income from resolution of covered assets	(7,068)	(112,777)
Net (gain) loss on indemnification asset	(36,857)	44,932
Net gain on sale of loans	(403)	—
Increase in cash surrender value of bank owned life insurance	(2,887)	(3,836)
Income from life insurance proceeds	—	(544)
(Gain) loss on sale or exchange of investment securities available for sale	(1,215)	2,292
(Gain) loss on sale of other real estate owned	27,339	(2,270)
Loss on disposal of premises and equipment	11	316
Stock-based compensation	135,744	873
Change in fair value of equity instruments classified as liabilities	—	24,490
Depreciation and amortization	5,333	1,765
Impairment of other real estate owned	21,823	12,164
Deferred income taxes	34,368	38,884
Proceeds from sale of loans held for sale	22,095	—
Loans originated for sale, net of repayments	(21,175)	(534)
Realized tax benefits from equity based compensation	(433)	—
Other:
(Increase) decrease in other assets	991	(46,811)
Increase (decrease) in other liabilities	7,369	(76,845)
Net cash used in operating activities	(183,133)	(393,547)

Cash flows from investing activities:
Decrease in due to FDIC	—	(2,950)
Purchase of investment securities available for sale	(1,452,980)	(1,331,883)
Proceeds from repayments of investment securities available for sale	407,595	494,324
Proceeds from sale of investment securities available for sale	199,843	67,867
Maturities and calls of investment securities available for sale	162	10,000
Purchases of loans	(254,732)	(23,718)
Loan repayments and resolutions, net of originations	251,691	618,061
Proceeds from redemption of Federal Home Loan Bank stock	51,861	17,432
Decrease in FDIC indemnification asset for claims filed	641,900	628,089
Purchase of bank owned life insurance	(22,016)	—
Bank owned life insurance proceeds	77,721	717
Purchase of office properties and equipment, net	(26,651)	(20,979)
Proceeds from sale of other real estate owned	282,836	197,173
Net cash provided by investing activities	157,230	654,133

(Continued)

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Net decrease in deposits	(208,941)	(347,989)
Additions to Federal Home Loan Bank advances	—	605,000
Repayments of Federal Home Loan Bank advances	—	(405,000)
Net decrease in securities sold under agreements to repurchase	(208)	(2,586)
Settlement of FDIC warrant liability	(25,000)	—
Increase in advances from borrowers for taxes and insurance	22,955	25,860
Issuance of common stock	98,620	2,500
Dividends paid	(41,914)	—
Realized tax benefits from equity based compensation	433	—
Exercise of stock options	270	—
Net cash used in financing activities	(153,785)	(122,215)
Increase (decrease) in cash and cash equivalents	(179,688)	138,371
Cash and cash equivalents, beginning of period	564,774	356,215
Cash and cash equivalents, end of period	$385,086	$494,586

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$125,461	$168,200
Income taxes paid	$30,626	$197,166

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$273,345	$283,220
Dividends declared	$14,631	$14,000
Unsettled securities trades	$112,731	$—
Reclassification of PIU liability to equity	$44,964	$—
Rescission of surrender of bank owned life insurance	$20,846	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY AND COMPREHENSIVE INCOME -UNAUDITED

(Dollars in thousands)

	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2010	$930	$950,831	$269,781	$31,966	$1,253,508

Comprehensive income:
Net income	—	—	21,888	—	21,888
Other comprehensive income (loss):
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $(2,303)	—	—	—	3,688	3,688
Reclassification adjustment for realized gains on investment securities available for sale, net of taxes of $468	—	—	—	(747)	(747)
Unrealized losses on cash flow hedges, net of taxes of $(9,368)	—	—	—	(14,917)	(14,917)
Total comprehensive income			21,888	(11,976)	9,912
Proceeds from issuance of common stock, net of direct costs of $3,979	42	98,578	—	—	98,620
Dividends	—	—	(42,545)	—	(42,545)
Reclassification of PIU liability to equity	—	44,964	—	—	44,964
Stock based compensation	1	135,743	—	—	135,744
Proceeds from exercise of stock options	—	270	—	—	270
Tax benefits from dividend equivalents and stock options	––	433	––	––	433
Balance at September 30, 2011	$973	$1,230,819	$249,124	$19,990	$1,500,906

Balance at December 31, 2009	$928	$947,032	$119,046	$27,254	$1,094,260

Comprehensive income:
Net income	—	—	156,922	—	156,922
Other comprehensive income:
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $23,511	—	—	—	37,437	37,437
Reclassification adjustment for realized losses on investment securities available for sale, net of taxes of $884	—	—	—	1,408	1,408
Unrealized losses on cash flow hedges, net of taxes of $22,964	—	—	—	(36,561)	(36,561)
Total comprehensive income			156,922	2,284	159,206
Capital contribution	2	2,498	—	—	2,500
Dividends	—	—	(14,000)	—	(14,000)
Stock based compensation	—	873	—	—	873

Balance at September 30, 2010	$930	$950,403	$261,968	$29,538	$1,242,839

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

Note 1   Basis of Presentation

BankUnited, Inc. (“BankUnited, Inc.” or “BKU”) is the holding company for BankUnited (“BankUnited” or the “Bank”), a federally chartered, federally insured savings association headquartered in Miami Lakes, Florida. On May 21, 2009, BankUnited was granted a savings association charter and the newly formed bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation (“FDIC”) in a transaction referred to as the “Acquisition”.  In connection with the Acquisition, the Bank entered into Loss Sharing Agreements with the FDIC (“Loss Sharing Agreements”) that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and other real estate owned (“OREO”), collectively referred to as the “covered assets”.  Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses of up to $4.0 billion, and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

BankUnited, Inc.’s wholly owned subsidiaries include BankUnited and BankUnited Investment Services, Inc. (collectively the “Company”). BankUnited provides a full range of banking and related services to individual and corporate customers through 85 branch offices located in 13 Florida counties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected in future periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities. Management has made significant estimates in certain areas, such as the allowance for loan losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the valuation of other real estate owned (“OREO”), the valuation of deferred tax assets, the evaluation of investment securities for other than-temporary impairment and the fair values of financial instruments.  Actual results could differ from these estimates.

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 2    Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  This update clarifies existing guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring, including clarification of a creditor’s evaluation of whether it has granted a concession and of whether a debtor is experiencing financial difficulties.  The Company adopted this update during the quarter ending September 30, 2011.  Adoption of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

September 30, 2011

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment.” This update simplifies how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company is required to adopt this update for fiscal years beginning after December 15, 2011.  Management does not anticipate that adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

Note 4   Investment Securities Available for Sale

Investment securities available for sale at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,822,470	$31,435	$(441)	$1,853,464
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	484,928	9,022	(268)	493,682
Private label residential mortgage backed securities and CMO’s	170,951	48,324	(278)	218,997	185,473	1,921	(131)	187,263
Private label commercial mortgage backed securities	—	—	—	—	157,553	1,697	—	159,250
Non mortgage asset-backed securities	—	—	—	—	418,001	4,963	(1,191)	421,773
Mutual funds and preferred stocks	16,382	949	(461)	16,870	235,689	1,408	(5,795)	231,302
State and municipal obligations	—	—	—	—	24,851	259	(6)	25,104
Small Business Administration securities	—	—	—	—	277,166	1,788	(8)	278,946
Other debt securities	3,860	2,565	—	6,425	—	—	—	—
Total	$191,193	$51,838	$(739)	$242,292	$3,606,131	$52,493	$(7,840)	$3,650,784

	December 31, 2010
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage backed securities and CMO’s	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—
Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

At September 30, 2011, maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities are shown below (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$701,546	$723,524
Due after one year through five years	1,721,541	1,766,155
Due after five years through ten years	879,137	900,132
Due after ten years	243,029	255,093
Mutual funds and preferred stocks with no stated maturity	252,071	248,172

Total	$3,797,324	$3,893,076

The following table provides information about gains and losses on the sale and exchange of investment securities available for sale for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Proceeds from sale of investment securities available for sale	$130,496	$54,070	$199,843	$67,867

Gross realized gains	$1,114	$519	$1,220	$565
Gross realized losses	(2)	(1)	(5)	(46)
Loss on exchange of securities	—	—	—	(2,811)
Net realized gain (loss)	$1,112	$518	$1,215	$(2,292)

During the nine months ended September 30, 2010, the Company exchanged certain non-covered trust preferred securities for preferred stock of the same issuer to achieve higher returns and more favorable tax treatment. Based on the market value of the trust preferred securities at the time of the exchange, the Company recognized a gross realized loss of $2.8 million.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank, totaled $1.0 billion and $496.5 million at September 30, 2011 and December 31, 2010, respectively.

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeds fair value for investment securities that are in unrealized loss positions at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions.  At December 31, 2010, all of the securities in unrealized loss positions had been in continuous unrealized loss positions for less than twelve months (in thousands):

	September 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage backed securities	$127,475	$(354)	$62,441	$(87)	$189,916	$(441)
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	14,436	(43)	20,325	(225)	34,761	(268)
Private label residential mortgage backed securities and CMO’s	76,147	(245)	7,031	(164)	83,178	(409)
Non mortgage asset-backed securities	114,782	(1,094)	20,376	(97)	135,158	(1,191)
Mutual funds and preferred stocks	168,875	(5,795)	14,982	(461)	183,857	(6,256)
State and municipal obligations	2,108	(6)	—	—	2,108	(6)
Small Business Administration securities	9,272	(8)	—	—	9,272	(8)
Total	$513,095	$(7,545)	$125,155	$(1,034)	$638,250	$(8,579)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

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

None of the securities in unrealized loss positions at September 30, 2011 and December 31, 2010 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At September 30, 2011, fifty-nine securities were in unrealized loss positions. The amount of impairment related to fifteen of these securities was considered insignificant, totaling approximately $57,000 and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise mortgage backed securities:

At September 30, 2011, six U.S. Government agency and sponsored enterprise mortgage backed securities were in unrealized loss positions. Two of these securities have been in unrealized loss positions for twelve months. The remaining four securities have been in unrealized loss positions for less than twelve months.  The amount of impairment of each of the individual securities is less than 1% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

Private label mortgage backed securities and CMO’s and Re-Remics:

At September 30, 2011, seven private label mortgage-backed securities and Re-Remics were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of September 30, 2011. One of these securities has been in an unrealized loss position for sixteen months; the amount of impairment of this security is approximately 1% of amortized cost.  Two securities have been in continuous unrealized loss positions for twelve months, with impairment totaling approximately $164,000.  The

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

remaining securities have been in unrealized loss positions for three months or less.  Given the generally limited duration of impairment, the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Non-mortgage asset backed securities:

At September 30, 2011, ten non-mortgage asset backed securities were in unrealized loss positions. One of these securities has been in an unrealized loss position for thirteen months. The remaining securities had been in continuous unrealized loss positions for six months or less at September 30, 2011.  The amount of impairment was less than 2% of amortized cost basis for each of the securities. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of September 30, 2011. Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Mutual funds:

At September 30, 2011, one mutual fund investment was in an unrealized loss position and had been in a continuous unrealized loss position for thirteen months. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government. Impairment has been driven primarily by intermediate term interest rates and lack of liquidity in the market for the security.  The unrealized loss related to this security declined by 27% during the three months ending September 30, 2011 from approximately $629,000 to approximately $461,000, representing approximately 3% of amortized cost.  Given the recent trend toward recovery in value of this security, the limited severity of impairment and the nature of the underlying holding of the fund, impairment is considered to be temporary.

Preferred stocks:

At September 30, 2011, twenty positions in financial institution preferred stocks were in unrealized loss positions.  These investments have been in continuous unrealized loss positions for five months or less at September 30, 2011.  All of the preferred stock holdings are investment grade; the issuing institutions are well capitalized and reporting positive earnings. Given the limited duration of impairment, management’s evaluation of the financial condition of the preferred stock issuers and the rating of these investments, these impairments are considered to be temporary.

Note 5   Loans and Allowance for Loan Losses

A significant portion of the Company’s loan portfolio consists of loans acquired in the Acquisition. Substantially all of these loans are covered under BankUnited’s Loss Sharing Agreements (the “covered loans”).  Loans originated or purchased since the Acquisition (“new loans”) are not covered by the Loss Sharing Agreements. Covered loans may be further segregated between those acquired with evidence of deterioration in credit quality since origination (“Acquired Credit Impaired” or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans).

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

At September 30, 2011 and December 31, 2010, loans consisted of the following (dollars in thousands):

	September 30, 2011
	Covered Loans		Non-Covered Loans
	ACI	Non-ACI	ACI	New Loans	Total	Percent of Total
Residential:
1-4 single family residential	$1,923,584	$131,167	$—	$363,542	$2,418,293	59.4%
Home equity loans and lines of credit	80,964	191,010	—	2,337	274,311	6.7%
Total	2,004,548	322,177	—	365,879	2,692,604	66.1%
Commercial:
Multi-family	62,995	4,588	—	52,849	120,432	3.0%
Commercial real estate	247,994	33,844	3,882	225,184	510,904	12.6%
Construction	5,416	—	—	17,316	22,732	0.6%
Land	33,005	165	—	3,637	36,807	0.9%
Commercial loans and leases	28,643	28,851	—	618,572	676,066	16.6%
Total	378,053	67,448	3,882	917,558	1,366,941	33.7%
Consumer:	3,033	—	—	4,047	7,080	0.2%
Total loans	2,385,634	389,625	3,882	1,287,484	4,066,625	100.0%
Unearned discount and deferred fees and costs, net	—	(31,372)	—	(20,179)	(51,551)
Loans net of discount and deferred fees and costs	2,385,634	358,253	3,882	1,267,305	4,015,074
Allowance for loan losses	(22,132)	(14,933)	—	(17,993)	(55,058)
Loans, net	$2,363,502	$343,320	$3,882	$1,249,312	$3,960,016

	December 31, 2010
	Covered Loans		Non-covered Loans
	ACI	Non-ACI	New Loans	Total	Percent of Total
Residential:
1-4 single family residential	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	98,599	206,797	2,255	307,651	7.7%
Total	2,519,615	358,742	115,694	2,994,051	75.2%
Commercial:
Multi-family	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	299,068	33,938	118,857	451,863	11.4%
Construction	8,267	—	8,582	16,849	0.4%
Land	48,251	170	1,873	50,294	1.3%
Commercial loans and leases	49,731	30,139	266,586	346,456	8.7%
Total	478,332	69,795	430,169	978,296	24.6%
Consumer:	4,403	—	3,056	7,459	0.2%
Total loans	3,002,350	428,537	548,919	3,979,806	100.0%
Unearned discount and deferred fees and costs, net	—	(34,840)	(10,749)	(45,589)
Loans net of discount and deferred fees and costs	3,002,350	393,697	538,170	3,934,217
Allowance for loan losses	(39,925)	(12,284)	(6,151)	(58,360)
Loans, net	$2,962,425	$381,413	$532,019	$3,875,857

At September 30, 2011 and December 31, 2010, the unpaid principal balance (“UPB”) of ACI loans was $5.9 billion and $7.2 billion, respectively.

During the nine months ended September 30, 2011 and 2010, the Company purchased one-to-four single family residential loans with UPB totaling $254.7 million and $23.7 million, respectively.

At September 30, 2011, the Company had pledged real estate loans with UPB of approximately $4.8 billion and carrying amounts of approximately $2.2 billion as security for FHLB advances.

The following tables present information about the ending balance of the allowance for loan losses and related loans as of September 30, 2011 and summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	As of and For the Three Months Ended September 30, 2011
	Residential	Commercial	Consumer	Total
Allowance for loan losses:

Beginning balance	$13,177	$43,422	$40	$56,639
Provision for loan losses:
ACI loans	(3,689)	(1,855)	—	(5,544)
Non-ACI loans	(2,561)	1,726	—	(835)
New loans	2,542	4,862	227	7,631
Total provision	(3,708)	4,733	227	1,252
Charge-offs:
ACI loans	—	(2,300)	—	(2,300)
Non-ACI loans	(329)	(248)	—	(577)
New loans	—	(179)	—	(179)
Total charge-offs	(329)	(2,727)	—	(3,056)
Recoveries:
ACI loans	—	—	—	—
Non-ACI loans	6	216	—	222
New loans	—	1	—	1
Total recoveries	6	217	—	223
Ending balance	$9,146	$45,645	$267	$55,058

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	As of and For the Nine Months Ended September 30, 2011
	Residential	Commercial	Consumer	Total
Allowance for loan losses:

Beginning balance	$28,649	$29,656	$55	$58,360
Provision for loan losses:
ACI loans	(18,488)	10,225	—	(8,263)
Non-ACI loans	(1,777)	7,235	—	5,458
New loans	2,705	9,704	212	12,621
Total provision	(17,560)	27,164	212	9,816
Charge-offs:
ACI loans	—	(10,742)	—	(10,742)
Non-ACI loans	(1,963)	(1,082)	—	(3,045)
New loans	—	(794)	—	(794)
Total charge-offs	(1,963)	(12,618)	—	(14,581)
Recoveries:
ACI loans	—	1,212	—	1,212
Non-ACI loans	20	216	—	236
New loans	—	15	—	15
Total recoveries	20	1,443	—	1,463

Ending balance	$9,146	$45,645	$267	$55,058

Ending balance: non-ACI and new loans individually evaluated for impairment	$—	$6,506	$—	$6,506

Ending balance: non-ACI and new loans collectively evaluated for impairment	$9,146	$17,007	$267	$26,420

Ending balance: ACI	$—	$22,132	$—	$22,132

Ending balance: Non-ACI	$6,270	$8,663	$—	$14,933

Ending balance: New loans	$2,876	$14,850	$267	$17,993

Loans:

Ending balance (1)	$2,692,604	$1,366,941	$7,080	$4,066,625

Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$—	$12,532	$—	$12,532

Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$688,056	$972,474	$4,047	$1,664,577
Ending balance: ACI loans	$2,004,548	$381,935	$3,033	$2,389,516

(1)           Ending balance of loans is before unearned discount and deferred fees and costs.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

The following table presents information about the balance of the allowance for loan losses and related loans as of December 31, 2010 (in thousands):

	As of December 31, 2010
	Residential	Commercial	Consumer	Total
Allowance for loan losses:

Ending balance	$28,649	$29,656	$55	$58,360

Ending balance: non-ACI and new loans individually evaluated for impairment	$—	$—	$—	$—

Ending balance: non-ACI and new loans collectively evaluated for impairment	$10,161	$8,219	$55	$18,435

Ending balance: ACI	$18,488	$21,437	$—	$39,925

Ending balance: Non-ACI	$9,990	$2,294	$—	$12,284

Ending balance: New loans	$171	$5,925	$55	$6,151

Loans:

Ending balance (1)	$2,994,051	$978,296	$7,459	$3,979,806

Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$—	$2,989	$—	$2,989

Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$474,436	$496,975	$3,056	$974,467

Ending balance: ACI loans	$2,519,615	$478,332	$4,403	$3,002,350

(1)           Ending balance of loans is before unearned discount and deferred fees and costs.

The following tables summarize the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 (in thousands):

	As of and For the Three Months Ended September 30, 2010
	Residential	Commercial	Consumer	Total
Allowance for loan losses:

Beginning balance	$20,304	$21,125	$91	$41,520
Provision for loan losses:
ACI loans	—	14,285	—	14,285
Non-ACI loans	3,164	452	215	3,831
New loans	2	1,010	(62)	950
Total provision	3,166	15,747	153	19,066
Charge-offs:
ACI loans	—	(2,489)	—	(2,489)
Non-ACI loans	—	—	(215)	(215)
New loans	—	(75)	—	(75)
Total charge-offs	—	(2,564)	(215)	(2,779)

Recoveries	—	—	—	—

Ending balance	$23,470	$34,308	$29	$57,807

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	As of and For the Nine Months Ended September 30, 2010
	Residential	Commercial	Consumer	Total
Allowance for loan losses:

Beginning balance	$20,220	$2,355	$46	$22,621
Provision for loan losses:
ACI loans	(10,600)	37,573	—	26,973
Non-ACI loans	13,810	1,540	215	15,565
New loans	40	2,596	(17)	2,619
Total provision	3,250	41,709	198	45,157
Charge-offs:
ACI loans	—	(9,652)	—	(9,652)
Non-ACI loans	—	(29)	(215)	(244)
New loans	—	(75)	—	(75)
Total charge-offs	—	(9,756)	(215)	(9,971)

Recoveries	—	—	—	—
Ending balance	$23,470	$34,308	$29	$57,807

Increases (decreases) in the FDIC indemnification asset of $(3.8) million and $(2.9) million were reflected in non-interest income for the three and nine months ended September 30, 2011, and $4.0 million and $23.0 million for the three and nine months ended September 30, 2010, respectively, related to the provision for loan losses on covered loans, including both ACI and non-ACI loans.

Non-ACI and new loans

The tables below present information about non-ACI and new loans identified as impaired as of September 30, 2011 and December 31, 2010.  Commercial and commercial real estate relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 as well as loans that have been modified in troubled debt restructurings are individually evaluated for impairment. If determined to be impaired, they are reflected as impaired loans in the tables below. Also included in total impaired loans are loans that have been placed on non-accrual status, generally because they are 90 days or more delinquent, and loans that are 90 days or more delinquent and still accruing, for which impairment is measured collectively. These include 1-4 single family residential, home equity, smaller balance commercial and commercial real estate, and consumer loans (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	September 30, 2011
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
Non-ACI
With no specific allowance recorded:
1-4 single family residential	$10,262	$12,818	$—	$9,451
Home equity loans and lines of credit	11,950	12,200	—	11,950
Multi-family	27	27	—	27
Commercial real estate	317	317	—	317
Commercial loans and leases	1,599	1,647	—	1,599
With a specific allowance recorded:
Commercial loans and leases	9,347	9,347	6,506	9,347
Total:
Residential	$22,212	$25,018	$—	$21,401
Commercial	11,290	11,338	6,506	11,290
	$33,502	$36,356	$6,506	$32,691

	December 31, 2010
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
Non-ACI
With no specific allowance recorded:
1-4 single family residential	$9,585	$11,812	$—	$9,585
Home equity loans and lines of credit	10,817	11,056	—	10,817
Multi-family	200	200	—	200
Commercial real estate	75	75	—	75
Commercial loans and leases	1,886	2,061	—	1,886
Total:
Residential	$20,402	$22,868	$—	$20,402
Commercial	2,161	2,336	—	2,161
	$22,563	$25,204	$—	$22,563

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	September 30, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
New Loans
With no specific allowance recorded:
1-4 single family residential	$2,000	$2,000	$—	$—
Construction	3	3	—	3
Land	332	332	—	332
Commercial loans and leases	1,798	1,798	—	1,798
Total:
Residential	$2,000	$2,000	$—	$—
Commercial	2,133	2,133	—	2,133
	$4,133	$4,133	$—	$2,133

	December 31, 2010
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans
New Loans
With no specific allowance recorded:
Commercial loans and leases	$3,211	$3,220	$—	$3,211
With a specific allowance recorded	—	—	—	—
	$3,211	$3,220	$—	$3,211

At September 30, 2011, impaired loans include non-ACI and new loans contractually delinquent by 90 days or more and still accruing totaling $2.1 million.  There were no non-ACI or new loans contractually delinquent by 90 days or more and still accruing at December 31, 2010.

The following tables summarize loans that were modified in troubled debt restructurings (“TDRs”) during the nine months ended September 30, 2011 (in thousands):

	TDRs		TDRs with a payment default during the period
	Number of TDRs	Recorded investment in TDRs at September 30	Number of TDRs	Recorded investment in TDRs at September 30

Non-ACI
1-4 single family residential	8	$786	2	$183
Commercial real estate	1	69	1	69
Commercial loans and leases	3	75	1	44
	12	$930	4	$296

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	TDRs		TDRs with a payment default during the period
	Number of TDRs	Recorded investment in TDRs at September 30	Number of TDRs	Recorded investment in TDRs at September 30

New Loans
Commercial loans and leases	1	$231	—	$—
	1	$231	—	$—

All of the 1-4 single family residential loan modifications were made under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Modifications of commercial and commercial real estate loans included extensions of maturity, restructuring of the amount and timing of required periodic payments and reductions in accrued interest and late fees.  Because of the immateriality of the amount of loans modified, the modifications did not have a significant impact on the Company’s consolidated financial statements or on the determination of the amount of the allowance for loan losses for the three and nine month periods ending September 30, 2011.

The following tables present the average recorded investment in impaired non-ACI and new loans for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Non-ACI	New Loans	Non-ACI	New Loans
Residential:
1-4 single family residential	$9,905	$1,000	$9,528	$500
Home equity loans and lines of credit	10,769	—	10,854	—
	20,674	1,000	20,382	500
Commercial:
Multi-family	30	—	192	—
Commercial real estate	417	—	357	—
Construction	—	3	—	2
Land	—	332	—	249
Commercial loans and leases	10,760	2,527	8,530	2,890
	11,207	2,862	9,079	3,141
	$31,881	$3,862	$29,461	$3,641

	For the Three Months Ended September 30, 2010		For the Nine Months Ended September 30, 2010
	Non-ACI	New Loans	Non-ACI	New Loans
Residential:
1-4 single family residential	$14,859	$—	$14,195	$—
Home equity loans and lines of credit	7,528	—	6,111	—
	22,387	—	20,306	—
Commercial:
Multi-family	1,128	—	189	—
Commercial real estate	1,085	—	1,085	—
Commercial loans and leases	1,026	54	1,101	17
	3,239	54	2,375	17
	$25,626	$54	$22,681	$17

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity and consumer loans.  Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan losses.  Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following tables summarize key indicators of credit quality for the Company’s non-ACI and new loans as of September 30, 2011 and December 31, 2010. Amounts are net of unearned discounts and deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	September 30, 2011		December 31, 2010
	1-4 single family residential	Home equity loans and lines of credit	1-4 single family residential	Home equity loans and lines of credit
New loans:
Current	$363,456	$2,337	$113,439	$2,255
Past due less than 90 days	1,423	—	—	—
Past due 90 days or more	2,000	—	—	—
	366,879	2,337	113,439	2,255
Non-ACI loans:
Current	93,385	173,533	108,224	188,059
Past due less than 90 days	2,434	4,526	4,894	4,756
Past due 90 days or more	9,188	9,036	10,174	9,496
	105,007	187,095	123,292	202,311
	$471,886	$189,432	$236,731	$204,566

Consumer credit exposure, based on delinquency status:

	September 30,	December 31,
	2011	2010
New loans:
Current	$4,045	$3,053
Past due less than 90 days	31	3
	$4,076	$3,056

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

Commercial credit exposure, based on internal risk rating:

	September 30, 2011
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
New loans:
Pass	$51,069	$216,612	$17,145	$3,304	$586,592
Special mention	621	5,308	—	—	1,463
Substandard	918	2,445	3	332	8,201
Doubtful	—	—	—	—	—
	52,608	224,365	17,148	3,636	596,256
Non-ACI loans:
Pass	770	33,240	—	—	12,819
Special mention	19	287	—	—	2,343
Substandard	3,779	317	—	165	2,718
Doubtful	—	—	—	—	9,694
	4,568	33,844	—	165	27,574
	$57,176	$258,209	$17,148	$3,801	$623,830

	December 31, 2010
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
New loans:
Pass	$32,730	$118,449	$8,582	$1,537	$244,478
Special mention	—	408	—	336	8,288
Substandard	1,541	—	—	—	4,336
Doubtful	—	—	—	—	6
	34,271	118,857	8,582	1,873	257,108
Non-ACI loans:
Pass	789	33,306	—	—	12,590
Special mention	559	—	—	—	12,139
Substandard	4,166	563	—	170	3,812
Doubtful	—	—	—	—	—
	5,514	33,869	—	170	28,541
	$39,785	$152,726	$8,582	$2,043	$285,649

The following table presents an aging of past due loans in the non-ACI and new loan portfolios as of September 30, 2011 and December 31, 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	September 30, 2011				December 31, 2010
	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans
New loans:
1-4 single family residential	$1,343	$80	$2,000	$3,423	$—	$—	$—	$—
Construction	—	—	3	3	—	—	—	—
Land	332	—	—	332	—	—	—	—
Commercial loans and leases	300	746	1,236	2,282	605	—	95	700
Consumer	—	31	—	31	—	3	—	3
	1,975	857	3,239	6,071	605	3	95	703
Non-ACI loans:
1-4 single family residential	1,830	604	9,188	11,622	4,587	307	10,174	15,068
Home equity loans and lines of credit	1,611	2,915	9,036	13,562	2,677	2,079	9,496	14,252
Multi-family	—	—	27	27	—	—	200	200
Commercial real estate	—	69	248	317	—	—	75	75
Commercial loans and leases	189	1,071	10,301	11,561	538	1,004	578	2,120
	3,630	4,659	28,800	37,089	7,802	3,390	20,523	31,715
	$5,605	$5,516	$32,039	$43,160	$8,407	$3,393	$20,618	$32,418

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceeds carrying value. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2011 and the year ended December 31, 2010 were as follows (in thousands):

Balance, December 31, 2009	$1,734,233
Reclassifications from non-accretable difference	487,718
Accretion	(387,977)
Balance, December 31, 2010	1,833,974
Reclassifications from non-accretable difference	104,256
Accretion	(325,937)
Balance, September 30, 2011	$1,612,293

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

The tables below set forth at September 30, 2011 and December 31, 2010, the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in troubled debt restructurings, and the related allowance amounts (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	September 30, 2011
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
ACI
With no specific allowance recorded:
Commercial real estate	$151	$330	$—
Land	400	771	—
With a specific allowance recorded:
Multi-family	15,914	21,498	1,637
Commercial real estate	60,889	81,103	11,819
Construction	4,067	12,608	1,620
Land	14,053	18,391	2,789
Commercial loans and leases	20,920	22,852	4,267
Total:
Commercial	116,394	157,553	22,132
	$116,394	$157,553	$22,132

	December 31, 2010
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
ACI
With no specific allowance recorded:
Construction	$35	$230	$—
Land	346	400	—
Commercial loans and leases	846	1,582	—
With a specific allowance recorded:
Home equity loans and lines of credit	80,091	165,563	18,488
Multi-family	51,932	77,536	5,701
Commercial real estate	57,116	77,798	5,795
Construction	4,204	3,833	1,017
Land	35,554	46,536	3,874
Commercial loans and leases	32,006	33,460	5,050
Total:
Residential	$80,091	$165,563	$18,488
Commercial	182,039	241,375	21,437
	$262,130	$406,938	$39,925

The following table summarizes ACI loans that were modified in TDRs during the nine months ending September 30, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	TDRs		TDRs with a payment default during the period
	Number of TDRs	Recorded Investment in TDRs at September 30	Number of TDRs	Recorded investment in TDRs at September 30
ACI
Commercial real estate	4	$1,037	3	$801
Construction	1	64	—	—
Land	2	896	2	896
	7	$1,997	5	$1,697

The following table presents the average recorded investment in impaired ACI loans for the three and nine month periods ending September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Residential:
1-4 single family residential	$—	$—	$—	$283,627
Home equity loans and lines of credit	36,493	102,446	57,434	51,446
	36,493	102,446	57,434	335,073
Commercial:
Multi-family	20,397	24,027	34,221	21,899
Commercial real estate	62,090	82,361	64,144	71,123
Construction	4,051	889	4,532	—
Land	16,080	11,944	23,478	8,376
Commercial loans and leases	21,056	12,010	25,618	6,948
	123,674	131,231	151,993	108,346
	$160,167	$233,677	$209,427	$443,419

The following tables summarize key indicators of credit quality for the Company’s ACI loans as of September 30, 2011 and December 31, 2010 (in thousands):

Residential credit exposure, based on delinquency status:

	September 30, 2011		December 31, 2010
	1-4 single family residential	Home equity loans and lines of credit	1-4 single family residential	Home equity loans and lines of credit
ACI loans:
Current	$1,397,656	$62,680	$1,647,238	$76,842
Past due less than 90 days	86,796	4,069	127,155	4,919
Past due 90 days or more	439,132	14,215	646,623	16,838
	$1,923,584	$80,964	$2,421,016	$98,599

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

Consumer credit exposure, based on delinquency status:

	September 30,	December 31,
	2011	2010
ACI loans:
Current	$2,972	$4,320
Past due less than 90 days	23	44
Past due 90 days or more	38	39
	$3,033	$4,403

Commercial credit exposure, based on internal risk rating:

	September 30, 2011
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
ACI loans:
Pass	$21,117	$133,767	$1,349	$15,386	$12,225
Special mention	14,465	23,948	—	—	2,408
Substandard	27,413	94,105	4,067	17,619	13,143
Doubtful	—	56	—	—	867
	$62,995	$251,876	$5,416	$33,005	$28,643

	December 31, 2010
	Multi-family	Commercial real estate	Construction	Land	Commercial loans and leases
ACI loans:
Pass	$42,749	$190,875	$586	$14,862	$27,573
Special mention	1,207	22,566	183	6,092	5,423
Substandard	29,059	85,623	7,498	27,250	16,719
Doubtful	—	4	—	47	16
	$73,015	$299,068	$8,267	$48,251	$49,731

The following table presents an aging of past due loans in the ACI portfolio as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011				December 31, 2010
	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans	30 - 59 days past due	60 - 89 days past due	More than 90 days past due or in foreclosure	Total past due loans
ACI loans:
1-4 single family residential	$59,608	$27,188	$439,132	$525,928	$91,470	$35,685	$646,623	$773,778
Home equity loans and lines of credit	2,951	1,118	14,215	18,284	3,060	1,859	16,838	21,757
Multi-family	175	—	11,894	12,069	2,218	2,197	11,008	15,423
Commercial real estate	11,351	4,137	7,478	22,966	5,981	2,705	13,724	22,410
Construction	—	1,850	2,153	4,003	—	—	6,429	6,429
Land	—	—	9,646	9,646	366	—	16,378	16,744
Commercial loans and leases	39	50	8,971	9,060	181	—	6,625	6,806
Consumer	23	—	38	61	29	15	39	83
	$74,147	$34,343	$493,527	$602,017	$103,305	$42,461	$717,664	$863,430

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $453.3 million and $663.5 million at September 30, 2011 and December 31, 2010, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

still classified as accruing loans due to discount accretion totaled $40.1 million and $54.2 million at September 30, 2011 and December 31, 2010, respectively.

Note 6  FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of estimated future payments to be received from the FDIC under the terms of BankUnited’s Loss Sharing Agreements with the FDIC.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through repayment, short sale of the underlying collateral, foreclosure or, for the non-residential portfolio, charge-off, or by sale of the loans. For loans resolved through repayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of operations line item “Income from resolution of covered assets, net”. Losses from the resolution or permanent modification of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on disposition of OREO and the carrying amount of the OREO result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the income statement line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

The following table summarizes the components of the gains and losses associated with covered assets, plus the provision for loan losses on non-covered loans, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$6,379	$(3,762)	$2,617	$(18,116)	$3,988	$(14,128)
Provision for losses on non-covered loans	(7,631)	—	(7,631)	(950)	—	(950)
Total provision for loan losses	(1,252)	(3,762)	(5,014)	(19,066)	3,988	(15,078)
Income (loss) from resolution of covered assets, net	4,702	(2,668)	2,034	17,787	(5,399)	12,388
Gain (loss) on sale of OREO	(2,865)	2,425	(440)	(897)	1,430	533
Impairment of OREO	(4,037)	3,228	(809)	(6,263)	5,034	(1,229)
Net OREO gain (loss)	(6,902)	5,653	(1,249)	(7,160)	6,464	(696)
Total	$(3,452)	$(777)	$(4,229)	$(8,439)	$5,053	$(3,386)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$2,805	$(2,930)	$(125)	$(42,538)	$22,979	$(19,559)
Provision for losses on non-covered loans	(12,621)	—	(12,621)	(2,619)	—	(2,619)
Total provision for loan losses	(9,816)	(2,930)	(12,746)	(45,157)	22,979	(22,178)
Income (loss) from resolution of covered assets, net	7,068	1,486	8,554	112,777	(76,978)	35,799
Gain (loss) on sale of OREO	(27,339)	20,813	(6,526)	2,270	(766)	1,504
Impairment of OREO	(21,823)	17,488	(4,335)	(12,164)	9,833	(2,331)
Net OREO gain (loss)	(49,162)	38,301	(10,861)	(9,894)	9,067	(827)
Total	$(51,910)	$36,857	$(15,053)	$57,726	$(44,932)	$12,794

Changes in the FDIC indemnification asset for the nine months ended September 30, 2011 and the year ended December 31, 2010 were as follows (in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	$2,667,401	$3,279,165
Accretion	45,247	134,703
Reduction for claims filed	(641,900)	(764,203)
Net gain on indemnification asset	36,857	17,736
Balance, end of period	$2,107,605	$2,667,401

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the nine months ended September 30, 2011 and 2010, non-interest expense includes approximately $23.5 million and $40.2 million, respectively, of disbursements subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the nine months ended September 30, 2011 and 2010, claims of $24.6 million and $22.4 million, respectively, were submitted to the FDIC for reimbursement. As of September 30, 2011, $21.3 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 7   Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2011 differs from the statutory federal income tax rate primarily due to the impact of $110.4 million in compensation expense related to Profits Interest Units as further described in Note 10.  This expense is not deductible for income tax purposes. Additionally, during the nine months ended September 30, 2011, the Company recorded a provision related to uncertain state income tax positions of approximately $8.1 million, including estimated interest and penalties.  For the three months ended September 30, 2011 and the three and nine months ended September 30, 2010, the Company’s effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and compensation expense related  to equity based compensation.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

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

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011
				Remaining
				Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.1	$225,000	Other liabilities	$—	$(21,104)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42% - 3.76%	3-Month Libor	3.6 - 5.5	405,000	Other liabilities	—	(49,247)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.68% - 6.59%	Indexed to 1-month Libor	3.9 - 11.6	25,211	Other assets	2,163	––
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.68% - 6.59%	3.9 - 11.6	25,211	Other liabilities	––	(2,163)
Total					$680,422		$2,163	$(72,514)

	December 31, 2010
				Remaining
				Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.9	$225,000	Other liabilities	$—	$(10,872)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on FHLB advances	3.42% - 3.76%	3-Month Libor	4.4 - 6.3	405,000	Other liabilities	—	(31,625)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.68% - 5.49%	Indexed to 1-month Libor	4.7 - 5.0	17,304	Other assets	132	—
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.68% - 5.49%	4.7 - 5.0	17,304	Other liabilities	—	(132)
Total					$664,608		$132	$(42,629)

The following table provides information about gains and losses recognized, included in interest expense in

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

the accompanying consolidated statements of operations, related to interest rate contract derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amount of gain (loss) included in AOCI at end of period, net of tax	$(38,848)	$(37,853)	$(38,848)	$(37,853)
Amount of gain (loss) reclassified from AOCI into income during the period (effective portion)	$(4,844)	$(4,419)	$(14,312)	$(8,852)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$427	$(279)

Following is a summary of the changes in the component of accumulated other comprehensive income related to these derivatives (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$(23,931)	$(1,292)
Unrealized loss on cash flow hedges	(24,285)	(59,525)
Tax effect	9,368	22,964
Net of tax	(14,917)	(36,561)
Balance, end of period	$(38,848)	$(37,853)

During the nine month periods ended September 30, 2011 and 2010, no derivative positions designated as cash flow hedges were discontinued, and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt.  As of September 30, 2011, the amount expected to be reclassified from AOCI into income during the next twelve months is $29.1 million.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $11.9 million and $6.4 million at September 30, 2011 and December 31, 2010, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. All of the Company’s loans held for sale at September 30, 2011 and December 31, 2010 were subject to forward sale commitments. The notional amount of forward loan sale commitment derivatives was $2.1 million and $2.7 million at September 30, 2011 and December 31, 2010, respectively.  The fair value of derivative loan commitments and forward sale commitments was insignificant at September 30, 2011 and December 31, 2010.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

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

Note 10   Equity Based Compensation

Profits Interest Units of BUFH

Prior to the consummation of the IPO, BUFH had a class of authorized membership interests identified as Profits Interest Units (“PIUs”). PIUs were awarded to management members of the Company who owned common units of BUFH and entitled the holders to share in distributions from BUFH after investors in BUFH received specified returns on their investment. The PIUs were divided equally into time-based and IRR-based PIUs. Time-based PIUs generally vested in equal annual installments over a period of three years from the grant date.  Based on their settlement provisions, the PIUs were classified as liabilities. Compensation expense related to the time-based PIUs was measured based on their estimated fair values and recognized in earnings over the vesting period.

In accordance with a resolution approved by the BUFH Board of Directors, immediately prior to consummation of the IPO of the Company’s common stock, the IRR-based PIUs became fully vested.  In conjunction with the IPO, the time-based and IRR-based PIUs outstanding were exchanged for 1,931,745 unvested shares and 3,863,491 vested shares of the Company’s common stock, 3,023,314 vested stock options and 1,511,656 unvested stock options.  The vested and unvested shares and vested stock options participate in dividends declared on the Company’s common stock on a one-for-one basis. The unvested stock options issued in exchange for PIUs participate on a one-for-one basis in dividends declared on common stock until they vest. In conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and the vesting of the IRR-based PIUs. This expense, which is not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.  Compensation expense of $9.3 million and $20.0 million was recognized for the three and nine months ended September 30, 2010, respectively, related to time-based PIUs.

Equity Based Compensation

During the nine months ended September 30, 2011, the Board of Directors granted a total of 291,440 shares of unvested stock under the BankUnited 2010 Omnibus Equity Incentive Plan (the “2010 Plan”).  The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $21.74 to $28.05 for a weighted average per share value on the date of grant of $27.81 and an aggregate fair value of $8.1 million. The shares vest in equal annual installments over a period of three years.  Unvested shares participate in dividends declared on the Company’s common stock on a one-for-one basis.

In addition to compensation expense recorded in conjunction with the IPO and PIUs discussed above, the Company recorded a total of $9.5 million and $25.3 million of stock based compensation expense during the three and  nine month periods ended September 30, 2011, respectively and approximately $340,000 and $873,000 during the three and  nine month periods ended September 30, 2010, respectively.

Note 11 Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

markets when available; these measurements are classified within Level 1 of the fair value hierarchy. These securities typically include U.S. treasury securities, preferred stock, and certain mutual funds. If quoted market prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in inactive markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within Level 2 of the fair value hierarchy include U.S. government agency mortgage-backed securities, preferred stock and mutual fund investments for which Level 1 valuations are not available, certain nonmortgage asset backed securities, state and municipal obligations and U.S. Small Business Administration securities. Observable inputs that may impact the valuation of these securities include benchmark yield curves, reported trades, dealer quotes, issuer spreads, current rating, constant default rates and constant prepayment rates. Investment securities available for sale generally classified within Level 3 of the fair value hierarchy include private label mortgage backed securities, Re-Remics, certain nonmortgage asset backed securities and other debt securities. The Company typically values these securities using internally developed or third party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

Profits interest units—The fair value of profits interest units outstanding prior to the IPO was historically estimated using the Black-Scholes option pricing model. Since the Company’s common stock historically was not traded on an exchange, significant inputs to the model including estimated volatility, equity value per share, estimated dividend yield and expected life were unobservable; therefore this fair value measurement was classified within Level 3 of the fair value hierarchy.  None of these instruments remain outstanding at September 30, 2011.

FDIC warrant—The fair value of the FDIC warrant was historically estimated using binomial and Monte Carlo simulation models that incorporated significant unobservable inputs as to equity value per share, estimated volatility, expected life, and dividend yield. This fair value estimate was classified within Level 3 of the fair value hierarchy. At December 31, 2010 the fair value of the warrant was adjusted to the settlement price negotiated with the FDIC. The warrant was redeemed at that price in February, 2011.

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,853,464	$—	$1,853,464
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	493,682	493,682
Other collateralized mortgage obligations Private label residential mortgage backed securities and CMO’s	—	—	406,260	406,260
Private label commercial mortgage backed securities	—	—	159,250	159,250
Non mortgage asset-backed securities	—	95,786	325,987	421,773
Mortgage pass-through certificates Mutual funds and preferred stocks	248,045	127	—	248,172
State and municipal obligations	—	25,104	—	25,104
Small Business Administration securities	—	278,946	—	278,946
Other debt securities	—	2,520	3,905	6,425
Derivative assets	—	2,163	—	2,163
Total assets at fair value	$248,045	$2,258,110	$1,389,084	$3,895,239
Derivative liabilities	—	72,514	48	72,562
Total liabilities at fair value	$—	$72,514	$48	$72,562

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,290,910	$—	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	612,631	612,631
Other collateralized mortgage obligations Private label residential mortgage backed securities and CMO’s	—	—	382,920	382,920
Non mortgage asset-backed securities	—	278,384	130,610	408,994
Mortgage pass-through certificates Mutual funds and preferred stocks	40,269	98,266	—	138,535
State and municipal obligations	—	22,960	—	22,960
Small Business Administration securities	—	62,891	—	62,891
Other debt securities	—	2,818	3,943	6,761
Derivative assets	—	132	—	132
Total assets at fair value	$40,269	$1,756,361	$1,130,104	$2,926,734
FDIC warrant	$—	$—	$25,000	$25,000
Liability for PIUs	—	—	44,964	44,964
Derivative liabilities	—	42,629	78	42,707
Total liabilities at fair value	$—	$42,629	$70,042	$112,671

During the three months ended September 30, 2011, financial institution preferred stocks with a fair value of $200.1 million were transferred from Level 2 to Level 1 of the fair value hierarchy.  Activity in the market for these securities has increased, enabling management to obtain quoted prices in a market considered to be active for identical securities on the measurement date.  Transfers between levels of the fair value hierarchy are recorded as of the end of the reporting period.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in Level 3 of the fair value hierarchy for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	Three Months Ended September 30, 2011
	Re-Remics	Private Label Residential Mortgage Backed Securities	Private Label Commercial Mortgage- Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	Derivative Liabilities

Balance, beginning of period	$527,594	$353,235	$64,778	$221,352	$4,511	$(29)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	(19)
Other comprehensive income	566	(5,217)	1,498	(722)	(603)	—
Purchases or issuances	—	75,000	113,592	45,814	—	—
Sales	—	—	—	—	—	—
Settlements	(34,478)	(16,758)	(20,618)	(4,990)	(3)	—
Transfers into Level 3				64,533		—
Balance, end of period	$493,682	$406,260	$159,250	$325,987	$3,905	$(48)

	Three Months Ended September 30, 2010
	Re-Remics	Private Label Residential Mortgage Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs

Balance, beginning of period	$744,111	$429,033	$132,337	$4,338	$(6,373)	$(19,431)
Gains (losses) for the period included in:
Net income	—	—	—	—	(1,298)	(9,349)
Other comprehensive income	7,241	6,699	969	(53)	—	—
Purchases or issuances	—	—	—	—	—	—
Sales	(50,591)	—	—	—	—	—
Settlements	(42,951)	(22,723)	(501)	7	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—
Balance, end of period	$657,810	$413,009	$132,805	$4,292	$(7,671)	$(28,780)

	Nine Months Ended September 30, 2011
	Re-Remics	Private Label Residential Mortgage Backed Securities	Private Label Commercial Mortgage- Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs	Derivative Liabilities

Balance, beginning of period	$612,631	$382,920	$—	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	—	30
Other comprehensive income	(4,195)	(12,989)	1,498	2,956	(35)	—	—	—
Purchases or issuances	—	84,390	178,370	140,922	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(114,754)	(48,061)	(20,618)	(13,034)	(3)	25,000	44,964	—
Transfers into Level 3	—	—	—	64,533	—	—	—	—
Balance, end of period	$493,682	$406,260	$159,250	$325,987	$3,905	$—	$—	$(48)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	Nine Months Ended September 30, 2010
	Re-Remics	Private Label Residential Mortgage Backed Securities	Non Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs

Balance, beginning of period	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)
Gains (losses) for the period included in:
Net income	—	—	—	—	(4,503)	(19,987)
Other comprehensive income	14,816	20,138	675	740	—	—
Purchases or issuances	325,543	80,566	106,946	—	—	—
Sales	(50,591)	—	—	—	—	—
Settlements	(106,961)	(54,203)	(4,816)	24	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—
Balance, end of period	$657,810	$413,009	$132,805	$4,292	$(7,671)	$(28,780)

Changes in the fair value of the FDIC warrant and derivative liabilities are included in the consolidated statement of income line item “Other non-interest expense”.  Changes in the fair value of the liability for PIUs are included in the consolidated statement of income line item “Employee compensation and benefits”.

During the three months ended September 30, 2011, non-mortgage asset backed securities with a fair value of $64.5 million were transferred from Level 2 to Level 3 of the fair value hierarchy due to an increase in the significance of unobservable inputs to the valuation of the securities transferred.  Transfers are recorded as of the end of the reporting period.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Impaired loans and OREO—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within Level 3 of the fair value hierarchy.

The following table presents assets for which nonrecurring changes in fair value have been recorded for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

					Gains (Losses) from Fair Value Changes
					Three Months	Nine Months
	September 30, 2011				Ended	Ended
	Level 1	Level 2	Level 3	Total	September 30, 2011
Impaired loans	$—	$—	$2,841	$2,841	$1,352	$6,506
Other real estate owned	$—	$—	$124,990	$124,990	$4,037	$21,823

Gains (Losses) from Fair Value Changes
					Three Months	Nine Months
	September 30, 2010				Ended	Ended
	Level 1	Level 2	Level 3	Total	September 30, 2010
Other real estate owned	$—	$—	$194,286	$194,286	$6,263	$12,164

The Company did not have any impaired loans whose carrying amounts were measured based on the fair value of underlying collateral at September 30, 2010.

The following table presents the carrying value and fair value of financial instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents	$385,086	$385,086	$564,774	$564,774
Investment securities available for sale	3,893,076	3,893,076	2,926,602	2,926,602
Federal Home Loan Bank stock	165,547	165,547	217,408	217,408
Loans held for sale	2,142	2,164	2,659	2,674
Loans, net:
Covered	2,706,822	3,120,057	3,343,838	3,521,204
Non-covered	1,253,194	1,290,206	532,019	537,840
FDIC Indemnification asset	2,107,605	2,017,062	2,667,401	2,632,992
Income tax receivable	6,296	6,296	10,862	10,862
Accrued interest receivable	17,430	17,430	12,013	12,013
Derivative assets	2,163	2,163	132	132
Liabilities:
Deposits	$6,948,412	$6,976,661	$7,163,728	$7,202,975
Securities sold under agreements to repurchase	284	284	492	492
Federal Home Loan Bank advances	2,240,937	2,349,436	2,255,200	2,344,263
Accrued interest payable	8,613	8,613	8,425	8,425
Advance payments by borrowers for taxes and insurance	47,732	47,732	22,563	22,563
FDIC warrant	—	—	25,000	25,000
Liability for PIUs	—	—	44,964	44,964
Derivative liabilities	72,562	72,562	42,707	42,707

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, income tax receivable, accrued interest receivable, securities sold under agreements to repurchase, accrued interest payable and advance payments by borrowers for taxes and insurance.

Federal Home Loan Bank stock:

There is no market for this stock, which can be liquidated only by redemption by the FHLB. The stock is carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value.  FHLB stock is evaluated quarterly for potential impairment.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

Loans held for sale:

The fair value of loans held for sale is based on pricing available in the secondary market.

ACI and non-ACI loans:

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

New loans:

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

Federal Home Loan Bank advances:

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

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

Total lending related commitments outstanding at September 30, 2011 were as follows (in thousands):

	Covered	Non-Covered	Total

Commitments to fund loans	$—	$148,260	$148,260
Commitments to purchase loans	—	25,554	25,554
Unfunded commitments under existing lines of credit	91,920	383,178	475,098
Commercial and standby letters of credit	—	39,039	39,039
Total	$91,920	$596,031	$687,951

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

The computation of basic and diluted earnings per common share is presented below (in thousands except per share amounts):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per common share:
Numerator:
Net income	$45,553	$45,039	$21,888	$156,922
Distributed and undistributed earnings allocated to participating securities	(2,267)	—	(2,359)	—
Income available to common shareholders	$43,286	$45,039	$19,529	$156,922
Denominator:
Weighted average common shares outstanding	97,265,095	92,947,087	96,712,972	92,943,620
Less average unvested stock awards	(1,272,726)	—	(1,454,811)	—
Weighted average shares for basic earnings per share	95,992,369	92,947,087	95,258,161	92,943,620

Basic earnings per common share	$0.45	$0.48	$0.21	$1.69

Diluted earnings per common share:

Numerator:
Income available to common shareholders	$43,286	$45,039	$19,529	$156,922

Adjustment for earnings reallocated from participating securities	1	—	—	—
Income used in calculating diluted earnings per share	$43,287	$45,039	$19,529	$156,922

Denominator:
Average shares for basic earnings per share	95,992,369	92,947,087	95,258,161	92,943,620
Dilutive effect of stock options	93,938	—	137,744	—
Weighted average shares for diluted earnings per share	96,086,307	92,947,087	95,395,905	92,943,620

Diluted earnings per common share	$0.45	$0.48	$0.20	$1.69

No participating securities were outstanding during the three and nine month periods ended September 30, 2010.

At September 30, 2011 and 2010, the following potentially dilutive securities were outstanding but excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	September 30,
	2011	2010
Unvested shares	1,250,832	—
Options	4,534,970	723,680

Note 14     Subsequent Events

In November 2011, management approved the sale of covered residential mortgage loans with a UPB of approximately $269.3 million and a carrying value of approximately $146.4 million.  The Company anticipates recording an estimated pre-tax loss, net of the impact of indemnification by the FDIC under the residential loss sharing agreement, of approximately $13.5 million on this transaction during the fourth quarter of 2011.  The actual loss recorded may differ from this estimate, pending finalization of the terms of the transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2011 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s 2010 Annual Report on Form 10-K.

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

In June, 2011, the Company filed an application, which is currently under review, with the Office of the Comptroller of the Currency (the “OCC”) to change BankUnited’s charter to that of a national bank. On August 12, 2011, the Company also filed an application with the Federal Reserve Board and the OCC to change its charter to that of a bank holding company.

Through BankUnited’s network of 85 branches in 13 Florida counties, we provide a full range of commercial and consumer banking services to growing companies and their executives, commercial and middle-market businesses and consumers in Florida’s coastal regions. Through BankUnited Investment Services, we offer wealth management and financial planning services to our customers.

Performance Highlights for the Quarter

•                  Net income for the quarter ended September 30, 2011 was $45.6 million or $0.45 per common share as compared to $45.0 million or $0.48 per common share for the quarter ended September 30, 2010.

•                  For the quarter ended September 30, 2011, net interest income increased by $30.0 million to $128.8 million from $98.8 million for quarter ended September 30, 2010.  The net interest margin increased to 6.30% from 5.04%.  The primary drivers of the increase in net interest income were an increase in interest income on loans of $25.2 million and a decrease in interest expense on deposits of $8.3 million.  The yield on loans increased to 13.72% for the quarter ended September 30, 2011 from 10.57% for the quarter ended September 30, 2010 primarily due to an increase in expected cash flows from the Company’s acquired credit impaired loan portfolio.  The average rate paid on interest-bearing deposits declined to 1.18% for the quarter ended September 30, 2011 from 1.53% for the quarter ended September 30, 2010 as a result of the continued run-off of higher cost time deposits, a shift in deposit mix toward lower cost core deposit products and declines in market interest rates.

•                  Total loans, before deducting discounts and deferred fees and costs, increased by $201.1 million during the quarter ended September 30, 2011.  New loans grew by $378.1 million during the quarter ended September 30, 2011 while covered loans declined by $180.9 million due to continued resolutions.  The growth in new loans for the quarter was led by an increase in commercial and commercial real estate loans and leases of $278.8 million and growth of $99.2 million in the one-to-four single family residential portfolio.  Growth in the residential portfolio resulted primarily from purchases of loans.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 1.47%, a ratio of non-performing loans to total loans of 0.92% and an annualized net charge-off ratio (net charge-offs to average loans)  of 0.46%.

•                  Core deposits, which we define as demand, savings, and money market deposits, increased by $169.8 million and $548.8 million for the three and nine month periods ended September 30, 2011, respectively, to $4.5 billion at September 30, 2011.

•                  BankUnited’s capital ratios continue to exceed the requirements to be considered well capitalized under applicable regulatory guidelines, with a Tier 1 leverage ratio of 10.79% a Tier 1 risk-based capital ratio of 37.32% and a Total risk-based capital ratio of 38.17% at September 30, 2011.

Results of Operations

The Company reported  net income of $45.6 million or $0.45 per share for the three months ended September 30, 2011 as compared to $45.0 million or $0.48 per share for three months ended September 30, 2010.  For the nine months ended September 30, 2011, the Company reported net income of $21.9 million or $0.20 per share, diluted, as compared to $156.9 million or $1.69 per share for the nine months ended September 30, 2010.

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

Interest expense incurred on our interest bearing liabilities is impacted by the accretion of fair value adjustments on our time deposits and our advances from the FHLB recorded in connection with the Acquisition. The impact on interest expense decreased for the three and nine-month periods ended September 30, 2011, as compared to the comparable periods in 2010, and is expected to continue to decrease as these liabilities mature or are repaid. Accretion of fair value adjustments on time deposits totaled $1.7 million and $6.4 million, respectively, for the three months and nine months ended September 30, 2011 as compared to $3.6 million and $18.3 million, respectively, for the three months and nine months ended September 30, 2010.  Accretion of fair value adjustments on FHLB advances totaled $4.8 million and $14.3 million, respectively, for the three  months and nine months ended September 30, 2011 as compared to $4.8 million and $19.0 million, respectively, for the three months and nine months ended September 30, 2010.

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

	Three Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Investment securities available for sale	$3,747,679	$28,984	3.09%	$3,162,579	$32,255	4.08%
Other interest earning assets	544,733	522	0.38%	598,140	697	0.46%
Loans	3,885,210	133,649	13.72%	4,095,391	108,422	10.57%
Total interest earning assets	8,177,622	163,155	7.96%	7,856,110	141,374	7.19%
Allowance for loan losses	(56,489)			(43,371)
Noninterest earning assets	2,710,161			3,368,288
Total assets	$10,831,294			$11,181,027
Liabilities and Stockholders’ Equity:
Interest bearing deposits:
Interest bearing demand	$384,425	637	0.66%	$293,666	506	0.68%
Savings and money market	3,425,440	7,599	0.88%	2,965,804	8,303	1.11%
Time	2,371,668	10,201	1.71%	3,687,367	17,908	1.93%
Total interest bearing deposits	6,181,533	18,437	1.18%	6,946,837	26,717	1.53%
Borrowings:
FHLB advances	2,243,737	15,919	2.81%	2,262,598	15,845	2.78%
Short term borrowings	939	1	0.49%	6,120	24	1.50%
Total interest bearing liabilities	8,426,209	34,357	1.62%	9,215,555	42,586	1.83%
Non-interest bearing demand deposits	634,205			477,764
Other non-interest bearing liabilities	280,601			261,037
Total liabilities	9,341,015			9,954,356
Stockholders’ equity	1,490,279			1,226,671
Total liabilities and stockholders’ equity	$10,831,294			$11,181,027
Net interest income		$128,798			$98,788
Interest rate spread			6.34%			5.36%
Net interest margin			6.30%			5.04%

(1) Annualized

	Nine Months Ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Investment securities available for sale	$3,498,872	$90,770	3.46%	$2,850,804	$93,382	4.37%
Other interest earning assets	635,780	2,145	0.45%	628,914	1,485	0.32%
Loans	3,803,764	370,543	13.00%	4,252,602	320,092	10.04%
Total interest earning assets	7,938,416	463,458	7.79%	7,732,320	414,959	7.16%
Allowance for loan losses	(58,693)			(31,230)
Noninterest earning assets	2,954,630			3,558,771
Total assets	$10,834,353			$11,259,861
Liabilities and Stockholders’ Equity:
Interest bearing deposits:
Interest bearing demand	$368,896	1,814	0.66%	$253,830	1,423	0.75%
Savings and money market	3,309,392	21,848	0.88%	2,808,277	26,422	1.26%
Time	2,602,147	34,105	1.75%	4,068,348	55,786	1.83%
Total interest bearing deposits	6,280,435	57,767	1.23%	7,130,455	83,631	1.57%
Borrowings:
FHLB advances	2,248,456	47,238	2.81%	2,240,126	43,792	2.61%
Short term borrowings	1,672	6	0.48%	10,358	72	0.93%
Total interest bearing liabilities	8,530,563	105,011	1.65%	9,380,939	127,495	1.82%
Non interest bearing demand deposits	593,357			414,350
Other non-interest bearing liabilities	276,457			280,357
Total liabilities	9,400,377			10,075,646
Stockholders’ equity	1,433,976			1,184,215
Total liabilities and stockholders’ equity	$10,834,353			$11,259,861
Net interest income		$358,447			$287,464
Interest rate spread			6.14%			5.34%
Net interest margin			6.02%			4.95%

(1) Annualized

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net interest income was $128.8 million for the three months ended September 30, 2011 compared to $98.8 million for the three months ended September 30, 2010, an increase of $30.0 million. The increase in net interest income was comprised of an increase in interest income of $21.8 million and a decrease in interest expense of $8.2 million.

The increase in interest income was driven primarily by a $25.2 million increase in interest income from loans, partially offset by a decline of $3.3 million in interest income from investment securities. Increased interest income from loans is reflective of an increase in the average yield to 13.72% for the three months ended September 30, 2011 from 10.57% for the comparable period in 2010.  This increase was partially offset by a decline in average loans outstanding resulting from pay-downs and resolutions of covered loans. The increased yield reflects an increased yield on covered loans partially offset by the origination and purchase of new loans at lower prevailing market rates of interest. The average yield on loans originated and purchased since the Acquisition was 4.66% for the three months ended September 30, 2011 as compared to 4.99% for the comparable period in 2010. The yield on covered loans increased to 17.16% for the three months ended September 30, 2011 from 10.99% for the same period in 2010 as a result of increases in projected cash flows from the covered ACI Loans. For the three months ended September 30, 2011, interest income from investment securities decreased due to a decline in the average yield to

3.09% from 4.08%, partially offset by an increase in average volume. The decrease in average yield resulted primarily from new purchases reflecting lower general market rates of interest.

The primary component of the decrease in interest expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was an $8.3 million decline in interest expense on deposits.  The decrease reflects both a decline in the average balance of deposits and a decline in the average rate paid, partially offset by a decrease in accretion of Acquisition related fair value adjustments.  The decline in volume is due to the continued run-off of time deposits assumed in the Acquisition, partially offset by growth in core deposits, including demand, savings and money market deposit accounts.  The decrease in the average rate paid is a result of this shift in deposit mix to lower cost products coupled with declining market rates of interest.  Accretion of fair value adjustments reduced interest expense by $1.7 million for the three months ended September 30, 2011 as compared to $3.6 million during the same period in 2010.

Net interest margin for the three months ended September 30, 2011 was 6.30% as compared to 5.04% for the three months ended September 30, 2010, an increase of 126 basis points. The average yield on interest earning assets increased by 77 basis points while the average rate paid on interest bearing liabilities decreased by 21 basis points for an improvement in the interest rate spread of 98 basis points. The improvement in both net interest margin and interest rate spread resulted primarily from the increased average yield on covered loans and the decrease in the average rate paid on deposits, partially offset by the decreased yield on investment securities available for sale as discussed above.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net interest income was $358.4 million and $287.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, an increase of $70.9 million. The increase in net interest income for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was comprised of an increase in interest income of $48.5 million, primarily attributable to an increase in interest income on loans of $50.5 million, and a decrease in interest expense of $22.4 million, resulting primarily from a decrease in interest expense on deposits of $25.9 million partially offset by an increase in interest expense on FHLB advances of $3.4 million.

The increase in interest income on loans for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was reflective of an increase in the average yield to 13.00% from 10.04%, partially offset by a decrease in the average volume of loans outstanding.  The average yield on loans originated and purchased since the Acquisition was 5.01% for the nine months ended September 30, 2011 as compared to 5.28% for the comparable period in 2010. The yield on covered loans increased to 15.03% for the nine months ended September 30, 2011 as compared to 10.30% for the same period in 2010.

The decline in interest expense on deposits resulted from declines in both the average volume of deposits outstanding and in the average rate paid on interest bearing deposit accounts. Accretion of fair value adjustments on time deposits reduced interest expense by $6.4 million for the nine months ended September 30, 2011 as compared to $18.3 million during the same period in 2010. Interest expense on FHLB advances and other borrowings increased by $3.4 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily as a result of lower accretion of fair value adjustments.  Accretion of fair value adjustments on FHLB advances reduced interest expense by $14.3 million for the nine months ended September 30, 2011 as compared to $19.0 million for the nine months ended September 30, 2010. The decline in accretion is due to the maturity and repayment of a portion of the specific advances that were outstanding at the Acquisition date.

Net interest margin for the nine months ended September 30, 2011 was 6.02% as compared to 4.95% for the nine months ended September 30, 2010, for an increase of 107 basis points. The average yield on interest earning assets increased by 63 basis points for the nine months ended September 30, 2011 as compared to the same period in 2010, while the average rate paid on interest bearing liabilities decreased by 17 basis points for the nine months ended September 30, 2011, for an improvement in the interest rate spread of 80 basis points. The improvement in both net interest margin and interest rate spread resulted primarily from the increased average yield on covered loans and the decrease in the average rate paid on deposits as discussed above.  The factors impacting trends in net interest income for the nine months ended September 30, 2011 were consistent with those impacting net interest income for the three months then ended, discussed above.

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

Covered loans may be further segregated into two broad categories: (i) ACI loans, or those acquired with evidence of deterioration in credit quality since origination and (ii) loans that did not exhibit evidence of deterioration in credit quality at acquisition, or non-ACI loans.  A provision for loan losses related to ACI loans is recorded only when estimates of future cash flows related to these loans are revised downward, indicating further deterioration in credit quality. A provision for loan losses for non-ACI loans may be recorded if factors considered relevant by management indicate that the credit quality of the non-ACI loans has deteriorated.

Since the recording of a provision for loan losses on covered loans represents an increase in the amount of reimbursement we ultimately expect to receive from the FDIC under the Loss Sharing Agreements, we also record an increase in the FDIC indemnification asset for the present value of the projected increase in reimbursement, with a corresponding increase in non-interest income, recorded in the statement of income line item “Net gain (loss) on indemnification asset”. Therefore, the impact on our results of operations of any provision for loan losses on covered loans is significantly mitigated by an increase in non-interest income.

For the three months ended September 30, 2011 and 2010, we recorded a (recovery of) provision for loan losses on covered loans of $(6.3) million and $18.1 million, respectively.  The recovery of provision for the three months ended September 30, 2011 primarily resulted from improved performance of a pool of ACI home equity loans and, to a lesser extent, improved expected cash flows on commercial ACI loans.  An allowance for loan losses in the amount of $18.5 million related to the ACI home equity pool was established during the year ended December 31, 2010.  This allowance was reversed in its entirety during the nine months ended September 30, 2011; $(3.7) million was reversed during the three months ended September 30, 2011.  A reduction in the provision for losses on non-ACI loans of $4.7 million also contributed to the decline in the provision for loan losses for the quarter.

 For the nine months ended September 30, 2011 and 2010, we recorded a (recovery of) provision for loan losses on covered loans of $(2.8) million and $42.5 million, respectively.  The $45.3 million decrease in the provision for losses on covered loans was comprised of a decrease in the provision for ACI loans of $35.2 million and a decrease in the provision for non-ACI loans of $10.1 million. The primary factors impacting the decline in the provision for ACI loans were the reversal of an $18.5 million allowance on an ACI home equity pool as discussed above and a decrease in the provision for ACI commercial loans.  The decline in the provision for ACI commercial loans resulted from improved cash flow expectations related to these loans as well as a decline in total loans outstanding. The primary factors impacting the decline in the provision for non-ACI loans are (i) a $15.6 million decline in the provision for residential non-ACI loans resulting both from improved roll rates and a decline in total loans outstanding and (ii) an increase in the provision for commercial non-ACI loans of $5.7 million, substantially all of which related to a single credit relationship. The impact on earnings from the provisions for losses on covered loans was partially mitigated by recording increases (decreases) in net gain (loss) on indemnification asset of $(3.8) million and $4.0 million during the three months ended September 30, 2011 and 2010, respectively, and $(2.9) million and $23.0 million during the nine months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011 and 2010, we recorded provisions for loan losses of $7.6 million and $1.0 million, respectively, related to new loans. For the nine months ended September 30, 2011 and 2010, we recorded provisions for loan losses of $12.6 million and $2.6 million, respectively, relating to new loans. The increases in the provisions for losses on new loans relate primarily to growth in the new loan portfolio during 2011. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by an increase in non-interest income.

Non-Interest Income

The Company reported non-interest income of $32.8 million and $71.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively.  Non-interest income was $149.9 million for the nine months ended September 30, 2011 as compared to $237.5 million for the nine months ended September 30, 2010. The following table presents a comparison of the categories of non-interest income for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accretion of discount on FDIC indemnification asset	$10,804	$25,755	$45,247	$116,915
Income from resolution of covered assets, net	4,702	17,787	7,068	112,777
Net gain (loss) on indemnification asset	(777)	5,053	36,857	(44,932)
FDIC reimbursement of costs of resolution of covered assets	5,859	8,078	24,600	22,393
Non-interest income from covered assets	20,588	56,673	113,772	207,153
Service charges on deposits and other fee income	1,977	2,078	5,883	5,931
Service charges on loans	753	596	2,179	1,963
Gain (loss) on sale or exchange of investment securities available for sale	1,112	518	1,215	(2,292)
Mortgage insurance income	4,143	7,040	12,228	12,097
Investment services income	1,645	1,717	6,160	4,421
Other non-interest income	2,537	2,693	8,438	8,247
Total non-interest income	$32,755	$71,315	$149,875	$237,520

For the three and nine month periods ended September 30, 2011 and 2010, the majority of our non-interest income resulted from accretion of discount on the FDIC indemnification asset, the resolution of assets covered by our Loss Sharing Agreements with the FDIC and reimbursement by the FDIC of costs of resolution of covered assets.

The FDIC indemnification asset represents the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at Acquisition, and reimbursement of certain expenses. Accretion is a result of discounting and may also increase or decrease from period to period due to changes in expected cash flows from covered loans. If projected cash flows from the covered loans increase, the yield on the loans will increase and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash is expected to be recovered from the FDIC.

Accretion of discount on the FDIC indemnification asset totaled $10.8 million and $25.8 million for the three months ended September 30, 2011 and 2010, respectively and $45.2 million and $116.9 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in accretion in 2011 as compared to 2010 was related to the decrease in the average balance of the indemnification asset, resulting primarily from payment of claims, as well as a decrease in the average discount rate during the period to 2.61% from 5.32%.  The decline in the average discount rate corresponds to the increased yield on covered loans, as discussed above in the section titled “net interest income”.

A rollforward of the FDIC indemnification asset for the nine months ended September 30, 2011 and the year ended December 31, 2010 follows (in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	$2,667,401	$3,279,165
Accretion	45,247	134,703
Reduction for claims filed	(641,900)	(764,203)
Net gain on indemnification asset	36,857	17,736
Balance, end of period	$2,107,605	$2,667,401

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

The balance of the FDIC indemnification asset is reduced as claims for reimbursement are filed with the FDIC.  The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the ultimate resolution of covered assets. We record an offsetting entry in the consolidated statement of income line item “Net gain (loss) on indemnification asset.”  This line item also includes a significantly mitigating impact related to loan loss provisions on covered loans, provisions for impairment of OREO and gains or losses on the sale of covered loans and OREO.

Covered loans may be resolved through repayment, foreclosure, short sale of the underlying collateral, sale of the loans or, for the non-residential portfolio, charge-offs. The difference between consideration received in resolution of covered loans and the amount of projected losses from resolution of those loans as well as losses from permanent modifications of ACI loans accounted for in pools, is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.”  The amount of income recorded in any period will be impacted by the number and unpaid principal balance (“UPB”) of covered loans resolved and our ability to accurately project cash flows from ACI loans in future periods. As expected, the impact of this income component on the results of operations decreased for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, as we have gained additional history in terms of the performance of the loans we acquired, which we have reflected in the update of our projected cash flows from ACI loans.

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

The Company records impairment charges related to declines in the estimated net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item “Net gain (loss) on indemnification asset”.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements as discussed above. Net gain (loss) on indemnification asset of $(0.8) million and $5.1 million was recorded for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, net gain (loss) on indemnification asset amounted to  $36.9 million and $(44.9) million, respectively. The net impact on earnings before taxes of transactions related to covered assets, plus the provision for loan losses on non-covered loans, was $(4.2) million and $(3.4) million, respectively, for the three months ended September 30, 2011 and 2010 and $(15.1) million and $12.8 million, respectively, for the nine months ended September 30, 2011 and 2010 as detailed in the tables below (in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$6,379	$(3,762)	$2,617	$(18,116)	$3,988	$(14,128)
Provision for losses on non-covered loans	(7,631)	—	(7,631)	(950)	—	(950)
Total provision for loan losses	(1,252)	(3,762)	(5,014)	(19,066)	3,988	(15,078)
Income (loss) from resolution of covered assets, net	4,702	(2,668)	2,034	17,787	(5,399)	12,388
Gain (loss) on sale of OREO	(2,865)	2,425	(440)	(897)	1,430	533
Impairment of OREO	(4,037)	3,228	(809)	(6,263)	5,034	(1,229)
Net OREO gain (loss)	(6,902)	5,653	(1,249)	(7,160)	6,464	(696)
Total	$(3,452)	$(777)	$(4,229)	$(8,439)	$5,053	$(3,386)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre- tax Earnings
Provision for losses on covered loans	$2,805	$(2,930)	$(125)	$(42,538)	$22,979	$(19,559)
Provision for losses on non-covered loans	(12,621)	—	(12,621)	(2,619)	—	(2,619)
Total provision for loan losses	(9,816)	(2,930)	(12,746)	(45,157)	22,979	(22,178)
Income (loss) from resolution of covered assets, net	7,068	1,486	8,554	112,777	(76,978)	35,799
Gain (loss) on sale of OREO	(27,339)	20,813	(6,526)	2,270	(766)	1,504
Impairment of OREO	(21,823)	17,488	(4,335)	(12,164)	9,833	(2,331)
Net OREO gain (loss)	(49,162)	38,301	(10,861)	(9,894)	9,067	(827)
Total	$(51,910)	$36,857	$(15,053)	$57,726	$(44,932)	$12,794

The following table provides further detail of the components of “Income from resolution of covered assets, net” (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Payments in full	$18,917	$47,380	$69,812	$122,500
Foreclosures	(8,715)	(25,387)	(40,175)	(9,675)
Short sales	(4,702)	(2,857)	(21,231)	13,465
Modifications	—	376	—	(2,048)
Charge-offs	(1,363)	(5,612)	(6,334)	(15,352)
Recoveries	565	3,887	4,996	3,887
Income from resolution of covered assets, net	$4,702	$17,787	$7,068	$112,777

As expected, the impact of payments in full and charge-offs on the results of operations declined for the three and nine month periods ended September 30, 2011 as compared to the three and nine month periods ended September 30, 2010 as additional history with the performance of covered loans has been reflected in our updated cash flow forecasts and as the number of paid in full resolutions has declined.  Losses from short sales and foreclosures increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to continuing home price deterioration in our primary market areas. The decline in losses from foreclosures for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 resulted from lower levels of foreclosure activity.

Certain OREO related expenses, including attorney’s fees, foreclosure costs, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered asset. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended September 30, 2011 and 2010, non-interest expense includes approximately $6.0 million and $11.9 million, respectively, of disbursements subject to reimbursement under the Loss Sharing Agreements. For the nine months ended September 30, 2011 and 2010, non-interest expense includes approximately $23.5 million and $40.2 million, respectively, of such disbursements. During the nine months ended September 30, 2011 and 2010, claims of $24.6 million and $22.4 million, respectively, were submitted to the FDIC for reimbursement. As of September 30, 2011, $21.3 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods.

Non-Interest Expense

The Company reported non-interest expense of $79.8 million for the three months ended September 30, 2011 as compared to $79.9 million for the three months ended September 30, 2010.  Non-interest expense was $380.0 million and $220.0 million for the nine months ended September 30, 2011 and 2010, respectively. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee compensation and benefits	$41,350	$36,830	$232,020	$100,334
Occupancy and equipment	9,879	6,502	26,275	20,144
Impairment of other real estate owned	4,037	6,263	21,823	12,164
Foreclosure expense	3,859	7,616	14,386	26,991
(Gain) loss on sale of other real estate owned	2,865	897	27,339	(2,270)
Other real estate owned related expense	2,188	4,287	9,120	13,173
Change in value of FDIC warrant	—	1,297	—	4,502
Deposit insurance expense	134	3,469	6,652	10,420
Professional fees	5,468	4,407	12,204	9,069
Telecommunications and data processing	2,951	3,036	9,817	8,772
Other non-interest expense	7,021	5,309	20,344	16,749
Total non-interest expense	$79,752	$79,913	$379,980	$220,048

Employee compensation and benefits expense increased by $4.5 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Occupancy and equipment costs increased by $3.4 million for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 and by $6.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The increases in employee compensation and benefits and occupancy and equipment costs reflect the hiring of experienced commercial lending teams and the opening and refurbishment of branches.

Employee compensation and benefits for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was impacted by a one-time equity based compensation charge of $110.4 million recorded in conjunction with the consummation of the IPO of our common stock in February, 2011.  Prior to consummation of the IPO, our employee compensation and benefits expense included expense related to Profits Interest Units (“PIUs”) issued to certain members of executive management. The PIUs were divided into two equal types of profits interests. Half of the PIUs, referred to as time-based PIUs, vested with the passage of time following the grant date. The remaining half of the PIUs, referred to as IRR-based PIUs, vested immediately prior to the consummation of the IPO. Immediately prior to the consummation of the IPO, the time-based and IRR-based PIUs were exchanged for a combination of vested and unvested shares of the Company’s common stock and vested and unvested stock options.  Share based compensation expense of $110.4 million related to these instruments was recorded in conjunction with the IPO.  This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company’s capital position.  In addition to this one-time charge, employee compensation and benefits expense for the three and nine months ended September 30, 2011 included equity based compensation expense of $9.5 million and $25.3 million, respectively, related to stock options and stock awards granted to employees in 2010 and 2011 and the instruments received in exchange for PIUs. Employee compensation and benefits expense for the three and nine months ended September 30, 2010 included $9.7 million and $20.9 million, respectively, in equity based compensation, primarily related to the PIUs.

Impairment of OREO decreased by $2.3 million for the three months ended September 30, 2011 to $4.0 million from $6.3 million for the three months ended September 30, 2010, primarily due to a decline in OREO inventory and sales activity. For the nine months ended September 30, 2011, impairment of OREO increased by $9.6 million from $12.2 million to $21.8 million. Losses on sale of OREO increased by $2.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 and by $29.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  These increasing loss trends are mainly attributable to continuing home price deterioration in our primary market areas.

OREO and foreclosure expense remain at high levels, however, in the aggregate, these expenses declined by $5.9 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 and by $16.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. These decreases reflect a decline in the levels of OREO and foreclosure activity. At September 30, 2011, approximately 3,200 units were in the foreclosure pipeline, down from approximately 5,500 units at September 30, 2010.

At September 30, 2011, all OREO properties were covered by the Loss Sharing Agreements with the FDIC. OREO losses and OREO and foreclosure expenses are therefore substantially offset by non-interest income related to indemnification by the FDIC as discussed above.

The change in value of the FDIC warrant for the three and nine month periods ended September 30, 2010 resulted from the change in fair value of a liability classified warrant issued to the FDIC in conjunction with the Acquisition.  The warrant was redeemed for cash in February of 2011.

The decrease in deposit insurance expense for the three and nine month periods ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 reflects favorable changes in the deposit insurance base and the factors used to calculate the deposit insurance premium.

The primary cause of the increase in professional fees for the three and nine month periods ended September 30, 2011 relative to the comparable periods in 2010 was $1.3 million in expense related to the pending acquisition of Herald National Bank.

Income Taxes

The provision for income taxes was $35.0 million for three months ended September 30, 2011 and $26.1 million for the three months ended September 30, 2010.  The Company’s effective tax rate was 43% and 37% for the three months ended September 30, 2011 and 2010, respectively.  The effective tax rate differed from the statutory federal income tax rate of 35% primarily due to state income taxes and certain non-deductible equity based compensation expense.

For the nine months ended September 30, 2011 and 2010, the provision for income taxes was $96.6 million and $102.9 million, respectively.  The Company’s effective tax rate was 82% and 40% for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, the Company’s effective tax rate differed from the statutory federal tax rate primarily due to the $110.4 million charge to compensation expense recorded in conjunction with the IPO.  This expense is not deductible for income tax purposes.  Additionally, a provision of approximately $8.1 million, including penalties and interest, was recorded for uncertain state income tax positions during the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, the effective tax rate differed from the statutory federal tax rate primarily due to state income taxes and non-deductible equity based compensation.

At September 30, 2011 and December 31, 2010, the Company had net deferred tax liabilities of $31.2 million and $4.6 million, respectively.

Financial Condition

Loans, OREO and certain investment securities, including certain private label mortgage-backed and non-investment grade securities acquired in the Acquisition are covered by the Loss Sharing Agreements. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to these assets. Under the Loss Sharing Agreements, the FDIC will cover 80% of losses and certain expenses related to the covered assets up to a $4.0 billion stated threshold and 95% of losses and certain expenses that exceed the $4.0 billion stated threshold. At September 30, 2011, $2.7 billion or 68% of loans, net of discounts and deferred origination fees and costs, were covered loans and $242.3 million or 6% of investment securities available for sale were covered securities.  All of the Company’s OREO at September 30, 2011 was covered by the Loss Sharing Agreements.

Total loans, prior to deducting discounts and deferred origination fees and costs, increased by $86.8 million to $4.1 billion at September 30, 2011 from $4.0 billion at December 31, 2010.  Resolution of loans acquired in the Acquisition led to a decline of $651.7 million in the Acquired portfolio from December 31, 2010 to September 30, 2011 while new loans grew by $738.6 million.  New residential loans grew by $250.2 million and new commercial and commercial real estate loans grew by $487.4 million during the nine months ended September 30, 2011.  Residential loan growth was attributable primarily to purchases of residential mortgages. New loans, before deducting deferred origination fees and costs, grew by $378.1 million during the three months ended September 30, 2011.

The portfolio of available for sale securities has grown to $3.9 billion at September 30, 2011from $2.9 billion at December 31, 2010. Growth of the investment portfolio continues to be driven by the deployment of cash generated from loan resolution activity and claims paid by the FDIC during a period of diminished loan demand.

Average interest earning assets increased $206.1 million to $7.9 billion for the nine months ended September 30, 2011 from $7.7 billion for the nine months ended September 30, 2010. This increase was driven primarily by an increase in the average balance of investment securities, partially offset by a decline in the average balance of loans resulting from covered loan resolutions. Average non-interest earning assets declined by $604.1 million, largely due to the decrease in the FDIC indemnification asset from claims paid.

Average interest bearing liabilities decreased by $850.4 million to $8.5 billion for the nine months ended September 30, 2011 from $9.4 billion for nine months ended September 30, 2010, reflecting a decrease in average interest-bearing deposits. The reduction in outstanding interest-bearing deposits resulted from the continued run-off of time deposits assumed in the Acquisition. Average non-interest bearing liabilities increased by $175.1 million, primarily as a result of an increase in non-interest bearing demand deposits. Average equity increased by $249.8 million.  The increase in average equity resulted from proceeds of the IPO, credits to paid-in capital related to equity based compensation and the retention of earnings, net of dividends paid.

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

The following tables show, as of September 30, 2011 and December 31, 2010, the amortized cost and fair value of investment securities available for sale and the breakdown of covered and non-covered securities (in thousands):

	September 30, 2011
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,822,470	$31,435	$(441)	$1,853,464	$1,822,470	$1,853,464
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	484,928	9,022	(268)	493,682	484,928	493,682
Private label residential mortgage backed securities and CMO’s	170,951	48,324	(278)	218,997	185,473	1,921	(131)	187,263	356,424	406,260
Private label commercial mortgage backed securities	—	—	—	—	157,553	1,697	—	159,250	157,553	159,250
Non mortgage asset-backed securities	—	—	—	—	418,001	4,963	(1,191)	421,773	418,001	421,773
Mutual funds and preferred stocks	16,382	949	(461)	16,870	235,689	1,408	(5,795)	231,302	252,071	248,172
State and municipal obligations	—	—	—	—	24,851	259	(6)	25,104	24,851	25,104
Small Business Administration securities	—	—	—	—	277,166	1,788	(8)	278,946	277,166	278,946
Other debt securities	3,860	2,565	—	6,425	—	—	—	—	3,860	6,425
Total	$191,193	$51,838	$(739)	$242,292	$3,606,131	$52,493	$(7,840)	$3,650,784	$3,797,324	$3,893,076

	December 31, 2010
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910	$1,282,757	$1,290,910
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	599,682	14,054	(1,105)	612,631	599,682	612,631
Private label residential mortgage backed securities and CMO’s	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630	320,096	382,920
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994	407,158	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018	136,489	138,535
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960	22,898	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891	62,831	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—	3,695	6,761
Total	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034	$2,835,606	$2,926,602

Covered securities include private label mortgage-backed securities and mortgage-backed security mutual funds, trust preferred collateralized debt obligations, Agency preferred stocks, and corporate securities covered under the non-residential loss sharing agreement.  To date, the Company has not submitted any claims for reimbursement related to the covered securities.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of September 30, 2011.  Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities.  Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$345,676	1.87%	$881,955	2.04%	$497,847	2.39%	$127,986	1.71%	$1,853,464	2.08%
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	133,950	4.45%	299,229	3.82%	58,687	4.08%	1,816	5.43%	493,682	4.02%
Private label residential mortgage backed securities and CMO’s	103,551	5.48%	171,782	6.23%	75,230	7.48%	55,697	8.27%	406,260	6.55%
Private label commercial mortgage backed securities	—	0.00%	65,667	3.61%	93,583	3.60%	—	0.00%	159,250	3.61%
Non mortgage asset-backed securities	77,308	2.66%	201,107	2.62%	108,624	2.62%	34,734	3.39%	421,773	2.69%
State and municipal obligations	7,250	0.76%	14,663	1.96%	2,672	2.85%	519	0.82%	25,104	1.68%
Small Business Administration securities	55,789	1.84%	131,752	1.84%	63,489	1.81%	27,916	1.75%	278,946	1.83%
Other debt securities	—	0.00%	—	0.00%	—	0.00%	6,425	3.79%	6,425	3.79%
Total investment portfolio	$723,524	2.89%	$1,766,155	2.82%	$900,132	3.00%	$255,093	3.33%	$3,644,904	2.91%

Mutual funds and preferred stocks with no scheduled maturity									248,172	5.80%

Total investment securities available for sale									$3,893,076	3.10%

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

The carrying value of investment securities in an unrealized loss position totaled $638.3 million with unrealized losses of $8.6 million at September 30, 2011.  At December 31, 2010, the carrying value of investment securities in an unrealized loss position totaled $717.6 million with unrealized losses of $7.8 million.  At September 30, 2011, securities with a carrying value of $125.2 million and unrealized losses of $1.0 million had been in continuous unrealized loss positions for 12 months or longer.  No securities had been in continuous unrealized loss positions for 12 months or more at December 31, 2010.

No securities have been determined to be other-than-temporarily impaired as of September 30, 2011.  Approximately 89% of the securities purchased since the Acquisition are U.S. government agency-backed or currently rated AAA. The timely repayment of principal and interest on the U.S. Government agency and sponsored enterprise mortgage-backed securities and U.S. Small Business Administration securities is either explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. We used third party developed credit and prepayment behavioral models incorporating CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions to perform projected cash flow analyses of the private label mortgage-backed securities, Re-Remics and non-mortgage asset backed securities. Based on the results of this analysis, no credit losses were projected.  In evaluating investments in equity securities for other-than-temporary impairment, we consider the ratings of the securities, the financial condition and earnings performance of the issuers, the severity and duration of impairment and other factors we consider to be relevant in the circumstances. We do not intend to sell securities in an unrealized loss position and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis.

As a member institution of the Federal Home Loan Bank of Atlanta, BankUnited is required to own capital stock in the FHLB. No market exists for this stock, and the Bank’s investment can be liquidated only through repurchase by the FHLB; such repurchases have historically been at par. We monitor our investment in FHLB stock for impairment through review of recent financial results, dividend payment history and information from credit agencies. As of September 30, 2011, we had not identified any indicators of impairment of FHLB stock.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. At September 30, 2011 and December 31, 2010, respectively, 68% and 86% of total loans, net of discounts and deferred origination fees and costs, were covered loans. The following table shows the composition of the Company’s loan portfolio at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011						December 31, 2010
	Covered Loans		Non-Covered Loans			Percent	Covered Loans		Non-Covered Loans		Percent
	ACI	Non-ACI	ACI	New Loans	Total	of Total	ACI	Non-ACI	New Loans	Total	of Total
Residential:
1-4 single family residential	$1,923,584	$131,167	$—	$363,542	$2,418,293	59.4%	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	80,964	191,010	—	2,337	274,311	6.7%	98,599	206,797	2,255	307,651	7.7%
Total	2,004,548	322,177	—	365,879	2,692,604	66.1%	2,519,615	358,742	115,694	2,994,051	75.2%
Commercial:
Multi-family	62,995	4,588	—	52,849	120,432	3.0%	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	247,994	33,844	3,882	225,184	510,904	12.6%	299,068	33,938	118,857	451,863	11.4%
Construction	5,416	—	—	17,316	22,732	0.6%	8,267	—	8,582	16,849	0.4%
Land	33,005	165	—	3,637	36,807	0.9%	48,251	170	1,873	50,294	1.3%
Commercial loans and leases	28,643	28,851	—	618,572	676,066	16.6%	49,731	30,139	266,586	346,456	8.7%
Total	378,053	67,448	3,882	917,558	1,366,941	33.7%	478,332	69,795	430,169	978,296	24.6%

Consumer:	3,033	—	—	4,047	7,080	0.2%	4,403	—	3,056	7,459	0.2%
Total loans	2,385,634	389,625	3,882	1,287,484	4,066,625	100.0%	3,002,350	428,537	548,919	3,979,806	100.0%

Unearned discount and deferred fees and costs, net	—	(31,372)	—	(20,179)	(51,551)		—	(34,840)	(10,749)	(45,589)
Loans net of discount and deferred fees and costs	2,385,634	358,253	3,882	1,267,305	4,015,074		3,002,350	393,697	538,170	3,934,217
Allowance for loan losses	(22,132)	(14,933)	—	(17,993)	(55,058)		(39,925)	(12,284)	(6,151)	(58,360)

Loans, net	$2,363,502	$343,320	$3,882	$1,249,312	$3,960,016		$2,962,425	$381,413	$532,019	$3,875,857

Residential Mortgages

Loans secured by residential real estate have consistently represented the majority of the total loan portfolio, although the percentage of the portfolio comprised of residential mortgages is declining as commercial loan originations increase and covered residential loans are resolved.  One-to-four single family residential mortgages totaled $2.4 billion, or 59.4%, of the portfolio and $2.7 billion, or 67.5%, of the portfolio at September 30, 2011 and December 31, 2010, respectively. The decline in this portfolio segment is primarily a result of the resolution of covered loans, including transfers to OREO.  Home equity loans and lines of credit totaled 6.7% and 7.7% of the loan portfolio at September 30, 2011 and December 31, 2010, respectively.  Substantially all of the home equity loans and lines of credit are covered loans.

The non-covered residential loan portfolio includes loans originated and purchased since the Acquisition. We currently originate residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. Newly originated residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We also purchase loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment of the non-agency mortgage market in Florida.  At September 30, 2011, $50.7 million, or 14% of our new one-to-four single family residential loans were originated loans and $312.8 million, or 86%, of our new residential loans were purchased loans.

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

Commercial and commercial real estate loans and leases

The commercial and commercial real estate portfolio segments collectively comprise 71.3% of new loans as of September 30, 2011.

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

Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five years or less, revolving lines of credit which typically mature annually, or financing leases.

Asset Quality

In discussing asset quality, a distinction must be made between covered loans and non-covered loans, substantially all of which are new loans. New loans were underwritten under significantly different and generally more conservative standards than the covered loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option adjustable rate mortgage, or option ARM, loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of covered loans is higher than that of the new loans, our exposure to loss related to the covered loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.

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

New Loans

Overall asset quality of the new loan portfolio at September 30, 2011 is considered by management to be strong.

A key credit quality indicator for commercial real estate and commercial loans is internal risk rating. At September 30, 2011, 2.2% of new commercial and commercial real estate loans were rated special mention or adversely classified. Forty-three new commercial and commercial real estate loans and leases aggregating $7.4 million were rated special mention and thirty-five new commercial and commercial real estate loans and leases aggregating $11.9 million were classified substandard.  At December 31, 2010, twenty new commercial and commercial real estate loans aggregating $9.0 million were rated special mention and twelve new commercial and commercial real estate loans aggregating $5.9 million were classified substandard.

Loan performance, or delinquency status, is considered the most significant credit quality indicator for the residential, home equity and consumer portfolios.  At September 30, 2011, new residential loans delinquent by less than 90 days totaled $1.4 million or 0.4% of the new residential portfolio. At September 30, 2011, new residential loans delinquent 90 days or more totaled $2.0 million or 0.5% of the new residential portfolio.  There were no delinquencies in the new home equity portfolio at September 30, 2011. There were no delinquencies in the new residential mortgage or home equity loan portfolios at December 31, 2010.  Delinquent consumer loans in the new portfolio were insignificant at September 30, 2011 and December 31, 2010.

The majority of our new residential mortgage portfolio consists of purchased loans. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. In general, we purchase performing mortgage pools which have average FICO scores above 700, primarily are owner-occupied and full documentation and have a current LTV less than 80%.  At September 30, 2011, the purchased loan portfolio had the following characteristics: 62.0% were fixed rate loans, 95.8% were full documentation and had an average FICO score of 768 and average LTV of 70.3%. The majority of this portfolio was owner-occupied, with 94.1% primary residence and 5.4% second homes. In terms of vintage, 8.2% of the portfolio was originated pre-2007, 1.2% in 2007, 8.1% in 2008, 3.5% in 2009, 10.4% in 2010 and 68.6% in 2011.

Similarly, the originated loan portfolio had the following characteristics at September 30, 2011: 68.0% were fixed rate loans, 100.0% were full documentation and had an average FICO score of 744 and average LTV of 62.1%. The majority of this portfolio was owner-occupied, with 94.3% primary residence and 5.7% second home. In terms of vintage, 9.5% of the portfolio was originated in 2009, 43.8% in 2010 and 46.7% in 2011.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At September 30, 2011, covered ACI loans totaled $2.4 billion and non-ACI loans, net of unearned discounts and deferred fees and costs, totaled $358.3 million. Covered 1-4 single family residential loans were placed into homogenous pools at Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. At Acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at Acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at Acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any material changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold may be revised as we gain greater experience. Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

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

1-4 single family residential non-ACI loans had an aggregate UPB of $212.8 million as of May 21, 2009. As of September 30, 2011, 38.4% of the UPB had been repaid, demonstrating the intent and ability of borrowers in this group to satisfy their mortgage obligations.  At September 30, 2011, $9.8 million or 9.3% of the 1-4 single family residential non-ACI portfolio was delinquent by 60 days or more. At September 30, 2011, $466.3 million or

24.2% of ACI 1-4 single family residential loans were contractually delinquent by 60 days or more. However, future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

Covered home equity loans and lines of credit had a carrying amount of $268.1 million at September 30, 2011, including ACI loans of $81.0 million and non-ACI loans of $187.1 million. At September 30, 2011, $12.0 million or 6.4% of non-ACI and $15.3 million or 18.9% of ACI home equity loans and lines of credit were 60 days or more contractually delinquent.  Losses related to these loans are significantly mitigated by the Loss Sharing Agreements.

Ongoing asset quality of significant commercial and commercial real estate loans is monitored on an individual basis through the Company’s regular credit review and risk rating process.  At September 30, 2011, non-ACI commercial and commercial real estate loans had a carrying value of $66.2 million, of which $2.6 million were rated special mention, $7.0 million were rated substandard and two relationships with a carrying value of $9.7 million were rated doubtful.  At December 31, 2010, non-ACI loans with a carrying value totaling $12.7 million were rated special mention and loans with a carrying value totaling $8.7 million were rated substandard.  At September 30, 2011, covered ACI commercial and commercial real estate loans had a carrying value of $378.1 million of which $40.8 million were rated special mention, $156.3 million were rated substandard and $.9 million were rated doubtful.  The Company’s exposure to future losses related to these loans is mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

As of September 30, 2011, substantially all of our non-performing assets are covered assets.

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

The following table summarizes the Company’s impaired loans and other non-performing assets at September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Nonaccrual loans
Residential loans:
1-4 single family residential	$9,451	$9,585
Home equity loans and lines of credit	11,950	10,817
Total residential loans	21,401	20,402
Commercial:
Multi-family	27	200
Commercial real estate	317	75
Construction	3	—
Land	332	—
Commercial loans and leases	12,744	5,097
Total commercial loans	13,423	5,372
Total nonaccrual loans	34,824	25,774
Other non-performing loans	2,206	—
Total non-performing loans	37,030	25,774
Other real estate owned	124,990	206,680
Total non-performing assets	162,020	232,454
Impaired ACI loans on accrual status	116,394	262,130
Total impaired loans and non-performing assets	$278,414	$494,584

Non-performing loans to total loans (1)	0.92%	0.66%
Nonperforming assets to total assets	1.47%	2.14%
Allowance for loan losses to total loans (1)	1.37%	1.48%
Allowance for loan losses to non-performing loans	148.68%	226.35%
Net charge-offs to average loans	0.46%	0.37%

(1)           Total loans for purposes of calculating these ratios is net of unearned discounts and deferred fees and costs.

Contractually delinquent ACI loans are not reflected as nonaccrual loans because discount continues to be accreted.  Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days or in foreclosure but still accruing was $493.5 million and $717.7 million at September 30, 2011 and December 31, 2010, respectively.  The decrease in the carrying value of these loans is attributable to loan resolutions, including foreclosures, as well as improvements in our roll rates.

At September 30, 2011 and December 31, 2010, 88.8% and 87.6% of non-performing loans were covered loans, respectively.  All of our OREO properties were covered under the Loss Sharing Agreements at September 30, 2011 and December 31, 2010.  The increase in non-performing loans at September 30, 2011 as compared to December 31, 2010 is attributable primarily to one non-ACI relationship and one new residential loan in default.

At September 30, 2011 there were eight residential and four commercial non-ACI loans with a combined carrying value of $930,000 and one new commercial loan with a carrying value of $231,000 that had been modified in troubled debt restructurings.  These loans are included in total impaired loans in the table above. As of September 30, 2011 and December 31, 2010, there were seven and three commercial ACI relationships with aggregate carrying amounts of $2.0 million and $2.4 million that were the subject of troubled debt restructurings.  These loans are included in impaired ACI loans on accrual status in the table above. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not considered troubled debt restructurings and are not separated from their respective pools when modified. There were no non-ACI loans or new loans that were the subject of troubled debt restructurings at December 31, 2010.

Except for ACI loans, loans are generally placed on nonaccrual status when (i) management has determined that full payment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal and/or interest, unless the loan is well-secured and in the process of collection. Residential and consumer loans not accounted for in pools are returned to accrual status as of the date the loan is no longer delinquent in excess of 90 days and ultimate collectability is assured. Commercial real estate and commercial loans are returned to accruing status only after all past due principal and interest have been collected. Except for ACI loans accounted for in pools, loans that are the subject of troubled debt restructurings are placed on nonaccrual status at the time of the modification unless the borrower has no history of missed payments for nine months prior to the restructuring. If borrowers perform pursuant to the modified loan terms for at least nine months and the remaining loan balances are considered collectable, the loans are returned to accrual status.

Commercial and commercial real estate loans are charged off when, in management’s judgment, the carrying amount of the loan is not collectible. Residential real estate loans and secured consumer loans are typically charged off when they become 120 to 180 days past due, depending on the collateral type. Secured loans may be written down to the fair value of the collateral less estimated disposition costs. Unsecured consumer loans are generally charged off when they become 90 days past due. Home equity loans and lines of credit are fully reserved for when they become 120 days past due, and generally fully charged off at or before reaching 180 days delinquency.

Loss Mitigation Strategies

Although our exposure to loss on covered assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We have increased the quality and experience level of our workout and recovery and mortgage servicing departments. We evaluate each ACI loan to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”) for eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of September 30, 2011, 10,209 borrowers had been counseled regarding their participation in HAMP; 7,674 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of September 30, 2011, 2,078 borrowers who did not elect to participate in the program had been sent termination letters and 1,879 borrowers had been denied due to ineligibility. At September 30, 2011, there were 2,821 permanent loan modifications and 173 active trial modifications.

Other Real Estate Owned

All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$141,723	$163,222	$206,680	$120,110
Transfers from loan portfolio	67,801	118,757	273,345	283,220
Decrease from resolution of covered loans	(5,420)	(11,247)	(23,037)	(1,977)
Sales	(75,077)	(70,183)	(310,175)	(194,903)
Impairment	(4,037)	(6,263)	(21,823)	(12,164)
Balance, end of period	$124,990	$194,286	$124,990	$194,286

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

New and non-ACI Loans

Based on an analysis of historical performance of the non-ACI residential mortgage and home equity portfolio, OREO and short sale losses and recent trending data, we have concluded that changes in LTV ratios and FICO scores are the leading indicators of performance for this portfolio. The non-ACI residential mortgage portfolio has therefore been divided into homogenous groups based on LTV and FICO score for purposes of calculating the allowance for loan losses. Calculated frequency of roll to loss and severity percentages are applied to the dollar value of loans in each group to calculate an overall loss allowance. FICO scores are refreshed quarterly and LTV ratios are updated quarterly using the Case-Shiller quarterly MSA Home Price Index to adjust the original appraised value of the underlying collateral. Frequency is calculated for each pool using a four month roll to loss percentage, based on the assumption that if an event has occurred with a borrower that will ultimately result in a loss, this will manifest itself as a loan in default and in process of foreclosure within four months. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio.

Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity loan portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the allowance for loan losses applicable to new loans. The portfolio of loans originated and purchased since the Acquisition is not seasoned and has not yet developed an observable loss trend. Beginning in the quarter ended September 30, 2011 the allowance for loan losses for new residential loans is based primarily on the six quarter average of charge-off rates published by the Federal Reserve Bank (“FRB”).  We believe use of the six quarter average to be appropriate for this portfolio since it corresponds closely to the vintage of the majority of the portfolio. Prior to September 30, 2011, the allowance for new residential loans was based on thrift industry charge-off rates published by the Office of Thrift Supervision (“OTS”); these rates are no longer available.

The allowance for new and non-ACI commercial loans is based primarily on the Bank’s internal credit risk rating system, the FRB charge-off rates, and management’s assessment of portfolio risk characteristics.  The six quarter average of FRB charge-off rates is used in determining the allowance for new commercial loans since it corresponds closely to the vintage of the portfolio.  The twelve quarter average of FRB charge-off rates is used in determining the allowance for non-ACI commercial loans as this average encompasses both periods of economic contraction and economic growth. For periods prior to September 30, 2011, charge-off rates published by the OTS were used in determining the allowance; these rates are no longer available. The allowance is comprised of specific reserves for significant and classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and smaller balance and non-classified loans. For all commercial and commercial real estate exposures on non-accrual status and graded substandard or doubtful with committed credit facilities greater than or equal to $500,000, a quarterly net realizable value analysis is prepared by the credit, workout and recovery and loan review departments. This analysis forms the basis for specific reserves. Since the new loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI portfolio has limited delinquency statistics, we currently use the FRB charge-off rates and management’s assessment of risk characteristics by portfolio segment in determining the appropriate general reserve percentages. We believe that loans rated special mention or substandard that are not determined to be individually impaired exhibit characteristics indicative of a heightened level of credit risk. Management may therefore augment general reserve percentages for loans in these categories.

Since the new portfolio is not yet seasoned enough to exhibit a loss trend, the allowance for new consumer loans is based primarily on the FRB charge-off rates and management’s assessment of portfolio risk characteristics.

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

For non-ACI loans, the allowance is initially calculated based on unpaid principal balance, or UPB. The total of UPB, less the calculated allowance, is then compared to the carrying amount of the loans. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any such increase in the allowance for non-ACI loans will result in a corresponding increase in the FDIC indemnification asset. For the three months and nine months ended September 30, 2011, we recorded (recoveries) provisions for non-ACI loans of $(0.8) million and $5.5 million, respectively, and for the three months and nine months ended September 30, 2010, we recorded provisions for non-ACI loans of $3.8 million and $15.6 million, respectively.  The majority of the provision for non-ACI loans recorded during the nine months ended September 30, 2011 related to one credit relationship.

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

We recorded (recoveries) provisions for loan losses related to ACI loans of $(5.5) million and $(8.3) million for the three months and nine months ended September 30, 2011 and $14.3 million and $27.0 million for the three months and nine months ended September 30, 2010, respectively.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the period from December 31, 2010 through September 30, 2011 (in thousands):

	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2010	$39,925	$12,284	$6,151	$58,360

Provision for loan losses:
1-4 single family residential	—	(302)	2,687	2,385
Home equity loans and lines of credit	(18,488)	(1,475)	18	(19,945)
Multi-family	(4,168)	(52)	254	(3,966)
Commercial real estate	8,063	788	2,861	11,712
Construction	948	(1)	169	1,116
Land	5,293	—	10	5,303
Commercial loans and leases	89	6,500	6,410	12,999
Consumer	—	—	212	212
Total Provision	(8,263)	5,458	12,621	9,816

Charge-offs:
1-4 single family residential	—	(459)	—	(459)
Home equity loans and lines of credit	—	(1,504)	—	(1,504)
Multi-family	(461)	—	—	(461)
Commercial real estate	(2,055)	(674)	—	(2,729)
Construction	(664)	—	—	(664)
Land	(6,684)	—	—	(6,684)
Commercial loans and leases	(878)	(408)	(794)	(2,080)
Total Charge-offs	(10,742)	(3,045)	(794)	(14,581)

Recoveries:
1-4 single family residential	—	—	—	—
Home equity loans and lines of credit	—	20	—	20
Multi-family	565	—	—	565
Commercial real estate	16	125	—	141
Construction	319	—	—	319
Land	306	—	—	306
Commercial loans and leases	6	91	15	112
Total Recoveries	1,212	236	15	1,463

Balance at September 30, 2011	$22,132	$14,933	$17,993	$55,058

The following table shows the distribution of the allowance for loan losses, broken out between covered and new loans, as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	At September 30, 2011					At December 31, 2010
	Covered		New			Covered		New
	ACI	Non-ACI	Loans	Total	% (1)	ACI	Non-ACI	Loans	Total	% (1)
Residential loans:
1-4 single family residential	$—	$—	$2,855	$2,855	59.4%	$—	$761	$168	$929	67.5%
Home equity loans and lines of credit	—	6,270	21	6,291	6.7%	18,488	9,229	3	27,720	7.7%
Total residential loans	—	6,270	2,876	9,146	66.1%	18,488	9,990	171	28,649	75.2%
Commercial:
Multi-family	1,637	581	1,026	3,244	3.0%	5,701	633	772	7,106	2.8%
Commercial real estate	11,819	657	4,050	16,526	12.6%	5,795	418	1,189	7,402	11.4%
Construction	1,620	—	287	1,907	0.6%	1,017	1	118	1,136	0.4%
Land	2,789	26	112	2,927	0.9%	3,874	26	102	4,002	1.3%
Commercial loans and leases	4,267	7,399	9,375	21,041	16.6%	5,050	1,216	3,744	10,010	8.7%
Total commercial loans	22,132	8,663	14,850	45,645	33.7%	21,437	2,294	5,925	29,656	24.6%
Consumer	—	—	267	267	0.2%	—	—	55	55	0.2%
Total allowance for loan losses	$22,132	$14,933	$17,993	$55,058	100.0%	$39,925	$12,284	$6,151	$58,360	100.0%

(1)           Represents percentage of loans receivable in each category to total loans receivable.

Significant components of the change in the allowance for loan losses at September 30, 2011 as compared to December 31, 2010, include:

•                  A recovery of the provision for losses related to ACI home equity lines of credit of $18.5 million resulting from an improvement in the performance of and expected cash flows from this portfolio;

•                  A $6.0 million increase in the allowance for individual ACI commercial real estate loans;

•                  A $6.2 million increase in the allowance for commercial non-ACI loans, related primarily to a single credit relationship;

•                  An increase of $5.6 million in the allowance for new commercial loans and an increase of $2.7 million in the allowance for new residential loans, driven primarily by growth in the new loan portfolio;

•                  A decrease of $3.0 million in the allowance for non-ACI home equity loans resulting from improved performance in this portfolio segment.

Funding Sources

Deposits are our primary funding source, supplemented by FHLB advances. We continue to work towards optimizing our deposit mix and lowering our cost of deposits by reducing rate sensitive time deposits. At September 30, 2011 approximately 34.8% of total deposits were concentrated in time deposits, with consumer core deposits accounting for 46.3% of total deposits and commercial core deposits accounting for 18.9% of total deposits. At December 31, 2010, time deposits accounted for 44.5% of total deposits while consumer core deposits represented 43.0% of the total and commercial core deposits represented 12.5% of total deposits.  We anticipate that commercial core deposits will drive core deposit growth and comprise an increasing percentage of our deposit base in the future.

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

Deposits

The following table presents information about our deposits for the three months and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$634,205	0.00%	$477,764	0.00%	$593,357	0.00%	$414,350	0.00%
Interest bearing	384,425	0.66%	293,666	0.68%	368,896	0.66%	253,830	0.75%
Money market	2,261,156	0.90%	1,746,200	1.13%	2,084,343	0.90%	1,609,996	1.26%
Savings	1,164,284	0.84%	1,219,604	1.09%	1,225,049	0.85%	1,198,281	1.25%
Time	2,371,668	1.71%	3,687,367	1.93%	2,602,147	1.75%	4,068,348	1.83%
Total	$6,815,738	1.07%	$7,424,601	1.43%	$6,873,792	1.12%	$7,544,805	1.48%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2011 (in thousands):

September 30,
2011
Three months or less	$222,662
Over three through six months	122,037
Over six through twelve months	187,567
Over twelve months	579,152
Total	$1,111,418

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting primarily of securities sold under agreements to repurchase, as of and for the three and nine month periods ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Maximum outstanding at any month-end	$1,104	$1,317	$2,165	$17,459
Balance outstanding at end of period	284	386	284	386
Average outstanding during the period	939	6,120	1,672	10,358
Average interest rate during the period	0.49%	1.50%	0.48%	0.93%
Average interest rate at end of period	0.48%	0.08%	0.48%	0.08%

The Company also utilizes FHLB advances to finance its operations.  The contractual balance of FHLB advances outstanding at September 30, 2011 totaled $2.2 billion, with $1.1 billion, $565.0 million, $505.0 million and $0.4 million maturing in 2012, 2013, 2014 and 2015, respectively.

Liquidity and Capital Resources

Stockholders’ equity has been impacted primarily by proceeds from the IPO, the retention of earnings, the payment of dividends, equity based compensation and to a lesser extent, changes in the unrealized gains, net of taxes, on investment securities available for sale and changes in unrealized losses, net of taxes, on cash flow hedges. Stockholders’ equity increased $247.4 million, or 19.7%, to $1.5 billion at September 30, 2011 from $1.3 billion at December 31, 2010, due primarily to proceeds from the IPO, equity based compensation that resulted in a credit to paid-in capital, and the retention of earnings, offset by $42.5 million in dividends.

The OCC and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2011 and December 31, 2010, BankUnited had capital levels that exceeded the well-capitalized guidelines. In addition, a condition of approval of BankUnited’s application for Federal Deposit Insurance requires BankUnited to maintain a tier 1 leverage ratio of no less than eight percent throughout the first three years of operation. To date, BankUnited has exceeded that requirement.  The Bank’s capital ratios as of September 30, 2011 are presented in the table below (dollars in thousands):

	September 30, 2011
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Ratio	Amount	Ratio	Amount	Ratio	Amount

Tier 1 leverage ratio	10.79%	$1,158,312	8.00%	$859,083	8.00%	$859,083
Tier 1 risk-based capital ratio	37.32%	$1,158,312	6.00%	$186,206	4.00%	$124,137
Total risk based capital ratio	38.17%	$1,184,730	10.00%	$310,343	8.00%	$248,275

The Company’s tangible common equity to tangible assets ratio was 13.08% at September 30, 2011 and 10.97% at December 31, 2010 (see the section entitled “Non-GAAP Financial Measure” below).

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, its cash position and cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, the Bank has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of available for sale securities. The Company’s ALCO policy has established several measures of liquidity, including liquid assets (defined as cash and cash equivalents, and pledgeable securities) to total assets. The Company’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At September 30, 2011, the Company’s liquid assets divided by total assets was 13.69%.

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

The Company’s income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company’s model projects a plus 100, plus 200, and plus 300 basis point change (with rates increasing 25 basis points per month until the applicable limit is reached) as well as a modified flat scenario incorporating a flattened yield curve. We did not simulate a decrease in interest rates at September 30, 2011 due to the extremely low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if net interest income in the plus 200 basis point scenario is within 10% of forecasted net interest income in the most likely rate scenario over the next twelve months and within 12% in the second year. At September 30, 2011, the impact on projected net interest income in a plus 200 basis point scenario is 1.67% in the first twelve months and 10.20% in the second year.

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

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of September 30, 2011 (in thousands):

	Commitments
	Covered	Not Covered	Total
Commitments to fund loans	$—	$148,260	$148,260
Commitments to purchase loans	—	25,554	25,554
Unfunded commitments under existing lines of credit	91,920	383,178	475,098
Commercial and standby letters of credit	—	39,039	39,039
Total	$91,920	$596,031	$687,951

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2011, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at September 30, 2011 was $70.4 million.

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

	September 30,	December 31,
	2011	2010

Total stockholders’ equity	$1,500,906	$1,253,508
Less: goodwill and other intangible assets	68,751	69,011
Tangible common stockholders’ equity	$1,432,155	$1,184,497

Total assets	$11,014,020	$10,869,560
Less: goodwill and other intangible assets	68,751	69,011
Tangible Assets	$10,945,269	$10,800,549

Equity to assets	13.63%	11.53%

Tangible common equity to tangible assets	13.08%	10.97%

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

Item 4.   Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14 day of November 2011.

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