Form 10-K
period 2011-12-31
BankUnited, Inc.
filed 2012-02-28
CIK 1504008

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011 was $992,146,227.

         The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 24, 2012, was 97,703,169.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for the 2012 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III. Items 10, 11, 12 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2011

i

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "project," "predict," "will" and similar expressions identify forward-looking statements.

        These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, historical performance and current financial trends. These statements are only predictions and are not guarantees of future performance. The inclusion of forward-looking statements should not be regarded as a representation by the Company that the future plans, estimates or expectations contemplated by a forward-looking statement will be achieved. Forward-looking statements are subject to various risks and uncertainties and assumptions, including those relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results could differ materially from those contemplated by a forward looking statement. These risks and uncertainties include, without limitation:

  •
  failure to comply with the terms of the Company's Loss Sharing Agreements (as defined below) with the FDIC (as defined below);

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
  interest rate risk;

  •
  loss of executive officers or key personnel; and

  •
  inadequate allowance for credit losses.

        Additional factors are set forth in the Company's filings with the Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K.

        Forward-looking statements speak only as of the date on which they are made. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        As used herein, the terms the "Company," "we," "us" and "our" refer to BankUnited, Inc. and its subsidiaries unless the context otherwise requires.

ii

PART I

Item 1.    Business

Summary

        As of December 31, 2011, BankUnited, Inc. was a savings and loan holding company with two wholly-owned subsidiaries: BankUnited ("BankUnited" or the "Bank"), which is one of the largest independent depository institutions headquartered in Florida by assets, and BankUnited Investment Services, Inc. ("BankUnited Investment Services" or "BUIS"), a Florida insurance agency which provides comprehensive wealth management products and financial planning services, collectively (the "Company"). As of December 31, 2011, BankUnited was a federally-chartered, federally-insured savings association headquartered in Miami Lakes, Florida, with $11.3 billion of assets, more than 1,300 professionals and 95 branches in 15 counties. The Company's goal is to build a premier, large regional bank with a low-risk, long-term value-oriented business model focused on small and medium sized businesses and consumers. We endeavor to provide personalized customer service and offer a full range of traditional banking products and financial services to both our commercial and consumer customers, who are predominantly located in Florida.

        On February 29, 2012, the Company expects to complete its previously announced acquisition of Herald National Bank ("Herald"), and the Bank to complete its previously announced conversion to a national bank charter. Upon the occurrence of these events, the Company will become a bank holding company and will cease to be a savings and loan holding company. Herald will operate as a separate subsidiary of BankUnited, Inc., until the end of August 2012, at which time it will be merged into the Bank.

        BankUnited, Inc. was organized by a management team led by our Chairman, President and Chief Executive Officer, John A. Kanas, on April 28, 2009 and was initially capitalized with $945.0 million by a group of investors. On May 21, 2009, BankUnited was granted a savings association charter and the newly formed bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of BankUnited, FSB (the "Failed Bank"), from the Federal Deposit Insurance Corporation, or the FDIC, in a transaction which we refer to as the Acquisition. Concurrently with the Acquisition, we entered into two loss sharing agreements, or the Loss Sharing Agreements, which cover certain legacy assets, including the entire legacy loan portfolio and other real estate owned ("OREO"), and certain purchased investment securities, including private-label mortgage-backed securities and non-investment grade securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans or covered securities.

        Since the Bank's establishment in May 2009, we have pursued our new strategy and as part of this strategy we have recruited a new executive management team, substantially enhanced our middle management team, redesigned the Bank's underwriting functions, completed a conversion of the Bank's core operating systems, and refurbished and re-branded our existing branch network. BankUnited's Tier 1 leverage ratio was 10.8% and its Tier 1 risk-based capital ratio was 34.6% at December 31, 2011. We intend to invest our excess capital to grow opportunistically both organically and through acquisitions.

        On February 2, 2011, we completed the initial public offering of 33,350,000 shares of our common stock (4,000,000 of which was sold by us) for which we received proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $98.6 million. We refer to this transaction as the IPO. Prior to the IPO we were a direct, wholly owned subsidiary of BU Financial Holdings LLC, or the LLC, a Delaware limited liability company, and whose common equity interests are referred to herein as units. Immediately prior to the consummation of the IPO, the LLC was liquidated and all LLC interests were distributed to the members of the LLC in accordance with its amended and restated limited liability company agreement dated as of May 21, 2009, or the LLC Agreement. All of the transactions necessary to effect the liquidation are collectively referred to herein as the Reorganization.

The Acquisition

        On May 21, 2009, BankUnited entered into a purchase and assumption agreement (the "Purchase and Assumption Agreement") with the FDIC, Receiver of the Failed Bank, to acquire substantially all of the assets and assume all of the non-brokered deposits and substantially all other liabilities of the Failed Bank. Excluding the effects of acquisition accounting adjustments, BankUnited acquired $13.6 billion of assets and assumed $12.8 billion of liabilities. The fair value of the assets acquired was $10.9 billion and the fair value of the liabilities assumed was $13.1 billion. BankUnited received a net cash consideration from the FDIC in the amount of $2.2 billion.

        The acquired assets included $5.0 billion of loans with a corresponding unpaid principal balance, ("UPB"), of $11.2 billion, a $3.4 billion FDIC indemnification asset, $538.9 million of investment securities, $1.2 billion of cash and cash equivalents, $177.7 million of foreclosed assets, $243.3 million of Federal Home Loan Bank ("FHLB"), stock and $347.4 million of other assets. Liabilities assumed included $8.3 billion of non-brokered deposits, $4.6 billion of FHLB advances, and $112.2 million of other liabilities.

        Concurrently with the Acquisition, the Bank entered into the Loss Sharing Agreements with the FDIC with respect to the covered assets. The Bank acquired other BankUnited, FSB assets that are not covered by the Loss Sharing Agreements with the FDIC including cash, certain investment securities purchased at fair market value and other tangible assets. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. At December 31, 2011, the covered assets consisted of assets with a book value of $2.8 billion. The total UPB or, for investment securities, unamortized cost basis, of the covered assets at December 31, 2011 was $6.2 billion. The following charts illustrate the percentage of total assets represented by covered assets at December 31, 2011, 2010 and 2009:

        Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB (or, for investment securities, unamortized cost basis) plus certain interest and expenses. The carrying value of the FDIC indemnification asset at December 31, 2011 was $2.0 billion. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have submitted claims of $1.9 billion to the FDIC for reimbursements under the Loss Sharing Agreements as of December 31, 2011.

        The Loss Sharing agreements consist of a single family shared-loss agreement (the "Single Family Shared-Loss Agreement"), and a commercial and other loans shared-loss agreement, (the "Commercial Shared-Loss Agreement"). The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank's reimbursement for recoveries to the FDIC for ten years from May 21, 2009 for single family residential loans. The Commercial Shared-Loss Agreement provides for FDIC loss sharing for five years from May 21, 2009 and the Bank's reimbursement for recoveries to the FDIC for eight years from May 21, 2009 for all other covered assets.

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

Our Market Area

        We view our market as the southeast region of the United States with a current focus on Florida, and in particular the Miami metropolitan statistical area, or MSA. We believe Florida represents a long-term attractive banking market. After the closing of the Herald acquisition, the New York MSA will also be a market in which we see long-term growth opportunities.

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

        Over time, we will look to expand our branch network outside of Florida in selected markets including New York, where our management team has had significant experience and has the competitive advantage of having managed one of the most successful regional banks in that market. However, until August 2012 certain of our executive officers are subject to non-compete agreements which may restrict them individually from operating in New York, New Jersey and Connecticut.

Products and Services

  Loan Origination Activities

        General.    Our primary lending focus is to serve consumers, commercial and middle-market businesses and their executives with a variety of financial products and services, while maintaining a strong and disciplined credit policy and procedures.

        We offer a full array of lending products that cater to our customers' needs including small business loans, residential mortgage loans, commercial real estate loans, equipment loans and leases, term loans, asset-backed loans, municipal leases, letters of credit and commercial lines of credit. As part of our loan activities, we also purchase performing residential loans on a national basis. We do not originate or purchase negatively amortizing or sub-prime residential loans.

        In 2010 and 2011, we hired a number of commercial lenders and teams from competing institutions in our Florida markets, which has resulted in significant growth in our new loan portfolio. At December 31, 2011, our loan portfolio included $1.7 billion in loans originated or purchased since the Acquisition, including $1.3 billion in commercial and commercial real estate loans and $463.5 million in residential loans. Our consumer loan origination has not been significant.

        Commercial loans.    Our commercial loans, which are generally made to small and middle-market businesses primarily in Florida, include equipment loans, lines of credit, acquisition finance credit facilities and an array of Small Business Administration product offerings, and typically have maturities of 5 years or less. We also offer term financing for the acquisition or refinancing of properties, primarily rental apartments, industrial properties, retail shopping centers and free-standing buildings, office buildings and hotels located primarily in Florida. Other products that we provide include secured lines of credit, acquisition, development and construction loan facilities and construction financing. In addition, in the fourth quarter of 2010, we acquired a small business lending company and a municipal leasing business. We now provide secured loan and lease programs for small and medium sized businesses on a national basis through United Capital Business Lending. These loans and leases are typically used for equipment purchases and upgrades, business expansion and acquisition purposes. Through Pinnacle Public Finance, we also offer tax-exempt leasing to municipalities and governmental entities nationwide for the financing of essential-use assets.

        Residential real estate loans.    At December 31, 2011, the portfolio of 1-4 single family residential loans originated or purchased by us since the Acquisition included $403.2 million of purchased loans and $58.2 million of originated residential real estate loans. We have decided to purchase loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment of the non-agency mortgage market in Florida. While the credit parameters we use for purchased loans are substantially similar to the underwriting guidelines we use for originated loans, differences include: (i) loans are purchased on a nationwide basis, while originated loans are currently limited to Florida; (ii) purchased loans, on average, have a higher principal balance than originated loans; and (iii) we consider payment history in selecting which seasoned loans to purchase, while such information is not available for originated loans. We provide 1-4 single family residential real estate loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates. Loans are currently offered to customers primarily in Florida through BankUnited branches and loan officers. We do not originate subprime loans or option ARM loans. Loans are typically closed-end first lien loans for purposes of property purchased, or for refinancing existing loans with or without cashout. The majority of our loans are owner occupied, full documentation loans. We have not originated a significant amount of home equity loans since the Acquisition.

        Consumer loans.    We offer consumer loans to our customers primarily in Florida for personal, family and household purposes, including home equity loans, auto, boat and personal installment loans. This portfolio segment is currently not significant.

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

        The Bank has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $183.9 million, at December 31, 2011. The present in-house lending limit is $75.0 million based on total credit exposure of a borrower. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors of the Bank.

  Deposits

        We offer traditional deposit products including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Our deposits are insured by the FDIC up to statutory limits. At December 31, 2011, the balance of our interest bearing deposits was $6.6 billion, representing 89.5% of our total deposits, and the balance of our non-interest bearing deposits was $770.8 million, representing 10.5% of our total deposits. Our strategy has been to increase our mix of transaction accounts and reduce our time deposit portfolio. We have a service fee schedule, which is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar fees.

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

        The investment policy is reviewed annually by our Board of Directors. Overall investment goals are established by our Board, Chief Executive Officer, Chief Financial Officer, and members of the Asset/Liability Committee ("ALCO"). The Board has delegated the responsibility of monitoring our investment activities to ALCO. Day-to-day activities pertaining to the investment portfolio are conducted within the Company's Treasury Division under the supervision of the Chief Financial Officer.

        Our strategy for investment security purchases since the Acquisition has been to achieve the objectives noted above, with an emphasis on managing interest rate risk exposure and maintaining liquidity in the portfolio.

Marketing and Distribution

        We conduct our banking business through 95 branches located in 15 counties throughout Florida as of December 31, 2011. Our distribution network also includes 91 ATMs, fully integrated on-line banking, and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers throughout Florida.

        In order to market our products, we use local television, radio, print and direct mail advertising and provide sales incentives for our employees.

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

Information Technology Systems

  Information Technology and Bank Operations

        We have recently made and continue to make significant investments in our information technology systems for our banking and lending operations and cash management activities. We believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. Critical enhancements include the consolidation of all residential servicing to a leading servicing platform, upgrading our general ledger system, selecting an automated anti-money laundering software solution and enhancing other ancillary systems. We also converted our core deposit banking system to more effectively automate bank transactions for our branches, improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support.

        The majority of our systems including our electronic funds transfer or EFT, transaction processing and our online banking services are hosted by third-party service providers. Additionally, we rely on a leading third-party provider to provide a comprehensive, fully integrated solution that gives us the ability to automate areas of our residential loan servicing, including loan set-up and maintenance, customer service, cashiering, escrow administration, investor accounting, default management, corporate accounting and federal regulatory reporting. The scalability of this new infrastructure supports our growth strategy. In addition, the capability of these vendors to automatically switch over to standby systems allows us to recover our systems and provide business continuity quickly in case of a disaster.

  Loan Servicing

        Substantially all of our loans are serviced by us. Since the Acquisition, we have invested heavily in our loan servicing platform to ensure we are making best efforts in minimizing losses on the Covered Loans. Additionally, we have been an active participant in the U.S. Treasury Department's Home Affordable Modification Program ("HAMP") since 2009, which focuses on helping at-risk homeowners avoid foreclosure by reducing payments through interest rate reduction, term extension, principal forbearance and principal forgiveness.

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

  Currently a Savings and Loan Holding Company

        BankUnited is currently a federal savings association organized under the Federal Home Owners' Loan Act, or "HOLA." A federal savings association is commonly referred to as a federal thrift. As a federal thrift, BankUnited is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency ("OCC"). Any entity that directly or indirectly controls a thrift (but that does not control a bank) must be approved to become a savings and loan holding company, or SLHC. The Company, which controls BankUnited, received such approval to become a SLHC on May 21, 2009. As an SLHC, the Company is currently subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve Board. This jurisdiction also extends to any company that is directly or indirectly controlled by us.

        Prior to July 21, 2011, the Company and BankUnited were subject to supervision and regulation by the Office of Thrift Supervision ("OTS"). However, effective July 21, 2011, supervisory and regulatory responsibilities were shifted from the OTS to the Federal Reserve Board with respect to the Company and to the OCC with respect to BankUnited. This shift in jurisdiction was mandated by the Dodd-Frank Act, as noted in the Section below, entitled "The Dodd-Frank Act."

  Will Become a Bank Holding Company

        The Company's regulatory structure will change as a result of two proposed events that are expected to occur on February 29, 2012. First, the Company will acquire control of Herald. Second, the Company will convert the charter of BankUnited from a federal thrift to a national bank to be known as BankUnited, National Association, or "BankUnited, NA." National banks are depository institutions chartered under the federal National Bank Act and regulated and supervised by the OCC.

        The occurrence of these events will cause the Company to control a bank for purposes of the Bank Holding Company Act of 1956, or the "BHC Act." Any entity that directly or indirectly controls a bank must be approved by the Federal Reserve Board under the BHC Act to become a bank holding company, or "BHC." BHCs are subject to regulation, inspection, examination, supervision and enforcement by the Federal Reserve Board under the BHC Act. This Federal Reserve Board's jurisdiction also extends to any company that is directly or indirectly controlled by a BHC. Once the Company becomes a BHC, it would no longer be, and no longer be regulated as, an SLHC.

        The Company has applied for and received all necessary regulatory approvals to acquire Herald, to convert BankUnited from a federal thrift to a national bank, and to thereby become a BHC. Specifically, the OCC approved the Company's acquisition of Herald and BankUnited's conversion to a national bank on February 14, 2012. The Federal Reserve Bank of Atlanta, acting under delegated authority for the Federal Reserve Board, approved the Company's application to become a BHC on February 13, 2012. The Company expects to consummate these transactions on February 29, 2012, and to become a BHC as of that date.

  FDIC Deposit Insurance

        The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of BankUnited (as well as Herald) are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250,000 per depositor.

  Broad Supervision, Examination and Enforcement Powers

        A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements.

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

  •
  limit dividends and distributions;

  •
  restrict growth;

  •
  assess civil monetary penalties;

  •
  remove officers and directors; and

  •
  terminate deposit insurance.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, and subsidiaries of the Company (including BankUnited), or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

  Approval Orders

        On May 21, 2009, we received approvals from the OTS and FDIC for the organization of BankUnited as a federal thrift, for the Company to become a SLHC, and for BankUnited to obtain federal deposit insurance. Those approval orders contained conditions related to the conduct of our business. Those conditions include, among other things, the following requirements:

  •
  during our first three years of operation, BankUnited must maintain a tier 1 capital to adjusted total assets leverage ratio at not less than eight percent; and

  •
  during our first three years of operation, we must operate within the parameters of our business plan and obtain prior written regulatory consent to any material change in our business plan.

        On February 13, 2012, we received approval of the Federal Reserve Board to become a BHC. In connection with that approval, we committed that within a period of two years of becoming a BHC, or by February 29, 2014, we would conform our nonbanking activities to those permissible for a BHC under the BHC Act. In addition, we committed to adding another independent member to our board of directors within 18 months of becoming a BHC, or by the end of August 2013.

        On February 14, 2012, we received approval of the OCC to convert BankUnited to a national bank. In connection with the conversion, BankUnited, NA will enter into an operating agreement with the OCC. Under that agreement, BankUnited, NA will be required to, among other things:

  •
  adopt a comprehensive 3-year business and capital plan acceptable to the OCC;

  •
  operate within the parameters of the plan and obtain prior written non-objection from the OCC for any material change or significant deviation from the plan; and

  •
  at all times continue to maintain a Tier 1 capital to adjusted total assets leverage ratio of not less than eight percent.

  The Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, or SIFIs, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve Board, the OCC, and the FDIC.

        The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and its banking subsidiaries.

  •
  Principal changes for federal thrifts and SLHCs.  The Dodd-Frank Act preserves the charter for federal thrifts, but eliminates the OTS as the primary federal regulator for federal thrifts and SLHCs. The functions of the OTS were allocated among the OCC, FDIC, and the Federal Reserve Board on July 21, 2011. Primary jurisdiction for the supervision and regulation of federal thrifts, including BankUnited, was transferred to the OCC; supervision and regulation of SLHCs, including the Company, was transferred to the Federal Reserve Board. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender, or QTL test. Under the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. BHCs and SLHCs, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that SLHCs be well-capitalized and well managed in the same manner as BHCs in order to engage in the expanded financial activities permissible only for a financial holding company.

  •
  Source of strength.  The Dodd-Frank Act requires all companies, including SLHCs and BHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to its insured depository institution subsidiaries should they experience financial distress.

  •
  Limitation on federal preemption.  The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely on federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal thrifts, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to BankUnited, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

  •
  Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, in an effort to require steps to verify a borrower's ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

  •
  Imposition of restrictions on certain activities.  The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and record keeping. In addition, certain swaps and other derivatives activities are required to be "pushed out" of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also will require certain persons to register as a "major swap participant" or a "swap dealer." The U.S. Commodity Futures Trading Commission, the SEC and other U.S. regulators are in the process of adopting regulations to implement the Dodd-Frank Act. It is anticipated that this rulemaking process will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. These restrictions may affect our ability to manage certain risks in our business.

  •
  Expanded FDIC resolution authority.  While insured depository institutions have long been subject to the FDIC's resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain "covered financial companies," including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act, or FDIA bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. On July 6, 2011, the FDIC approved a final rule, which became effective on August 15, 2011, implementing the orderly liquidation authority.

  •
  Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. On July 21, 2011, the CFPB assumed its authority to supervise and enforce existing consumer financial protection rules.

  •
  Deposit insurance.  The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDIA also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the deposit insurance fund, or DIF, of the FDIC will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by BankUnited and Herald.

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

  Notice and Approval Requirements Related to Control

        Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the Savings and Loan Holding Company Act, the BHC Act and the Change in Bank Control Act. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of the Company were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

  Permissible Activities and Investments

        Banking laws generally restrict the ability of the Company and its subsidiaries from engaging in activities other than those determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999, or "GLB Act," expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, SLHCs like the Company currently must be well-capitalized and well managed in the same manner as BHCs in order to engage in the expanded financial activities permissible only for a financial holding company.

        In addition, as a general matter, the establishment or acquisition by the Company of a depository institution or, in certain cases, a non-bank entity, requires prior regulatory approval.

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

        BankUnited is subject to various regulatory capital adequacy requirements. The Federal Deposit Insurance Corporation Improvement Act, or "FDICIA," requires that the federal regulatory agencies adopt regulations defining five capital tiers for depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could have a direct material adverse effect on our financial condition.

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

        In order to be deemed well-capitalized, FDIC-insured depository institutions (such as BankUnited) currently are required to (i) maintain a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (measured as Tier 1 capital to adjusted total assets) and (ii) not be subject to any written agreement, order, capital directive or prompt corrective action issued by its banking regulator(s) to meet and maintain a specific capital level for any capital measure. The regulators may set higher capital requirements for an individual institution when particular circumstances warrant. The OTS has required BankUnited to maintain a Tier 1 capital to adjusted total assets leverage ratio of not less than 8% for the first three years of its operation. In addition, under BankUnited, NA's operating agreement with the OCC, BankUnited, NA will be required continue to maintain this same 8% ratio. At December 31, 2011, BankUnited's Tier 1 leverage ratio was equal to 10.8%.

        In July 2011, the OCC assumed the OTS's powers with respect to federal savings associations (like BankUnited currently), as well as rulemaking authority over all savings associations (except for the limited rulemaking authority transferred to the Federal Reserve Board). Although the federal banking agencies have substantially similar capital adequacy standards and utilize the same accounting standards, some differences in capital standards exist, such as the regulatory treatment of noncumulative perpetual preferred stock and the risk-weightings assigned to certain assets. The OCC also limits the amount of subordinated debt and intermediate-term preferred stock that may be treated as part of Tier 2 capital to 50% of Tier 1 capital, whereas the OTS did not prescribe such a restriction. Finally, the OCC recognizes an additional category, "Tier 3 capital," consisting of forms of unsecured, subordinated debt that can be allocated for market risk and is included in the total risk-based capital ratio numerator.

        At this time, banking regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. The regulators may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

        As an additional means to identify problems in the financial management of depository institutions, the FDIA requires federal banking regulators to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

        SLHCs are not currently required to maintain specific minimum capital ratios. However, as a result of the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. BHCs will in the future become applicable to SLHCs. The Dodd-Frank Act generally authorizes the Federal Reserve Board to promulgate capital requirements for SLHCs, an action the Federal Reserve Board has indicated that it will take once it adopts consolidated capital standards under Basel III (described below).

        Once the Company becomes a BHC, it must comply with the capital requirements imposed on BHCs. The Federal Reserve Board requires BHCs to maintain a minimum Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio. In addition, the Federal Reserve Board requires BHCs that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of Tier 3 capital. Also, the Federal Reserve Board considers a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities.

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

        The FDIA requires federal banking regulators to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation. Under this system, the federal banking regulators have established five capital categories, well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

  Basel, Basel II and Basel III Accords

        The current risk-based capital guidelines that apply to BankUnited are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by U.S. federal banking agencies. In 2008, federal banking agencies began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or "core" international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

        If adopted by federal banking agencies, Basel III could lead to higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators. We cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon our earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

  Qualified Thrift Lender Test

        Federal banking laws require a thrift to meet the QTL test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments," such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities, on a monthly average basis in at least nine months out of every twelve months. A thrift that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a QTL to pay dividends. Specifically, the thrift is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve Board. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to remedial enforcement action. At December 31, 2011, BankUnited was in compliance with the QTL test.

        HOLA limits the amount of non-residential mortgage loans a federal savings association, such as BankUnited, may currently make. Separate from the QTL test, the law limits a federal savings association to a maximum of 20% of its total assets in commercial loans not secured by real estate; however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institution's total capital. An institution can also have leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of a savings association's assets. For this purpose, residential mortgage loans and credit card loans, however, are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OCC. At December 31, 2011, BankUnited was in compliance with these limits.

        Upon its conversion to a national bank, BankUnited will no longer be subject to the QTL test or the HOLA limits on making non-residential mortgage loans.

  Regulatory Limits on Dividends and Distributions

        Federal law currently imposes limitations upon certain capital distributions by thrifts, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The Federal Reserve Board and OCC regulate all capital distributions by BankUnited directly or indirectly to us, including dividend payments. BankUnited currently must file an application to receive the approval of the Federal Reserve Board prior to making any proposed capital distribution. Upon BankUnited's conversion to a national bank, application to receive the approval of the Federal Reserve Board prior to making any proposed capital distribution will no longer be required.

        BankUnited may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notified BankUnited that it was in need of more than normal supervision. Under the FDIA, an insured depository institution such as BankUnited is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized." Payment of dividends by BankUnited also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. Additionally, the Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a QTL to pay dividends.

        Under BankUnited, NA's operating agreement with the OCC, BankUnited, NA will not be permitted to declare or pay a dividend or reduce its capital unless it would maintain a Tier 1 capital to adjusted total assets leverage ratio of not less than 8% both before and after the paying the dividend or reducing its capital and otherwise be in compliance with its comprehensive business plan.

  Reserve Requirements

        Pursuant to regulations of the Federal Reserve Board, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

  Liability of Commonly Controlled Institutions

        FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same company and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same company. "Default" means generally the appointment of a conservator or receiver for the institution. "In danger of default" means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

        The cross-guarantee liability for a loss at a commonly controlled institution is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions). After the Company acquires Herald and BankUnited converts to a national bank, BankUnited, NA and Herald will be commonly controlled by the Company.

  Limits on Transactions with Affiliates and Insiders

        Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit or, an affiliate be on terms at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

        The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve Board to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

        The Federal Reserve Board's Regulation O and OCC regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal stockholders and their related interests.

  Examination Fees

        The OCC currently charges fees to recover the costs of examining federal thrifts and national banks, processing applications and other filings, and covering direct and indirect expenses in regulating thrifts and national banks. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

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

  Depositor Preference

        The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If we invest in or acquire an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

  Federal Home Loan Bank System

        BankUnited is a member of the Federal Home Loan Bank of Atlanta, which is one of the twelve regional FHLB's composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankUnited is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankUnited has always been in compliance with this requirement with an investment in FHLB of Atlanta stock. BankUnited will continue its FHLB membership after converting to a national bank.

  Federal Reserve Bank System

        Upon conversion of its charter to that of a national bank, BankUnited will be required to hold shares of capital stock in the Federal Reserve Bank of Atlanta.

  Anti-Money Laundering and OFAC

        Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

        The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or BankUnited finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or BankUnited must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

  Consumer Laws and Regulations

        Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

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

  The Community Reinvestment Act

        The Community Reinvestment Act, or "CRA," is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the federal banking bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. When the Company or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and the Company's depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Since the Acquisition, bank regulators have not conducted a CRA exam of BankUnited.

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

Employees

        At December 31, 2011, we employed 1,335 full-time employees and 30 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

        In May 2009, we purchased substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of the Failed Bank in an FDIC-assisted transaction, and presently a substantial portion of BankUnited's revenue is derived from such assets. The purchased loans, commitments, foreclosed assets and certain securities are covered by the Loss Sharing Agreements with the FDIC, which provide that a significant portion of the losses related to the covered assets will be borne by the FDIC. Under the Loss Sharing Agreements, we are obligated to comply with certain loan servicing standards, including requirements to participate in government-sponsored loan modification programs. As these standards evolve, we may experience difficulties in complying with the requirements of the Loss Sharing Agreements, which could result in covered assets losing some or all of their coverage. BankUnited is subject to audits with the terms of the Loss Sharing Agreements by the FDIC through its designated agent. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets losing their loss sharing coverage. See Item 1 "Business—The Acquisition."

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

Delinquencies and defaults in residential mortgages continue to increase, creating a backlog in courts and an increase in the amount of legislative action that might restrict or delay our ability to foreclose and hence delay the collection of payments for single family residential loans under the Loss Sharing Agreements.

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

        Soft residential and commercial real estate markets, higher delinquency and default rates, and increasingly volatile and constrained secondary credit markets have affected the mortgage industry generally, and Florida in particular, which is where our business is currently most heavily concentrated. Our financial results may be adversely affected by changes in real estate values. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If the slowdown in the real estate market continues, we could experience higher charge-offs and delinquencies beyond that which is provided in the allowance for loan and lease losses. Although we have the Loss Sharing Agreements with the FDIC, these agreements do not cover 100% of the losses attributable to covered assets. In addition, the Loss Sharing Agreements will not mitigate any losses on our non-covered assets and our earnings could be adversely affected through a higher than anticipated provision for loan losses on such assets.

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

Our business is susceptible to interest rate risk.

        Our earnings and cash flows depend to a great extent upon the level of our net interest income. The current low level of market interest limits our ability to add higher yielding assets to the balance sheet and may have a negative impact on our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results.

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

        We maintain an allowance for loan and lease losses that represents management's estimate of probable losses inherent in our credit portfolio. This estimate requires management to make certain assumptions and involves a high degree of judgment, particularly as our originated loan portfolio is not yet seasoned and has not yet developed an observable loss trend and covered loans that did not exhibit evidence of deterioration in credit quality at acquisition, or non-ACI loans, have limited delinquency statistics. Management considers numerous factors, including, but not limited to, internal risk ratings, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, the proportion of non-performing and restructured loans in the loan portfolio, origination channels, product mix, underwriting practices, industry conditions, economic trends and net charge-off trends.

        If management's assumptions and judgments prove to be incorrect, our current allowance may be insufficient and we may be required to increase our allowance for loan and lease losses. In addition, federal and state regulators periodically review our allowance for loan and lease losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Continued adverse economic conditions could make management's estimate even more complex and difficult to determine. Any increase in our allowance for loan and lease losses will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of the Allowance for Loan and Lease Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Loan and Lease Losses."

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

        Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource our major systems including our electronic funds transfer transaction processing, cash management and online banking services. We rely on these systems to process new and renewal loans, gather deposits, provide customer service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Reputational risks could affect our results.

        Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices. Adverse perceptions regarding our business practices could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

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

Global economic conditions may adversely affect our business and results of operations.

        There continues to be significant volatility and uncertainty in the global economy which has affected and may continue to affect the markets in which we operate. In particular, the current uncertainty in Europe, including concerns that certain European countries may default on payments due on their sovereign debt, and any resulting disruption may affect interest rates, consumer confidence levels and spending, bankruptcy and default rates, commercial and residential real estate values, and other factors. While we do not have direct exposure to European sovereign debt or the European credit markets, market disruptions in Europe could spread into markets in which we operate. A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could have adverse effects on our business including:

  •
  A decrease in the demand for loans and other products and services offered by us;

  •
  A decrease in the value of our assets; and

  •
  An increase in loan delinquencies and defaults.

        If economic conditions worsen or remain volatile, our business, financial condition and results of operations could be adversely affected.

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

        We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

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

Failure to comply with the business plan to be filed with the OCC could have an adverse affect on our ability to execute our business plan.

        In conjunction with the conversion of its charter to that of a national bank, BankUnited is required to file a business plan with the OCC. Failure to comply with the business plan could subject the bank to regulatory actions that could impede our ability to execute our business strategy. The provisions of the business plan will restrict our ability to engage in business activities outside of those contemplated in the business plan without regulatory approval.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

        Federal banking agencies, including the OCC and Federal Reserve Board, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in BankUnited's capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate BankUnited's deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

        We intend to complement and expand our business by pursuing strategic acquisitions of banks and other financial institutions. We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, and our future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution's record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

        The federal Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the U.S. Treasury Department's Office of Foreign Assets Control.

        In order to comply with regulations, guidelines and examination procedures in this area, we have enhanced our anti-money laundering program by adopting new policies and procedures and selecting a new, robust automated anti-money laundering software solution that was implemented in 2011. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2011, we leased 120,672 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices, operations center and a retail branch. We also dedicated approximately 2,100 square feet of this space to house BankUnited Investment Services. At December 31, 2011, we provided banking services at 95 branch locations in 15 Florida counties. Of the 95 branch properties, we leased 87 locations and owned 8 locations.

        At December 31, 2011, we also leased 10,619 square feet of office and operations space in Hunt Valley, Maryland to house United Business Capital Lending, 5,488 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle Public Finance, 18,061 square feet of office and future branch space in New York City, New York, and 7,886 square feet of office and operations space in Melville, New York.

        We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3.    Legal Proceedings

        The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company's consolidated financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Shares of our common stock began trading on the NYSE under the symbol "BKU" on January 28, 2011. The last sale price of our common stock on the NYSE on February 24, 2012 was $23.08 per share.

        The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2011
	High	Low
1st Quarter	$29.90	$27.25
2nd Quarter	29.54	26.10
3rd Quarter	27.60	19.41
4th Quarter	23.49	19.26

        As of February 24, 2012, there were 284 stockholders of record of our common stock.

Equity Compensation Plan Information

        The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2012 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

Dividend Policy

        The Company declared quarterly dividends of $0.14 per share on its common stock in 2011, resulting in total dividends for 2011 of $56.7 million or $0.56 per share on an annualized basis. On October 28, 2010, we paid a quarterly dividend of $14.0 million and an additional one-time special dividend of $6.0 million. In December 2010, we declared a quarterly dividend of $14.0 million, payable in January, 2011. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See Item 1 "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions." During the period ended December 31, 2009, we did not pay a cash dividend to the holder of our common stock. The quarterly dividends on our common stock are subject to the discretion of our Board and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our Board may deem relevant.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between January 28, 2011 (the day shares of our common stock began trading) and December 31, 2011, with the comparative cumulative total return of such amount on the S&P 500 Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock. The graph assumes our closing sales price on January 28, 2011 of $28.40 per share as the initial value of our common stock.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Index	01/28/11	01/31/11	02/28/11	03/31/11	04/30/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/31/11
BankUnited, Inc.	100.00	98.59	99.82	101.59	99.39	100.35	94.40	88.60	83.41	74.34	78.03	77.67	79.24
S&P 500	100.00	100.77	103.99	103.88	106.84	105.39	103.47	101.25	95.50	88.65	98.19	97.70	98.53
S&P Bank	100.00	101.36	102.11	99.82	95.49	93.89	91.80	90.01	80.64	75.59	82.74	82.53	87.20

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Consolidated Financial Data

        You should read the selected consolidated financial data set forth below in conjunction with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below at December 31, 2011, and 2010, and for the years then ended and at December 31, 2009 and for the period then ended is derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data set forth below at September 30, 2008, and 2007, for the period from October 1, 2008 to May 21, 2009 and for the fiscal years ended September 30, 2008, and 2007 has been derived from the consolidated financial statements of the Failed Bank.

        Although we were incorporated on April 28, 2009, neither we nor the Bank had any substantive operations prior to the Acquisition on May 21, 2009. Results of operations of the Company for the post-Acquisition periods are not comparable to the results of operations of the Failed Bank for the pre-Acquisition periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Periods Presented" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Acquisition Accounting, ACI Loan Accounting and the Loss Sharing Agreements."

	BankUnited, Inc.			Failed Bank
	At December 31,			At September 30,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$303,742	$564,774	$356,215	$1,223,346	$512,885
Investment securities available for sale, at fair value	4,181,977	2,926,602	2,243,143	755,225	1,098,665
Loans, net	4,088,656	3,875,857	4,588,898	11,249,367	12,561,693
FDIC indemnification asset	2,049,151	2,667,401	3,279,165	—	—
Goodwill and other intangible assets	68,667	69,011	60,981	28,353	28,353
Total assets	11,322,038	10,869,560	11,129,961	14,088,591	15,107,310
Deposits	7,364,714	7,163,728	7,666,775	8,176,817	7,305,788
Federal Home Loan Bank advances	2,236,131	2,255,200	2,079,051	5,279,350	6,234,360
Total liabilities	9,786,758	9,616,052	10,035,701	13,689,821	13,904,508
Total stockholder's equity	1,535,280	1,253,508	1,094,260	398,770	1,202,802

	BankUnited, Inc.			Failed Bank
			Period from April 28, 2009 to December 31, 2009(1)	Period from October 1, 2008 to May 21, 2009(1)	September 30,
	Year Ended December 31, 2011	Year Ended December 31, 2010
					2008	2007
	(dollars in thousands, except share data)
Consolidated Income Statement Data:
Interest income	$638,097	$557,688	$335,524	$339,068	$834,460	$957,897
Interest expense	138,937	168,200	83,856	333,392	555,594	604,558

Net interest income	499,160	389,488	251,668	5,676	278,866	353,339
Provision for loan losses	13,828	51,407	22,621	919,139	856,374	31,500

Net interest income (loss) after provision for loan losses	485,332	338,081	229,047	(913,463)	(577,508)	321,839
Non-interest income (loss)	163,217	297,779	253,636	(81,431)	(128,859)	28,367
Non-interest expense	455,805	323,320	283,262	238,403	246,480	185,634

Income (loss) before income taxes	192,744	312,540	199,421	(1,233,297)	(952,847)	164,572
Provision (benefit) for income taxes	129,576	127,805	80,375	—	(94,462)	55,067

Net income (loss)	$63,168	$184,735	$119,046	$(1,233,297)	$(858,385)	$109,505

Share Data:
Earnings (loss) per common share, basic	$0.63	$1.99	$1.29	$(12,332,970)	$(8,583,850)	$1,095,054
Earnings (loss) per common share, diluted	$0.62	$1.99	$1.29	$(12,332,970)	$(8,583,850)	$1,095,054
Cash dividends declared per common share	$0.56	$0.37	$—	N/A	N/A	N/A
Other Data (unaudited):
Financial ratios
Return on average assets(2)	0.58%	1.65%	1.69%	(14.26)%	(5.94)%	0.78%
Return on average common equity(2)	4.34%	15.43%	18.98%	(2041.04)%	(75.43)%	10.04%
Yield on earning assets(2)	7.85%	7.23%	7.42%	3.91%	5.91%	6.96%
Cost of interest bearing liabilities(2)	1.62%	1.81%	1.39%	3.94%	4.36%	4.91%
Equity to assets ratio	13.56%	11.53%	9.83%	(7.25)%	2.83%	7.96%
Interest rate spread(2)	6.23%	5.42%	6.03%	(0.03)%	1.55%	2.05%
Net interest margin(2)	6.14%	5.05%	5.58%	0.06%	1.98%	2.57%
Loan to deposit ratio(5)	56.17%	54.92%	60.15%	128.73%	146.33%	172.74%
Asset quality ratios
Non-performing loans to total loans(3)(5)	0.70%	0.66%	0.38%	24.58%	11.98%	1.59%
Non-performing assets to total assets(4)	1.35%	2.14%	1.24%	23.53%	11.13%	1.51%
Allowance for loan and lease losses to total loans	1.17%	1.48%	0.49%	11.14%	5.98%	0.46%
Allowance for loan and lease losses to non-performing loans(3)	167.59%	226.35%	130.22%	45.33%	49.96%	29.15%
Net charge-offs to average loans(2)	0.62%	0.37%	0.00%	5.51%	1.58%	0.08%

	2011	2010	2009(1)	2008	2007
Capital ratios(6)
Tier 1 common capital to total risk weighted assets	34.59%	41.30%	40.42%	4.90%	14.64%
Tier 1 risk-based capital	34.59%	41.30%	40.42%	4.90%	14.64%
Total risk-based capital	35.86%	42.04%	40.55%	6.21%	15.37%
Tier 1 leverage	10.77%	10.34%	8.78%	2.89%	7.84%

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

(3)
We define non-performing loans to include nonaccrual loans, loans, other than ACI loans, that are past due 90 days or more and still accruing and certain loans modified in troubled debt restructurings. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans. The carrying value of ACI loans contractually delinquent by more than 90 days, but not identifed as non-performing was $361.2 million and $717.7 million at December 31, 2011 and December 31, 2010, respectively.

(4)
Non-performing assets include non performing loans and OREO.

(5)
Total loans is net of unearned discounts and deferred fees and costs.

(6)
All capital ratios presented are ratios of the Bank.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of BankUnited, Inc. and its subsidiaries (the "Company", "we", "us" and "our") and should be read in conjunction with the consolidated financial statements, accompanying footnotes and supplemental financial data included herein. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors." We assume no obligation to update any of these forward-looking statements.

Overview

  Performance Highlights

        In measuring our financial performance, we evaluate the level of and trends in net interest income, the net interest margin and interest rate spread, the allowance and provision for loan losses, performance ratios such as the return on average assets and return on average equity, asset quality ratios including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in the loan portfolio and trends in deposit mix. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally.

        Performance highlights include:

  •
  The completion of the IPO of 33,350,000 shares of our common stock in February, 2011 at $27 per share. BankUnited, Inc. sold 4,000,000 shares while selling stockholders sold 29,350,000 shares. We received proceeds of $98.6 million from the offering, net of underwriting discounts and $4.0 million of direct stock issuance costs.

  •
  Equity based compensation expense of $110.4 million recorded in conjunction with the IPO had a significant impact on net income for 2011. This expense was not deductible for income tax purposes. See Note 16 to the consolidated financial statements and the section entitled "Non-Interest Expense" below for further discussion of this expense.

  •
  Net interest income for 2011 was $499.2 million, an increase of $109.7 million over the prior year. The net interest margin increased to 6.14% from 5.05% for 2010. The primary drivers of improvement in the net interest margin were (i) an increase in the average yield on loans resulting primarily from improvements in actual and expected cash flows from loans acquired with evidence of deterioration in credit quality since origination, which we refer to as ACI loans, and (ii) a decrease in the average rate paid on deposits resulting from declines in market interest rates and a continued shift in deposit mix away from time deposits and into demand, savings and money market accounts. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2011 and 2010:

  •
  We experienced strong loan portfolio growth. Loans originated or purchased by us since the Acquisition, which we refer to as "new loans," increased by $1.2 billion in 2011. New loan growth in 2011 outpaced the resolution of covered loans, resulting in net growth in the total loan portfolio. Most of the new loan growth was in the commercial portfolio segment, commensurate with our business strategy, which emphasizes commercial lending. The following charts compare the composition of our loan portfolio at December 31, 2011 and 2010:

  •
  Time deposits decreased as a percentage of total deposits. The following charts illustrate the composition of deposits outstanding at December 31, 2011 and 2010:

  •
  Asset quality remains strong. At December 31, 2011, 98% of the new commercial loan portfolio was rated "pass" and 97% of the new residential portfolio was current. Credit risk related to the covered loans is significantly mitigated by the Loss Sharing Agreements.

  •
  The Bank's capital ratios exceed all regulatory "well capitalized" guidelines. The charts below present BankUnited's regulatory capital ratios compared to regulatory guidelines as of December 31, 2011 and 2010:

  •
  In February, 2012, we received regulatory approvals from the OCC and the Federal Reserve Bank for the acquisition of Herald, a national banking association based in the New York metropolitan area. Herald had total assets of approximately $524 million as of December 31, 2011. The acquisition of Herald will ultimately allow the Company to begin to expand its footprint into the New York market. We anticipate closing the Herald acquisition on February 29, 2012. Herald will be operated as a separate subsidiary of BankUnited, Inc. until August of 2012, at which time we plan to merge Herald into BankUnited.

  Opportunities and Challenges

        Management has identified significant opportunities for our Company, including:

  •
  Our capital position, market presence and experienced lending team position us well to compete for high quality commercial credits in our primary market areas. In 2012, we intend to deploy excess liquidity into loans through expansion of our existing product lines and the introduction of new lending platforms including indirect auto and floor plan loans and an expanded leasing product line. We will continue our existing efforts to favorably resolve covered loans.

  •
  Organic growth through planned expansion of our branch footprint in Florida and in the New York area through the Herald acquisition.

  •
  Potential growth through strategic acquisitions of healthy financial institutions and complementary businesses and participation in the resolution of failed and troubled institutions in the Southeast and New York.

  •
  The potential to further shift our deposit mix from time deposits into lower cost money market and transaction accounts.

  •
  The continued enhancement of our technology platforms will enable us to expand product offerings to our customers and increase operational efficiency.

        We have also identified significant challenges confronting the industry and our Company:

  •
  The economic impact of the financial crisis continued into 2011 and is expected to continue into 2012. Florida home prices continued to decline in 2011, as evidenced by a 6.2% decline in the

    Case-Shiller home price index for the state of Florida over the course of the year. The unemployment rate in Florida remained high, at 9.9% as of December 2011. These continued distressed economic conditions may lead to elevated levels of non-performing assets and deterioration in the credit quality of our loan portfolio and may impact our ability to continue to favorably resolve covered loans.

  •
  Economic conditions in our primary market may serve to limit loan demand, which will impact our ability to add higher yielding assets to the balance sheet and put pressure on our net interest margin.

  •
  The current low interest rate environment is likely to put pressure on our net interest margin, particularly as higher-yielding covered assets are liquidated or mature and are replaced with assets purchased or originated at current market rates of interest.

  •
  Management expects that the Company and the banking industry as a whole may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past.

  •
  Uncertainty about the full impact of new regulation, including the Dodd-Frank Act, may present challenges in the execution of our business strategy and the management of non-interest expense. For additional discussion, see Item 1 "Business—Regulation and Supervision."

  •
  The full integration of Herald into BankUnited in August 2012.

  Periods Presented

        Financial information presented throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the years ended December 31, 2011 and 2010 and the period from May 22, 2009 through December 31, 2009 (which we refer to as the post-Acquisition periods) is that of the Company. Historical financial information for the period from October 1, 2008 through May 21, 2009 and the fiscal year ended September 30, 2008 (which we refer to as the pre-Acquisition periods) is that of the Failed Bank. Results of operations of the Company for the post-Acquisition periods are not comparable to the results of operations of the Failed Bank for the pre-Acquisition period. Results of operations for the post-Acquisition periods reflect, among other things, the application of the acquisition method of accounting, the application of Accounting Standards Codification ("ASC") section 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" to ACI loans, and the impact of the provisions of the Loss Sharing Agreements on certain transactions in the covered assets.

  Impact of Acquisition Accounting, ACI Loan Accounting and the Loss Sharing Agreements

        The application of acquisition accounting, ACI loan accounting and the provisions of the Loss Sharing Agreements have had a material impact on our financial condition and results of operations in the post-Acquisition periods. The more significant ways in which our financial statements have been impacted are summarized below and discussed in more detail throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations":

  •
  Under the acquisition method of accounting, all of the assets acquired and liabilities assumed were initially recorded on the consolidated balance sheet at their estimated fair values as of May 21, 2009. These estimated fair values differed materially from the carrying amounts of many of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Bank immediately prior to the Acquisition. In particular, the carrying amount of investment securities, loans, the FDIC indemnification asset, goodwill and other intangible assets, net deferred tax assets, deposit liabilities, and FHLB advances were materially impacted by these adjustments. The impact of acquisition accounting fair value adjustments on individual line items in the consolidated balance sheet at Acquisition is detailed in Note 2 to the consolidated financial statements;

  •
  Interest income, interest expense and the net interest margin subsequent to the Acquisition reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities;

  •
  The estimated fair value at which the acquired loans were initially recorded by the Company was significantly less than the unpaid principal balances of the loans or the pre-Acquisition carrying value of those loans on the balance sheet of the Failed Bank. No allowance for loan and lease losses was recorded with respect to acquired loans at the Acquisition date. The write-down of loans to fair value in conjunction with the application of acquisition accounting and credit protection provided by the Loss Sharing Agreements results in a significantly lower impact on the results of operations related to the provision for loan losses subsequent to the Acquisition;

  •
  Acquired investment securities were recorded at their estimated fair values at the Acquisition date, significantly reducing the potential for other-than-temporary impairment charges in periods subsequent to the Acquisition for the acquired securities. Certain of the acquired investment securities are covered under the Loss Sharing Agreements. The impact on results of operations of any future other-than-temporary impairment charges related to covered securities would be significantly mitigated by indemnification by the FDIC;

  •
  An indemnification asset related to the Loss Sharing Agreements with the FDIC was recorded in conjunction with the Acquisition. Loans, OREO and certain investment securities, including certain private label mortgage-backed and non-investment grade securities acquired from the Failed Bank are covered by the Loss Sharing Agreements with the FDIC. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to these assets;

  •
  Non-interest income for periods subsequent to the Acquisition includes the effects of accretion of discount on the indemnification asset;

  •
  Non-interest income for the post-Acquisition periods includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Loss Sharing Agreements. The impact of gains or losses related to transactions in covered loans and other real estate owned is significantly mitigated by indemnification by the FDIC;

  •
  Certain loans that may have been reflected as nonaccrual loans in the financial statements of the Failed Bank are not categorized as non-performing assets due to the accounting treatment accorded such loans under ASC Subtopic 310-30. The balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the Acquisition; and

  •
  Goodwill and other intangible assets were recorded in conjunction with the Acquisition.

        These factors also impact the comparability of our financial performance to that of other financial institutions.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

        Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below involve additional management judgment due to the complexity, subjectivity and sensitivity involved in their application.

        Note 1 to the consolidated financial statements contains a further discussion of our significant accounting policies.

  Allowance for Loan and Lease Losses

        The allowance for loan and lease losses ("ALLL") represents management's estimate of probable loan losses inherent in the Company's loan portfolio. Determining the amount of the ALLL is considered a critical accounting estimate because of its complexity and because it requires significant judgment and estimation. Estimates that are particularly susceptible to change that may have a material impact on the amount of the ALLL include:

  •
  the amount and timing of expected future cash flows from ACI loans and impaired loans;

  •
  the value of underlying collateral, which impacts loss severity and certain cash flow assumptions;

  •
  estimated losses based on risk characteristics and risk rating of loans; and

  •
  consideration of a variety of qualitative factors.

        Note 1 of the notes to our audited consolidated financial statements describes the methodology used to determine the ALLL.

  Accounting for Acquired Loans and the FDIC Indemnification Asset

        A significant portion of the covered loans acquired on May 21, 2009 and covered by the Loss Sharing Agreements were ACI Loans. The accounting for ACI loans requires the Company to estimate the timing and amount of cash flows to be collected from these loans and to continually update estimates of the cash flows expected to be collected over the life of the loans. Similarly, the accounting for the FDIC indemnification asset requires the Company to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. Estimated cash flows impact the rate of accretion on covered loans and the FDIC indemnification asset as well as the amount of any ALLL to be established related to the covered loans. These estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to the amount and timing of cash flows to be collected.

        Covered 1-4 single family residential and home equity loans were placed into homogenous pools at Acquisition; the ongoing credit quality and performance of these loans is monitored on a pool basis and expected cash flows are estimated on a pool basis. At Acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at Acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at Acquisition is referred to as the accretable yield and is being recognized as interest income over the life of each pool.

        We monitor the pools quarterly by updating our expected cash flows to determine whether any material changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values. Changes in these assumptions could have a potentially material impact on the amount of the ALLL related to the covered loans as well as on the rate of accretion on these loans. Prepayment, delinquency and default curves used to forecast pool cash flows are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold is judgmentally determined and may be revised as we gain greater experience.

        Generally, commercial loans are monitored and expected cash flows updated individually due to the size and other unique characteristics of these loans. The expected cash flows are estimated based on judgments and assumptions which include credit risk grades established in the Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flows from available collateral, and the contractual terms of the underlying loan agreements. Changes in the assumptions that impact forecasted cash flows could result in a potentially material change to the amount of the ALLL or the rate of accretion on these loans.

        The estimated cash flows from the FDIC indemnification asset are sensitive to changes in the same assumptions that impact expected cash flows on covered loans. Estimated cash flows impact the rate of accretion on the FDIC indemnification asset.

  Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the collateral at the date of foreclosure based on estimates, including some obtained from third parties, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the carrying value does not exceed estimated realizable value. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred. Given the large number of properties included in OREO, and the judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy. Estimates of value of OREO properties at the date of foreclosure are typically based on real estate appraisals performed by independent appraisers. In some cases, if an appraisal is not available, values may be based on brokers' price opinions. These values are generally updated as appraisals become available. Subsequently, values may be updated using Case-Shiller home price indices for the relevant Metropolitan Statistical Area.

  Equity Based Compensation

        Prior to the consummation of the IPO, the LLC had issued equity awards in the form of Profits Interest Units ("PIUs") to certain members of management. Compensation expense related to PIUs was based on the fair value of the underlying units on the date of the consolidated financial statements. At the time of the IPO, the PIUs were exchanged for a combination of vested and unvested shares and vested and unvested options. The fair value of PIUs and options issued in exchange for PIUs was estimated using a Black-Scholes option pricing model, which incorporated significant assumptions as to expected volatility, dividends, terms, risk free rates and, prior to the IPO, equity value per share. Changes in these underlying assumptions would have a potentially material effect on the values assigned to these instruments. Determining the fair value of the PIUs and the options issued in exchange for the PIUs is considered a critical accounting estimate because it requires significant judgments and the determination of fair value may be material to our consolidated financial statements. See "Note 1, Summary of Significant Accounting Policies" and "Note 16, Equity Based Compensation and Other Benefit Plans" to our consolidated financial statements for further information about equity based compensation awards and the techniques used to value them.

  Income Taxes

        The Company is subject to the income tax laws of the United States and states and other jurisdictions where the Company conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these laws and related regulations. In the process of preparing the Company's tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to re-interpretation based on management's ongoing assessment of facts and evolving case law. Given the judgment involved in various aspects of accounting for income taxes, this is considered a critical accounting estimate. See "Note 13—Income Taxes" of the notes to our consolidated financial statements for further information.

  Fair Value Measurements

        The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, derivative instruments and, for periods prior to the IPO, the liability for PIUs. Assets that may be measured at fair value on a non-recurring basis include OREO, impaired loans, loans held for sale and intangible assets. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.

        Fair value is the price that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used to determine fair value measurements are prioritized into a three level hierarchy based on observability and transparency of the inputs, summarized as follows:

          Level 1—observable inputs that reflect quoted prices in active markets,

          Level 2—inputs other than quoted prices in active markets that are based on observable market data, and

          Level 3—unobservable inputs requiring significant management judgment or estimation.

        When observable market inputs are not available, fair value is estimated using modeling techniques such as discounted cash flow analyses and option pricing models. These modeling techniques utilize assumptions that we believe market participants would use in pricing the asset or the liability.

        Particularly for estimated fair values of assets and liabilities categorized within level 3 of the fair value hierarchy, the selection of different valuation techniques or underlying assumptions could result in fair value estimates that are higher or lower than the amounts recorded or disclosed in our consolidated financial statements. Considerable judgment may be involved in determining the amount that is most representative of fair value.

        Because of the degree of judgment involved in selecting valuation techniques and underlying assumptions, fair value measurements are considered a critical accounting estimate.

        Notes 1, 4, and 19 to our consolidated financial statements contain further information about fair value estimates.

Recent Accounting Pronouncements

        See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations for the Post-Acquisition Periods

        The Company reported net income of $63.2 million, $184.7 million and $119.0 million for the years ended December 31, 2011 and 2010 and the period from April 28, 2009 (date of inception) through December 31, 2009, respectively. Net income for the year ended December 31, 2011 was impacted by the $110.4 million equity based compensation charge recorded in conjunction with the IPO. This expense was not deductible for income tax purposes.

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

        Net interest income is impacted by the relative mix of interest earning assets and interest bearing liabilities, the ratio of interest earning assets to total assets and of interest bearing liabilities to total funding sources, levels of and movements in market interest rates, levels of non-performing assets and pricing pressure from competitors. The mix of interest earning assets is influenced by loan demand and by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by management's assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Bank's market and the availability and pricing of other sources of funds.

        Net interest income is also impacted by accretion of fair value adjustments recorded in conjunction with the Acquisition and the accounting for ACI loans. At Acquisition, ACI loans were recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over the recorded fair value at Acquisition, known as accretable yield, is being recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion related to ACI loans on net interest income is expected to decline in the future as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 50.8%, 76.3% and 87.4% of total loans, net of discount and deferred fees and costs, at December 31, 2011, 2010 and 2009, respectively.

        Payments received in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans are recognized as interest income upon receipt. In late 2011, the carrying value of one pool was reduced to zero. Future expected cash flows from this pool total $206.8 million. We expect that future proceeds from loans in this pool will result in an increase in interest income from the pool. To some extent, the increase in interest income will be offset by a reduction in non-interest income reported in the consolidated statement of income line item "Income from resolution of covered assets, net". The timing of receipt of proceeds from loans in this pool may be unpredictable, leading to increased volatility in the yield on the pool.

        Fair value adjustments of interest earning assets and interest bearing liabilities recorded at Acquisition are accreted to interest income or expense over the lives of the related assets or liabilities. Generally, accretion of fair value adjustments increases interest income and decreases interest expense, and thus has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion of fair value adjustments on interest income and interest expense has declined each year since the Acquisition and will continue to decline as these assets and liabilities mature or are repaid and constitute a smaller portion of total interest earning assets and interest bearing liabilities.

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

	For the Years Ended December 31,						For the Period Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate(1)
Assets:
Interest earning assets:
Investment securities available for sale	$3,654,137	$122,626	3.36%	$2,891,493	$124,262	4.30%	$959,554	$45,142	7.73%
Other interest earning assets	628,782	2,743	0.44%	640,506	1,958	0.31%	1,719,417	2,922	0.28%
Loans	3,848,837	512,728	13.32%	4,181,062	431,468	10.32%	4,754,739	287,460	9.92%

Total interest earning assets	8,131,756	638,097	7.85%	7,713,061	557,688	7.23%	7,433,710	335,524	7.42%

Allowance for loan losses	(57,462)			(38,236)			(1,031)
Noninterest earning assets	2,866,486			3,513,839			4,026,356

Total assets	$10,940,780			$11,188,664			$11,459,035

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing deposits:
Interest bearing demand	$382,329	$2,499	0.65%	$273,897	$1,981	0.72%	$183,416	$891	0.79%
Savings and money market	3,366,466	29,026	0.86%	2,870,768	34,243	1.19%	2,153,446	25,578	1.94%
Time	2,585,201	44,248	1.71%	3,889,961	72,120	1.85%	5,506,320	31,360	0.93%

Total interest bearing deposits	6,333,996	75,773	1.20%	7,034,626	108,344	1.54%	7,843,182	57,829	1.20%
Borrowings:
FHLB advances	2,246,068	63,158	2.81%	2,244,601	59,784	2.66%	1,974,755	26,026	2.15%
Short term borrowings	1,333	6	0.48%	7,812	72	0.92%	2,091	1	0.02%

Total interest bearing liabilities	8,581,397	138,937	1.62%	9,287,039	168,200	1.81%	9,820,028	83,856	1.39%

Non-interest bearing demand deposits	622,377			440,673			303,810
Other non-interest bearing liabilities	282,416			263,789			313,399

Total liabilities	9,486,190			9,991,501			10,437,237
Stockholders' equity	1,454,590			1,197,163			1,021,798

Total liabilities and stockholders' equity	$10,940,780			$11,188,664			$11,459,035

Net interest income		$499,160			$389,488			$251,668

Interest rate spread			6.23%			5.42%			6.03%

Net interest margin			6.14%			5.05%			5.58%

(1)
Annualized.

        Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and liabilities, as well as changes in average interest rates. The comparison of total interest income and total interest expense for the year ended December 31, 2010 to the period ended December 31, 2009 is also impacted by the different number of days in the comparative periods. The following table shows the effect that these factors had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities for the periods indicated. The effect of changes in volume is determined by multiplying the change in volume by the previous period's average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period's volume. Changes applicable to both volume and rate have been allocated to volume (in thousands):

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Period Ended December 31, 2009
	Changes in Volume	Changes in Rate	Total Increase (Decrease)	Changes in Volume	Changes in Rate	Change due to Number of Days	Total Increase (Decrease)
Interest Income Attributable to:
Investment securities available for sale	$25,593	$(27,229)	$(1,636)	$61,613	$(31,163)	$48,670	$79,120
Other interest earning assets	(51)	836	785	(2,215)	495	756	(964)
Loans	(44,258)	125,518	81,260	(43,983)	18,999	168,992	144,008

Total interest income	(18,716)	99,125	80,409	15,415	(11,669)	218,418	222,164

Interest Expense Attributable to:
Interest bearing demand deposits	$709	$(191)	$518	$450	$(125)	$765	$1,090
Savings and money market deposits	4,274	(9,491)	(5,217)	11,429	(15,992)	13,228	8,665
Time deposits	(22,332)	(5,540)	(27,872)	(38,087)	50,987	27,860	40,760

Total interest bearing deposits	(17,349)	(15,222)	(32,571)	(26,208)	34,870	41,853	50,515
FHLB advances	41	3,333	3,374	475	10,188	23,095	33,758
Short term borrowings	(32)	(34)	(66)	24	19	28	71

Total interest expense	(17,340)	(11,923)	(29,263)	(25,709)	45,077	64,976	84,344

Increase (decrease) in net interest income	$(1,376)	$111,048	$109,672	$41,124	$(56,746)	$153,442	$137,820

  Year ended December 31, 2011 compared to year ended December 31, 2010

        Net interest income increased to $499.2 million for the year ended December 31, 2011 from $389.5 million for the year ended December 31, 2010, an increase of $109.7 million. The increase was comprised of an increase in interest income of $80.4 million coupled with a decline in interest expense of $29.3 million.

        The increase in interest income was primarily driven by an $81.3 million increase in interest income from loans. The average yield on loans increased by 300 basis points, to 13.32% for the year ended December 31, 2011 from 10.32% for the year ended December 31, 2010, primarily because of an increase in the yield on loans acquired in the Acquisition to 16.00% for the year ended December 31, 2011 as compared to 10.66% for the year ended December 31, 2010. This increase resulted from (i) covered loans being resolved at a faster rate than expected, resulting in higher accretion, (ii) improved default frequency and severity rates leading to an increase in expected cash flows, (iii) favorable resolutions of commercial ACI loans and (iv) to a lesser extent, recognition of all proceeds from resolution of loans in one residential pool with a carrying value of zero as interest income, as discussed above. The average yield on new loans declined to 4.84% for the year ended December 31, 2011 from 5.46% for the year ended December 31, 2010, primarily due to continued declines in market interest rates. New loans constituted 41.3% of loans, net of unearned discount and deferred fees and costs, at December 31, 2011 as compared to 13.7% at December 31, 2010. The overall increase in the average yield on loans was in part offset by a decrease of $332.2 million in the average balance outstanding. The decrease in the average balance of loans resulted from paydowns and resolutions of covered loans, partially offset by growth in the new loan portfolio. The average balance of acquired loans declined to $2.9 billion for the year ended December 31, 2011 from $3.9 billion for the year ended December 31, 2010, while the average balance of new loans grew to $923.8 million from $274.6 million for the years ended December 31, 2011 and 2010, respectively.

        Interest income from investment securities declined by $1.6 million as a result of a decrease in the average yield to 3.36% from 4.30%, almost wholly offset by a $762.6 million increase in the average balance. The decline in average yield is indicative of the addition of securities to the portfolio at lower prevailing market rates of interest.

        The decline in interest expense for the year ended December 31, 2011 was primarily driven by a decrease of $32.6 million in interest expense on deposits, partially offset by an increase of $3.4 million in interest expense on FHLB advances. The average rate paid on interest bearing deposits declined by 34 basis points, to 1.20% from 1.54%. Three factors contributed to the decline in the average rate paid on deposits. A decrease in market rates of interest across all deposit product groups and continued runoff of higher cost time deposits were partially offset by a reduction in accretion of acquisition date fair value adjustments. Accretion of fair value adjustments on time deposits totaled $7.0 million for the year ended December 31, 2011 as compared to $21.4 million for the year ended December 31, 2010. Accretion continues to decrease as time deposits outstanding at the date of the Acquisition mature. The average rate paid on time deposits, exclusive of fair value accretion, declined to 1.98% for 2011 from 2.41% for 2010. A decline in the overall average balance of deposits also contributed to reduced interest expense. Consistent with our strategy of replacing more costly time deposits with lower cost deposits, the average balance of time deposits declined by $1.3 billion while the average balance of interest bearing demand, savings and money market deposits increased by $604.1 million. The increase in interest expense on FHLB advances was primarily attributable to a decrease of $4.8 million in accretion of acquisition date fair value adjustments.

        The net interest margin increased by 109 basis points to 6.14% for the year ended December 31, 2011 from 5.05% for the year ended December 31, 2010. Similarly, the interest rate spread increased by 81 basis points to 6.23% for 2011 from 5.42% for 2010. Increases in the net interest margin and interest rate spread were driven primarily by the increased yield on loans and the lower cost of interest bearing deposits discussed above.

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

        On an annualized basis, net interest income was $389.5 million and $414.9 million for the year ended December 31, 2010 and period ended December 31, 2009, respectively. The decline of $25.4 million, or 6.1%, in annualized net interest income was comprised of an increase of $31.6 million in annualized interest expense partly offset by an increase of $6.2 million in annualized interest income.

        The increase in interest income on an annualized basis reflected increased interest income from investment securities partially offset by a decline in interest income from loans. The increase in interest income from investment securities resulted from an increase in average volume significantly mitigated by a decline in the average yield. The average yield on investment securities declined to 4.30% for the year ended December 31, 2010 from 7.73% for the period ended December 31, 2009. The decrease in average yield resulted primarily from new purchases reflecting lower general market rates of interest as well as the continued impact of a shift since the Acquisition in the type of securities purchased, including $1.2 billion of U.S. Government agency floating rate securities and $0.4 billion of non-mortgage asset-backed securities purchased as of December 31, 2010. The decline in interest income from loans is indicative of a decline in average volume resulting from pay-downs and resolutions, partially offset by an increase in the average yield to 10.32% for the year ended December 31, 2010 as compared to 9.92% for the period ended December 31, 2009. The increased yield reflects an increased yield on covered loans partially offset by the origination and purchase of new loans at lower prevailing market rates of interest. The average yield on new loans was 5.46% and 6.35% for the year ended December 31, 2010 and period ended December 31, 2009, respectively. The yield on covered loans increased to 10.66% for the year ended December 31, 2010 from 9.93% for the period ending December 31, 2009 due to an increase in projected cash flows from the covered ACI Loans.

        Interest expense on deposits increased on an annualized basis by $14.1 million for the year ended December 31, 2010 due to lower accretion of fair market value adjustments on time deposits, partially mitigated by a shift in deposit mix toward lower rate products and a decline in market rates. Accretion of fair value adjustments on time deposits totaled $21.4 million for the year ended December 31, 2010 as compared to $79.9 million for the period ended December 31, 2009. The decline in accretion of fair value adjustments on time deposits is attributable to the maturity and continued run-off of acquired time deposits. The average rate paid on time deposits excluding the impact of accretion was 2.41% for the year ended December 31, 2010 and 3.32% for the period ended December 31, 2009. The decline in the adjusted average rate is attributable to lower prevailing rates. Interest expense on FHLB advances and other borrowings increased by $17.4 million on an annualized basis, primarily as a result of lower accretion of fair value adjustments. Accretion of fair value adjustments on FHLB advances totaled $23.9 million for the year ended December 31, 2010 as compared to $25.1 million for the period ended December 31, 2009. Accretion decreased the average rate paid on FHLB advances by 115 and 228 basis points for the year ended December 31, 2010 and period ended December 31, 2009, respectively. The decline in accretion is due to the maturity and repayment of a portion of the advances outstanding at the Acquisition date, offset by the difference in the number of days in the comparative periods.

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

  Provision for Loan Losses

        The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the various segments of the loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, statistical trends and economic and other relevant factors. See "Analysis of the Allowance for Loan and Lease Losses" below for more information about how we determine the appropriate level of the allowance.

        Because the determination of fair value at which the loans acquired from the Failed Bank were initially recorded as of May 21, 2009 encompassed assumptions about expected future cash flows and credit risk, no ALLL was recorded at the date of acquisition. Fair value adjustments to the carrying amount of acquired loans totaled $6.2 billion. Subsequent to the Acquisition, an allowance for loan losses related to the ACI loans is recorded only when estimates of future cash flows related to these loans are revised downward, indicating further deterioration in credit quality. An allowance for loan losses for non-ACI loans may be established if factors considered relevant by management indicate that the credit quality of the non-ACI loans has deteriorated.

        Since the recognition of a provision for loan losses on covered loans represents an increase in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase in the FDIC indemnification asset for the present value of the projected increase in reimbursement, with a corresponding increase in non-interest income, recorded in "Net gain (loss) on indemnification asset" as discussed below in the section entitled "Non-interest income." Therefore, the impact on our results of operations of any provision for loan losses on covered loans is significantly mitigated by an increase in non-interest income. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, we recorded provisions for (recoveries of) loan losses on covered loans of $(7.7) million, $46.5 million and $21.3 million, respectively. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, the impact on earnings from these provisions was significantly mitigated by recording non-interest income of $(6.3) million, $29.3 million and $14.4 million, respectively.

        For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, we recorded provisions for loan losses of $21.5 million, $4.9 million and $1.3 million, respectively, for new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by an increase in non-interest income.

  Non-Interest Income

        The Company reported non-interest income of $163.2 million, $297.8 million and $253.6 million for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively. The majority of our non-interest income resulted from the resolution of assets covered by our Loss Sharing Agreements with the FDIC and accretion of discount on the FDIC indemnification asset. Non-interest income related to transactions in covered assets represented 71%, 76% and 83% of total non-interest income for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively. Typically, the primary components of non-interest income of financial institutions are service charges and fees and gains or losses related to the sale or valuation of investment securities, loans and other assets. Thus, it is difficult to compare the amount and composition of our non-interest income with that of other financial institutions of our size.

        The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Accretion of discount on FDIC indemnification asset	$55,901	$134,703	$149,544
Income from resolution of covered assets, net	18,776	121,462	120,954
Net gain (loss) on indemnification asset	79,812	17,736	(21,761)
FDIC reimbursement of costs of resolution of covered assets	31,528	29,762	8,095
Loss on sale of loans, net	(69,714)	(76,310)	(47,078)

Non-interest income from covered assets	116,303	227,353	209,754
Service charges on deposits and other fee income	7,971	8,606	4,923
Service charges on loans	3,157	1,961	1,840
Gain (loss) on sale or exchange of investment securities available for sale	1,136	(998)	(337)
Mortgage insurance income	16,904	18,441	1,338
Settlement with the FDIC	—	24,055	—
Investment services income	7,496	6,226	830
Gain on extinguishment of debt	—	—	31,303
Other non-interest income	10,250	12,135	3,985

	$163,217	$297,779	$253,636

  Non-interest income related to transactions in the covered assets

        Accretion of discount on the FDIC indemnification asset totaled $55.9 million, $134.7 million and $149.5 million for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively. Accretion is a result of discounting and may also increase or decrease from period to period due to changes in expected cash flows from the ACI loans.

        The FDIC indemnification asset was recorded at Acquisition at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at Acquisition, and reimbursement of certain expenses. A discount rate of 7.10%, determined using a risk-free yield curve plus a premium reflecting uncertainty related to the collection, amount and timing of cash flows and liquidity concerns, was used in the initial calculation of fair value. If projected cash flows from the ACI loans increase, the yield on the loans will increase accordingly and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the indemnification asset. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, the average rate at which discount was accreted on the FDIC indemnification asset was 2.48%, 4.69% and 7.10%, respectively.

        The decrease in total accretion for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and for the year ended December 31, 2010 as compared to the period ended December 31, 2009 related both to the decrease in the average discount rate and to the decrease in the average balance of the indemnification asset. The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. We expect the amount of accretion to continue to decline in future periods because our projected cash flows from ACI loans have continued to increase, and as a result we expect to collect less cash flow from the indemnification asset. Additionally, as we continue to submit claims under the Loss Sharing Agreements, the remaining balance of the indemnification asset will continue to decline.

        The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the income statement line item "Net gain (loss) on indemnification asset." This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

  •
  gains or losses from the resolution of covered assets;

  •
  provisions for (recoveries of) losses on covered loans;

  •
  gains or losses on the sale of covered loans;

  •
  gains or losses on the sale of OREO; and

  •
  impairment of OREO.

        Each of these types of transactions is discussed further below.

        A rollforward of the FDIC indemnification asset from May 21, 2009 to December 31, 2011 follows (in thousands):

Balance, May 21, 2009	$3,442,890
Accretion	149,544
Reduction for claims filed	(291,508)
Net gain (loss) on indemnification asset	(21,761)

Balance, December 31, 2009	3,279,165
Accretion	134,703
Reduction for claims filed	(764,203)
Net gain (loss) on indemnification asset	17,736

Balance, December 31, 2010	2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain (loss) on indemnification asset	79,812

Balance, December 31, 2011	$2,049,151

        Covered loans may be resolved through repayment, short sale of the underlying collateral, foreclosure, or, for the non-residential portfolio, charge-off. The difference between consideration received in resolution of covered loans and the amount of projected losses from resolution of those loans is recorded in the income statement line item "Income from resolution of covered assets, net." Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item "Net gain (loss) on indemnification asset" and reflected as corresponding increases or decreases in the FDIC indemnification asset.

        The amount of income recorded in any period will be impacted by the number and UPB of ACI loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods. As history of the performance and resolution of ACI loans has grown and we have updated our projections of cash flows from the ACI loans, gains or losses recorded on resolution of covered loans have declined in overall significance. As our projections of cash flows from the ACI loans have been updated, these cash flows have increasingly been reflected in interest income, through increased yields and higher accretion, rather than in income from resolution of covered assets. This decline is particularly apparent when comparing "Income from resolution of covered assets, net" for the year ended December 31, 2011 to that for the year ended December 31, 2010. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, ACI loans with a UPB of $1.7 billion, $1.9 billion and $1.4 billion were resolved, resulting in income of $18.8 million, $121.5 million and $121.0 million, respectively. Income from the resolution of non-ACI loans is not significant.

        The following table provides further detail of the components of income from resolution of covered assets, net for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Payments in full	$90,773	$142,172	$76,428
Foreclosures	(46,726)	(15,691)	30,489
Short sales	(25,185)	7,801	28,610
Modifications	—	(2,424)	—
Charge-offs	(6,917)	(14,303)	(14,573)
Recoveries	6,831	3,907	—

Income from resolution of covered assets, net	$18,776	$121,462	$120,954

        As expected, the impact of payments in full on the results of operations declined for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as additional history with the performance of covered loans has been reflected in our updated cash flow forecasts and the number of paid in full resolutions has declined. In contrast, the volume of loan resolutions resulting from payments in full increased for the year ended December 31, 2010 compared to the period ended December 31, 2009 as we augmented and enhanced our mortgage servicing and workout and recovery departments and our efforts to work with borrowers to effect resolution of outstanding loans. We expect the impact on non-interest income of resolutions from payments in full to decline further in the future as we continue to update our cash flow forecasts and the number of loans in the portfolio likely to be resolved in this manner decreases. Continuing home price depreciation in our primary market areas led to increased losses, or declines in net gains, from short sales and foreclosures for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and for the year ended December 31, 2010 as compared to the period ended December 31, 2009.

        Under the Purchase and Assumption Agreement, we are permitted to sell on an annual basis up to 2.5% of the covered loans, based upon the UPB at Acquisition, or approximately $280.0 million, without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. The significantly mitigating amounts recoverable from the FDIC related to these losses are recorded as increases in the FDIC indemnification asset and corresponding increases in the non-interest income line item "Net gain (loss) on indemnification asset." Sales of covered loans for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 are summarized as follows (in thousands):

	2011	2010	2009
Unpaid principal balance of loans sold	$268,588	$272,178	$274,989

Gross cash proceeds	$76,422	$68,099	$84,562
Carrying value of loans sold	146,148	143,526	129,813
Transaction costs incurred	(640)	(933)	(1,827)

Loss on sale of covered loans	$(70,366)	$(76,360)	$(47,078)

Related gain on indemnification asset	$56,053	$57,747	$37,600

        Loans were sold on a non-recourse basis to third parties. We may continue to exercise our right to sell covered loans in future periods.

        In addition to the losses on sales of covered loans reflected in the table above, the income statement line item "Loss on sale of loans, net" for the years ended December 31, 2011 and 2010 includes approximately $651.7 thousand and $50 thousand of gains on the sale of loans held for sale. These transactions are not subject to the Loss Sharing Agreements.

        Additional impairment arising since the Acquisition related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item "Net gain (loss) on indemnification asset" and reflected as a corresponding increase in the FDIC indemnification asset.

        The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. These amounts are included in non-interest expense in the consolidated financial statements. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item "Net gain (loss) on indemnification asset."

        Net gain (loss) on indemnification asset of $79.8 million, $17.7 million and $(21.8) million was recorded for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of transactions related to covered assets for the years ended December 31, 2011 and 2010 and the period ended

December 31, 2009 was $(12.2) million, $(1.9) million and $9.0 million, respectively, as detailed in the following tables (in thousands):

	2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$7,692	$(6,327)	$1,365
Income from resolution of covered assets, net	18,776	(6,871)	11,905
Net loss on sale of covered loans	(70,366)	56,053	(14,313)

	(51,590)	49,182	(2,408)

Loss on sale of OREO	(23,576)	17,272	(6,304)
Impairment of OREO	(24,569)	19,685	(4,884)

Net OREO gain (loss)	(48,145)	36,957	(11,188)

	$(92,043)	$79,812	$(12,231)

	2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(46,481)	$29,291	$(17,190)
Income from resolution of covered assets, net	121,462	(84,138)	37,324
Net loss on sale of covered loans	(76,360)	57,747	(18,613)

	45,102	(26,391)	18,711

Loss on sale of OREO	(2,174)	1,932	(242)
Impairment of OREO	(16,131)	12,904	(3,227)

Net OREO gain (loss)	(18,305)	14,836	(3,469)

	$(19,684)	$17,736	$(1,948)

	2009
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(21,287)	$14,433	$(6,854)
Income from resolution of covered assets, net	120,954	(88,801)	32,153
Net loss on sale of covered loans	(47,078)	37,600	(9,478)

	73,876	(51,201)	22,675

Loss on sale of OREO	(807)
Impairment of OREO	(21,055)

Net OREO gain (loss)	(21,862)	15,007	(6,855)

	$30,727	$(21,761)	$8,966

        Certain OREO and foreclosure related expenses, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements with the FDIC. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as "FDIC reimbursement of costs of resolution of covered assets" in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered asset. This may result in the expense and the related income from reimbursements being recorded in different periods. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 non-interest expense includes approximately $32.0 million, $49.7 million and $26.1 million, respectively, of disbursements subject to reimbursement under the Loss Sharing Agreements. For those same periods, claims of $31.5 million, $29.8 million and $8.1 million, respectively, were submitted to the FDIC for reimbursement. As of December 31, 2011, $21.1 million of disbursements remain to be submitted for reimbursement from the FDIC in future periods.

  Other components of non-interest income

        Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans reimbursable by the FDIC offsets amounts otherwise recoverable from the FDIC. The increase in mortgage insurance income for the years ended December 31, 2011 and 2010 as compared to the period ended December 31, 2009 is a result of increased efforts by the Company to file and collect insurance claims.

        Investment services income represents fees earned by BUIS for wealth management services. The increase for the years ended December 31, 2011 and 2010 as compared to the period ended December 31, 2009 reflects an increased level of activity by BUIS.

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

        The increase in other non-interest income for the year ended December 31, 2010 as compared to the period ended December 31, 2009 related primarily to an increase in loan modification incentives received under the U.S. Treasury HAMP program and increases in the cash surrender value of bank owned life insurance.

  Non-Interest Expense

        The following table presents the components of non-interest expense for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Employee compensation and benefits	$272,991	$144,486	$62,648
Occupancy and equipment	36,680	28,692	20,121
Impairment of other real estate owned	24,569	16,131	21,055
Foreclosure expense	18,976	30,669	18,042
Loss on sale of other real estate owned	23,576	2,174	807
Other real estate owned expense	13,001	19,003	7,577
Change in value of FDIC warrant	—	21,832	1,704
Deposit insurance expense	8,480	13,899	11,850
Professional fees	17,330	14,677	14,854
Telecommunications and data processing	12,041	12,321	6,440
Other non-interest expense	28,161	19,436	8,920
Loss on FDIC receivable	—	—	69,444
Acquisition related costs	—	—	39,800

	$455,805	$323,320	$283,262

        Non-interest expense as a percentage of average assets was 4.2%, 2.9% and 4.0%, on an annualized basis, for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively. The primary cause of the increase in this ratio for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was higher employee compensation and benefits expense. The largest component of the increase in employee compensation and benefits was the $110.4 million of equity based compensation recorded in conjunction with the IPO. The main reason for the decline in non-interest expense as a percentage of average assets for the year ended December 31, 2010 as compared to the period ended December 31, 2009 on an annualized basis was non-recurring expenses related to the Acquisition incurred during the period ended December 31, 2009.

  Employee compensation and benefits

        As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits increased by approximately $128.5 million or 88.9% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and $42.4 million, or 41.5% on an annualized basis for the year ended December 31, 2010 as compared to the period ended December 31, 2009. These increases resulted primarily from increases in equity based compensation. The increases are also attributable to continued enhancement of our management team and other personnel subsequent to the Acquisition. Employee compensation and benefits included $144.8 million, inclusive of the $110.4 million charge recorded in conjunction with the IPO, $37.5 million and $9.0 million for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively, related to equity based compensation. Included in these amounts is $141.0 million, $36.2 million and $8.8 million for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively, related to PIUs and, for 2011, instruments issued in exchange for PIUs, as discussed below.

        Prior to the consummation of the IPO, our employee compensation and benefits expense included expense related to PIUs issued to certain members of executive management. The PIUs were divided into two equal types of profits interests. Half of the PIUs, referred to as time-based PIUs, vested with the passage of time following the grant date. Compensation expense related to time-based PIUs was recorded on a straight line basis over the vesting period based on their fair value. Fair value of the time-based PIUs was estimated using a Black-Scholes option pricing model incorporating estimates of the per share value of our common stock and assumptions as to expected volatility, dividends, expected term, and risk-free rates. The remaining half of the PIUs, referred to as IRR-based PIUs, vested immediately prior to the consummation of the IPO and compensation expense related to the IRR-based PIUs was recorded at that time. In conjunction with the IPO, the PIUs were exchanged for a combination of vested and unvested common shares and vested and unvested stock options. The equity instruments issued in exchange for PIUs included:

  •
  3,863,491 vested common shares

  •
  1,931,745 unvested common shares

  •
  3,023,314 vested stock options

  •
  1,511,656 unvested stock options

        The unvested instruments corresponded to the unvested time-based PIUs and continue to vest according to the original vesting schedule of such time-based PIUs. The remainder of these instruments will vest in 2012. At the time of the IPO, we recorded additional compensation expense of approximately $110.4 million related to the vesting of the IRR-based PIUs and the adjustment of the fair value of the vested portion of time-based PIUs. Fair value of the PIUs at the date of the IPO was measured based on the fair value of the common shares and options for which they were exchanged. The common shares were valued at the IPO price of $27. The options have an exercise price of $27 and had a weighted average fair value at the date issued of $9.42. Fair value of the options was estimated using a Black-Scholes option pricing model incorporating the following weighted average assumptions:

  •
  Expected volatility of 45%

  •
  Expected dividend yield of 2.07%

  •
  Expected term of 5.1 years

  •
  Risk free interest rate of 1.98%

  Occupancy and equipment

        Occupancy and equipment expense increased by $8.0 million or 27.8% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and decreased by approximately $4.1 million, or 12.5% on an annualized basis for the year ended December 31, 2010 as compared to the period ended December 31, 2009. The increase in occupancy and equipment expense for the year ended December 31, 2011 related primarily to the expansion of our branch network. The decline in occupancy and equipment expense for the year ended December 31, 2010 resulted primarily from renegotiation of leases.

  OREO and foreclosure related expenses and losses

        At December 31, 2011 as well as during the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, all of our OREO properties were covered by the Loss Sharing Agreements with the FDIC. Therefore, OREO losses are substantially offset by non-interest income related to indemnification by the FDIC. Generally, OREO and foreclosure related expenses are also reimbursed under the terms of the Loss Sharing Agreements with the FDIC.

        OREO expense, foreclosure expense and impairment of OREO remained at high levels during the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 due to continuing deterioration in home prices in our primary market areas and the high volume of foreclosure activity. Liquidation of OREO properties in a market with deteriorating values contributed to increased losses on sales of OREO in 2011. At December 31, 2011, approximately 2,200 units were in the foreclosure pipeline, down from approximately 4,700 units at December 31, 2010 and a peak of approximately 7,300 units in November of 2009. Increased foreclosure expense for the year ended December 31, 2010 as compared to the period ended December 31, 2009 reflects the cost of liquidation of the high number of properties in the pipeline at the end of 2009. The decline in foreclosure expense for the year ended December 31, 2011 corresponds to the declining number of units in the pipeline. The number of units in OREO increased from 811 at the end of 2009 to 1,318 at the end of 2010 and then declined to 778 at the end of 2011. These trends are reflected in the decline in OREO expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and in the increase in OREO expense for the year ended December 31, 2010 as compared to the period ended December 31, 2009.

        We have performed an internal assessment of our foreclosure practices and procedures and of our vendor management processes related to outside vendors that assist us in the foreclosure process. This assessment did not reveal any deficiencies in processes and procedures that we believe to be of significance.

  Other components of non-interest expense

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

        Other non-interest expense for the year ended December 31, 2010 and the period ended December 31, 2009 included the increase in value of a warrant issued to the FDIC in conjunction with the Acquisition. Based on its initial terms, the value of the warrant, as defined, was based on the value the Company realized in an IPO or exit event. We utilized third party valuation specialists to assist in the determination of the fair value of the warrant at Acquisition and at each quarter end beginning with September 30, 2009 through September 30, 2010. The warrant was initially recorded with a fair value of $1.5 million at May 21, 2009. In October 2010, the Company and the FDIC amended the warrant to guarantee a minimum value to the FDIC in the amount of $25.0 million. During the year ended December 31, 2010 and the period ended December 31, 2009, we recorded $21.8 million and $1.7 million, respectively, of non-interest expense reflecting the increase in the value of the warrant which, at December 31, 2010, was adjusted to the guaranteed minimum value. In February, 2011, the Company redeemed the FDIC warrant for its agreed upon value of $25.0 million in cash.

        Deposit insurance expense declined by $5.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and by $5.4 million on an annualized basis for the year ended December 31, 2010 as compared to the period ended December 31, 2009. In 2011, the FDIC revised the assessment base for deposit insurance premiums. The change in the assessment base coupled with the relatively low risk rating assigned to the Bank resulted in a reduction of the Bank's premiums. The decline in deposit insurance expense on an annualized basis for the year ended December 31, 2010 as compared to the period ended December 31, 2009 primarily resulted from a decline in deposits.

        Professional fees increased by $2.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to legal and other professional fees incurred in conjunction with the acquisition of Herald. Professional fees declined by $9.5 million on an annualized basis for the year ended December 31, 2010 as compared to the period ended December 31, 2009. The period ended December 31, 2009 included non-recurring legal and accounting fees related to certain litigation matters and formation of the Company.

        The primary components of other non-interest expense are advertising and promotion, the cost of regulatory examinations, insurance, travel and general office expense. Period over period increases in other non-interest expense relate to general organic growth of our business.

  Income Taxes

        The provision for income taxes for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 was $129.6 million, $127.8 million and $80.4 million, respectively. The Company's effective tax rate was 67.2%, 40.9% and 40.3% for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively. The Company's effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to non-deductible equity based compensation expense, the effect of state income taxes and for the year ended December 31, 2011, the provision for uncertain state tax positions. Non-deductible equity based compensation totaled $134.4 million, $36.2 million and $8.8 million for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively. Non-deductible expense related primarily to PIUs and the equity instruments for which PIUs were exchanged at the time of the IPO. We expect non-deductible equity based compensation to continue to impact the effective tax rate, but to a lesser extent, in 2012 as unrecognized compensation cost related to these equity instruments continues to decline. Based on the nature of equity instruments currently outstanding, we expect the impact of non-deductible compensation expense on the effective tax rate to be immaterial for periods after 2012.

        At December 31, 2011 and 2009, the Company had net deferred tax assets of $19.5 million and $22.5 million, respectively. At December 31, 2010, the Company had net deferred tax liabilities of $4.6 million. Based on an evaluation of both positive and negative evidence related to ultimate realization of deferred tax assets, we have concluded it is more likely than not that the deferred tax assets will be realized. Persuasive positive evidence leading to this conclusion as of December 31, 2011 includes the availability of sufficient tax loss carrybacks and future taxable income resulting from reversal of existing taxable temporary differences to assure realization of the deferred tax assets. Realization of deferred tax assets as of December 31, 2011 is not dependent on the generation of additional future taxable income.

        For more information, see Note 13 to the consolidated financial statements.

Analysis of Financial Condition for the Post-Acquisition Periods

        Average interest earning assets increased $418.7 million to $8.1 billion for the year ended December 31, 2011 from $7.7 billion for the year ended December 31, 2010. This increase was driven primarily by growth in the average balance of investment securities of $762.6 million resulting from continued deployment of cash generated by loan resolutions and reimbursements under the Loss Sharing Agreements. The average balance of loans declined by $332.2 million, largely due to continued resolution of covered loans, significantly offset by growth in the new loan portfolio. Average non-interest earning assets declined by $647.4 million, primarily because of the reduction in the FDIC indemnification asset for claims paid.

        Average interest bearing liabilities decreased by $705.6 million to $8.6 billion for the year ended December 31, 2011 from $9.3 billion for the year ended December 31, 2010, reflecting primarily a decrease in average interest-bearing deposits of $700.6 million. The reduction in outstanding interest-bearing deposits resulted from a continued shift in emphasis away from rate sensitive time deposits. Average non-interest bearing liabilities increased by $200.3 million, primarily as a result of an increase of $181.7 million in non-interest bearing demand deposits. Average equity increased by $257.4 million. Average equity was impacted by proceeds from the IPO, earnings and equity based compensation, partially offset by dividends paid.

  Investment Securities Available for Sale

        The following table shows the amortized cost and fair value of our investment securities as of the dates indicated. All of our investment securities are classified available for sale (in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$10,066	$10,072
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,952,095	1,985,713	1,282,757	1,290,910	1,288,277	1,288,643
Resecuritized real estate mortgage investment conduits ("Re-Remics")	544,924	546,310	599,682	612,631	478,731	475,003
Private label residential mortgage-backed securities and CMO's	342,999	387,687	320,096	382,920	319,765	366,508
Private label commercial mortgage-backed securities	255,868	262,562	—	—	—	—
Non-mortgage asset-backed securities	414,274	410,885	407,158	408,994	30,000	30,000
Mutual funds and preferred stocks	252,087	253,817	136,489	138,535	43,344	43,523
State and municipal obligations	24,994	25,270	22,898	22,960	22,964	23,106
Small Business Administration securities	301,109	303,677	62,831	62,891	—	—
Other debt securities	3,868	6,056	3,695	6,761	3,581	6,288

	$4,092,218	$4,181,977	$2,835,606	$2,926,602	$2,196,728	$2,243,143

        Our available for sale securities portfolio consists of both securities acquired in the Acquisition (the "acquired securities") and those purchased by us subsequent to the Acquisition. Investment securities increased by $1.3 billion, to $4.2 billion at December 31, 2011 from $2.9 billion at December 31, 2010 and by $683.5 million to $2.9 billion at December 31, 2010 from $2.2 billion at December 31, 2009. Growth of the investment portfolio has been driven primarily by the deployment of cash generated by loan resolution activity and submission of claims to the FDIC under the Loss Sharing Agreements into higher yielding assets during a period of diminished loan demand. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate residential mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities and Re-Remics, bank preferred stocks, U.S. Small Business Administration securities and non-mortgage asset-backed securities collateralized primarily by auto loans, credit card receivables, student loans, floor plan loans, servicer advances and small balance commercial loans that, while somewhat less liquid, provide us with higher yields. A relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates.

        A summary of activity in the investment portfolio for the year ended December 31, 2011 follows:

Balance, beginning of period	$2,926,602
Purchases	2,074,483
Proceeds from repayments	(541,016)
Sales, maturities and calls	(277,498)
Amortization of discounts and premiums, net	643
Unrealized gain (loss), net	(1,237)

Balance, end of period	$4,181,977

        The following tables show, as of December 31, 2011, 2010 and 2009, the breakdown of covered and non-covered securities in the Company's investment portfolio (in thousands):

	December 31, 2011
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value				Fair Value
		Gains	Losses		Amortized Cost	Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713
Re-Remics	—	—	—	—	544,924	4,972	(3,586)	546,310
Private label residential mortgage-backed securities and CMO's	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562
Non mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—

	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783

	December 31, 2010
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Re-Remics	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage-backed securities and CMO's	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—

	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

	December 31, 2009
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury securities	$—	$—	$—	$—	$10,066	$6	$—	$10,072
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,288,277	3,581	(3,215)	1,288,643
Re-Remics	—	—	—	—	478,731	1,007	(4,735)	475,003
Private label residential mortgage-backed securities and CMO's	201,149	51,285	(480)	251,954	118,616	—	(4,062)	114,554
Non mortgage asset-backed securities	—	—	—	—	30,000	—	—	30,000
Mutual funds and preferred stocks	18,094	338	(698)	17,734	25,250	661	(122)	25,789
State and municipal obligations	—	—	—	—	22,964	143	(1)	23,106
Other debt securities	3,331	2,707	—	6,038	250	—	—	250

	$222,574	$54,330	$(1,178)	$275,726	$1,974,154	$5,398	$(12,135)	$1,967,417

        Covered securities include private label mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks, and corporate debt securities covered under the Commercial Shared-Loss Agreement. BankUnited will be reimbursed 80%, or 95% if cumulative losses exceed the $4.0 billion stated threshold, of realized losses, other than temporary impairments, and reimbursable expenses associated with the covered securities. BankUnited must pay the FDIC 80%, or 95% if cumulative losses are greater than the stated threshold, of realized gains and other-than-temporary impairment recoveries. Unrealized losses recognized in accumulated other comprehensive income do not qualify for loss sharing. BankUnited cannot sell securities covered under the Loss Sharing Agreements without prior approval of the FDIC. To date, the Company has not submitted any claims for reimbursement related to the covered securities. As the investment portfolio has grown, covered securities have represented a declining percentage of the total portfolio. Covered securities represented 5.6%, 9.0% and 12.3% of the fair value of the investment portfolio at December 31, 2011, 2010 and 2009, respectively. We expect this declining trend to continue.

        The following table shows the scheduled maturities adjusted for anticipated prepayments of mortgage-backed and other pass through securities, carrying values and current yields for our investment portfolio as of December 31, 2011. Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$290,528	1.88%	$850,635	2.15%	$613,067	2.57%	$231,483	1.90%	$1,985,713	2.21%
Re-Remics	94,326	4.33%	267,023	3.49%	150,836	3.39%	34,125	3.41%	546,310	3.60%
Private label residential mortgage-backed securities and CMO's	90,729	6.49%	179,419	7.09%	77,329	8.09%	40,210	8.91%	387,687	7.34%
Private label commercial mortgage-backed securities	—	—	168,052	2.98%	94,510	4.18%	—	—	262,562	3.41%
Non mortgage asset-backed securities	55,314	3.17%	214,776	3.08%	115,378	3.16%	25,417	2.65%	410,885	3.09%
State and municipal obligations	7,179	1.40%	14,202	2.10%	2,403	3.08%	1,486	1.13%	25,270	1.94%
Small Business Administration securities	60,735	1.88%	143,433	1.87%	69,991	1.85%	29,518	1.80%	303,677	1.86%
Other debt securities	—	—	—	—	—	—	6,056	4.49%	6,056	4.49%

Total investment portfolio	$598,811	3.03%	$1,837,540	2.95%	$1,123,514	3.18%	$368,295	2.81%	$3,928,160	3.01%

Mutual funds and preferred stocks with no scheduled maturity									253,817	5.69%

Total investment securities available for sale									$4,181,977	3.18%

        The weighted average life of the investment portfolio as of December 31, 2011 was 4.7 years and the effective duration was 1.7 years.

        The credit quality of the investment portfolio remained strong at December 31, 2011. As of December 31, 2011, 89.0% of the non-covered securities were backed by U.S. Government agencies or sponsored enterprises or were rated AAA. There were two non-covered securities with a fair value of $29.4 million that were unrated; the remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $89.8 million at December 31, 2011 with aggregate fair value equal to 102% of amortized cost. Net unrealized gains included $103.4 million of gross unrealized gains and $13.6 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $119.8 million, representing only 2.9% of the fair value of the portfolio, with total unrealized losses of $1.3 million at December 31, 2011.

        We evaluate the credit quality of individual securities in the portfolio quarterly to determine whether any of the investments in unrealized loss positions are other-than-temporarily impaired. This evaluation considers but is not necessarily limited to the following factors, the relative significance of which varies depending on the circumstances pertinent to each individual security:

  •
  our intent to hold the security until maturity or for a period of time sufficient for a recovery in value;

  •
  whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis;

  •
  the length of time and extent to which fair value has been less than amortized cost;

  •
  adverse changes in expected cash flows;

  •
  available information about the value and performance of underlying collateral;

  •
  the payment structure of the security, including levels of subordination or over-collateralization;

  •
  the general market condition of the geographic area or industry of the issuer;

  •
  the issuer's financial condition, performance and business prospects; and

  •
  credit ratings of issuers and individual securities.

        No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2011 or 2010 or the period ended December 31, 2009.

        The majority of the unrealized losses in the portfolio at December 31, 2011 were driven by widening spreads on private label Re-remics and non-mortgage asset-backed securities, particularly student loan backed securities, in the fourth quarter of 2011. To a lesser extent, unrealized losses resulted from widening spreads on GNMA HECM securities and private label mortgage-backed securities as well as market conditions impacting the value of financial institution preferred stocks. We believe all of these factors to be consistent with temporary impairment.

        We do not intend to sell securities in unrealized loss positions, and have not sold any such securities subsequent to December 31, 2011. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material. The timely repayment of principal and interest on U.S. Government agency securities in unrealized loss positions is explicitly guaranteed by the full faith and credit of the U.S. Government. Management engaged a third party to perform projected cash flow analyses of the private label mortgage-backed securities, Re-remics and non-mortgage asset-backed securities, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the limited duration and severity of impairment, we concluded that none of the debt securities were other-than-temporarily impaired. Given the results of our analysis of the financial condition and business prospects of the underlying issuers and the limited duration and severity of impairment, we considered the impairment of the equity securities to be temporary.

        For further discussion of our analysis of investment securities for OTTI, see Note 4 to the consolidated financial statements.

        We use third party pricing services to assist us in estimating the fair value of investment securities. We perform a variety of procedures to insure that we have a thorough understanding of the methodologies and assumptions used by the pricing services including obtaining and reviewing written documentation of the methods and assumptions employed, conducting interviews with valuation desk personnel, performing on-site walkthroughs and reviewing model results and detailed assumptions used to value selected securities as considered necessary. Our classification of prices within the fair value hierarchy is based on an evaluation of the nature of the significant assumptions impacting the valuation of each type of security in the portfolio. We have established a robust price challenge process that includes a review by our treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from our expectations based on recent observed trading activity and other information available in the marketplace that would impact the value of the security is challenged. Responses to the price challenges, which generally include specific information about inputs and assumptions incorporated in the valuation and their sources, are reviewed in detail. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation specialist. We do not typically adjust the prices provided, other than through this established challenge process. Our primary pricing services utilize observable inputs when available, and employ unobservable inputs and propriety models only when observable inputs are not available. As a matter of course, the services validate prices by comparison to recent trading activity whenever such activity exists. Quotes obtained from the pricing services are typically non-binding.

        We have also established a quarterly price validation process whereby we verify the prices provided by our primary pricing service for a sample of securities in the portfolio. Sample sizes vary based on the type of security being priced, with higher sample sizes applied to more difficult to value security types. Verification procedures may consist of obtaining prices from an additional outside source or internal modeling, generally based on Intex. We have established acceptable percentage deviations from the price provided by the initial pricing source. If deviations fall outside the established parameters, we will obtain and evaluate more detailed information about the assumptions and inputs used by each pricing source, or, if considered necessary, employ an additional valuation specialist to price the security in question. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources given our knowledge of the market for each individual security and may include interviews with the outside pricing sources utilized. Depending on the results of the validation process, sample sizes may be extended for particular classes of securities. Results of the validation process are reviewed by the treasury front office and by senior management.

        The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks are classified within level 1 of the hierarchy. At December 31, 2011, 11.3% of our investment securities were classified within level 3 of the fair value hierarchy as compared to 38.6% of the portfolio at December 31, 2010. Securities classified within level 3 of the hierarchy at December 31, 2011 included primarily private label residential mortgage-backed securities and certain non-mortgage asset-backed securities. The non-mortgage asset-backed securities consist of securities backed by servicer advances, small balance commercial loans, older vintage student loans and franchise product sub tranches. These securities were classified within level 3 of the hierarchy because proprietary credit related assumptions related to default probabilities and loss severities were considered significant to the valuation. At December 31, 2010, Re-remics were also classified within level 3 of the hierarchy. These securities were classified within level 2 of the hierarchy at December 31, 2011. Market activity for these securities has increased; valuation at December 31, 2011 was primarily spread driven and proprietary credit related assumptions no longer had a significant impact on pricing.

        For additional discussion of the fair values of investment securities, see Note 19 to the consolidated financial statements.

        Loans

        The loan portfolio comprises the Company's primary interest-earning asset. At December 31, 2011, 2010 and 2009, respectively, 58.6%, 86.3% and 97.3% of loans, net of discount and deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue. Covered loans may be further broken out into two broad categories: (i) ACI loans and (ii) non-ACI loans. The following table shows the composition of the loan portfolio and the breakdown of the portfolio between covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at the dates indicated (dollars in thousands):

	December 31, 2011						December 31, 2010					December 31, 2009
	Covered Loans		Non-Covered Loans				Covered Loans		Non- Covered Loans			Covered Loans		Non- Covered Loans
	ACI	Non-ACI	ACI	New Loans	Total	Percent of Total	ACI	Non-ACI	New Loans	Total	Percent of Total	ACI	Non-ACI	New Loans	Total	Percent of Total
Residential: 1 - 4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	53.8%	$2,421,016	$151,945	$113,439	$2,686,400	67.5%	$3,306,306	$184,669	$43,110	$3,534,085	76.0%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%	98,599	206,797	2,255	307,651	7.7%	113,578	215,591	1,615	330,784	7.1%

Total	1,753,431	300,737	—	463,468	2,517,636	59.9%	2,519,615	358,742	115,694	2,994,051	75.2%	3,419,884	400,260	44,725	3,864,869	83.1%

Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%	73,015	5,548	34,271	112,834	2.8%	71,321	4,971	700	76,992	1.7%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.5%	299,068	33,938	118,857	451,863	11.4%	363,965	39,733	24,460	428,158	9.2%
Construction	4,102	—	—	23,252	27,354	0.7%	8,267	—	8,582	16,849	0.4%	44,812	377	—	45,189	1.0%
Land	33,018	163	—	7,469	40,650	1.0%	48,251	170	1,873	50,294	1.3%	43,903	173	—	44,076	0.9%
Commercial loans and leases	24,007	20,382	—	817,274	861,663	20.6%	49,731	30,139	266,586	346,456	8.7%	81,765	48,635	51,565	181,965	3.9%

Total	341,973	54,014	4,220	1,267,607	1,667,814	39.9%	478,332	69,795	430,169	978,296	24.6%	605,766	93,889	76,725	776,380	16.7%

Consumer:	2,937	—	—	3,372	6,309	0.2%	4,403	—	3,056	7,459	0.2%	7,065	—	3,151	10,216	0.2%

Total loans	2,098,341	354,751	4,220	1,734,447	4,191,759	100.0%	3,002,350	428,537	548,919	3,979,806	100.0%	4,032,715	494,149	124,601	4,651,465	100.0%

Unearned discount and deferred fees and costs, net	—	(30,281)	—	(24,420)	(54,701)		—	(34,840)	(10,749)	(45,589)		—	(39,986)	40	(39,946)

Loans net of discount and deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058		3,002,350	393,697	538,170	3,934,217		4,032,715	454,163	124,641	4,611,519
Allowance for loan losses	(16,332)	(7,742)	—	(24,328)	(48,402)		(39,925)	(12,284)	(6,151)	(58,360)		(20,021)	(1,266)	(1,334)	(22,621)

Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656		$2,962,425	$381,413	$532,019	$3,875,857		$4,012,694	$452,897	$123,307	$4,588,898

  Residential Mortgages

        Residential mortgages, including 1-4 single family residential mortgages and home equity loans and lines of credit, have historically represented the majority of the total loan portfolio, although, consistent with our strategy of emphasizing commercial loan production, this portfolio segment is declining as a percentage of total loans. Residential mortgages constituted 26.7% of total new loans and 83.6% of total acquired loans at December 31, 2011. Residential mortgages totaled $2.5 billion, or 59.9% of total loans and $3.0 billion, or 75.2% of total loans at December 31, 2011 and 2010, respectively. The decline in this portfolio segment, both in total and as a percentage of loans, is primarily a result of the resolution of covered loans, including transfers to OREO. We expect residential loans to continue to decline as a percentage of total loans.

        The new residential loan portfolio includes both loans originated and purchased since the Acquisition. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. At December 31, 2011 and 2010, $58.2 million or 12.6% and $28.9 million or 25.6%, respectively of our new 1-4 single family residential loans were originated loans; $403.2 million or 87.4% and $84.5 million or 74.4% of our new 1-4 single family residential loans were purchased loans. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment and limited demand for non-agency mortgage product in Florida. The number of newly originated residential mortgage loans that are refinancings of covered loans is not significant.

        Home equity loans and lines of credit are not significant to the new loan portfolio.

        The residential portfolio contains option adjustable rate mortgage, ("ARM"), "no-doc" or "reduced-doc" and wholesale production loans originated by the Failed Bank prior to the Acquisition. Subsequent to the Acquisition, we shut down the broker origination channel of the Failed Bank and are no longer originating or purchasing these types of products. All of these loans are covered loans; therefore, the Company's exposure to future losses on these mortgage loans is mitigated by the Loss Sharing Agreements as well as by the fair value basis recorded in these loans resulting from the application of acquisition accounting. The covered loan portfolio includes loans which have been modified by us under the U.S. Treasury Department's Home Affordable Modification Program, or HAMP.

        The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate and adjustable rate mortgages at the dates indicated (dollars in thousands):

	December 31, 2011				December 31, 2010
	Covered Loans	New Loans	Total	Percent of Total	Covered Loans	New Loans	Total	Percent of Total
Fixed rate loans(1)	$534,552	$311,131	$845,683	37.4%	$653,814	$72,067	$725,881	27.0%
ARM Loans(1)	1,265,306	150,300	1,415,606	62.6%	1,919,147	41,372	1,960,519	73.0%

	$1,799,858	$461,431	$2,261,289	100.0%	$2,572,961	$113,439	$2,686,400	100.0%

(1)
Before deferred fees and costs, unearned discounts, premiums and the ALLL.

        Included in ARM loans above are payment option ARMs representing 37.2% and 32.1% of total ARM loans outstanding as of December 31, 2011 and 2010, respectively. All of the option ARMs are covered loans and the substantial majority are ACI loans. The ACI loans are accounted for in accordance with ASC 310-30; therefore, the optionality embedded in these loans does not impact the carrying value of the loans or the amount of interest income recognized on them. These features are taken into account in quarterly updates of expected cash flows from these loans.

        At December 31, 2011 and 2010, based on UPB, the majority of the 1 - 4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Florida	$2,819,813	53.9%	$3,772,764	57.9%
California	496,165	9.5%	451,578	6.9%
Illinois	300,500	5.7%	377,975	5.8%
New Jersey	241,455	4.6%	381,198	5.8%
All others	1,372,000	26.3%	1,537,358	23.6%

	$5,229,933	100.0%	$6,520,873	100.0%

        No other state represented borrowers with more than 3% of 1-4 single family residential loans outstanding at December 31, 2011.

  Commercial Loans

        The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction, land and commercial and industrial loans and leases.

        Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings, warehouses and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans. The Company's underwriting standards generally provide for loan terms of five years, with amortization schedules of no more than twenty-five years. Loan to value, or LTV, ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees of the principals as additional security for most commercial real estate loans.

        Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five years or less, or revolving lines of credit which typically mature annually. Lease financing consists primarily of municipal equipment leases originated by Pinnacle Public Finance.

        Since the Acquisition, management's loan origination strategy has been heavily focused on the commercial portfolio segment, which comprised 73.1% and 78.4% of new loans as of December 31, 2011 and 2010, respectively. New commercial loans that represent refinancings of covered loans are not significant.

  Consumer Loans

        Consumer loans include loans secured by certificates of deposit, auto loans, demand deposit account overdrafts and unsecured personal lines of credit and are not material.

  Loan Maturities

        The following table sets forth, as of December 31, 2011, the anticipated repayments of our loan portfolio by category, based on UPB. Anticipated repayments are based on contractual maturities adjusted for an estimated rate of prepayments and defaults based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	Due in
	One Year or Less	After One Through Five Years	After Five Years	Total
Residential:
1 - 4 single family residential	$968,438	$2,825,292	$1,436,203	$5,229,933
Home equity loans and lines of credit	50,272	164,921	142,190	357,383

	1,018,710	2,990,213	1,578,393	5,587,316

Commercial:
Multi-family	18,057	114,663	10,362	143,082
Commercial real estate	114,335	523,730	91,027	729,092
Construction	3,899	26,943	5,483	36,325
Land	29,290	22,858	—	52,148
Commercial loans and leases	293,804	519,223	51,956	864,983

	459,385	1,207,417	158,828	1,825,630

Consumer:	1,555	4,538	1,002	7,095

	$1,479,650	$4,202,168	$1,738,223	$7,420,041

        The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2011 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential:
1 - 4 single family residential	$1,344,964	$2,916,531	$4,261,495
Home equity loans and lines of credit	30,981	276,130	307,111

	1,375,945	3,192,661	4,568,606

Commercial:
Multi-family	49,612	75,413	125,025
Commercial real estate	288,288	326,469	614,757
Construction	—	32,426	32,426
Land	5,608	17,250	22,858
Commercial loans and leases	210,473	360,706	571,179

	553,981	812,264	1,366,245

Consumer:	3,985	1,555	5,540

	$1,933,911	$4,006,480	$5,940,391

  Asset Quality

        In discussing asset quality, a distinction must be made between covered loans and new loans. New loans were underwritten under significantly different and generally more conservative standards than the covered loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, "no-doc" and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of covered loans is higher than that of new loans, our exposure to loss related to the covered loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.

        We recognize that developing and maintaining a strong credit culture is paramount to our success. We have established a robust credit risk management framework and put in place an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios. We have also implemented a dedicated internal loan review function that reports directly to our Audit Committee. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.

        Loan performance is monitored by our credit administration, workout and recovery and loan review departments. Commercial loans are regularly reviewed by our internal loan review department. Relationships with committed balances greater than $250,000 are reviewed at least annually. The Company utilizes an internal asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management's close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, negative financial trends, or declining collateral values. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned risk ratings of doubtful.

        Residential mortgage loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans.

  Non-covered loans

        At December 31, 2011, forty-seven non-covered commercial loans with an aggregate balance of $7.7 million were rated special mention and forty-three non-covered commercial loans totaling $13.7 million were classified substandard or doubtful. At December 31, 2010, twenty non-covered commercial loans aggregating $9.0 million were rated special mention and twelve non-covered commercial loans aggregating $5.9 million were classified substandard.

        At December 31, 2011, no new 1-4 single family residential loans were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $15.9 million at December 31, 2011; this population consisted primarily of eighteen purchased loans with missed payments due on December 1, 2011. Home equity loans and lines of credit in the new loan portfolio that were 90 days or more past due totaled $27 thousand. Substantially all of the home equity loans and lines of credit in the new portfolio are first liens. There were no delinquencies in the new residential mortgage or home equity loan portfolios as of December 31, 2010.

        The majority of our new residential mortgage portfolio consists of purchased loans. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. For purchasing seasoned loans, good payment history is required. In general, we purchase performing jumbo mortgage pools which have average FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV less than 80%. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.

        At December 31, 2011, the purchased loan portfolio had the following characteristics: 69.2% were fixed rate loans, 100% were full documentation and had an average FICO score of 765 and average LTV of 68.5%. The majority of this portfolio was owner-occupied, with 82.1% primary residence and 17.9% second homes or investment properties. In terms of vintage, 6.0% of the portfolio was originated pre 2007, 0.9% in 2007, 5.0% in 2008, 2.3% in 2009, 7.0% in 2010 and 78.8% in 2011.

        Similarly, the originated loan portfolio had the following characteristics at December 31, 2011: 68.5% were fixed rate loans, 100% were full documentation and had an average FICO score of 771 and average LTV of 63.9%. The majority of this portfolio was owner-occupied, with 95.1% primary residence and 4.9% second home. In terms of vintage, 8.2% of the portfolio was originated in 2009, 37.5% in 2010 and 54.3% in 2011.

        Delinquent consumer loans in the new portfolio were insignificant as of December 31, 2011 and 2010.

  Covered loans

        Covered loans consist of both ACI loans and non-ACI loans. At December 31, 2011, covered ACI loans totaled $2.1 billion and covered non-ACI loans totaled $324.5 million, net of unearned discounts and deferred fees and costs.

  Residential

        Covered residential loans were placed into homogenous pools at Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. At Acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at Acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at Acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised as we gain greater experience. Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

        Residential mortgage loans, including home equity loans, comprised 87.8% of the UPB of the acquired loan portfolio at the Acquisition date. We performed a detailed analysis of the portfolio to determine the key loan characteristics influencing performance. Key characteristics influencing the performance of the residential portfolio were determined to be delinquency status; product type, in particular, amortizing as opposed to option ARM products; current indexed LTV ratio; and original FICO score. The ACI loans in the residential mortgage portfolio were grouped into ten homogenous static pools based on these characteristics, and the non-ACI residential loans were grouped into two homogenous static pools. There were other variables which we initially expected to have a significant influence on performance and which were considered in our analysis; however, the results of our analysis demonstrated that their impact was less significant after controlling for current indexed LTV, product type, and FICO score. Therefore, these additional factors were not used in grouping the covered residential loans into pools and are not used in monitoring ongoing asset quality of the pools. The factors we considered but determined not to be significant included the level and type of documentation required at origination, i.e., whether a loan was originated under full documentation, reduced documentation, or no documentation programs; occupancy, defined as owner occupied vs. non-owner occupied collateral properties; geography; and vintage, i.e., year of origination.

        At December 31, 2011, the carrying value of 1-4 single family residential non-ACI loans was $92.7 million; $9.6 million or 10.4% of these loans were 30 days or more past due and $6.6 million or 7.1% were 90 days or more past due. At December 31, 2011, ACI 1-4 single family residential loans totaled $1.7 billion. $403.0 million or 24.0% of these loans were delinquent by 30 days or more and $310.8 million or 18.5% were delinquent by 90 days or more.

        At December 31, 2011, non-ACI home equity loans and lines of credit had an aggregate carrying value of $179.0 million; $14.6 million or 8.2% of these loans were 30 days or more past due and $7.8 million or 4.4% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $71.6 million at December 31, 2011. At December 31, 2011, $14.3 million or 19.9% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $10.9 million or 15.3% were delinquent by 90 days or more. At December 31, 2011 4.5% and 5.8%, respectively, of the non-ACI and ACI home equity loans and lines of credit are first liens while 95.5% and 94.2%, respectively, of the non-ACI and ACI home equity loans and lines of credit are second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

        Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements.

  Commercial

        The ongoing asset quality of significant commercial and commercial real estate loans is monitored on an individual basis through our regular credit review and risk rating process. We believe internal risk rating is the best indicator of the credit quality of commercial loans. Homogenous groups of smaller balance commercial loans may be monitored collectively.

        At December 31, 2011, non-ACI commercial loans had an aggregate UPB of $54.0 million and a carrying value, net of discounts of $52.8 million; 82% of these loans were rated "pass" and this portfolio segment has limited delinquency history. At December 31, 2011, eleven loans with a carrying value totaling $2.0 million were rated special mention, forty-six loans with a carrying value totaling $7.1 million were rated substandard and 4 loans with a carrying value of $0.2 million were rated doubtful.

        At December 31, 2011, ACI commercial loans had a carrying value of $346.2 million, of which $342.0 million are covered under the Loss Sharing Agreements. At December 31, 2011, loans with carrying values of $13.1 million, $140.1 million and $1.4 million were internally risk rated special mention, substandard and doubtful, respectively.

        Potential future losses to the Company related to the covered ACI loans are significantly mitigated by the Loss Sharing Agreements.

  Impaired Loans and Non-Performing Assets

        Non-performing assets consist of (i) non-accrual loans, including loans that have been restructured in troubled debt restructurings ("TDRs") and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history since modification, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO. Impaired loans also include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since Acquisition. Because of discount accretion, these ACI loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. As of December 31, 2011, 2010 and 2009, substantially all of the non-performing loans and all of the OREO were covered assets. The Company's exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements with the FDIC and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

        Non-performing loans at December 31, 2011 included twenty-seven new commercial loans with an aggregate balance of $2.8 million and new residential loans totaling $27 thousand. At December 31, 2010 non-performing loans included five new commercial loans with balances totaling $3.2 million. There were no non-performing new commercial loans at December 31, 2009. At December 31, 2010 and 2009, there were no non-performing new residential loans.

        The following table summarizes the Company's impaired loans and other non-performing assets at the dates indicated (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Nonaccrual loans:
Residential:
1 - 4 single family residential	$7,410	$9,585	$14,495
Home equity loans and lines of credit	10,478	10,817	2,726

Total residential loans	17,888	20,402	17,221
Commercial:
Multi-family	—	200	—
Commercial real estate	295	75	—
Construction	3	—	—
Land	332	—	—
Commercial loans and leases	9,164	5,097	150

Total commercial loans	9,794	5,372	150

Total nonaccrual loans	27,682	25,774	17,371
Non-ACI and new loans past due 90 days and still accruing	375	—	—
TDRs	824	—	—

Total non-performing loans	28,881	25,774	17,371
Other real estate owned	123,737	206,680	120,110

Total non-performing assets	152,618	232,454	137,481
Impaired ACI loans on accrual status	94,536	262,130	567,253
TDRs in compliance with their modified terms	583	—	—

Total impaired loans and non-performing assets	$247,737	$494,584	$704,734

Non-performing loans to total loans(1)	0.70%	0.66%	0.38%
Non-performing assets to total assets	1.35%	2.14%	1.24%
ALLL to total loans(1)	1.17%	1.48%	0.49%
ALLL to non-performing loans	167.59%	226.35%	130.22%
Net charge-offs to average loans	0.62%	0.37%	0.00%

(1)
Total loans for purposes of calculating these ratios is net of unearned discounts and deferred fees and costs.

        At December 31, 2011, 2010 and 2009, substantially all of the nonaccrual loans are non-ACI loans. Contractually delinquent ACI loans are not reflected as nonaccrual loans because discount continues to be accreted. Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but still accruing was $361.2 million, $717.7 million and $1.2 billion at December 31, 2011, 2010 and 2009, respectively.

        The decline in the ratio of non-performing assets to total assets at December 31, 2011 as compared to December 31, 2010 is primarily attributable to the decrease in OREO. The decline in the ratio of the ALLL to total loans and to non-performing loans resulted from the recovery of provision for ACI loans attributable to improvements in expected cash flows from those loans.

        Non-performing assets reported for the post-Acquisition periods are substantially lower than non-performing assets for the pre-Acquisition periods primarily due to the recording of these assets at their fair values in conjunction with the application of acquisition accounting and the fact that ACI loans are no longer reflected as nonaccrual loans as discussed above. The lower ratio of the ALLL to total loans at dates subsequent to the Acquisition is a direct result of the fact that no allowance was initially recorded with respect to the acquired loans. Rather, the estimated fair value at which these loans were initially recorded incorporated significant assumptions related to credit quality and default probabilities. Due to the foregoing factors, the ratios presented in the table above may lack comparability to those of our peers.

        Except for ACI loans, commercial loans are placed on nonaccrual status when (i) management has determined that full payment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal and/or interest, unless the loan is well-secured and in the process of collection. Residential loans are placed on nonaccrual status when there is 90 days of interest due and uncollected. Residential loans are returned to accrual status when less than 90 days of interest is due and unpaid. Commercial loans are returned to accruing status only after all past due principal and interest has been collected. Except for ACI loans accounted for in pools, loans that are the subject of troubled debt restructurings are generally placed on nonaccrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectable, the loans are returned to accrual status.

        A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, extensions of maturity, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not accounted for as troubled debt restructurings and are not separated from their respective pools when modified. As of December 31, 2011 there were five non-ACI commercial relationships with a total carrying value of $366 thousand and one new commercial relationship with a balance of $231 thousand that had been modified in TDRs. Additionally, at December 31, 2011 there were eleven non-ACI residential loans with a total carrying value of $1.5 million that were the subject of HAMP modifications and classified as TDRs. No non-ACI or new loans were modified in TDRs during the year ended December 31, 2010 or the period ended December 31, 2009.

        At December 31, 2011, there were four ACI commercial relationships with an aggregate carrying value of $1.4 million that had been modified in TDRs. As of December 31, 2010, there were three commercial ACI relationships with a total carrying value of $2.4 million that were the subject of TDRs.

        Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material.

  Loss Mitigation Strategies

        Although our exposure to loss on covered assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We have increased the quality and experience level of our workout and recovery and mortgage servicing departments. We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. In 2009, we began loan modifications under HAMP for eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of December 31, 2011, 11,278 borrowers had been counseled regarding their participation in HAMP; 7,946 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of December 31, 2011, 1,507 borrowers who did not elect to participate in the program had been sent termination letters and 2,574 borrowers had been denied due to ineligibility. At December 31, 2011, there were 3,078 permanent loan modifications and 121 active trial modifications.

Analysis of the Allowance for Loan and Lease Losses

        The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the Acquisition, and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions such as unemployment rates, real estate values in our primary market areas and the level of interest rates, as well as a variety of other factors that affect the ability of borrowers' businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio.

  New and non-ACI Loans

        Based on an analysis of historical performance of the non-ACI residential mortgage and home equity portfolio, OREO and short sale losses and recent trending data, we have concluded that LTV ratio is the leading predictive indicator of loss severity for this portfolio. The non-ACI residential mortgage and home equity portfolios have therefore been divided into homogenous groups and stratified based on LTV for purposes of calculating the ALLL. Calculated frequency of roll to loss and severity percentages are applied to the dollar value of loans in each group to calculate an overall loss allowance. LTV ratios at the individual loan level are updated quarterly using the appropriate Case-Shiller quarterly MSA Home Price Index to adjust the original appraised value of the underlying collateral. Frequency is calculated for each pool using a four month roll to loss percentage, based on the assumption that if an event has occurred with a borrower that will ultimately result in a loss, this will manifest itself as a loan in default and in process of foreclosure within four months. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans at 120 days delinquency.

        Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the Failed Bank's residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio is not seasoned and has not yet developed an observable loss trend. Therefore, the ALLL for new residential loans is based primarily on peer group average historical loss rates as discussed further below.

        Since the new loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Bank's internal credit risk rating system and peer group average historical loss rates by loan class. The allowance is comprised of specific reserves for significant classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on nonaccrual status with committed credit facilities greater than or equal to $500,000 are individually evaluated for impairment. A quarterly net realizable value analysis is prepared for each of these relationships. This analysis forms the basis for establishing specific reserves. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We group these loans by product type and performance status and establish general reserve percentages based on our analysis of the risks characterizing each group. Factors that impact our judgment as to the appropriate loss percentage to assign may include the underwriting criteria applied to a particular product type, whether the loans are secured or unsecured, the type of collateral, and delinquency status.

        The peer group used to calculate the average historical loss rates that form the basis for our general reserve calculations is a group of 20 banks in the southeast region determined by management to be the most comparable to BankUnited. Factors that impacted the selection of the peer group included asset size, composition of the loan portfolio and credit quality ratios including net charge-offs to average loans, ALLL to total loans, ALLL to noncurrent loans and noncurrent loans to total loans. Peer bank data was obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. For new loans, a six quarter average of peer group historical loss rates was used as this period corresponds to the vintage of the majority of loans in this portfolio segment. For the non-ACI portfolio, a twelve quarter average of peer group historical loss rates was used as this period is considered more representative of expected loss experience for the more seasoned loans in this segment.

        Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are "pass" grades. The risk ratings are driven largely by debt service coverage. Peer group average historical loss rates are adjusted upward for loans rated special mention or assigned a lower "pass" rating. Peer group average historical loss rates are adjusted downward for loans assigned the highest "pass" grades.

        In addition to the quantitative calculations described above, adjustments are made to the allowance for relevant qualitative factors when there is a material observable trend in those factors not already taken into account in the quantitative calculations. Qualitative factors that may result in an adjustment to the allowance have been grouped into four categories:

  •
  portfolio trends,

  •
  policy and credit guidelines,

  •
  economic factors, and

  •
  credit concentrations.

        At December 31, 2011, qualitative adjustments were made to historical loss percentages related to the current economic climate, portfolio trends and for certain classes of small business commercial loans, policy and credit guidelines. Adjustments related to the current economic climate were driven by uncertainty about general economic conditions including unemployment rates and real estate prices. Adjustments for portfolio trends related to the rapid growth rate of the new loan portfolio. Adjustments related to policy and credit guidelines impacted certain small business commercial loan products and related to the underwriting criteria applied to those particular products. Qualitative adjustments did not have a material impact on the ALLL as of December 31, 2011.

        Prior to the fourth quarter of 2011, we used the OTS "Thrift Industry Charge-Off Rates by Asset Type, annualized Net Charge-Off Rates—Twelve Quarter Average" for the southeast region (the "OTS Charge-Off Rates") rather than peer group historical loss rates in our determination of general reserve percentages. Particularly as the new loan portfolio has grown, we believe the peer group average loss rates are more representative of expected loss experience from our portfolio. The transition to use of peer group historical loss rates did not have a material impact on the determination of the amount of the ALLL as of December 31, 2011.

        For non-ACI loans, the allowance is initially calculated based on UPB. The total of UPB, less the calculated allowance, is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at Acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any such increase in the allowance for non-ACI loans will result in a corresponding increase in the FDIC indemnification asset.

  ACI Loans

        For ACI loans, a valuation allowance is established when periodic evaluations of expected cash flows reflect a decrease resulting from credit related factors from the level of cash flows that were estimated to be collected at Acquisition plus any additional expected cash flows arising from revisions in those estimates. We perform a quarterly analysis of expected cash flows for ACI loans.

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

        Our analysis at December 31, 2009 indicated a decrease in expected cash flows due to credit related assumptions related to two ACI residential mortgage pools; therefore, a provision for loan losses of $20.0 million was recorded, along with a corresponding increase in the FDIC indemnification asset of $14.4 million. As of December 31, 2010, our analysis evidenced a significant improvement in expected cash flows related to these two ACI residential pools and an offsetting decrease in expected cash flows due to credit related assumptions related to the ACI home equity loan pool. As a result, the $20.0 million allowance established at December 31, 2009 related to ACI residential pools, along with the increase in the FDIC indemnification asset of $14.4 million, was reversed, and a provision for loan losses of $18.5 million, along with a corresponding increase in the FDIC indemnification asset of $14.0 million, was recorded related to the pooled home equity ACI loans during the year ended December 31, 2010. Due to improved performance of and projected cash flows from the home equity ACI pool during 2011, the allowance established related to this pool in 2010, along with the corresponding increase in the FDIC indemnification asset, were reversed in 2011. As a result, there is no valuation allowance related to ACI residential and home equity pools at December 31, 2011.

        The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Updated assumptions for large balance and delinquent loans in the commercial ACI portfolio are based on net realizable value analyses prepared at the individual loan level by the Company's workout and recovery department. Updated assumptions for smaller balance commercial loans are based on a combination of the Company's own historical delinquency and severity data and industry level data. Delinquency data is used as a proxy for defaults as the Company's experience has been that few of these loans return to performing status after being delinquent greater than 60 days. An additional multiplier is also applied in developing assumptions for loans rated special mention, substandard, or doubtful based on the Company's historical loss experience with classified loans.

        For the period ended December 31, 2009, there were no decreases in expected cash flows for commercial ACI loans; therefore, no ALLL was provided related to these loans. For the year ended December 31, 2010, our analysis indicated a decrease in expected cash flows from certain ACI commercial loans evaluated individually for credit impairment, resulting in a provision for loan losses of $35.5 million related to these ACI loans. An increase in the FDIC indemnification asset of $19.9 million was recorded related to this provision. Based on our loan level analysis of commercial ACI loans for the year ended December 31, 2011 an additional provision for loan losses related to commercial ACI loans of $7.2 million was recorded. An increase in the FDIC indemnification asset of $6.2 million was recorded related to this provision.

        The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Years Ended
			Period from May 22, 2009 to December 31, 2009
	December 31, 2011	December 31, 2010
ALLL, beginning of period	$58,360	$22,621	$—
Provision for loan losses:
ACI loans
Residential loans	(18,488)	(1,533)	20,021
Commercial loans	7,210	35,461	—

Total provision for loan losses on ACI loans	(11,278)	33,928	20,021
Non-ACI loans
Residential loans	(1,491)	10,985	130
Commercial loans	5,077	1,353	1,136
Consumer loans	—	215	—

Total provision for losses on non-ACI loans	3,586	12,553	1,266
New loans
Residential loans	3,862	102	69
Commercial loans	17,662	4,815	1,219
Consumer loans	(4)	9	46

Total provision for losses on new loans	21,520	4,926	1,334

Total provision for loan losses	13,828	51,407	22,621

Charge-offs:
ACI loans	(13,527)	(14,024)	—
Non-ACI loans	(8,489)	(1,535)	—
New loans	(3,367)	(109)	—

Total charge-offs	(25,383)	(15,668)	—

Recoveries:
ACI loans	1,212	—	—
Non-ACI loans	361	—	—
New loans	24	—	—

Total recoveries	1,597	—	—

ALLL, end of period	$48,402	$58,360	$22,621

        The following table shows the distribution of the ALLL, broken out between Covered and non-Covered loans, as of December 31, 2011, 2010 and 2009 (in thousands):

	December 31, 2011					December 31, 2010					December 31, 2009
	Covered					Covered					Covered
	ACI	Non- ACI	New Loans	Total	%(1)	ACI	Non- ACI	New Loans	Total	%(1)	ACI	Non- ACI	New Loans	Total	%(1)
Residential:
1-4 single family residential	$—	$593	$4,015	$4,608	53.8%	$—	$761	$168	$929	67.5%	$20,021	$119	$65	$20,205	76.0%
Home equity loans and lines of credit	—	5,549	18	5,567	6.1%	18,488	9,229	3	27,720	7.7%	—	11	4	15	7.1%

Total	—	6,142	4,033	10,175	59.9%	18,488	9,990	171	28,649	75.2%	20,021	130	69	20,220	83.1%

Commercial:
Multi-family	1,063	5	929	1,997	4.1%	5,701	633	772	7,106	2.8%	—	60	11	71	1.7%
Commercial real estate	10,672	284	4,529	15,485	13.5%	5,795	418	1,189	7,402	11.4%	—	465	303	768	9.2%
Construction	991	—	266	1,257	0.7%	1,017	1	118	1,136	0.4%	—	5	—	5	1.0%
Land	1,319	62	71	1,452	1.0%	3,874	26	102	4,002	1.3%	—	2	—	2	0.9%
Commercial loans and leases	2,287	1,249	14,449	17,985	20.6%	5,050	1,216	3,744	10,010	8.7%	—	604	905	1,509	3.9%

Total	16,332	1,600	20,244	38,176	39.9%	21,437	2,294	5,925	29,656	24.6%	—	1,136	1,219	2,355	16.7%

Consumer	—	—	51	51	0.2%	—	—	55	55	0.2%	—	—	46	46	0.2%

Total ALLL	$16,332	$7,742	$24,328	$48,402	100.0%	$39,925	$12,284	$6,151	$58,360	100.0%	$20,021	$1,266	$1,334	$22,621	100.0%

(1)
Represents percentage of loans receivable in each category to total loans receivable.

Other Real Estate Owned

        All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the years ended December 31, 2011 and 2010 and the period ending December 31, 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$206,680	$120,110	$177,679
Transfers from loan portfolio	338,256	401,763	115,192
(Decrease) increase from resolution of covered loans	(25,298)	(9,530)	25,702
Sales	(371,332)	(289,532)	(177,408)
Impairment	(24,569)	(16,131)	(21,055)

Balance, end of period	$123,737	$206,680	$120,110

        The majority of our OREO properties are located in the State of Florida. At December 31, 2011, 57.3% of properties were located in Florida, 10.0%, in Illinois, 8.9% in California, 4.0% in New Jersey and 3.1% in Massachusetts. At December 31, 2011, 94.3% of OREO consisted of residential properties and 5.7% consisted of commercial properties.

Goodwill and Other Intangible Assets

        In conjunction with the Acquisition, we recognized approximately $59.4 million of goodwill and a $1.8 million core deposit intangible. In conjunction with the acquisition of a small business lending company and a municipal leasing company in the fourth quarter of 2010, we recorded customer relationship intangible assets of $0.4 million and additional goodwill of $7.9 million.

        The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year or more frequently if events or circumstances indicate that impairment may exist. As of the 2011 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated. Estimated fair value was based on the market capitalization of the Company's common stock.

Other Assets

        During the year ended December 31, 2011, $70.4 million of FHLB stock was redeemed at par.

        The most significant components of other assets are FHLB stock, bank owned life insurance, premises and equipment, accrued interest receivable and prepaid expenses. The increase in other assets at December 31, 2011 as compared to December 31, 2010 resulted primarily from an increase in premises and equipment of approximately $35.0 million related to improvements to new and existing branch facilities and increased investment in our technology platforms, partially offset by the satisfaction of a receivable of $20.8 million related to the surrender of bank owned life insurance.

Deposits

        The following table presents information about our deposits for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (dollars in thousands):

	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Non-interest bearing	$622,377	—	$440,673	—	$303,810	—
Interest bearing	382,329	0.65%	273,897	0.72%	183,416	0.79%
Money market	2,165,230	0.88%	1,667,277	1.20%	1,205,446	1.93%
Savings	1,201,236	0.83%	1,203,491	1.18%	948,000	1.94%
Time	2,585,201	1.71%	3,889,961	1.85%	5,506,320	0.93%

	$6,956,373	1.09%	$7,475,299	1.45%	$8,146,992	1.16%

        Excluding the impact of accretion from fair value adjustments due to acquisition accounting, the average rate paid on interest bearing deposits for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 was 1.31%, 1.85% and 2.77%, respectively.

        The distribution of deposits reflected in the table reflects the continued run-off of time deposits and increases in lower-rate deposit products, consistent with management's business strategy.

        The following table shows scheduled maturities of certificates of deposit with denominations equal to or greater than $100,000 as of December 31, 2011 (in thousands):

Three months or less	$126,699
Over three through six months	68,141
Over six through twelve months	438,052
Over twelve months	695,615

$1,328,507

Borrowed Funds

        The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase and federal funds purchased, as of December 31, 2011,

2010 and 2009 and for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (dollars in thousands):

	2011	2010	2009
Maximum outstanding at any month-end	$2,165	$17,459	$2,972
Balance outstanding at end of year	$206	$492	$2,972
Average outstanding during the year	$1,333	$7,812	$2,091
Average interest rate during the year	0.48%	0.92%	0.02%
Average interest rate at end of year	0.50%	0.43%	0.01%

        The Company also utilizes FHLB advances to finance its operations. FHLB advances are secured by stock in the FHLB required to be purchased in proportion to outstanding advances and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The following table provides information about outstanding FHLB advances at December 31, 2011 (in thousands):

Maturing in:
2012	$1,145,000
2013	565,000
2014	505,000
2015	350

Total contractual balance outstanding	2,215,350
Acquisition accounting fair value adjustment	20,781

Carrying value	$2,236,131

        The change in carrying value of outstanding FHLB advances from December 31, 2010 to December 31, 2011 was attributable to accretion of fair value adjustments recorded in connection with the Acquisition.

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

  Loan Portfolio

        The following table presents the composition of the loan portfolio as of the dates indicated (dollars in thousands):

			At September 30,
	At May 21, 2009		2008		2007
	Balance	%	Balance	%	Balance	%
Real estate loans:
1 - 4 single family residential	$8,993,077	83.1%	$9,916,696	84.4%	$10,693,832	86.3%
Home equity loans and lines of credit	505,642	4.7%	486,467	4.1%	420,386	3.4%
Multi-family	129,481	1.2%	144,324	1.2%	120,058	1.0%
Commercial real estate	594,877	5.5%	600,261	5.1%	496,556	4.0%
Construction	187,333	1.7%	171,213	1.5%	146,557	1.2%
Land	219,736	2.0%	224,723	1.9%	303,294	2.5%

Total real estate loans	10,630,146	98.2%	11,543,684	98.2%	12,180,683	98.4%

Other loans:
Commercial	181,484	1.7%	197,985	1.7%	187,951	1.5%
Consumer	12,179	0.1%	12,740	0.1%	16,228	0.1%

Total other loans	193,663	1.8%	210,725	1.8%	204,179	1.6%

Total loans	10,823,809	100.0%	11,754,409	100.0%	12,384,862	100.0%

Unearned discount, premiums and deferred costs, net	190,406		210,875		235,454

Loans held in portfolio, net of discount premiums and deferred costs	11,014,215		11,965,284		12,620,316
Allowance for loan losses	(1,227,173)		(715,917)		(58,623)

Total loans held in portfolio, net	$9,787,042		$11,249,367		$12,561,693

Loans held for sale	$788		$10,050		$174,868

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
1 - 4 single family residential loans
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

  Asset Quality

Impaired Loans and Non-performing Assets

        The following table summarizes the Company's impaired loans, including troubled debt restructurings, and other non-performing assets as of the dates indicated (dollars in thousands):

		At September 30,
	At May 21, 2009	2008	2007
Nonaccrual loans
Real estate loans:
1 - 4 single family residential
Payment option	$1,674,325	$968,647	$149,749
Non-payment option	453,743	153,125	22,894

Total 1 - 4 single family residential	2,128,068	1,121,772	172,643
Home equity loans and lines of credit	27,263	8,866	2,251
Multi-family	21,544	10,028	—
Commercial real estate	2,888	—	5,593
Construction	78,403	58,549	—
Land	94,493	38,465	—

Total real estate loans	2,352,659	1,237,680	180,487
Other loans:
Commercial	763	65	232
Consumer	23	30	91

Total other loans	786	95	323

Total nonaccrual loans	2,353,445	1,237,775	180,810
Accruing loans 90 days or more past due	—	71	493
Other impaired loans still accruing	353,903	195,073	19,771

Total non-performing loans	2,707,348	1,432,919	201,074
OREO	177,679	135,324	27,732

Total non-performing assets	2,885,027	1,568,243	228,806
Troubled debt restructurings in compliance with modified terms(1)	651,236	68,033	—

Total impaired loans and non-performing assets	$3,536,263	$1,636,276	$228,806

Non-performing loans to total loans	24.58%	11.98%	1.59%
Non-performing assets to total assets	23.53%	11.13%	1.51%
Non-performing loans and troubled debt restructurings to total loans	30.49%	12.54%	1.59%
Allowance for loan losses to total loans	11.14%	5.98%	0.46%
Allowance for loan losses to non-performing loans	45.33%	49.96%	29.15%

(1)
Consists of only 1 - 4 single family residential loans.

        The increase in total non-performing assets to $2.9 billion at May 21, 2009 resulted directly from the economic downturn, both nationally and in the Failed Bank's primary geographic markets, particularly the precipitous decline in housing prices. Non-performing loans were concentrated in the option ARM portfolio, and a significant percentage of the non-performing loans were those with higher LTV ratios, originated during periods of historically high housing prices.

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

Analysis of the Allowance for Loan Losses

        The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated (dollars in thousands):

			Fiscal Years Ended September 30,
	Period from October 1, 2008 to May 21, 2009
			2008	2007
Allowance for loan losses, beginning of period	$715,917		$58,623	$36,378
Provision for loan losses	919,139		856,374	31,500
Charge-offs:
1 - 4 single family residential	(434,391)		(211,323)	(5,347)
Home equity loans and lines of credit	(12,676)		(9,396)	(620)
Multi-family	—		—	—
Commercial real estate	—		—	—
Construction	—		(1,218)	—
Land	—		(6,647)	(2,651)
Commercial	(879)		(1,468)	(2,425)
Consumer	(1,064)		(257)	(7)

Total charge-offs	(449,010)		(230,309)	(11,050)

Recoveries:
1 - 4 single family residential	40,825		31,079	1,407
Home equity loans and lines of credit	111		34	73
Multi-family	—		—	—
Commercial real estate	—		—	—
Construction	—		—	—
Land	—		—	—
Commercial	189		115	306
Consumer	2		1	9

Total recoveries	41,127		31,229	1,795

Net charge-offs	(407,883)		(199,080)	(9,255)

Allowance for loan losses, end of period	$1,227,173		$715,917	$58,623

Ratio of net charge-offs to average loans receivable outstanding during the period	5.51	%(1)	1.58%	0.08%

(1)
Annualized.

        The following table allocates the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

			At September 30,
	At May 21, 2009		2008		2007
	Amount	%(1)	Amount	%(1)	Amount	%(1)
1 - 4 single family residential	$890,551	83.1%	$616,486	84.4%	$33,911	86.3%
Home equity loans and lines of credit	41,638	4.7%	16,055	4.1%	6,850	3.4%
Multi-family	1,461	1.2%	836	1.2%	960	1.0%
Commercial real estate	186,130	5.5%	891	5.1%	8,092	4.0%
Construction	53,452	1.7%	47,495	1.5%	1,173	1.2%
Land	47,986	2.0%	30,699	1.9%	2,426	2.5%
Commercial	5,102	1.7%	2,860	1.7%	4,331	1.5%
Consumer	853	0.1%	595	0.1%	880	0.1%

Total allowance for loan losses	$1,227,173	100.0%	$715,917	100.0%	$58,623	100.0%

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

Liquidity and Capital Resources

        Since inception, the Company's stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the common shares issued in the Company's IPO in February of 2011, equity compensation, changes in unrealized gains, net of taxes, on investment securities available for sale, changes in unrealized losses, net of taxes, on cash flow hedges, and the payment of dividends. Stockholders' equity increased $281.8 million, or 22.5%, from $1.3 billion at December 31, 2010 to $1.5 billion at December 31, 2011. The increase resulted primarily from the retention of earnings of $63.2 million, proceeds from the issuance of stock of $98.6 million, and equity based compensation (including the reclassification of $45.0 million previously recorded as a liability) of $189.7 million, offset by dividends of $56.7 million.

        BankUnited must get approval by the Federal Reserve Bank to pay dividends to its parent. Applications have been filed with the Federal Reserve Bank (and, previously the OTS) since the third quarter of 2010. All quarterly dividend requests have been approved.

        Pursuant to FDICIA, the OCC and FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2011 and December 31, 2010, BankUnited had capital levels that exceeded the well-capitalized guidelines. In addition, a condition of approval of BankUnited's application for Federal Deposit Insurance requires BankUnited to maintain a tier 1 leverage ratio at no less than eight percent throughout the first three years of operation. To date, BankUnited has exceeded that requirement.

        Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in transaction deposit accounts, its cash position and cash flow from its amortizing investment and loan portfolios and reimbursements under the Shared Loss Agreements. If necessary, the Bank has the ability to raise liquidity through collateralized borrowings, FHLB advances, or the sale of its available for sale investment portfolio. The Company's ALCO policy has established several measures of liquidity which are reviewed monthly by ALCO and quarterly by the Company's Board of Directors. The primary measurement of liquidity used by the Company is liquid assets (defined as cash and cash equivalents, and pledgeable securities) to total assets. The Company's liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At December 31, 2011, the Company's liquid assets divided by total assets was 12.1%. In addition, the Company monitors a One Year Liquidity Ratio, defined as cash and cash equivalents, pledegeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year, divided by deposits and borrowing maturing within one year. The maturity of deposits (excluding certificate of deposits) is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows the Company to monitor liquidity over a longer time horizon. At December 31, 2011, the Company exceeds the acceptable limit established by ALCO for this ratio.

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

Interest Rate Sensitivity

        The principal component of the Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. The primary objective of the Company's asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed and approved by the Company's Board of Directors.

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

Currently, the Company's model projects a plus 100, plus 200, and plus 300 basis point change (with rates increasing 25 basis points per month until the applicable limit is reached) as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at December 31, 2011 due to the extremely low rate environment.

        The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if forecasted net interest income in the plus 200 basis point scenario is within 5% of forecasted net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of a plus 200 basis points scenario at December 31, 2011 and 2010:

Plus 200
December 31, 2011:
Twelve Months	2.0%
Twenty Four Months	9.3
December 31, 2010
Twelve Months	1.8
Twenty Four Months	9.0

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

Off-Balance Sheet Arrangements

  Commitments

        We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of December 31, 2011 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$112,019	$112,019
Commitments to purchase loans	—	44,359	44,359
Unfunded commitments under lines of credit	87,256	380,494	467,750
Commercial and standby letters of credit	—	27,859	27,859

	$87,256	$564,731	$651,987

  Derivative Financial Instruments

        Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets or other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2011, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at December 31, 2011 was $63.4 million.

        Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $106.0 million at December 31, 2011. The aggregate fair value of these interest rate swaps included in other assets was $3.7 million and the aggregate fair value included in other liabilities was $3.7 million.

Contractual Obligations

        The following table contains supplemental information regarding our outstanding contractual obligations as of December 31, 2011 (in thousands) :

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$2,309,536	$1,205,694	$1,103,492	$350	$—
Operating lease obligations	132,344	14,512	27,899	21,022	68,911
Service contracts and purchase obligations	—	—	—	—	—
Certificates of deposits	2,431,705	1,158,972	996,008	274,733	1,992
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

	$4,873,585	$2,379,178	$2,127,399	$296,105	$70,903

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See the section entitled "Interest Rate Sensitivity" included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management's Report on Internal Control Over Financial Reporting	F-2
BankUnited, Inc. Consolidated Financial Statements for the Years ended December 31, 2011 and 2010 and the Period from April 28, 2009 (date of inception) through December 31, 2009
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-5
Consolidated Statements of Income for the years ended December 31, 2011 and 2010 and the period from April 28, 2009 (date of inception) through December 31, 2009	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from April 28, 2009 (date of inception) through December 31, 2009	F-7
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2011 and 2010 and the period from April 28, 2009 (date of inception) through December 31, 2009	F-9
Notes to Consolidated Financial Statements	F-10

BankUnited, FSB and Subsidiaries (a wholly-owned subsidiary of BankUnited Financial Corporation)—Consolidated Financial Statements for the Period from October 1, 2008 through May 21, 2009, and the Fiscal Year Ended September 30, 2008

Report of Independent Registered Certified Public Accounting Firm	F-93
Consolidated Balance Sheet as of May 21, 2009	F-94
Consolidated Statements of Operations for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-95
Consolidated Statements of Cash Flows for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-96
Consolidated Statements of Stockholder's Equity (Deficit) for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-98
Consolidated Statements of Other Comprehensive Income (Loss) for the period from October 1, 2008 through May 21, 2009, and the fiscal year ended September 30, 2008	F-99
Notes to Consolidated Financial Statements	F-100

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

        We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended and for the period from April 28, 2009 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankUnited, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from April 28, 2009 (date of inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Miami, Florida
February 28, 2012
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

        We have audited BankUnited, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended and for the period from April 28, 2009 (date of inception) through December 31, 2009, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Miami, Florida
February 28, 2012
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks:
Non-interest bearing	$39,894	$44,860
Interest bearing	13,160	12,523
Due from Federal Reserve Bank	247,488	502,828
Federal funds sold	3,200	4,563

Cash and cash equivalents	303,742	564,774
Investment securities available for sale, at fair value (including covered securities of $232,194 and $263,568)	4,181,977	2,926,602
Federal Home Loan Bank stock	147,055	217,408
Loans held for sale	3,952	2,659
Loans (including covered loans of $2,422,811 and $3,396,047)	4,137,058	3,934,217
Allowance for loan and lease losses	(48,402)	(58,360)

Loans, net	4,088,656	3,875,857
FDIC indemnification asset	2,049,151	2,667,401
Bank owned life insurance	204,077	207,061
Other real estate owned, covered by loss sharing agreements	123,737	206,680
Deferred tax asset, net	19,485	—
Income tax receivable	—	10,862
Goodwill and other intangible assets	68,667	69,011
Other assets	131,539	121,245

Total assets	$11,322,038	$10,869,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$770,846	$494,499
Interest bearing	453,666	349,985
Savings and money market	3,553,018	3,134,884
Time	2,587,184	3,184,360

Total deposits	7,364,714	7,163,728
Securities sold under agreements to repurchase	206	492
Federal Home Loan Bank advances	2,236,131	2,255,200
Income taxes payable	53,171	—
Deferred tax liability, net	—	4,618
Advance payments by borrowers for taxes and insurance	21,838	22,563
Other liabilities	110,698	169,451

Total liabilities	9,786,758	9,616,052
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share 400,000,000 and 110,000,000 shares authorized; 97,700,829 and 92,971,850 shares issued and outstanding	977	930
Paid-in capital	1,240,068	950,831
Retained earnings	276,216	269,781
Accumulated other comprehensive income	18,019	31,966

Total stockholders' equity	1,535,280	1,253,508

Total liabilities and stockholders' equity	$11,322,038	$10,869,560

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

			Period from April 28, 2009 Through December 31, 2009
	Years Ended December 31,
	2011	2010
Interest income:
Interest and fees on loans	$512,728	$431,468	$287,460
Interest and dividends on investment securities available for sale	122,626	124,262	45,142
Other	2,743	1,958	2,922

Total interest income	638,097	557,688	335,524

Interest expense:
Interest on deposits	75,773	108,344	57,829
Interest on borrowings	63,164	59,856	26,027

Total interest expense	138,937	168,200	83,856

Net interest income before provision for loan losses	499,160	389,488	251,668
Provision for loan losses (including provision (recovery) for covered loans of $(7,692), $46,481 and $21,287)	13,828	51,407	22,621

Net interest income after provision for loan losses	485,332	338,081	229,047

Non-interest income:
Accretion of discount on FDIC indemnification asset	55,901	134,703	149,544
Income from resolution of covered assets, net	18,776	121,462	120,954
Net gain (loss) on indemnification asset	79,812	17,736	(21,761)
FDIC reimbursement of costs of resolution of covered assets	31,528	29,762	8,095
Service charges and fees	11,128	10,567	6,763
Loss on sale of loans, net (including loss related to covered loans of $70,366, $76,360, and $47,078)	(69,714)	(76,310)	(47,078)
Gain (loss) on sale or exchange of investment securities available for sale	1,136	(998)	(337)
Mortgage insurance income	16,904	18,441	1,338
Settlement with the FDIC	—	24,055	—
Investment services income	7,496	6,226	830
Gain on extinguishment of debt	—	—	31,303
Other non-interest income	10,250	12,135	3,985

Total non-interest income	163,217	297,779	253,636

Non-interest expense:
Employee compensation and benefits (including $110.4 million in equity based compensation recorded in conjunction with the IPO for 2011; see Note 16)	272,991	144,486	62,648
Occupancy and equipment	36,680	28,692	20,121
Impairment of other real estate owned	24,569	16,131	21,055
Foreclosure expense	18,976	30,669	18,042
Loss on sale of other real estate owned	23,576	2,174	807
Other real estate owned expense	13,001	19,003	7,577
Change in value of FDIC warrant	—	21,832	1,704
Deposit insurance expense	8,480	13,899	11,850
Professional fees	17,330	14,677	14,854
Telecommunications and data processing	12,041	12,321	6,440
Other non-interest expense	28,161	19,436	8,920
Loss on FDIC receivable	—	—	69,444
Acquisition related costs	—	—	39,800

Total non-interest expense	455,805	323,320	283,262

Income before income taxes	192,744	312,540	199,421
Provision for income taxes	129,576	127,805	80,375

Net income	$63,168	$184,735	$119,046

Earnings per common share, basic (Note 3)	$0.63	$1.99	$1.29

Earnings per common share, diluted (Note 3)	$0.62	$1.99	$1.29

Cash dividends declared per common share	$0.56	$0.37	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,		Period from April 28, 2009 Through December 31, 2009
	2011	2010
Cash flows from operating activities:
Net income	$63,168	$184,735	$119,046
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(476,104)	(443,012)	(378,533)
Amortization of fees, discounts and premiums, net	(1,250)	(31,611)	(19,107)
Provision for loan losses	13,828	51,407	22,621
Accretion of discount on FDIC indemnification asset	(55,901)	(134,703)	(149,544)
Income from resolution of covered assets, net	(18,776)	(121,462)	(120,954)
Net (gain) loss on indemnification asset	(79,812)	(17,736)	21,761
Net loss on sale of loans	69,714	76,310	47,078
Settlement with the FDIC	—	(24,055)	—
Increase in cash surrender value of bank owned life insurance	(3,891)	(5,259)	(3,219)
Income from life insurance proceeds	—	(544)	—
(Gain) loss on sale or exchange of investment securities available for sale	(1,136)	998	337
Loss on sale of other real estate owned	23,576	2,174	807
Loss on disposal of premises and equipment	43	316	—
Equity based compensation	144,769	1,301	210
Change in fair value of equity instruments classified as liabilities	—	58,002	10,497
Depreciation and amortization	7,987	3,399	1,201
Impairment of other real estate owned	24,569	16,131	21,055
Deferred income taxes	(15,109)	24,088	(2,325)
Gain on extinguishment of debt	—	—	(31,303)
Loss on FDIC receivable	—	—	69,444
Proceeds from sale of loans held for sale	34,895	3,849	—
Loans originated for sale, net of repayments	(35,536)	(6,459)	—
Realized tax benefits from dividend equivalents and equity based compensation	(606)	—	—
Other:
(Increase) decrease in other assets	15,101	(3,523)	(20,675)
Increase (decrease) in other liabilities	41,926	(82,087)	67,111

Net cash used in operating activities	(248,545)	(447,741)	(344,492)

Cash flows from investing activities:
Net cash (paid) acquired in business combinations	—	(50,489)	1,160,321
Cash received from the FDIC related to business combination	—	—	2,274,206
Decrease in due to FDIC	—	(89,951)	(9,447)
Purchase of investment securities available for sale	(2,074,483)	(1,496,002)	(1,824,870)
Proceeds from repayments of investment securities available for sale	541,016	655,517	177,074
Proceeds from sale of investment securities available for sale	217,069	222,014	9,271
Maturities and calls of investment securities available for sale	61,565	10,250	—
Purchases of loans	(384,171)	(74,970)	(37,082)
Loan repayments and resolutions, net of originations	170,147	762,085	559,916
Proceeds from sale of loans, net	75,782	67,166	82,735
Proceeds from redemption of Federal Home Loan Bank stock	70,353	25,926	—
Decrease in FDIC indemnification asset for claims filed	753,963	764,203	291,508
Purchase of bank owned life insurance	(50,000)	(150,000)	—
Bank owned life insurance proceeds	77,721	60,226	—
Purchase of office properties and equipment, net	(42,638)	(27,856)	(4,890)
Proceeds from sale of other real estate owned	347,756	287,358	176,601

Net cash provided (used in) by investing activities	(235,920)	965,477	2,855,343

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,		Period from April 28, 2009 Through December 31, 2009
	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	207,972	(481,696)	(587,811)
Additions to Federal Home Loan Bank advances	—	605,000	300,000
Repayments of Federal Home Loan Bank advances	—	(405,000)	(2,795,112)
Increase (decrease) in securities sold under agreements to repurchase	(286)	(2,480)	1,662
Settlement of FDIC warrant liability	(25,000)	—	—
Decrease in advances from borrowers for taxes and insurance	(3,001)	(7,501)	(21,125)
Issuance of common stock	98,620	2,500	947,750
Dividends paid	(55,803)	(20,000)	—
Realized tax benefits from dividend equivalents and equity based compensation	606	—	—
Proceeds from exercise of stock options	325	—	—

Net cash provided by (used in) financing activities	223,433	(309,177)	(2,154,636)

Net increase (decrease) in cash and cash equivalents	(261,032)	208,559	356,215
Cash and cash equivalents, beginning of period	564,774	356,215	—

Cash and cash equivalents, end of period	$303,742	$564,774	$356,215

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$164,960	$217,947	$227,421

Income taxes paid	$80,224	$197,224	$—

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$338,256	$401,763	$115,192

Dividends declared, not paid	$14,930	$14,000	$—

Reclassification of PIU liability to equity	$44,964	$—	$—

Rescission of surrender of bank owned life insurance	$20,846	$—	$—

Restructuring of Federal Home Loan Bank Advances	$—	$—	$505,000

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(Dollars in thousands)

	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders' equity
Balance at April 28, 2009 (date of inception)	$—	$—	$—	$—	$—
Initial capital contribution	925	924,075	—	—	925,000
Additional capital contribution	3	22,747	—	—	22,750
Comprehensive income:
Net income	—	—	119,046	—	119,046
Other comprehensive income (loss):
Unrealized gains on investment securities available for sale arising during the period, net of taxes of $17,870	—	—	—	28,546	28,546
Unrealized losses on cash flow hedges, net of taxes of $809	—	—	—	(1,292)	(1,292)

Total comprehensive income			119,046	27,254	146,300
Equity based compensation	—	210	—	—	210

Balance at December 31, 2009	928	947,032	119,046	27,254	1,094,260
Comprehensive income:
Net income	—	—	184,735	—	184,735
Other comprehensive income (loss):
Unrealized gains on investment securities available for sale arising during the year, net of taxes of $16,791	—	—	—	26,738	26,738
Reclassification adjustment for realized losses on investment securities available for sale, net of taxes of $385	—	—	—	613	613
Unrealized losses on cash flow hedges, net of taxes of $14,218	—	—	—	(22,639)	(22,639)

Total comprehensive income			184,735	4,712	189,447
Capital contribution	2	2,498	—	—	2,500
Dividends	—	—	(34,000)	—	(34,000)
Equity based compensation	—	1,301	—	—	1,301

Balance at December 31, 2010	930	950,831	269,781	31,966	1,253,508
Comprehensive income:
Net income	—	—	63,168	—	63,168
Other comprehensive loss:
Unrealized losses on investment securities available for sale arising during the year, net of taxes of $17	—	—	—	(27)	(27)
Reclassification adjustment for realized gains on investment securities available for sale, net of taxes of $438	—	—	—	(698)	(698)
Unrealized losses on cash flow hedges, net of taxes of $8,303	—	—	—	(13,222)	(13,222)

Total comprehensive income			63,168	(13,947)	49,221
Proceeds from issuance of common stock net of direct costs of $3,979	42	98,578	—	—	98,620
Dividends	—	—	(56,733)	—	(56,733)
Reclassification of PIU liability to equity	—	44,964	—	—	44,964
Equity based compensation	5	144,764	—	—	144,769
Proceeds from exercise of stock options	—	325	—	—	325
Tax benefits from dividend equivalents and equity based compensation	—	606	—	—	606

Balance at December 31, 2011	$977	$1,240,068	$276,216	$18,019	$1,535,280

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1 Summary of Significant Accounting Policies

        BankUnited, Inc. ("BankUnited, Inc." or "BKU") is the holding company for BankUnited ("BankUnited" or the "Bank"), a federally chartered, federally insured savings association headquartered in Miami Lakes, Florida. On May 21, 2009, BankUnited was granted a savings association charter and the newly formed bank acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation ("FDIC") in a transaction referred to as the "Acquisition". Operations commenced on May 22, 2009. BankUnited, Inc.'s wholly owned subsidiaries include BankUnited and BankUnited Investment Services, Inc., collectively the "Company". BankUnited provides a full range of banking and related services to individual and corporate customers through 95 branch offices located in 15 Florida counties. Prior to the initial public offering ("IPO") of the Company's common stock in February, 2011, BankUnited, Inc. was a wholly-owned subsidiary of BU Financial Holdings, LLC ("BUFH"). Immediately prior to the completion of the IPO, a reorganization was effected in accordance with BUFH's LLC agreement, pursuant to which all equity interests in BankUnited, Inc. were distributed to the members of BUFH and BUFH was liquidated.

        In February, 2012, the Company received approval from the Office of the Comptroller of the Currency (the "OCC") to change BankUnited's charter to that of a national bank. The Company also received approval from the Federal Reserve Board and the OCC to change its charter to that of a bank holding company.

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing practices in the banking industry.

        The Company has a single reportable segment, community banking.

  Accounting Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities. Actual results could differ significantly from these estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

        Significant estimates include the allowance for loan and lease losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the fair values of investment securities and other financial instruments, the valuation of other real estate owned, the value of equity based compensation, the valuation of deferred tax assets, the evaluation of investment securities for other-than-temporary impairment and the evaluation of goodwill for impairment. Management has used information provided by third parties to assist in the determination of the fair values of investment securities, other real estate owned, and certain equity based compensation.

        Significant estimates were also made in the determination of the fair values of assets acquired and liabilities assumed in the Acquisition, including loans acquired with evidence of deterioration in credit quality since origination, the FDIC indemnification asset, investment securities, other real estate owned and goodwill.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

  Principles of Consolidation

        The consolidated financial statements include the accounts of BankUnited, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fair Value Measurements

        Certain of the Company's assets and liabilities are reflected in the financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale, derivative instruments and equity awards classified as liabilities are measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis may include collateral dependent impaired loans, other real estate owned, loans held for sale, goodwill, other intangible assets and assets acquired and liabilities assumed in business combinations. These nonrecurring fair value measurements typically involve the application of acquisition accounting, lower-of-cost-or-market accounting or the measurement of impairment of certain assets.

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

          Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities; estimated fair values of certain preferred stock and mutual fund investments are generally based on level 1 inputs.

          Level 2—Observable inputs other than level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data; estimated fair values of U. S. Government agency and sponsored enterprise securities, certain private label mortgage-backed and non-mortgage asset-backed securities, certain preferred stocks, state and municipal obligations, Small Business Administration securities, certain other debt securities and most derivatives are generally based on level 2 inputs.

          Level 3—Unobservable inputs supported by limited or no market activity or data and inputs requiring significant management judgment or estimation; estimated fair values of certain private label mortgage-backed securities and non-mortgage asset-backed securities, certain other debt securities, equity awards, other real estate owned and collateral dependent impaired loans are generally based on level 3 inputs. Valuation techniques utilizing level 3 inputs include option pricing models, discounted cash flow models and similar techniques.

        The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs in estimating fair value. Unobservable inputs are utilized in determining fair value measurements only to the extent that observable inputs are unavailable. The need to use unobservable inputs generally results from a lack of market liquidity and diminished

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

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

  Investment Securities Available for Sale

        Debt securities that the Company may not have the intent to hold to maturity and marketable equity securities are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholders' equity. Securities classified as available for sale may be used as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors. Currently, all of the Company's investment securities are classified as available for sale; the Company does not maintain a trading or held to maturity portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities using the level yield method. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.

        The Company reviews investment securities available for sale for impairment on a quarterly basis or more frequently if events and circumstances indicate that a potential impairment may have occurred. An investment security is impaired if its fair value is lower than its amortized cost basis. The Company considers many factors in determining whether a decline in fair value below amortized cost represents other-than-temporary impairment ("OTTI"), including, but not limited to:

  •
  the Company's intent to hold the security until maturity or for a period of time sufficient for a recovery in value;

  •
  whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis;

  •
  the length of time and extent to which fair value has been less than amortized cost;

  •
  adverse changes in expected cash flows;

  •
  collateral values and performance;

  •
  the payment structure of the security including levels of subordination or over-collateralization;

  •
  changes in the economic or regulatory environment;

  •
  the general market condition of the geographic area or industry of the issuer;

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

  •
  the issuer's financial condition, performance and business prospects; and

  •
  changes in credit ratings

        The relative importance assigned to each of these factors varies depending on the facts and circumstances pertinent to the individual security being evaluated.

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

        The evaluation of OTTI of marketable equity securities focuses on whether evidence supports recovery of the unrealized loss within a timeframe consistent with temporary impairment. The entire amount by which cost basis exceeds the fair value of an equity security that is considered to be other-than-temporarily impaired is recognized in earnings.

  Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank of Atlanta ("FHLB") system, is required to maintain an investment in the stock of the FHLB. No market exists for this stock, and the Bank's investment can be liquidated only through redemption by the FHLB, at the discretion of and subject to conditions imposed by the FHLB. The stock has no readily determinable fair value and is carried at cost. Historically, FHLB stock redemptions have been at par value, which equals the Company's carrying value. The Company monitors its investment in FHLB stock for impairment through review of recent financial results of the FHLB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB stock.

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

        As a result of changes in events and circumstances or developments regarding management's view of the foreseeable future, loans not originated or acquired with the intent to sell may subsequently be

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

designated as held for sale. These loans are transferred to the held for sale portfolio at the lower of their carrying amounts or fair value.

  Loans

        The Company's loan portfolio contains 1-4 single family residential first mortgages, home equity loans and lines of credit, multi-family, commercial real estate, construction, land, commercial and consumer loans and small business and municipal leases. A significant portion of the Company's loan portfolio consists of loans acquired from the FDIC in the Acquisition. The substantial majority of these loans are covered under BankUnited's loss sharing agreements with the FDIC. These loans are referred to as covered loans. The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans are primarily those originated or purchased since the Acquisition ("new loans"). Loans acquired in the Acquisition are further segregated between those acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired or "ACI" loans) and those acquired without evidence of deterioration in credit quality since origination ("non-ACI" loans).

  ACI Loans

        ACI loans are those for which, at acquisition, management determined it probable that the Company would be unable to collect all contractual principal and interest payments due. These loans were recorded at estimated fair value at the time of the Acquisition, measured as the present value of all cash flows expected to be received, discounted at an appropriately risk-weighted discount rate. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity.

        The difference between total contractually required payments on ACI loans and the cash flows expected to be received represents non-accretable difference. The excess of all cash flows expected to be received over the Company's recorded investment in the loans represents accretable yield and is recognized as interest income on a level-yield basis over the expected life of the loans.

        The Company aggregated ACI 1-4 single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics into homogenous pools at acquisition. A composite interest rate and composite expectations of future cash flows are used in accounting for each pool. These loans were aggregated into pools based on the following characteristics:

  •
  delinquency status;

  •
  product type, in particular, amortizing as opposed to option ARM products;

  •
  loan-to-value ratio; and

  •
  borrower FICO score.

        Loans that do not have similar risk characteristics, primarily commercial and commercial real estate loans, are accounted for on an individual loan basis using interest rates and expectations of cash flows for each loan.
        The Company is required to develop reasonable expectations about the timing and amount of cash flows to be collected related to ACI loans and to continue to update those estimates over the lives of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

the loans. Expected cash flows from ACI loans are updated quarterly. If it is probable that the Company will be unable to collect all the cash flows expected from a loan or pool at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, the loan or pool is considered impaired and a valuation allowance is established by a charge to the provision for loan losses. If there is a significant increase in expected cash flows from a loan or pool, the Company first reduces any valuation allowance previously established by the amount of the increase in the present value of expected cash flows, then recalculates the amount of accretable yield for that loan or pool. The adjustment of accretable yield due to an increase in expected cash flows, as well as changes in expected cash flows due to changes in interest rate indices and changes in prepayment assumptions is accounted for prospectively as a change in estimate. Additional cash flows expected to be collected are transferred from non-accretable difference to accretable yield and the amount of periodic accretion is adjusted accordingly over the remaining life of the loan or pool.

        The Company may resolve an ACI loan either through a sale of the loan, by working with the customer and obtaining partial or full repayment, by short sale of the collateral, or by foreclosure. In the event of a sale of the loan, the Company recognizes a gain or loss on sale based on the difference between the sales proceeds and the carrying value of the loan. For loans resolved through agreed pre-payments or short sale of the collateral, the Company recognizes the difference between the amount of the payment received and the carrying amount of the loan in the income statement line item "Income from resolution of covered assets, net". For loans resolved through foreclosure, the difference between the fair value of the collateral obtained through foreclosure less estimated cost to sell and the carrying amount of the loan is recognized in the income statement line item "Income from resolution of covered assets, net". Any remaining accretable discount related to loans not accounted for in pools that are resolved by full or partial pre-payment, short sale or foreclosure is recognized in interest income at the time of resolution. Accretable discount represents the cumulative undiscounted difference between the contractual coupon rate on the loan and the accretion rate and is generally amortized over the remaining life of the loan using the effective interest method.

        Payments received in excess of expected cash flows may result in a pool becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds, which may include cash or real estate acquired in foreclosure, from the remaining loans are recognized as interest income upon receipt. As of December 31, 2011, the portfolio includes one pool whose carrying value has been reduced to zero.

  Non-ACI Loans

        Loans acquired without evidence of deterioration in credit quality since origination were initially recorded at estimated fair value on the acquisition date. These loans are carried at the principal amount outstanding, adjusted for unamortized acquisition date fair value adjustments and the allowance for loan losses. Interest income is accrued based on the unpaid principal balance ("UPB") and acquisition date fair value adjustments are amortized using the level-yield method over the expected lives of the related loans. Non-ACI 1-4 single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics were aggregated into pools for

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

accounting purposes at acquisition. Loans that do not have similar risk characteristics, primarily commercial and commercial real estate loans, are accounted for on an individual loan basis.

  New Loans

        New loans are those originated or purchased by the Company since the Acquisition. New loans are carried at the principal amount outstanding, net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the allowance for loan and lease losses.

        Interest income on new loans is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the expected lives of the related loans using the level yield method.

  Nonaccrual Loans

        Non-ACI and new commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Non-ACI and new residential loans are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. If full collection of principal is doubtful, subsequent payments of interest are applied to reduce the outstanding principal balance. Interest income may be recognized on a cash basis if full collection of the outstanding principal balance is reasonably assured. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential and consumer loans are returned to accrual status when there is no longer 90 days of interest due and unpaid. When a residential or consumer loan is returned to accrual status, interest accrued at the date the loan was placed on non-accrual status along with interest foregone during the non-accrual period are recognized as interest income. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.

        Contractually delinquent ACI loans are not classified as non-accrual as long as discount continues to be accreted on the loans or pools.

  Impaired Loans

        An ACI pool or loan is considered to be impaired when it is probable that the Company will be unable to collect all the cash flows expected at acquisition, plus additional cash flows expected to be collected arising from changes in estimates after acquisition. 1-4 single family residential and home equity ACI loans accounted for in pools are evaluated collectively for impairment on a pool by pool basis based on expected pool cash flows. Commercial ACI loans are individually evaluated for impairment based on expected cash flows from the individual loans. Discount continues to be accreted on ACI loans or pools as long as there are expected future cash flows in excess of the current carrying amount of the loan or pool.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

        Non-ACI and new loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships with committed balances greater than or equal to $500,000 that have internal risk ratings of substandard or doubtful and are on non-accrual status are individually evaluated for impairment. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Loans with well defined credit weaknesses that may result in a loss if the identified deficiencies are not corrected are assigned an internal risk rating of substandard. Loans in this category may exhibit payment defaults, insufficient cash flows, operating losses, or declining collateral values. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors charge-off is not yet appropriate, will be assigned an internal risk rating of doubtful. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due. Generally, non-ACI and new loans identified as impaired have already been placed on non-accrual status.

  Troubled Debt Restructurings

        In certain situations due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ACI loans accounted for in pools, the related loan is classified as a troubled-debt restructuring ("TDR") and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below that commensurate with the risk profile of the loans, and other actions intended to minimize economic loss. A troubled-debt restructured loan is generally placed on non-accrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status. Modified ACI loans accounted for in pools are not accounted for as TDRs, are not separated from the pools and are not classified as impaired loans. The majority of the Company's TDRs are covered loans.

  Allowance for Loan and Lease Losses

        The allowance for loan and lease losses ("ALLL") represents the amount considered adequate by management to absorb probable losses inherent in the loan portfolio at the balance sheet date. The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the Acquisition and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration since acquisition. The ALLL consists of both specific and general components. The ALLL is established as losses are estimated to have occurred through a provision charged to earnings. Individual loans are charged off against the ALLL when management determines them to be uncollectible. Inadequately secured home equity loans and lines of credit are typically charged off when they are 180 to 210 days past due. Unsecured consumer loans are

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

generally charged off when they become 90 days past due. Subsequent recoveries are credited to the ALLL.

  ACI Loans

        A specific valuation allowance related to an ACI loan or pool is established when quarterly evaluations of expected cash flows indicate it is probable that the Company will be unable to collect all of the cash flows expected at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. The amount of any necessary valuation allowance is measured by comparing the carrying value of the loan or pool to the updated net present value of expected cash flows for the loan or pool. In calculating the present value of expected cash flows for this purpose, changes in cash flows related to credit related factors are isolated from those related to changes in interest rate indices or prepayment assumptions. Alternatively, an improvement in the expected cash flows related to ACI loans results in a reduction of any previously established specific allowance with a corresponding credit to the provision for loan losses. A charge-off is taken for an individual ACI commercial loan when it is deemed probable that the loan will be resolved for an amount less than its carrying value.

        Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability and loss severity given default also incorporate updated loan-to-value ("LTV") ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant Metropolitan Statistical Area ("MSA"). Costs and fees represent an additional component of loss on default, and are projected using the "Making Home Affordable" cost factors provided by the Federal government.

        The primary assumptions underlying estimates of expected cash flows for commercial ACI loans are default probability and severity of loss given default. For commercial relationships with committed balances greater than or equal to $500,000, updated cash flow assumptions are based primarily on net realizable value analyses prepared at the individual loan level. These analyses incorporate information about loan performance, collateral values, the financial condition of the borrower and other available information that may impact sources of repayment. Updated assumptions for smaller balance commercial loans are based on a combination of internal risk ratings, the Company's own historical delinquency and default severity data and industry level delinquency data. Cash flow estimates for consumer loans are based primarily on regularly updated historical performance information.

  Non-ACI and New Loans

        Non-ACI 1-4 single family residential mortgages and home equity loans and lines of credit are grouped into homogenous pools based on loan type for purposes of determining the amount of the ALLL. The credit quality of loans in the residential portfolio segment may be impacted by fluctuations in home values, unemployment, general economic conditions and, to a lesser extent in the current economic environment, fluctuations in interest rates. Home equity loans and lines of credit that are junior liens are likely to experience greater loss severity in the event of default. Calculated loss

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

frequency and severity percentages are applied to the dollar value of loans in each pool to calculate the ALLL. Based on an analysis of historical portfolio performance, other real estate owned ("OREO") and short sale data and other internal and external factors, management has determined that LTV is the leading predictive indicator of loss severity. LTV ratios are updated quarterly at the loan level using Case-Shiller Home Price Indices for the relevant MSA. Home price index data used in updating LTV's is that for the preceding calendar quarter, the most recent data available. The loans in each pool are further disaggregated based on LTV ratios for purposes of calculating loss frequency and severity. Frequency is calculated using a four month roll to loss percentage. Loss severity given default is estimated based on internal data about short sales and OREO sales for the most recent quarter. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans and lines of credit and consumer loans at 120 days delinquency.

        The new residential and home equity portfolio segments have not yet developed an observable loss trend. Due to several factors, there is a lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios. Those factors include elimination of wholesale origination channels, elimination of Alt-A and no document loans, enhancements to real estate appraisal policies, elimination of Option ARM loans and tightening of underwriting policies. Therefore, management does not believe it is appropriate to use the historical performance of the covered loans as a basis for calculating the ALLL applicable to the new loans. The ALLL for new residential and home equity loans is based on peer group average historical loss rates as described further below.

        The new and non-ACI commercial loan portfolios have limited delinquency history and have not yet exhibited an observable loss trend. The credit quality of loans in this portfolio segment is impacted by debt service coverage generated by the borrowers' businesses and fluctuations in the value of real estate collateral. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans not individually determined to be impaired are grouped based on common risk characteristics. The ALLL for these portfolio segments is based primarily on the Bank's internal credit risk rating system and peer group average historical loss rates. The ALLL for municipal lease receivables is based on historical loss experience of a portfolio of similar loans.

        The peer group used to calculate average historical loss rates consists of banks in the Southeast region determined by management to be comparable to BankUnited. Factors impacting the selection of the banks in the peer group include asset size, loan portfolio composition and credit quality statistics published by the FDIC. For the new bank portfolio, a six quarter average of peer group historical loss rates is used as this period corresponds to the vintage of the majority of loans in this portfolio segment. For the non-ACI portfolio, a twelve quarter average is used as this period is considered more representative of expected loss experience for the more seasoned loans in this segment.

        Prior to 2011, the ALLL for non-ACI and new loans was calculated based primarily on the Bank's internal credit risk rating system and the OTS "Thrift Industry Charge-Off Rates by Asset Type, annualized Net Charge-Off Rates—Twelve Quarter Average" for the southeast region. Largely in response to growth in the new loan portfolio, management incorporated peer group historical loss rates

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

in the ALLL methodology. The peer group data is considered more representative of expected losses than broader based industry averages. The impact of this change was not material to the overall ALLL estimate.

        Qualitative adjustments are made to the ALLL when, based on management's judgment and experience, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Management has categorized potential qualitative adjustments into the following four categories:

  •
  Portfolio trends, including trends in delinquencies and impaired loans, levels of and trends in recoveries and charge-offs, trends in volume, type and term of loans, emerging trends for particular loan types and pools, and strategic initiatives of the Company that may impact loan performance;

  •
  Policy and credit guidelines, including changes in lending policies and procedures, experience, ability and depth of lending management and staff;

  •
  Economic factors, including national, regional and local economic trends and conditions as well as housing and banking industry conditions and trends; and

  •
  Credit concentrations.

  FDIC Indemnification Asset

        The FDIC indemnification asset was initially recorded at the time of the Acquisition at fair value, measured as the present value of the estimated cash payments expected from the FDIC for probable losses on covered assets, past due interest and reimbursement of certain expenses. Covered assets consist of loans, other real estate owned and certain investment securities acquired from the FDIC. The FDIC indemnification asset is measured separately from the related covered assets. It is not contractually embedded in the covered assets and it is not transferrable with the covered assets should the Company choose to dispose of them. The discount rate used to estimate the initial fair value of the FDIC indemnification asset was determined using a risk-free yield curve adjusted for a premium reflecting the uncertainty related to the collection, amount and timing of the cash flows as well as illiquidity of the asset.

        The discount resulting from recording the FDIC indemnification asset at present value is accreted to non-interest income using the effective interest method over the period during which cash flows from the FDIC are expected to be collected. Increases in expected cash flows from covered assets result in decreases in cash flows expected to be collected from the FDIC. These decreases in expected cash flows from the FDIC are recognized prospectively through an adjustment of the rate of accretion on the FDIC indemnification asset, consistent with the approach taken to recognize increases in expected cash flows on the covered assets. Impairment of expected cash flows from covered assets results in an increase in cash flows expected to be collected from the FDIC. These increased expected cash flows from the FDIC are recognized as increases in the FDIC indemnification asset and as non-interest income in the same period that the impairment of the covered assets is recognized in earnings.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

        Gains and losses from resolution of ACI loans are included in the income statement line item "Income from resolution of covered assets, net". These gains and losses represent the difference between the expected losses from ACI loans and consideration actually received in satisfaction of such loans that were resolved either by payment in full, foreclosure, short sale or, for the non-residential portfolio, charge-offs. The Company may also realize gains or losses on the sale of covered loans or other real estate owned. When the Company recognizes gains or losses related to the resolution or sale of covered assets in earnings, corresponding changes in the estimated amount recoverable from the FDIC under the loss sharing agreements are reflected in the consolidated financial statements as increases or decreases in the FDIC indemnification asset and in the income statement line item "Net gain (loss) on indemnification asset".

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

  Other Real Estate Owned

        Other real estate owned ("OREO") consists of real estate assets acquired through, or in lieu of, loan foreclosure. These assets are held for sale and are initially recorded at the estimated fair value of the collateral less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, periodic valuations are performed and the assets are carried at the lower of the carrying amount at the date of foreclosure or estimated fair value less cost to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining foreclosed properties are expensed as incurred.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount of goodwill over its implied fair value. In 2011, the estimated fair value of the reporting unit was based on the market capitalization of the Company's common stock. Prior to 2011, management engaged third party valuation specialists to estimate the fair value of the reporting unit using a discounted cash flow valuation technique. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

        Intangible assets with determinable lives include core deposit intangible assets and other customer relationship intangible assets, and are amortized on a straight-line basis over their estimated useful lives. Intangible assets with determinable lives are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

  Premises and Equipment

        Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. External direct costs of materials and services associated with developing or obtaining and implementing internal use computer software are capitalized and amortized over the estimated useful lives of the software. The estimated useful lives of premises and equipment are as follows:

  •
  branch buildings and improvements-30 years

  •
  leasehold improvements-5 to 20 years

  •
  furniture, fixtures and equipment-5 to 7 years

  •
  computer equipment-3 years

  •
  software and software licensing rights-3 to 5 years.

  Income Taxes

        The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for periods in which the differences are expected to reverse. The effect of changes in tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such determinations, the Company considers all available positive and negative evidence that may impact the realization of deferred tax assets. These considerations include the amount of taxable income generated in statutory carryback periods, future reversals of existing taxable temporary differences, projected future taxable income and available tax planning strategies.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

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

  Equity Based Compensation

        The Company periodically grants nonqualified stock options or unvested shares of common stock to key employees. Compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. The fair value of unvested shares is based on the closing market price of the Company's common stock at the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. This model requires assumptions as to expected volatility, expected term, dividend yield, and risk free interest rates. Since the Company's common stock has limited trading history, the measurement of expected volatility incorporates the volatility of the common stock of peer companies. The expected term represents the period of time that options are expected to be outstanding from the grant date and is based on the contractual term of the options and employees' anticipated exercise behavior. The risk free interest rate is based on the U.S. Treasury constant maturity rate corresponding to the expected term of the options at the date of grant. The expected dividend yield is determined based on historical dividend rates and dividends expected to be declared in the foreseeable future.

        Prior to the IPO, BUFH had a class of authorized non-voting membership interests identified as Profits Interest Units ("PIUs"). PIUs were issued by BUFH to management members of the Company who owned common units of BUFH. The PIUs entitled their holders to share in distributions from BUFH after investors in BUFH received certain defined returns on their investment. PIUs consisted of both time-based awards, which vested based on fulfillment of a service condition and IRR-based awards. Based on their settlement provisions, the PIUs were classified as liabilities and adjusted to estimated fair value at each financial statement date. Fair value was estimated using a Black-Scholes option pricing model. Compensation expense related to PIUs was based on the fair value of the underlying units. Compensation expense related to time-based PIUs was recognized over the requisite service period on a straight-line basis. Compensation expense related to IRR-based PIUs was recognized upon vesting, which occurred on completion of the IPO. In conjunction with the IPO, all of the outstanding PIUs were exchanged for a combination of non-qualified stock options and common shares in the Company.

  Warrant Issued to the FDIC

        In conjunction with the Acquisition, the Company issued a warrant to the FDIC. Based on its settlement provisions, the warrant was classified as a liability and adjusted to the greater of fair value or guaranteed minimum value at each financial statement date, with changes in value reflected in earnings. The warrant was settled for cash in February, 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

  Derivative Financial Instruments and Hedging Activities

  Interest rate swap agreements

        Interest rate swaps are contracts in which a series of interest cash flows are exchanged over a prescribed period. Interest rate swaps are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate swaps that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow hedging instruments. The effective portion of the gain or loss on an interest rate swap designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. Hedge effectiveness is assessed using the hypothetical derivative method. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed quarterly.

        The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, any subsequent changes in fair value are recognized in earnings.

        Cash flows resulting from derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows from the hedged items.

        Changes in the fair value of interest rate swaps not designated as, or not qualifying as, hedging instruments are recognized currently in earnings.

  Derivative loan commitments

        Interest rate lock commitments to originate mortgage loans to be held for sale upon funding are derivative instruments and are recognized in the consolidated balance sheets at fair value with changes in fair value reflected in earnings.

  Forward loan sale commitments

        Mandatory delivery forward loan sale commitments are derivative instruments that are reflected in the consolidated balance sheets at fair value with changes in fair value reflected in earnings.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

  Advertising Costs

        Advertising costs are expensed as incurred.

  Earnings per Share

        Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the effect of common stock equivalents, including stock options and unvested shares, calculated using the treasury stock method. Common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect is anti-dilutive.

        Some of the Company's outstanding equity based payment awards, including unvested shares and certain stock options, contain nonforfeitable rights to dividends or dividend equivalents. These securities are considered participating securities. Accordingly, the Company calculates net income available to common stockholders using the two-class method, whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses.

  Reclassifications

        Certain amounts presented for prior periods have been reclassified to conform to the current period presentation.

  Recent Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring." This update clarifies existing guidance on a creditor's evaluation of whether a restructuring constitutes a troubled debt restructuring, including clarification of a creditor's evaluation of whether it has granted a concession and of whether a debtor is experiencing financial difficulties. The Company adopted this update in 2011. Adoption of this update did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2011, the FASB issued Accounting Standards Update 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." This update removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The update is required to be adopted prospectively by the Company for the quarter ending March 31, 2012. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

        In May 2011, the FASB issued Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB's intent about the application of fair value measurement requirements and others change principles or requirements for measuring fair value or disclosing information about fair value measurements. The Company is required to adopt this update prospectively for the quarter ending March 31, 2012. This update will result in expanded disclosures in the Company's financial statements; however, management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued Accounting Standards Update 2011-05, "Presentation of Comprehensive Income." This update provides entities with an option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company is required to adopt this update retrospectively for the quarter ending March 31, 2012. Adoption of this update will affect the manner of presentation of the components of comprehensive income in the Company's financial statements, but will not have an impact on the Company's consolidated financial position, results of operations or cash flows. Accounting Standards Update 2011-12 delayed the effective date of certain requirements of Accounting Standards Update 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income.

        In September 2011, the FASB issued Accounting Standards Update 2011-08, "Testing Goodwill for Impairment." This update simplifies how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company is required to adopt this update for fiscal years beginning after December 15, 2011. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2011, The FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. Management does not

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 1 Summary of Significant Accounting Policies (Continued)

anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2 Acquisition Activity

  BankUnited, FSB

        On May 21, 2009, BankUnited entered into a purchase and assumption agreement (the "FSB Agreement") with the FDIC, as receiver, pursuant to which BankUnited acquired substantially all of the assets and assumed substantially all of the non-brokered deposits and other liabilities of BankUnited, FSB, a community bank headquartered in Coral Gables, Florida.

        Excluding the effects of acquisition accounting adjustments, the Bank acquired $13.6 billion in assets and assumed $12.8 billion of the deposits and liabilities of BankUnited, FSB. The Bank received net consideration in the amount of $2.2 billion, partially offset by liabilities due to the FDIC in the amount of $156.8 million.

        In connection with the Acquisition, the Bank entered into loss sharing agreements with the FDIC that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and OREO, collectively referred to as the "covered assets". The Bank acquired other BankUnited, FSB assets that are not covered by the loss sharing agreements with the FDIC including cash balances of $1.2 billion, certain investment securities purchased at fair value and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses of up to $4.0 billion, and 95% of losses in excess of this amount. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the loss sharing agreements. The FDIC's obligation to reimburse the Company for losses with respect to covered assets begins with the first dollar of loss incurred. The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset at an estimated fair value of $3.4 billion on the acquisition date. The indemnification asset reflects the present value of the expected net cash reimbursements under the loss sharing agreements.

        The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, plus certain interest and expenses. The loss sharing agreements are subject to servicing procedures specified in the agreement with the FDIC. The loss sharing agreement applicable to single family residential mortgage loans provides for FDIC loss sharing and the Bank's reimbursement of recoveries to the FDIC for ten years. The loss sharing agreements applicable to all other covered assets provide for FDIC loss sharing for five years and the Bank's reimbursement of recoveries to the FDIC for 8 years. Under the loss sharing agreements, the Bank may sell up to 2.5% of the acquired residential and commercial loan portfolio, with certain restrictions, based on the UPB of the loans at Acquisition, or approximately $280 million, on an annual basis without prior consent from the FDIC. If the Bank seeks to sell residential or non-residential loans in excess of the agreed 2.5% threshold, nine months prior to the tenth anniversary or fifth anniversary, respectively, and does not receive approval from the FDIC, the loss sharing agreements are extended for a period of two years after the respective anniversaries. The loss sharing term is extended only with respect to the loans to be included in such sales. The Bank

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2 Acquisition Activity (Continued)

will have the right to sell all or any portion of such loans without FDIC consent, at any time within nine months prior to the respective extended termination dates.

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

        The following table summarizes the carrying amount and estimated fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

	As Recorded by BankUnited FSB	Fair Value Adjustments	Net Cash Received From the FDIC	As Recorded by the Company
Assets
Cash and cash equivalents	$1,160,321	$—	$2,156,393	$3,316,714
Investment securities, at fair value	608,388	(69,444)	—	538,944
Federal Home Loan Bank stock	243,334	—	—	243,334
Loans	11,174,232	(6,163,904)	—	5,010,328
FDIC receivable	—	69,444	—	69,444
FDIC indemnification asset	—	3,442,890	—	3,442,890
Bank owned life insurance	129,111	—	—	129,111
Other real estate owned	199,819	(22,140)	—	177,679
Deferred tax asset, net	—	37,269	—	37,269
Goodwill and other intangible assets	—	61,150	—	61,150
Other assets	95,171	(44,696)	—	50,475

Total assets	13,610,376	(2,689,431)	2,156,393	13,077,338

Liabilities
Deposits	8,225,916	108,566	—	8,334,482
Securities sold under agreements to repurchase	1,310	—	—	1,310
Federal Home Loan Bank advances	4,429,350	201,264	—	4,630,614
Advance payments by borrowers for taxes and insurance	52,362	—	—	52,362
Other liabilities	59,137	(567)	—	58,570

Total liabilities	12,768,075	309,263	—	13,077,338

Net Assets	$842,301	$(2,998,694)	$2,156,393	$—

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2 Acquisition Activity (Continued)

        Goodwill and other intangible assets recognized in conjunction with the Acquisition included approximately $59.4 million of goodwill and a $1.8 million core deposit intangible asset.

        The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed.

  Cash and cash equivalents, securities sold under agreements to repurchase and advance payments by borrowers for taxes and insurance:

        The carrying amount of these assets and liabilities was considered a reasonable estimate of fair value based on the short-term, liquid nature of these assets and liabilities.

  Investment securities:

        Fair values of investment securities were based on quoted prices in active markets, where available. If quoted prices in active markets were not available, fair value estimates were based on observable inputs including quoted prices in less active markets, quoted prices in active markets for similar instruments, or other inputs observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies.

  FHLB stock:

        Par value was considered a reasonable estimate of fair value based on the redemption provisions of the securities, as these instruments are restricted securities with no evidence of impairment at the time of acquisition.

  Loans:

        Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, delinquency and credit classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Additional assumptions used included default rates, loss severity, payment curves, loss curves and prepayment speeds. Certain residential loans were pooled according to similar characteristics and fair value was estimated at the pool level. The discount rates used to estimate the fair value of loans were based on market rates for new originations of comparable loans at the time of acquisition, and included adjustments for liquidity concerns.

  FDIC receivable:

        The $69.4 million FDIC receivable represented a receivable recognized by the Company for an amount due from the FDIC related to the disputed purchase price of certain investment securities. The FDIC assigned a purchase price to these securities that the Company believed to be higher than the price required by the FSB Agreement. The FSB Agreement incorporates dispute resolution procedures that describe the process by which disputes regarding interpretation, application, calculation of loss or calculation of payments regarding the loss share must be resolved. In 2009, the Company recognized an impairment charge on the full amount of the FDIC receivable due to concerns over collectability. In 2010, $24.1 million was received from the FDIC in settlement of this dispute.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2 Acquisition Activity (Continued)

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

  Deferred tax asset, net:

        The deferred tax asset, net represented the tax effects of differences between the book bases and tax bases of certain assets acquired and liabilities assumed, including investment securities, loans, the FDIC indemnification asset, time deposits, FHLB advances and the deferred tax gain resulting from the Acquisition.

  Goodwill:

        Goodwill represented the residual difference between the fair value of tangible and identifiable intangible assets acquired and liabilities assumed by the Company and the payment received from the FDIC for assuming the net liabilities and reflects the market share and related benefits expected to result from the Acquisition. Goodwill was assigned to the Company's single operating segment and reporting unit at the date of the Acquisition, community banking.

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

  Other assets:

        The fair value of other assets was determined based on management's assessment of the realizability of such assets at acquisition date.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2 Acquisition Activity (Continued)

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2 Acquisition Activity (Continued)

        A summary of the covered loans acquired as of May 21, 2009 and the related discount is as follows (in thousands):

	Acquired Credit Impaired
	Unpaid Principal Balance	Additional Contractual Cash Flows	Total Estimated Contractual Cash Flows on ACI Loans	Non-ACI	Total
Residential:
1 - 4 single family residential	$9,114,641	$4,047,208	$13,161,849	$212,847	$13,374,696
Home equity loans and lines of credit	284,222	82,164	366,386	220,434	586,820

Total residential	9,398,863	4,129,372	13,528,235	433,281	13,961,516
Commercial:
Multi-family	124,785	48,072	172,857	6,032	178,889
Commercial real estate	566,990	245,204	812,194	40,582	852,776
Construction	187,025	99,338	286,363	377	286,740
Land	220,100	54,636	274,736	173	274,909
Commercial	131,590	21,746	153,336	51,434	204,770

Total commercial	1,230,490	468,996	1,699,486	98,598	1,798,084

Consumer	13,000	348	13,348	—	13,348

Total loans	$10,642,353	$4,598,716	15,241,069	531,879	15,772,948

Less: Non-accretable difference			8,714,344	—	8,714,344

Cash flows expected to be collected			6,526,725
Accretable discount			2,004,337	43,939	2,048,276

			$4,522,388	$487,940	$5,010,328

        The estimated contractual cash flows for the acquired non-ACI loans at the acquisition date were $713.0 million.

        The following table presents the components of the FDIC indemnification asset at May 21, 2009 (in thousands):

	Loans	OREO	Total
Estimated portion of gross losses subject to FDIC indemnification:
Residential	$4,119,357	$18,860	$4,138,217
Commercial	411,095	—	411,095

Total	4,530,452	18,860	4,549,312
Fair value discount	1,103,681	2,741	1,106,422

FDIC indemnification asset at May 21, 2009	$3,426,771	$16,119	$3,442,890

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 2 Acquisition Activity (Continued)

        At the closing of the Acquisition on May 21, 2009, the Company paid transaction fees to related parties totaling $20.0 million and reimbursed those parties for $2.5 million in certain expenses related to the Acquisition. These fees and costs are included in non-interest expense for the period ended December 31, 2009.

  Herald National Bank

        On June 2, 2011, BKU entered into a Merger Agreement with Herald National Bank ("Herald"), a national banking association based in the New York metropolitan area ("Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a to-be-formed direct, wholly-owned national bank subsidiary of BKU will merge with and into Herald, with Herald continuing as the surviving entity and a wholly-owned subsidiary of BKU. Upon completion of the merger, holders of Herald common and preferred stock will receive cash or shares of BKU common stock having a value equal to $1.35 plus the value of 0.099 shares of BKU common stock as of the effective time of the Merger. The Merger Agreement provides that the surviving bank will be merged with and into BankUnited, with BankUnited surviving, in August 2012. The Company received the requisite regulatory approvals for the acquisition of Herald in February, 2012 and anticipates closing the transaction on February 29, 2012 for an estimated purchase price of approximately $62 million consisting of cash of approximately $23 million and common stock valued at approximately $39 million. The final purchase price will not be determined until closing. Herald had total assets of approximately $524 million at December 31, 2011. Financial statements of Herald and pro-forma financial information are not required to be presented due to the immateriality of this acquisition to the Company's overall financial position and results of operations.

  Other Acquisitions

        In October 2010, in two separate transactions, the Company acquired certain assets and assumed certain liabilities of a small business commercial lending company and a municipal leasing company for total cash consideration of approximately $50.5 million. These transactions were determined to be business combinations and were accounted for using the acquisition method of accounting. The acquired businesses are complementary to the Company's commercial lending business strategy. The assets acquired and liabilities assumed were accounted for at their estimated fair values at the date of acquisition and included primarily small business loans valued at $42.7 million, customer relationship intangible assets of $442 thousand, goodwill of $7.9 million, premises and equipment of $570 thousand, and other liabilities of $1.1 million. Goodwill resulted primarily from the value of an assembled workforce and related industry expertise. The results of operations of the acquired businesses have been included in the Company's financial statements from the date of acquisition. Pro-forma financial information is not presented due to immateriality of these acquisitions to the Company's overall financial position and results of operations.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3 Earnings per Common Share

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

        The computation of basic and diluted earnings per common share for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 is presented below (in thousands except per share amounts):

	2011	2010	2009
Basic earnings per common share:
Numerator:
Net income	$63,168	$184,735	$119,046
Distributed and undistributed earnings allocated to participating securities	(3,449)	—	—

Income available to common stockholders	$59,719	$184,735	$119,046
Denominator:
Weighted average common shares outstanding	96,875,386	92,950,735	92,664,910
Less average unvested stock awards	(1,421,694)	—	—

Weighted average shares for basic earnings per share	95,453,692	92,950,735	92,664,910
Basic earnings per common share	$0.63	$1.99	$1.29

Diluted earnings per common share:
Numerator:
Income available to common shareholders	$59,719	$184,735	$119,046
Adjustment for earnings reallocated from participating securities	—	—	—

Income used in calculating diluted earnings per share	$59,719	$184,735	$119,046
Denominator:
Average shares for basic earnings per share	95,453,692	92,950,735	92,664,910
Dilutive effect of stock options	151,585	—	—

Weighted average shares for diluted earnings per share	95,605,277	92,950,735	92,664,910
Diluted earnings per common share	$0.62	$1.99	$1.29

        No participating securities were outstanding during the year ended December 31, 2010 or the period ended December 31, 2009.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 3 Earnings per Common Share (Continued)

        At December 31, 2011, 2010 and 2009, the following potentially dilutive securities were outstanding but excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	2011	2010	2009
Options	5,073,580	981,710	384,680
Unvested shares	1,663,822

Note 4 Investment Securities Available for Sale

        Investment securities available for sale at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	—	—	544,924	4,972	(3,586)	546,310
Private label residential mortgage-backed securities and CMO's	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—

	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4 Investment Securities Available for Sale (Continued)

	December 31, 2010
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Re-Remics	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage-backed securities and CMO's	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non-mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—

	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

        At December 31, 2011, investment securities available for sale by contractual maturity, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, are shown below (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$583,060	$598,811
Due after one year through five years	1,797,898	1,837,540
Due after five years through ten years	1,101,762	1,123,514
Due after ten years	357,411	368,295
Mutual funds and preferred stocks with no stated maturity	252,087	253,817

	$4,092,218	$4,181,977

        Based on the Company's proprietary model and prepayment assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2011 was 4.7 years. The effective duration of the investment portfolio as of December 31, 2011 was 1.7 years. The model results are based on assumptions that may differ from the eventual outcome.

        The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $1.2 billion and $496.5 million at December 31, 2011 and December 31, 2010, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4 Investment Securities Available for Sale (Continued)

        The following table provides information about gains and losses on the sale and exchange of investment securities available for sale for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Proceeds from sale of investment securities available for sale	$217,069	$222,014	$9,271

Gross realized gains	$1,224	$1,861	$44
Gross realized losses	(88)	(48)	(381)
Loss on exchange of securities	—	(2,811)	—

Net realized gain (loss)	$1,136	$(998)	$(337)

        During the year ended December 31, 2010, the Company exchanged certain non-covered trust preferred securities for preferred stock of the same issuer to achieve higher returns and more favorable tax treatment. Based on the market value of the trust preferred securities at the time of the exchange, the Company recognized a gross realized loss of $2.8 million.

        The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeds fair value for investment securities that are in unrealized loss positions at December 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions. At December 31, 2010, all of the securities in unrealized loss positions had been in continuous unrealized loss positions for less than twelve months (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$211,168	$(830)	$70,049	$(375)	$281,217	$(1,205)
Re-Remics	254,826	(3,344)	19,491	(242)	274,317	(3,586)
Private label residential mortgage-backed securities and CMO's	114,915	(1,120)	6,469	(173)	121,384	(1,293)
Non-mortgage asset-backed securities	221,904	(5,590)	8,772	(45)	230,676	(5,635)
Mutual funds and preferred stocks	77,811	(1,371)	14,982	(461)	92,793	(1,832)
State and municipal obligations	1,002	(2)	—	—	1,002	(2)
Small Business Administration securities	29,774	(96)	—	—	29,774	(96)

	$911,400	$(12,353)	$119,763	$(1,296)	$1,031,163	$(13,649)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4 Investment Securities Available for Sale (Continued)

	December 31, 2010
	Less Than 12 Months
	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$486,216	$(3,258)
Re-Remics	59,408	(1,105)
Private label residential mortgage-backed securities and CMO's	16,626	(1,761)
Non-mortgage asset-backed securities	63,802	(72)
Mutual funds and preferred stocks	61,336	(1,413)
State and municipal obligations	6,144	(39)
Small Business Administration securities	24,108	(131)

	$717,640	$(7,779)

        The Company monitors its investment securities available for sale for other than temporary impairment, or OTTI, on an individual security basis. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2011 and 2010 or the period ended December 31, 2009. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2011, seventy-nine securities were in unrealized loss positions. The amount of impairment related to fourteen of these securities was considered insignificant, totaling approximately $53 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

  U.S. Government agency and sponsored enterprise mortgage-backed and Small Business Administration securities:

        At December 31, 2011, ten U.S. Government agency mortgage-backed securities and one Small Business Administration security were in unrealized loss positions. Three of these securities have been in unrealized loss positions for more than twelve months. The remaining securities have been in unrealized loss positions for less than twelve months. The amount of impairment of each of the individual securities is less than 1% of amortized cost. Unrealized losses in this portfolio segment result primarily from widening spreads on GNMA HECM securities. The timely payment of principal and interest on these securities is explicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4 Investment Securities Available for Sale (Continued)

  Private label mortgage-backed securities and CMO's and Re-Remics:

        At December 31, 2011, twenty-five private label mortgage-backed securities and Re-Remics were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models incorporating CUSIP level constant default rate, voluntary prepayment rate, loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of December 31, 2011. Three of these securities have been in unrealized loss positions for more than twelve months, with aggregate unrealized losses of $415 thousand. The remaining securities have been in unrealized loss positions for six months or less. Unrealized losses in this portfolio segment result primarily from widening spreads on senior tranches and increased discount rates on subordinate tranches. Given the generally limited duration and severity of impairment of these securities and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

  Non-mortgage asset-backed securities:

        At December 31, 2011, eighteen non-mortgage asset-backed securities were in unrealized loss positions. One of these securities has been in an unrealized loss position for sixteen months. The remaining securities had been in continuous unrealized loss positions for nine months or less at December 31, 2011. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rate, voluntary prepayment rate, loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of December 31, 2011. Unrealized losses in this portfolio sector are largely driven by the impact of recent events on spreads for student loan backed securities, which management believes to be temporary. Given the generally limited duration of impairment and the absence of projected credit losses, the impairments are considered to be temporary.

  Mutual funds:

        At December 31, 2011, one mutual fund investment was in an unrealized loss position and had been in a continuous unrealized loss position for sixteen months. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government. Impairment has been driven primarily by intermediate term interest rates and lack of liquidity in the market for the security. The unrealized loss related to this security is approximately 3% of its cost basis. Given the limited severity, the impairment is considered to be temporary.

  Preferred stocks:

        At December 31, 2011, eight positions in financial institution preferred stocks and two positions in FNMA and FHLMC preferred stocks were in unrealized loss positions. The financial institution preferred stocks have been in continuous unrealized loss positions for eight months or less at December 31, 2011. All of these preferred stock holdings are investment grade; the issuing institutions are well capitalized and reporting positive earnings. Given the limited duration of impairment, management's evaluation of the financial condition of the preferred stock issuers and the rating of these investments, these impairments are considered to be temporary. The FNMA and FHLMC preferred stocks have been in unrealized loss positions for two months or less at December 31, 2011 and unrealized losses aggregated

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 4 Investment Securities Available for Sale (Continued)

$95 thousand. Given the limited duration and immaterial amount of the aggregate unrealized loss, the impairment is considered to be temporary.

        The fair values of the Company's investment securities could decline in the future if the underlying performance of the collateral deteriorates and the Company's credit enhancement levels do not provide sufficient protection for the Company's contractual principal and interest payments.

Note 5 Loans and Allowance for Loan and Lease Losses

  Loans

        At December 31, 2011 and 2010, loans consisted of the following (dollars in thousands):

	December 31, 2011
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	53.8%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%

	1,753,431	300,737	—	463,468	2,517,636	59.9%

Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.5%
Construction	4,102	—	—	23,252	27,354	0.7%
Land	33,018	163	—	7,469	40,650	1.0%
Commercial loans and leases	24,007	20,382	—	817,274	861,663	20.6%

	341,973	54,014	4,220	1,267,607	1,667,814	39.9%

Consumer:	2,937	—	—	3,372	6,309	0.2%

Total loans	2,098,341	354,751	4,220	1,734,447	4,191,759	100.0%

Unearned discount and deferred fees and costs, net	—	(30,281)	—	(24,420)	(54,701)

Loans net of discount and deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)

Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	December 31, 2010
	Covered Loans
			New Loans (Non-covered)		Percent of Total
	ACI	Non-ACI		Total
Residential:
1 - 4 single family residential	$2,421,016	$151,945	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	98,599	206,797	2,255	307,651	7.7%

	2,519,615	358,742	115,694	2,994,051	75.2%

Commercial:
Multi-family	73,015	5,548	34,271	112,834	2.8%
Commercial real estate	299,068	33,938	118,857	451,863	11.4%
Construction	8,267	—	8,582	16,849	0.4%
Land	48,251	170	1,873	50,294	1.3%
Commercial loans and leases	49,731	30,139	266,586	346,456	8.7%

	478,332	69,795	430,169	978,296	24.6%

Consumer:	4,403	—	3,056	7,459	0.2%

Total loans	3,002,350	428,537	548,919	3,979,806	100.0%

Unearned discount and deferred fees and costs, net	—	(34,840)	(10,749)	(45,589)

Loans net of discount and deferred fees and costs	3,002,350	393,697	538,170	3,934,217
Allowance for loan and lease losses	(39,925)	(12,284)	(6,151)	(58,360)

Loans, net	$2,962,425	$381,413	$532,019	$3,875,857

        At December 31, 2011 and December 31, 2010, the UPB of ACI loans was $5.3 billion and $7.2 billion, respectively.

        During the years ended December 31, 2011 and 2010, the Company purchased 1-4 single family residential loans with UPB's totaling $376.2 million and $75.0 million, respectively.

        As of December 31, 2011 and December 31, 2010, the Company had pledged real estate loans with UPB's of approximately $4.8 billion and $5.2 billion, respectively, and carrying amounts of approximately $2.3 billion and $2.9 billion, respectively, as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following tables present total 1-4 single family residential loans categorized between fixed rate mortgages and adjustable rate mortgages ("ARMs") as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Covered Loans
					Percent of Total
	ACI	Non-ACI	New Loans	Total
1 - 4 single family residential loans:(1)
Fixed rate loans	$487,898	$46,654	$311,131	$845,683	37.4%
ARM Loans	1,193,968	71,338	150,300	1,415,606	62.6%

	$1,681,866	$117,992	$461,431	$2,261,289	100.0%

	December 31, 2010
	Covered Loans
					Percent of Total
	ACI	Non-ACI	New Loans	Total
1 - 4 single family residential loans:(1)
Fixed rate loans	$592,352	$61,462	$72,067	$725,881	27.0%
ARM Loans	1,828,664	90,483	41,372	1,960,519	73.0%

	$2,421,016	$151,945	$113,439	$2,686,400	100.0%

(1)
Before deferred fees and costs, unearned discounts, premiums and the ALLL.

        At December 31, 2011 and 2010, based on UPB, the majority of outstanding loans were to customers domiciled in the following states (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Florida	$4,720,217	63.6%	$5,342,748	65.4%
California	554,637	7.5%	462,249	5.7%
Illinois	304,730	4.1%	378,906	4.6%
New Jersey	244,736	3.3%	382,277	4.7%
All others	1,595,721	21.5%	1,607,032	19.6%

	$7,420,041	100.0%	$8,173,212	100.0%

        No other state represented borrowers with more than 3% of loans outstanding at December 31, 2011 or December 31, 2010.

        During the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The losses incurred on sale of these loans were partly mitigated by increases in the FDIC

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

indemnification asset, reflected in the consolidated statement of income line item "Net gain (loss) on indemnification asset". The following table summarizes the impact of these transactions (in thousands):

	2011	2010	2009
Unpaid principal balance of loans sold	$268,588	$272,178	$274,989

Gross cash proceeds	$76,422	$68,099	$84,562
Carrying value of loans sold	146,148	143,526	129,813
Transaction costs incurred	(640)	(933)	(1,827)

Loss on sale of covered loans	$(70,366)	$(76,360)	$(47,078)

Related gain on indemnification asset	$56,053	$57,747	$37,600

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

  Allowance for Loan and Lease Losses

        The following tables present information about the ending balance of the ALLL and related loans as of December 31, 2011 and 2010 and summarize the activity in the ALLL for the years ended December 31, 2011 and 2010 (in thousands):

	As of and For the Year Ended December 31, 2011
	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$28,649	$29,656	$55	$58,360
Provision for loan losses:
ACI loans	(18,488)	7,210	—	(11,278)
Non-ACI loans	(1,491)	5,077	—	3,586
New loans	3,862	17,662	(4)	21,520

Total provision	(16,117)	29,949	(4)	13,828
Charge-offs:
ACI loans	—	(13,527)	—	(13,527)
Non-ACI loans	(2,377)	(6,112)	—	(8,489)
New loans	—	(3,367)	—	(3,367)

Total charge-offs	(2,377)	(23,006)	—	(25,383)
Recoveries:
ACI loans	—	1,212	—	1,212
Non-ACI loans	20	341	—	361
New loans	—	24	—	24

Total recoveries	20	1,577	—	1,597

Ending balance	$10,175	$38,176	$51	$48,402

Ending balance: non-ACI and new loans individually evaluated for impairment	$593	$—	$—	$593

Ending balance: non-ACI and new loans collectively evaluated for impairment	$9,582	$21,844	$51	$31,477

Ending balance: ACI	$—	$16,332	$—	$16,332

Ending balance: Non-ACI	$6,142	$1,600	$—	$7,742

Ending balance: New loans	$4,033	$20,244	$51	$24,328

Loans:
Ending balance	$2,517,636	$1,667,814	$6,309	$4,191,759

Ending balance: non-ACI and new loans individually evaluated for impairment(1)	$1,937	$6,728	$—	$8,665

Ending balance: non-ACI and new loans collectively evaluated for impairment(1)	$762,268	$1,314,893	$3,372	$2,080,533

Ending balance: ACI loans	$1,753,431	$346,193	$2,937	$2,102,561

(1)
Ending balance of loans is before unearned discount and deferred fees and costs.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	As of and For the Year Ended December 31, 2010
	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$20,220	$2,355	$46	$22,621
Provision for loan losses:
ACI loans	(1,533)	35,461	—	33,928
Non-ACI loans	10,985	1,353	215	12,553
New loans	102	4,815	9	4,926

Total Provision	9,554	41,629	224	51,407
Charge-offs:
ACI loans	—	(14,024)	—	(14,024)
Non-ACI loans	(1,125)	(195)	(215)	(1,535)
New loans	—	(109)	—	(109)

Total charge-offs	(1,125)	(14,328)	(215)	(15,668)
Recoveries	—	—	—	—

Ending Balance	$28,649	$29,656	$55	$58,360

Ending balance: non-ACI and new loans individually evaluated for impairment	$—	$—	$—	$—

Ending balance: non-ACI and new loans collectively evaluated for impairment	$10,161	$8,219	$55	$18,435

Ending balance: ACI	$18,488	$21,437	$—	$39,925

Ending balance: Non-ACI	$9,990	$2,294	$—	$12,284

Ending balance: New loans	$171	$5,925	$55	$6,151

Loans:
Ending balance	$2,994,051	$978,296	$7,459	$3,979,806

Ending balance: non-ACI and new loans individually evaluated for impairment(1)	$—	$2,989	$—	$2,989

Ending balance: non-ACI and new loans collectively evaluated for impairment(1)	$474,436	$496,975	$3,056	$974,467

Ending balance: ACI loans	$2,519,615	$478,332	$4,403	$3,002,350

(1)
Ending balance of loans is before unearned discount and deferred fees and costs.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table summarizes the activity in the ALLL for the period ended December 31, 2009 (in thousands):

Balance, beginning of period	$—
Provision for loan losses:
ACI loans	20,021
Non-ACI loans	1,266
New Loans	1,334

Total	22,621
Charge-offs	—
Recoveries	—

Balance, end of period	$22,621

        Increases (decreases) in the FDIC indemnification asset of $(6.3) million, $29.3 million and $14.4 million were reflected in non-interest income for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively, related to the recovery of or provision for loan losses on covered loans, including both ACI and non-ACI loans.

Credit Quality Information

Non-ACI and New Loans

        The tables below present information about non-ACI and new loans identified as impaired as of December 31, 2011 and 2010. Commercial and commercial real estate relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 as well as loans that have been modified in troubled debt restructurings are individually evaluated for impairment. If determined to be impaired, they are reflected as impaired loans in the tables below. Also included in total impaired loans are loans that have been placed on non-accrual status and loans that are 90 days or more delinquent and still accruing for which

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

impairment is measured collectively. These include 1-4 single family residential, home equity, smaller balance commercial, and consumer loans (in thousands):

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New Loans
With no specific allowance recorded:
Home equity loans and lines of credit	$27	$27	$—	$27
Construction	3	3	—	3
Land	332	332	—	332
Commercial loans and leases	2,469	2,469	—	2,469
With a specific allowance recorded:	—	—	—	—
Total:
Residential	$27	$27	$—	$27
Commercial	2,804	2,804	—	2,804

	$2,831	$2,831	$—	$2,831

	December 31, 2010
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New Loans
With no specific allowance recorded:
Commercial loans and leases	$3,211	$3,220	$—	$3,211
With a specific allowance recorded	—	—	—	—

	$3,211	$3,220	$—	$3,211

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI
With no specific allowance recorded:
1 - 4 single family residential	$7,671	$9,766	$—	$7,296
Home equity loans and lines of credit	10,451	10,670	—	10,451
Commercial real estate	295	295	—	295
Commercial loans and leases	6,695	6,887	—	6,695
With a specific allowance recorded:
1 - 4 single family residential	1,521	1,937	593	114
Total:
Residential	$19,643	$22,373	$593	$17,861
Commercial	6,990	7,182	—	6,990

	$26,633	$29,555	$593	$24,851

	December 31, 2010
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI
With no specific allowance recorded:
1 - 4 single family residential	$9,585	$11,812	$—	$9,585
Home equity loans and lines of credit	10,817	11,056	—	10,817
Multi-family	200	200	—	200
Commercial real estate	75	75	—	75
Commercial loans and leases	1,886	2,061	—	1,886
With a specific allowance recorded:	—	—	—	—
Total:
Residential	$20,402	$22,868	$—	$20,402
Commercial	2,161	2,336	—	2,161

	$22,563	$25,204	$—	$22,563

        At December 31, 2011, impaired loans include non-ACI and new loans contractually delinquent by 90 days or more and still accruing totaling $0.4 million. There were no non-ACI or new loans contractually delinquent by 90 days or more and still accruing at December 31, 2010.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table summarizes non-ACI and new loans that were modified in TDRs during the year ended December 31, 2011 (in thousands):

	TDRs		TDRs With a Payment Default During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-ACI loans:
1 - 4 single family residential	11	$1,521	5	$938
Commercial real estate	2	295	2	295
Commercial loans and leases	3	71	3	71

	16	$1,887	10	$1,304

New Loans:
Commercial loans and leases	1	$231	1	$231

	1	$231	1	$231

        No non-ACI or new loans were modified in troubled debt restructurings during the year ended December 31, 2010 or the period ended December 31, 2009. All of the 1-4 single family residential loan modifications were made under the U.S. Treasury Department's Home Affordable Modification Program ("HAMP"). Modifications of commercial and commercial real estate loans included extensions of maturity, restructuring of the amount and timing of required periodic payments and reductions in accrued interest and late fees. Because of the immateriality of the amount of loans modified, the modifications did not have a material impact on the Company's consolidated financial statements or on the determination of the amount of the ALLL for the year ended December 31, 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following tables present the average recorded investment in impaired non-ACI and new loans for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011		2010		2009
	Non-ACI	New Loans	Non-ACI	New Loans	Non-ACI	New Loans
Residential:
1 - 4 single family residential	$9,157	$400	$13,450	$—	$11,109	$—
Home equity loans and lines of credit	10,773	5	7,150	—	1,256	—

	19,930	405	20,600	—	12,365	—
Commercial:
Multi-family	154	—	614	—	—	—
Commercial real estate	345	—	561	—	—	—
Construction	—	2	—	—	—	—
Land	—	266	—	—	—	—
Commercial loans and leases	8,163	2,805	1,022	830	29	—

	8,662	3,073	2,197	830	29	—

	$28,592	$3,478	$22,797	$830	$12,394	$—

        Interest income recognized on impaired loans after impairment was not material for any of the periods presented.

        Management considers delinquency status to be the most meaningful indicator of the credit quality of 1 - 4 single family residential, home equity and consumer loans and this is the primary metric used by management to monitor these portfolio segments. Delinquency statistics are updated at least monthly. Internal risk ratings assigned by management are considered the most meaningful indicator of credit quality for commercial and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management's estimates of loss factors used in determining the amount of the ALLL. Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management's close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned an internal risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, negative financial trends, or declining collateral values. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors charge-off is not yet appropriate, are assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following tables summarize key indicators of credit quality for the Company's non-ACI and new loans as of December 31, 2011 and 2010. Amounts are net of unearned discounts and deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	December 31, 2011		December 31, 2010
	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$450,661	$1,996	$113,665	$2,255
Past due less than 90 days	15,932	14	—	—
Past due 90 days or more	—	27	—	—

	466,593	2,037	113,665	2,255
Non-ACI loans:
Current	83,075	164,367	108,225	188,059
Past due less than 90 days	2,972	6,807	4,894	4,756
Past due 90 days or more	6,624	7,825	10,174	9,496

	92,671	178,999	123,293	202,311

	$559,264	$181,036	$236,958	$204,566

Consumer credit exposure, based on delinquency status:

	December 31, 2011	December 31, 2010
New loans:
Current	$3,387	$3,128
Past due less than 90 days	10	3

	$3,397	$3,131

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

Commercial credit exposure, based on internal risk rating:

	December 31, 2011
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
New loans:
Pass	$106,010	$302,278	$23,086	$7,115	$778,069
Special mention	1,000	5,300	—	—	1,440
Substandard	913	2,430	3	332	9,106
Doubtful	—	—	—	—	918

	107,923	310,008	23,089	7,447	789,533
Non-ACI loans:
Pass	757	32,096	—	—	10,550
Special mention	—	287	—	—	1,752
Substandard	17	295	—	164	6,662
Doubtful	—	—	—	—	220

	774	32,678	—	164	19,184

	$108,697	$342,686	$23,089	$7,611	$808,717

	December 31, 2010
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
New loans:
Pass	$32,730	$117,663	$8,582	$1,537	$243,692
Special mention	—	408	—	336	8,288
Substandard	1,541	—	—	—	4,336
Doubtful	—	—	—	—	6

	34,271	118,071	8,582	1,873	256,322
Non-ACI loans:
Pass	789	33,305	—	—	12,590
Special mention	559	—	—	—	12,139
Substandard	4,166	563	—	170	3,812
Doubtful	—	—	—	—	—

	5,514	33,868	—	170	28,541

	$39,785	$151,939	$8,582	$2,043	$284,863

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents an aging of loans in the non-ACI and new loan portfolios as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011					December 31, 2010
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	More Than 90 Days Past Due or in Foreclosure	Total Loans	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	More Than 90 Days Past Due or in Foreclosure	Total Loans
New loans:
1 - 4 single family residential	$450,661	$15,790	$142	$—	$466,593	$113,665	$—	$—	$—	$113,665
Home equity loans and lines of credit	1,996	14	—	27	2,037	2,255	—	—	—	2,255
Multi-family	107,010	913	—	—	107,923	34,271	—	—	—	34,271
Commercial real estate	310,008	—	—	—	310,008	118,071	—	—	—	118,071
Construction	23,086	—	—	3	23,089	8,582	—	—	—	8,582
Land	7,115	—	—	332	7,447	1,873	—	—	—	1,873
Commercial loans and leases	787,611	349	307	1,266	789,533	255,622	605	—	95	256,322
Consumer	3,387	10	—	—	3,397	3,128	—	3	—	3,131

	1,690,874	17,076	449	1,628	1,710,027	537,467	605	3	95	538,170

Non-ACI loans:
1 - 4 single family residential	83,075	1,812	1,160	6,624	92,671	108,225	4,587	307	10,174	123,293
Home equity loans and lines of credit	164,367	4,181	2,626	7,825	178,999	188,059	2,677	2,079	9,496	202,311
Multi-family	774	—	—	—	774	5,314	—	—	200	5,514
Commercial real estate	32,383	—	—	295	32,678	33,793	—	—	75	33,868
Land	164	—	—	—	164	170	—	—	—	170
Commercial loans and leases	13,318	109	—	5,757	19,184	26,421	538	1,004	578	28,541

	294,081	6,102	3,786	20,501	324,470	361,982	7,802	3,390	20,523	393,697

	$1,984,955	$23,178	$4,235	$22,129	$2,034,497	$899,449	$8,407	$3,393	$20,618	$931,867

ACI Loans

        The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceeds carrying value. Changes in the accretable yield on ACI loans for the years ended December 31, 2011 and December 31, 2010 and the period ended December 31, 2009 were as follows (in thousands):

	2011	2010	2009
Balance, beginning of period	$1,833,974	$1,734,233	$2,004,337
Reclassifications from non-accretable difference	135,933	487,718	—
Accretion	(446,292)	(387,977)	(270,104)

Balance, end of period	$1,523,615	$1,833,974	$1,734,233

        Accretable yield at December 31, 2011 includes expected cash flows of $206.8 million from a pool of 1 - 4 single family residential loans whose carrying value has been reduced to zero. The unpaid principal balance of loans remaining in this pool is $432.5 million at December 31, 2011.

        ACI loans or loan pools are considered to be impaired when there has been deterioration in the cash flows expected at acquisition plus any additional cash flows expected to be collected arising from changes in estimates after acquisition, other than due to decreases in interest rate indices and changes in prepayment assumptions. Discount continues to be accreted on ACI loans or pools as long as there

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

are expected future cash flows in excess of the current carrying amount; therefore, these loans are not classified as non-accrual even though they may be contractually delinquent. ACI 1-4 single family residential and home equity loans accounted for in pools are evaluated for impairment on a pool basis and the amount of any impairment is measured based on the expected aggregate cash flows of the pools. ACI commercial and commercial real estate loans are evaluated individually for impairment.

        The tables below set forth at December 31, 2011 and December 31, 2010 the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in troubled debt restructurings, and the related allowance amounts (in thousands):

	December 31, 2011
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Land	$435	$751	$—
With a specific allowance recorded:
Multi-family	11,144	13,497	1,063
Commercial real estate	49,876	67,698	10,672
Construction	3,467	11,678	991
Land	12,700	13,838	1,319
Commercial loans and leases	16,914	18,444	2,287
Total:
Residential	$—	$—	$—
Commercial	94,536	125,906	16,332

	$94,536	$125,906	$16,332

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	December 31, 2010
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Construction	$35	$230	$—
Land	346	400	—
Commercial loans and leases	846	1,582	—
With a specific allowance recorded:
Home equity loans and lines of credit	80,091	165,563	18,488
Multi-family	51,932	77,536	5,701
Commercial real estate	57,116	77,798	5,795
Construction	4,204	3,833	1,017
Land	35,554	46,536	3,874
Commercial loans and leases	32,006	33,460	5,050
Total:
Residential	$80,091	$165,563	$18,488
Commercial	182,039	241,375	21,437

	$262,130	$406,938	$39,925

        The following table summarizes ACI loans that were modified in TDRs during the year ended December 31, 2011 (in thousands):

	TDRs		TDRs With a Payment Default During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$917	1	$197
Land	1	435	2	435

	4	$1,352	3	$632

        During the year ended December 31, 2010, three ACI commercial and commercial real estate credit relationships were the subject of troubled debt restructurings. These loans had an aggregate carrying amount of $2.4 million at December 31, 2010. No ACI loans were modified in TDRs during the period ended December 31, 2009. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents the average recorded investment in impaired ACI loans for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Residential:
1 - 4 single family residential	$—	$139,871	$2,532
Home equity loans and lines of credit	45,947	47,888	—

	45,947	187,759	2,532
Commercial:
Multi-family	29,606	24,997	—
Commercial real estate	61,291	55,459	—
Construction	4,319	1,514	—
Land	21,410	15,034	—
Commercial loans and leases	23,877	14,430	—

	140,503	111,434	—

	$186,450	$299,193	$2,532

        The following tables summarize key indicators of credit quality for the Company's ACI loans as of December 31, 2011 and 2010 (in thousands):

  Residential credit exposure, based on delinquency status:

	December 31, 2011		December 31, 2010
	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$1,278,887	$57,290	$1,647,238	$76,842
Past due less than 90 days	92,215	3,327	127,155	4,919
Past due 90 days or more	310,764	10,948	646,623	16,838

	$1,681,866	$71,565	$2,421,016	$98,599

  Consumer credit exposure, based on delinquency status:

	December 31, 2011	December 31, 2010
Current	$2,866	$4,320
Past due less than 90 days	33	44
Past due 90 days or more	38	39

	$2,937	$4,403

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

  Commercial credit exposure, based on internal risk rating:

	December 31, 2011
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$34,593	$128,762	$635	$14,977	$12,657
Special mention	2,074	10,857	—	—	171
Substandard	24,524	83,681	3,467	18,041	10,374
Doubtful	519	56	—	—	805

	$61,710	$223,356	$4,102	$33,018	$24,007

	December 31, 2010
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$42,749	$190,875	$586	$14,862	$27,573
Special mention	1,207	22,566	183	6,092	5,423
Substandard	29,059	85,623	7,498	27,250	16,719
Doubtful	—	4	—	47	16

	$73,015	$299,068	$8,267	$48,251	$49,731

        The following table presents an aging of loans in the ACI portfolio as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011					December 31, 2010
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	More Than 90 Days Past Due or in Foreclosure	Total Loans	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	More Than 90 Days Past Due or in Foreclosure	Total Loans
1 - 4 single family residential	$1,278,887	$66,767	$25,448	$310,764	$1,681,866	$1,647,238	$91,470	$35,685	$646,623	$2,421,016
Home equity loans and lines of credit	57,290	2,500	827	10,948	71,565	76,842	3,060	1,859	16,838	98,599
Multi-family	49,116	—	674	11,920	61,710	57,592	2,218	2,197	11,008	73,015
Commercial real estate	212,253	1,292	459	9,352	223,356	276,658	5,981	2,705	13,724	299,068
Construction	635	—	—	3,467	4,102	1,838	—	—	6,429	8,267
Land	24,396	—	—	8,622	33,018	31,507	366	—	16,378	48,251
Commercial loans and leases	17,678	62	223	6,044	24,007	42,925	181	—	6,625	49,731
Consumer	2,866	25	8	38	2,937	4,320	29	15	39	4,403

	$1,643,121	$70,646	$27,639	$361,155	$2,102,561	$2,138,920	$103,305	$42,461	$717,664	$3,002,350

        1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $321.7 million and $663.5 million at December 31, 2011 and December 31, 2010, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $39.4 million and $54.2 million at December 31, 2011 and December 31, 2010, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6 FDIC Indemnification Asset

        The FDIC indemnification asset represents the present value of estimated future payments to be received from the FDIC under the terms of BankUnited's Loss Sharing Agreements with the FDIC.

        When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or, for the non-residential portfolio, charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of operations line item "Income from resolution of covered assets, net". Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in estimated amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the income statement line item "Net gain (loss) on indemnification asset" and reflected as corresponding increases or decreases in the FDIC indemnification asset.

        The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$7,692	$(6,327)	$1,365
Income from resolution of covered assets, net	18,776	(6,871)	11,905
Net loss on sale of covered loans	(70,366)	56,053	(14,313)

	(51,590)	49,182	(2,408)

Loss on sale of OREO	(23,576)	17,272	(6,304)
Impairment of OREO	(24,569)	19,685	(4,884)

Net OREO gain (loss)	(48,145)	36,957	(11,188)

	$(92,043)	$79,812	$(12,231)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6 FDIC Indemnification Asset (Continued)

	2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(46,481)	$29,291	$(17,190)
Income from resolution of covered assets, net	121,462	(84,138)	37,324
Net loss on sale of covered loans	(76,360)	57,747	(18,613)

	45,102	(26,391)	18,711

Loss on sale of OREO	(2,174)	1,932	(242)
Impairment of OREO	(16,131)	12,904	(3,227)

Net OREO gain (loss)	(18,305)	14,836	(3,469)

	$(19,684)	$17,736	$(1,948)

	2009
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(21,287)	$14,433	$(6,854)
Income from resolution of covered assets, net	120,954	(88,801)	32,153
Net loss on sale of covered loans	(47,078)	37,600	(9,478)

	73,876	(51,201)	22,675

Loss on sale of OREO	(807)
Impairment of OREO	(21,055)

Net OREO gain (loss)	(21,862)	15,007	(6,855)

	$30,727	$(21,761)	$8,966

        In addition to the loss on sale of covered loans reflected in the tables above, the income statement line item "Loss on sale of loans, net" includes approximately $651.7 thousand and $50 thousand of gains on the sale of loans held for sale for the years ended December 31, 2011 and 2010, respectively. These transactions are not subject to the Loss Sharing Agreements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 6 FDIC Indemnification Asset (Continued)

        Changes in the FDIC indemnification asset for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 were as follows (in thousands):

	2011	2010	2009
Balance, beginning of period	$2,667,401	$3,279,165	$3,442,890
Accretion	55,901	134,703	149,544
Reduction for claims filed	(753,963)	(764,203)	(291,508)
Net gain (loss) on indemnification asset	79,812	17,736	(21,761)

Balance, end of period	$2,049,151	$2,667,401	$3,279,165

        Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 non-interest expense includes approximately $32.0 million, $49.7 million and $26.1 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $31.5 million, $29.8 million and $8.1 million, respectively, were submitted to the FDIC for reimbursement. As of December 31, 2011, $21.1 million of expenses remain to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 7 Other Real Estate Owned

        At December 31, 2011 all of the Company's OREO was covered under BankUnited's Loss Sharing Agreements with the FDIC. An analysis of OREO activity for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 follows (in thousands):

	2011	2010	2009
Balance, beginning of period	$206,680	$120,110	$177,679
Transfers from loan portfolio	338,256	401,763	115,192
(Decrease) increase from resolution of covered loans	(25,298)	(9,530)	25,702
Sales	(371,332)	(289,532)	(177,408)
Impairment	(24,569)	(16,131)	(21,055)

Balance, end of period	$123,737	$206,680	$120,110

        Decreases in OREO from resolution of covered loans result when the fair value of OREO less estimated cost to sell at the date of foreclosure is less than the carrying amount of related ACI loans that are resolved via foreclosure. Alternatively, increases in OREO from the resolution of covered loans results when the fair value of OREO less estimated cost to sell at the date of foreclosure exceeds the carrying amount of related ACI loans resolved via foreclosure. These amounts are reflected in the line item "Income from resolution of covered assets, net" in the accompanying consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 8 Premises and Equipment and Lease Commitments

        Premises and equipment are included in other assets in the accompanying consolidated balance sheets. Premises and equipment as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31,
	2011	2010
Branch buildings and improvements	$11,588	$3,540
Leasehold improvements	13,090	5,913
Construction in process	11,528	4,849
Furniture, fixtures and equipment	18,031	6,607
Computer equipment	7,173	5,302
Software and software licensing rights	20,824	13,554

Total	82,234	39,765
Less: accumulated depreciation	(11,634)	(4,117)

Premises and equipment, net	$70,600	$35,648

        Depreciation and amortization expense related to premises and equipment was $7.6 million, $3.1 million and $1.2 million for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively.

        The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, was $14.9 million, $12.8 million and $9.3 million, respectively.

        As of December 31, 2011, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years Ending December 31:
2012	$14,512
2013	14,962
2014	12,937
2015	10,752
2016	10,270
Thereafter through 2033	68,911

$132,344

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 9 Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Indefinite lived intangible assets:
Goodwill	$67,231	$67,231
Intangible assets with determinable useful lives:
Core deposit intangible	1,799	1,799
Customer relationship intangible	442	442

	2,241	2,241
Accumulated amortization	(805)	(461)

	1,436	1,780

Goodwill and other intangible assets, net	$68,667	$69,011

        The core deposit intangible is being amortized over a period of approximately 6 years and the customer relationship intangible is being amortized over a period of approximately 10 years. Amortization expense was $344 thousand, $292 thousand and $170 thousand for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively.

        The following table presents the future expected amortization of intangible assets with determinable useful lives:

Years Ending December 31:
2012	$336
2013	336
2014	336
2015	214
2016	44
Thereafter	170

$1,436

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10 Deposits

        The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (dollars in thousands):

	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Non-interest bearing	$622,377	—	$440,673	—	$303,810	—
Interest bearing	382,329	0.65%	273,897	0.72%	183,416	0.79%
Money market	2,165,230	0.88%	1,667,277	1.20%	1,205,446	1.93%
Savings	1,201,236	0.83%	1,203,491	1.18%	948,000	1.94%
Time	2,585,201	1.71%	3,889,961	1.85%	5,506,320	0.93%

	$6,956,373	1.09%	$7,475,299	1.45%	$8,146,992	1.16%

        Time deposit accounts with balances of $100,000 or more totaled approximately $1.3 billion at both December 31, 2011 and 2010. Time deposit accounts with balances of $250,000 or more totaled $428.4 million and $297.3 million at December 31, 2011 and 2010, respectively. The following table presents maturities of time deposits with balances equal to or greater than $100,000 as of December 31, 2011 (in thousands):

Three months or less	$126,699
Over three through six months	68,141
Over six through twelve months	438,052
Over twelve months	695,615

$1,328,507

        Included in deposits at December 31, 2011 are $200.0 million of time deposits issued to the State of Florida and other public funds deposits totaling $78.6 million. Investment securities available for sale with a carrying value of $317.9 million were pledged as security for these deposits at December 31, 2011.

        Interest expense on deposits for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 was as follows (in thousands):

	2011	2010	2009
Interest bearing demand	$2,499	$1,981	$890
Money market	19,020	19,999	14,283
Savings	10,006	14,243	11,295
Time	44,248	72,121	31,361

	$75,773	$108,344	$57,829

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 10 Deposits (Continued)

        Interest expense on time deposits has been reduced by amortization of fair value adjustments recorded in connection with the Acquisition of $7.0 million, $21.4 million and $79.9 million for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively.

Note 11 Short-Term Borrowings

        The following table sets forth information about short-term borrowings, consisting of securities sold under agreements to repurchase and federal funds purchased, for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (dollars in thousands):

	2011	2010	2009
Maximum outstanding at any month-end	$2,165	$17,459	$2,972
Balance outstanding at end of year	$206	$492	$2,972
Average outstanding during the year	$1,333	$7,812	$2,091
Average interest rate during the year	0.48%	0.92%	0.02%
Average interest rate at end of year	0.50%	0.43%	0.01%

        As of December 31, 2011 and 2010 the Company had pledged securities with a carrying value of approximately $25.0 million and $25.3 million, respectively, as collateral for securities sold under agreements to repurchase.

        As of December 31, 2011, BankUnited had unused borrowing capacity at the Federal Reserve Bank of approximately $113.5 million and unused Federal Funds lines of credit with other financial institutions totaling $85 million.

Note 12 Federal Home Loan Bank Advances

        Information about outstanding FHLB advances as of December 31, 2011 follows (dollars in thousands):

		Range of Interest Rates
				Weighted Average Rate
	Amount	Minimum	Maximum
Maturing in:
2012	$1,145,000	0.4%	4.8%	2.4%
2013	565,000	2.4%	4.8%	3.3%
2014	505,000	3.9%	4.5%	4.2%
2015	350	0.0%	0.0%	0.0%

Total contractual balance outstanding	2,215,350
Acquisition accounting fair value adjustment	20,781

Carrying value	$2,236,131

        The fair value adjustment recorded in conjunction with the Acquisition is being amortized as a reduction to interest expense over the remaining term of the related advances using the effective yield method. Amortization of the fair value adjustment totaled $19.1 million, $23.9 million and $25.1 million

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 12 Federal Home Loan Bank Advances (Continued)

during the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively.

        The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2011 the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $3.0 billion as collateral for advances from the FHLB.

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

        At December 31, 2011 the Bank's available borrowing capacity at the Federal Home Loan Bank of Atlanta was approximately $564.8 million.

Note 13 Income Taxes

        The components of the provision for income taxes for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$115,127	$96,722	$70,910
State	29,558	6,995	11,790

	144,685	103,717	82,700

Deferred:
Federal	(9,322)	20,987	(1,994)
State	(5,787)	3,101	(331)

	(15,109)	24,088	(2,325)

	$129,576	$127,805	$80,375

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 13 Income Taxes (Continued)

        A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company's actual income tax expense and effective tax rate for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 is as follows (dollars in thousands):

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$67,460	35.00%	$109,389	35.00%	$69,797	35.00%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	7,007	3.64%	7,464	2.39%	7,448	3.73%
Non-deductible equity based compensation	47,023	24.40%	12,660	4.05%	3,078	1.54%
Uncertain state tax positions	12,757	6.62%	1,601	0.51%	—	—
Other, net	(4,671)	(2.43)%	(3,309)	(1.06)%	52	0.03%

	$129,576	67.23%	$127,805	40.89%	$80,375	40.30%

        The components of deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$301,518	$414,776
Excess of carrying value over tax basis of FHLB advances and time deposits assumed	8,024	18,196
Allowance for loan and lease losses	18,371	14,151
Acquisition costs	12,471	12,460
Warrant issued to the FDIC	7,126	9,644
OREO	6,805	2,869
Unrealized losses on derivatives designated as cash flow hedges	23,331	15,028
Other	11,552	6,377

Gross deferred tax assets	389,198	493,501

Deferred tax liabilities:
Deferred tax gain resulting from the Acquisition	265,330	359,090
Excess of carrying value over tax basis of investment securities acquired	54,822	100,764
Net unrealized gains on investment securities available for sale	34,588	35,099
Premises and equipment, due to differences in depreciation	13,840	2,636
Other	1,133	530

Gross deferred tax liabilities	369,713	498,119

Net deferred tax asset (liability)	$19,485	$(4,618)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 13 Income Taxes (Continued)

        The Company's determination of the realization of deferred tax assets is based on its assessment of all available positive and negative evidence. Sources of taxable income that may allow for the realization of deferred tax assets include: (1) taxable income for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 that would be available through carry-back in future years, (2) future taxable income that will result from reversal of existing taxable temporary differences, which are expected to have a reversal pattern generally consistent with deferred tax assets, (3) potential tax planning strategies and (4) future projected taxable income. Based on this evaluation, management has concluded that it is more likely than not that the existing deferred tax assets will be realized.

        The Company has a liability for unrecognized tax benefits relating to uncertain tax positions primarily for state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2011 and 2010 follows (in thousands):

	2011	2010
Balance, beginning of period	$2,845	$—
Additions for tax positions related to the current year	6,501	2,176
Additions for tax positions related to prior periods	7,982	343
Reductions due to settlements with taxing authorities	(185)	—
Reductions due to lapse of the statute of limitations	—	—

	17,143	2,519

Interest and penalties	3,818	326

Balance, end of period	$20,961	$2,845

        The Company did not have any unrecognized tax benefits for the period ended December 31, 2009.

        As of December 31, 2011 and 2010 the Company had $10.9 million and $1.6 million of unrecognized federal and state tax benefits that if recognized would have impacted the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next year.

        Income tax returns for the tax years ended December 31, 2011, 2010 and 2009 remain subject to examination in the U.S. Federal and various state tax jurisdictions.

        The Company and its subsidiaries, other than BU REIT, Inc. file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. BU REIT, Inc. was liquidated in 2011.

Note 14 Derivatives and Hedging Activities

        The Company uses interest rate swaps to manage interest rate risk related to variable rate FHLB advances and certificates of deposit with maturities of one year, which expose the Company to variability in cash flows due to changes in interest rates. The Company enters into LIBOR-based

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14 Derivatives and Hedging Activities (Continued)

interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. The effective portion of changes in the fair value of interest rate swaps designated as cash flow hedging instruments is reported in accumulated other comprehensive income ("AOCI") and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings.

        The Company also enters into interest rate swaps with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate swap contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2011 or 2010 was not significant. None of these instruments were outstanding during the period ended December 31, 2009.

        The Company may be exposed to credit risk in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate swaps only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. The agreements may require counterparties to post collateral in defined circumstances. The Company is currently in a liability position with respect to these interest rate swap agreements and is therefore not holding any collateral. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate swap counterparties to honor their obligations.

        Some of the Company's ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds or upon the initiation of other defined regulatory actions. Currently, there are no circumstances that would trigger these provisions of the agreements. The fair value of derivative instruments containing these provisions that are in a liability position at December 31, 2011 is $63.4 million.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14 Derivatives and Hedging Activities (Continued)

        The following tables set forth certain information concerning the Company's interest rate contract derivative financial instruments and related hedged items at December 31, 2011 and December 31, 2010 (dollars in thousands):

	December 30, 2011
				Weighted Average Remaining Life in Years
			Weighted Average Receive Rate				Fair value
		Weighted Average Pay Rate			Notional Amount	Balance Sheet Location
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.9	$225,000	Other liabilities	$—	$(15,854)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	4.4	405,000	Other liabilities	—	(47,593)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		5.15%	Indexed to 1-month Libor	5.6	53,018	Other liabilities	—	(3,731)
Pay-variable interest rate swaps		Indexed to 1-month Libor	5.15%	5.6	53,018	Other assets	3,731	—

					$736,036		$3,731	$(67,178)

	December 31, 2010
				Weighted Average Remaining Life in Years
			Weighted Average Receive Rate				Fair value
		Weighted Average Pay Rate			Notional Amount	Balance Sheet Location
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	4.9	$225,000	Other liabilities	$—	$(10,872)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	5.4	405,000	Other liabilities	—	(31,625)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.51%	Indexed to 1-month Libor	4.8	17,304	Other liabilities	—	(132)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.51%	4.8	17,304	Other assets	132	—

					$664,608		$132	$(42,629)

        The following table provides information about gains and losses recognized and included in interest expense in the accompanying consolidated statements of income related to interest rate

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14 Derivatives and Hedging Activities (Continued)

contract derivative instruments designated as cash flow hedges for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Amount of loss included in AOCI at end of period, net of tax	$(37,153)	$(23,931)	$(1,292)

Amount of loss reclassified from AOCI into income during the period (effective portion)	$(18,982)	$(13,519)	$(678)

Amount of gain (loss) recognized in income during the period (ineffective portion)	$426	$(706)	$280

        Following is a summary of the changes in the component of accumulated other comprehensive income related to these derivatives for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$(23,931)	$(1,292)	$—
Unrealized loss on cash flow hedges	(21,525)	(36,857)	(2,101)
Tax effect	8,303	14,218	809

Net of tax	(13,222)	(22,639)	(1,292)

Balance, end of period	$(37,153)	$(23,931)	$(1,292)

        During the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2011, the amount expected to be reclassified from AOCI into income during the next twelve months is $17.1 million.

        At December 31, 2011, investment securities available for sale with a carrying amount of $80.4 million and cash on deposit of $12.4 million were pledged as collateral for interest rate swap agreements instruments. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at December 31, 2011.

        The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $8.4 million and $6.4 million at December 31, 2011 and 2010, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes "best efforts" forward loan sale

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 14 Derivatives and Hedging Activities (Continued)

commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. All of the Company's loans held for sale at December 31, 2011 and December 31, 2010 were subject to forward sale commitments. The notional amount of forward loan sale commitment derivatives was $4.0 million and $2.7 million at December 31, 2011 and 2010, respectively. The fair value of derivative loan commitments and forward sale commitments was nominal at December 31, 2011 and 2010.

Note 15 Stockholders' Equity

        On February 2, 2011, the Company closed the IPO of 33,350,000 shares of its common stock at $27.00 per share. In the offering, the Company sold 4,000,000 shares and selling stockholders sold 29,350,000 shares. Proceeds received by the Company on the sale of the 4,000,000 shares amounted to $102.6 million, net of underwriting discounts. The Company incurred direct costs of the stock issuance of $4.0 million, which were charged to paid-in capital.

        Effective January 10, 2011, the Board of Directors authorized a 10-for-1 split of the Company's outstanding common shares. Stockholders' equity has been retroactively adjusted to give effect to this stock split for all periods presented by reclassifying from paid-in capital to common stock the par value of the additional shares issued. All share and per share data have been retroactively restated for all periods presented to reflect this stock split.

        As of December 31, 2011, the Company has 100,000,000 authorized shares of $0.01 par value preferred stock. The Board of Directors has the authority to issue preferred stock at its discretion, and for any class or series of preferred stock, to fix voting powers and to provide for redemption, dividend, dissolution, or conversion rights. There are no shares of preferred stock issued or outstanding.

Note 16 Equity Based Compensation and Other Benefit Plans

  Profits Interest Units

        Prior to the consummation of the IPO, BUFH had a class of authorized membership interests identified as Profits Interest Units ("PIUs"). PIUs were awarded to management members of the Company who owned common units of BUFH and entitled the holders to share in distributions from BUFH after investors in BUFH received specified returns on their investment. The PIUs were divided equally into time-based and IRR-based PIUs. Time-based PIUs generally vested in equal annual installments over a period of three years from the grant date. Based on their settlement provisions, the PIUs, while outstanding, were classified as liabilities. Compensation expense related to the time-based PIUs was measured based on their estimated fair values and recognized in earnings over the vesting period. Based on the terms of the PIUs, the value of an option on the Company's common stock with an exercise price of $10 was determined to be a reasonable estimate of the value of a PIU. The Company used the same assumptions to estimate the fair value of stock options, described below, and PIUs. The IRR-based PIUs vested immediately prior to consummation of the IPO.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16 Equity Based Compensation and Other Benefit Plans (Continued)

        In conjunction with the IPO, the time-based and IRR-based PIUs outstanding were exchanged for 1,931,745 unvested shares of common stock, 3,863,491 vested shares of common stock, 3,023,314 vested stock options and 1,511,656 unvested stock options. The vested and unvested shares and vested stock options participate in dividends declared on the Company's common stock on a one-for-one basis. The unvested stock options issued in exchange for PIUs participate on a one-for-one basis in dividends declared on common stock until they vest. In conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and the vesting of the IRR-based PIUs. This expense, which was not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.

  Stock Options

        On July 9, 2009, the Company adopted the BankUnited, Inc. 2009 Stock Option Plan (the "2009 Plan") pursuant to which the Company's Board of Directors may grant up to 2,312,500 non-qualified stock options to key employees of the Company and its affiliates. Stock options may be granted with an exercise price equal to or greater than the stock's fair value at the date of grant. The terms and conditions applicable to options granted under the 2009 Plan are determined by the Company's Board of Directors or a committee thereof, provided however, that each stock option shall expire on the tenth anniversary of the date of the grant, unless it is earlier exercised or forfeited. Options granted to date under the 2009 Plan vest over a period of three years. Shares of common stock delivered under the 2009 Plan may be authorized but unsold common stock, or previously issued common stock reacquired by the Company. Vesting of stock options may be accelerated in the event of a change in control, as defined. The Company does not intend to issue any new awards under the 2009 Plan.

        In connection with the IPO, the Company adopted the BankUnited 2010 Omnibus Equity Incentive Plan (the "2010 Plan"). The 2010 Plan is administered by the Board of Directors or a committee thereof and provides for the grant of non-qualified stock options, share appreciation rights ("SARs"), restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 1,967,080 shares remain available for issuance as of December 31, 2011. Shares of common stock delivered under the plan may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plan may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16 Equity Based Compensation and Other Benefit Plans (Continued)

        The grant-date fair value of option awards granted during the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 was determined using a Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2011
	Options Granted	Exchanged for PIUs	2010	2009
Expected volatility	42.85%	45.00%	35.92%	27.30%
Expected dividend yield	2.51%	2.07%	3.06%	3.50%
Expected term (years)	6	5.1	8.4	10
Risk-free interest rate	1.07%	1.98%	2.78%	3.85%
Weighted average grant date fair value	$7.19	$9.42	$6.49	$6.47

        Prior to the IPO, the Company's common stock was not traded on an exchange. Expected volatility for options granted prior to the IPO was based on the volatility of comparable peer banks. Since trading history of the Company's common stock is limited, expected volatility for options granted subsequent to the IPO is estimated using both the volatility of the Company's common stock since it began trading and the volatility of peer companies. The Company has limited exercise history related to stock option awards. For options granted prior to November, 2010 the expected life was assumed to be equal to the contractual term of the options. For options granted after November, 2010, the simplified method provided for in Staff Accounting Bulletin 14 was used to estimate the expected term. The change in the expected life assumption was based primarily on the increased probability of completion of the IPO.

        A summary of activity related to stock options for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding, April 28, 2009	—	$—
Granted	384,680	11.32

Options outstanding, December 31, 2009	384,680	11.32
Granted	647,020	20.01
Canceled or forfeited	(49,990)	11.58

Options outstanding, December 31, 2010	981,710	17.04
Granted	300,000	22.31
Options issued in exchange for PIUs	4,534,970	27.00
Exercised	(31,029)	10.48
Canceled or forfeited	(47,529)	19.55

Options outstanding, December 31, 2011	5,738,122	$25.20

Exercisable at December 31, 2011	4,169,865	$25.96

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16 Equity Based Compensation and Other Benefit Plans (Continued)

        The intrinsic value of options exercised during the year ended December 31, 2011 was $369.7 thousand.

        Additional information about options outstanding and exercisable at December 31, 2011 is presented in the following table:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
$10.00 - $11.14	264,369	7.73	$2,953	166,906	7.73	$1,858
$16.29 - $19.97	400,173	8.30	1,497	144,272	8.27	561
$22.23 - $22.31	538,610	9.48	—	79,545	8.88	—
$27	4,534,970	7.40	—	3,779,142	7.40	—

	5,738,122	7.67	$4,450	4,169,865	7.47	$2,419

  Unvested Shares

        A summary of activity related to unvested shares granted under the 2010 Plan, including unvested shares issued in exchange for PIUs, for the year ended December 31, 2011 follows:

	December 31, 2011
	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, beginning of period	—	$—
Granted	706,230	24.58
Shares in exchange for Profits Interest Units	1,931,745	27.00
Vested	(965,873)	27.00
Canceled or forfeited	(8,280)	28.05

Unvested shares outstanding, end of period	1,663,822	$25.97

        No unvested shares were granted during the year ended December 31, 2010 or the period ended December 31, 2009. Unvested share awards, other than those issued in exchange for PIUs, were valued at the closing price of the Company's common stock on the date of grant, ranging from $21.74 to $28.05. The aggregate fair value of shares vested during 2011 was $26.0 million. The shares vest in equal annual installments over a period of three years from the date of grant. Unvested shares issued in exchange for PIUs were valued at the IPO price of $27. These shares retained the vesting provisions of the time-based PIUs for which they were exchanged, and will fully vest in 2012. Unvested shares participate in dividends declared on the Company's common stock on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16 Equity Based Compensation and Other Benefit Plans (Continued)

  Compensation Expense Related to Equity Based Awards

        The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011	2010	2009
Compensation cost of equity based awards:
PIUs	$110,398	$36,170	$8,793
Instruments issued in exchange for PIUs	30,614	—	—
Stock options	1,707	1,301	210
Unvested shares	2,069	—	—

Total compensation cost of equity based awards:	144,788	37,471	9,003
Related tax benefits	(3,767)	(502)	(81)

Compensation cost of equity based awards, net of tax	$141,021	$36,969	$8,922

        Compensation expense related to PIUs and to certain instruments issued in exchange for PIUs is not deductible for income tax purposes.

        At December 31, 2011, there was $4.5 million of total unrecognized compensation cost related to unvested stock option awards expected to be recognized over a weighted average period of 1.7 years, $13.7 million of unrecognized compensation cost related to unvested share awards expected to be recognized over a weighted average period of 2.7 years and $13.2 million of total unrecognized compensation cost related to unvested awards granted in exchange for PIUs expected to be recognized in 2012. The total unrecognized compensation cost related to equity based awards as of December 31, 2011 was $31.4 million.

  Deferred Compensation Plan

        The Company has a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for a select group of highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The Deferred Compensation Plan provided for Company contributions equal to 4.5% of eligible compensation for the period ended December 31, 2009. For subsequent years, Company contributions are equal to 100% of the first 1% plus 70% of the next 5% of eligible compensation deferred. The Company credits each participant's account at an annual interest rate determined by the Company's Compensation Committee. The Company accrued interest on the deferred obligation at an annual rate of 6% for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or the specified distribution year elected. The specified distribution year can be no earlier than the third calendar year after the calendar year in which the participant deferrals and or Company contributions are made. A participant may elect to be paid in a lump sum or in five, ten or fifteen annual installments. Deferred compensation expense for

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 16 Equity Based Compensation and Other Benefit Plans (Continued)

this plan was $216.7 thousand, $191.6 thousand and $102.9 thousand for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, respectively.

  BankUnited 401(k) Plan

        The Company sponsors the BankUnited 401(k) Plan, a tax-qualified, deferred compensation plan (the "401(k) Plan"). Under the terms of the 401(k) Plan, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less that 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2011 and 2010 and the period ended December 31, 2009, BankUnited made matching contributions to the 401(k) Plan of approximately $3.0 million, $2.1 million and $788 thousand, respectively.

Note 17 Warrant Issued to the FDIC

        In connection with the Acquisition, BUFH issued a warrant to the FDIC. The warrant had an initial contractual term of ten years and was exercisable for a sixty day period beginning on the tenth day after the consummation of a qualifying IPO or exit event as defined in the warrant agreement. The warrant entitled the FDIC to acquire a number of common shares in the Company, or the entity acquiring BUFH or the Company, determined by applying a formula defined in the warrant agreement. After becoming exercisable, the warrant was redeemable for cash by the Company or BUFH at a redemption price equal to the warrant value, as defined.

        In October 2010, the Company and the FDIC agreed to amend the warrant to guarantee a minimum value to the FDIC of $25.0 million. Included in other liabilities at December 31, 2010 and 2009 is $25.0 million and $3.2 million, respectively, representing the greater of fair value or the minimum guaranteed value of the warrant. The Company recognized expense of $21.8 million and $1.7 million related to the increase in value of this instrument for the year ended December 31, 2010 and the period ended December 31, 2009, respectively.

        The Company settled the warrant for $25.0 million in cash in February, 2011.

Note 18 Regulatory Requirements and Restrictions

        BankUnited and the Company are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company' s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankUnited and the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 18 Regulatory Requirements and Restrictions (Continued)

of December 31, 2011 and 2010, all capital ratios of BankUnited and the Company exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require BankUnited and the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

        The following tables provide information regarding regulatory capital for BankUnited and the Company as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited:
Tier 1 leverage capital(1)	$1,182,647	10.77%	$878,687	8.00%	$878,687	8.00%
Tier 1 risk-based capital	$1,182,647	34.59%	$205,166	6.00%	$136,778	4.00%
Total risk-based capital	$1,226,299	35.86%	$341,944	10.00%	$273,555	8.00%
BankUnited, Inc.:
Tier 1 leverage capital(1)	$1,448,592	13.06%	$887,514	8.00%	$887,514	8.00%
Tier 1 risk-based capital	$1,448,592	41.62%	$208,837	6.00%	$139,225	4.00%
Total risk-based capital	$1,492,939	42.89%	$348,062	10.00%	$278,450	8.00%

	December 31, 2010
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited:
Tier 1 leverage capital(1)	$1,107,820	10.34%	$857,107	8.00%	$857,107	8.00%
Tier 1 risk-based capital	$1,107,820	41.30%	$160,942	6.00%	$107,295	4.00%
Total risk-based capital	$1,127,661	42.04%	$268,235	10.00%	$214,588	8.00%
BankUnited, Inc.:
Tier 1 leverage capital(1)	$1,152,531	10.76%	$857,014	8.00%	$857,014	8.00%
Tier 1 risk-based capital	$1,152,531	42.97%	$160,913	6.00%	$107,276	4.00%
Total risk-based capital	$1,172,372	43.71%	$268,189	10.00%	$214,551	8.00%

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 18 Regulatory Requirements and Restrictions (Continued)

        BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank. At December 31, 2011, the net reserve requirement was $20.6 million.

        BankUnited is subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above certain minimums, and to remain "well-capitalized" under the prompt corrective action regulations. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of BankUnited to pay dividends.

Note 19 Fair Value Measurements

  Assets and liabilities measured at fair value on a recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

        Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. treasury securities, certain preferred stocks, and mutual funds. If quoted market prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in inactive markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within level 2 of the fair value hierarchy include U.S. government agency mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, certain non-mortgage asset-backed securities, certain Re-remics, commercial mortgage-backed securities, state and municipal obligations, U.S. Small Business Administration securities and corporate notes. Pricing of these securities is generally spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include private label mortgage-backed securities, certain Re-Remics, certain non-mortgage asset-backed securities and trust preferred securities. The Company typically values these securities using internally developed or third party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

        Derivative financial instruments—Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include LIBOR swap rates, LIBOR forward yield curves and counterparty credit risk spreads. These fair value measurements are generally classified within level 2 of the fair value hierarchy. Loan commitment derivatives are priced based on a bid pricing convention adjusted based on the Company's historical fallout rates. Fallout rates are a significant unobservable input; therefore, these fair value measurements are classified within level 3 of the fair value hierarchy. The fair value of loan commitment derivatives is nominal.

        Profits interest units—The fair value of PIUs outstanding prior to the IPO was estimated using a Black-Scholes option pricing model. Since the Company's common stock historically was not traded on an exchange, significant inputs to the model including estimated volatility, equity value per share, estimated dividend yield and expected life were unobservable; therefore this fair value measurement was classified within level 3 of the fair value hierarchy. None of these instruments remain outstanding at December 31, 2011.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

        The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,985,713	$—	$1,985,713
Re-Remics	—	546,310	—	546,310
Private label residential mortgage-backed securities and CMO's	—	—	387,687	387,687
Private label commercial mortgage-backed securities	—	262,562	—	262,562
Non-mortgage asset-backed securities	—	331,015	79,870	410,885
Mutual funds and preferred stocks	253,778	39	—	253,817
State and municipal obligations	—	25,270	—	25,270
Small Business Administration securities	—	303,677	—	303,677
Other debt securities	—	2,897	3,159	6,056
Derivative assets	—	3,731	—	3,731

Total assets at fair value	$253,778	$3,461,214	$470,716	$4,185,708

Derivative liabilities	—	67,178	—	67,178

Total liabilities at fair value	$—	$67,178	$—	$67,178

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,290,910	$—	$1,290,910
Re-Remics	—	—	612,631	612,631
Private label residential mortgage-backed securities and CMO's	—	—	382,920	382,920
Non-mortgage asset-backed securities	—	278,384	130,610	408,994
Mutual funds and preferred stocks	40,269	98,266	—	138,535
State and municipal obligations	—	22,960	—	22,960
Small Business Administration securities	—	62,891	—	62,891
Other debt securities	—	2,818	3,943	6,761
Derivative assets	—	132	—	132

Total assets at fair value	$40,269	$1,756,361	$1,130,104	$2,926,734

FDIC warrant	$—	$—	$25,000	$25,000
PIU liability	—	—	44,964	44,964
Derivative liabilities	—	42,629	78	42,707

Total liabilities at fair value	$—	$42,629	$70,042	$112,671

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

        During the year ended December 31, 2011, financial institution preferred stocks with a fair value of $200.1 million were transferred from level 2 to level 1 of the fair value hierarchy. Activity in the market for these securities has increased, enabling management to obtain quoted prices in a market considered to be active for identical securities on the measurement date.

        The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	2011
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Private Label Commercial Mortgage- Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivative Liabilities
Balance, beginning of period	$612,631	$382,920	$—	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	—	78
Other comprehensive income	(9,949)	(18,135)	6,033	(3,256)	(771)	—	—	—
Purchases or issuances	—	93,594	178,370	140,922	—	—	—	—
Sales	—	—	—	(14,978)	—	—	—	—
Settlements	(144,270)	(70,692)	(20,685)	(80,160)	(13)	25,000	44,964	—
Transfers into Level 3	—	—	—	64,533	—	—	—	—
Transfers out of Level 3	(458,412)	—	(163,718)	(157,801)	—	—	—	—

Balance, end of period	$—	$387,687	$—	$79,870	$3,159	$—	$—	$—

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

	2010
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivative Liabilities
Balance, beginning of period	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)	$—
Gains (losses) for the period included in:
Net income	—	—	—	—	(21,832)	(36,171)	(78)
Other comprehensive income	16,677	16,081	375	634	—	—	—
Purchases or issuances	325,543	80,566	106,946	—	—	—	—
Sales	(50,591)	—	—	—	—	—	—
Settlements	(154,001)	(80,235)	(6,711)	(219)	—	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—	—

Balance, end of period	$612,631	$382,920	$130,610	$3,943	$(25,000)	$(44,964)	$(78)

	2009
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	Liability for PIUs
Balance, beginning of period	$—	$231,877	$—	$1,926	$(1,464)	$—
Gains (losses) for the period included in:
Net income	—	—	—	—	(1,704)	(8,793)
Other comprehensive income	(3,728)	46,743	—	1,400	—	—
Purchases or issuances	503,112	126,767	30,000	275	—	—
Sales	—	—	—	—	—	—
Settlements	(24,381)	(38,879)	—	(73)	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—

Balance, end of period	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)

        Changes in the fair value of the FDIC warrant and derivative liabilities are included in the consolidated statement of income line item "Other non-interest expense". Changes in the fair value of the liability for PIUs are included in the consolidated statement of income line item "Employee compensation and benefits".

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

        During the year ended December 31, 2011, non-mortgage asset-backed securities with a fair value of $64.5 million were transferred from level 2 to level 3 of the fair value hierarchy due to an increase in the significance of unobservable inputs related to default assumptions to the valuation of the securities transferred. Re-remics, private label commercial mortgage-backed securities, and non-mortgage asset-backed securities with a fair value of $780 million were transferred from level 3 to level 2 of the fair value hierarchy due to an increase in the level of market activity for these securities such that unobservable inputs were no longer considered significant to the valuation process.

  Assets and liabilities measured at fair value on a non-recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

        Impaired loans and OREO—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers' price opinions, home price indices, or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation, incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

        The following table presents assets for which nonrecurring changes in fair value have been recorded for the years ended December 31, 2011 and 2010 and the period ended December 31, 2009 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total	Gains (Losses) From Fair Value Changes
Impaired Loans	$—	$—	$5,028	$5,028	$(4,254)

Other real estate owned	$—	$—	$123,737	$123,737	$(24,569)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$206,680	$206,680	$(16,131)

	December 31, 2009
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$120,110	$120,110	$(21,055)

        The Company did not have any impaired loans whose carrying amounts were measured based on the fair value of underlying collateral during the year ended December 31, 2010 or the period ended December 31, 2009.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

        The following table presents the carrying value and fair value of financial instruments as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$303,742	$303,742	$564,774	$564,774
Investment securities available for sale	4,181,977	4,181,977	2,926,602	2,926,602
Federal Home Loan Bank stock	147,055	147,055	217,408	217,408
Loans held for sale	3,952	3,994	2,659	2,674
Loans, net:
Covered	2,398,737	2,856,268	3,343,838	3,521,204
Non-covered	1,689,919	1,725,313	532,019	537,840
FDIC Indemnification asset	2,049,151	1,950,446	2,667,401	2,632,992
Income tax receivable	—	—	10,862	10,862
Accrued interest receivable	19,133	19,133	12,013	12,013
Derivative assets	3,731	3,731	132	132
Liabilities:
Deposits	$7,364,714	$7,399,404	$7,163,728	$7,202,975
Securities sold under agreements to repurchase	206	206	492	492
Federal Home Loan Bank advances	2,236,131	2,294,265	2,255,200	2,344,263
Income taxes payable	53,171	53,171	—	—
Accrued interest payable	8,519	8,519	8,425	8,425
Advance payments by borrowers for taxes and insurance	21,838	21,838	22,563	22,563
FDIC warrant	—	—	25,000	25,000
PIU liability	—	—	44,964	44,964
Derivative liabilities	67,178	67,178	42,707	42,707

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

        The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, income tax receivable, accrued interest receivable, securities sold under agreements to repurchase, income taxes payable, accrued interest payable and advance payments by borrowers for taxes and insurance.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 19 Fair Value Measurements (Continued)

  Loans held for sale:

        The fair value of loans held for sale is based on pricing currently available to the Company in the secondary market.

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

  New loans:

        Fair values are estimated using a discounted cash flow analysis with a discount rate based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The ALLL is considered a reasonable estimate of the required adjustment to fair value to reflect the impact of credit risk. This estimate may not represent an exit value as defined in ASC 820.

  FDIC indemnification asset:

        The fair value of the FDIC indemnification asset has been estimated using a discounted cash flow technique incorporating assumptions about the timing and amount of future projected cash payments from the FDIC related to the resolution of covered assets. The factors that impact estimates of future cash flows are similar to those impacting estimated cash flows from covered loans described above. The discount rate is determined by adjusting the risk free rate to incorporate uncertainty in the estimate of the timing and amount of future cash flows and illiquidity.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 20 Commitments and Contingencies

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

  Unfunded commitments under lines of credit:

        Unfunded commitments under lines of credit include consumer, home equity, commercial and commercial real estate lines of credit to existing customers. Some of these commitments may mature without being fully funded.

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

        Total lending related commitments outstanding at December 31, 2011 were as follows (in thousands).

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$112,019	$112,019
Commitments to purchase loans	—	44,359	44,359
Unfunded commitments under lines of credit	87,256	380,494	467,750
Commercial and standby letters of credit	—	27,859	27,859

	$87,256	$564,731	$651,987

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 20 Commitments and Contingencies (Continued)

  Other Commitments

  Employment Agreements:

        The Company has employment agreements with certain members of senior management. The employment agreements had initial terms ranging from one year to three years, with provisions for extensions, and include specific provisions for salary, bonus, other benefits and termination payments in certain circumstances.

  Legal Proceedings

        The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company's consolidated financial position, results of operations or cash flows.

Note 21 Condensed Financial Statements of BankUnited, Inc.

        Condensed financial statements of BankUnited, Inc. are presented below (in thousands):

Condensed Balance Sheets

	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$128,126	$83,236
Investment securities available for sale, at fair value	105,707	—
Investment in subsidiaries	1,270,682	1,209,661
Due from BankUnited	26,550	32,574
Deferred tax asset, net	14,837	12,574
Other assets	7,341	3,329

Total assets	$1,553,243	$1,341,374

Liabilities and Stockholders' Equity:
PIU liability	$—	$44,964
FDIC warrant	—	25,000
Other liabilities	17,963	17,902

Total liabilities	17,963	87,866
Stockholders' equity	1,535,280	1,253,508

Total liabilities and stockholders' equity	$1,553,243	$1,341,374

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 21 Condensed Financial Statements of BankUnited, Inc. (Continued)

Condensed Statements of Income

	Years Ended December 31,
			Period Ended December 31, 2009
	2011	2010
Income:
Interest and dividends on investment securities available for sale	$2,033	$—	$—
Service fees from subsidiaries	25,659	25,797	3,183
Equity in earnings of subsidiaries	190,134	209,753	152,943

Total	217,826	235,550	156,126

Expense:
Employee compensation and benefits	145,279	41,817	12,124
Acquisition related costs	—	—	39,800
Other	7,858	3,425	1,111

Total	153,137	45,242	53,035

Income before income taxes	64,689	190,308	103,091
Provision (benefit) for income taxes	1,521	5,573	(15,955)

Net income	$63,168	$184,735	$119,046

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 21 Condensed Financial Statements of BankUnited, Inc. (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
			Period Ended December 31, 2009
	2011	2010
Cash flows from operating activities:
Net income	$63,168	$184,735	$119,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(75,134)	(149,753)	(152,943)
Equity based compensation	144,769	1,301	210
Change in fair value of equity instruments classified as liabilities	—	35,062	10,497
Other	(883)	2,397	(21,843)

Net cash provided by (used in) operating activities	131,920	73,742	(45,033)

Cash flows from investing activities:
Capital contributions to subsidiary	—	—	(875,000)
Purchase of investment securities available for sale	(123,367)	—	—
Proceeds from repayments of investment securities available for sale	17,812	—	—
Other	(223)	(723)	—

Net cash used in investing activities	(105,778)	(723)	(875,000)

Cash flows from financing activities:
Settlement of FDIC warrant	(25,000)	—	—
Issuance of common stock	98,620	2,500	947,750
Dividends paid	(55,803)	(20,000)	—
Other	931	—	—

Net cash provided by (used in) financing activities	18,748	(17,500)	947,750

Net increase in cash and cash equivalents	44,890	55,519	27,717
Cash and cash equivalents, beginning of period	83,236	27,717	—

Cash and cash equivalents, end of period	$128,126	$83,236	$27,717

Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$14,930	$14,000	$—

Reclassification of PIU liability to equity	$44,964	$—	$—

        BankUnited, Inc.'s investment in the Bank totaled $1.3 billion and $1.2 billion at December 31, 2011 and 2010, respectively. Dividends received by BankUnited, Inc. from the Bank totaled $115.0 million and $60.0 million for the years ended December 31, 2011 and 2010, respectively. No dividends were paid by the Bank to BankUnited, Inc. during the period ended December 31, 2009.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 22 Subsequent Events

        In February, 2012 the Company received notice that BankUnited, Inc.'s applications to acquire Herald have been approved by the Federal Reserve Bank of Atlanta and the OCC. Additionally, BankUnited has received OCC approval to convert its charter to a national bank. Upon completion of the acquisition of Herald and the conversion of BankUnited to a national bank, BankUnited, Inc. will become a bank holding company. Subject to the terms and conditions of the Merger Agreement by and between BankUnited, Inc. and Herald, as amended, management expects both the Herald acquisition and the charter conversions to be completed on February 29, 2012.

        On February 28, 2012, the Company's Board of Directors approved the payment of a cash dividend of $0.17 per share to holders of record of its common stock.

Note 23 Quarterly Financial Information (Unaudited)

        Financial information by quarter for the years ended December 31, 2011 and 2010 follows:

	December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$174,639	$163,155	$152,097	$148,206	$638,097
Interest expense	33,926	34,357	34,775	35,879	138,937

Net interest income before provision for loan losses	140,713	128,798	117,322	112,327	499,160
Provision for (recovery of) loan losses	4,012	1,252	(2,892)	11,456	13,828

Net interest income after provision for loan losses	136,701	127,546	120,214	100,871	485,332

Non-interest income(1)	13,342	32,755	52,858	64,262	163,217
Non-interest expense(2)	75,825	79,752	95,889	204,339	455,805

Income (loss) before income taxes	74,218	80,549	77,183	(39,206)	192,744
Provision for income taxes(2)	32,938	34,996	33,188	28,454	129,576

Net income (loss)	$41,280	$45,553	$43,995	$(67,660)	$63,168

Earnings (loss) per common share, basic	$0.41	$0.45	$0.44	$(0.72)	$0.63

Earnings (loss) per common share, diluted	$0.41	$0.45	$0.44	$(0.72)	$0.62

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

Note 23 Quarterly Financial Information (Unaudited) (Continued)

	December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$142,729	$141,374	$139,648	$133,937	$557,688
Interest expense	40,705	42,586	43,465	41,444	168,200

Net interest income before provision for loan losses	102,024	98,788	96,183	92,493	389,488
Provision for loan losses	6,250	19,066	17,908	8,183	51,407

Net interest income after provision for loan losses	95,774	79,722	78,275	84,310	338,081

Non-interest income(1)(3)	60,259	71,315	83,749	82,456	297,779
Non-interest expense(4)	103,272	79,913	74,433	65,702	323,320

Income before income taxes	52,761	71,124	87,591	101,064	312,540
Provision for income taxes	24,948	26,085	36,427	40,345	127,805

Net income	$27,813	$45,039	$51,164	$60,719	$184,735

Earnings per common share, basic	$0.30	$0.48	$0.55	$0.65	$1.99

Earnings per common share, diluted	$0.30	$0.48	$0.55	$0.65	$1.99

(1)
Non-interest income for the fourth quarters of 2011 and 2010 includes losses from the sale of covered residential loans of $14.3 million and $18.6 million, respectively, net of the impact of indemnification from the FDIC under the Loss Sharing Agreements. See Note 5.

(2)
Non-interest expense for the first quarter of 2011 includes $110.4 million in equity based compensation recorded at the time of the Company's IPO. This expense was not deductible for income tax purposes and therefore impacted the Company's effective tax rate for the quarter. See Note 16.

(3)
Non-interest income for the fourth quarter of 2010 includes $24.1 million related to the settlement of a dispute with the FDIC related to the valuation of certain investment securities acquired in the Acquisition. See Note 2.

(4)
Non-interest expense for the fourth quarter of 2010 includes $21.8 million related to an increase in the fair value of a warrant issued to the FDIC in conjunction with the Acquisition. See Note 17.

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

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1 Summary of Significant Accounting Policies (Continued)

  Earnings (Loss) per Share

        Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding during the period, plus the dilutive effect of securities or other contracts to issue common stock ("common share equivalents"). Common share equivalents are excluded from the computation of earnings (loss) per share in periods in which they have an anti-dilutive effect. The Bank does not have securities which qualify as common share equivalents that could potentially dilute earnings per share; therefore the weighted average number of shares used to compute basic and diluted income (loss) per share is the same.

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

        In July 2010, the FASB issued new guidance impacting the disclosure of financing receivables and the allowance for credit losses. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company's loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and changes and reasons for those changes in the allowance for credit losses. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011.

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

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 Investment Securities Available for Sale (Continued)

        The Bank monitors its investment securities available for sale for OTTI. Impairment is evaluated on an individual security basis considering numerous factors, and their relative significance varies depending on the situation. The following table shows aggregate fair value and the aggregate amount by which cost exceeds fair value of investments that are in a loss position at May 21, 2009 (in thousands):

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

  Mutual Funds and Preferred Stock:

        The Bank evaluates its investment in mutual funds for OTTI based on the quoted market value per share. The preferred stock in the investment portfolio was issued by U.S. Government sponsored

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 Investment Securities Available for Sale (Continued)

enterprises. Based upon its assessment of the securities, management concluded that OTTI of $6.6 million and $45.9 million existed during the period ended May 21, 2009, and the year ended September 30, 2008, respectively. The Bank considers the remaining decline in the value of investment securities classified as available for sale as of May 21, 2009, and September 30, 2008 to be temporary.

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

  Transfers

        On September 26, 2005, the Bank sold mortgage loans for securitization to a trust ("BUMT 2005-1") in a sale transaction. The BUMT 2005-1 securities are held in a trust established by a third party for the purpose of issuing securities arising from the securitization of one-to-four family residential mortgage loans originated by the Bank. The Bank's Trust 2005-1 is not controlled by, or affiliated with the Bank or any of

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Servicing and Transfers of Mortgage Loans (Continued)

its subsidiaries. The investors and the securitization trust have no recourse to the Bank's assets for failure of debtors to pay when due.

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

        On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The new program provides full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount. These are mainly payment- processing accounts, such as payroll accounts used by businesses, which frequently exceed the maximum limit of $250,000.

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

        In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Bank's own estimates or combination of such estimates and independent vendor or broker pricing. When determining the fair value measurements for assets and liabilities and the related fair value hierarchy, the Bank considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability (observable inputs). When possible, the Bank looks to active and observable markets to price identical assets or liabilities and when identical assets and liabilities are not traded in active markets, the Bank looks to market observable data for similar assets and liabilities. It is the Bank's policy to maximize the use of observable inputs and minimize the use of unobservable inputs. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity, resulting in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments, or the value of the underlying collateral is not market observable. Although third party price indications may be available for a security, limited trading activity would make it difficult to support the observability of these quotations.

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

BANKUNITED, FSB AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Fair Value (Continued)

  Deposits:

        The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed- maturity certificates of deposit are estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities.

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

Changes in Internal Control over Financial Reporting

        None.

Management's Report on Internal Control Over Financial Reporting

        Management's report set forth on page F-2 is incorporated herein by reference.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit Committee, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2012 annual meeting of stockholders is hereby incorporated by reference.

Item 11.    Executive Compensation

Executive Compensation

        For purposes of Item 402 of Regulation S-K, the "named executive officers" of BankUnited, Inc. for the fiscal year ended December 31, 2011 are John A. Kanas, Chairman, President and Chief Executive Officer; John Bohlsen, Vice Chairman and Chief Lending Officer; Douglas J. Pauls, Chief Financial Officer; Rajinder P. Singh, Chief Operating Officer; and Randy R. Melby, Senior Executive Vice President and Chief Risk Officer at BankUnited.

        Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2012 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plans" in the 2012 Proxy Statement is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain related transactions appearing under the captions "Certain Relationships and Related Person Transactions" and information regarding director independence appearing under the caption "Director Independence" in the 2012 Proxy Statement is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        Information appearing under the captions "Auditor Fees and Services" and "Policy for Approval of Audit and Permitted Non-Audit Services" in the 2012 Proxy Statement is hereby incorporated by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report:

1)
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

    See Index on page F-1.

  2)
  Financial Statement Schedules:

    Financial statement schedules are omitted as not required or not applicable or because the information is included in the Consolidated Financial Statements or notes thereto.

  3)
  List of Exhibits:

    The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKUNITED, INC.
Date: February 28, 2012	By:	/s/ JOHN A. KANAS
		Name:	John A. Kanas
		Title:	Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KANAS John A. Kanas	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
/s/ DOUGLAS J. PAULS Douglas J. Pauls	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ JOHN BOHLSEN John Bohlsen	Vice Chairman, Chief Lending Officer and Director	February 28, 2012
/s/ CHINH E. CHU Chinh E. Chu	Director	February 28, 2012
/s/ SUE M. COBB Ambassador Sue M. Cobb	Director	February 28, 2012
/s/ EUGENE F. DEMARK Eugene F. DeMark	Director	February 28, 2012
/s/ RICHARD S. LEFRAK Richard S. LeFrak	Director	February 28, 2012
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 28, 2012
/s/ PIERRE OLIVIER SARKOZY Pierre Olivier Sarkozy	Director	February 28, 2012
/s/ LANCE N. WEST Lance N. West	Director	February 28, 2012

 EXHIBIT INDEX

Exhibit Number	Description	Location
2.1a	Purchase and Assumption Agreement, dated as of May 21, 2009, among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Cables, Florida, the Federal Deposit Insurance Corporation and BankUnited (Single Family Shared-Loss Agreement and Commercial and Other Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively)†	Exhibit 2.1a to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1b
	Addendum to Purchase and Assumption Agreement, dated as of May 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Gables, Florida, BankUnited, and the Federal Deposit Insurance Corporation	Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.2a	Merger Agreement, dated as of June 2, 2011, by and between BankUnited, Inc. and Herald National Bank	Exhibit 2.1a to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
2.2b	Amendment No. 1 to the Merger Agreement, dated as of October 28, 2011, by and between BankUnited, Inc. and Herald National Bank	Exhibit 2.1b to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 of BankUnited, Inc.'s Annual Report on Form 10-K filed March 31, 2011
3.2	Amended and Restated By-Laws	Exhibit 3.2 of BankUnited, Inc.'s Annual Report on Form 10-K filed March 31, 2011
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.1a	Amended and Restated Limited Liability Company Agreement of BU Financial Holdings LLC, dated as of May 21, 2009, by and among John A. Kanas, Rajinder P. Singh, John N. DiGiacomo, John Bohlsen and the other parties listed on Schedule A thereto (Schedule A as of January 15, 2011)	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company dated January 18, 2011
10.1b	Joinders to the Amended and Restated Limited Liability Company Agreement	Exhibit 10.1b to the Registration Statement on Form S-1 of the Company filed January 24, 2011
10.2a	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and John A. Kanas	Exhibit 10.2a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.2b	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and John A. Kanas	Exhibit 10.2b to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.3a	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and John Bohlsen	Exhibit 10.3a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.3b	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and John Bohlsen	Exhibit 10.3b to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.4a.1	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and Douglas J. Pauls	Exhibit 10.4a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.4a.2	Amendment, dated May 18, 2011, between BankUnited, Inc. and Douglas J. Pauls, to the Employment Agreement, dated August 18, 2010	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 20, 2011
10.4b.1	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and Douglas J. Pauls	Exhibit 10.4b to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.4b.2	Amendment, dated May 18, 2011, to the Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution, and Douglas J. Pauls	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 20, 2011

Exhibit Number	Description	Location
10.5a	Employment Agreement, dated August 18, 2010, among BU Financial Holdings LLC, BankUnited, Inc. (formerly known as BU Financial Corporation) and Rajinder P. Singh	Exhibit 10.5a to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.5b	Amended and Restated Employment Agreement, dated August 18, 2010, between BankUnited, a federally chartered thrift institution and Rajinder P. Singh	Exhibit 10.5b to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.6	BankUnited Nonqualified Deferred Compensation Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.7	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.8	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.9	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
10.10	Director Nomination Agreement by and among BankUnited, Inc., John A. Kanas and the other parties thereto	Exhibit 10.10 to Annual Report on Form 10-K of the Company filed March 31, 2011
10.11
	Transaction Fee Agreement, dated May 21, 2009, among BU Financial Holdings LLC, Blackstone Management Partners L.L.C., Carlyle Investment Management L.L.C., Centerbridge Advisors, LLC and WL Ross & Co. LLC	Exhibit 10.11 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.12	BU Financial Holdings LLC Warrant to the Federal Deposit Insurance Corporation dated May 21, 2009	Exhibit 10.12 to the Registration Statement on Form S-1 of the Company filed December 16, 2010
10.12a	Amendment, dated February 2, 2011, to the Warrant issued by BU Financial Holdings LLC to the Federal Deposit Insurance Corporation on May 21, 2009	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 8, 2011
10.13	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011

Exhibit Number	Description	Location
10.14	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed January 24, 2011
10.15	Offer Letter to Randy R. Melby dated September 28, 2009	Exhibit 10.15 to the Registration Statement on Form S-1 of the Company filed January 27, 2011
10.16	Voting Agreement by and between BankUnited, Inc. and Scott Arnold dated as of June 2, 2011	Exhibit 10.16 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.17	Voting Agreement by and between BankUnited, Inc. and Charles Aswad dated as of June 2, 2011	Exhibit 10.17 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.18	Voting Agreement by and between BankUnited, Inc. and Michael S. Carleton dated as of June 2, 2011	Exhibit 10.18 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.19	Voting Agreement by and between BankUnited, Inc. and Justin Green dated as of June 2, 2011	Exhibit 10.19 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.20	Voting Agreement by and between BankUnited, Inc. and Barry Leistner dated as of June 2, 2011	Exhibit 10.20 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.21	Voting Agreement by and between BankUnited, Inc. and Mitchel Maidman and Maidman Ventures I, LLC dated as of June 2, 2011	Exhibit 10.21 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.22	Voting Agreement by and between BankUnited, Inc. and Raymond A. Nielsen dated as of June 2, 2011	Exhibit 10.22 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.23	Voting Agreement by and between BankUnited, Inc. and Gerard A. Perri dated as of June 2, 2011	Exhibit 10.23 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.24	Voting Agreement by and between BankUnited, Inc. and Norman Schulman dated as of June 2, 2011	Exhibit 10.24 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011

Exhibit Number		Description	Location
10.25		Voting Agreement by and between BankUnited, Inc. and Matthew Seiden dated as of June 2, 2011	Exhibit 10.25 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.26		Voting Agreement by and between BankUnited, Inc. and Palladium Equity Partners III, LP dated as of June 2, 2011	Exhibit 10.26 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
10.27		Voting Agreement by and between BankUnited, Inc., SBAV LP and SBAV GP LLC dated as of June 2, 2011	Exhibit 10.27 to the Registration Statement on Form S-4 of BankUnited, Inc. filed November 28, 2011
21.1		Subsidiaries of BankUnited, Inc.	Filed herewith
23.1		Consent of KPMG LLP	Filed herewith
23.2		Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	*	XBRL Instance Document	Filed herewith
101.SCH	*	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

†
Schedules and similar attachments to the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.