Form 10-Q
period 2012-03-31
BankUnited, Inc.
filed 2012-05-10
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 7, 2012
Common Stock, $0.01 Par Value	93,977,695 Shares

BankUnited, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS

Cash and due from banks:
Non-interest bearing	$43,804	$39,894
Interest bearing	26,678	13,160
Interest bearing deposits at Federal Reserve Bank	238,567	247,488
Federal funds sold	3,012	3,200
Cash and cash equivalents	312,061	303,742
Investment securities available for sale, at fair value (including covered securities of $235,176 and $232,194)	4,661,945	4,181,977
Non-marketable equity securities	176,041	147,055
Loans held for sale	2,173	3,952
Loans (including covered loans of $2,313,893 and $2,422,811)	4,709,283	4,137,058
Allowance for loan and lease losses	(56,474)	(48,402)
Loans, net	4,652,809	4,088,656
FDIC indemnification asset	1,786,512	2,049,151
Bank owned life insurance	205,012	204,077
Other real estate owned, covered by loss sharing agreements	106,950	123,737
Deferred tax asset, net	83,834	19,485
Goodwill and other intangible assets	70,329	68,667
Other assets	141,218	131,539
Total assets	$12,198,884	$11,322,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$1,022,860	$770,846
Interest bearing	510,386	453,666
Savings and money market	3,932,111	3,553,018
Time	2,620,124	2,587,184
Total deposits	8,085,481	7,364,714
Securities sold under repurchase agreements and short-term borrowings	11,199	206
Federal Home Loan Bank advances	2,231,412	2,236,131
Income taxes payable	80,215	53,171
Advance payments by borrowers for taxes and insurance	30,803	21,838
Other liabilities	114,841	110,698
Total liabilities	10,553,951	9,786,758

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share 400,000,000 shares authorized; 93,982,328 and 97,700,829 shares issued and outstanding	940	977
Preferred stock, 100,000,000 shares authorized; 5,415,794 shares of Series A preferred, $0.01 par value, issued and outstanding at March 31, 2012	54	—
Paid-in capital	1,290,279	1,240,068
Retained earnings	308,946	276,216
Accumulated other comprehensive income	44,714	18,019
Total stockholders’ equity	1,644,933	1,535,280

Total liabilities and stockholders’ equity	$12,198,884	$11,322,038

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans	$136,297	$114,651
Investment securities available for sale	33,039	32,549
Other	954	1,006
Total interest income	170,290	148,206
Interest expense:
Deposits	16,960	20,306
Borrowings	15,521	15,573
Total interest expense	32,481	35,879
Net interest income before provision for loan losses	137,809	112,327
Provision for loan losses (including provision for covered loans of $1,600 and $10,017)	8,767	11,456
Net interest income after provision for loan losses	129,042	100,871
Non-interest income:
Accretion of discount on FDIC indemnification asset	6,787	19,570
Income (loss) from resolution of covered assets, net	7,282	(710)
Net gain on indemnification asset	134	26,322
FDIC reimbursement of costs of resolution of covered assets	6,516	10,500
Service charges and fees	3,055	2,684
Mortgage insurance income	3,690	1,301
Investment services income	1,132	2,404
Other non-interest income	7,802	2,191
Total non-interest income	36,398	64,262
Non-interest expense:
Employee compensation and benefits	46,625	149,306
Occupancy and equipment	11,822	7,605
Impairment of other real estate owned	3,547	9,599
Foreclosure expense	2,719	4,470
Loss on sale of other real estate owned	1,401	12,210
Other real estate owned expense	2,276	4,343
Deposit insurance expense	1,150	4,189
Professional fees	3,649	3,229
Telecommunications and data processing	3,230	3,448
Other non-interest expense	7,699	5,940
Total non-interest expense	84,118	204,339
Income (loss) before income taxes	81,322	(39,206)
Provision for income taxes	31,050	28,454
Net income (loss)	$50,272	$(67,660)

Earnings (loss) per common share, basic and diluted (see Note 2)	$0.49	$(0.72)

Cash dividends declared per common share	$0.17	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$50,272	$(67,660)
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	24,615	(490)
Reclassification adjustment for net securities gains realized in income	(10)	(2)
Net change in unrealized gains (losses) on securities available for sale	24,605	(492)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(631)	1,732
Reclassification adjustment for net losses realized in income	2,721	2,888
Net change in unrealized losses on derivative instruments	2,090	4,620
Other comprehensive income	26,695	4,128
Comprehensive income (loss)	$76,967	$(63,532)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$50,272	$(67,660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(117,636)	(109,919)
Amortization of fees, discounts and premiums, net	2,911	(2,578)
Provision for loan losses	8,767	11,456
Accretion of discount on FDIC indemnification asset	(6,787)	(19,570)
(Income) loss from resolution of covered assets, net	(7,282)	710
Net gain on indemnification asset	(134)	(26,322)
Net gain on sale of loans	(256)	(131)
Increase in cash surrender value of bank owned life insurance	(935)	(669)
Gain on sale of investment securities available for sale	(16)	(3)
Loss on sale of other real estate owned	1,401	12,210
Equity based compensation	10,127	116,778
Depreciation and amortization	3,382	1,203
Impairment of other real estate owned	3,547	9,599
Deferred income taxes	(69,364)	13,235
Proceeds from sale of loans held for sale	11,933	8,321
Loans originated for sale, net of repayments	(9,919)	(8,145)
Realized tax benefits from dividend equivalents and equity based compensation	(118)	—
Gain on acquisition	(5,288)	—
Other:
(Increase) decrease in other assets	(2,478)	7,578
Increase in other liabilities	30,252	3,129
Net cash used in operating activities	(97,621)	(50,778)

Cash flows from investing activities:
Net cash paid in business combination	(1,626)	—
Purchase of investment securities available for sale	(427,178)	(573,574)
Purchase of non-marketable equity securities	(26,700)	—
Proceeds from repayments of investment securities available for sale	135,802	144,033
Proceeds from sale of investment securities available for sale	5,847	2,946
Maturities and calls of investment securities available for sale	4,250	—
Purchases of loans	(165,908)	(33,515)
Loan originations, repayments and resolutions, net	(25,670)	209,417
Decrease in FDIC indemnification asset for claims filed	269,560	286,148
Purchase of office properties and equipment, net	(8,462)	(11,036)
Proceeds from sale of other real estate owned	56,021	107,479
Net cash provided by (used in) investing activities	(184,064)	131,898

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	285,490	(259,357)
Additions to Federal Home Loan Bank advances	(230,000)	—
Repayments of Federal Home Loan Bank advances	230,000	—
Increase (decrease) in short-term borrowings	10,993	(387)
Settlement of FDIC warrant liability	—	(25,000)
Increase in advances from borrowers for taxes and insurance	8,169	7,417
Issuance of common stock	—	99,476
Dividends paid	(14,888)	(14,000)
Realized tax benefits from dividend equivalents and equity based compensation	118	—
Exercise of stock options	122	6
Net cash provided by (used in) financing activities	290,004	(191,845)
Net increase (decrease) in cash and cash equivalents	8,319	(110,725)
Cash and cash equivalents, beginning of period	303,742	564,774
Cash and cash equivalents, end of period	$312,061	$454,049

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$37,895	$43,095
Income taxes paid	$73,095	$150

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$47,078	$111,682
Dividends declared, not paid	$17,542	$14,248
Reclassification of PIU liability to equity	$—	$44,964
Rescission of surrender of bank owned life insurance	$—	$20,846
Unsettled securities trades	$—	$71,838
Exchange of common stock for Series A preferred stock	$54	$—
Equity consideration issued in business combination	$39,861	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share data)

	Common shares outstanding	Common stock	Preferred shares outstanding	Preferred stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2011	97,700,829	$977	—	$—	$1,240,068	$276,216	$18,019	$1,535,280
Comprehensive income	—	—	—	—	—	50,272	26,695	76,967
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in acquisition	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(17,542)	—	(17,542)
Equity based compensation	10,817	—	—	—	10,127	—	—	10,127
Exercise of stock options	10,416	—	—	—	122	—	—	122
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	118	—	—	118
Balance at March 31, 2012	93,982,328	$940	5,415,794	$54	$1,290,279	$308,946	$44,714	$1,644,933

Balance at December 31, 2010	92,971,850	$930	—	$—	$950,831	$269,781	$31,966	$1,253,508
Comprehensive loss	—	—	—	—	—	(67,660)	4,128	(63,532)
Proceeds from issuance of common stock, net of direct costs of $3,126	4,000,000	42	—	—	99,434	—	—	99,476
Dividends	—	—	—	—	—	(14,248)	—	(14,248)
Reclassification of PIU liability to equity	—	—	—	—	44,964	—	—	44,964
Equity based compensation	265,840	—	—	—	116,778	—	—	116,778
Exercise of stock options	617	—	—	—	6	—	—	6
Balance at March 31, 2011	97,238,307	$972	—	$—	$1,212,013	$187,873	$36,094	$1,436,952

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

Note 1            Basis of Presentation

BankUnited, Inc. (“BankUnited, Inc.” or “BKU”) is a bank holding company with three wholly-owned subsidiaries: BankUnited, National Association (“BankUnited”), Herald National Bank (“Herald”), and BankUnited Investment Services, Inc. (collectively, the “Company”). BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 94 branches located in 15 Florida counties. Herald is a national banking association with 3 branch locations in the New York metropolitan area.

On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation (“FDIC”) in a transaction referred to as the “FSB Acquisition.” In connection with the FSB Acquisition, BankUnited entered into Loss Sharing Agreements with the FDIC (“Loss Sharing Agreements”) that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and other real estate owned (“OREO”), collectively referred to as the “covered assets.” Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in the BKU’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected in future periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities. Management has made significant estimates in certain areas, such as the allowance for loan and lease losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the valuation of OREO, the valuation of deferred tax assets, the value of equity based compensation, the evaluation of investment securities for other than-temporary impairment and the fair values of financial instruments. Actual results could differ from these estimates.

The Company’s presentation of other comprehensive income has been revised retrospectively to comply with newly applicable guidance requiring that the components of net income and other comprehensive income be presented either in a single statement of comprehensive income or in two separate but consecutive statements. Previously, the components of other comprehensive income were presented in the consolidated statements of stockholders’ equity.

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 2                 Earnings Per Share

Basic earnings per common share is calculated by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards and stock option awards with non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, and participating preferred stock are considered participating securities and are included in the computation of basic earnings per common share using the two class method. Diluted earnings per common share is computed by dividing income attributable to common stockholders adjusted for earnings reallocated from participating securities by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options, warrants and unvested stock awards using the treasury stock method and by the dilutive effect of convertible preferred stock using the if converted method.

The computation of basic and diluted earnings per common share is presented below (in thousands except share and per share data):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	Three Months Ended March 31,
	2012	2011
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$50,272	$(67,660)

Distributed and undistributed earnings allocated to participating securities	(4,182)	—
Income (loss) attributable to common stockholders	$46,090	$(67,660)
Denominator:
Weighted average common shares outstanding	96,386,890	94,304,787
Less average unvested stock awards	(1,641,200)	—
Weighted average shares for basic earnings (loss) per common share	94,745,690	94,304,787
Basic earnings (loss) per common share	$0.49	$(0.72)
Diluted earnings (loss) per common share:
Numerator:
Income (loss) attributable to common stockholders	$46,090	$(67,660)
Adjustment for earnings reallocated from participating securities	4	—
Income (loss) used in calculating diluted earnings per common share	$46,094	$(67,660)
Denominator:
Average shares for basic earnings per common share	94,745,690	94,304,787
Dilutive effect of stock options	166,030	—
Weighted average shares for diluted earnings per common share	94,911,720	94,304,787
Diluted earnings (loss) per common share	$0.49	$(0.72)

At March 31, 2012 and 2011, the following potentially dilutive securities were outstanding but excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	March 31,
	2012	2011
Options and warrants	6,986,454	5,496,597
Unvested shares	1,588,576	2,197,585
Convertible preferred shares	5,415,794	—

Note 3            Acquisition Activity

On February 29, 2012, BKU completed the acquisition of Herald for a purchase price of $65.0 million consisting of cash of $25.2 million, 1,676,060 shares of common stock valued at $38.6 million and stock options and warrants valued at $1.2 million. Common stock issued was valued at the closing price of BKU common stock on the acquisition date.  The options and warrants were valued using a Black-Scholes option pricing model. The acquisition of Herald was determined to be a business combination and was accounted for using the acquisition method of accounting; accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. The acquisition of Herald allowed the Company to expand its banking operations to the New York metropolitan area.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

Assets:
Cash and cash equivalents	$23,538
Investment securities available for sale	160,971
Loans	305,954
Deferred tax asset, net	12,023
Intangible assets	1,780
Other assets	4,141
Total assets	508,407
Liabilities:
Deposits	435,500
Other liabilities	2,594
Total liabilities	438,094
Estimated fair value of net assets acquired	70,313
Consideration issued	65,025
Excess of fair value of net assets acquired over consideration issued	$5,288

The Company recognized a gain of $5.3 million on the acquisition of Herald, representing the excess of the fair value of net assets acquired over the value of consideration issued. Pursuant to the terms of the merger agreement between BKU and Herald, the determination of the final purchase price was dependent on the price of BKU’s common stock at the time of the merger. A decline in the stock price between the execution of the agreement and consummation of the acquisition led to this gain, which is included in the consolidated statement of operations line item “other non-interest income”. Transaction costs of $1.2 million related to the acquisition of Herald are included in the consolidated statement of operations line item “other non-interest expense” for the three months ended March 31, 2012. The results of operations of Herald have been included in the Company’s financial statements from the date of acquisition and are not material. Financial statements of Herald and pro-forma financial information are not required to be presented due to the immateriality of this acquisition to the Company’s consolidated financial position and results of operations.

Valuation methodologies used to estimate the fair values of significant assets acquired and liabilities assumed are summarized as follows:

•                  Loans were valued using a discounted cash flow technique incorporating market based probability of default, loss severity given default, recovery lag and appropriately risk weighted discount rate assumptions.

•                  Investment securities were valued using the same methodologies employed to estimate the fair value of the Company’s investment securities available for sale summarized in Note 11.

•                  Demand, savings and money market deposits were valued at the amount due on demand at the valuation date.  Time deposits were valued using a discounted cash flow technique incorporating discount rates based on current market rates for deposits with similar maturities.

•                  Intangible assets consist of a core deposit intangible asset, valued using an after tax cost savings methodology.

The gross contractual amount receivable related to acquired loans is approximately $395.2 million. The estimated amount not expected to be collected based on probability of default and loss severity given default assumptions applied in estimating fair value is $12.1 million. No loans were specifically identified as impaired at the acquisition date.

Deferred tax assets and liabilities have been recorded for the tax effects of differences between the tax bases of assets acquired and liabilities assumed and the fair values assigned to those assets and liabilities. The most significant component of the net deferred tax asset is an acquired net operating loss carryforward.

Certain of the assets acquired and liabilities assumed, including deferred tax assets, the estimated fair value of acquired loans and certain liabilities have been recorded based on provisional amounts and are subject to revision within the measurement period.

Note 4            Investment Securities Available for Sale

Investment securities available for sale at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$64,526	$28	$(131)	$64,423
U.S. Government agency and sponsored enterprise mortgage-backed securities	—	—	—	—	2,007,075	50,776	(817)	2,057,034
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	686,865	6,535	(3,172)	690,228
Private label residential mortgage-backed securities and CMOs	161,794	51,207	(269)	212,732	229,863	2,050	(228)	231,685
Private label commercial mortgage-backed securities	—	—	—	—	281,157	9,810	(357)	290,610
Non-mortgage asset-backed securities	—	—	—	—	446,098	2,825	(1,998)	446,925
Mutual funds and preferred stocks	16,382	479	(554)	16,307	247,722	8,362	(9)	256,075
State and municipal obligations	—	—	—	—	23,501	280	(5)	23,776
Small Business Administration securities	—	—	—	—	354,074	3,299	(390)	356,983
Other debt securities	3,880	2,257	—	6,137	9,066	17	(53)	9,030
	$182,056	$53,943	$(823)	$235,176	$4,349,947	$83,982	$(7,160)	$4,426,769

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	December 31, 2011
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	544,924	4,972	(3,586)	546,310
Private label residential mortgage-backed securities and CMOs	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—
	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783

At March 31, 2012, investment securities available for sale by contractual maturity, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities are shown below (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$691,641	$712,452
Due after one year through five years	1,841,333	1,894,836
Due after five years through ten years	1,221,401	1,253,049
Due after ten years	513,524	529,226
Mutual funds and preferred stocks with no stated maturity	264,104	272,382
	$4,532,003	$4,661,945

Based on the Company’s proprietary model and prepayment assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2012 was 4.7 years. The effective duration of the investment portfolio as of March 31, 2012 was 1.7 years. The model results are based on assumptions that may differ from the eventual outcome.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $1.3 billion and $1.2 billion at March 31, 2012 and December 31, 2011, respectively.

The following table provides information about gains and losses on the sale of investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Proceeds from sale of investment securities available for sale	$5,847	$2,946
Gross realized gains	$19	$4
Gross realized losses	(3)	(1)
Net realized gain	$16	$3

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeds fair value for investment securities that are in unrealized loss positions at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and Government agency securities	$51,882	$(131)	$—	$—	$51,882	$(131)
U.S. Government agency and sponsored enterprise mortgage-backed securities	116,070	(817)	—	—	116,070	(817)
Re-Remics	350,179	(3,006)	18,918	(166)	369,097	(3,172)
Private label residential mortgage-backed securities and CMOs	55,757	(369)	6,457	(128)	62,214	(497)
Private label commercial mortgage backed securities	24,893	(357)	—	—	24,893	(357)
Non-mortgage asset-backed securities	238,469	(1,998)	—	—	238,469	(1,998)
Mutual funds and preferred stocks	1,998	(102)	14,982	(461)	16,980	(563)
State and municipal obligations	2,125	(5)	—	—	2,125	(5)
Small Business Administration securities	60,749	(390)	—	—	60,749	(390)
Other debt securities	7,350	(53)	—	—	7,350	(53)
	$909,472	$(7,228)	$40,357	$(755)	$949,829	$(7,983)

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise mortgage-backed securities	$211,168	$(830)	$70,049	$(375)	$281,217	$(1,205)
Re-Remics	254,826	(3,344)	19,491	(242)	274,317	(3,586)
Private label residential mortgage-backed securities and CMOs	114,915	(1,120)	6,469	(173)	121,384	(1,293)
Non-mortgage asset-backed securities	221,904	(5,590)	8,772	(45)	230,676	(5,635)
Mutual funds and preferred stocks	77,811	(1,371)	14,982	(461)	92,793	(1,832)
State and municipal obligations	1,002	(2)	—	—	1,002	(2)
Small Business Administration securities	29,774	(96)	—	—	29,774	(96)
	$911,400	$(12,353)	$119,763	$(1,296)	$1,031,163	$(13,649)

The Company monitors its investment securities available for sale for other than temporary impairment (“OTTI”) on an individual security basis. No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2012 and 2011. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2012, ninety securities were in unrealized loss positions. The amount of impairment related to twenty-seven of these securities was considered insignificant, totaling approximately $88 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

U.S. Treasury, government agency and Small Business Administration securities:

At March 31, 2012, three U.S. Treasury and government agency securities and two Small Business Administration securities were in unrealized loss positions. All of these securities have been in unrealized loss positions for less than twelve months. The amount of impairment of each of the individual securities is less than 1% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

U.S. Government agency and sponsored enterprise mortgage-backed securities:

At March 31, 2012, seven U.S. Government agency and sponsored enterprise mortgage-backed securities were in unrealized loss positions. All of these securities have been in unrealized loss positions for less than twelve months.  The amount of impairment of each of the individual securities is less than 2% of amortized cost. The timely payment of principal and interest on these securities is

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

Private label mortgage-backed securities and CMOs and Re-Remics:

At March 31, 2012, thirty private label residential and commercial mortgage-backed securities and Re-Remics were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of March 31, 2012. The majority of these securities have been in unrealized loss positions for less than twelve months and evidence unrealized losses less than 2% of amortized cost. Unrealized losses in this portfolio segment result primarily from widening spreads on senior tranches and increased discount rates on subordinate tranches. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Non-mortgage asset-backed securities:

At March 31, 2012, seventeen non-mortgage asset-backed securities were in unrealized loss positions. All of these securities had been in continuous unrealized loss positions for twelve months or less at March 31, 2012.  The amount of impairment of each of the individual securities is less than 3% of amortized cost. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of March 31, 2012.   Most of the unrealized losses in this portfolio sector were largely driven by the impact of recent events on spreads for student loan-backed securities, which management believes to be temporary.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Other debt securities:

At March 31, 2012, two corporate debt securities were in unrealized loss positions.  These securities had been in unrealized loss positions for less than one month and aggregate unrealized losses were not material.  Given the limited duration and severity of impairment, the impairment is considered to be temporary.

Mutual funds:

At March 31, 2012, one mutual fund investment was in an unrealized loss position and had been in a continuous unrealized loss position for nineteen months. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government. Impairment has been driven primarily by intermediate term interest rates and lack of liquidity in the market for the security.  The unrealized loss related to this security is approximately 3% of its cost basis. Given the limited severity, the impairment is considered to be temporary.

Preferred stocks:

At March 31, 2012, one position in agency preferred stock was in an unrealized loss position.  This security traded above the Company’s cost basis as recently as December 2011.  Given the limited duration and immaterial amount of impairment, this impairment is considered to be temporary.

Note 5            Loans and Allowance for Loan and Lease Losses

A significant portion of the Company’s loan portfolio consists of loans acquired in the FSB Acquisition. Substantially all of these loans are covered under BankUnited’s Loss Sharing Agreements (the “covered loans”).  Loans originated or purchased since the FSB Acquisition (“new loans”) are not covered by the Loss Sharing Agreements. Covered loans may be further segregated between those acquired with evidence of deterioration in credit quality since origination (“Acquired Credit Impaired” or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans).

At March 31, 2012 and December 31, 2011, loans consisted of the following (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	March 31, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,611,942	$110,925	$—	$588,251	$2,311,118	48.9%
Home equity loans and lines of credit	66,972	177,167	—	1,722	245,861	5.2%
	1,678,914	288,092	—	589,973	2,556,979	54.1%
Commercial:
Multi-family	62,353	773	—	167,457	230,583	4.9%
Commercial real estate	208,023	32,602	4,196	508,118	752,939	15.9%
Construction	4,546	—	—	25,259	29,805	0.6%
Land	25,894	161	—	23,335	49,390	1.0%
Commercial loans and leases	21,111	17,757	—	1,061,124	1,099,992	23.2%
	321,927	51,293	4,196	1,785,293	2,162,709	45.6%
Consumer	2,726	—	—	10,942	13,668	0.3%
Total loans	2,003,567	339,385	4,196	2,386,208	4,733,356	100.0%
Premiums, discounts and deferred costs and fees, net	—	(29,059)	—	4,986	(24,073)
Loans net of discounts, premiums, deferred costs and fees	2,003,567	310,326	4,196	2,391,194	4,709,283
Allowance for loan and lease losses	(14,591)	(10,915)	—	(30,968)	(56,474)
Loans, net	$1,988,976	$299,411	$4,196	$2,360,226	$4,652,809

	December 31, 2011
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%
	1,753,431	300,737	—	463,468	2,517,636	60.2%
Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction	4,102	—	—	23,252	27,354	0.7%
Land	33,018	163	—	7,469	40,650	1.0%
Commercial loans and leases	24,007	20,382	—	799,978	844,367	20.2%
	341,973	54,014	4,220	1,250,311	1,650,518	39.6%
Consumer	2,937	—	—	3,372	6,309	0.2%
Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%
Premiums, discounts and deferred costs and fees, net	—	(30,281)	—	(7,124)	(37,405)
Loans net of discounts, premiums, deferred costs and fees	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)
Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

At March 31, 2012 and December 31, 2011, the unpaid principal balance (“UPB”) of ACI loans was $5.1 billion and $5.3 billion, respectively.

During the three months ended March 31, 2012 and 2011, the Company purchased 1-4 single family residential loans totaling $165.9 million and $33.5 million, respectively.

At March 31, 2012, the Company had pledged real estate loans with UPB of approximately $4.9 billion and carrying amounts of approximately $2.5 billion as security for FHLB advances.

The following table presents information about the ending balance of the allowance for loan and lease losses (“ALLL”) and related loans as of March 31, 2012 and summarizes the activity in the ALLL for the three months ended March 31, 2012 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	As of and for the Three Months Ended March 31, 2012
	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$10,175	$38,176	$51	$48,402
Provision for loan losses:
ACI loans	—	(1,011)	—	(1,011)
Non-ACI loans	3,790	(1,179)	—	2,611
New loans	1,242	5,934	(9)	7,167
Total provision	5,032	3,744	(9)	8,767
Charge-offs:
ACI loans	—	(730)	—	(730)
Non-ACI loans	(503)	(103)	—	(606)
New loans	—	(583)	—	(583)
Total charge-offs	(503)	(1,416)	—	(1,919)
Recoveries:
Non-ACI loans	2	1,166	—	1,168
New loans	—	55	1	56
Total recoveries	2	1,221	1	1,224
Ending balance	$14,706	$41,725	$43	$56,474
Ending balance: non-ACI and new loans individually evaluated for impairment	$593	$500	$—	$1,093
Ending balance: non-ACI and new loans collectively evaluated for impairment	$14,113	$26,634	$43	$40,790
Ending balance: ACI	$—	$14,591	$—	$14,591
Ending balance: Non-ACI	$9,431	$1,484	$—	$10,915
Ending balance: New loans	$5,275	$25,650	$43	$30,968
Loans:
Ending balance (1)	$2,556,979	$2,162,709	$13,668	$4,733,356
Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$1,917	$16,542	$—	$18,459
Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$876,148	$1,820,044	$10,942	$2,707,134
Ending balance: ACI loans	$1,678,914	$326,123	$2,726	$2,007,763

(1)         Ending balance of loans is before premium, discount and deferred fees and costs.

The following table presents information about the balance of the ALLL and related loans as of December 31, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	As of December 31, 2011
	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$10,175	$38,176	$51	$48,402
Ending balance: non-ACI and new loans individually evaluated for impairment	$593	$—	$—	$593
Ending balance: non-ACI and new loans collectively evaluated for impairment	$9,582	$21,844	$51	$31,477
Ending balance: ACI	$—	$16,332	$—	$16,332
Ending balance: Non-ACI	$6,142	$1,600	$—	$7,742
Ending balance: New loans	$4,033	$20,244	$51	$24,328
Loans:
Ending balance (1)	$2,517,636	$1,650,518	$6,309	$4,174,463
Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$1,937	$6,728	$—	$8,665
Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$762,268	$1,297,597	$3,372	$2,063,237
Ending balance: ACI loans	$1,753,431	$346,193	$2,937	$2,102,561

(1)           Ending balance of loans is before premium, discount and deferred fees and costs.

The following table summarizes the activity in the ALLL for the three months ended March 31, 2011 (in thousands):

	For the Three Months Ended March 31, 2011
	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Beginning balance	$28,649	$29,656	$55	$58,360
Provision for loan losses:
ACI loans	(7,838)	11,682	—	3,844
Non-ACI loans	812	5,361	—	6,173
New loans	35	1,330	74	1,439
Total Provision	(6,991)	18,373	74	11,456
Charge-offs:
ACI loans	—	(7,060)	—	(7,060)
Non-ACI loans	(1,155)	—	—	(1,155)
New loans	—	(50)	—	(50)
Total charge-offs	(1,155)	(7,110)	—	(8,265)
Recoveries	—	6	—	6
Ending Balance	$20,503	$40,925	$129	$61,557

Increases in the FDIC indemnification asset of $1.6 million and $6.6 million were reflected in non-interest income for the three months ended March 31, 2012 and 2011, respectively, related to the provision for loan losses on covered loans, including both ACI and non-ACI loans.

Credit quality information

New and non-ACI loans

The tables below present information about new and non-ACI loans identified as impaired as of March 31, 2012 and December 31, 2011.  Commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 as well as loans that have been modified in troubled debt restructurings are

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

individually evaluated for impairment. If determined to be impaired, they are reflected as impaired loans in the tables below. Also included in total impaired loans are loans that have been placed on non-accrual status and loans that are 90 days or more delinquent and still accruing for which impairment is measured collectively. These include 1-4 single family residential, home equity, smaller balance commercial and commercial real estate, and consumer loans (in thousands):

	March 31, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New Loans
With no specific allowance recorded:
1-4 single family residential	$142	$142	$—	$—
Multi-family	3,688	3,688	—	—
Construction	3	3	—	3
Land	340	332	—	340
Commercial loans and leases	2,843	2,846	—	2,843
With a specific allowance recorded:
Commercial loans and leases	3,110	3,108	500	3,110
Total:
Residential	$142	$142	$—	$—
Commercial	9,984	9,977	500	6,296
	$10,126	$10,119	$500	$6,296

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New Loans
With no specific allowance recorded:
Home equity loans and lines of credit	$27	$27	$—	$27
Construction	3	3	—	3
Land	332	332	—	332
Commercial loans and leases	2,469	2,469	—	2,469
With a specific allowance recorded:	—	—	—	—
Total:
Residential	$27	$27	$—	$27
Commercial	2,804	2,804	—	2,804
	$2,831	$2,831	$—	$2,831

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	March 31, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI
With no specific allowance recorded:
1-4 single family residential	$7,082	$9,081	$—	$6,949
Home equity loans and lines of credit	11,845	12,086	—	11,845
Commercial real estate	255	255	—	255
Commercial loans and leases	5,964	6,130	—	5,964
With a specific allowance recorded:
1-4 single family residential	1,496	1,917	593	112
Total:
Residential	$20,423	$23,084	$593	$18,906
Commercial	6,219	6,385	—	6,219
	$26,642	$29,469	$593	$25,125

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI
With no specific allowance recorded:
1-4 single family residential	$7,671	$9,766	$—	$7,296
Home equity loans and lines of credit	10,451	10,670	—	10,451
Commercial real estate	295	295	—	295
Commercial loans and leases	6,695	6,887	—	6,695
With a specific allowance recorded:
1-4 single family residential	1,521	1,937	593	114
Total:
Residential	$19,643	$22,373	$593	$17,861
Commercial	6,990	7,182	—	6,990
	$26,633	$29,555	$593	$24,851

Impaired loans include new and non-ACI loans contractually delinquent by 90 days or more and still accruing totaling $0.3 million and $0.4 million at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes new loans that were modified in troubled debt restructurings (“TDRs”) during the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	Number of TDRs	Recorded Investment
New Loans:
Multi-family	1	$3,688
Commercial loans and leases	1	245
	2	$3,933

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

No non-ACI loans were modified in TDRs during the three months ended March 31, 2012. There were no new loans modified during the twelve months preceding March 31, 2012 that experienced payment defaults during the current period. There were two non-ACI loans with a carrying value of $0.2 million modified in the past twelve months that experienced payment defaults during the current period. Non-ACI and new loans modified in TDRs for the three months ended March 31, 2011 were not significant.

Modifications during the three months ended March 31, 2012 included restructuring of the amount and timing of required periodic payments and reductions in default interest rates.  Because of the immateriality of the amount of loans modified and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL for the three months ended March 31, 2012.

The following tables present the average recorded investment in impaired non-ACI and new loans for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012		2011
	Non-ACI	New Loans	Non-ACI	New Loans
Residential:
1-4 single family residential	$8,885	$71	$9,151	$—
Home equity loans and lines of credit	11,148	14	10,940	—
	20,033	85	20,091	—
Commercial:
Multi-family	—	1,844	355	—
Commercial real estate	275	—	298	—
Construction	—	3	—	—
Land	—	336	—	166
Commercial loans and leases	6,330	4,211	6,300	3,253
	6,605	6,394	6,953	3,419
	$26,638	$6,479	$27,044	$3,419

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans.  Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALLL.  Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well defined credit weaknesses including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following tables summarize key indicators of credit quality for the Company’s new and non-ACI loans as of March 31, 2012 and December 31, 2011. Amounts are net of discounts, premiums and deferred fees and costs (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

Residential credit exposure, based on delinquency status:

	March 31, 2012		December 31, 2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$595,340	$1,722	$450,661	$1,996
Past due less than 90 days	1,566	—	15,932	14
Past due 90 days or more	142	—	—	27
	597,048	1,722	466,593	2,037
Non-ACI loans:
Current	77,458	159,935	83,075	164,367
Past due less than 90 days	2,227	3,562	2,972	6,807
Past due 90 days or more	6,834	10,131	6,624	7,825
	86,519	173,628	92,671	178,999
	$683,567	$175,350	$559,264	$181,036

Consumer credit exposure, based on delinquency status:

	March 31,	December 31,
	2012	2011
New loans:
Current	$10,963	$3,387
Past due less than 90 days	1	10
	$10,964	$3,397

Commercial credit exposure, based on internal risk rating:

	March 31, 2012
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
New loans:
Pass	$156,753	$497,539	$25,136	$22,839	$1,037,889
Special mention	5,694	4,421	—	—	7,587
Substandard	4,590	4,854	—	340	12,292
Doubtful	—	—	3	—	1,523
	167,037	506,814	25,139	23,179	1,059,291
Non-ACI loans:
Pass	745	32,347	—	—	9,702
Special mention	—	—	—	—	752
Substandard	15	255	—	161	5,664
Doubtful	—	—	—	—	538
	760	32,602	—	161	16,656
	$167,797	$539,416	$25,139	$23,340	$1,075,947

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

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

The following table presents an aging of loans in the new and non-ACI loan portfolios as of March 31, 2012 and December 31, 2011. Amounts are net of discounts, premiums and deferred fees and costs (in thousands):

	March 31, 2012					December 31, 2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total Loans	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total Loans
New loans:
1-4 single family residential	$595,340	$1,566	$—	$142	$597,048	$450,661	$15,790	$142	$—	$466,593
Home equity loans and lines of credit	1,722	—	—	—	1,722	1,996	14	—	27	2,037
Multi-family	167,037	—	—	—	167,037	107,010	913	—	—	107,923
Commercial real estate	506,814	—	—	—	506,814	310,008	—	—	—	310,008
Construction	25,136	—	—	3	25,139	23,086	—	—	3	23,089
Land	22,839	—	—	340	23,179	7,115	—	—	332	7,447
Commercial loans and leases	1,056,828	861	275	1,327	1,059,291	787,611	349	307	1,266	789,533
Consumer	10,963	1	—	—	10,964	3,387	10	—	—	3,397
	2,386,679	2,428	275	1,812	2,391,194	1,690,874	17,076	449	1,628	1,710,027
Non-ACI loans:
1-4 single family residential	77,458	1,676	551	6,834	86,519	83,075	1,812	1,160	6,624	92,671
Home equity loans and lines of credit	159,935	1,848	1,714	10,131	173,628	164,367	4,181	2,626	7,825	178,999
Multi-family	760	—	—	—	760	774	—	—	—	774
Commercial real estate	32,413	—	—	189	32,602	32,383	—	—	295	32,678
Land	161	—	—	—	161	164	—	—	—	164
Commercial loans and leases	15,376	24	11	1,245	16,656	13,318	109	—	5,757	19,184
	286,103	3,548	2,276	18,399	310,326	294,081	6,102	3,786	20,501	324,470
	$2,672,782	$5,976	$2,551	$20,211	$2,701,520	$1,984,955	$23,178	$4,235	$22,129	$2,034,497

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceeds carrying value. Changes in the accretable yield on ACI loans for the three months ended March 31, 2012 and the year ended December 31, 2011 were as follows (in thousands):

Balance, December 31, 2010	$1,833,974
Reclassifications from non-accretable difference	135,933
Accretion	(446,292)
Balance, December 31, 2011	1,523,615
Reclassifications from non-accretable difference	29,108
Accretion	(110,112)
Balance, March 31, 2012	$1,442,611

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

Accretable yield at March 31, 2012 included expected cash flows of $184.4 million from a pool of 1-4 single family residential loans whose carrying value has been reduced to zero.  The unpaid principal balance of loans remaining this pool was $385.2 million at March 31, 2012.

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

The tables below set forth at March 31, 2012 and December 31, 2011 the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in troubled debt restructurings, and the related allowance amounts (in thousands):

	March 31, 2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial real estate	$185	$185	$—
Land	463	730	—
With a specific allowance recorded:
Multi-family	19,865	28,165	1,848
Commercial real estate	50,148	67,389	8,520
Construction	3,716	11,678	1,126
Land	14,237	17,839	1,430
Commercial loans and leases	14,449	15,376	1,667
Total:
Residential	$—	$—	$—
Commercial	103,063	141,362	14,591
	$103,063	$141,362	$14,591

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

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

No ACI loans were modified in TDRs during the three months ended March 31, 2012.  Two ACI loans with an aggregate carrying value of $0.6 million modified in the past twelve months experienced payment defaults during the three months ended March 31, 2012.  Four ACI loans with an aggregate carrying value of $4.0 million were modified in TDRs during the three months ended March 31, 2011.

Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

The following table presents the average recorded investment in impaired ACI loans for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Residential:
Home equity loans and lines of credit	$—	$78,374
	—	78,374
Commercial:
Multi-family	15,505	48,045
Commercial real estate	50,105	66,199
Construction	3,592	5,013
Land	13,918	30,877
Commercial loans and leases	15,682	30,180
	98,802	180,314
	$98,802	$258,688

The following tables summarize key indicators of credit quality for the Company’s ACI loans as of March 31, 2012 and December 31, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

Residential credit exposure, based on delinquency status:

	March 31, 2012		December 31, 2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$1,237,380	$53,318	$1,278,887	$57,290
Past due less than 90 days	80,289	2,664	92,215	3,327
Past due 90 days or more	294,273	10,990	310,764	10,948
	$1,611,942	$66,972	$1,681,866	$71,565

Consumer credit exposure, based on delinquency status:

	March 31,	December 31,
	2012	2011
Current	$2,643	$2,866
Past due less than 90 days	71	33
Past due 90 days or more	12	38
	$2,726	$2,937

Commercial credit exposure, based on internal risk rating:

	March 31, 2012
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$35,085	$121,158	$928	$15,019	$10,817
Special mention	1,822	11,071	—	—	82
Substandard	25,002	79,932	3,618	10,875	9,822
Doubtful	444	58	—	—	390
	$62,353	$212,219	$4,546	$25,894	$21,111

	December 31, 2011
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$34,593	$128,762	$635	$14,977	$12,657
Special mention	2,074	10,857	—	—	171
Substandard	24,524	83,681	3,467	18,041	10,374
Doubtful	519	56	—	—	805
	$61,710	$223,356	$4,102	$33,018	$24,007

The following table presents an aging of past due loans in the ACI portfolio as of March 31, 2012 and December 31, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	March 31, 2012					December 31, 2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total Loans	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total Loans
1-4 single family residential	$1,237,380	$58,427	$21,862	$294,273	$1,611,942	$1,278,887	$66,767	$25,448	$310,764	$1,681,866
Home equity loans and lines of credit	53,318	1,650	1,014	10,990	66,972	57,290	2,500	827	10,948	71,565
Multi-family	51,761	—	—	10,592	62,353	49,116	—	674	11,920	61,710
Commercial real estate	205,763	1,162	—	5,294	212,219	212,253	1,292	459	9,352	223,356
Construction	830	—	—	3,716	4,546	635	—	—	3,467	4,102
Land	14,026	6,259	—	5,609	25,894	24,396	—	—	8,622	33,018
Commercial loans and leases	15,402	179	—	5,530	21,111	17,678	62	223	6,044	24,007
Consumer	2,643	71	—	12	2,726	2,866	25	8	38	2,937
	$1,581,123	$67,748	$22,876	$336,016	$2,007,763	$1,643,121	$70,646	$27,639	$361,155	$2,102,561

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $305.3 million and $321.7 million at March 31, 2012 and December 31, 2011, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $30.7 million and $39.4 million at March 31, 2012 and December 31, 2011, respectively.

Note 6  FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of estimated future payments to be received from the FDIC under the terms of BankUnited’s Loss Sharing Agreements with the FDIC.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or, for the non-residential portfolio, charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of operations line item “Income (loss) from resolution of covered assets, net”. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the statement of operations line item “Net gain on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

The following table summarizes the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,600)	$1,595	$(5)	$(10,017)	$6,639	$(3,378)
Income (loss) from resolution of covered assets, net	7,282	(5,450)	1,832	(710)	3,103	2,393

Loss on sale of OREO	(1,401)	1,152	(249)	(12,210)	8,943	(3,267)
Impairment of OREO	(3,547)	2,837	(710)	(9,599)	7,637	(1,962)
Net OREO gain (loss)	(4,948)	3,989	(959)	(21,809)	16,580	(5,229)
	$734	$134	$868	$(32,536)	$26,322	$(6,214)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

Changes in the FDIC indemnification asset for the three months ended March 31, 2012 and the year ended December 31, 2011 were as follows (in thousands):

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance, beginning of period	$2,049,151	$2,667,401
Accretion	6,787	55,901
Reduction for claims paid	(269,560)	(753,963)
Net gain on indemnification asset	134	79,812
Balance, end of period	$1,786,512	$2,049,151

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three months ended March 31, 2012 and 2011, non-interest expense includes approximately $5.0 million and $8.8 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $6.5 million and $10.5 million, respectively, were submitted to the FDIC for reimbursement. As of March 31, 2012, $18.0 million of expenses remain to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 7   Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2012 differs from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible equity based compensation expense and a non-taxable gain on the acquisition of Herald. For the three months ended March 31, 2011 the effective income tax rate differs from the statutory federal income tax rate primarily due to the impact of $110.4 million in non-deductible equity based compensation expense. Additionally, during the three months ended March 31, 2011, the Company recorded a provision related to uncertain state income tax positions of approximately $6.5 million.

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

The Company also enters into interest rate swaps with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate swap contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2012 and 2011 was not significant.

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

Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

designated thresholds or upon the initiation of other defined regulatory actions. Currently, there are no circumstances that would trigger these provisions of the agreements. The fair value of derivative instruments containing these provisions that are in a liability position at March 31, 2012 is $61.1 million.

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.6	$225,000	Other liabilities	$—	$(16,093)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	4.1	405,000	Other liabilities	—	(45,052)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		5.15%	Indexed to 1-month Libor	5.4	53,977	Other liabilities	—	(3,726)
Pay-variable interest rate swaps		Indexed to 1-month Libor	5.15%	5.4	53,977	Other assets	3,726	—
					$737,954		$3,726	$(64,871)

	December 31, 2011
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.9	$225,000	Other liabilities	$—	$(15,854)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	4.4	405,000	Other liabilities	—	(47,593)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		5.15%	Indexed to 1-month Libor	5.6	53,018	Other liabilities	—	(3,731)
Pay-variable interest rate swaps		Indexed to 1 month Libor	5.15%	5.6	53,018	Other assets	3,731	—
					$736,036		$3,731	$(67,178)

The following table provides information about gains and losses recognized, included in interest expense in the accompanying consolidated statements of operations, related to interest rate contract derivative instruments designated as cash flow hedges for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Amount of loss included in AOCI at end of period, net of tax	$(35,062)	$(19,311)
Amount of loss reclassified from AOCI into income during the period (effective portion)	$(4,430)	$(4,701)
Amount of gain recognized in income during the period (ineffective portion)	$—	$427

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

During the three months ended March 31, 2012 and 2011, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2012, the amount expected to be reclassified from AOCI into income during the next twelve months was $17.8 million.

At March 31, 2012, investment securities available for sale with a carrying amount of $74.6 million and cash on deposit of $10.7 million were pledged as collateral for interest rate swaps. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at March 31, 2012.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $11.2 million and $8.4 million at March 31, 2012 and December 31, 2011, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. All of the Company’s loans held for sale at March 31, 2012 and December 31, 2011 were subject to forward sale commitments. The notional amount of forward loan sale commitment derivatives was $2.2 million and $4.0 million at March 31, 2012 and December 31, 2011, respectively. The fair value of derivative loan commitments and forward sale commitments was nominal at March 31, 2012 and December 31, 2011.

Note 9   Stockholders’ Equity

In February, 2012, the Company created a series of 5,416,000 shares of preferred stock designated “Series A Nonvoting Convertible Preferred Stock”, par value $0.01 per share.  The preferred stock ranks pari passu with the Company’s common stock with respect to the payment of dividends or distributions and has a liquidation preference of $0.01 per share. Subject to certain restrictions, each share of preferred stock is convertible into one share of common stock at the option of the holder or upon written request of the Company.

On February 2, 2011, the Company closed the initial public offering (“IPO”) of 33,350,000 shares of its common stock at $27.00 per share. In the offering, the Company sold 4,000,000 shares and selling stockholders sold 29,350,000 shares. Proceeds received by the Company on the sale of the 4,000,000 shares amounted to $102.6 million, net of underwriting discounts. The Company incurred direct costs of the stock issuance of $4.0 million, which were charged to paid-in capital. Prior to the IPO, BankUnited, Inc. was a wholly-owned subsidiary of BU Financial Holdings, LLC (“BUFH”).  Immediately prior to the completion of the IPO, a reorganization was effected in accordance with BUFH’s LLC agreement, pursuant to which all equity interests in BankUnited, Inc. were distributed to the members of BUFH and BUFH was liquidated.

Effective January 10, 2011, the Board of Directors of BankUnited, Inc. (the “Board of Directors”), authorized a 10-for-1 split of the Company’s outstanding common shares. Stockholders’ equity has been retroactively adjusted to give effect to this stock split for all periods presented by reclassifying from paid-in capital to common stock the par value of the additional shares issued. All share and per share data have been retroactively restated for all periods presented to reflect this stock split.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2012 and 2011are summarized as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	Three Months Ended March 31,
	2012			2011
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$40,073	$(15,458)	$24,615	$(798)	$308	$(490)
Reclassification adjustment for net securities gains realized in income	(16)	6	(10)	(3)	1	(2)
Net change in unrealized gains (losses) on securities available for sale	40,057	(15,452)	24,605	(801)	309	(492)
Unrealized gains (losses) on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(1,027)	396	(631)	2,820	(1,088)	1,732
Reclassification adjustment for net losses realized in income	4,430	(1,709)	2,721	4,701	(1,813)	2,888
Net change in unrealized losses on derivative instruments	3,403	(1,313)	2,090	7,521	(2,901)	4,620
Other comprehensive income	$43,460	$(16,765)	$26,695	$6,720	$(2,592)	$4,128

Note 10   Equity Based Compensation

During the three months ended March 31, 2012, the Company granted 27,250 shares of unvested stock under the BankUnited 2010 Omnibus Equity Incentive Plan (the “2010 Plan”).  The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $23.08 to $24.66, for a weighted average per share value on the date of grant of $24.35 and an aggregate fair value of $0.7 million. During the three months ended March 31, 2011, the Company granted 265,840 shares of unvested stock under the 2010 Plan valued at the closing price of the Company’s common stock on the date of grant of $28.05 per share, for an aggregate fair value of $7.5 million. The majority of these shares vest in equal annual installments over a period of three years.  Unvested shares participate in dividends declared on the Company’s common stock on a one-for-one basis.

Prior to the IPO, BUFH had a class of authorized membership interests identified as Profits Interest Units (“PIUs”) which were awarded to certain management members of the Company. In conjunction with the IPO, the PIUs outstanding were exchanged for a combination of vested and unvested shares of the Company’s common stock and vested and unvested stock options.  The vested and unvested shares and vested stock options participate in dividends declared on the Company’s common stock on a one-for-one basis. The unvested stock options participate on a one-for-one basis in dividends declared on common stock until they vest. In conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and vesting of PIUs. This expense, which is not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.

Note 11 Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. treasury securities, certain preferred stocks and mutual funds. If quoted market prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within level 2 of the fair value hierarchy include U.S. government agency debentures, U.S. government agency mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, certain non-mortgage asset-backed securities, Re-Remics, commercial mortgage-backed securities, state and municipal obligations and U.S. Small Business Administration securities. Pricing of these securities is generally spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include private label mortgage-backed securities, certain non-mortgage asset-backed securities and trust preferred securities. The Company typically values these securities using internally developed or third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Treasury and Government agency securities	$19,898	$44,525	$—	$64,423
U.S. Government agency and sponsored enterprise mortgage-backed securities	—	2,057,034	—	2,057,034
Re-Remics	—	690,228	—	690,228
Private label residential mortgage-backed securities and CMOs	—	—	444,417	444,417
Private label commercial mortgage-backed securities	—	290,610	—	290,610
Non-mortgage asset-backed securities	—	368,915	78,010	446,925
Mutual funds and preferred stocks	272,362	20	—	272,382
State and municipal obligations	—	23,776	—	23,776
Small Business Administration securities	—	356,983	—	356,983
Other debt securities	—	11,852	3,315	15,167
Derivative assets	—	3,726	—	3,726
Total assets at fair value	$292,260	$3,847,669	$525,742	$4,665,671
Derivative liabilities	—	64,871	37	64,908
Total liabilities at fair value	$—	$64,871	$37	$64,908

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise mortgage-backed securities	$—	$1,985,713	$—	$1,985,713
Re-Remics	—	546,310	—	546,310
Private label residential mortgage-backed securities and CMOs	—	—	387,687	387,687
Private label commercial mortgage-backed securities	—	262,562	—	262,562
Non-mortgage asset-backed securities	—	331,015	79,870	410,885
Mutual funds and preferred stocks	253,778	39	—	253,817
State and municipal obligations	—	25,270	—	25,270
Small Business Administration securities	—	303,677	—	303,677
Other debt securities	—	2,897	3,159	6,056
Derivative assets	—	3,731	—	3,731
Total assets at fair value	$253,778	$3,461,214	$470,716	$4,185,708
Derivative liabilities	—	67,178	—	67,178
Total liabilities at fair value	$—	$67,178	$—	$67,178

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2012 and 2011.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012
	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	Derivative Liabilities

Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains (losses) for the period included in:
Net income	—	—	—	(37)
Other comprehensive income	8,072	328	162	—
Purchases or issuances	73,308	—	—	—
Sales	—	—	—	—
Settlements	(24,650)	(2,188)	(6)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$444,417	$78,010	$3,315	$(37)

	Three Months Ended March 31, 2011
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivative Liabilities

Balance, beginning of period	$612,631	$382,920	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	44
Other comprehensive income	(1,861)	(6,467)	1,094	576	—	—	—
Purchases or issuances	—	—	46,658	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(45,129)	(14,605)	(3,130)	9	25,000	44,964	—
Transfers into (out of) level 3	—	—	—	—	—	—	—
Balance, end of period	$565,641	$361,848	$175,232	$4,528	$—	$—	$(34)

Changes in the fair value of derivative liabilities are included in the consolidated statement of operations line item “Other non-interest expense”.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of March 31, 2012 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Private label residential mortgage-backed securities and CMOs - Covered	$212,732	Discounted cash flow	Voluntary prepayment rate Probability of default Loss severity	1.00% - 29.66% (8.91%) 0.00% - 46.74% (6.53%) 0.00% - 88.86% (4.37%)

Private label residential mortgage-backed securities and CMOs - Non-covered	$231,685	Discounted cash flow	Voluntary prepayment rate Probability of default Loss severity	2.78% - 60.80% (10.31%) 0.00% - 10.01% (1.20%) 0.00% - 50.00% (7.51%)

Non-mortgage asset-backed securities secured by commercial loans	$78,010	Discounted cash flow	Voluntary prepayment rate Probability of default Loss severity	2.00% - 3.00% (2.31%) 0.00% - 5.00% (2.74%) 50.00% - 85.00% (61.01%)

The significant unobservable inputs used in the fair value measurement of private label residential mortgage-backed securities and many non-mortgage asset-backed securities include voluntary prepayment rates, probability of default and loss severity given default. Generally, significant increases in any of those inputs would result in a lower fair value measurement.  Alternatively, decreases in any of those inputs would result in a higher fair value measurement. The fair value measurements of those securities with higher levels of subordination will be less sensitive to changes in these unobservable inputs, while securities with lower levels of subordination will show a higher degree of sensitivity to changes in these unobservable inputs.  Generally, a change in the assumption used for probability of default is accompanied by a directionally similar change in the assumption used for loss severity given default and a directionally opposite change in the assumption used for voluntary prepayment rate.

Non-mortgage asset-backed securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2012 consisted of two groups of securities collateralized by small balance commercial loans. The first group is comprised of 2003 issue senior floating rate bonds with a coupon of LIBOR + 0.43%,  rated AAA/AA+/Aaa (Fitch/S&P/Moody’s) with a current subordination level of 25.11%.  The second group is comprised of AAA rated 2011 issue senior fixed rate bonds with a coupon of 5% and a current subordination level of 30.94%.

Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at March 31, 2012 can be categorized into three groups.  The first group, with an aggregate fair of $134.8 million, is comprised of AAA securities issued from 2010 to 2012, collateralized by prime jumbo fixed rate and hybrid 1-4 single family mortgages with collateral origination dates ranging from 2009 to 2012.  The coupon rates on these bonds range from 3.5% to 4.1% and current subordination levels range from 7.2% to 19.0%. The second group, with an aggregate fair value of $44.0 million, consists of securities issued in 2010 collateralized by Alt-a, fixed rate 1-4 single family mortgages originated from 2005 to 2008.  The securities in this group are senior and senior subordinate tranches with ratings ranging from Aaa to A1 and current subordination levels ranging from 55.9% to 65.3%. The third group, with an aggregate fair value of $52.9 million, is comprised of senior tranches issued from 2003 to 2005 collateralized by prime fixed rate and hybrid 1-4 single family mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.7% to 5.5%, ratings ranging from Aaa to A2 and current subordination levels ranging from 4.9% to 12.9%.

The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2012 consisted of pooled trust preferred securities with a fair value of $3.3 million and private label residential mortgage-backed securities with a fair value of $212.7 million.  The trust preferred securities are not material to the Company’s financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

The Company uses third-party pricing services in determining fair value measurements for investment securities that are categorized in level 3 of the fair value hierarchy. To obtain an understanding of the methodologies and assumptions used, management may review written documentation provided by the pricing services, conduct interviews with valuation desk personnel, perform on-site walkthroughs and review model results and detailed assumptions used to value selected securities as considered necessary. Management has established a price challenge process that includes a review by the treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from expectations is challenged. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. The Company has also established a quarterly process whereby prices provided by our primary pricing service for a sample of securities are validated. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Impaired loans and OREO—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

The following table presents assets for which nonrecurring changes in fair value have been recorded for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total	Gains (Losses) From Fair Value Changes
Other real estate owned	$—	$—	$106,950	$106,950	$(3,547)
Impaired loans	$—	$—	$3,110	$3,110	$(500)

	Three Months Ended March 31, 2011
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$182,482	$182,482	$(9,599)

The following table presents the carrying value and fair value of financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Cash and cash equivalents	$312,061	$312,061	$303,742	$303,742
Investment securities available for sale	4,661,945	4,661,945	4,181,977	4,181,977
Non-marketable equity securities	176,041	176,041	147,055	147,055
Loans held for sale	2,173	2,193	3,952	3,994
Loans:
Covered	2,288,387	2,807,043	2,398,737	2,856,268
Non-covered	2,364,422	2,383,254	1,689,919	1,725,313
FDIC Indemnification asset	1,786,512	1,671,518	2,049,151	1,950,446
Accrued interest receivable	22,682	22,682	19,133	19,133
Derivative assets	3,726	3,726	3,731	3,731
Liabilities:
Deposits	$8,085,481	$8,118,571	$7,364,714	$7,399,404
Securities sold under repurchase agreements and short-term borrowings	11,199	11,199	206	206
Federal Home Loan Bank advances	2,231,412	2,280,913	2,236,131	2,294,265
Income taxes payable	80,215	80,215	53,171	53,171
Accrued interest payable	8,044	8,044	8,519	8,519
Advance payments by borrowers for taxes and insurance	30,803	30,803	21,838	21,838
Derivative liabilities	64,908	64,908	67,178	67,178

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, accrued interest receivable, securities sold under repurchase agreements and short-term borrowings, income taxes payable, accrued interest payable and advance payments by borrowers for taxes and insurance.

Non-marketable equity securities:

Non-marketable equity securities include FHLB and Federal Reserve Bank stock.  There is no market for these securities, which can be liquidated only by redemption by the issuer. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value. Non-marketable equity securities are evaluated quarterly for potential impairment.

Loans held for sale:

The fair value of loans held for sale is based on pricing currently available to the Company in the secondary market.  This fair value measurement typically falls within level 2 of the fair value hierarchy.

ACI and non-ACI loans:

Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan, whether or not the loan is amortizing and loan specific net realizable value analyses for certain commercial and commercial real estate loans. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates are based on current market rates for new originations of comparable loans adjusted for liquidity and credit risk premiums that the Company believes would be required by market participants.  These fair value measurements fall within level 3 of the fair value hierarchy.

New loans:

Fair values are estimated using a discounted cash flow analysis with a discount rate based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The ALLL is considered a reasonable estimate of the required adjustment to fair value to reflect the impact of credit risk.  These fair value measurements fall within level 3 of the fair value hierarchy.  This estimate may not represent an exit value as defined in ASC 820.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

FDIC indemnification asset:

The fair value of the FDIC indemnification asset has been estimated using a discounted cash flow technique incorporating assumptions about the timing and amount of future projected cash payments from the FDIC related to the resolution of covered assets. The factors that impact estimates of future cash flows are similar to those impacting estimated cash flows from ACI and non-ACI loans described above. The discount rate is determined by adjusting the risk free rate to incorporate uncertainty in the estimate of the timing and amount of future cash flows and illiquidity.  This fair value measurement falls within level 3 of the fair value hierarchy.

Deposits:

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow analysis based on rates currently offered for deposits of similar remaining maturities.  This fair value measurement falls within level 2 of the fair value hierarchy.

Federal Home Loan Bank advances:

Fair value is estimated by discounting contractual future cash flows using the current rate at which borrowings with similar terms and remaining maturities could be obtained by the Company.  This fair value measurement falls within level 2 of the fair value hierarchy.

Note 12   Commitments and Contingencies

The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Amounts funded under non-cancelable commitments in effect at the date of the FSB Acquisition are covered under the Loss Sharing Agreements if certain conditions are met.

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

Total lending related commitments outstanding at March 31, 2012 were as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

March 31, 2012

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$135,812	$135,812
Commitments to purchase loans	—	47,222	47,222
Unfunded commitments under lines of credit	82,286	405,695	487,981
Commercial and standby letters of credit	—	34,771	34,771
	$82,286	$623,500	$705,786

Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2012 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (the“2011 Annual Report on Form 10-k”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Factors that may cause actual results to differ materially from these forward-looking statements include but are not limited to, the risk factors described in Part I, Item 1A of 2011 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Quarterly Highlights

•                  The Company completed the acquisition of Herald on February 29, 2012 for a total purchase price of $65.0 million. The Company recorded loans of $306.0 million, investment securities of $161.0 million and deposits of $435.5 million in conjunction with this acquisition.

•                  Net income for the quarter ended March 31, 2012 was $50.3 million, or $0.49 per share, as compared to a net loss of ($67.7) million, or ($0.72) per share, for the quarter ended March 31, 2011.  Results of operations for the quarter ended March 31, 2012 include a $5.3 million gain from the acquisition of Herald, with no related tax impact, and pre-tax acquisition costs of $1.2 million. The net loss for the quarter ended March 31, 2011 included $110.4 million in equity based compensation expense recorded in conjunction with the IPO of the Company’s common stock which was not deductible for income tax purposes.

•                  Net interest income increased by $25.5 million to $137.8 million for the quarter ended March 31, 2012 from $112.3 for the quarter ended March 31, 2011. The net interest margin increased to 5.99% from 5.76%.  The primary drivers of the increase in net interest income were an increase in interest income on loans of $21.6 million and a decrease in interest expense on deposits of $3.3 million.  The yield on loans increased to 12.77% for the quarter ended March 31, 2012 from 12.10% for the quarter ended March 31, 2011, reflecting an increase in the yield on covered loans partially offset by a decline in the yield on new loans and an increase in the proportion of the portfolio comprised of new loans.  The average rate paid on interest-bearing deposits declined to 1.02% for the quarter ended March 31, 2012 from 1.27% for the quarter ended March 31, 2011 as a result of a shift in deposit mix away from time deposits toward lower cost deposit products coupled with declines in market interest rates.

•                        Loans, net of discount, premiums and deferred fees and costs, grew $572.2 million to $4.7 billion at March 31, 2012, including loans acquired in the purchase of Herald. Excluding loans acquired from Herald, new loans grew by $368.1 million during the quarter ended March 31, 2012 to $2.1 billion.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 1.14%, a ratio of non-performing loans to total loans of 0.69% and an annualized net charge-off ratio (net charge-offs to average loans)  of 0.07%.  All OREO and substantially all non-performing loans are covered assets at March 31, 2012.

•                  For the quarter ended March 31, 2012, deposits grew $720.8 million to $8.1 billion, including deposits acquired from Herald. Demand deposits increased to 19.0% of total deposits at March 31, 2012 from 16.6% of total deposits at

December 31, 2011 while time deposits declined to 32.4% of total deposits at March 31, 2012 from 35.1% at December 31, 2011.

•                  The Company’s capital ratios continue to exceed the requirements to be considered well capitalized under applicable regulatory guidelines, with a Tier 1 leverage ratio of 13.4%,  a Tier 1 risk-based capital ratio of 36.8% and a Total risk-based capital ratio of 38.2% at March 31, 2012.

Results of Operations

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

The mix of interest earning assets is influenced by loan demand and by management’s continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by management’s assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Company’s markets and the availability and pricing of other sources of funds.

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is being recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion related to ACI loans on net interest income, the net interest margin and the interest rate spread is expected to decline in the future as ACI loans comprise a declining percentage of total loans.  The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio.  ACI loans represented 42.6% and 50.8% of total loans, net of discounts, premiums and deferred costs and fees, at March 31, 2012 and December 31, 2011, respectively.

Payments received in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool.  Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans are recognized as interest income upon receipt.  The carrying value of one pool was reduced to zero in late 2011.  Future expected cash flows from this pool total $184.4   million as of March 31, 2012.  The UPB of loans remaining in this pool was $385.2 million at March 31, 2012.  We expect that future proceeds from loans in this pool will result in an increase in interest income from the pool. To some extent, the increase in interest income will be offset by a reduction in non-interest income reported in the consolidated statement of operations line item “Income (loss) from resolution of covered assets, net.”  The timing of receipt of proceeds from loans in this pool may be unpredictable, leading to increased volatility in the yield on the pool.

Fair value adjustments of interest earning assets and interest bearing liabilities recorded at the time of the FSB Acquisition are accreted to interest income or expense over the lives of the related assets or liabilities. Generally, accretion of fair value adjustments increases interest income and decreases interest expense, and thus has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion of fair value adjustments on interest income and interest expense will continue to decline as these assets and liabilities mature or are repaid and constitute a smaller portion of total interest earning assets and interest bearing liabilities.

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

	Three Months Ended March 31,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets:
Interest earning assets:
Investment securities available for sale	$4,398,697	$33,039	3.00%	$3,201,208	$32,549	4.07%
Other interest earning assets	524,710	954	0.73%	792,540	1,006	0.51%
Loans	4,275,406	136,297	12.77%	3,802,786	114,651	12.10%
Total interest earning assets	9,198,813	170,290	7.42%	7,796,534	148,206	7.63%
Allowance for loan losses	(49,857)			(58,443)
Noninterest earning assets	2,441,365			3,175,098
Total assets	$11,590,321			$10,913,189
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$474,898	$767	0.65%	$349,822	$553	0.64%
Savings and money market deposits	3,660,944	6,433	0.71%	3,252,484	7,226	0.90%
Time deposits	2,578,826	9,760	1.52%	2,893,837	12,527	1.76%
Total interest bearing deposits	6,714,668	16,960	1.02%	6,496,143	20,306	1.27%
Borrowings:
FHLB advances	2,234,426	15,520	2.79%	2,253,222	15,572	2.80%
Short term borrowings	1,209	1	0.45%	286	1	0.28%
Total interest bearing liabilities	8,950,303	32,481	1.46%	8,749,651	35,879	1.66%
Non-interest bearing demand deposits	863,131			525,622
Other non-interest bearing liabilities	191,816			277,786
Total liabilities	10,005,250			9,553,059
Stockholders’ equity	1,585,071			1,360,130
Total liabilities and stockholders’ equity	$11,590,321			$10,913,189
Net interest income		$137,809			$112,327
Interest rate spread			5.96%			5.97%
Net interest margin			5.99%			5.76%

(1) Annualized

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Net interest income was $137.8 million for the three months ended March 31, 2012 compared to $112.3 million for the three months ended March 31, 2011, an increase of $25.5 million. The increase in net interest income was comprised of an increase in interest income of $22.1 million and a decrease in interest expense of $3.4 million.

The increase in interest income was driven primarily by a $21.6 million increase in interest income from loans. Increased interest income from loans was reflective of an increase in the average yield to 12.77% for the three months ended March 31, 2012 from 12.10% for the comparable period in 2011 and a $472.6 million increase in the average balance outstanding. The increase in the average balance of loans was the result of new loan originations and purchases by BankUnited as well as the acquisition of loans from Herald. The yield on loans acquired in the FSB Acquisition was 19.48% for the three months ended March 31, 2012 as compared to 13.20% for the three months ended March 31, 2011.  This increase resulted primarily from (i) covered loans being resolved at a faster rate than expected, resulting in higher accretion, (ii) improved default frequency rates leading to an increase in expected cash flows, (iii) favorable resolutions of commercial ACI loans and (iv) recognition of all proceeds from resolution of loans in one residential pool with a carrying value of zero as interest income as discussed above. The increased yield on loans acquired in the FSB Acquisition was in part offset by a decline in the yield on new loans to 4.50% for the three months ended March 31, 2012 from 5.50% for the three months ended March 31, 2011, coupled with an increase in the proportion of the total portfolio represented by new loans. The decline in yield on new loans was a function of lower market rates of interest. New loans represented 44.8% of average loans outstanding for the three months ended March 31, 2012 as compared to 14.3% of average loans outstanding for the three months ended March 31, 2011.

While the average volume of investment securities available for sale increased by $1.2 billion for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, the yield declined to 3.00% for the three months ended March 31, 2012 from 4.07% for the three months ended March 31, 2011 reflecting the impact of new purchases at lower market rates of interest.

The primary component of the decrease in interest expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was a $3.3 million decline in interest expense on deposits.  This decline was attributable primarily to a decrease in the average rate resulting from (i) a shift in deposit mix from time deposits to lower cost products, (ii) declining market rates of interest and (iii) a $2.3 million reduction in accretion of fair value adjustments.

The net interest margin for the three months ended March 31, 2012 was 5.99% as compared to 5.76% for the three months ended March 31, 2011, an increase of 23 basis points. The primary factors impacting the increase in the net interest margin were (i) an increase in average interest earning assets as a percentage of average total assets, (ii) the decline in the average rate paid on deposits and (iii) the decreased yield on investment securities, partially offset by the increased yield on loans.  The net interest spread declined to 5.96% for the three months ended March 31, 2012 from 5.97% for the three months ended March 31, 2011. An improvement in the average rate paid on interest bearing deposits to 1.02% for the quarter ended March 31, 2012 from 1.27% for the quarter ended March 31, 2011 was offset by a decline in the average yield on interest earning assets to 7.42% from 7.63% for those same periods. The decline in the average yield on interest earning assets resulted from the lower yield on investment securities, partially offset by an increased yield on loans as discussed above.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the various segments of the loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, statistical trends and economic and other relevant factors. See “Analysis of the Allowance for Loan and Lease Losses” below for more information about how we determine the appropriate level of the allowance.

Because the determination of fair value at which the loans acquired in the FSB acquisition were initially recorded encompassed assumptions about expected future cash flows and credit risk, no ALLL was recorded at the date of acquisition. An allowance related to ACI loans is recorded only when estimates of future cash flows related to these loans are revised downward, indicating further deterioration in credit quality. An allowance for non-ACI loans may be established if factors considered relevant by management indicate that the credit quality of the non-ACI loans has deteriorated.

Since the recognition of a provision for loan losses on covered loans represents an increase in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase in the FDIC indemnification asset for the present value of the projected increase in reimbursement, with a corresponding increase in non-interest income, recorded in “Net gain on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for loan losses on covered loans is significantly mitigated by an increase in non-interest income. For the three months ended March 31, 2012 and 2011, we recorded provisions for loan losses on covered loans of $1.6 million and $10.0 million, respectively. For the three months ended March 31, 2012 and 2011, the impact on earnings from these provisions was significantly mitigated by recording non-interest income of $1.6 million and $6.6 million, respectively.

For the three months ended March 31, 2012 and 2011, we recorded provisions for loan losses of $7.2 million and $1.4 million, respectively, related to new loans. The increase in the provision for losses on new loans related primarily to growth in the new loan portfolio. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by an increase in non-interest income.

Non-Interest Income

The Company reported non-interest income of $36.4 million and $64.3 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The majority of our non-interest income resulted from the resolution of assets covered by our Loss Sharing Agreements with the FDIC and accretion of discount on the FDIC indemnification asset. Non-interest income related to transactions in covered assets represented 57% and 87% of total non-interest income for the quarters ended March 31, 2012 and 2011, respectively. The following table presents a comparison of the categories of non-interest income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Accretion of discount on FDIC indemnification asset	$6,787	$19,570
Income (loss) from resolution of covered assets, net	7,282	(710)
Net gain on indemnification asset	134	26,322
FDIC reimbursement of costs of resolution of covered assets	6,516	10,500
Non-interest income from covered assets	20,719	55,682
Service charges and fees	3,055	2,684
Mortgage insurance income	3,690	1,301
Investment services income	1,132	2,404
Other non-interest income	7,802	2,191
	$36,398	$64,262

Non-interest income related to transactions in the covered assets

Accretion of discount on the FDIC indemnification asset totaled $6.8 million and $19.6 million for the three months ended March 31, 2012 and 2011, respectively. Accretion is a result of discounting and may increase or decrease from period to period due to changes in expected cash flows from the ACI loans.

The FDIC indemnification asset was recorded in conjunction with the FSB Acquisition at its estimated fair value, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. If projected cash flows from the ACI loans increase, the yield on the loans will increase accordingly and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the indemnification asset. For the three months ended March 31, 2012 and 2011, the average rate at which discount was accreted on the FDIC indemnification asset was 1.46% and 3.20%, respectively.

The decrease in total accretion for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 related both to the decrease in the average discount rate and to the decrease in the average balance of the indemnification asset. The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. We expect the amount of accretion to continue to decline in future periods because our projected cash flows from ACI loans have continued to increase, and as a result we expect to collect less cash flow from the indemnification asset. Additionally, as we continue to submit claims under the Loss Sharing Agreements, the remaining balance of the indemnification asset will continue to decline.

The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the statement of operations line item “Net gain on indemnification asset.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•                  gains or losses from the resolution of covered assets;

•                  provisions for losses on covered loans;

•                  gains or losses on the sale of OREO; and

•                  impairment of OREO.

Each of these types of transactions is discussed further below.

A rollforward of the FDIC indemnification asset for the year ended December 31, 2011 and the three months ended March 31, 2012 follows (in thousands):

Balance, December 31, 2010	$2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812
Balance, December 31, 2011	2,049,151
Accretion	6,787
Reduction for claims filed	(269,560)
Net gain on indemnification asset	134
Balance, March 31, 2012	$1,786,512

Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, or, for the non-residential portfolio, charge-off. The difference between consideration received in resolution of covered loans and the amount of projected losses from resolution of those loans is recorded in the consolidated statement of operations line item “Income (loss) from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net gain on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income recorded in any period will be impacted by the number and UPB of ACI loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income (loss) from resolution of covered assets, net for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Payments in full	$15,167	$21,245
Foreclosures	(6,903)	(13,131)
Short sales	(1,889)	(7,701)
Charge-offs	(975)	(1,969)
Recoveries	1,882	846
Income (loss) from resolution of covered assets, net	$7,282	$(710)

As expected, the impact of payments in full on income (loss) from resolution of covered assets declined for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  As covered loans continue to be resolved, the number of paid-in-full resolutions declines. The net average gain per paid in full transaction has also declined as additional history with the performance of covered loans has been reflected in our updated cash flow forecasts. The decrease in the impact on income (loss) from resolution of covered assets from foreclosures and short sales for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 relates primarily to a decline in the level of foreclosure and short sale activity. Charge-offs for the three months ended March 31, 2011 exceeded those for the three months ended March 31, 2012 due primarily to a higher number and dollar amount of charge-offs of home equity lines of credit recognized during the quarter ended March 31, 2011. As expected, with the passage of time, the number and amount of recoveries has increased.

Additional impairment arising since the FSB Acquisition related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item “Net gain on indemnification asset” and reflected as a corresponding increase in the FDIC indemnification asset.

The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. These amounts are included in non-interest expense in the consolidated financial statements. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item “Net gain on indemnification asset.”

Net gain on indemnification asset of $0.1 million and $26.3 million was recorded for the three months ended March 31, 2012 and 2011 respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of transactions related to covered assets was $0.9 million and $(6.2) million, respectively, for the three months ended March 31, 2012 and 2011 as detailed in the table below (in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,600)	$1,595	$(5)	$(10,017)	$6,639	$(3,378)
Income (loss) from resolution of covered assets, net	7,282	(5,450)	1,832	(710)	3,103	2,393

Loss on sale of OREO	(1,401)	1,152	(249)	(12,210)	8,943	(3,267)
Impairment of OREO	(3,547)	2,837	(710)	(9,599)	7,637	(1,962)
Net OREO gain (loss)	(4,948)	3,989	(959)	(21,809)	16,580	(5,229)
	$734	$134	$868	$(32,536)	$26,322	$(6,214)

Certain OREO and foreclosure related expenses, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered asset. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended March 31, 2012 and 2011, non-interest expense includes approximately $5.0 million and $8.8 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $6.5 million and $10.5 million, respectively, were submitted to the FDIC for reimbursement. As of March 31, 2012, $18.0 million of expenses remain to be submitted for reimbursement from the FDIC in future periods.

Other components of non-interest income

Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans reimbursable by the FDIC offsets amounts otherwise recoverable from the FDIC. The increase in mortgage insurance income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily a result of continuing efforts by the Company to file and collect insurance claims.

Other non-interest income for the three months ended March 31, 2012 included a gain of $5.3 million on the acquisition of Herald.  For further discussion, see Note 3 to the consolidated financial statements.

Non-Interest Expense

The Company reported non-interest expense of $84.1 million for the three months ended March 31, 2012 as compared to $204.3 million for the three months ended March 31, 2011. The following table presents the components of non-interest expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Employee compensation and benefits	$46,625	$149,306
Occupancy and equipment	11,822	7,605
Impairment of other real estate owned	3,547	9,599
Foreclosure expense	2,719	4,470
Loss on sale of other real estate owned	1,401	12,210
Other real estate owned expense	2,276	4,343
Deposit insurance expense	1,150	4,189
Professional fees	3,649	3,229
Telecommunications and data processing	3,230	3,448
Other non-interest expense	7,699	5,940
	$84,118	$204,339

Employee compensation and benefits

Employee compensation and benefits expense decreased by $102.7 million to $46.6 million for the three months ended March 31, 2012 as compared to $149.3 million for the three months ended March 31, 2011.  Employee compensation and benefits for the three months ended March 31, 2011 included a one-time equity based compensation charge of $110.4 million recorded in conjunction with the consummation of the IPO as discussed in Note 10 to the consolidated financial statements.  This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company’s capital position.  Excluding the impact of this one-time charge, employee compensation and benefits increased by $7.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. An increase in equity based compensation, exclusive of the $110.4 million one-time charge, accounted for $3.7 million of this increase. The remainder of the increase was attributable to the continued enhancement of our management team and other personnel.

Occupancy and equipment

Occupancy and equipment costs increased by $4.2 million to $11.8 million for the quarter ended March 31, 2012 as compared to $7.6 million for the quarter ended March 31, 2011. This increase was related primarily to the expansion and refurbishment of our branch network.

OREO and foreclosure related expenses and losses

At March 31, 2012 as well as during the quarters ended March 31, 2012 and 2011, all of our OREO properties were covered by the Loss Sharing Agreements. Therefore, losses from sale or impairment of OREO are substantially offset by non-interest income related to indemnification by the FDIC. Generally, OREO and foreclosure related expenses are also reimbursed under the terms of the Loss Sharing Agreements.

In the aggregate, impairment of OREO and losses on the sale of OREO declined by $16.9 million to $4.9 million for the three months ended March 31, 2012 from $21.8 million for the three months ended March 31, 2011. In total, foreclosure and OREO related expenses decreased by $3.8 million to $5.0 million for the three months ended March 31, 2012 from $8.8 million for the three months ended March 31, 2011. These declines were primarily attributable to decreases in the levels of foreclosure activity and OREO inventory.  At March 31, 2012 there were 2,084 units in the foreclosure pipeline and 647 units in OREO as compared to 4,170 units in the foreclosure pipeline and 1,104 units in OREO at March 31, 2011.

We have performed an internal assessment of our foreclosure practices and procedures and of our vendor management processes related to outside vendors that assist us in the foreclosure process. This assessment did not reveal any deficiencies in processes and procedures that we believe to be of significance.

Other components of non-interest expense

Deposit insurance expense decreased by $3.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. A change in the assessment base coupled with a relatively low assigned risk rating resulted in a reduction of premiums.

Other non-interest expense increased by $1.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Other non-interest expense for the quarter ended March 31, 2012 included $1.2 million in transaction costs related to the acquisition of Herald.

Income Taxes

The provision for income taxes was $31.1 million and $28.5 million for the three months ended March 31, 2012 and 2011, respectively.  The Company’s effective tax rate was 38.2% and (72.6) % for the three months ended March 31, 2012 and 2011, respectively.  The Company’s effective income tax rate for the three months ended March 31, 2012 differed from the statutory federal income tax rate of 35%, primarily due to the impact of state income taxes, non-deductible equity based compensation and a non-taxable gain on the acquisition of Herald. For the three months ended March 31, 2011, the effective income tax rate differed from the statutory federal income tax rate primarily due to the impact of $110.4 million in non-deductible equity based compensation expense and the provision for uncertain state tax positions. At March 31, 2012 and December 31, 2011, the Company had net deferred tax assets of $83.8 million and $19.5 million, respectively.

Financial Condition

Average interest-earning assets increased $1.4 billion to $9.2 billion for the three months ended March 31, 2012 from $7.8 billion for the three months ended March 31, 2011. This increase was driven primarily by a $1.2 billion increase in the average balance of investment securities. Average non-interest earning assets declined by $733.7 million, largely due to the decrease in the FDIC indemnification asset from claims paid.

Average interest bearing liabilities increased by $200.7 million to $9.0 billion for the three months ended March 31, 2012 from $8.7 billion for the three months ended March 31, 2011, due primarily to an increase of $218.5 million in average interest-bearing deposits. Reflecting a continued shift from time deposits to generally lower cost deposit products, average time deposits declined by $315.0 million while average interest bearing demand, savings and money market deposits grew by $533.5 million. Average non-interest bearing liabilities increased by $251.5 million, primarily as a result of an increase in non-interest bearing demand deposits. Average stockholders’ equity increased by $224.9 million, due largely to the retention of earnings.

Investment Securities Available for Sale

The following tables show, as of March 31, 2012 and December 31, 2011, the amortized cost and fair value of investment securities available for sale and the breakdown of covered and non-covered securities (in thousands):

	March 31, 2012
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$64,526	$28	$(131)	$64,423	$64,526	$64,423
U.S. Government agency and sponsored enterprise mortgage-backed securities	—	—	—	—	2,007,075	50,776	(817)	2,057,034	2,007,075	2,057,034
Re-Remics	—	—	—	—	686,865	6,535	(3,172)	690,228	686,865	690,228
Private label residential mortgage-backed securities and CMOs	161,794	51,207	(269)	212,732	229,863	2,050	(228)	231,685	391,657	444,417
Private label commercial mortgage-backed securities	—	—	—	—	281,157	9,810	(357)	290,610	281,157	290,610
Non-mortgage asset-backed securities	—	—	—	—	446,098	2,825	(1,998)	446,925	446,098	446,925
Mutual funds and preferred stocks	16,382	479	(554)	16,307	247,722	8,362	(9)	256,075	264,104	272,382
State and municipal obligations	—	—	—	—	23,501	280	(5)	23,776	23,501	23,776
Small Business Administration securities	—	—	—	—	354,074	3,299	(390)	356,983	354,074	356,983
Other debt securities	3,880	2,257	—	6,137	9,066	17	(53)	9,030	12,946	15,167
	$182,056	$53,943	$(823)	$235,176	$4,349,947	$83,982	$(7,160)	$4,426,769	$4,532,003	$4,661,945

	December 31, 2011
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713	$1,952,095	$1,985,713
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	544,924	4,972	(3,586)	546,310	544,924	546,310
Private label residential mortgage-backed securities and CMOs	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866	342,999	387,687
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562	255,868	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885	414,274	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500	252,087	253,817
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270	24,994	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677	301,109	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—	3,868	6,056
	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783	$4,092,218	$4,181,977

Investment securities available for sale grew by $480.0 million to $4.7 billion at March 31, 2012 from $4.2 billion at December 31, 2011. Growth of the investment portfolio reflects the acquisition of Herald as well as continued deployment of cash generated from loan resolution activity and claims paid by the FDIC. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities and Re-Remics, bank preferred stocks, U.S. Small Business Administration securities and non-mortgage asset-backed securities collateralized primarily by auto loans, credit card receivables, student loans, servicer advances and small balance commercial loans that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of March 31, 2012 was 4.7 years and the effective duration was 1.7 years.

Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. government sponsored enterprise preferred stocks and corporate debt securities covered under the commercial shared loss agreement.  To date, the Company has not submitted any claims for reimbursement related to the covered securities. As the investment portfolio has grown, covered securities have represented a declining percentage of the total portfolio. Covered securities represented 5.0% and 5.6% of the fair value of the investment portfolio at March 31, 2012 and December 31, 2011, respectively. We expect this percentage to continue to decline.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of March 31, 2012.  Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities.  Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

U.S. Treasury and Government agency securities	$24,482	1.53%	$39,941	0.43%	$—	0.00%	$—	0.00%	$64,423	0.85%
U.S. Government agency and sponsored enterprise mortgage-backed securities	278,158	2.06%	823,270	2.29%	645,172	2.60%	310,434	2.33%	2,057,034	2.36%
Re-Remics	73,167	3.81%	256,503	3.28%	228,295	2.93%	132,263	2.94%	690,228	3.16%
Private label residential mortgage-backed securities and CMOs	100,452	5.80%	217,467	6.06%	83,939	7.40%	42,559	8.50%	444,417	6.49%
Private label commercial mortgage-backed securities	26,834	2.63%	137,548	2.72%	126,228	3.98%	—	0.00%	290,610	3.26%
Non mortgage asset-backed securities	124,900	2.46%	222,984	2.73%	88,728	3.00%	10,313	4.28%	446,925	2.74%
State and municipal obligations	5,923	1.80%	16,303	2.06%	1,348	2.61%	202	0.12%	23,776	2.01%
Small Business Administration securities	78,536	1.64%	175,380	1.64%	75,713	1.62%	27,354	1.56%	356,983	1.63%
Other debt securities	—	0.00%	5,440	3.84%	3,626	8.05%	6,101	8.67%	15,167	6.47%
Total investment portfolio	$712,452	2.75%	$1,894,836	2.81%	$1,253,049	3.07%	$529,226	2.98%	$4,389,563	2.89%

Mutual funds and preferred stocks with no scheduled maturity									272,382	5.81%

Total investment securities available for sale									$4,661,945	3.06%

As of March 31, 2012, 87.3% of the non-covered securities were backed by the U.S. government, U.S. government agencies or sponsored enterprises or were rated AAA. The remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $129.9 million at March 31, 2012 with aggregate fair value equal to 103% of amortized cost. Net unrealized gains included $137.9 million of gross unrealized gains and $8.0 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $40.4 million, representing less than 1% of the fair value of the portfolio, with total unrealized losses of $0.8 million at March 31, 2012.

We evaluate the credit quality of individual securities in the portfolio quarterly to determine whether any of the investments in unrealized loss positions are other-than-temporarily impaired. This evaluation considers, but is not necessarily limited to, the following factors, the relative significance of which varies depending on the circumstances pertinent to each individual security:

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

•                  the issuer’s financial condition, performance and business prospects; and

•                  credit ratings of issuers and individual securities.

No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2012 or 2011.

The majority of the unrealized losses in the portfolio at March 31, 2012 were driven by widening spreads on certain private label Re-Remics and non-mortgage asset-backed securities. We believe these factors to be consistent with temporary impairment.

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material. The timely repayment of principal and interest on U.S. Government, government agency and government sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management engaged a third party to perform projected cash flow analyses of the private label mortgage-backed securities, Re-Remics and non-mortgage asset-backed securities, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the limited duration and severity of impairment, we concluded that none of the debt securities were other-than-temporarily impaired. Given the limited severity of impairment, we considered the impairment of the equity securities to be temporary.

For further discussion of our analysis of investment securities for OTTI, see Note 4 to the consolidated financial statements.

We use third-party pricing services to assist us in estimating the fair value of investment securities. We perform a variety of procedures to ensure that we have a thorough understanding of the methodologies and assumptions used by the pricing services including obtaining and reviewing written documentation of the methods and assumptions employed, conducting interviews with valuation desk personnel, performing on-site walkthroughs and reviewing model results and detailed assumptions used to value selected securities as considered necessary. Our classification of prices within the fair value hierarchy is based on an evaluation of the nature of the significant assumptions impacting the valuation of each type of security in the portfolio. We have established a robust price challenge process that includes a review by our treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from our expectations based on recent observed trading activity and other information available in the marketplace that would impact the value of the security is challenged. Responses to the price challenges, which generally include specific information about inputs and assumptions incorporated in the valuation and their sources, are reviewed in detail. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation specialist. We do not typically adjust the prices provided, other than through this established challenge process. Our primary pricing services utilize observable inputs when available, and employ unobservable inputs and propriety models only when observable inputs are not available. As a matter of course, the services validate prices by comparison to recent trading activity whenever such activity exists. Quotes obtained from the pricing services are typically non-binding.

We have also established a quarterly price validation process whereby we verify the prices provided by our primary pricing service for a sample of securities in the portfolio. Sample sizes vary based on the type of security being priced, with higher sample sizes applied to more difficult to value security types. Verification procedures may consist of obtaining prices from an additional outside source or internal modeling, generally based on Intex. We have established acceptable percentage deviations from the price provided by the initial pricing source. If deviations fall outside the established parameters, we will obtain and evaluate more detailed information about the assumptions and inputs used by each pricing source or, if considered necessary, employ an additional valuation specialist to price the security in question. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources given our knowledge of the market for each individual security and may include interviews with the outside pricing sources utilized. Depending on the results of the validation process, sample sizes may be extended for particular classes of securities. Results of the validation process are reviewed by the treasury front office and by senior management.

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At March 31, 2012 and December 31, 2011, 11.3% of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy included primarily private label residential mortgage-backed securities and certain non-mortgage asset-backed securities. The non-mortgage asset-backed securities consisted of securities backed by small balance commercial loans. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation.

For additional discussion of the fair values of investment securities, see Note 11 to the consolidated financial statements.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio between covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at March 31, 2012 and December 31, 2011(dollars in thousands):

	March 31, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,611,942	$110,925	$—	$588,251	$2,311,118	48.9%
Home equity loans and lines of credit	66,972	177,167	—	1,722	245,861	5.2%
	1,678,914	288,092	—	589,973	2,556,979	54.1%
Commercial:
Multi-family	62,353	773	—	167,457	230,583	4.9%
Commercial real estate	208,023	32,602	4,196	508,118	752,939	15.9%
Construction	4,546	—	—	25,259	29,805	0.6%
Land	25,894	161	—	23,335	49,390	1.0%
Commercial loans and leases	21,111	17,757	—	1,061,124	1,099,992	23.2%
	321,927	51,293	4,196	1,785,293	2,162,709	45.6%
Consumer	2,726	—	—	10,942	13,668	0.3%
Total loans	2,003,567	339,385	4,196	2,386,208	4,733,356	100.0%
Premiums, discounts and deferred costs and fees, net	—	(29,059)	—	4,986	(24,073)
Loans net of discounts, premiums, deferred costs and fees	2,003,567	310,326	4,196	2,391,194	4,709,283
Allowance for loan and lease losses	(14,591)	(10,915)	—	(30,968)	(56,474)
Loans, net	$1,988,976	$299,411	$4,196	$2,360,226	$4,652,809

	December 31, 2011
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%
	1,753,431	300,737	—	463,468	2,517,636	60.2%
Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction	4,102	—	—	23,252	27,354	0.7%
Land	33,018	163	—	7,469	40,650	1.0%
Commercial loans and leases	24,007	20,382	—	799,978	844,367	20.2%
	341,973	54,014	4,220	1,250,311	1,650,518	39.6%
Consumer	2,937	—	—	3,372	6,309	0.2%
Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%
Premiums, discounts and deferred costs and fees, net	—	(30,281)	—	(7,124)	(37,405)
Loans net of discounts, premiums, deferred costs and fees	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)
Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

Total loans, before discounts, premiums and deferred origination fees and costs, increased by $558.9 million to $4.7 billion at March 31, 2012, from $4.2 billion at December 31, 2011.  Loans acquired in the FSB Acquisition declined by $110.2 million from December 31, 2011 to March 31, 2012 while new loans grew by $669.1 million.  New residential loans grew by $126.5 million and new commercial loans grew by $535.0 million during the three months ended March 31, 2012.  Residential loan growth was attributable primarily to purchases of residential mortgages. Commercial loans at March 31, 2012 included $313.2 million of loans acquired from Herald.

At March 31, 2012 and December 31, 2011, respectively, 49% and 59% of loans, net of discounts, premiums and deferred origination fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Residential mortgages, including 1-4 single family residential mortgages and home equity loans and lines of credit, have historically represented the majority of the total loan portfolio, although, consistent with our strategy of emphasizing commercial loan production, this portfolio segment is declining as a percentage of total loans. Residential mortgages constituted 24.7% of total new loans and 83.8% of total loans acquired in the FSB Acquisition at March 31, 2012. Residential mortgages totaled $2.6 billion, or 54.1% of total loans and $2.5 billion, or 60.2% of total loans at March 31, 2012 and December 31, 2011, respectively. The decline in this portfolio segment as a percentage of loans is a result of the resolution of covered loans, including transfers to OREO, and an emphasis on commercial loan origination. The dollar amount of residential loans in the portfolio increased from December 31, 2011 to March 31, 2012 due largely to purchases of single family residential loans during the first quarter of 2012.

The new residential loan portfolio includes both loans originated and purchased since the FSB Acquisition. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. At March 31, 2012 and December 31, 2011, $69.4 million or 11.8% and $58.2 million or 12.6%, respectively, of our new 1-4 single family residential loans were originated loans; $518.9 million or 88.2% and $403.2 million or 87.4% of our new 1-4 single family residential loans were purchased loans. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment and limited demand for non-agency mortgage product in Florida. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

Home equity loans and lines of credit are not significant to the new loan portfolio.

We do not originate option adjustable rate mortgages (“ARMs”) “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. All of these loans are covered loans; therefore, the Company’s exposure to future losses on these mortgage loans is mitigated by the Loss Sharing Agreements.

Commercial loans

The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction, land, commercial and industrial loans and leases.

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings, warehouses and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans. The Company’s underwriting standards generally provide for loan terms of five years, with amortization schedules of no more than twenty-five years. Loan to value (“LTV”) ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees of the principals as additional security for commercial real estate loans.

Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five years or less, or revolving lines of credit which typically mature annually. Lease financing consists primarily of municipal leases.

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 74.8% and 72.8% of new loans as of March 31, 2012 and December 31, 2011, respectively. New commercial loans that represent re-financings of covered loans are not significant.

Consumer Loans

Consumer loans include loans secured by certificates of deposit, auto loans, demand deposit account overdrafts and unsecured personal lines of credit and are not a material component of the loan portfolio.

Asset Quality

In discussing asset quality, a distinction must be made between covered loans and new loans. New loans were underwritten under significantly different and generally more conservative standards than the covered loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of covered loans is higher than that of new loans, our exposure to loss related to the covered loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.

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

Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans.

New Loans

At March 31, 2012, thirty-seven new commercial loans with an aggregate balance of $17.7 million were rated special mention and fifty-six new commercial loans totaling $23.6 million were classified substandard or doubtful. At December 31, 2011, forty-seven new commercial loans aggregating $7.7 million were rated special mention and forty-three new commercial loans aggregating $13.7 million were classified substandard or doubtful.

At March 31, 2012, new 1-4 single family residential loans totaling $142 thousand were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $1.6 million at March 31, 2012. At December 31, 2011, no new 1-4 single family residential loans were 90 days or more past due.  New 1-4 single family residential loans past due less than 90 days totaled $15.9 million at December 31, 2011. There were no past due home equity loans and lines of credit in the new portfolio at March 31, 2012. Past due home equity loans and lines of credit in the new loan portfolio at December 31, 2011were not significant. At March 31, 2012, 13.4% of the new home equity portfolio were first liens, and 86.6% were second or third liens.

The majority of our new residential mortgage portfolio consists of purchased loans. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. For purchasing seasoned loans, good payment history is required. In general, we purchase performing jumbo mortgage pools which have average FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of less than 80%. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.

At March 31, 2012, the purchased loan portfolio had the following characteristics: 57.5% were fixed rate loans, substantially all were full documentation and had an average FICO score of 766 and average LTV of 66.3%. The majority of this portfolio was owner-occupied, with 94.3% primary residence and 5.7% second homes or investment properties. In terms of vintage, 4.3% of the portfolio was originated pre-2008, 4.2% in 2008, 1.3% in 2009, 4.0% in 2010, 71.0% in 2011 and 15.2% in 2012.

Similarly, the originated loan portfolio had the following characteristics at March 31, 2012: 68.8% were fixed rate loans, 100% were full documentation and had an average FICO score of 766 and average LTV of 62.4%. The majority of this portfolio was owner-occupied, with 96.0% primary residence and 4.0% second home. In terms of vintage, 32.1% of the portfolio was originated in 2010, 42.3% in 2011 and 25.6% in 2012.

Delinquent consumer loans in the new portfolio were insignificant as of March 31, 2012 and December 31, 2011.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At March 31, 2012, covered ACI loans totaled $2.0 billion and covered non-ACI loans totaled $310.3 million, net of discounts, premiums and deferred fees and costs.

Residential

Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows to be derived from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised as we gain greater experience. Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

Residential mortgage loans, including home equity loans, comprised 87.8% of the UPB of the acquired loan portfolio at the FSB Acquisition date. We performed a detailed analysis of the portfolio to determine the key loan characteristics influencing performance. Key characteristics influencing the performance of the residential mortgage portfolio, including home equity loans, were determined to be delinquency status; product type, in particular, amortizing as opposed to option ARM products; current indexed LTV ratio; and original FICO score. The ACI loans in the residential mortgage portfolio were grouped into ten homogenous static pools based on these characteristics, and the non-ACI residential loans were grouped into two homogenous static pools.

At March 31, 2012 the carrying value of 1-4 single family residential non-ACI loans was $86.5 million; $9.1 million or 10.5% of these loans were 30 days or more past due and $6.8 million or 7.9% were 90 days or more past due. At March 31, 2012, ACI 1-4 single family residential loans totaled $1.6 billion; $374.6 million or 23.2% of these loans were delinquent by 30 days or more and $294.3 million or 18.3% were delinquent by 90 days or more.

At March 31, 2012 non-ACI home equity loans and lines of credit had an aggregate carrying value of $173.6 million; $13.7 million or 7.9% of these loans were 30 days or more past due and $10.1 million or 5.8% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $67.0 million at March 31, 2012. At March 31, 2012, $13.7 million or 20.4% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $11.0 million or 16.4% were delinquent by 90 days or more. At March 31, 2012, 4.6% and 6.0%, respectively, of the non-ACI and ACI home equity loans and lines of credit were first liens while 95.4% and 94.0%, respectively, of the non-ACI and ACI home equity loans and lines of credit were second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements.

Commercial

The ongoing asset quality of significant commercial loans is monitored on an individual basis through our regular credit review and risk rating process. We believe internal risk rating is the best indicator of the credit quality of commercial loans. Homogenous groups of smaller balance commercial loans may be monitored collectively.

At March 31, 2012 non-ACI commercial loans had an aggregate UPB of $51.3 million and a carrying value, net of discounts of $50.2 million; 85.3% of these loans were rated “pass” and this portfolio segment has limited delinquency history. At March 31, 2012, seven loans with a carrying value totaling $0.8 million were rated special mention, twenty-eight loans with a carrying value totaling $6.1 million were rated substandard and thirteen loans with a carrying value of $0.5 million were rated doubtful.

At March 31, 2012, ACI commercial loans had a carrying value of $326.1 million, of which $321.9 million are covered under the Loss Sharing Agreements. At March 31, 2012, loans with carrying values of $13.0 million, $129.2 million and $0.9 million were internally risk rated special mention, substandard and doubtful, respectively.

Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

Non-performing assets consist of (i) non-accrual loans, including loans that have been restructured in TDRs and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history since modification, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO. Impaired loans also include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition. Because of discount accretion, these ACI loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. As of March 31, 2012 and December 31, 2011, substantially all of the non-performing loans and all of the OREO were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and other non-performing assets at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Nonaccrual loans:
Residential:
1-4 single family residential	$7,061	$7,410
Home equity loans and lines of credit	11,845	10,478
Total residential loans	18,906	17,888
Commercial:
Multi-family	—	—
Commercial real estate	255	295
Construction	3	3
Land	340	332
Commercial loans and leases	11,917	9,164
Total commercial loans	12,515	9,794
Total nonaccrual loans	31,421	27,682
Non-ACI and new loans past due 90 days and still accruing	276	375
TDRs	749	824
Total non-performing loans	32,446	28,881
Other real estate owned	106,950	123,737
Total non-performing assets	139,396	152,618
Impaired ACI loans on accrual status	103,063	94,536
TDRs in compliance with their modified terms	4,322	583
Total impaired loans and non-performing assets	$246,781	$247,737

Non-performing loans to total loans (1)	0.69%	0.70%
Non-performing assets to total assets	1.14%	1.35%
ALLL to total loans (1)	1.20%	1.17%
ALLL to non-performing loans	174.06%	167.59%
Net charge-offs to average loans	0.07%	0.62%

(1)           Total loans for purposes of calculating these ratios is net of unearned discounts and deferred fees and costs.

At March 31, 2012 and December 31, 2011 substantially all of the nonaccrual loans are non-ACI loans. Contractually delinquent ACI loans are not reflected as nonaccrual loans because discount continues to be accreted. Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but still accruing was $336.0 million and $361.2 million at March 31, 2012 and December 31, 2011, respectively.

The decline in the ratio of non-performing assets to total assets at March 31, 2012 as compared to December 31, 2011 was primarily attributable to the decrease in OREO.

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

A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, extensions of maturity, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not accounted for as troubled debt restructurings and are not separated from their respective pools when modified. As of March 31, 2012 impaired loans included five non-ACI commercial relationships with a total carrying value of $0.3 million and two new commercial relationships with a carrying value of $3.9 million that had been modified in TDRs. Additionally, at March 31, 2012 impaired loans included eleven non-ACI residential loans with a total carrying value of $1.5 million that were the subject of the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”) modifications and classified as TDRs.

At March 31, 2012, impaired loans included four ACI commercial relationships with an aggregate carrying value of $1.4 million that had been modified in TDRs.

During the three months ended March 31, 2012, two new commercial loans with a total carrying value of $3.9 million were modified in TDRs.  No non-ACI or ACI loans were modified in TDRs during the three months ended March 31, 2012.

Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material.

Loss Mitigation Strategies

Although our exposure to loss on covered assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of March 31, 2012, 11,539 borrowers had been counseled regarding their participation in HAMP; 8,178 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of March 31, 2012, 1,387 borrowers who did not elect to participate in the program had been sent termination letters and 2,687 borrowers had been denied due to ineligibility. At March 31, 2012, there were 3,233 permanent loan modifications. Substantially all of these modified loans were of ACI loans accounted for in pools.

Analysis of the Allowance for Loan and Lease Losses

The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition, and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions such as unemployment rates, real estate values in our primary market areas and the level of interest rates, as well as a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio.

New and non-ACI Loans

Based on an analysis of historical performance of the non-ACI residential mortgage and home equity portfolio, OREO and short sale losses and recent trending data, we have concluded that LTV ratio is the leading predictive indicator of loss severity for this portfolio. The non-ACI residential mortgage and home equity portfolios have therefore been divided into homogenous groups and stratified based on LTV for purposes of calculating the ALLL. Calculated frequency of roll to loss and severity percentages are applied to the dollar value of loans in each group to calculate an overall loss allowance. LTV ratios at the individual loan level are updated quarterly using the appropriate Case-Shiller quarterly metropolitan statistical area (“MSA”) Home Price Index to adjust the original appraised value of the underlying collateral. Frequency is calculated for each group using a four month roll to loss percentage, based on the assumption that if an event has occurred with a borrower that will ultimately result in a loss, this will manifest itself as a loan in default and in process of foreclosure within four months. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans at 120 days delinquency.

Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio is not seasoned and has not yet developed an observable loss trend.  Therefore, the ALLL for new residential loans is based primarily on peer group average historical loss rates as discussed further below.

Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Company’s internal credit risk rating system and peer group average historical loss rates by loan class. The allowance is comprised of specific reserves for significant classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on nonaccrual status with committed credit facilities greater than or equal to $500,000 are individually evaluated for impairment. A quarterly net realizable value analysis is prepared for each of these relationships. This analysis forms the basis for establishing specific reserves. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We group these loans by product type and performance status and establish general reserve percentages based on our analysis of the risks characterizing each group. Factors that impact our judgment as to the appropriate loss percentage to assign may include the underwriting criteria applied to a particular product type, whether the loans are secured or unsecured, the type of collateral, and delinquency status.

The peer group used to calculate the average historical loss rates that form the basis for our general reserve calculations is a group of 20 banks in the U.S. southeast region determined by management to be the most comparable to BankUnited. Factors that impacted the selection of the peer group included asset size, composition of the loan portfolio and credit quality ratios including net charge-offs to average loans, ALLL to total loans, ALLL to noncurrent loans and noncurrent loans to total loans. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. For new loans, a six quarter average of peer group historical loss rates is used as this period corresponds to the vintage of the majority of loans in this portfolio segment. For the non-ACI portfolio, a twelve quarter average of peer group historical loss rates is used as this period is considered more representative of expected loss experience for the more seasoned loans in this segment.

Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group average historical loss rates are adjusted upward for loans rated special mention or assigned a lower “pass” rating. Peer group average historical loss rates are adjusted downward for loans assigned the highest “pass” grades.

In addition to the quantitative calculations described above, adjustments are made to the allowance for relevant qualitative factors when there is a material observable trend in those factors not already taken into account in the quantitative calculations. Qualitative factors that may result in an adjustment to the allowance have been grouped into four categories:

•                  portfolio trends,

•                  policy and credit guidelines,

•                  economic factors, and

•                  credit concentrations.

At March 31, 2012, qualitative adjustments were made to historical loss percentages related to the current economic climate, portfolio trends and for certain classes of small business commercial loans, policy and credit guidelines. Adjustments related to the current economic climate were driven by uncertainty about general economic conditions including unemployment rates and real estate prices. The adjustments related to portfolio trends resulted from the rapid growth rate of the new loan portfolio. Adjustments related to policy and credit guidelines impacted certain small business commercial loan products and related to the underwriting criteria applied to those particular products. Qualitative adjustments did not have a material impact on the ALLL as of March 31, 2012.

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

As of March 31, 2012, the Herald loan portfolio has not had a significant impact on our analysis of the ALLL.  The Herald portfolio was acquired on February 29, 2012 and recorded at estimated fair value at that date.

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

Based on our projected cash flows, no ALLL related to home equity and 1-4 single family residential ACI pools was recorded at March 31, 2012 or December 31, 2011.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Updated assumptions for large balance and delinquent loans in the commercial ACI portfolio are based on net realizable value analyses prepared at the individual loan level by the Company’s workout and recovery department. Updated assumptions for smaller balance commercial loans are based on a combination of the Company’s own historical delinquency and severity data and industry level data. Delinquency data is used as a proxy for defaults as the Company’s experience has been that few of these loans return to performing status after being delinquent greater than 60 days. An additional multiplier is also applied in developing assumptions for loans rated special mention, substandard, or doubtful based on the Company’s historical loss experience with classified loans.

Based on our loan level analysis, we recorded a recovery of the provision for loan losses on ACI commercial loans of ($1.0) million for the three months ended March 31, 2012 and a provision for loan losses on ACI commercial loans of $11.7 million for the three months ended March 31, 2011.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the period from December 31, 2011 through March 31, 2012 (in thousands):

	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2011	$16,332	$7,742	$24,328	$48,402
Provision for loan losses:
1-4 single family residential	—	1,232	1,244	2,476
Home equity loans and lines of credit	—	2,558	(2)	2,556
Multi-family	818	(9)	(71)	738
Commercial real estate	(1,970)	91	1,853	(26)
Construction	135	—	67	202
Land	110	(62)	130	178
Commercial loans and leases	(104)	(1,199)	3,955	2,652
Consumer	—	—	(9)	(9)
Total Provision	(1,011)	2,611	7,167	8,767
Charge-offs:
1-4 single family residential	—	(26)	—	(26)
Home equity loans and lines of credit	—	(477)	—	(477)
Multi-family	(32)	—	—	(32)
Commercial real estate	(180)	—	—	(180)
Commercial loans and leases	(518)	(103)	(583)	(1,204)
Total Charge-offs	(730)	(606)	(583)	(1,919)
Recoveries:
Home equity loans and lines of credit	—	2	—	2
Multi-family	—	9	—	9
Commercial real estate	—	5	—	5
Commercial loans and leases	—	1,152	55	1,207
Consumer	—	—	1	1
Total Recoveries	—	1,168	56	1,224
Balance at March 31, 2012	$14,591	$10,915	$30,968	$56,474

The following table shows the distribution of the ALLL, broken out between covered and new loans, as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012					December 31, 2011
	Covered		New			Covered		New
	ACI	Non-ACI	Loans	Total	% (1)	ACI	Non-ACI	Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$1,799	$5,259	$7,058	48.9%	$—	$593	$4,015	$4,608	54.1%
Home equity loans and lines of credit	—	7,632	16	7,648	5.2%	—	5,549	18	5,567	6.1%
Total	—	9,431	5,275	14,706	54.1%	—	6,142	4,033	10,175	60.2%
Commercial:
Multi-family	1,849	5	858	2,712	4.9%	1,063	5	929	1,997	4.1%
Commercial real estate	8,522	380	6,382	15,284	15.9%	10,672	284	4,529	15,485	13.6%
Construction	1,126	—	333	1,459	0.6%	991	—	266	1,257	0.7%
Land	1,429	—	201	1,630	1.0%	1,319	62	71	1,452	1.0%
Commercial loans and leases	1,665	1,099	17,876	20,640	23.2%	2,287	1,249	14,449	17,985	20.2%
Total	14,591	1,484	25,650	41,725	45.6%	16,332	1,600	20,244	38,176	39.6%
Consumer	—	—	43	43	0.3%	—	—	51	51	0.2%
Total ALLL	$14,591	$10,915	$30,968	$56,474	100.0%	$16,332	$7,742	$24,328	$48,402	100.0%

(1)           Represents percentage of loans receivable in each category to total loans receivable.

Significant components of the change in the ALLL at March 31, 2012 as compared to December 31, 2011, include:

•                  Increases in the allowance for most loan classes in the new portfolio, including increases of $1.2 million for 1-4 single family residential loans, $1.9 million for new commercial real estate loans and $3.4 million for new commercial loans and leases, all primarily attributable to growth in the new loan portfolio;

•                  Increases of $1.2 million and $2.1 million in the allowance for non-ACI 1-4 single family residential and home equity loans, respectively, resulting from increases in loss rates for these loan classes; and

•                  A $2.2 million decrease in the allowance for ACI commercial real estate loans resulting from improvements in expected cash flows from this portfolio class.

Other Real Estate Owned

All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$123,737	$206,680
Transfers from loan portfolio	47,078	111,682
Decrease from resolution of covered loans	(2,896)	(6,592)
Sales	(57,422)	(119,689)
Impairment	(3,547)	(9,599)
Balance, end of period	$106,950	$182,482

Deposits

The following table presents information about our deposits for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Non-interest bearing	$863,131	—	$525,622	—
Interest bearing	474,898	0.65%	349,822	0.64%
Money market	2,534,543	0.71%	1,986,058	0.92%
Savings	1,126,401	0.69%	1,266,426	0.88%
Time	2,578,826	1.52%	2,893,837	1.76%
	$7,577,799	0.90%	$7,021,765	1.17%

Total deposits increased by $720.8 million to $8.1 billion at March 31, 2012 from $7.4 billion at December 31, 2011. Deposits acquired from Herald accounted for a portion of this increase, totaling $420.2 million at March 31, 2012. The distribution of deposits reflected in the table above reflects the continued run-off of time deposits and increases in lower rate deposit products, consistent with management’s business strategy.

The following table shows scheduled maturities of certificates of deposit with denominations equal to or greater than $100,000 as of March 31, 2012 (in thousands):

Three months or less	$69,875
Over three through six months	126,147
Over six through twelve months	539,065
Over twelve months	665,634
$1,400,721

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase and overnight FHLB advances as of and for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Maximum outstanding at any month-end	$11,199	$257
Balance outstanding at end of period	$11,199	$105
Average outstanding during the period	$1,209	$286
Average interest rate during the period	0.45%	0.28%
Average interest rate at end of period	0.36%	0.01%

The Company also utilizes FHLB advances to finance its operations.  The contractual balance of FHLB advances outstanding at March 31, 2012 totaled $2.2 billion, with $1.1 billion, $565.0 million, $505.0 million and $0.4 million maturing in 2012, 2013, 2014 and 2015, respectively.

Liquidity and Capital Resources

Stockholders’ equity increased $109.7 million to $1.6 billion at March 31, 2012 from $1.5 billion at December 31, 2011, due primarily to the retention of earnings and the impact of equity consideration issued in the Herald acquisition.  To a lesser extent, stockholders’ equity was impacted by the payment of dividends.

Federal banking regulators have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise.  At March 31, 2012 and December 31, 2011, the Company had capital levels that exceeded well capitalized guidelines. In addition, subsequent to its conversion to a national bank charter, BankUnited is required to maintain a Tier 1 leverage ratio at no less than eight percent.  To date, BankUnited has exceeded that requirement.

The following table presents the Company’s capital ratios as of March 31, 2012 (dollars in thousands):

	March 31, 2012
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital	$1,529,891	13.41%	N/A	N/A (1)	$456,328	4.00%
Tier 1 risk-based capital	$1,529,891	36.84%	$249,182	6.00%	$166,121	4.00%
Total risk-based capital	$1,585,585	38.18%	$415,303	10.00%	$332,243	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other borrowing needs, to maintain reserve requirements and to otherwise conduct ongoing operations. BankUnited’s liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, BankUnited has the ability to raise liquidity through collateralized borrowings, FHLB advances or the sale of its available for sale investment portfolio. The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are reviewed monthly by ALCO and quarterly by the Company’s Board of Directors. The primary measurement of liquidity monitored by management is liquid assets (defined as cash and cash equivalents, and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At March 31, 2012, BankUnited’s liquid assets divided by total assets was 11.6%. In addition, management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year, divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At March 31, 2012, BankUnited exceeded the acceptable limit established by ALCO for this ratio.

As a holding company, BankUnited, Inc. is a corporation separate and apart from our banking subsidiaries, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funding include management fees and dividends paid by its subsidiaries, and access to capital markets. There are regulatory limitations that affect the ability of subsidiaries to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

Management believes that the simulation of net interest income in different interest rate environments provides the most meaningful measure of interest rate risk. Income simulation analysis is designed to capture not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change (with rates increasing 25 basis points per month until the applicable limit is reached) as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at March 31, 2012 due to the extremely low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. At March 31, 2012, the impact on BankUnited’s projected net interest income in a plus 200 basis point scenario is 1.7% in the first twelve months and 8.1% in the second year.

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

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of March 31, 2012 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$135,812	$135,812
Commitments to purchase loans	—	47,222	47,222
Unfunded commitments under lines of credit	82,286	405,695	487,981
Commercial and standby letters of credit	—	34,771	34,771
	$82,286	$623,500	$705,786

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2012, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at March 31, 2012 was $61.1 million.

Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $108.0 million at March 31, 2012. The aggregate fair value of these interest rate swaps included in other assets was $3.7 million and the aggregate fair value included in other liabilities was $3.7 million.

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2011 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the section entitled “Interest Rate Sensitivity” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.   Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Other than as previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 6, 2012, the Company has not completed any unregistered sales of equity securities during the quarter ended March 31, 2012.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of May 2012.

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