Form 10-Q
period 2012-06-30
BankUnited, Inc.
filed 2012-08-09
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 3, 2012
Common Stock, $0.01 Par Value	94,035,513 Shares

BankUnited, Inc.

Form 10-Q

For the Quarter Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks:
Non-interest bearing	$41,691	$39,894
Interest bearing	22,038	13,160
Interest bearing deposits at Federal Reserve Bank	97,830	247,488
Federal funds sold	2,585	3,200
Cash and cash equivalents	164,144	303,742
Investment securities available for sale, at fair value (including covered securities of $227,028 and $232,194)	4,758,509	4,181,977
Non-marketable equity securities	154,376	147,055
Loans held for sale	2,970	3,952
Loans (including covered loans of $2,182,133 and $2,422,811)	5,078,698	4,137,058
Allowance for loan and lease losses	(55,635)	(48,402)
Loans, net	5,023,063	4,088,656
FDIC indemnification asset	1,711,526	2,049,151
Bank owned life insurance	205,842	204,077
Other real estate owned, covered by loss sharing agreements	93,724	123,737
Deferred tax asset, net	88,187	19,485
Goodwill and other intangible assets	70,142	68,667
Other assets	157,478	131,539
Total assets	$12,429,961	$11,322,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$1,134,689	$770,846
Interest bearing	518,883	453,666
Savings and money market	3,948,350	3,553,018
Time	2,624,692	2,587,184
Total deposits	8,226,614	7,364,714
Securities sold under repurchase agreements and short-term borrowings	42,581	206
Federal Home Loan Bank advances	2,226,978	2,236,131
Income taxes payable	82,061	53,171
Advance payments by borrowers for taxes and insurance	36,151	21,838
Other liabilities	123,325	110,698
Total liabilities	10,737,710	9,786,758

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share 400,000,000 shares authorized; 94,024,521 and 97,700,829 shares issued and outstanding	940	977
Preferred stock, 100,000,000 shares authorized 5,415,794 shares of Series A, $0.01 par value per share issued and outstanding at June 30, 2012	54	—
Paid-in capital	1,298,201	1,240,068
Retained earnings	340,470	276,216
Accumulated other comprehensive income	52,586	18,019
Total stockholders’ equity	1,692,251	1,535,280
Total liabilities and stockholders’ equity	$12,429,961	$11,322,038

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income:
Loans	$142,621	$122,243	$278,918	$236,894
Investment securities available for sale	34,059	29,237	67,098	61,786
Other	1,235	617	2,189	1,623
Total interest income	177,915	152,097	348,205	300,303
Interest expense:
Deposits	17,047	19,024	34,007	39,330
Borrowings	15,071	15,751	30,592	31,324
Total interest expense	32,118	34,775	64,599	70,654
Net interest income before provision for (recovery of) loan losses	145,797	117,322	283,606	229,649
Provision for (recovery of) loan losses (including $(1,484) $(6,443), $116 and $3,574 for covered loans)	2,725	(2,892)	11,492	8,564
Net interest income after provision for (recovery of) loan losses	143,072	120,214	272,114	221,085
Non-interest income:
Accretion of discount on FDIC indemnification asset	4,294	14,873	11,081	34,443
Income from resolution of covered assets, net	14,803	3,076	22,085	2,366
Net gain (loss) on indemnification asset	(12,537)	11,312	(12,403)	37,634
FDIC reimbursement of costs of resolution of covered assets	3,333	8,241	9,849	18,741
Service charges and fees	3,229	2,648	6,345	5,332
Gain on sale of investment securities available for sale, net	880	100	896	103
Mortgage insurance income	2,649	6,784	6,339	8,085
Investment services income	1,091	2,110	2,223	4,515
Other non-interest income	3,924	3,714	11,649	5,901
Total non-interest income	21,666	52,858	58,064	117,120
Non-interest expense:
Employee compensation and benefits	43,951	41,364	90,576	190,670
Occupancy and equipment	13,229	8,791	25,051	16,396
Impairment of other real estate owned	3,048	8,187	6,595	17,786
Foreclosure expense	3,892	6,057	6,611	10,527
(Gain) loss on sale of other real estate owned	(1,490)	12,264	(89)	24,474
Other real estate owned expense	1,161	2,589	3,437	6,932
Deposit insurance expense	1,946	2,329	3,096	6,518
Professional fees	3,953	3,507	7,602	6,736
Telecommunications and data processing	3,121	3,418	6,351	6,866
Other non-interest expense	10,220	7,383	17,919	13,323
Total non-interest expense	83,031	95,889	167,149	300,228
Income before income taxes	81,707	77,183	163,029	37,977
Provision for income taxes	32,778	33,188	63,828	61,642
Net income (loss)	48,929	43,995	99,201	(23,665)
Preferred stock dividends	921	—	1,841	—
Net income (loss) available to common stockholders	$48,008	$43,995	$97,360	$(23,665)
Earnings (loss) per common share, basic and diluted (see Note 2)	$0.48	$0.44	$0.96	$(0.25)
Cash dividends declared per common share	$0.17	$0.14	$0.34	$0.28

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$48,929	$43,995	$99,201	$(23,665)
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	10,243	8,547	34,858	8,057
Reclassification adjustment for net securities gains realized in income	(540)	(61)	(550)	(63)
Net change in unrealized gains on securities available for sale	9,703	8,486	34,308	7,994
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(4,567)	(10,309)	(5,198)	(8,577)
Reclassification adjustment for net losses realized in income	2,736	2,928	5,457	5,816
Net change in unrealized losses on derivative instruments	(1,831)	(7,381)	259	(2,761)
Other comprehensive income	7,872	1,105	34,567	5,233
Comprehensive income (loss)	$56,801	$45,100	$133,768	$(18,432)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$99,201	$(23,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(233,739)	(226,294)
Amortization of fees, discounts and premiums, net	6,164	(4,203)
Provision for loan losses	11,492	8,564
Accretion of discount on FDIC indemnification asset	(11,081)	(34,443)
Income from resolution of covered assets, net	(22,085)	(2,366)
Net (gain) loss on indemnification asset	12,403	(37,634)
Net gain on sale of loans	(509)	(252)
Increase in cash surrender value of bank owned life insurance	(1,765)	(2,036)
Gain on sale of investment securities available for sale	(896)	(103)
(Gain) loss on sale of other real estate owned	(89)	24,474
Equity based compensation	17,015	126,195
Depreciation and amortization	6,893	3,108
Impairment of other real estate owned	6,595	17,786
Deferred income taxes	(78,384)	35,801
Proceeds from sale of loans held for sale	22,652	14,536
Loans originated for sale, net of repayments	(21,224)	(12,777)
Realized tax benefits from dividend equivalents and equity based compensation	(511)	(200)
Gain on acquisition	(5,288)	—
Other:
Increase in other assets	(15,313)	(7,112)
Increase (decrease) in other liabilities	38,103	(2,385)
Net cash used in operating activities	(170,366)	(123,006)

Cash flows from investing activities:
Net cash paid in business combination	(1,626)	—
Purchase of investment securities available for sale	(815,844)	(1,057,582)
Proceeds from repayments of investment securities available for sale	296,321	274,668
Proceeds from sale of investment securities available for sale	139,254	69,347
Maturities and calls of investment securities available for sale	16,305	—
Purchase of non-marketable equity securities	(33,208)	—
Proceeds from redemption of non-marketable equity securities	28,173	34,769
Purchases of loans	(341,664)	(157,550)
Loan originations, repayments and resolutions, net	(140,272)	292,729
Decrease in FDIC indemnification asset for claims filed	336,303	486,558
Purchase of bank owned life insurance	—	(12,500)
Bank owned life insurance proceeds	—	51,406
Purchase of office properties and equipment, net	(15,395)	(17,792)
Proceeds from sale of other real estate owned	110,860	210,624
Net cash provided by (used in) investing activities	(420,793)	174,677

(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	426,741	(334,405)
Additions to Federal Home Loan Bank advances	1,015,000	—
Repayments of Federal Home Loan Bank advances	(1,015,000)	—
Increase in short-term borrowings	42,375	1,673
Settlement of FDIC warrant liability	—	(25,000)
Increase in advances from borrowers for taxes and insurance	13,572	14,210
Issuance of common stock	—	98,620
Dividends paid	(32,401)	(27,998)
Realized tax benefits from dividend equivalents and equity based compensation	511	200
Exercise of stock options	763	14
Net cash provided by (used in) financing activities	451,561	(272,686)
Net decrease in cash and cash equivalents	(139,598)	(221,015)
Cash and cash equivalents, beginning of period	303,742	564,774
Cash and cash equivalents, end of period	$164,144	$343,759

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$74,897	$84,754
Income taxes paid	$112,839	$26,831

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$87,353	$187,927
Dividends declared, not paid	$17,412	$14,399
Reclassification of PIU liability to equity	$—	$44,964
Receivable for proceeds of surrender of bank owned life insurance	$—	$26,243
Rescission of surrender of bank owned life insurance	$—	$20,846
Unsettled securities trades	$—	$112,560
Exchange of common stock for Series A preferred stock	$54	$—
Equity consideration issued in business combination	$39,861	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY — UNAUDITED

(In thousands, except share data)

	Common shares outstanding	Common stock	Preferred shares outstanding	Preferred stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2011	97,700,829	$977	—	$—	$1,240,068	$276,216	$18,019	$1,535,280
Comprehensive income	—	—	—	—	—	99,201	34,567	133,768
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in acquisition	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(34,947)	—	(34,947)
Equity based compensation	7,745	—	—	—	17,015	—	—	17,015
Exercise of stock options	55,681	—	—	—	763	—	—	763
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	511	—	—	511
Balance at June 30, 2012	94,024,521	$940	5,415,794	$54	$1,298,201	$340,470	$52,586	$1,692,251

	Common shares outstanding	Common stock	Preferred shares outstanding	Preferred stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2010	92,971,850	$930	—	$—	$950,831	$269,781	$31,966	$1,253,508
Comprehensive loss	—	—	—	—	—	(23,665)	5,233	(18,432)
Proceeds from issuance of common stock net of direct costs of $3,979	4,000,000	42	—	—	98,578	—	—	98,620
Dividends	—	—	—	—	—	(28,396)	—	(28,396)
Reclassification of PIU liability to equity	—	—	—	—	44,964	—	—	44,964
Equity based compensation	276,790	—	—	—	126,195	—	—	126,195
Exercise of stock options	1,234	—	—	—	14	—	—	14
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	200	—	—	200
Balance at June 30, 2011	97,249,874	$972	—	$—	$1,220,782	$217,720	$37,199	$1,476,673

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

Note 1   Basis of Presentation

BankUnited, Inc. (“BankUnited, Inc.” or “BKU”) is a bank holding company with three wholly-owned subsidiaries: BankUnited, National Association (“BankUnited”), Herald National Bank (“Herald”), and BankUnited Investment Services, Inc. (collectively, the “Company”). BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 95 branches located in 15 Florida counties. Herald is a national banking association with 2 branch locations in the New York metropolitan area.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected in future periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities. Management has made significant estimates in certain areas, such as the allowance for loan and lease losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the valuation of OREO, the valuation of deferred tax assets, the value of equity based compensation, the evaluation of investment securities for other than-temporary impairment and the fair values of financial instruments. Actual results could differ from these estimates.

The Company’s presentation of other comprehensive income has been revised retrospectively to comply with newly applicable guidance requiring that the components of net income and other comprehensive income be presented either in a single statement of comprehensive income (loss) or in two separate but consecutive statements. Previously, the components of other comprehensive income were presented in the consolidated statements of stockholders’ equity.

Certain amounts for the prior period have been reclassified to conform to the current period presentation.

Note 2     Earnings Per Share

Basic earnings per common share is calculated by dividing income (loss) allocated to common stockholders for basic earnings (loss) per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards and stock option awards with non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, and participating preferred stock are considered participating securities and are included in the computation of basic earnings per common share using the two class method. Diluted earnings (loss) per common share is computed by dividing income (loss) allocated to common stockholders for basic earnings (loss) per common share, adjusted for earnings reallocated from

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options, warrants and unvested stock awards using the treasury stock method and by the dilutive effect of convertible preferred stock using the if-converted method.

The computation of basic and diluted earnings (loss) per common share is presented below (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$48,929	$43,995	$99,201	$(23,665)
Preferred stock dividends	(921)	—	(1,841)	—
Net income (loss) available to common stockholders	48,008	43,995	97,360	(23,665)
Distributed and undistributed earnings allocated to participating securities	(3,687)	(2,216)	(6,968)	—
Income (loss) allocated to common stockholders for basic earnings (loss) per common share	$44,321	$41,779	$90,392	$(23,665)
Denominator:
Weighted average common shares outstanding	93,994,226	97,243,931	95,190,558	96,432,334
Less average unvested stock awards	(1,168,872)	(1,785,151)	(1,405,036)	(1,547,363)
Weighted average shares for basic earnings (loss) per common share	92,825,354	95,458,780	93,785,522	94,884,971
Basic earnings (loss) per common share	$0.48	$0.44	$0.96	$(0.25)
Diluted earnings (loss) per common share:
Numerator:
Income (loss) allocated to common stockholders for basic earnings (loss) per common share	$44,321	$41,779	$90,392	$(23,665)
Adjustment for earnings reallocated from participating securities	2,583	2	10	—
Income (loss) used in calculating diluted earnings (loss) per common share	$46,904	$41,781	$90,402	$(23,665)
Denominator:
Average shares for basic earnings (loss) per common share	92,825,354	95,458,780	93,785,522	94,884,971
Dilutive effect of stock options and preferred shares	5,626,620	166,601	189,209	—
Weighted average shares for diluted earnings (loss) per common share	98,451,974	95,625,381	93,974,731	94,884,971
Diluted earnings (loss) per common share	$0.48	$0.44	$0.96	$(0.25)

For the three and six months ended June 30, 2012 and 2011, the following potentially dilutive securities were outstanding but excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unvested shares	654,165	1,281,297	654,165	1,281,297
Stock options and warrants	6,979,788	4,534,970	6,979,788	5,471,627
Convertible preferred shares	—	—	5,415,794	—

Note 3   Acquisition Activity

On February 29, 2012, BKU completed the acquisition of Herald for a purchase price of $65.0 million consisting of cash of $25.2 million, 1,676,060 shares of common stock valued at $38.6 million and stock options and warrants valued at $1.2 million. Common stock issued was valued at the closing price of BKU common stock for the ten trading days preceding acquisition date.  The options and warrants were valued using a Black-Scholes option pricing model. The acquisition of Herald was determined to be a business combination and was accounted for using the acquisition method of accounting; accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. The acquisition of Herald allowed the Company to expand its banking operations to the New York metropolitan area.

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

The Company recognized a gain of $5.3 million on the acquisition of Herald, representing the excess of the fair value of net assets acquired over the value of consideration issued. Pursuant to the terms of the merger agreement between BKU and Herald, the determination of the final purchase price was dependent on the price of BKU’s common stock for the ten trading days preceding the merger. A decline in the stock price between the execution of the agreement and consummation of the acquisition led to this gain, which is included in the consolidated statement of operations line item “other non-interest income”. Transaction costs of $1.2 million related to the acquisition of Herald are included in the consolidated statement of operations line item “professional fees” for the six months ended June 30, 2012. The results of operations of Herald have been included in the Company’s consolidated financial statements from the date of acquisition and are not material. Financial statements of Herald and pro forma financial information are not required to be presented due to the immateriality of this acquisition to the Company’s consolidated financial position and results of operations.

Valuation methodologies used to estimate the fair values of significant assets acquired and liabilities assumed are summarized as follows:

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

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

Note 4   Investment Securities Available for Sale

Investment securities available for sale at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and government agency securities	$—	$—	$—	$—	$52,517	$106	$—	$52,623
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	2,007,780	55,278	(158)	2,062,900
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	114,697	1,355	—	116,052
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	666,589	6,578	(2,145)	671,022
Private label residential mortgage-backed securities and CMOs	156,122	47,479	(266)	203,335	281,031	3,684	(60)	284,655
Private label commercial mortgage-backed securities	—	—	—	—	357,111	12,023	—	369,134
Non-mortgage asset-backed securities	—	—	—	—	337,667	3,281	(1,334)	339,614
Mutual funds and preferred stocks	16,382	875	(420)	16,837	238,024	11,854	—	249,878
State and municipal obligations	—	—	—	—	24,216	282	(3)	24,495
Small Business Administration securities	—	—	—	—	347,736	4,526	(129)	352,133
Other debt securities	3,893	2,963	—	6,856	9,098	—	(123)	8,975
	$176,397	$51,317	$(686)	$227,028	$4,436,466	$98,967	$(3,952)	$4,531,481

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	December 31, 2011
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713
Re-Remics	—	—	—	—	544,924	4,972	(3,586)	546,310
Private label residential mortgage-backed securities and CMO’s	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—
	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783

At June 30, 2012, investment securities available for sale by contractual maturity, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities are shown below (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$668,957	$690,658
Due after one year through five years	1,856,252	1,915,990
Due after five years through ten years	1,291,272	1,327,228
Due after ten years	541,976	557,918
Mutual funds and preferred stocks with no stated maturity	254,406	266,715
	$4,612,863	$4,758,509

Based on the Company’s proprietary model and prepayment assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2012 was 4.9 years. The effective duration of the investment portfolio as of June 30, 2012 was 1.8 years. The model results are based on assumptions that may differ from actual results.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $1.0 billion and $1.2 billion at June 30, 2012 and December 31, 2011, respectively.

The following table provides information about gains and losses on the sale of investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Proceeds from sale of investment securities available for sale	$133,406	$66,401	$139,254	$69,347

Gross realized gains	$1,176	$102	$1,194	$106
Gross realized losses	(296)	(2)	(298)	(3)
Net realized gain	$880	$100	$896	$103

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeds fair value for investment securities that are in unrealized loss positions at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions (in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$34,988	$(158)	$—	$—	$34,988	$(158)
Re-Remics	303,769	(2,014)	17,618	(131)	321,387	(2,145)
Private label residential mortgage-backed securities and CMOs	804	(50)	6,658	(276)	7,462	(326)
Non-mortgage asset-backed securities	81,106	(280)	49,905	(1,054)	131,011	(1,334)
Mutual funds and preferred stocks	20	(93)	15,116	(327)	15,136	(420)
State and municipal obligations	1,324	(3)	—	—	1,324	(3)
Small Business Administration securities	60,355	(129)	—	—	60,355	(129)
Other debt securities	8,975	(123)	—	—	8,975	(123)
	$491,341	$(2,850)	$89,297	$(1,788)	$580,638	$(4,638)

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$211,168	$(830)	$70,049	$(375)	$281,217	$(1,205)
Re-Remics	254,826	(3,344)	19,491	(242)	274,317	(3,586)
Private label residential mortgage-backed securities and CMO’s	114,915	(1,120)	6,469	(173)	121,384	(1,293)
Non-mortgage asset-backed securities	221,904	(5,590)	8,772	(45)	230,676	(5,635)
Mutual funds and preferred stocks	77,811	(1,371)	14,982	(461)	92,793	(1,832)
State and municipal obligations	1,002	(2)	—	—	1,002	(2)
Small Business Administration securities	29,774	(96)	—	—	29,774	(96)
	$911,400	$(12,353)	$119,763	$(1,296)	$1,031,163	$(13,649)

The Company monitors its investment securities available for sale for other than temporary impairment (“OTTI”) on an individual security basis. No securities were determined to be other than temporarily impaired during the three and six months ended June 30, 2012 and 2011. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2012, 61 securities were in unrealized loss positions. The amount of impairment related to 15 of these securities was considered insignificant, totaling approximately $64.4 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

Small Business Administration securities:

At June 30, 2012, two Small Business Administration securities were in unrealized loss positions. Both of these securities had been in unrealized loss positions for less than twelve months. The amount of impairment of each of the individual securities was less than 1% of amortized cost. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

U.S. Government agency and sponsored enterprise residential mortgage-backed securities:

At June 30, 2012, four U.S. Government agency and sponsored enterprise residential mortgage-backed securities were in unrealized loss positions. All of these securities had been in unrealized loss positions for less than twelve months.  The amount of impairment of each of the individual securities was less than 2% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

Private label residential mortgage-backed securities and CMOs and Re-Remics:

At June 30, 2012, 25 private label residential mortgage-backed securities and Re-Remics were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of June 30, 2012. The majority of these securities had been in unrealized loss positions for less than twelve months and evidenced unrealized losses less than 2% of amortized cost. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Non-mortgage asset-backed securities:

At June 30, 2012, ten non-mortgage asset-backed securities were in unrealized loss positions. Five of these securities had been in continuous unrealized loss positions for less than twelve months at June 30, 2012.  The amount of impairment of each of the individual securities was less than 3% of amortized cost. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of June 30, 2012.  Most of the unrealized losses in this portfolio sector were largely driven by the impact of recent events on spreads for student loan-backed securities, which management believes to be temporary.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Other debt securities:

At June 30, 2012, three corporate debt securities were in unrealized loss positions.  These securities had been in unrealized loss positions for less than 12 months and aggregate unrealized losses were not material.  These securities are rated “AAA”. Given the limited duration and severity of impairment, the impairment is considered to be temporary.

Mutual funds:

At June 30, 2012, one mutual fund investment was in an unrealized loss position and had been in a continuous unrealized loss position for twenty-two months. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government. Impairment has been driven primarily by intermediate term interest rates and lack of liquidity in the market for the security.  The unrealized loss related to this security is approximately 2% of its cost basis. Given the limited severity, the impairment is considered to be temporary.

Preferred stocks:

At June 30, 2012, one position in agency preferred stock was in an unrealized loss position.  This security traded above the Company’s cost basis during June 2012. Given the limited duration and immaterial amount of impairment, this impairment is considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

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

At June 30, 2012 and December 31, 2011, loans consisted of the following (dollars in thousands):

	June 30, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,527,179	$104,218	$—	$712,259	$2,343,656	45.9%
Home equity loans and lines of credit	62,809	168,759	—	1,611	233,179	4.6%
	1,589,988	272,977	—	713,870	2,576,835	50.5%
Commercial:
Multi-family	56,941	754	—	243,417	301,112	5.9%
Commercial real estate	200,582	21,946	4,159	587,852	814,539	16.0%
Construction	3,782	—	—	28,957	32,739	0.6%
Land	26,099	159	—	23,766	50,024	1.0%
Commercial loans and leases	17,526	16,796	—	1,274,439	1,308,761	25.7%
	304,930	39,655	4,159	2,158,431	2,507,175	49.2%
Consumer	2,654	—	—	10,847	13,501	0.3%
Total loans	1,897,572	312,632	4,159	2,883,148	5,097,511	100.0%
Premiums, discounts and deferred fees and costs, net	—	(28,071)	—	9,258	(18,813)
Loans net of premiums, discounts, deferred fees and costs	1,897,572	284,561	4,159	2,892,406	5,078,698
Allowance for loan and lease losses	(11,085)	(9,878)	—	(34,672)	(55,635)
Loans, net	$1,886,487	$274,683	$4,159	$2,857,734	$5,023,063

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	December 31, 2011
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%
	1,753,431	300,737	—	463,468	2,517,636	60.2%
Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction	4,102	—	—	23,252	27,354	0.7%
Land	33,018	163	—	7,469	40,650	1.0%
Commercial loans and leases	24,007	20,382	—	799,978	844,367	20.2%
	341,973	54,014	4,220	1,250,311	1,650,518	39.6%
Consumer	2,937	—	—	3,372	6,309	0.2%
Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%
Premiums, discounts and deferred fees and costs, net	—	(30,281)	—	(7,124)	(37,405)
Loans net of premiums, discounts, deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)
Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

At June 30, 2012 and December 31, 2011, the unpaid principal balance (“UPB”) of ACI loans was $4.8 billion and $5.3 billion, respectively.

During the three and six months ended June 30, 2012 and 2011, the Company purchased 1-4 single family residential loans totaling $175.8 million, $341.7 million, $124.1 million, and $157.6 million, respectively.

At June 30, 2012, the Company had pledged real estate loans with UPB of approximately $5.0 billion and carrying amounts of approximately $2.7 billion as security for FHLB advances.

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows (in thousands):

	For the Three Months Ended
	June 30, 2012				June 30, 2011
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$14,706	$41,725	$43	$56,474	$20,503	$40,925	$129	$61,557
Provision for (recovery of) loan losses:
ACI loans	—	(1,771)	—	(1,771)	(6,961)	398	—	(6,563)
Non-ACI loans	852	(565)	—	287	(28)	148	—	120
New loans	2,170	2,049	(10)	4,209	128	3,512	(89)	3,551
Total provision	3,022	(287)	(10)	2,725	(6,861)	4,058	(89)	(2,892)
Charge-offs:
ACI loans	—	(1,735)	—	(1,735)	—	(1,382)	—	(1,382)
Non-ACI loans	(1,397)	(37)	—	(1,434)	(479)	(834)	—	(1,313)
New loans	—	(533)	—	(533)	—	(565)	—	(565)
Total charge-offs	(1,397)	(2,305)	—	(3,702)	(479)	(2,781)	—	(3,260)
Recoveries:
ACI loans	—	—	—	—	—	1,212	—	1,212
Non-ACI loans	—	110	—	110	14	—	—	14
New loans	—	27	1	28	—	8	—	8
Total recoveries	—	137	1	138	14	1,220	—	1,234
Ending balance	$16,331	$39,270	$34	$55,635	$13,177	$43,422	$40	$56,639

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	For the Six Months Ended
	June 30, 2012				June 30, 2011
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$10,175	$38,176	$51	$48,402	$28,649	$29,656	$55	$58,360
Provision for (recovery of) loan losses:
ACI loans	—	(2,782)	—	(2,782)	(14,799)	12,080	—	(2,719)
Non-ACI loans	4,642	(1,744)	—	2,898	784	5,509	—	6,293
New loans	3,412	7,983	(19)	11,376	163	4,842	(15)	4,990
Total provision	8,054	3,457	(19)	11,492	(13,852)	22,431	(15)	8,564
Charge-offs:
ACI loans	—	(2,465)	—	(2,465)	—	(8,442)	—	(8,442)
Non-ACI loans	(1,900)	(140)	—	(2,040)	(1,634)	(834)	—	(2,468)
New loans	—	(1,116)	—	(1,116)	—	(615)	—	(615)
Total charge-offs	(1,900)	(3,721)	—	(5,621)	(1,634)	(9,891)	—	(11,525)
Recoveries:
ACI loans	—	—	—	—	—	1,212	—	1,212
Non-ACI loans	2	1,276	—	1,278	14	—	—	14
New loans	—	82	2	84	—	14	—	14
Total recoveries	2	1,358	2	1,362	14	1,226	—	1,240
Ending balance	$16,331	$39,270	$34	$55,635	$13,177	$43,422	$40	$56,639

Increases (decreases) in the FDIC indemnification asset of $(0.9) million and $0.7 million were reflected in non-interest income for the three and six months ended June 30, 2012, respectively, and $(5.8) million and $0.8 million for the three and six months ended June 30, 2011, respectively, related to the provision for loan losses on covered loans, including both ACI and non-ACI loans.

The following table presents information about the balance of the ALLL and related loans as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012				December 31, 2011
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$16,331	$39,270	$34	$55,635	$10,175	$38,176	$51	$48,402

Ending balance: non-ACI and new loans individually evaluated for impairment	$876	$500	$—	$1,376	$593	$—	$—	$593
Ending balance: non-ACI and new loans collectively evaluated for impairment	$15,455	$27,685	$34	$43,174	$9,582	$21,844	$51	$31,477
Ending balance: ACI	$—	$11,085	$—	$11,085	$—	$16,332	$—	$16,332
Ending balance: Non-ACI	$8,886	$992	$—	$9,878	$6,142	$1,600	$—	$7,742
Ending balance: New loans	$7,445	$27,193	$34	$34,672	$4,033	$20,244	$51	$24,328
Loans:
Ending balance (1)	$2,576,835	$2,507,175	$13,501	$5,097,511	$2,517,636	$1,650,518	$6,309	$4,174,463
Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$4,273	$33,271	$—	$37,544	$1,937	$6,728	$—	$8,665
Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$982,574	$2,164,815	$10,847	$3,158,236	$762,268	$1,297,597	$3,372	$2,063,237
Ending balance: ACI loans	$1,589,988	$309,089	$2,654	$1,901,731	$1,753,431	$346,193	$2,937	$2,102,561

(1) Ending balance of loans is before premiums, discounts, deferred fees and costs.

Credit quality information

New and non-ACI loans

The tables below present information about new and non-ACI loans identified as impaired as of June 30, 2012 and December 31, 2011.  Commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 as well as loans that have been modified in troubled debt restructurings are individually evaluated for impairment. If determined to be impaired, they are reflected as impaired loans in the tables below. Also included in total impaired loans are loans that have been placed on non-accrual status and loans that are 90 days or more delinquent and still accruing for

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

which impairment is measured collectively. These include 1-4 single family residential, home equity, smaller balance commercial and commercial real estate, and consumer loans (in thousands):

	June 30, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New loans:
With no specific allowance recorded:
1-4 single family residential	$78	$79	$—	$—
Multi-family	5,562	5,562	—	—
Construction	3	3	—	3
Land	295	287	—	295
Commercial loans and leases	3,159	3,151	—	2,434
With a specific allowance recorded:
Commercial loans and leases	3,108	3,110	500	3,108
Total:
Residential	$78	$79	$—	$—
Commercial	12,127	12,113	500	5,840
	$12,205	$12,192	$500	$5,840

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New loans:
With no specific allowance recorded:
Home equity loans and lines of credit	$27	$27	$—	$27
Construction	3	3	—	3
Land	332	332	—	332
Commercial loans and leases	2,469	2,469	—	2,469
With a specific allowance recorded:	—	—	—	—
Total:
Residential	$27	$27	$—	$27
Commercial	2,804	2,804	—	2,804
	$2,831	$2,831	$—	$2,831

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	June 30, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI:
With no specific allowance recorded:
1-4 single family residential	$4,388	$5,682	$—	$4,255
Home equity loans and lines of credit	9,458	9,649	—	9,458
Commercial real estate	162	162	—	162
Commercial loans and leases	5,705	5,898	—	5,665
With a specific allowance recorded:
1-4 single family residential	3,300	4,273	876	111
Total:
Residential	$17,146	$19,604	$876	$13,824
Commercial	5,867	6,060	—	5,827
	$23,013	$25,664	$876	$19,651

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI:
With no specific allowance recorded:
1-4 single family residential	$7,671	$9,766	$—	$7,296
Home equity loans and lines of credit	10,451	10,670	—	10,451
Commercial real estate	295	295	—	295
Commercial loans and leases	6,695	6,887	—	6,695
With a specific allowance recorded:
1-4 single family residential	1,521	1,937	593	114
Total:
Residential	$19,643	$22,373	$593	$17,861
Commercial	6,990	7,182	—	6,990
	$26,633	$29,555	$593	$24,851

Impaired loans include new and non-ACI loans contractually delinquent by 90 days or more and still accruing totaling $2.1 million and $0.4 million at June 30, 2012 and December 31, 2011, respectively.

The following tables summarize new and non-ACI loans that were modified in troubled debt restructurings (“TDRs”) during the three and six months ended June 30, 2012  and 2011 as well as new and non-ACI loans modified during the twelve months preceding June 30, 2012  and 2011 that experienced payment defaults during the periods indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial loans and leases	1	$42	1	$245	—	$—	—	$—
	1	$42	1	$245	—	$—	—	$—

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Multi-family	1	$3,676	—	$—	—	$—	—	$—
Commercial loans and leases	3	1,011	1	245	—	—	—	—
	4	$4,687	1	$245	—	$—	—	$—

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-ACI:
1-4 single family residential	2	$1,832	—	$—	1	$45	—	$—
Commercial real estate	—	—	—	—	1	69	—	—
Commercial loans and leases	1	10	—	—	1	44	—	—
	3	$1,842	—	$—	3	$158	—	$—

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-ACI:
1-4 single family residential	2	$1,832	—	$—	1	$45	—	$—
Commercial real estate	—	—	—	—	1	69	—	—
Commercial loans and leases	1	10	—	—	1	44	—	—
	3	$1,842	—	$—	3	$158	—	$—

Modifications during the three and six months ended June 30, 2012 and 2011 included restructuring of the amount and timing of required periodic payments.  Because of the immateriality of the amount of loans modified and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL for the three and six months ended June 30, 2012 and 2011.

The following table presents the average recorded investment in impaired new and non-ACI loans for the three and six months ended June 30, 2012 and 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	New	Non-ACI	New	Non-ACI	New	Non-ACI	New	Non-ACI
Residential:
1-4 single family residential	$110	$8,133	$—	$9,133	$73	$8,486	$—	$9,566
Home equity loans and lines of credit	—	10,652	—	10,325	9	10,585	—	10,202
	110	18,785	—	19,458	82	19,071	—	19,768
Commercial:
Multi-family	4,625	—	—	271	3,083	—	—	116
Commercial real estate	—	209	—	519	—	237	—	296
Construction	3	—	2	—	3	—	2	—
Land	318	—	332	—	322	—	166	—
Commercial loans and leases	6,110	5,835	3,275	10,644	4,896	6,121	3,233	6,230
	11,056	6,044	3,609	11,434	8,304	6,358	3,401	6,642
	$11,166	$24,829	$3,609	$30,892	$8,386	$25,429	$3,401	$26,410

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans.  Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALLL.  Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following tables summarize key indicators of credit quality for the Company’s new and non-ACI loans as of June 30, 2012 and December 31, 2011. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

Residential credit exposure, based on delinquency status:

	June 30, 2012		December 31, 2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$721,322	$1,611	$450,661	$1,996
Past due less than 90 days	3,609	—	15,932	14
Past due 90 days or more	78	—	—	27
	725,009	1,611	466,593	2,037
Non-ACI:
Current	74,028	149,958	83,075	164,367
Past due less than 90 days	2,455	6,010	2,972	6,807
Past due 90 days or more	3,998	9,458	6,624	7,825
	80,481	165,426	92,671	178,999
	$805,490	$167,037	$559,264	$181,036

Consumer credit exposure, based on delinquency status:

	June 30, 2012	December 31, 2011
New loans:
Current	$10,847	$3,387
Past due less than 90 days	18	10
	$10,865	$3,397

Commercial credit exposure, based on internal risk rating:

	June 30, 2012
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
New loans:
Pass	$230,442	$580,097	$28,874	$23,341	$1,240,733
Special mention	6,927	1,031	—	—	9,164
Substandard	5,563	5,346	—	295	21,904
Doubtful	—	—	3	—	1,201
	242,932	586,474	28,877	23,636	1,273,002
Non-ACI:
Pass	729	21,782	—	—	9,499
Special mention	—	—	—	—	398
Substandard	13	162	—	159	5,350
Doubtful	—	—	—	—	562
	742	21,944	—	159	15,809
	$243,674	$608,418	$28,877	$23,795	$1,288,811

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

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

The following table presents an aging of loans in the new and non-ACI loan portfolios as of June 30, 2012 and December 31, 2011. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

	June 30, 2012					December 31, 2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$721,322	$2,275	$1,334	$78	$725,009	$450,661	$15,790	$142	$—	$466,593
Home equity loans and lines of credit	1,611	—	—	—	1,611	1,996	14	—	27	2,037
Multi-family	241,045	—	—	1,887	242,932	107,010	913	—	—	107,923
Commercial real estate	584,845	1,629	—	—	586,474	310,008	—	—	—	310,008
Construction	28,874	—	—	3	28,877	23,086	—	—	3	23,089
Land	23,636	—	—	—	23,636	7,115	—	—	332	7,447
Commercial loans and leases	1,267,407	321	3,184	2,090	1,273,002	787,611	349	307	1,266	789,533
Consumer	10,847	18	—	—	10,865	3,387	10	—	—	3,397
	$2,879,587	$4,243	$4,518	$4,058	$2,892,406	$1,690,874	$17,076	$449	$1,628	$1,710,027

Non-ACI:
1-4 single family residential	$74,028	$1,956	$499	$3,998	$80,481	$83,075	$1,812	$1,160	$6,624	$92,671
Home equity loans and lines of credit	149,958	4,752	1,258	9,458	165,426	164,367	4,181	2,626	7,825	178,999
Multi-family	742	—	—	—	742	774	—	—	—	774
Commercial real estate	21,944	—	—	—	21,944	32,383	—	—	295	32,678
Land	159	—	—	—	159	164	—	—	—	164
Commercial loans and leases	10,729	3,903	20	1,157	15,809	13,318	109	—	5,757	19,184
	257,560	10,611	1,777	14,613	284,561	294,081	6,102	3,786	20,501	324,470
	$3,137,147	$14,854	$6,295	$18,671	$3,176,967	$1,984,955	$23,178	$4,235	$22,129	$2,034,497

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed carrying value. Changes in the accretable yield on ACI loans for the six months ended June 30, 2012 and the year ended December 31, 2011 were as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

Balance, December 31, 2010	$1,833,974
Reclassifications from non-accretable difference	135,933
Accretion	(446,292)
Balance, December 31, 2011	1,523,615
Reclassifications from non-accretable difference	50,032
Accretion	(219,869)
Balance, June 30, 2012	$1,353,778

Accretable yield at June 30, 2012 included expected cash flows of $165.7 million from a pool of 1-4 single family residential loans whose carrying value has been reduced to zero.  The unpaid principal balance of loans remaining in this pool was $344.3 million at June 30, 2012.

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

The tables below set forth at June 30, 2012 and December 31, 2011 the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in troubled debt restructurings, and the related allowance amounts (in thousands):

	June 30, 2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate	$107	$180	$—
Land	484	710	—
Commercial loans and leases	313	313	—
With a specific allowance recorded:
Multi-family	13,303	17,342	939
Commercial real estate	45,088	59,585	7,365
Construction	1,405	1,335	139
Land	14,404	17,524	1,185
Commercial loans and leases	12,890	13,703	1,457
Total:
Residential	$—	$—	$—
Commercial	87,994	110,692	11,085
	$87,994	$110,692	$11,085

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

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

The following table summarizes ACI loans that were modified in troubled debt restructurings (“TDRs”) during the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	2	$433	1	$327	4	$945	3	$710
Land	—	—	—	—	1	355	—	—
Commercial loans and leases	2	381	—	—	—	—	—	—
	4	$814	1	$327	5	$1,300	3	$710

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	2	$433	1	$327	4	$945	3	$710
Land	—	—	—	—	1	355	—	—
Commercial loans and leases	3	403	—	—	—	—	—	—
	5	$836	1	$327	5	$1,300	3	$710

Modifications during the three and six month periods ended June 30, 2012 and 2011 included restructurings of the amount and timing of payments.

Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

The following table presents the average recorded investment in impaired ACI loans for the three and six months ended June 30, 2012 and 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Residential:
Home equity loans and lines of credit	$—	$74,822	$—	$76,578
Commercial:
Multi-family	16,584	34,520	14,771	40,324
Commercial real estate	47,764	69,211	48,468	65,179
Construction	2,561	4,911	2,863	4,687
Land	14,794	21,981	14,241	26,620
Commercial loans and leases	13,826	24,150	14,855	27,051
	95,529	154,773	95,198	163,861
	$95,529	$229,595	$95,198	$240,439

The following tables summarize key indicators of credit quality for the Company’s ACI loans as of June 30, 2012 and December 31, 2011 (in thousands):

Residential credit exposure, based on delinquency status:

	June 30, 2012		December 31, 2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$1,180,710	$49,734	$1,278,887	$57,290
Past due less than 90 days	81,088	2,457	92,215	3,327
Past due 90 days or more	265,381	10,618	310,764	10,948
	$1,527,179	$62,809	$1,681,866	$71,565

Consumer credit exposure, based on delinquency status:

	June 30, 2012	December 31, 2011
Current	$2,579	$2,866
Past due less than 90 days	40	33
Past due 90 days or more	35	38
	$2,654	$2,937

Commercial credit exposure, based on internal risk rating:

	June 30, 2012
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$32,142	$121,117	$707	$14,873	$7,965
Special mention	1,084	8,290	—	—	50
Substandard	23,715	75,275	3,075	11,226	9,323
Doubtful	—	59	—	—	188
	$56,941	$204,741	$3,782	$26,099	$17,526

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	December 31, 2011
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$34,593	$128,762	$635	$14,977	$12,657
Special mention	2,074	10,857	—	—	171
Substandard	24,524	83,681	3,467	18,041	10,374
Doubtful	519	56	—	—	805
	$61,710	$223,356	$4,102	$33,018	$24,007

The following table presents an aging of loans in the ACI portfolio as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012					December 31, 2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1-4 single family residential	$1,180,710	$63,851	$17,237	$265,381	$1,527,179	$1,278,887	$66,767	$25,448	$310,764	$1,681,866
Home equity loans and lines of credit	49,734	1,895	562	10,618	62,809	57,290	2,500	827	10,948	71,565
Multi-family	47,051	—	—	9,890	56,941	49,116	—	674	11,920	61,710
Commercial real estate	200,501	1,067	—	3,173	204,741	212,253	1,292	459	9,352	223,356
Construction	707	—	—	3,075	3,782	635	—	—	3,467	4,102
Land	18,816	—	—	7,283	26,099	24,396	—	—	8,622	33,018
Commercial loans and leases	12,021	—	152	5,353	17,526	17,678	62	223	6,044	24,007
Consumer	2,579	21	19	35	2,654	2,866	25	8	38	2,937
	$1,512,119	$66,834	$17,970	$304,808	$1,901,731	$1,643,121	$70,646	$27,639	$361,155	$2,102,561

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $276.0 million and $321.7 million at June 30, 2012 and December 31, 2011, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $28.8 million and $39.4 million at June 30, 2012 and December 31, 2011, respectively.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

The following table summarizes the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
(Provision for) recovery of losses on covered loans	$1,484	$(922)	$562	$6,443	$(5,807)	$636
Income from resolution of covered assets, net	14,803	(12,923)	1,880	3,076	1,051	4,127
Gain (loss) on sale of OREO	1,490	(1,130)	360	(12,264)	9,445	(2,819)
Impairment of OREO	(3,048)	2,438	(610)	(8,187)	6,623	(1,564)
Net OREO loss	(1,558)	1,308	(250)	(20,451)	16,068	(4,383)
	$14,729	$(12,537)	$2,192	$(10,932)	$11,312	$380

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(116)	$673	$557	$(3,574)	$832	$(2,742)
Income from resolution of covered assets, net	22,085	(18,375)	3,710	2,366	4,154	6,520
Gain (loss) on sale of OREO	89	23	112	(24,474)	18,388	(6,086)
Impairment of OREO	(6,595)	5,276	(1,319)	(17,786)	14,260	(3,526)
Net OREO loss	(6,506)	5,299	(1,207)	(42,260)	32,648	(9,612)
	$15,463	$(12,403)	$3,060	$(43,468)	$37,634	$(5,834)

Changes in the FDIC indemnification asset for the six months ended June 30, 2012 and the year ended December 31, 2011 were as follows (in thousands):

Balance, December 31, 2010	$2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812
Balance, December 31, 2011	2,049,151
Accretion	11,081
Reduction for claims filed	(336,303)
Net loss on indemnification asset	(12,403)
Balance, June 30, 2012	$1,711,526

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three and six months ended June 30, 2012 and 2011, non-interest expense includes approximately $5.1 million, $10.0 million, $8.6 million and $17.5 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $3.3 million, $9.8 million, $8.2 million and $18.7 million,

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

respectively, were submitted to the FDIC for reimbursement. As of June 30, 2012, $18.9 million of expenses remained to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 7   Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2012 differed from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible equity based compensation expense and a non-taxable gain on the acquisition of Herald. For the six months ended June 30, 2011 the effective income tax rate differed from the statutory federal income tax rate primarily due to the impact of $110.4 million in non-deductible equity based compensation expense. Additionally, during the six months ended June 30, 2011, the Company recorded a provision related to uncertain state income tax positions of approximately $7.6 million.

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

The Company also enters into interest rate swaps with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate swap contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three and six months ended June 30, 2012 and 2011 was not material.

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate swap agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate swaps only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. The agreements may require counterparties to post collateral in defined circumstances. The Company is currently in a liability position with respect to these interest rate swap agreements and is therefore not holding any collateral. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate swap counterparties to honor their obligations.

Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds or upon the initiation of other defined regulatory actions. Currently, there are no circumstances that would trigger these provisions of the agreements. The fair value of derivative instruments containing these provisions that were in a liability position at June 30, 2012 was $65.4 million.

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at June 30, 2012 and December 31, 2011 (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	June 30, 2012
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.4	$225,000	Other liabilities	$—	$(17,527)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	3.9	405,000	Other liabilities	—	(47,907)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		5.03%	Indexed to 1-month Libor	5.7	64,328	Other liabilities	—	(4,577)
Pay-variable interest rate swaps		Indexed to 1-month Libor	5.03%	5.7	64,328	Other assets	4,577	—
					$758,656		$4,577	$(70,011)

	December 31, 2011
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.9	$225,000	Other liabilities	$—	$(15,854)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	4.4	405,000	Other liabilities	—	(47,593)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		5.15%	Indexed to 1-month Libor	5.6	53,018	Other liabilities	—	(3,731)
Pay-variable interest rate swaps		Indexed to 1-month Libor	5.15%	5.6	53,018	Other assets	3,731	—
					$736,036		$3,731	$(67,178)

The following table provides information about gains and losses recognized, included in interest expense in the accompanying consolidated statements of operations, related to interest rate contract derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amount of loss included in AOCI at end of period, net of tax	$(36,893)	$(26,692)	$(36,893)	$(26,692)
Amount of loss reclassified from AOCI into income during the period (effective portion)	$(4,454)	$(4,767)	$(8,883)	$(9,469)
Amount of gain loss recognized in income during the period (ineffective portion)	$—	$—	$—	$427

During the six months ended June 30, 2012 and 2011, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2012, the amount expected to be reclassified from AOCI into income during the next twelve months was $17.4 million.

At June 30, 2012, investment securities available for sale with a carrying amount of $75.9 million and cash on deposit of $11.5 million were pledged as collateral for interest rate swaps. The amount of collateral required to be

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at June 30, 2012.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $11.2 million and $8.4 million at June 30, 2012 and December 31, 2011, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. All of the Company’s loans held for sale at June 30, 2012 and December 31, 2011 were subject to forward sale commitments. The notional amount of forward loan sale commitment derivatives was $3.0 million and $4.0 million at June 30, 2012 and December 31, 2011, respectively. The fair value of derivative loan commitments and forward sale commitments was nominal at June 30, 2012 and December 31, 2011.

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

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three and six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	Three Months Ended June 30,
	2012			2011
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$16,676	$(6,433)	$10,243	$13,914	$(5,367)	$8,547
Reclassification adjustment for net securities gains realized in income	(880)	340	(540)	(100)	39	(61)
Net change in unrealized gains on securities available for sale	15,796	(6,093)	9,703	13,814	(5,328)	8,486
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(7,435)	2,868	(4,567)	(16,785)	6,476	(10,309)
Reclassification adjustment for net losses realized in income	4,454	(1,718)	2,736	4,768	(1,840)	2,928
Net change in unrealized losses on derivative instruments	(2,981)	1,150	(1,831)	(12,017)	4,636	(7,381)
Other comprehensive income	$12,815	$(4,943)	$7,872	$1,797	$(692)	$1,105

	Six Months Ended June 30,
	2012			2011
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$56,749	$(21,891)	$34,858	$13,116	$(5,059)	$8,057
Reclassification adjustment for net securities gains realized in income	(896)	346	(550)	(103)	40	(63)
Net change in unrealized gains on securities available for sale	55,853	(21,545)	34,308	13,013	(5,019)	7,994
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(8,462)	3,264	(5,198)	(13,965)	5,388	(8,577)
Reclassification adjustment for net losses realized in income	8,884	(3,427)	5,457	9,469	(3,653)	5,816
Net change in unrealized losses on derivative instruments	422	(163)	259	(4,496)	1,735	(2,761)
Other comprehensive income	$56,275	$(21,708)	$34,567	$8,517	$(3,284)	$5,233

Note 10   Equity Based Compensation

During the six months ended June 30, 2012, the Company granted 41,760 shares of unvested stock under the BankUnited 2010 Omnibus Equity Incentive Plan (the “2010 Plan”).  The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $23.08 to $24.66, for a weighted average per share value on the date of grant of $24.27 and an aggregate fair value of $1.0 million. During the six months ended June 30, 2011, the Company granted 283,090 shares of unvested stock under the 2010 Plan valued at the closing price of the Company’s common stock on the date of grant ranging from $27.00 to $28.05, for a weighted average per share value on the date of grant of $27.99 and an aggregate fair value of $7.9 million. The majority of these shares vest in equal annual installments over a period of three years.  Unvested shares participate in dividends declared on the Company’s common stock on a one-for-one basis.

Prior to the IPO, BUFH had a class of authorized membership interests identified as Profits Interest Units (“PIUs”) which were awarded to certain management members of the Company. In conjunction with the IPO, the PIUs outstanding were exchanged for a combination of vested and unvested shares of the Company’s common stock and vested and unvested stock options.  The vested and unvested shares and vested stock options participate in dividends declared on the Company’s common stock on a one-for-one basis. The unvested stock options participate on a one-for-one basis in dividends declared on common stock until they vest. In the first quarter of 2011 in conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and vesting of PIUs. This expense, which is not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

Note 11 Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities, certain preferred stocks and mutual funds. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within level 2 of the fair value hierarchy include U.S. Government agency debentures, U.S. Government agency and sponsored enterprise mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, certain non-mortgage asset-backed securities, Re-Remics, commercial mortgage-backed securities, state and municipal obligations and U.S. Small Business Administration securities. Pricing of these securities is generally spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include private label mortgage-backed securities, certain non-mortgage asset-backed securities and trust preferred securities. The Company typically values these securities using internally developed or third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Treasury and government agency securities	$20,073	$32,550	$—	$52,623
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	2,062,900	—	2,062,900
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	116,052	—	116,052
Re-Remics	—	671,022	—	671,022
Private label residential mortgage-backed securities and CMOs	—	—	487,990	487,990
Private label commercial mortgage-backed securities	—	369,134	—	369,134
Non-mortgage asset-backed securities	—	264,420	75,194	339,614
Mutual funds and preferred stocks	266,695	20	—	266,715
State and municipal obligations	—	24,495	—	24,495
Small Business Administration securities	—	352,133	—	352,133
Other debt securities	—	12,095	3,736	15,831
Derivative assets	—	4,577	—	4,577
Total assets at fair value	$286,768	$3,909,398	$566,920	$4,763,086
Derivative liabilities	—	70,011	4	70,015
Total liabilities at fair value	$—	$70,011	$4	$70,015

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,985,713	$—	$1,985,713
Re-Remics	—	546,310	—	546,310
Private label residential mortgage-backed securities and CMO’s	—	—	387,687	387,687
Private label commercial mortgage-backed securities	—	262,562	—	262,562
Non-mortgage asset-backed securities	—	331,015	79,870	410,885
Mutual funds and preferred stocks	253,778	39	—	253,817
State and municipal obligations	—	25,270	—	25,270
Small Business Administration securities	—	303,677	—	303,677
Other debt securities	—	2,897	3,159	6,056
Derivative assets	—	3,731	—	3,731
Total assets at fair value	$253,778	$3,461,214	$470,716	$4,185,708
Derivative liabilities	—	67,178	—	67,178
Total liabilities at fair value	$—	$67,178	$—	$67,178

There were no transfers of financial assets between levels of the fair value hierarchy during the three and six months ended June 30, 2012 and 2011.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the three and six months ended June 30, 2012 and 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	Three Months Ended June 30, 2012
	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivative Liabilities

Balance at beginning of period	$444,417	$78,010	$3,315	$(37)
Gains (losses) for the period included in:
Net income	—	—	—	33
Other comprehensive income	(1,922)	49	426	—
Purchases or issuances	71,129	—	—	—
Sales	—	—	—	—
Settlements	(25,634)	(2,865)	(5)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$487,990	$75,194	$3,736	$(4)

	Three Months Ended June 30, 2011
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Private Label Commercial Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	Derivative Liabilities

Balance, beginning of period	$565,641	$361,848	$—	$175,232	$4,528	$(34)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	5
Other comprehensive income	(2,900)	(1,305)	—	2,584	(8)	—
Purchases or issuances	—	9,390	64,778	48,450	—	—
Sales	—	—	—	—	—	—
Settlements	(35,147)	(16,698)	—	(4,914)	(9)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$527,594	$353,235	$64,778	$221,352	$4,511	$(29)

	Six Months Ended June 30, 2012
	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivative Liabilities

Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains (losses) for the period included in:
Net income	—	—	—	(4)
Other comprehensive income	6,150	377	588	—
Purchases or issuances	144,437	—	—	—
Sales	—	—	—	—
Settlements	(50,284)	(5,053)	(11)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$487,990	$75,194	$3,736	$(4)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

	Six Months Ended June 30, 2011
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Private Label Commercial Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivative Liabilities

Balance, beginning of period	$612,631	$382,920	$—	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	—	49
Other comprehensive income	(4,761)	(7,772)	—	3,678	568	—	—	—
Purchases or issuances	—	9,390	64,778	95,108	—	—	—	—
Settlements	(80,276)	(31,303)	—	(8,044)	—	25,000	44,964	—
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$527,594	$353,235	$64,778	$221,352	$4,511	$—	$—	$(29)

Changes in the fair value of derivative liabilities are included in the consolidated statement of operations line item “Other non-interest expense”.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of June 30, 2012 (in thousands):

	Fair Value at	Valuation	Unobservable	Range (Weighted
	June 30, 2012	Technique	Input	Average)
Private label residential mortgage-backed securities and CMO’s - Covered	$203,334	Discounted cash flow	Voluntary prepayment rate	1.67% - 30.11% (8.58%)
			Probability of default	0.00% - 45.76% (8.12%)
			Loss severity	0.00% - 95.33% (9.48%)

Private label residential mortgage-backed securities and CMO’s - Non-covered	$284,656	Discounted cash flow	Voluntary prepayment rate	3.61% - 63.87% (13.92%)
			Probability of default	0.00% - 7.48% (1.37%)
			Loss severity	0.00% - 51.89% (11.90%)

Non-mortgage asset-backed securities secured by commercial loans	$75,194	Discounted cash flow	Voluntary prepayment rate	5.00% - 10.00% (6.56%)
			Probability of default	4.00% - 5.00% (4.31%)
			Loss severity	55.00% - 55.00% (55.00%)

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

Non-mortgage asset-backed securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2012 consisted of two groups of securities collateralized by small balance commercial loans. The first group is comprised of 2003 issue senior floating rate bonds with a coupon of LIBOR + 0.43%,  rated AAA/AA+/Aaa (Fitch/S&P/Moody’s) with a current subordination level of 26.1%.  The second group is comprised of AAA rated 2011 issue senior fixed rate bonds with a coupon of 5% and a current subordination level of 28.5%.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at June 30, 2012 can be categorized into three groups.  The first group, with an aggregate fair value of $195.4 million, is comprised of AAA rated securities issued from 2010 to 2012, collateralized by prime jumbo fixed rate and hybrid 1-4 single family residential mortgages with collateral origination dates ranging from 2009 to 2012.  The coupon rates on these bonds range from 2.9% to 4.1% and current subordination levels range from 7.3% to 20.9%. The second group, with an aggregate fair value of $40.9 million, consists of securities issued in 2010 collateralized by Alt-a, fixed rate 1-4 single family mortgages originated from 2005 to 2008.  The securities in this group are senior and senior subordinate tranches with ratings ranging from Aaa to A1.  The coupon rates on these bonds range from 5.2% to 5.7% and current subordination levels range from 59.3% to 69.2%. The third group, with an aggregate fair value of $48.4 million, is comprised of senior tranches issued from 2003 to 2005 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.7% to 5.5%, ratings ranging from Aa2 to AAA and current subordination levels ranging from 7.2% to 12.9%.

The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2012 consisted of pooled trust preferred securities with a fair value of $3.7 million and private label residential mortgage-backed securities with a fair value of $203.3 million.  The trust preferred securities are not material to the Company’s financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

The Company uses third-party pricing services in determining fair value measurements for investment securities that are categorized in level 3 of the fair value hierarchy. To obtain an understanding of the methodologies and assumptions used, management may review written documentation provided by the pricing services, conduct interviews with valuation desk personnel, perform on-site walkthroughs and review model results and detailed assumptions used to value selected securities as considered necessary. Management has established a price challenge process that includes a review by the treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from expectations is challenged. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. The Company has also established a quarterly process whereby prices provided by our primary pricing service for a sample of securities are validated. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

Impaired loans and OREO - The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

The following tables present assets for which nonrecurring changes in fair value have been recorded for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

					Gains (Losses) from Fair Value Changes
	June 30, 2012				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2012
Other real estate owned	$—	$—	$93,724	$93,724	$(3,048)	$(6,595)
Impaired loans	$—	$—	$3,108	$3,108	$—	$(500)

					Gains (Losses) from Fair Value Changes
	June 30, 2011				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2011
Other real estate owned	$—	$—	$141,723	$141,723	$(8,187)	$(17,786)

The following table presents the carrying value and fair value of financial instruments as of June 30, 2012 and December 31, 2011 and the level within the fair value hierarchy in which those measurements are classified (in thousands):

		June 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$164,144	$164,144	$303,742	$303,742
Investment securities available for sale	1/2/3	4,758,509	4,758,509	4,181,977	4,181,977
Non-marketable equity securities	1	154,376	154,376	147,055	147,055
Loans held for sale	2	2,970	2,995	3,952	3,994
Loans:
Covered	3	2,161,170	2,679,026	2,398,737	2,856,268
Non-covered	3	2,861,893	2,893,972	1,689,919	1,725,313
FDIC Indemnification asset	3	1,711,526	1,593,804	2,049,151	1,950,446
Accrued interest receivable	1	22,433	22,433	19,133	19,133
Derivative assets	2	4,577	4,577	3,731	3,731
Liabilities:
Demand, savings and money market deposits	1	$5,601,922	$5,601,922	$4,777,530	$4,777,530
Time deposits	2	2,624,692	2,656,270	2,587,184	2,621,874
Short-term borrowings	1	42,581	42,581	206	206
Federal Home Loan Bank advances	2	2,226,978	2,267,555	2,236,131	2,294,265
Income taxes payable	1	82,061	82,061	53,171	53,171
Accrued interest payable	1	7,712	7,712	8,519	8,519
Advance payments by borrowers for taxes and insurance	1	36,151	36,151	21,838	21,838
Derivative liabilities	2/3	70,015	70,015	67,178	67,178

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, accrued interest

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

receivable, short-term borrowings, income taxes payable, accrued interest payable and advance payments by borrowers for taxes and insurance.

Non-marketable equity securities:

Non-marketable equity securities include FHLB, Federal Reserve Bank and banker’s bank stock.  There is no market for these securities, which can be liquidated only by redemption by the issuer. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value. Non-marketable equity securities are evaluated quarterly for potential impairment.

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

Deposits:

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow technique based on rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank advances:

Fair value is estimated by discounting contractual future cash flows using the current rate at which borrowings with similar terms and remaining maturities could be obtained by the Company.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2012

Note 12   Commitments and Contingencies

The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Amounts funded under non-cancellable commitments in effect at the date of the FSB Acquisition are covered under the Loss Sharing Agreements if certain conditions are met.

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

Total lending related commitments outstanding at June 30, 2012 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$237,914	$237,914
Commitments to purchase loans	—	15,091	15,091
Unfunded commitments under lines of credit	76,858	381,244	458,102
Commercial and standby letters of credit	—	32,408	32,408
	$76,858	$666,657	$743,515

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2012 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. Factors that may cause actual results to differ materially from these forward-looking statements include but are not limited to, the risk factors described in Part I, Item 1A of the 2011 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Quarterly Highlights

•                  Net income for the quarter ended June 30, 2012 was $48.9 million or $0.48 per share, as compared to $44.0 million or $0.44 per share, for the quarter ended June 30, 2011.

•                  Net interest income increased by $28.5 million to $145.8 million for the quarter ended June 30, 2012 from $117.3 million for the quarter ended June 30, 2011. The primary drivers of the increase in net interest income were an increase in interest income on loans of $20.4 million and a decrease in interest expense on deposits of $2.0 million. The yield on loans decreased to 11.87% for the quarter ended June 30, 2012 from 13.15% for the quarter ended June 30, 2011, reflecting a decrease in the yield on new loans and an increase in the proportion of the portfolio comprised of new loans, partially offset by an increase in the yield on covered loans. The average rate paid on deposits declined to 0.84% for the quarter ended June 30, 2012 from 1.12% for the quarter ended June 30, 2011 reflecting declines in market interest rates and a continued shift in deposit mix away from time deposits toward lower cost deposit products. The net interest margin decreased to 5.82% from 5.99%.

•                  Loans, net of discount and deferred fees and costs, increased by $369.4 million during the quarter ended June 30, 2012. New loans grew by $501.2 million while covered loans declined by $131.8 million.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 0.98%, a ratio of non-performing loans to total loans of 0.54%, and an annualized net charge-off ratio (net charge-offs to average loans) of 0.19%. Substantially all non-performing assets were covered assets at June 30, 2012.

•                  Demand deposits represented 20.1% of total deposits at June 30, 2012 compared to 16.6% of total deposits at December 31, 2011 while time deposits declined to 31.9% of total deposits at June 30, 2012 from 35.1% at December 31, 2011.

•                  The Company’s capital ratios continue to exceed the requirements to be considered well capitalized under applicable regulatory guidelines, with a Tier 1 leverage ratio of 12.8%, a Tier 1 risk-based capital ratio of 34.8% and a Total risk-based capital ratio of 36.2% at June 30, 2012.

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

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is being recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion related to ACI loans on net interest income, the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans.  The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio.  ACI loans represented 37.4% and 50.8% of total loans, net of discounts, premiums and deferred costs and fees, at June 30, 2012, and December 31, 2011, respectively. As the impact of accretion related to ACI loans declines, we expect our net interest margin and interest rate spread to decrease.

Payments received in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool.  Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans are recognized as interest income upon receipt.  The carrying value of one pool was reduced to zero in late 2011.  Future expected cash flows from this pool totaled $165.7 million as of June 30, 2012.  The UPB of loans remaining in this pool was $344.3 million at June 30, 2012.  We expect that future proceeds from loans in this pool will result in an increase in interest income from the pool. To some extent, the increase in interest income will be offset by a reduction in non-interest income reported in the consolidated statement of operations line item “Income from resolution of covered assets, net.”  The timing of receipt of proceeds from loans in this pool may be unpredictable, leading to increased volatility in the yield on the pool.

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

	Three Months Ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest earning assets:
Investment securities available for sale	$4,688,632	$34,059	2.91%	$3,541,723	$29,237	3.30%
Other interest earning assets	522,874	1,235	0.95%	572,792	617	0.43%
Loans	4,813,393	142,621	11.87%	3,722,389	122,243	13.15%
Total interest earning assets	10,024,899	177,915	7.11%	7,836,904	152,097	7.77%
Allowance for loan and lease losses	(57,351)			(61,168)
Non-interest earning assets	2,414,312			2,983,739
Total assets	$12,381,860			$10,759,475
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$502,313	814	0.65%	$372,060	624	0.67%
Savings and money market deposits	3,958,633	6,491	0.66%	3,248,353	7,023	0.87%
Time deposits	2,624,250	9,742	1.49%	2,546,673	11,377	1.79%
Total interest bearing deposits	7,085,196	17,047	0.97%	6,167,086	19,024	1.24%
Borrowings:
FHLB advances	2,229,410	15,036	2.71%	2,248,514	15,747	2.81%
Short-term borrowings	35,244	35	0.40%	3,785	4	0.42%
Total interest bearing liabilities	9,349,850	32,118	1.38%	8,419,385	34,775	1.66%
Non-interest bearing demand deposits	1,055,998			619,052
Other non-interest bearing liabilities	302,923			270,951
Total liabilities	10,708,771			9,309,388
Stockholders’ equity	1,673,089			1,450,087
Total liabilities and stockholders’ equity	$12,381,860			$10,759,475
Net interest income		$145,797			$117,322
Interest rate spread			5.73%			6.11%
Net interest margin			5.82%			5.99%

(1) Annualized

	Six Months Ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest earning assets:
Investment securities available for sale	$4,543,664	$67,098	2.95%	$3,372,406	$61,786	3.66%
Other interest earning assets	523,792	2,189	0.84%	682,059	1,623	0.48%
Loans	4,544,554	278,918	12.30%	3,762,366	236,894	12.62%
Total interest earning assets	9,612,010	348,205	7.26%	7,816,831	300,303	7.70%
Allowance for loan and lease losses	(53,604)			(59,813)
Non-interest earning assets	2,427,300			3,078,889
Total assets	$11,985,706			$10,835,907
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$488,606	1,581	0.65%	$361,002	1,177	0.66%
Savings and money market deposits	3,809,788	12,924	0.68%	3,250,407	14,249	0.88%
Time deposits	2,601,538	19,502	1.51%	2,719,296	23,904	1.77%
Total interest bearing deposits	6,899,932	34,007	0.99%	6,330,705	39,330	1.25%
Borrowings:
FHLB advances	2,231,918	30,555	2.75%	2,250,855	31,319	2.81%
Short-term borrowings	18,226	37	0.41%	2,045	5	0.49%
Total interest bearing liabilities	9,150,076	64,599	1.42%	8,583,605	70,654	1.66%
Non-interest bearing demand deposits	959,564			572,595
Other non-interest bearing liabilities	247,370			274,350
Total liabilities	10,357,010			9,430,550
Stockholders’ equity	1,628,696			1,405,357
Total liabilities and stockholders’ equity	$11,985,706			$10,835,907
Net interest income		$283,606			$229,649
Interest rate spread			5.84%			6.04%
Net interest margin			5.90%			5.87%

(1) Annualized

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Net interest income was $145.8 million for the three months ended June 30, 2012 compared to $117.3 million for the three months ended June 30, 2011, an increase of $28.5 million. The increase in net interest income was comprised of an increase in interest income of $25.8 million and a decrease in interest expense of $2.7 million.

The increase in interest income resulted primarily from a $20.4 million increase in interest income from loans and a $4.8 million increase in interest income from investment securities available for sale. Increased interest income from loans resulted from a $1.1 billion increase in the average balance outstanding and a decrease in the average yield to 11.87% for the three months ended June 30, 2012 from 13.15% for the comparable period in 2011. The yield on loans acquired in the FSB Acquisition was 20.46% for the three months ended June 30, 2012 as compared to 14.95% for the three months ended June 30, 2011.  This increase resulted primarily from (i) covered loans being resolved at a faster rate than expected, resulting in higher accretion, (ii) improvements in probability of default and loss severity given default leading to an increase in expected cash flows, (iii) favorable resolutions of commercial ACI loans and (iv) recognition of all proceeds from resolution of loans in one residential pool with a carrying value of zero as interest income as discussed above. The increased yield on loans acquired in the FSB Acquisition was offset by a decline in the yield on new loans to 4.38% for the three months ended June 30, 2012 from 5.21% for the three months ended June 30, 2011, coupled with an increase in the proportion of the total portfolio represented by new loans. The decline in yield on new loans was a function of lower market rates of interest. New loans represented 53.39% of average loans outstanding for the three months ended June 30, 2012 as compared to 18.55% of average loans outstanding for the three months ended June 30, 2011.

Increased interest income on investment securities available for sale for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 resulted from an increase of $1.1 billion in the average balance outstanding. The impact on interest income of the increase in the average balance was partially offset by a decline in the average yield to 2.91% for the three months ended June 30, 2012 from 3.30% for the three months ended June 30, 2011, reflecting the impact of lower market interest rates.

The primary component of the decrease in interest expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was a $2.0 million decline in interest expense on deposits.  This decline was attributable primarily to a decrease in the average rate resulting from declining market rates of interest and a continued shift in deposit mix from time deposits to lower cost products. The decrease in average rate was partially offset by a $2.1 million reduction in accretion of fair value adjustments and an increase of $918.1 million in the average balance of interest bearing deposits.

The net interest margin for the three months ended June 30, 2012 was 5.82% as compared to 5.99% for the three months ended June 30, 2011, a decrease of 17 basis points. The net interest spread declined to 5.73% for the three months ended June 30, 2012 from 6.11% for the three months ended June 30, 2011. An improvement in the average rate paid on interest bearing deposits to 0.97% for the quarter ended June 30, 2012 from 1.24% for the quarter ended June 30, 2011 was offset by a decline in the average yield on interest earning assets to 7.11% from 7.77% for those same periods. The decline in the average yield on interest earning assets resulted from the lower yield on loans and investment securities as discussed above. The impact on the net interest margin of the decline in average yield was partly mitigated by an increase in average interest earning assets as a percentage of average total assets.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net interest income was $283.6 million for the six months ended June 30, 2012 compared to $229.6 million for the six months ended June 30, 2011, an increase of $54.0 million. The increase in net interest income was comprised of an increase in interest income of $47.9 million and a decrease in interest expense of $6.1 million.

The increase in interest income resulted primarily from a $42.0 million increase in interest income from loans and a $5.3 million increase in interest income from investment securities available for sale. Increased interest income from loans was attributable to a $782.2 million increase in the average balance outstanding offset by a decrease in the average yield to 12.30% for the six months ended June 30, 2012 from 12.62% for the comparable period in 2011. The yield on loans acquired in the FSB Acquisition was 19.96% for the six months ended June 30, 2012 as compared to 14.05% for the six months ended June 30, 2011.  The increased yield on loans acquired in the FSB Acquisition was offset by a decline in the yield on new loans to 4.43% for the six months ended June 30, 2012 from 5.32% for the six months ended June 30, 2011, coupled with an increase in the proportion of the total portfolio represented by new loans.

While the average volume of investment securities available for sale increased by $1.2 billion for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, the yield declined to 2.95% for the six months ended June 30, 2012 from 3.66% for the six months ended June 30, 2011.

The primary component of the decrease in interest expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was a $5.3 million decline in interest expense on deposits.

The net interest margin for the six months ended June 30, 2012 was 5.90% as compared to 5.87% for the six months ended June 30, 2011, an increase of 3 basis points. The net interest spread declined to 5.84% for the six months ended June 30, 2012 from 6.04% for the six months ended June 30, 2011. An improvement in the average rate paid on interest bearing liabilities to 1.42% for the six months ended June 30, 2012 from 1.66% for the six months ended June 30, 2011 was offset by a decline in the average yield on interest earning assets to 7.26% from 7.70% for those same periods.

The factors impacting trends in net interest income for the six months ended June 30, 2012 were consistent with those impacting net interest income for the three months then ended, discussed above.

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

Since the recognition of a provision for loan losses on covered loans represents an increase in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase in the FDIC indemnification asset for the present value of the projected increase in reimbursement, with a corresponding increase in non-interest income, recorded in “Net gain (loss) on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended June 30, 2012 and 2011, we recorded provisions for (recovery of) loan losses on covered loans of $(1.5) million and $(6.4) million, respectively. For the three months ended June 30, 2012 and 2011, the impact on earnings from these provisions was significantly mitigated by recording reductions in non-interest income of $0.9 million and of $5.8 million, respectively. For the six months ended June 30, 2012 and 2011, we recorded provisions for loan losses on covered loans of $0.1 million and $3.6 million and related non-interest income of $0.7 million and $0.8 million, respectively.

For the three months ended June 30, 2012 and 2011, we recorded provisions for loan losses of $4.2 million and $3.6 million, respectively, related to new loans.  For the six months ended June 30, 2012 and 2011, we recorded provisions for loan losses of $11.4 million and $5.0 million, respectively, related to new loans.  The increase in the provision for losses on new loans related primarily to growth in the new loan portfolio. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by an increase in non-interest income.

Non-Interest Income

The Company reported non-interest income of $21.7 million and $52.9 million for the three months ended June 30, 2012 and June 30, 2011, respectively.  Non-interest income was $58.1 million for the six months ended June 30, 2012 as compared to $117.1 million for the six months ended June 30, 2011. The following table presents a comparison of the categories of non-interest income for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accretion of discount on FDIC indemnification asset	$4,294	$14,873	$11,081	$34,443
Income from resolution of covered assets, net	14,803	3,076	22,085	2,366
Net gain (loss) on indemnification asset	(12,537)	11,312	(12,403)	37,634
FDIC reimbursement of costs of resolution of covered assets	3,333	8,241	9,849	18,741
Non-interest income from covered assets	9,893	37,502	30,612	93,184
Service charges and fees	3,229	2,648	6,345	5,332
Gain on sale of investment securities available for sale, net	880	100	896	103
Mortgage insurance income	2,649	6,784	6,339	8,085
Investment services income	1,091	2,110	2,223	4,515
Other non-interest income	3,924	3,714	11,649	5,901
	$21,666	$52,858	$58,064	$117,120

Non-interest income related to transactions in the covered assets

A significant portion of our non-interest income for the three and six months ended June 30, 2012 and 2011 resulted from the resolution of assets covered by our Loss Sharing Agreements with the FDIC and accretion of discount on the FDIC indemnification asset. Non-interest income related to transactions in covered assets represented 46% and 71% of total non-interest income for the quarters ended June 30, 2012 and 2011, respectively, and 53% and 80% for the six months ended June 30, 2012 and 2011.

Accretion of discount on the FDIC indemnification asset totaled $4.3 million and $14.9 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, respectively, accretion of discount on the FDIC indemnification asset totaled $11.1 million and $34.4 million. The FDIC indemnification asset was recorded in conjunction with the FSB Acquisition at its estimated fair value, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. If projected cash flows from the ACI loans increase, the yield on the loans will increase accordingly and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the indemnification asset. The decrease in accretion for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was related to the decrease in the average balance of the indemnification asset as well as a decrease in the average discount rate. For the three months ended June 30, 2012 and 2011, the average rate at which discount was accreted on the FDIC indemnification asset was 0.99% and 2.56%, respectively. The average rate at which discount was accreted on the FDIC indemnification asset for the six months ended June 30, 2012 and 2011 was 1.23% and 2.89%, respectively.

The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. We expect the amount of accretion to continue to decline in future periods because our projected cash flows from ACI loans have continued to increase, and as a result we expect to collect less cash flow from the indemnification asset. Additionally, as we continue to submit claims under the Loss Sharing Agreements, the remaining balance of the indemnification asset will decline.

The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the statement of operations line item “Net gain (loss) on indemnification asset.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•                  gains or losses from the resolution of covered assets;

•                  provisions for losses on covered loans;

•                  gains or losses on the sale of OREO; and

•                  impairment of OREO.

Each of these types of transactions is discussed further below.

A rollforward of the FDIC indemnification asset for the year ended December 31, 2011 and the six months ended June 30, 2012 follows (in thousands):

Balance, December 31, 2010	$2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812
Balance, December 31, 2011	2,049,151
Accretion	11,081
Reduction for claims filed	(336,303)
Net loss on indemnification asset	(12,403)
Balance, June 30, 2012	$1,711,526

Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, or charge-off. The difference between consideration received in resolution of covered loans and the amount of projected losses from resolution of those loans is recorded in the consolidated statement of operations line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income recorded in any period will be impacted by the number and UPB of ACI loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income from resolution of covered assets, net for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Payments in full	$19,764	$29,650	$34,931	$50,895
Foreclosures	(6,776)	(18,329)	(13,679)	(31,460)
Short sales	(715)	(8,828)	(2,604)	(16,529)
Charge-offs	(261)	(3,002)	(1,236)	(4,971)
Recoveries	2,791	3,585	4,673	4,431
Income from resolution of covered assets, net	$14,803	$3,076	$22,085	$2,366

As expected, the impact of payments in full on income (loss) from resolution of covered assets declined for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.  As covered loans continue to be resolved, the number of paid-in-full resolutions declines. The net average gain per paid in full transaction has also declined as additional history with the performance of covered loans has been reflected in our updated cash flow forecasts. The decrease in the impact on income from resolution of covered assets from foreclosures and short sales for the three months and six months ended June 30, 2012 as compared to the three months and six months ended June 30, 2011 relates primarily to a decline in the level of foreclosure and short sale activity. Charge-offs for the three month and six months ended June 30, 2011 exceeded those for the three months and six months ended June 30, 2012 due primarily to a higher number and dollar amount of charge-offs of home equity lines of credit recognized during the six months ended June 30, 2011.

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

Net gain (loss) on indemnification asset of $(12.5) million and $11.3 million was recorded for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011we recorded net gain (loss) on indemnification asset of $(12.4) million and $37.6 million, respectively. These gains and losses represent the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of transactions related to covered assets was $2.2 million and $0.4 million, respectively, for the three months ended June 30, 2012 and 2011, and $3.1 million and $(5.8) million, respectively, for the six months ended June 30, 2012 and 2011, as detailed in the table below (in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
(Provision for) recovery of losses on covered loans	$1,484	$(922)	$562	$6,443	$(5,807)	$636
Income from resolution of covered assets, net	14,803	(12,923)	1,880	3,076	1,051	4,127
Gain (loss) on sale of OREO	1,490	(1,130)	360	(12,264)	9,445	(2,819)
Impairment of OREO	(3,048)	2,438	(610)	(8,187)	6,623	(1,564)
Net OREO loss	(1,558)	1,308	(250)	(20,451)	16,068	(4,383)
	$14,729	$(12,537)	$2,192	$(10,932)	$11,312	$380

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(116)	$673	$557	$(3,574)	$832	$(2,742)
Income from resolution of covered assets, net	22,085	(18,375)	3,710	2,366	4,154	6,520
Gain (loss) on sale of OREO	89	23	112	(24,474)	18,388	(6,086)
Impairment of OREO	(6,595)	5,276	(1,319)	(17,786)	14,260	(3,526)
Net OREO loss	(6,506)	5,299	(1,207)	(42,260)	32,648	(9,612)
	$15,463	$(12,403)	$3,060	$(43,468)	$37,634	$(5,834)

Certain OREO and foreclosure related expenses, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered asset. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended June 30, 2012 and 2011, non-interest expense includes approximately $5.1 million and $8.6 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the six months ended June 30, 2012 and 2011, non-interest expense includes approximately $10.0 million and $17.5 million, respectively, of such expenses. During the three months ended June 30, 2012 and 2011, claims of $3.3 million and $8.2 million, respectively, were submitted to the FDIC for reimbursement. During the six months ended June 30, 2012 and 2011, $9.8 million and $18.7 million, respectively, of such claims were submitted to the FDIC. As of June 30, 2012, $18.9 million of expenses remained to be submitted for reimbursement from the FDIC in future periods.

Other components of non-interest income

Gains on the sale of investments securities available for sale during the three months ended June 30, 2012 resulted from a realignment of certain asset backed and preferred stock positions in response to market developments.

Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans reimbursable by the FDIC offsets amounts otherwise recoverable from the FDIC. The decrease in mortgage insurance income for the three months ended June 30, 2012 and, to a lesser extent, for the six months then ended, as compared to the three and six months ended June 30, 2011 resulted from a decline in the volume of claims.

Other non-interest income for the six months ended June 30, 2012 included a gain of $5.3 million on the acquisition of Herald.  For further discussion, see Note 3 to the consolidated financial statements.

Non-Interest Expense

The Company reported non-interest expense of $83.0 million and $167.1 million, respectively, for the three and six months ended June 30, 2012, as compared to $95.9 million and $300.2 million, respectively, for the three and six months ended June 30, 2011. The following table presents the components of non-interest expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee compensation and benefits	$43,951	$41,364	$90,576	$190,670
Occupancy and equipment	13,229	8,791	25,051	16,396
Impairment of other real estate owned	3,048	8,187	6,595	17,786
Foreclosure expense	3,892	6,057	6,611	10,527
(Gain) loss on sale of other real estate owned	(1,490)	12,264	(89)	24,474
Other real estate owned expense	1,161	2,589	3,437	6,932
Deposit insurance expense	1,946	2,329	3,096	6,518
Professional fees	3,953	3,507	7,602	6,736
Telecommunications and data processing	3,121	3,418	6,351	6,866
Other non-interest expense	10,220	7,383	17,919	13,323
	$83,031	$95,889	$167,149	$300,228

Employee compensation and benefits

Employee compensation and benefits expense increased by $2.6 million for the three months ended June 30, 2012 as compared to the three months ended

June 30, 2011, reflecting continued growth and enhancement of personnel and the acquisition of Herald. The increase in employee compensation and benefits expense was net of a $2.5 million decrease in equity based compensation resulting from vesting of certain awards issued in conjunction with the IPO.

Employee compensation and benefits expense decreased by $100.1 million to $90.6 million for the six months ended June 30, 2012 as compared to $190.7 million for the six months ended June 30, 2011. Employee compensation and benefits for the six months ended June 30, 2011 included a one-time equity based compensation charge of $110.4 million recorded in conjunction with the consummation of the IPO as discussed in Note 10 to the consolidated financial statements.  This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company’s capital position.  Excluding the impact of this one-time charge, employee compensation and benefits increased by $10.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, attributable primarily to growth and the continued enhancement of personnel.

Occupancy and equipment

Occupancy and equipment costs increased by $4.4 million and $8.7 million to $13.2 million and $25.1   million, respectively, for the three and six months ended June 30, 2012 as compared to $8.8  million and $16.4  million for the three and six months ended June 30, 2011. These increases related primarily to the expansion and refurbishment of our branch network and enhancements to our technology platforms.

OREO and foreclosure related costs

At June 30, 2012 as well as during the three and six months ended June 30, 2012 and 2011, all of our OREO properties were covered by the Loss Sharing Agreements. Therefore, losses from sale or impairment of OREO are substantially offset by non-interest income related to indemnification by the FDIC. Generally, OREO and foreclosure related expenses are also reimbursed under the terms of the Loss Sharing Agreements.

Impairment of OREO declined by $5.1 million to $3.0 million for the three months ended June 30, 2012 from $8.2 million for the three months ended June 30, 2011 and by $11.2 million to $6.6 million for the six months ended June 30, 2012 from $17.8 million for the six months ended June 30, 2011. Net gains on the sale of OREO totaled $1.5 million and $0.1 million for the three and six months ended June 30, 2012, respectively as compared to net losses on the sale of OREO of $12.3 million and of $24.5 million, respectively, for the three and six months ended June 30, 2011. These improvements resulted from a decline in the level of foreclosure and OREO activity as well as improvements in loss severity experience.

For the three months ended June 30, 2012, 346 residential OREO units were sold as compared to 825 units for the three months ended June 30, 2011. Residential units sold at a gain comprised 47% and 28% of total units sold for the three months ended June 30, 2012 and 2011, respectively. Additionally, the average gain per unit sold at a gain increased to $27 thousand from $16 thousand and the average loss per unit sold at a loss decreased to $18 thousand from $21 thousand for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, 795 residential OREO units were sold as compared to 1,792 units for the six months ended June 30, 2011. Residential units sold at a gain comprised 44% and 27% of total units sold for the six months ended June 30, 2012 and 2011, respectively. Additionally, the average gain per unit sold at a gain increased to $20 thousand from $16 thousand and the average loss per unit sold at a loss decreased to $17 thousand from $22 thousand for the six months ended June 30, 2012 and 2011, respectively. The volume of commercial OREO sales is substantially lower than the volume of residential sales.  For the three and six months ended June 30, 2012 and 2011, gains (losses) recorded on the sale of commercial OREO were $3.1 million and $(0.5) million, respectively. The impact on the consolidated financial statements of gains and losses on sales of OREO is significantly mitigated by the impact of indemnification by the FDIC.

In total, foreclosure and OREO related expenses decreased by $3.5 million to $5.1 million for the three months ended June 30, 2012 from $8.6 million for the three months ended June 30, 2011. Foreclosure and OREO related expenses decreased by $7.5 million to $10.0 million for the six months ended June 30, 2012 from $17.5 million for the six months ended June 30, 2011. These declines were primarily attributable to decreases in the levels of foreclosure activity and OREO inventory.  At June 30, 2012, there were 1,824 units in the foreclosure pipeline and 577 units in OREO as compared to 3,590 units in the foreclosure pipeline and 890 units in OREO at June 30, 2011.

We have performed an internal assessment of our foreclosure practices and procedures and of our vendor management processes related to outside vendors that assist us in the foreclosure process. This assessment did not reveal any deficiencies in processes and procedures that we believe to be of significance.

Other components of non-interest expense

Deposit insurance expense decreased by $0.4 million and $3.4 million for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011. A change in the assessment base coupled with a relatively low assigned risk rating resulted in a reduction of premiums.

Increases in other non-interest expense for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 resulted from increased advertising costs, the acquisition of Herald and overall growth of the Company.

Income Taxes

The provision for income taxes was $32.8 million and $63.8 million, respectively, for the three and six months ended June 30, 2012 as compared to $33.2 million and $61.6 million, respectively, for the three and six months ended June 30, 2011.  The Company’s effective tax rate was 40% and 39%, respectively, for the three and six months ended June 30, 2012 as compared to 43% and 162%, respectively, for the three and six months ended June 30, 2011.

For the three months ended June 30, 2012 and 2011, the effective tax rate differed from the statutory federal income tax rate of 35% primarily due to state income taxes and certain non-deductible equity based compensation. The Company’s effective income tax rate for the six months ended June 30, 2012 was also impacted by a non-taxable gain on the acquisition of Herald. For the six months ended June 30, 2011, the Company’s effective tax rate differed from the statutory federal tax rate primarily due to the $110.4 million charge to compensation expense recorded in conjunction with the IPO.  This expense was not deductible for income tax purposes.  Additionally, a provision of approximately $7.6 million, including penalties and interest, was recorded for uncertain state income tax positions during the six months ended June 30, 2011.

Financial Condition

Average interest-earning assets increased $1.8 billion to $9.6 billion for the six months ended June 30, 2012 from $7.8 billion for the six months ended June 30, 2011. This increase was driven by a $1.2 billion increase in the average balance of investment securities and a $782.2 million increase in average loans. Average non-interest earning assets declined by $651.6 million.  The most significant component of this decline was the decrease in the FDIC indemnification asset from claims paid.

Average interest bearing liabilities increased by $566.5 million to $9.2 billion for the six months ended June 30, 2012 from $8.6 billion for the six months ended June 30, 2011, due primarily to an increase of $569.2 million in average interest-bearing deposits. Reflecting a continued shift from time deposits to generally lower cost deposit products, average time deposits declined by $117.8 million while average interest bearing demand, savings and money market deposits grew by $687.0 million. Average non-interest bearing liabilities increased by $360.0 million, primarily as a result of a $387.0 million increase in non-interest bearing demand deposits.

Average stockholders’ equity increased by $223.3 million, due largely to the retention of earnings. To a lesser extent, the increase in average stockholders’ equity was impacted by the issuance of equity consideration in the acquisition of Herald, an increase in unrealized gains on investment securities available for sale and dividends.

Investment Securities Available for Sale

The following tables show, as of June 30, 2012 and December 31, 2011, the amortized cost and fair value of investment securities available for sale and the breakdown of covered and non-covered securities (in thousands):

	June 30, 2012
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Treasury and government agency securities	$—	$—	$—	$—	$52,517	$106	$—	$52,623	$52,517	$52,623
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	2,007,780	55,278	(158)	2,062,900	2,007,780	2,062,900
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	114,697	1,355	—	116,052	114,697	116,052
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	666,589	6,578	(2,145)	671,022	666,589	671,022
Private label residential mortgage-backed securities and CMOs	156,122	47,479	(266)	203,335	281,031	3,684	(60)	284,655	437,153	487,990
Private label commercial mortgage-backed securities	—	—	—	—	357,111	12,023	—	369,134	357,111	369,134
Non-mortgage asset-backed securities	—	—	—	—	337,667	3,281	(1,334)	339,614	337,667	339,614
Mutual funds and preferred stocks	16,382	875	(420)	16,837	238,024	11,854	—	249,878	254,406	266,715
State and municipal obligations	—	—	—	—	24,216	282	(3)	24,495	24,216	24,495
Small Business Administration securities	—	—	—	—	347,736	4,526	(129)	352,133	347,736	352,133
Other debt securities	3,893	2,963	—	6,856	9,098	—	(123)	8,975	12,991	15,831
	$176,397	$51,317	$(686)	$227,028	$4,436,466	$98,967	$(3,952)	$4,531,481	$4,612,863	$4,758,509

	December 31, 2011
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713	$1,952,095	$1,985,713
Re-Remics	—	—	—	—	544,924	4,972	(3,586)	546,310	544,924	546,310
Private label residential mortgage-backed securities and CMO’s	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866	342,999	387,687
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562	255,868	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885	414,274	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500	252,087	253,817
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270	24,994	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677	301,109	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—	3,868	6,056
	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783	$4,092,218	$4,181,977

Investment securities available for sale grew by $576.5 million to $4.8 billion at June 30, 2012 from $4.2 billion at December 31, 2011. Growth of the investment portfolio reflects continued deployment of cash generated from loan resolution activity and claims paid by the FDIC as well as the acquisition of Herald. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities and Re-Remics, bank preferred stocks, U.S. Small Business Administration securities and non-mortgage asset-backed securities collateralized primarily by auto loans, student loans, servicer advances and small balance commercial loans that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of June 30, 2012 was 4.9 years and the effective duration was 1.8 years.

Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. government sponsored enterprise preferred stocks and corporate debt securities covered under the commercial shared loss agreement.  To date, the Company has not submitted any claims for reimbursement related to the covered securities. As the investment portfolio has grown, covered securities have represented a declining percentage of the total portfolio. Covered securities represented 4.8% and 5.6% of the fair value of the investment portfolio at June 30, 2012 and December 31, 2011, respectively.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of June 30, 2012.  Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities.  Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

U.S. Treasury and government agency securities	$12,538	1.84%	$40,085	0.45%	$—	—	$—	—	$52,623	0.78%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	269,187	2.05%	840,528	2.29%	619,494	2.53%	333,691	2.31%	2,062,900	2.33%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	543	2.13%	2,367	2.12%	105,171	2.61%	7,971	2.14%	116,052	2.57%
Re-Remics	68,656	3.65%	254,501	3.27%	217,273	2.98%	130,592	2.95%	671,022	3.15%
Private label residential mortgage-backed securities and CMOs	109,705	5.36%	239,220	5.62%	92,558	6.77%	46,507	7.80%	487,990	5.99%
Private label commercial mortgage-backed securities	26,757	2.56%	188,699	2.56%	153,678	3.45%	—	—	369,134	2.93%
Non-mortgage asset-backed securities	119,682	2.66%	155,042	3.17%	56,532	2.95%	8,358	4.19%	339,614	2.98%
State and municipal obligations	6,121	1.63%	15,899	1.97%	1,851	1.97%	624	3.32%	24,495	1.92%
Small Business Administration securities	77,469	1.73%	172,997	1.73%	76,236	1.71%	25,431	1.61%	352,133	1.72%
Other debt securities	—	—	6,652	3.74%	4,435	7.91%	4,744	8.75%	15,831	6.41%
	$690,658	2.78%	$1,915,990	2.82%	$1,327,228	2.97%	$557,918	2.93%	$4,491,794	2.87%

Mutual funds and preferred stocks with no scheduled maturity									266,715	5.73%

Total investment securities available for sale									$4,758,509	3.03%

As of June 30, 2012, 87.7% of the non-covered securities were backed by the U.S. government, U.S. government agencies or sponsored enterprises or were rated AAA. With the exception of preferred stock positions with a carrying value of $51.5 million, the remaining non-covered securities were investment grade. In July, 2012, to reduce our concentration in bank preferred stock investments, we liquidated our position in non-investment grade and certain other preferred stock positions at an aggregate realized gain of $5.9 million. The investment portfolio was in a net unrealized gain position of $145.7 million at June 30, 2012 with aggregate fair value equal to 103% of amortized cost. Net unrealized gains included $150.3 million of gross unrealized gains and $4.6 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $89.3 million, representing less than 2% of the fair value of the portfolio, with total unrealized losses of $1.8 million at June 30, 2012.

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

No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2012 or 2011.

The majority of the unrealized losses in the portfolio at June 30, 2012 were driven by widening spreads on certain private label Re-Remics and non-mortgage asset-backed securities. We believe these factors to be consistent with temporary impairment.

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material. The timely repayment of principal and interest on U.S. Government, government agency and government sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management engaged a third party to perform projected cash flow analyses of the private label mortgage-backed securities, Re-Remics and non-mortgage asset-backed securities, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the limited duration and severity of impairment, we concluded that none of the debt securities were other-than-temporarily impaired. Given the limited severity of impairment, we considered the impairment of the equity securities to be temporary.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At June 30, 2012 and December 31, 2011, 11.9% and 11.3%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy included primarily private label residential mortgage-backed securities and certain non-mortgage asset-backed securities. The non-mortgage asset-backed securities consisted of securities backed by small balance commercial loans. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation.

For additional discussion of the fair values of investment securities, see Note 11 to the consolidated financial statements.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio between covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,527,179	$104,218	$—	$712,259	$2,343,656	45.9%
Home equity loans and lines of credit	62,809	168,759	—	1,611	233,179	4.6%
	1,589,988	272,977	—	713,870	2,576,835	50.5%
Commercial:
Multi-family	56,941	754	—	243,417	301,112	5.9%
Commercial real estate	200,582	21,946	4,159	587,852	814,539	16.0%
Construction	3,782	—	—	28,957	32,739	0.6%
Land	26,099	159	—	23,766	50,024	1.0%
Commercial loans and leases	17,526	16,796	—	1,274,439	1,308,761	25.7%
	304,930	39,655	4,159	2,158,431	2,507,175	49.2%
Consumer	2,654	—	—	10,847	13,501	0.3%
Total loans	1,897,572	312,632	4,159	2,883,148	5,097,511	100.0%
Premiums, discounts and deferred fees and costs, net	—	(28,071)	—	9,258	(18,813)
Loans net of premiums, discounts, deferred fees and costs	1,897,572	284,561	4,159	2,892,406	5,078,698
Allowance for loan and lease losses	(11,085)	(9,878)	—	(34,672)	(55,635)
Loans, net	$1,886,487	$274,683	$4,159	$2,857,734	$5,023,063

	December 31, 2011
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%
	1,753,431	300,737	—	463,468	2,517,636	60.2%
Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction	4,102	—	—	23,252	27,354	0.7%
Land	33,018	163	—	7,469	40,650	1.0%
Commercial loans and leases	24,007	20,382	—	799,978	844,367	20.2%
	341,973	54,014	4,220	1,250,311	1,650,518	39.6%
Consumer	2,937	—	—	3,372	6,309	0.2%
Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%
Premiums, discounts and deferred fees and costs, net	—	(30,281)	—	(7,124)	(37,405)
Loans net of premiums, discounts, deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)
Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

Total loans, before discounts, premiums and deferred origination fees and costs, increased by $923.0 million to $5.1 billion at June 30, 2012, from $4.2 billion at December 31, 2011.  New loans grew by $1.2 billion while loans acquired in the FSB Acquisition declined by $242.9 million from December 31, 2011 to June 30, 2012.  New residential loans grew by $250.4 million and new commercial loans grew by $908.1 million during the six months ended June 30, 2012.  Residential loan growth was attributable primarily to purchases of residential mortgages. Loans acquired from Herald contributed $306.0 million to loan growth.

At June 30, 2012 and December 31, 2011, respectively, 43% and 59% of loans, after discounts, premiums and deferred origination fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Historically, residential mortgages, including 1-4 single family residential mortgages and home equity loans and lines of credit, have represented the majority of the total loan portfolio. Consistent with our strategy of emphasizing commercial loan production, this portfolio segment is declining as a percentage of total loans. Residential mortgages constituted 24.8% of total new loans and 84.1% of total loans acquired in the FSB Acquisition at June 30, 2012. Residential mortgages totaled $2.6 billion, or 50.5% of total loans and $2.5 billion, or 60.2% of total loans at June 30, 2012 and December 31, 2011, respectively. The decline in this portfolio segment as a percentage of loans is a result of the resolution of covered loans, including transfers to OREO, and an emphasis on commercial loan origination. The dollar amount of residential loans in the portfolio increased from December 31, 2011 to June 30, 2012 due largely to purchases of single family residential loans.

The new residential loan portfolio includes both loans originated and purchased since the FSB Acquisition. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. At June 30, 2012 and December 31, 2011, $75.1 million or 10.6% and $58.2 million or 12.6%, respectively, of our new 1-4 single family residential loans were originated loans; $637.2 million or 89.4% and $403.2 million or 87.4% of our new 1-4 single family residential loans were purchased loans. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment and limited demand for non-agency mortgage product in Florida. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

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

Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five years or less, or revolving lines of credit which typically mature annually. Lease financing consists primarily of municipal leases. The portfolio also includes, to a lesser extent, equipment financing leases.

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 74.8% and 72.8% of new loans as of June 30, 2012 and December 31, 2011, respectively. New commercial loans that represent re-financings of covered loans are not significant.

Consumer Loans

Consumer loans include loans secured by certificates of deposit, direct and indirect auto financing, demand deposit account overdrafts and unsecured personal lines of credit and are not a material component of the loan portfolio.

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

New Loans

At June 30, 2012, new commercial loans with aggregate balances of $17.1 million, $33.1 million and $1.2 million were rated special mention, substandard and doubtful, respectively. At December 31, 2011, new commercial loans aggregating $7.7 million were rated special mention and new commercial loans aggregating $13.7 million were classified substandard or doubtful.

At June 30, 2012, new 1-4 single family residential loans totaling $78 thousand were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $3.6 million at June 30, 2012. At December 31, 2011, no new 1-4 single family residential loans were 90 days or more past due.  New 1-4 single family residential loans past due less than 90 days totaled $15.9 million at December 31, 2011. There were no past due home equity loans and lines of credit in the new portfolio at June 30, 2012. Past due home equity loans and lines of credit in the new loan portfolio at December 31, 2011 were not significant. At June 30, 2012, 21.5% of the new home equity portfolio were first liens, and 78.5% were second or third liens.

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

At June 30, 2012, the purchased loan portfolio had the following characteristics: 52.3% were fixed rate loans, substantially all were full documentation and had an average FICO score of 767 and average LTV of 64.3%. The majority of this portfolio was owner-occupied, with 96.7% primary residence and 3.3% second homes or investment properties. In terms of vintage, 3.6% of the portfolio was originated pre-2008, 2.7% in 2008, 1.2% in 2009, 5.0% in 2010, 72.0% in 2011 and 15.5% in 2012.

Similarly, the originated loan portfolio had the following characteristics at June 30, 2012: 71.9% were fixed rate loans, 100% were full documentation and had an average FICO score of 767 and average LTV of 62.8%. The majority of this portfolio was owner-occupied, with 96.2% primary residence and 3.8% second home. In terms of vintage, 4.8% of the portfolio was originated in 2009, 28.0% in 2010, 44.7% in 2011 and 22.5% in 2012.

Delinquent consumer loans in the new portfolio were insignificant as of June 30, 2012 and December 31, 2011.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At June 30, 2012, covered ACI loans totaled $1.9 billion and covered non-ACI loans totaled $284.6 million, net of discounts, premiums and deferred fees and costs.

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

At June 30, 2012 the carrying value of 1-4 single family residential non-ACI loans was $80.5 million; $6.5 million or 8.0% of these loans were 30 days or more past due and $4.0 million or 5.0% were 90 days or more past due. At June 30, 2012, ACI 1-4 single family residential loans totaled $1.5 billion; $346.5 million or 22.7% of these loans were delinquent by 30 days or more and $265.4 million or 17.4% were delinquent by 90 days or more.

At June 30, 2012 non-ACI home equity loans and lines of credit had an aggregate carrying value of $165.4 million; $15.5 million or 9.4% of these loans were 30 days or more past due and $9.5 million or 5.7% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $62.8 million at June 30, 2012. At June 30, 2012, $13.1 million or 20.8% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $10.6 million or 16.9% were delinquent by 90 days or more. At June 30, 2012, 3.9% and 6.8%, respectively, of the non-ACI and ACI home equity loans and lines of credit were first liens while 96.1% and 93.2%, respectively, of the non-ACI and ACI home equity loans and lines of credit were second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

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

At June 30, 2012 non-ACI commercial loans had an aggregate UPB of $39.7 million and a carrying value, net of discounts of $38.7 million; 82.8% of these loans were rated “pass” and this portfolio segment has limited delinquency history. At June 30, 2012, non-ACI commercial loans with aggregate carrying values of $0.4 million, $5.7 million and $0.6 million were rated special mention, substandard and doubtful, respectively.

At June 30, 2012, ACI commercial loans had a carrying value of $309.1 million, of which $304.9 million are covered under the Loss Sharing Agreements. At June 30, 2012, loans with aggregate carrying values of $9.4 million, $122.6 million and $0.2 million were internally risk rated special mention, substandard and doubtful, respectively.

Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

Non-performing assets consist of (i) non-accrual loans, including loans that have been restructured in TDRs and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO. Impaired loans also include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition. Because of discount accretion, these ACI loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. As of June 30, 2012 and December 31, 2011, substantially all of the non-performing assets were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and other non-performing assets at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Nonaccrual loans
Residential:
1-4 single family residential	$4,366	$—	$4,366	$7,410	$—	$7,410
Home equity loans and lines of credit	9,458	—	9,458	10,451	27	10,478
Total residential loans	13,824	—	13,824	17,861	27	17,888
Commercial:
Commercial real estate	162	—	162	295	—	295
Construction	—	3	3	—	3	3
Land	—	295	295	—	332	332
Commercial loans and leases	5,665	5,542	11,207	6,695	2,469	9,164
Total commercial loans	5,827	5,840	11,667	6,990	2,804	9,794
Total nonaccrual loans	19,651	5,840	25,491	24,851	2,831	27,682
Non-ACI and new loans past due 90 days and still accruing	132	1,966	2,098	375	—	375
TDRs	—	—	—	824	—	824
Total non-performing loans	19,783	7,806	27,589	26,050	2,831	28,881
Other real estate owned	93,724	—	93,724	123,737	—	123,737
Total non-performing assets	113,507	7,806	121,313	149,787	2,831	152,618
Impaired ACI loans on accrual status	87,994	—	87,994	94,536	—	94,536
TDRs in compliance with their modified terms	3,230	4,399	7,629	583	—	583
Total impaired loans and non-performing assets	$204,731	$12,205	$216,936	$244,906	$2,831	$247,737

Non-performing loans to total loans (1)			0.54%			0.70%
Non-performing assets to total assets			0.98%			1.35%
ALLL to total loans (1)			1.10%			1.17%
ALLL to non-performing loans			201.66%			167.59%
Net charge-offs to average loans			0.19%			0.62%

(1)          Total loans for purposes of calculating these ratios is net of premiums, discounts, deferred fees and costs.

Contractually delinquent ACI loans are not reflected as nonaccrual loans because discount continues to be accreted. Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than

90 days but still accruing was $304.8 million and $361.2 million at June 30, 2012 and December 31, 2011, respectively.

The decline in the ratio of non-performing assets to total assets at June 30, 2012 as compared to December 31, 2011 was primarily attributable to the decrease in OREO.

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

A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, extensions of maturity at below market terms, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not accounted for as troubled debt restructurings and are not separated from their respective pools when modified. To date, TDRs have not had a material impact on our financial condition or results of operations.

As of June 30, 2012 impaired loans included four new commercial relationships with a carrying value of $4.7 million, six non-ACI commercial relationships with a total carrying value of $0.2 million and eight ACI commercial relationships with an aggregate carrying value of $2.0 million that had been modified in TDRs. Additionally, at June 30, 2012 impaired loans included 13 non-ACI residential loans with a total carrying value of $3.3 million that were the subject of the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”) modifications and classified as TDRs.

During the six months ended June 30, 2012, three new commercial loans with a total carrying value of $1.0 million were modified in TDRs.  One non-ACI commercial loan with a carrying value of $10 thousand and two non-ACI residential loans with a total carrying value of $1.8 million were modified in TDRs.  Five ACI commercial loans with a total carrying value of $0.8 million were modified in TDRs during the six months ended June 30, 2012.

Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material.

Loss Mitigation Strategies

Although our exposure to loss on covered assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of June 30, 2012, 11,695 borrowers had been counseled regarding their participation in HAMP; 8,342 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of June 30, 2012, 1,403 borrowers who did not elect to participate in the program had been sent termination letters and 2,798 borrowers had been denied due to ineligibility. At June 30, 2012, there were 3,386 permanent loan modifications. Substantially all of these modified loans were ACI loans accounted for in pools.

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

New and non-ACI Loans

Based on an analysis of historical performance of the non-ACI residential mortgage and home equity portfolio, OREO and short sale losses and recent trending data, we have concluded that LTV ratio is the leading predictive indicator of loss severity for this portfolio. The non-ACI residential mortgage and home equity portfolios have therefore been divided into homogenous groups and stratified based on LTV for purposes of calculating the ALLL. Calculated frequency of roll to loss and severity percentages are applied to the dollar value of loans in each group to calculate an overall loss allowance. LTV ratios at the individual loan level are updated quarterly using the appropriate Case-Shiller quarterly metropolitan statistical area (“MSA”) Home Price Index to adjust the original appraised value of the underlying collateral. Frequency is calculated for each group using a four month roll to loss percentage, based on the assumption that if an event has occurred with a borrower that will ultimately result in a loss, this will manifest itself as a loan in default and in process of foreclosure within four months. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default.

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

Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Company’s internal credit risk rating system and peer group average historical loss rates by loan class. The allowance is comprised of specific reserves for significant classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on nonaccrual status with committed credit facilities greater than or equal to $500,000 are individually evaluated for impairment. A quarterly net realizable value analysis is prepared for each of these relationships. This analysis forms the basis for establishing specific reserves. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We group these loans by product type and risk rating and establish general reserve percentages based on estimated probability of default and loss severity for each group. These estimates are based on available industry data.

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

In addition to the quantitative calculations described above, adjustments are made to the allowance for relevant qualitative factors when there is a material observable trend in those factors not already taken into account in the quantitative calculations. Qualitative factors that may result in an adjustment to the allowance have been grouped into four categories:

•                  portfolio trends,

•                  policy and credit guidelines,

•                  economic factors, and

•                  credit concentrations.

At June 30, 2012, qualitative adjustments were made to historical loss percentages related to:

•                  economic factors, including unemployment rates, trends in real estate prices and GDP

•                  portfolio trends, in particular the portfolio growth rate

•                  policy and credit guidelines, related to the volume of staffing changes

Qualitative adjustments represented approximately 5% of the total ALLL at June 30, 2012.

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

As of June 30, 2012, the Herald loan portfolio has not had a material impact on our analysis of the ALLL.  The Herald portfolio was acquired on February 29, 2012 and recorded at estimated fair value at that date.

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

Based on our projected cash flows, no ALLL related to home equity and 1-4 single family residential ACI pools was recorded at June 30, 2012 or December 31, 2011.

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

Based on our loan level analysis, we recorded a recovery of the provision for loan losses on ACI commercial loans of $(1.8) million and $(2.8) million, respectively, for the three and six months ended June 30, 2012 and a provision for loan losses on ACI commercial loans of $0.4 million and $12.1 million, respectively, for the three and six months ended June 30, 2011.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the period from December 31, 2011 through June 30, 2012 (in thousands):

	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2011	$16,332	$7,742	$24,328	$48,402
Provision for loan losses:
1-4 single family residential	—	309	3,413	3,722
Home equity loans and lines of credit	—	4,333	(1)	4,332
Multi-family	301	(16)	491	776
Commercial real estate	(2,919)	(46)	1,861	(1,104)
Construction	74	—	54	128
Land	6	(60)	147	93
Commercial loans and leases	(244)	(1,622)	5,430	3,564
Consumer	—	—	(19)	(19)
Total Provision	(2,782)	2,898	11,376	11,492
Charge-offs:
1-4 single family residential	—	(26)	—	(26)
Home equity loans and lines of credit	—	(1,874)	—	(1,874)
Multi-family	(425)	—	—	(425)
Commercial real estate	(388)	—	—	(388)
Construction	(926)	—	—	(926)
Land	(140)	—	—	(140)
Commercial loans and leases	(586)	(140)	(1,116)	(1,842)
Total Charge-offs	(2,465)	(2,040)	(1,116)	(5,621)
Recoveries:
Home equity loans and lines of credit	—	2	—	2
Multi-family	—	16	—	16
Commercial real estate	—	11	—	11
Commercial loans and leases	—	1,249	82	1,331
Consumer	—	—	2	2
Total Recoveries	—	1,278	84	1,362
Balance at June 30, 2012	$11,085	$9,878	$34,672	$55,635

The following tables show the distribution of the ALLL, broken out between covered and new loans, as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$876	$7,428	$8,304	45.9%
Home equity loans and lines of credit	—	8,010	17	8,027	4.6%
Total residential	—	8,886	7,445	16,331	50.5%
Commercial:
Multi-family	939	5	1,420	2,364	5.9%
Commercial real estate	7,365	249	6,390	14,004	16.0%
Construction	139	—	320	459	0.6%
Land	1,185	2	218	1,405	1.0%
Commercial loans and leases	1,457	736	18,845	21,038	25.7%
Total commercial	11,085	992	27,193	39,270	49.2%
Consumer	—	—	34	34	0.3%
	$11,085	$9,878	$34,672	$55,635	100%

	December 31, 2011
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$593	$4,015	$4,608	54.1%
Home equity loans and lines of credit	—	5,549	18	5,567	6.1%
	—	6,142	4,033	10,175	60.2%
Commercial:
Multi-family	1,063	5	929	1,997	4.1%
Commercial real estate	10,672	284	4,529	15,485	13.6%
Construction	991	—	266	1,257	0.7%
Land	1,319	62	71	1,452	1.0%
Commercial loans and leases	2,287	1,249	14,449	17,985	20.2%
	16,332	1,600	20,244	38,176	39.6%
Consumer	—	—	51	51	0.2%
	$16,332	$7,742	$24,328	$48,402	100%

(1)                    Represents percentage of loans receivable in each category to total loans receivable.

Significant components of the change in the ALLL at June 30, 2012 as compared to December 31, 2011, include:

•                  Increases in the allowance for most loan classes in the new portfolio, including increases of $3.4 million for 1-4 single family residential loans, $1.9 million for new commercial real estate loans and

$4.4 million for new commercial loans and leases, all primarily attributable to growth in the new loan portfolio;

•                  An increase of $2.5 million in the allowance for non-ACI home equity loans, resulting from an increase in the balance of loans projected to roll to default;

•                  A $(3.3) million decrease in the allowance for ACI commercial real estate loans resulting from improvements in expected cash flows from this portfolio class.

Other Real Estate Owned

All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$106,950	$182,482	$123,737	$206,680
Transfers from loan portfolio	43,171	82,837	87,353	187,927
Sales	(53,349)	(115,409)	(110,771)	(235,098)
Impairment	(3,048)	(8,187)	(6,595)	(17,786)
Balance, end of period	$93,724	$141,723	$93,724	$141,723

The decrease in OREO reflects continued efforts to resolve non-performing covered assets.  Residential OREO inventory declined to 577 units at June 30, 2012 from 778 units at December 31, 2011. At June 30, 2012, 93% of OREO was comprised of residential properties.

Deposits

The following table presents information about our deposits for the three months and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,055,998	0.00%	$619,052	0.00%	$959,564	0.00%	$572,595	0.00%
Interest bearing	502,313	0.65%	372,060	0.67%	488,606	0.65%	361,002	0.66%
Money market	2,851,457	0.67%	2,002,792	0.89%	2,693,000	0.69%	1,994,471	0.90%
Savings	1,107,176	0.62%	1,245,561	0.83%	1,116,788	0.66%	1,255,936	0.85%
Time	2,624,250	1.49%	2,546,673	1.79%	2,601,538	1.51%	2,719,296	1.77%

	$8,141,194	0.84%	$6,786,138	1.12%	$7,859,496	0.87%	$6,903,300	1.15%

Total deposits increased by $861.9 million to $8.2 billion at June 30, 2012 from $7.4 billion at December 31, 2011. Deposits from Herald accounted for a portion of this increase, totaling $386.5 million at June 30, 2012. The distribution of deposits reflected in the table above reflects growth in lower rate deposit products, consistent with management’s business strategy.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2012 (in thousands):

Three months or less	$125,355
Over three through six months	344,421
Over six through twelve months	402,569
Over twelve months	557,935
$1,430,280

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting primarily of securities sold under agreements to repurchase and overnight FHLB advances, as of and for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Maximum outstanding at any month-end	$52,126	$2,165	$52,126	$2,165
Balance outstanding at end of period	42,581	2,165	42,581	2,165
Average outstanding during the period	35,244	3,785	18,226	2,045
Average interest rate during the period	0.40%	0.42%	0.41%	0.49%
Average interest rate at end of period	0.37%	0.50%	0.37%	0.50%

The Company also utilizes FHLB advances to finance its operations.  The contractual balance of FHLB advances outstanding at June 30, 2012 totaled $2.2 billion, with $0.4 billion, $1.0 million, $0.7 million and $0.1 million maturing in 2012, 2013, 2014 and 2015, respectively.

Capital Resources

Stockholders’ equity increased by $157.0 million to $1.7 billion at June 30, 2012 from $1.5 billion at December 31, 2011, due primarily to the retention of earnings. Stockholders’ equity was also impacted, to a lesser extent, by equity consideration issued in the acquisition of Herald, increases in unrealized gains on investment securities available for sale and dividends.

Federal banking regulators have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise.  At June 30, 2012 and December 31, 2011, the Company had capital levels that exceeded regulatory well capitalized guidelines.

The following table presents the Company’s regulatory capital ratios as of June 30, 2012 (dollars in thousands):

	June 30, 2012
	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio

Tier 1 leverage capital	$1,561,417	12.83%	N/A	(1)	N/A	$486,791	4.00%
Tier 1 risk-based capital	$1,561,417	34.82%	$269,026		6.00%	$179,351	4.00%
Total risk-based capital	$1,622,595	36.19%	$448,377		10.00%	$358,702	8.00%

(1)          There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

Liquidity

Liquidity involves our ability to generate adequate funds to support asset growth, meet deposit withdrawal and other contractual obligations, maintain reserve requirements and otherwise conduct ongoing operations. BankUnited’s liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, BankUnited has the ability to raise liquidity through collateralized borrowings, FHLB advances or the sale of its available for sale investment portfolio. The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Company’s Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At June 30, 2012, BankUnited’s liquid assets divided by total assets was 14.0%. In addition, management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At June 30, 2012, BankUnited exceeded the acceptable limit established by ALCO for this ratio.

As a holding company, BankUnited, Inc. is a corporation separate and apart from our banking subsidiaries, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from its subsidiaries and access to capital markets. There are regulatory limitations that affect the ability of bank subsidiaries to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our liquidity requirements will continue to be met by operations, including reimbursements under the Loss Sharing Agreements, and we intend to satisfy our liquidity requirements over the next 12 months through these sources of funds.

Interest Rate Risk

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at June 30, 2012 due to the extremely low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. At June 30, 2012, the impact on BankUnited’s projected net interest income in a plus 200 basis point scenario was 1.6% in the first twelve months and 8.8% in the second year.

These forecasts fall within an acceptable level of interest rate risk per the policies established by ALCO. In the event the model indicates an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps.

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

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2012, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at June 30, 2012 was $65.4 million.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of June 30, 2012 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$237,914	$237,914
Commitments to purchase loans	—	15,091	15,091
Unfunded commitments under lines of credit	76,858	381,244	458,102
Commercial and standby letters of credit	—	32,408	32,408
	$76,858	$666,657	$743,515

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2011 Annual Report on Form 10-K.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

See the section entitled “Interest Rate Risk” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.   Controls and Procedures

As of the end of the period covered by this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of August 2012.

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