Form 10-Q
period 2012-09-30
BankUnited, Inc.
filed 2012-11-09
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 2, 2012
Common Stock, $0.01 Par Value	94,460,463 Shares

BankUnited, Inc.

Form 10-Q

For the Quarter Ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks:
Non-interest bearing	$50,642	$39,894
Interest bearing	22,983	13,160
Interest bearing deposits at Federal Reserve Bank	270,068	247,488
Federal funds sold	2,950	3,200
Cash and cash equivalents	346,643	303,742
Investment securities available for sale, at fair value (including covered securities of $229,179 and $232,194)	4,783,646	4,181,977
Non-marketable equity securities	145,723	147,055
Loans held for sale	6,412	3,952
Loans (including covered loans of $2,043,635 and $2,422,811)	5,301,481	4,137,058
Allowance for loan and lease losses	(60,416)	(48,402)
Loans, net	5,241,065	4,088,656
FDIC indemnification asset	1,628,511	2,049,151
Bank owned life insurance	206,638	204,077
Other real estate owned, covered by loss sharing agreements	89,221	123,737
Deferred tax asset, net	80,957	19,485
Goodwill and other intangible assets	69,955	68,667
Other assets	149,655	131,539
Total assets	$12,748,426	$11,322,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$1,232,365	$770,846
Interest bearing	499,917	453,666
Savings and money market	4,000,199	3,553,018
Time	2,725,382	2,587,184
Total deposits	8,457,863	7,364,714
Short-term borrowings	621	206
Federal Home Loan Bank advances and other borrowings	2,218,695	2,236,131
Income taxes payable	5,116	53,171
Advance payments by borrowers for taxes and insurance	44,645	21,838
Other liabilities	268,759	110,698
Total liabilities	10,995,699	9,786,758

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 94,472,538 and 97,700,829 shares issued and outstanding	945	977
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; 5,415,794 shares of Series A issued and outstanding at September 30, 2012	54	—
Paid-in capital	1,304,263	1,240,068
Retained earnings	372,542	276,216
Accumulated other comprehensive income	74,923	18,019
Total stockholders’ equity	1,752,727	1,535,280
Total liabilities and stockholders’ equity	$12,748,426	$11,322,038

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest income:
Loans	$137,039	$133,649	$415,957	$370,543
Investment securities available for sale	32,149	28,984	99,247	90,770
Other	1,117	522	3,306	2,145
Total interest income	170,305	163,155	518,510	463,458
Interest expense:
Deposits	16,459	18,437	50,466	57,767
Borrowings	14,429	15,920	45,021	47,244
Total interest expense	30,888	34,357	95,487	105,011
Net interest income before provision for (recovery of) loan losses	139,417	128,798	423,023	358,447
Provision for (recovery of) loan losses (including $1,021, $(6,379), $1,137 and $(2,805) for covered loans)	6,374	1,252	17,866	9,816
Net interest income after provision for (recovery of) loan losses	133,043	127,546	405,157	348,631
Non-interest income:
Accretion of discount on FDIC indemnification asset	3,432	10,804	14,513	45,247
Income from resolution of covered assets, net	17,517	4,702	39,602	7,068
Net gain (loss) on indemnification asset	(14,199)	(777)	(26,602)	36,857
FDIC reimbursement of costs of resolution of covered assets	3,566	5,859	13,415	24,600
Service charges and fees	3,095	2,730	9,440	8,062
Gain on sale of investment securities available for sale, net	6,035	1,112	6,931	1,215
Mortgage insurance income	2,571	4,143	8,910	12,228
Investment services income	1,044	1,645	3,267	6,160
Other non-interest income	2,623	2,537	14,272	8,438
Total non-interest income	25,684	32,755	83,748	149,875
Non-interest expense:
Employee compensation and benefits	41,968	41,350	132,544	232,020
Occupancy and equipment	13,725	9,879	38,776	26,275
Impairment of other real estate owned	1,385	4,037	7,980	21,823
Foreclosure expense	3,060	3,859	9,671	14,386
(Gain) loss on sale of other real estate owned	(1,410)	2,865	(1,499)	27,339
Other real estate owned expense	1,756	2,188	5,193	9,120
Deposit insurance expense	2,040	134	5,136	6,652
Professional fees	3,850	5,468	11,452	12,204
Telecommunications and data processing	3,379	2,951	9,730	9,817
Other non-interest expense	7,469	7,021	25,388	20,344
Total non-interest expense	77,222	79,752	244,371	379,980
Income before income taxes	81,505	80,549	244,534	118,526
Provision for income taxes	31,948	34,996	95,776	96,638
Net income	49,557	45,553	148,758	21,888
Preferred stock dividends	921	—	2,762	—
Net income available to common stockholders	$48,636	$45,553	$145,996	$21,888
Earnings per common share, basic (see Note 2)	$0.48	$0.45	$1.45	$0.21
Earnings per common share, diluted (see Note 2)	$0.48	$0.45	$1.44	$0.20
Cash dividends declared per common share	$0.17	$0.14	$0.51	$0.42

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$49,557	$45,553	$148,758	$21,888
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	26,888	(4,369)	61,746	3,688
Reclassification adjustment for net securities gains realized in income	(3,707)	(684)	(4,257)	(747)
Net change in unrealized gains on securities available for sale	23,181	(5,053)	57,489	2,941
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(3,630)	(15,131)	(8,828)	(23,708)
Reclassification adjustment for net losses realized in income	2,786	2,975	8,243	8,791
Net change in unrealized losses on derivative instruments	(844)	(12,156)	(585)	(14,917)
Other comprehensive income (loss)	22,337	(17,209)	56,904	(11,976)
Comprehensive income	$71,894	$28,344	$205,662	$9,912

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$148,758	$21,888
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(340,305)	(351,509)
Amortization of fees, discounts and premiums, net	9,966	(3,116)
Provision for loan losses	17,866	9,816
Accretion of discount on FDIC indemnification asset	(14,513)	(45,247)
Income from resolution of covered assets, net	(39,602)	(7,068)
Net (gain) loss on indemnification asset	26,602	(36,857)
Net gain on sale of loans	(698)	(403)
Increase in cash surrender value of bank owned life insurance	(2,561)	(2,887)
Gain on sale of investment securities available for sale	(6,931)	(1,215)
(Gain) loss on sale of other real estate owned	(1,499)	27,339
Equity based compensation	20,503	135,744
Depreciation and amortization	10,636	5,333
Impairment of other real estate owned	7,980	21,823
Deferred income taxes	(85,191)	34,368
Proceeds from sale of loans held for sale	32,922	22,095
Loans originated for sale, net of repayments	(29,975)	(21,175)
Realized tax benefits from dividend equivalents and equity based compensation	(954)	(433)
Gain on acquisition	(5,288)	—
Other:
(Increase) decrease in other assets	(1,538)	991
Increase (decrease) in other liabilities	(32,562)	7,369
Net cash used in operating activities	(286,384)	(183,144)

Cash flows from investing activities:
Net cash paid in business combination	(1,626)	—
Purchase of investment securities available for sale	(1,017,933)	(1,452,980)
Proceeds from repayments of investment securities available for sale	478,117	407,595
Proceeds from sale of investment securities available for sale	256,609	199,843
Maturities and calls of investment securities available for sale	71,123	162
Purchase of non-marketable equity securities	(34,652)	—
Proceeds from redemption of non-marketable equity securities	38,270	51,861
Purchases of loans	(501,608)	(254,732)
Loan originations, repayments and resolutions, net	(124,236)	251,691
Decrease in FDIC indemnification asset for claims filed	408,551	641,900
Purchase of bank owned life insurance	—	(22,016)
Bank owned life insurance proceeds	—	77,721
Purchase of office properties and equipment, net	(23,695)	(26,640)
Proceeds from sale of other real estate owned	151,089	282,836
Net cash provided by (used in) investing activities	(299,991)	157,241

		(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	658,060	(208,941)
Additions to Federal Home Loan Bank advances and other borrowings	1,470,000	—
Repayments of Federal Home Loan Bank advances and other borrowings	(1,475,388)	—
Increase (decrease) in short-term borrowings	415	(208)
Settlement of FDIC warrant liability	—	(25,000)
Increase in advances from borrowers for taxes and insurance	22,203	22,955
Issuance of common stock	—	98,620
Dividends paid	(49,867)	(41,914)
Realized tax benefits from dividend equivalents and equity based compensation	954	433
Exercise of stock options	2,899	270
Net cash provided by (used in) financing activities	629,276	(153,785)
Net increase (decrease) in cash and cash equivalents	42,901	(179,688)
Cash and cash equivalents, beginning of period	303,742	564,774
Cash and cash equivalents, end of period	$346,643	$385,086

Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$110,459	$125,461
Income taxes paid	$228,064	$30,626

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$123,054	$250,308
Assets received in satisfaction of loans	$4,772	$—
Dividends declared, not paid	$17,486	$14,631
Reclassification of PIU liability to equity	$—	$44,964
Rescission of surrender of bank owned life insurance	$—	$20,846
Acquisition of assets under capital lease	$555	$—
Unsettled securities trades	$135,713	$112,731
Exchange of common stock for Series A preferred stock	$54	$—
Equity consideration issued in business combination	$39,861	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2011	97,700,829	$977	—	$—	$1,240,068	$276,216	$18,019	$1,535,280
Comprehensive income	—	—	—	—	—	148,758	56,904	205,662
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in acquisition	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(52,432)	—	(52,432)
Equity based compensation	309,548	3	—	—	20,500	—	—	20,503
Exercise of stock options	201,895	2	—	—	2,897	—	—	2,899
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	954	—	—	954
Balance at September 30, 2012	94,472,538	$945	5,415,794	$54	$1,304,263	$372,542	$74,923	$1,752,727

Balance at December 31, 2010	92,971,850	$930	—	$—	$950,831	$269,781	$31,966	$1,253,508
Comprehensive loss	—	—	—	—	—	21,888	(11,976)	9,912
Proceeds from issuance of common stock net of direct costs of $3,979	4,000,000	42	—	—	98,578	—	—	98,620
Dividends	—	—	—	—	—	(42,545)	—	(42,545)
Reclassification of PIU liability to equity	—	—	—	—	44,964	—	—	44,964
Equity based compensation	284,960	1	—	—	135,743	—	—	135,744
Exercise of stock options	26,095	—	—	—	270	—	—	270
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	433	—	—	433
Balance at September 30, 2011	97,282,905	$973	—	$—	$1,230,819	$249,124	$19,990	$1,500,906

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

Note 1   Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

BankUnited, Inc. (“BankUnited, Inc.” or “BKU”) is a bank holding company with three wholly-owned subsidiaries: BankUnited, National Association (“BankUnited”), Herald National Bank (“Herald”), and BankUnited Investment Services, Inc. (collectively, the “Company”). BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 96 branches located in 15 Florida counties. Herald is a national banking association with 2 branch locations in the New York metropolitan area.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected in future periods.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. Management is currently evaluating the impact of the update on the Company’s consolidated financial position, results of operations and cash flows but does not anticipate that the impact of adoption will be material.

Note 2   Earnings Per Share

Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards and stock option awards with non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, and participating preferred stock are considered participating securities and are included in the computation of basic earnings per common share using the two class method. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options, warrants and unvested stock awards using the treasury stock method and by the dilutive effect of convertible preferred stock using the if-converted method.

The computation of basic and diluted earnings per common share is presented below (in thousands except share and per share data):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per common share:
Numerator:
Net income	$49,557	$45,553	$148,758	$21,888
Preferred stock dividends	(921)	—	(2,762)	—
Net income available to common stockholders	48,636	45,553	145,996	21,888
Distributed and undistributed earnings allocated to participating securities	(3,536)	(2,267)	(10,505)	(2,359)
Income allocated to common stockholders for basic earnings per common share	$45,100	$43,286	$135,491	$19,529
Denominator:
Weighted average common shares outstanding	94,196,429	97,265,095	94,856,763	96,712,972
Less average unvested stock awards	(746,934)	(1,272,726)	(1,184,068)	(1,454,811)
Weighted average shares for basic earnings per common share	93,449,495	95,992,369	93,672,695	95,258,161
Basic earnings per common share	$0.48	$0.45	$1.45	$0.21
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$45,100	$43,286	$135,491	$19,529
Adjustment for earnings reallocated from participating securities	2,615	1	15	—
Income used in calculating diluted earnings per common share	$47,715	$43,287	$135,506	$19,529
Denominator:
Average shares for basic earnings per common share	93,449,495	95,992,369	93,672,695	95,258,161
Dilutive effect of stock options and preferred shares	5,613,427	93,938	187,582	137,744
Weighted average shares for diluted earnings per common share	99,062,922	96,086,307	93,860,277	95,395,905
Diluted earnings per common share	$0.48	$0.45	$1.44	$0.20

For the three and nine months ended September 30, 2012 and 2011, the following potentially dilutive securities were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unvested shares	973,322	1,250,832	973,322	1,250,832
Stock options and warrants	6,963,394	4,534,970	6,963,394	4,534,970
Convertible preferred shares	—	—	5,415,794	—

Note 3   Acquisition Activity

On February 29, 2012, BKU completed the acquisition of Herald for a purchase price of $65.0 million consisting of cash of $25.2 million, 1,676,060 shares of common stock valued at $38.6 million and stock options and warrants valued at $1.2 million. Common stock issued was valued at the closing price of BKU common stock at the acquisition date.  The options and warrants were valued using a Black-Scholes option pricing model. The acquisition of Herald was determined to be a business combination and was accounted for using the acquisition method of accounting; accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. The acquisition of Herald allowed the Company to expand its banking operations to the New York metropolitan area.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

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

The Company recognized a gain of $5.3 million on the acquisition of Herald, representing the excess of the fair value of net assets acquired over the value of consideration issued. Pursuant to the terms of the merger agreement between BKU and Herald, the determination of the final purchase price was dependent on the price of BKU’s common stock for the ten trading days preceding the merger. A decline in the stock price between the execution of the agreement and consummation of the acquisition led to this gain, which is included in the consolidated statement of income line item “other non-interest income” for the nine months ended September 30, 2012. Transaction costs related to the acquisition of Herald totaled $3.2 million, of which $0.9 million and $1.3 million are included in the consolidated statement of income line item “professional fees” for the nine months ended September 30, 2012 and 2011, respectively. The results of operations of Herald have been included in the Company’s consolidated financial statements from the date of acquisition and are not material. Financial statements of Herald and pro forma financial information are not required to be presented due to the immateriality of this acquisition to the Company’s consolidated financial position and results of operations.

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

The gross contractual amount receivable related to acquired loans was approximately $395.2 million at the acquisition date. The estimated amount not expected to be collected based on probability of default and loss severity given default assumptions applied in estimating fair value was $12.1 million. No loans were specifically identified as impaired at the acquisition date.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

Deferred tax assets and liabilities were recorded for the tax effects of differences between the tax bases of assets acquired and liabilities assumed and the fair values assigned to those assets and liabilities. The most significant component of the net deferred tax asset was an acquired net operating loss carryforward.

Note 4    Investment Securities Available for Sale

Investment securities available for sale at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and government agency securities	$—	$—	$—	$—	$42,506	$181	$(1)	$42,686
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,991,320	67,616	(35)	2,058,901
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	134,467	2,787	—	137,254
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	622,967	8,180	(1,067)	630,080
Private label residential mortgage-backed securities and CMOs	148,857	57,927	(170)	206,614	276,670	4,880	(98)	281,452
Private label commercial mortgage-backed securities	—	—	—	—	463,914	20,944	—	484,858
Collateralized loan obligations	—	—	—	—	109,757	489	—	110,246
Non-mortgage asset-backed securities	—	—	—	—	292,189	5,777	(360)	297,606
Mutual funds and preferred stocks	16,382	102	(510)	15,974	124,961	8,122	—	133,083
State and municipal obligations	—	—	—	—	23,576	314	(4)	23,886
Small Business Administration securities	—	—	—	—	339,698	5,217	—	344,915
Other debt securities	3,894	2,697	—	6,591	9,130	370	—	9,500
	$169,133	$60,726	$(680)	$229,179	$4,431,155	$124,877	$(1,565)	$4,554,467

	December 31, 2011
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713
Re-Remics	—	—	—	—	544,924	4,972	(3,586)	546,310
Private label residential mortgage-backed securities and CMO’s	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—
	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783

At September 30, 2012, investment securities available for sale by contractual maturity, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities are shown below (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	Amortized	Fair
	Cost	Value

Due in one year or less	$822,224	$857,108
Due after one year through five years	1,932,985	2,012,376
Due after five years through ten years	1,307,818	1,354,308
Due after ten years	395,918	410,797
Mutual funds and preferred stocks with no stated maturity	141,343	149,057
	$4,600,288	$4,783,646

Based on the Company’s proprietary model and prepayment assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2012 was 4.2 years. The effective duration of the investment portfolio as of September 30, 2012 was 1.7 years. The model results are based on assumptions that may differ from actual results.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $1.0 billion and $1.2 billion at September 30, 2012 and December 31, 2011, respectively.

The following table provides information about gains and losses on the sale of investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Proceeds from sale of investment securities available for sale	$117,355	$130,496	$256,609	$199,843

Gross realized gains	$6,035	$1,114	$7,229	$1,220
Gross realized losses	—	(2)	(298)	(5)
Net realized gain	$6,035	$1,112	$6,931	$1,215

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions (in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and government agency securities	$5,000	$(1)	$—	$—	$5,000	$(1)
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	15,217	(35)	—	—	15,217	(35)
Re-Remics	135,659	(600)	57,813	(467)	193,472	(1,067)
Private label residential mortgage-backed securities and CMOs	23,302	(86)	5,594	(182)	28,896	(268)
Non-mortgage asset-backed securities	—	—	41,923	(360)	41,923	(360)
Mutual funds and preferred stocks	266	(316)	15,250	(194)	15,516	(510)
State and municipal obligations	1,436	(4)	—	—	1,436	(4)
	$180,880	$(1,042)	$120,580	$(1,203)	$301,460	$(2,245)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

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

The Company monitors its investment securities available for sale for other than temporary impairment (“OTTI”) on an individual security basis. No securities were determined to be other than temporarily impaired during the three and nine months ended September 30, 2012 and 2011. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At September 30, 2012, 42 securities were in unrealized loss positions. The amount of impairment related to 12 of these securities was considered insignificant, totaling approximately $30.2 thousand, and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise residential mortgage-backed securities:

At September 30, 2012, two U.S. Government agency and sponsored enterprise residential mortgage-backed securities were in unrealized loss positions. Both of these securities had been in unrealized loss positions for less than twelve months.  The amount of impairment of each of the individual securities was less than 4% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments are considered to be temporary.

Private label residential mortgage-backed securities and CMOs and Re-Remics:

At September 30, 2012, 19 private label residential mortgage-backed securities and Re-Remics were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to any of these securities as of September 30, 2012.  The majority of these securities evidenced unrealized losses less than 2% of amortized cost and had been in unrealized loss positions for less than twelve months.  Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

Non-mortgage asset-backed securities:

At September 30, 2012, five non-mortgage asset-backed securities were in unrealized loss positions.  The amount of impairment of each of the individual securities was 2% or less of amortized cost. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of September 30, 2012.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments are considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

Mutual funds:

At September 30, 2012, one mutual fund investment was in an unrealized loss position and had been in a continuous unrealized loss position for 25 months. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government.  The unrealized loss related to this security is approximately 1% of its cost basis and the security has experienced a partial recovery in value over the past 2 quarters. Given the limited severity, the impairment is considered to be temporary.

Preferred stocks:

At September 30, 2012, three positions in agency preferred stock were in unrealized loss positions.  These securities traded above the Company’s cost basis during the past 3 months. Given the limited duration, this impairment is considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

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

At September 30, 2012 and December 31, 2011, loans consisted of the following (dollars in thousands):

	September 30, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,458,170	$99,795	$—	$806,440	$2,364,405	44.4%
Home equity loans and lines of credit	58,478	161,365	—	2,108	221,951	4.2%
	1,516,648	261,160	—	808,548	2,586,356	48.6%
Commercial:
Multi-family	57,787	735	—	303,476	361,998	6.8%
Commercial real estate	179,432	2,478	4,123	646,941	832,974	15.7%
Construction	2,690	—	—	43,840	46,530	0.9%
Land	16,193	157	—	27,240	43,590	0.8%
Commercial loans and leases	16,031	14,799	—	1,393,979	1,424,809	26.8%
	272,133	18,169	4,123	2,415,476	2,709,901	51.0%
Consumer	2,395	—	—	17,398	19,793	0.4%
Total loans	1,791,176	279,329	4,123	3,241,422	5,316,050	100.0%
Premiums, discounts and deferred fees and costs, net	—	(26,870)	—	12,301	(14,569)
Loans net of premiums, discounts, deferred fees and costs	1,791,176	252,459	4,123	3,253,723	5,301,481
Allowance for loan and lease losses	(9,922)	(10,865)	—	(39,629)	(60,416)
Loans, net	$1,781,254	$241,594	$4,123	$3,214,094	$5,241,065

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

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

At September 30, 2012 and December 31, 2011, the unpaid principal balance (“UPB”) of ACI loans was $4.6 billion and $5.3 billion, respectively.

During the three and nine months ended September 30, 2012 and 2011, the Company purchased 1-4 single family residential loans totaling $159.9 million, $501.6 million, $97.1 million, and $254.7 million, respectively.

At September 30, 2012, the Company had pledged real estate loans with UPB of approximately $5.0 billion and carrying amounts of approximately $2.8 billion as security for FHLB advances.

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows (in thousands):

	For the Three Months Ended
	September 30, 2012				September 30, 2011
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$16,331	$39,270	$34	$55,635	$13,177	$43,422	$40	$56,639
Provision for (recovery of) loan losses:
ACI loans	—	(867)	—	(867)	(3,689)	(1,855)	—	(5,544)
Non-ACI loans	1,863	25	—	1,888	(2,561)	1,726	—	(835)
New loans	752	4,536	65	5,353	2,542	4,862	227	7,631
Total provision	2,615	3,694	65	6,374	(3,708)	4,733	227	1,252
Charge-offs:
ACI loans	—	(296)	—	(296)	—	(2,300)	—	(2,300)
Non-ACI loans	(851)	(181)	—	(1,032)	(329)	(248)	—	(577)
New loans	—	(578)	—	(578)	—	(179)	—	(179)
Total charge-offs	(851)	(1,055)	—	(1,906)	(329)	(2,727)	—	(3,056)
Recoveries:
Non-ACI loans	25	106	—	131	6	216	—	222
New loans	—	182	—	182	—	1	—	1
Total recoveries	25	288	—	313	6	217	—	223
Ending balance	$18,120	$42,197	$99	$60,416	$9,146	$45,645	$267	$55,058

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	For the Nine Months Ended
	September 30, 2012				September 30, 2011
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$10,175	$38,176	$51	$48,402	$28,649	$29,656	$55	$58,360
Provision for (recovery of) loan losses:
ACI loans	—	(3,649)	—	(3,649)	(18,488)	10,225	—	(8,263)
Non-ACI loans	6,505	(1,719)	—	4,786	(1,777)	7,235	—	5,458
New loans	4,164	12,519	46	16,729	2,705	9,704	212	12,621
Total provision	10,669	7,151	46	17,866	(17,560)	27,164	212	9,816
Charge-offs:
ACI loans	—	(2,761)	—	(2,761)	—	(10,742)	—	(10,742)
Non-ACI loans	(2,751)	(321)	—	(3,072)	(1,963)	(1,082)	—	(3,045)
New loans	—	(1,694)	—	(1,694)	—	(794)	—	(794)
Total charge-offs	(2,751)	(4,776)	—	(7,527)	(1,963)	(12,618)	—	(14,581)
Recoveries:
ACI loans	—	—	—	—	—	1,212	—	1,212
Non-ACI loans	27	1,382	—	1,409	20	216	—	236
New loans	—	264	2	266	—	15	—	15
Total recoveries	27	1,646	2	1,675	20	1,443	—	1,463
Ending balance	$18,120	$42,197	$99	$60,416	$9,146	$45,645	$267	$55,058

Increases (decreases) in the FDIC indemnification asset of $0.9 million and $1.6 million were reflected in non-interest income for the three and nine months ended September 30, 2012, respectively, and $(3.8) million and $(2.9) million for the three and nine months ended September 30, 2011, respectively, related to the provision for (recovery of) loan losses on covered loans, including both ACI and non-ACI loans.

The following table presents information about the balance of the ALLL and related loans as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012				December 31, 2011
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$18,120	$42,197	$99	$60,416	$10,175	$38,176	$51	$48,402
Ending balance: non-ACI and new loans individually evaluated for impairment	$924	$1,301	$—	$2,225	$593	$—	$—	$593
Ending balance: non-ACI and new loans collectively evaluated for impairment	$17,196	$30,974	$99	$48,269	$9,582	$21,844	$51	$31,477
Ending balance: ACI	$—	$9,922	$—	$9,922	$—	$16,332	$—	$16,332
Ending balance: Non-ACI	$9,923	$942	$—	$10,865	$6,142	$1,600	$—	$7,742
Ending balance: New loans	$8,197	$31,333	$99	$39,629	$4,033	$20,244	$51	$24,328

Loans:
Ending balance (1)	$2,586,356	$2,709,901	$19,793	$5,316,050	$2,517,636	$1,650,518	$6,309	$4,174,463
Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$4,557	$14,362	$—	$18,919	$1,937	$6,728	$—	$8,665
Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$1,065,151	$2,419,283	$17,398	$3,501,832	$762,268	$1,297,597	$3,372	$2,063,237
Ending balance: ACI loans	$1,516,648	$276,256	$2,395	$1,795,299	$1,753,431	$346,193	$2,937	$2,102,561

(1) Ending balance of loans is before premiums, discounts, deferred fees and costs.

Credit quality information

New and non-ACI loans

The tables below present information about new and non-ACI loans identified as impaired as of September 30, 2012 and December 31, 2011.  Commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 as well as loans that have been modified in troubled debt restructurings are individually evaluated for impairment. If determined to be impaired, they are reflected as impaired loans in the tables below. Also included in total impaired loans are loans that have been placed on non-accrual status and loans that are 90 days or more delinquent and still accruing for which impairment is measured collectively. These include 1-4 single family residential, home equity, smaller balance commercial and commercial real estate, and consumer loans (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	September 30, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New loans:
With no specific allowance recorded:
1-4 single family residential	$1,352	$1,389	$—	$—
Multi-family	3,663	3,663	—	—
Commercial real estate	1,629	1,629	—	1,629
Land	286	278	—	286
Commercial loans and leases	4,908	4,899	—	3,842
With a specific allowance recorded:
Commercial loans and leases	2,747	2,747	1,227	2,747
Total:
Residential	$1,352	$1,389	$—	$—
Commercial	13,233	13,216	1,227	8,504
	$14,585	$14,605	$1,227	$8,504

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
New loans:
With no specific allowance recorded:
Home equity loans and lines of credit	$27	$27	$—	$27
Construction	3	3	—	3
Land	332	332	—	332
Commercial loans and leases	2,469	2,469	—	2,469
With a specific allowance recorded:	—	—	—	—
Total:
Residential	$27	$27	$—	$27
Commercial	2,804	2,804	—	2,804
	$2,831	$2,831	$—	$2,831

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	September 30, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI:
With no specific allowance recorded:
1-4 single family residential	$4,296	$5,566	$—	$4,166
Home equity loans and lines of credit	10,132	10,333	—	10,132
Commercial real estate	105	105	—	105
Commercial loans and leases	1,957	2,139	—	1,900
With a specific allowance recorded:
1-4 single family residential	3,516	4,557	924	330
Commercial loans and leases	3,677	3,677	74	3,677
Total:
Residential	$17,944	$20,456	$924	$14,628
Commercial	5,739	5,921	74	5,682
	$23,683	$26,377	$998	$20,310

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance	Related Specific Allowance	Non-Accrual Loans Included in Impaired Loans
Non-ACI:
With no specific allowance recorded:
1-4 single family residential	$7,671	$9,766	$—	$7,296
Home equity loans and lines of credit	10,451	10,670	—	10,451
Commercial real estate	295	295	—	295
Commercial loans and leases	6,695	6,887	—	6,695
With a specific allowance recorded:
1-4 single family residential	1,521	1,937	593	114
Total:
Residential	$19,643	$22,373	$593	$17,861
Commercial	6,990	7,182	—	6,990
	$26,633	$29,555	$593	$24,851

Impaired loans include new and non-ACI loans contractually delinquent by 90 days or more and still accruing totaling $1.5 million and $0.4 million at September 30, 2012 and December 31, 2011, respectively.

The following tables summarize new and non-ACI loans that were modified in troubled debt restructurings (“TDRs”) during the three and nine months ended September 30, 2012 and 2011 as well as new and non-ACI loans modified during the twelve months preceding September 30, 2012 and 2011 that experienced payment defaults during the periods indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial loans and leases	3	$688	—	$—	1	$231	—	$—
	3	$688	—	$—	1	$231	—	$—

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Multi-family	1	$3,663	—	$—	—	$—	—	$—
Commercial loans and leases	6	1,686	1	245	1	231	—	—
	7	$5,349	1	$245	1	$231	—	$—

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-ACI:
1-4 single family residential	2	$248	1	$121	1	$66	—	$—
Commercial loans and leases	1	17	—	—	2	31	—	—
	3	$265	1	$121	3	$97	—	$—

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-ACI:
1-4 single family residential	4	$2,072	2	$294	8	$786	2	$183
Commercial real estate	—	—	—	—	1	69	1	69
Commercial loans and leases	2	26	—	—	3	75	1	44
	6	$2,098	2	$294	12	$930	4	$296

Modifications during the three and nine months ended September 30, 2012 and 2011 included restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Because of the immateriality of the amount of loans modified and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL for the three and nine months ended September 30, 2012 and 2011.

The following table presents the average recorded investment in impaired new and non-ACI loans for the three and nine months ended September 30, 2012 and 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	New	Non-ACI	New	Non-ACI	New	Non-ACI	New	Non-ACI
Residential:
1-4 single family residential	$715	$7,750	$1,000	$9,905	$393	$8,318	$500	$9,528
Home equity loans and lines of credit	—	9,795	—	10,769	7	10,472	—	10,854
	715	17,545	1,000	20,674	400	18,790	500	20,382
Commercial:
Multi-family	4,613	—	—	30	3,228	—	—	192
Commercial real estate	815	134	—	417	407	204	—	357
Construction	2	—	3	—	2	—	2	—
Land	291	—	332	—	313	—	249	—
Commercial loans and leases	6,961	5,670	2,527	10,760	5,586	6,000	2,890	8,530
	12,682	5,804	2,862	11,207	9,536	6,204	3,141	9,079
	$13,397	$23,349	$3,862	$31,881	$9,936	$24,994	$3,641	$29,461

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

The following tables summarize key indicators of credit quality for the Company’s new and non-ACI loans as of September 30, 2012 and December 31, 2011. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

Residential credit exposure, based on delinquency status:

	September 30, 2012		December 31, 2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$816,916	$2,108	$450,661	$1,996
Past due less than 90 days	3,043	—	15,932	14
Past due 90 days or more	1,351	—	—	27
	821,310	2,108	466,593	2,037
Non-ACI:
Current	70,133	142,929	83,075	164,367
Past due less than 90 days	3,090	5,169	2,972	6,807
Past due 90 days or more	3,803	10,132	6,624	7,825
	77,026	158,230	92,671	178,999
	$898,336	$160,338	$559,264	$181,036

Consumer credit exposure, based on delinquency status:

	September 30, 2012	December 31, 2011
New loans:
Current	$17,405	$3,387
Past due less than 90 days	7	10
	$17,412	$3,397

Commercial credit exposure, based on internal risk rating:

	September 30, 2012
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
New loans:
Pass	$295,731	$639,431	$43,754	$26,821	$1,341,764
Special mention	3,122	—	—	—	24,691
Substandard	4,084	6,090	—	286	25,519
Doubtful	—	—	—	—	1,600
	302,937	645,521	43,754	27,107	1,393,574
Non-ACI:
Pass	716	2,372	—	—	7,926
Special mention	—	—	—	—	277
Substandard	11	105	—	157	4,904
Doubtful	—	—	—	—	735
	727	2,477	—	157	13,842
	$303,664	$647,998	$43,754	$27,264	$1,407,416

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

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

The following table presents an aging of loans in the new and non-ACI loan portfolios as of September 30, 2012 and December 31, 2011. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

	September 30, 2012					December 31, 2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$816,916	$3,043	$—	$1,351	$821,310	$450,661	$15,790	$142	$—	$466,593
Home equity loans and lines of credit	2,108	—	—	—	2,108	1,996	14	—	27	2,037
Multi-family	302,937	—	—	—	302,937	107,010	913	—	—	107,923
Commercial real estate	643,892	—	—	1,629	645,521	310,008	—	—	—	310,008
Construction	43,754	—	—	—	43,754	23,086	—	—	3	23,089
Land	27,107	—	—	—	27,107	7,115	—	—	332	7,447
Commercial loans and leases	1,380,143	9,418	2,066	1,947	1,393,574	787,611	349	307	1,266	789,533
Consumer	17,405	7	—	—	17,412	3,387	10	—	—	3,397
	$3,234,262	$12,468	$2,066	$4,927	$3,253,723	$1,690,874	$17,076	$449	$1,628	$1,710,027

Non-ACI:
1-4 single family residential	$70,133	$2,289	$801	$3,803	$77,026	$83,075	$1,812	$1,160	$6,624	$92,671
Home equity loans and lines of credit	142,929	4,461	708	10,132	158,230	164,367	4,181	2,626	7,825	178,999
Multi-family	727	—	—	—	727	774	—	—	—	774
Commercial real estate	2,477	—	—	—	2,477	32,383	—	—	295	32,678
Land	157	—	—	—	157	164	—	—	—	164
Commercial loans and leases	8,946	94	149	4,653	13,842	13,318	109	—	5,757	19,184
	225,369	6,844	1,658	18,588	252,459	294,081	6,102	3,786	20,501	324,470
	$3,459,631	$19,312	$3,724	$23,515	$3,506,182	$1,984,955	$23,178	$4,235	$22,129	$2,034,497

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed carrying value. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

Balance, December 31, 2010	$1,833,974
Reclassifications from non-accretable difference	135,933
Accretion	(446,292)
Balance, December 31, 2011	1,523,615
Reclassifications from non-accretable difference	83,508
Accretion	(321,177)
Balance, September 30, 2012	$1,285,946

Accretable yield at September 30, 2012 included expected cash flows of $151.5 million from a pool of 1-4 single family residential loans whose carrying value has been reduced to zero.  The UPB of loans remaining in this pool was $313.5 million at September 30, 2012.

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

The tables below set forth at September 30, 2012 and December 31, 2011 the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in troubled debt restructurings, and the related allowance amounts (in thousands):

	September 30, 2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate	$110	$184	$—
Land	500	690	—
Commercial loans and leases	238	238	—
With a specific allowance recorded:
Multi-family	8,743	9,929	760
Commercial real estate	40,448	51,948	6,451
Land	5,211	14,509	517
Commercial loans and leases	11,551	12,039	2,194
Total:
Residential	$—	$—	$—
Commercial	66,801	89,537	9,922
	$66,801	$89,537	$9,922

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

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

The following table summarizes ACI loans that were modified in troubled debt restructurings (“TDRs”) during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	2	$152	—	$—	—	$—	—	$—
	2	$152	—	$—	—	$—	—	$—

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$252	—	$—	4	$1,037	3	$801
Construction	—	—	—	—	1	64	—	—
Land	—	—	—	—	2	896	2	896
Commercial loans and leases	3	317	—	—	—	—	—	—
	6	$569	—	$—	7	$1,997	5	$1,697

Modifications during the three and nine month periods ended September 30, 2012 and 2011 included restructurings of the amount and timing of payments.

Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

The following table presents the average recorded investment in impaired ACI loans for the three and nine months ended September 30, 2012 and 2011 (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Residential:
Home equity loans and lines of credit	$—	$36,493	$—	$57,434
	—	36,493	—	57,434
Commercial:
Multi-family	11,023	20,397	13,264	34,221
Commercial real estate	42,877	62,090	46,491	64,144
Construction	703	4,051	2,147	4,532
Land	10,300	16,080	12,109	23,478
Commercial loans and leases	12,496	21,056	14,089	25,618
	77,399	123,674	88,100	151,993
	$77,399	$160,167	$88,100	$209,427

The following tables summarize key indicators of credit quality for the Company’s ACI loans as of September 30, 2012 and December 31, 2011 (in thousands):

Residential credit exposure, based on delinquency status:

	September 30, 2012		December 31, 2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$1,141,314	$46,373	$1,278,887	$57,290
Past due less than 90 days	77,681	2,418	92,215	3,327
Past due 90 days or more	239,175	9,687	310,764	10,948
	$1,458,170	$58,478	$1,681,866	$71,565

Consumer credit exposure, based on delinquency status:

	September 30, 2012	December 31, 2011
Current	$2,373	$2,866
Past due less than 90 days	15	33
Past due 90 days or more	7	38
	$2,395	$2,937

Commercial credit exposure, based on internal risk rating:

	September 30, 2012
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$34,861	$109,608	$726	$7,610	$7,086
Special mention	1,029	6,764	—	—	—
Substandard	21,897	67,112	1,964	8,559	8,720
Doubtful	—	71	—	24	225
	$57,787	$183,555	$2,690	$16,193	$16,031

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	December 31, 2011
	Multi-Family	Commercial Real Estate	Construction	Land	Commercial Loans and Leases
Pass	$34,593	$128,762	$635	$14,977	$12,657
Special mention	2,074	10,857	—	—	171
Substandard	24,524	83,681	3,467	18,041	10,374
Doubtful	519	56	—	—	805
	$61,710	$223,356	$4,102	$33,018	$24,007

The following table presents an aging of loans in the ACI portfolio as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012					December 31, 2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1-4 single family residential	$1,141,314	$58,659	$19,022	$239,175	$1,458,170	$1,278,887	$66,767	$25,448	$310,764	$1,681,866
Home equity loans and lines of credit	46,373	1,747	671	9,687	58,478	57,290	2,500	827	10,948	71,565
Multi-family	45,423	—	2,315	10,049	57,787	49,116	—	674	11,920	61,710
Commercial real estate	179,146	1,735	—	2,674	183,555	212,253	1,292	459	9,352	223,356
Construction	726	—	—	1,964	2,690	635	—	—	3,467	4,102
Land	9,922	—	—	6,271	16,193	24,396	—	—	8,622	33,018
Commercial loans and leases	10,884	—	147	5,000	16,031	17,678	62	223	6,044	24,007
Consumer	2,373	15	—	7	2,395	2,866	25	8	38	2,937
	$1,436,161	$62,156	$22,155	$274,827	$1,795,299	$1,643,121	$70,646	$27,639	$361,155	$2,102,561

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $248.9 million and $321.7 million at September 30, 2012 and December 31, 2011, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $26.0 million and $39.4 million at September 30, 2012 and December 31, 2011, respectively.

Note 6   FDIC Indemnification Asset

The FDIC indemnification asset represents the present value of estimated future payments to be received from the FDIC under the terms of BankUnited’s Loss Sharing Agreements with the FDIC.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or, for the non-residential portfolio, charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of income line item “Income from resolution of covered assets, net.” Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the statement of income line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

The following table summarizes the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
(Provision for) recovery of losses on covered loans	$(1,021)	$947	$(74)	$6,379	$(3,762)	$2,617
Income from resolution of covered assets, net	17,517	(15,136)	2,381	4,702	(2,668)	2,034
Gain (loss) on sale of OREO	1,410	(1,118)	292	(2,865)	2,425	(440)
Impairment of OREO	(1,385)	1,108	(277)	(4,037)	3,228	(809)
Net OREO gain (loss)	25	(10)	15	(6,902)	5,653	(1,249)
	$16,521	$(14,199)	$2,322	$4,179	$(777)	$3,402

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
(Provision for) recovery of losses on covered loans	$(1,137)	$1,620	$483	$2,805	$(2,930)	$(125)
Income from resolution of covered assets, net	39,602	(33,510)	6,092	7,068	1,486	8,554
Gain (loss) on sale of OREO	1,499	(1,096)	403	(27,339)	20,813	(6,526)
Impairment of OREO	(7,980)	6,384	(1,596)	(21,823)	17,488	(4,335)
Net OREO gain (loss)	(6,481)	5,288	(1,193)	(49,162)	38,301	(10,861)
	$31,984	$(26,602)	$5,382	$(39,289)	$36,857	$(2,432)

Changes in the FDIC indemnification asset for the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows (in thousands):

Balance, December 31, 2010	$2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812
Balance, December 31, 2011	2,049,151
Accretion	14,513
Reduction for claims filed	(408,551)
Net loss on indemnification asset	(26,602)
Balance, September 30, 2012	$1,628,511

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three and nine months ended September 30, 2012 and 2011, non-interest expense includes approximately $4.8 million, $14.9 million, $6.0 million and $23.5 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $3.6 million, $13.4 million, $5.9 million and $24.6 million, respectively, were submitted to the FDIC for reimbursement. As of September 30, 2012, $19.2 million of expenses remained to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

Note 7   Income Taxes

The Company’s effective income tax rate for the nine months ended September 30, 2012 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. For the nine months ended September 30, 2011 the effective income tax rate differed from the statutory federal income tax rate primarily due to the impact of $110.4 million in non-deductible equity based compensation expense. Additionally, during the nine months ended September 30, 2011, the Company recorded a provision related to uncertain state income tax positions of approximately $8.1 million, including estimated interest and penalties.

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

The Company also enters into interest rate derivative contracts with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three and nine months ended September 30, 2012 and 2011 was not material.

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. The agreements may require counterparties to post collateral in defined circumstances. The Company is currently in a liability position with respect to these agreements and is therefore not holding any collateral. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds or upon the initiation of other defined regulatory actions. Currently, there are no circumstances that would trigger these provisions of the agreements. The fair value of derivative instruments containing these provisions that were in a liability position at September 30, 2012 was $68.0 million.

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at September 30, 2012 and December 31, 2011 (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	September 30, 2012
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.1	$225,000	Other liabilities	$—	$(19,479)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	3.6	405,000	Other liabilities	—	(48,563)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.26%	Indexed to 1-month Libor	5.0	87,481	Other liabilities	—	(5,101)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.26%	5.0	87,481	Other assets	5,101	—
					$804,962		$5,101	$(73,143)

	December 31, 2011
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.9	$225,000	Other liabilities	$—	$(15,854)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	4.4	405,000	Other liabilities	—	(47,593)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		5.15%	Indexed to 1-month Libor	5.6	53,018	Other liabilities	—	(3,731)
Pay-variable interest rate swaps		Indexed to 1-month Libor	5.15%	5.6	53,018	Other assets	3,731	—
					$736,036		$3,731	$(67,178)

The following table provides information about gains and losses recognized, included in interest expense in the accompanying consolidated statements of income, related to interest rate contract derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of loss included in AOCI at end of period, net of tax	$(37,737)	$(38,848)	$(37,737)	$(38,848)
Amount of loss reclassified from AOCI into income during the period (effective portion)	$(4,536)	$(4,844)	$(13,420)	$(14,312)
Amount of gain recognized in income during the period (ineffective portion)	$—	$—	$—	$427

During the nine months ended September 30, 2012 and 2011, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2012, the amount expected to be reclassified from AOCI into income during the next twelve months was $15.4 million.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

At September 30, 2012, investment securities available for sale with a carrying amount of $76.7 million and cash on deposit of $11.5 million were pledged as collateral for interest rate swaps. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at September 30, 2012.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $9.6 million and $8.4 million at September 30, 2012 and December 31, 2011, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $1.8 million and $4.0 million at September 30, 2012 and December 31, 2011, respectively. The fair value of derivative loan commitments and forward sale commitments was nominal at September 30, 2012 and December 31, 2011.

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

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three and nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	Three Months Ended September 30,
	2012			2011
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gains (losses) arising during the period	$43,774	$(16,886)	$26,888	$(7,125)	$2,756	$(4,369)
Reclassification adjustment for net securities gains realized in income	(6,035)	2,328	(3,707)	(1,112)	428	(684)
Net change in unrealized gains on securities available for sale	37,739	(14,558)	23,181	(8,237)	3,184	(5,053)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(5,910)	2,280	(3,630)	(24,632)	9,501	(15,131)
Reclassification adjustment for net losses realized in income	4,536	(1,750)	2,786	4,843	(1,868)	2,975
Net change in unrealized losses on derivative instruments	(1,374)	530	(844)	(19,789)	7,633	(12,156)
Other comprehensive income (loss)	$36,365	$(14,028)	$22,337	$(28,026)	$10,817	$(17,209)

	Nine Months Ended September 30,
	2012			2011
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$100,523	$(38,777)	$61,746	$5,991	$(2,303)	$3,688
Reclassification adjustment for net securities gains realized in income	(6,931)	2,674	(4,257)	(1,215)	468	(747)
Net change in unrealized gains on securities available for sale	93,592	(36,103)	57,489	4,776	(1,835)	2,941
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(14,372)	5,544	(8,828)	(38,597)	14,889	(23,708)
Reclassification adjustment for net losses realized in income	13,420	(5,177)	8,243	14,312	(5,521)	8,791
Net change in unrealized losses on derivative instruments	(952)	367	(585)	(24,285)	9,368	(14,917)
Other comprehensive income (loss)	$92,640	$(35,736)	$56,904	$(19,509)	$7,533	$(11,976)

Note 10   Equity Based Compensation

During the nine months ended September 30, 2012, the Company granted 61,640 shares of unvested stock under the BankUnited 2010 Omnibus Equity Incentive Plan (the “2010 Plan”).  The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $23.08 to $25.20, for a weighted average per share value on the date of grant of $24.57 and an aggregate fair value of $1.4 million, net of anticipated forfeitures. During the nine months ended September 30, 2011, the Company granted 291,440 shares of unvested stock under the 2010 Plan valued at the closing price of the Company’s common stock on the date of grant ranging from $21.74 to $28.05, for a weighted average per share value on the date of grant of $27.81 and an aggregate fair value of $7.4 million, net of anticipated forfeitures. The majority of these shares vest in equal annual installments over a period of three years.  Unvested shares participate in dividends declared on the Company’s common stock on a one-for-one basis.

In August 2012, in conjunction with the execution of employment agreements with certain of its executive officers the Company granted  297,739 shares of restricted stock under the 2010 Plan. The restricted shares vest on varying schedules through December 31, 2014. The aggregate value of the shares granted was $6.7 million, net of a discount for lack of marketability related to post-vesting transferability restrictions on certain of the shares. The restricted shares participate in dividends declared on the Company’s common stock on a one-for-one basis.  The employment agreements also provide for the grant of annual performance share awards under the 2010 Plan based on the achievement of pre-established performance criteria. For the annual performance period ending June 30, 2013, the maximum aggregate value of performance shares that may be granted is $2.0 million. The number of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

performance shares to be awarded is variable; therefore, these awards are classified as liability instruments in the Company’s consolidated balance sheet.

Prior to the IPO, BUFH had a class of authorized membership interests identified as Profits Interest Units (“PIUs”) which were awarded to certain management members of the Company. In conjunction with the IPO, the PIUs outstanding were exchanged for a combination of vested and unvested shares of the Company’s common stock and vested and unvested stock options.  The unvested shares and vested stock options participate in dividends declared on the Company’s common stock on a one-for-one basis. The unvested stock options participate on a one-for-one basis in dividends declared on common stock until they vest. In the first quarter of 2011 in conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and vesting of PIUs. This expense, which is not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.

Total compensation expense recognized in the accompanying consolidated statements of income related to all equity based awards for the three and nine months ended September 30, 2012 was $3.8 million and $20.8 million, respectively. For the three and nine months ended September 30, 2011, compensation expense related to all equity based awards totaled $9.5 million and $135.7 million, respectively.

Note 11   Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities, certain preferred stocks and mutual funds. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within level 2 of the fair value hierarchy include U.S. Government agency debentures, U.S. Government agency and sponsored enterprise mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, certain non-mortgage asset-backed securities, Re-Remics, private label commercial mortgage-backed securities, collateralized loan obligations, state and municipal obligations and U.S. Small Business Administration securities. Pricing of these securities is generally spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include private label mortgage-backed securities, certain non-mortgage asset-backed securities and trust preferred securities. The Company typically values these securities using internally developed or third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

September 30, 2012

these fair value measurements are classified within level 3 of the fair value hierarchy. The fair value of loan commitment derivatives is nominal.

The following tables present assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Treasury and government agency securities	$20,159	$22,527	$—	$42,686
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	2,058,901	—	2,058,901
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	137,254	—	137,254
Re-Remics	—	630,080	—	630,080
Private label residential mortgage-backed securities and CMOs	—	—	488,066	488,066
Private label commercial mortgage-backed securities	—	484,858	—	484,858
Collateralized loan obligations	—	110,246	—	110,246
Non-mortgage asset-backed securities	—	226,157	71,449	297,606
Mutual funds and preferred stocks	148,926	131	—	149,057
State and municipal obligations	—	23,886	—	23,886
Small Business Administration securities	—	344,915	—	344,915
Other debt securities	—	12,360	3,731	16,091
Derivative assets	—	5,101	44	5,145
Total assets at fair value	$169,085	$4,056,416	$563,290	$4,788,791
Derivative liabilities	—	73,143	—	73,143
Total liabilities at fair value	$—	$73,143	$—	$73,143

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities Available for Sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,985,713	$—	$1,985,713
Re-Remics	—	546,310	—	546,310
Private label residential mortgage-backed securities and CMO’s	—	—	387,687	387,687
Private label commercial mortgage-backed securities	—	262,562	—	262,562
Non-mortgage asset-backed securities	—	331,015	79,870	410,885
Mutual funds and preferred stocks	253,778	39	—	253,817
State and municipal obligations	—	25,270	—	25,270
Small Business Administration securities	—	303,677	—	303,677
Other debt securities	—	2,897	3,159	6,056
Derivative assets	—	3,731	—	3,731
Total assets at fair value	$253,778	$3,461,214	$470,716	$4,185,708
Derivative liabilities	—	67,178	—	67,178
Total liabilities at fair value	$—	$67,178	$—	$67,178

There were no transfers of financial assets between levels of the fair value hierarchy during the three and nine months ended September 30, 2012.  During the three months ended September 30, 2011, financial institution preferred stocks with a fair value of $200.1 million were transferred from Level 2 to Level 1 of the fair value hierarchy.  Activity in the market for these securities had increased, enabling management to obtain quoted prices in a market considered to be active for identical securities on the measurement date.  During the three months ended September 30, 2011, non-mortgage asset-backed securities with a fair value of $64.5 million were transferred from

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

level 2 to level 3 of the fair value hierarchy due to an increase in the significance of unobservable inputs to the valuation of the securities transferred. Transfers are recorded as of the end of the reporting period.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012
	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivatives

Balance at beginning of period	$487,990	$75,194	$3,736	$(4)
Gains for the period included in:
Net income	—	—	—	48
Other comprehensive income	11,702	555	13	—
Purchases or issuances	22,863	—	—	—
Sales	—	—	—	—
Settlements	(34,489)	(4,300)	(18)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$488,066	$71,449	$3,731	$44

	Three Months Ended September 30, 2011
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Private Label Commercial Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	Derivatives

Balance, beginning of period	$527,594	$353,235	$64,778	$221,352	$4,511	$(29)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	(19)
Other comprehensive income	566	(5,217)	1,498	(722)	(603)	—
Purchases or issuances	—	75,000	113,592	45,814	—	—
Sales	—	—	—	—	—	—
Settlements	(34,478)	(16,758)	(20,618)	(4,990)	(3)	—
Transfers into level 3	—	—	—	64,533	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance, end of period	$493,682	$406,260	$159,250	$325,987	$3,905	$(48)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

	Nine Months Ended September 30, 2012
	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivatives

Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains for the period included in:
Net income	—	—	—	44
Other comprehensive income	17,852	932	601	—
Purchases or issuances	167,300	—	—	—
Sales	—	—	—	—
Settlements	(84,773)	(9,353)	(29)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$488,066	$71,449	$3,731	$44

	Nine Months Ended September 30, 2011
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Private Label Commercial Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivatives

Balance, beginning of period	$612,631	$382,920	$—	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	—	30
Other comprehensive income	(4,195)	(12,989)	1,498	2,956	(35)	—	—	—
Purchases or issuances	—	84,390	178,370	140,922	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(114,754)	(48,061)	(20,618)	(13,034)	(3)	25,000	44,964	—
Transfers into level 3	—	—	—	64,533	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$493,682	$406,260	$159,250	$325,987	$3,905	$—	$—	$(48)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest expense.”

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of September 30, 2012 (in thousands):

	Fair Value at	Valuation	Unobservable	Range (Weighted
	September 30, 2012	Technique	Input	Average)
Private label residential mortgage-backed securities and CMO’s - Covered	$206,614	Discounted cash flow	Voluntary prepayment rate	1.00% - 30.40% (8.66%)
			Probability of default	0.00% - 30.74% (8.13%)
			Loss severity	0.00% - 74.85% (7.79%)

Private label residential mortgage-backed securities and CMO’s - Non-covered	$281,452	Discounted cash flow	Voluntary prepayment rate	6.22% - 62.62% (23.95%)
			Probability of default	0.00% - 7.45% (1.19%)
			Loss severity	0.00% - 49.85% (19.13%)

Non-mortgage asset-backed securities secured by commercial loans	$71,449	Discounted cash flow	Voluntary prepayment rate	5.00% - 10.00% (8.63%)
			Probability of default	4.00% - 5.00% (4.73%)
			Loss severity	55.00% - 55.00% (55.00%)

The significant unobservable inputs used in the fair value measurement of private label residential mortgage-backed securities and non-mortgage asset-backed securities include voluntary prepayment rates,

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

probability of default and loss severity given default. Generally, significant increases in any of those inputs would result in a lower fair value measurement.  Alternatively, decreases in any of those inputs would result in a higher fair value measurement. The fair value measurements of those securities with higher levels of subordination will be less sensitive to changes in these unobservable inputs, while securities with lower levels of subordination will show a higher degree of sensitivity to changes in these unobservable inputs.  Generally, a change in the assumption used for probability of default is accompanied by a directionally similar change in the assumption used for loss severity given default and a directionally opposite change in the assumption used for voluntary prepayment rate.

Non-mortgage asset-backed securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2012 consisted of two groups of securities collateralized by small balance commercial loans. The first group, with a fair value of $21.7 million, is comprised of 2003 issue senior floating rate bonds with a coupon of LIBOR + 0.43%,  rated AAA/AA+/Aa2 (Fitch/S&P/Moody’s) with a current subordination level of 26.1%.  The second group, with a fair value of $49.7 million, is comprised of AAA rated 2011 issue senior fixed rate bonds with a coupon of 5% and a current subordination level of 28.5%.

Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at September 30, 2012 can be categorized into three groups.  The first group, with an aggregate fair value of $199.1 million, is comprised of AAA rated securities issued from 2010 to 2012, collateralized by prime jumbo fixed rate and hybrid 1-4 single family residential mortgages with collateral origination dates ranging from 2009 to 2012.  The coupon rates on these bonds range from 2.9% to 4.1% and current subordination levels range from 7.3% to 22.8%. The second group, with an aggregate fair value of $38.2 million, consists of securities issued in 2010 collateralized by Alt-a, fixed rate 1-4 single family mortgages originated from 2005 to 2008.  The securities in this group are senior and senior subordinate tranches with ratings ranging from Aaa to A1.  The coupon rates on these bonds range from 5.2% to 5.7% and current subordination levels range from 60.9% to 71.0%. The third group, with an aggregate fair value of $44.2 million, is comprised of senior tranches issued from 2003 to 2004 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.7% to 5.5%, ratings ranging from A2 to AAA and current subordination levels ranging from 7.1% to 12.9%.

The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2012 consisted of pooled trust preferred securities with a fair value of $3.7 million and private label residential mortgage-backed securities with a fair value of $206.6 million.  The trust preferred securities are not material to the Company’s financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

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

September 30, 2012

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

The following tables present assets for which nonrecurring changes in fair value have been recorded for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

					Gains (Losses) from Fair Value Changes
	September 30, 2012				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2012
Other real estate owned	$—	$—	$89,221	$89,221	$(1,385)	$(7,980)
Impaired loans	$—	$—	$5,123	$5,123	$(1,301)	$(1,301)

					Gains (Losses) from Fair Value Changes
	September 30, 2011				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2011
Other real estate owned	$—	$—	$124,990	$124,990	$(4,037)	$(21,823)
Impaired loans	$—	$—	$2,841	$2,841	$(1,352)	$(6,506)

The following table presents the carrying value and fair value of financial instruments as of September 30, 2012 and December 31, 2011 and the level within the fair value hierarchy in which those measurements are classified (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2012

		September 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$346,643	$346,643	$303,742	$303,742
Investment securities available for sale	1/2/3	4,783,646	4,783,646	4,181,977	4,181,977
Non-marketable equity securities	2	145,723	145,723	147,055	147,055
Loans held for sale	2/3	6,412	6,441	3,952	3,994
Loans:
Covered	3	2,022,848	2,623,766	2,398,737	2,856,268
Non-covered	3	3,218,217	3,238,842	1,689,919	1,725,313
FDIC Indemnification asset	3	1,628,511	1,488,928	2,049,151	1,950,446
Accrued interest receivable	2	22,060	22,060	19,133	19,133
Derivative assets	2/3	5,145	5,145	3,731	3,731
Liabilities:
Demand, savings and money market deposits	1	$5,732,481	$5,732,481	$4,777,530	$4,777,530
Time deposits	2	2,725,382	2,753,747	2,587,184	2,621,874
Short-term borrowings	1	621	621	206	206
Federal Home Loan Bank advances and other borrowings	2	2,218,695	2,254,007	2,236,131	2,294,265
Income taxes payable	2	5,116	5,116	53,171	53,171
Accrued interest payable	2	6,559	6,559	8,519	8,519
Advance payments by borrowers for taxes and insurance	2	44,645	44,645	21,838	21,838
Derivative liabilities	2	73,143	73,143	67,178	67,178

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, accrued interest receivable, short-term borrowings, income taxes payable, accrued interest payable and advance payments by borrowers for taxes and insurance.

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

Loans held for sale:

The fair value of conforming loans originated and held for sale is based on pricing currently available to the Company in the secondary market. Non-conforming loans held for sale, if performing, are valued using a market approach based on observable market prices and transactions for comparable instruments.  Nonperforming loans held for sale are valued using a discounted cash flow technique incorporating market based probability of default, loss severity given default, recovery lag and appropriately risk weighted discount rate assumptions.

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

September 30, 2012

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

September 30, 2012

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

Total lending related commitments outstanding at September 30, 2012 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$268,507	$268,507
Commitments to purchase loans	—	24,525	24,525
Unfunded commitments under lines of credit	70,757	417,278	488,035
Commercial and standby letters of credit	—	35,346	35,346
	$70,757	$745,656	$816,413

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2012 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2011 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Quarterly Highlights

•                  Net income for the quarter ended September 30, 2012 was $49.6 million or $0.48 per diluted share, as compared to $45.6 million or $0.45 per diluted share, for the quarter ended September 30, 2011.

•                  Net interest income increased by $10.6 million to $139.4 million for the quarter ended September 30, 2012 from $128.8 million for the quarter ended September 30, 2011. Interest income increased by $7.1 million and interest expense declined by $3.5 million for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011. The increase in interest income resulted from growth in both the loan and investment portfolios, partially offset by a decline in the yield on average earning assets to 6.58% from 7.96%. The decline in interest expense primarily related to a decline in the average cost of interest bearing liabilities to 1.31% from 1.62% coupled with an increase in non-interest bearing deposits as a percentage of total funding sources.  The net interest margin decreased to 5.39% from 6.30%.  Declines in the yield on average earning assets, the cost of interest bearing liabilities and the net interest margin are reflective of lower market interest rates.

•                  Loans, net of discount and deferred fees and costs, increased by $222.8 million during the quarter ended September 30, 2012. New loans grew by $361.3 million while covered loans declined by $138.5 million.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 0.96%, a ratio of non-performing loans to total loans of 0.62%, and an annualized net charge-off ratio of 0.17%. Substantially all non-performing assets were covered assets at September 30, 2012.

•                  Demand deposits represented 20.5% of total deposits at September 30, 2012 compared to 16.6% of total deposits at December 31, 2011 while time deposits declined to 32.2% of total deposits at September 30, 2012 from 35.1% at December 31, 2011.

•                  The Company’s capital ratios continue to exceed the requirements to be considered well capitalized under applicable regulatory guidelines, with a Tier 1 leverage ratio of 12.9%, a Tier 1 risk-based capital ratio of 34.3% and a Total risk-based capital ratio of 35.6% at September 30, 2012.

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

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is being recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion related to ACI loans on net interest income, the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans.  The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio.  ACI loans represented 33.9% and 50.8% of total loans, net of discounts, premiums and deferred fees and costs, at September 30, 2012 and December 31, 2011, respectively. As the impact of accretion related to ACI loans declines, we expect our net interest margin and interest rate spread to decrease.

Payments received in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool.  Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans are recognized as interest income upon receipt.  The carrying value of one pool was reduced to zero in late 2011.  Future expected cash flows from this pool totaled $151.5 million as of September 30, 2012.  The UPB of loans remaining in this pool was $313.5 million at September 30, 2012.  We expect that future proceeds from loans in this pool will result in an increase in resolution income from this pool. To some extent, the increase in interest income will be offset by a reduction in non-interest income reported in the consolidated statement of income line item “Income from resolution of covered assets, net.”  The timing of receipt of proceeds from loans in this pool may be unpredictable, leading to increased volatility in the yield on the pool.

Consistent with prior years, the Company plans to sell covered loans in the fourth quarter of 2012, including loans from the ACI residential pool with a carrying value of zero.  All of the proceeds from the sale of loans in this pool will be recorded as interest income in the fourth quarter of 2012.  We expect this to result in an increase in the yield on this pool and in the net interest margin of the Company in the fourth quarter as compared to the third quarter of 2012.  Also see the section entitled “Non-Interest Income” below for further discussion of the anticipated fourth quarter loan sale.

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

	Three Months Ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest earning assets:
Investment securities available for sale	$4,658,274	$32,149	2.76%	$3,747,679	$28,984	3.09%
Other interest earning assets	559,889	1,117	0.80%	544,733	522	0.38%
Loans	5,117,295	137,039	10.69%	3,885,210	133,649	13.72%
Total interest earning assets	10,335,458	170,305	6.58%	8,177,622	163,155	7.96%
Allowance for loan and lease losses	(56,392)			(56,489)
Non-interest earning assets	2,372,698			2,710,161
Total assets	$12,651,764			$10,831,294
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$505,657	824	0.65%	$384,425	637	0.66%
Savings and money market deposits	3,989,263	5,867	0.59%	3,425,440	7,599	0.88%
Time deposits	2,661,285	9,768	1.46%	2,371,668	10,201	1.71%
Total interest bearing deposits	7,156,205	16,459	0.91%	6,181,533	18,437	1.18%
Borrowings:
FHLB advances and other borrowings	2,225,235	14,420	2.58%	2,243,737	15,919	2.81%
Short-term borrowings	7,952	9	0.43%	939	1	0.49%
Total interest bearing liabilities	9,389,392	30,888	1.31%	8,426,209	34,357	1.62%
Non-interest bearing demand deposits	1,199,577			634,205
Other non-interest bearing liabilities	335,193			280,601
Total liabilities	10,924,162			9,341,015
Stockholders’ equity	1,727,602			1,490,279
Total liabilities and stockholders’ equity	$12,651,764			$10,831,294
Net interest income		$139,417			$128,798
Interest rate spread			5.27%			6.34%
Net interest margin			5.39%			6.30%

(1) Annualized

	Nine Months Ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets:
Interest earning assets:
Investment securities available for sale	$4,582,143	$99,247	2.89%	$3,498,872	$90,770	3.46%
Other interest earning assets	535,912	3,306	0.82%	635,780	2,145	0.45%
Loans	4,736,869	415,957	11.72%	3,803,764	370,543	13.00%
Total interest earning assets	9,854,924	518,510	7.02%	7,938,416	463,458	7.79%
Allowance for loan and lease losses	(54,540)			(58,693)
Non-interest earning assets	2,408,962			2,954,630
Total assets	$12,209,346			$10,834,353
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$494,331	2,406	0.65%	$368,896	1,814	0.66%
Savings and money market deposits	3,870,050	18,790	0.65%	3,309,392	21,848	0.88%
Time deposits	2,621,599	29,270	1.49%	2,602,147	34,105	1.75%
Total interest bearing deposits	6,985,980	50,466	0.96%	6,280,435	57,767	1.23%
Borrowings:
FHLB advances and other borrowings	2,229,674	44,976	2.69%	2,248,456	47,238	2.81%
Short-term borrowings	14,777	45	0.41%	1,672	6	0.48%
Total interest bearing liabilities	9,230,431	95,487	1.38%	8,530,563	105,011	1.65%
Non-interest bearing demand deposits	1,040,153			593,357
Other non-interest bearing liabilities	276,857			276,457
Total liabilities	10,547,441			9,400,377
Stockholders’ equity	1,661,905			1,433,976
Total liabilities and stockholders’ equity	$12,209,346			$10,834,353
Net interest income		$423,023			$358,447
Interest rate spread			5.64%			6.14%
Net interest margin			5.72%			6.02%

(1) Annualized

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Net interest income was $139.4 million for the three months ended September 30, 2012 compared to $128.8 million for the three months ended September 30, 2011, an increase of $10.6 million. The increase in net interest income was comprised of an increase in interest income of $7.1 million and a decrease in interest expense of $3.5 million.

The increase in interest income resulted primarily from a $3.4 million increase in interest income from loans and a $3.2 million increase in interest income from investment securities available for sale. Increased interest income from loans resulted from a $1.2 billion increase in the average balance outstanding and a decrease in the average yield to 10.69% for the three months ended September 30, 2012 from 13.72% for the comparable period in 2011. The yield on loans acquired in the FSB Acquisition was 20.04% for the three months ended September 30, 2012 as compared to 17.16% for the three months ended September 30, 2011.  This increase resulted primarily from (i) covered loans being resolved at a faster rate than expected, resulting in higher accretion, (ii) improvements in probability of default and loss severity given default leading to an increase in expected cash flows and (iii) recognition of all proceeds from resolution of loans in one residential pool with a carrying value of zero as interest income as discussed above. The increased yield on loans acquired in the FSB Acquisition was offset by a decline in the yield on new loans to 4.15% for the three months ended September 30, 2012 from 4.66% for the three months ended September 30, 2011, coupled with an increase in the proportion of the total portfolio represented by new loans. The decline in yield on new loans was a function of lower market rates of interest. New loans represented

58.85% of average loans outstanding for the three months ended September 30, 2012 as compared to 27.51% of average loans outstanding for the three months ended September 30, 2011.

Increased interest income on investment securities available for sale for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 resulted from an increase of $0.9 billion in the average balance outstanding. The impact on interest income of the increase in the average balance was partially offset by a decline in the average yield to 2.76% for the three months ended September 30, 2012 from 3.09% for the three months ended September 30, 2011, reflecting the impact of lower market interest rates and the sale of certain higher yielding preferred stock investments.

The primary components of the decrease in interest expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 were a $2.0 million decline in interest expense on deposits and a $1.5 million decrease in interest expense on FHLB advances and other borrowings.  The decline in interest expense on deposits was attributable primarily to declining market rates of interest partially offset by a $1.6 million reduction in accretion of fair value adjustments and an increase of $1.0 billion in the average balance of interest bearing deposits. The decline in interest expense on FHLB advances and other borrowings resulted primarily from lower interest rates on outstanding advances.

The net interest margin for the three months ended September 30, 2012 was 5.39% as compared to 6.30% for the three months ended September 30, 2011, a decrease of 91 basis points. The net interest spread declined to 5.27% for the three months ended September 30, 2012 from 6.34% for the three months ended September 30, 2011. An improvement in the average rate paid on interest bearing liabilities to 1.31% for the quarter ended September 30, 2012 from 1.62% for the quarter ended September 30, 2011 was offset by a decline in the average yield on interest earning assets to 6.58% from 7.96% for those same periods. The decline in the average yield on interest earning assets resulted from the lower yield on loans and investment securities as discussed above. The impact on the net interest margin of the decline in average yield was partly mitigated by an increase in average interest earning assets as a percentage of average total assets combined with a decrease in average interest bearing liabilities as a percentage of average total liabilities and equity.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net interest income was $423.0 million for the nine months ended September 30, 2012 compared to $358.4 million for the nine months ended September 30, 2011, an increase of $64.6 million. The increase in net interest income was comprised of an increase in interest income of $55.1 million and a decrease in interest expense of $9.5 million.

The increase in interest income resulted primarily from a $45.4 million increase in interest income from loans and an $8.5 million increase in interest income from investment securities available for sale. Increased interest income from loans was attributable to a $0.9 billion increase in the average balance outstanding offset by a decrease in the average yield to 11.72% for the nine months ended September 30, 2012 from 13.00% for the comparable period in 2011. The yield on loans acquired in the FSB Acquisition was 19.99% for the nine months ended September 30, 2012 as compared to 15.03% for the nine months ended September 30, 2011.  The increased yield on loans acquired in the FSB Acquisition was offset by a decline in the yield on new loans to 4.32% for the nine months ended September 30, 2012 from 5.01% for the nine months ended September 30, 2011, coupled with an increase in the proportion of the total portfolio represented by new loans.

While the average volume of investment securities available for sale increased by $1.1 billion for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, the yield declined to 2.89% for the nine months ended September 30, 2012 from 3.46% for the nine months ended September 30, 2011.

The primary components of the decrease in interest expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were a $7.3 million decline in interest expense on deposits and a $2.3 million decline in interest expense on FHLB advances and other borrowings.

The net interest margin for the nine months ended September 30, 2012 was 5.72% as compared to 6.02% for the nine months ended September 30, 2011, a decrease of 30 basis points. The net interest spread declined to 5.64% for the nine months ended September 30, 2012 from 6.14% for the nine months ended September 30, 2011. An improvement in the average rate paid on interest bearing liabilities to 1.38% for the nine months ended September 30, 2012 from 1.65% for the nine months ended September 30, 2011 was offset by a decline in the average yield on interest earning assets to 7.02% from 7.79% for those same periods.

The factors impacting trends in net interest income for the nine months ended September 30, 2012 were consistent with those impacting net interest income for the three months then ended, discussed above.

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

Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net gain (loss) on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended September 30, 2012 and 2011, we recorded provisions for (recoveries of) losses on covered loans of $1.0 million and $(6.4) million, respectively. For the three months ended September 30, 2012 and 2011, the impact on earnings from these provisions was significantly mitigated by recording increases (reductions) in non-interest income of $0.9 million and of $(3.8) million, respectively. For the nine months ended September 30, 2012 and 2011, we recorded provisions for (recoveries of) losses on covered loans of $1.1 million and $(2.8) million and increases (reductions) in related non-interest income of $1.6 million and $(2.9) million, respectively.

For the three months ended September 30, 2012 and 2011, we recorded provisions for loan losses of $5.4 million and $7.6 million, respectively, related to new loans.  For the nine months ended September 30, 2012 and 2011, we recorded provisions for loan losses of $16.7 million and $12.6 million, respectively, related to new loans.  Increases in the provision for losses on new loans related primarily to growth in the new loan portfolio. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income.

Non-Interest Income

The Company reported non-interest income of $25.7 million and $32.8 million for the three months ended September 30, 2012 and September 30, 2011, respectively.  Non-interest income was $83.7 million for the nine months ended September 30, 2012 as compared to $149.9 million for the nine months ended September 30, 2011. The following table presents a comparison of the categories of non-interest income for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accretion of discount on FDIC indemnification asset	$3,432	$10,804	$14,513	$45,247
Income from resolution of covered assets, net	17,517	4,702	39,602	7,068
Net gain (loss) on indemnification asset	(14,199)	(777)	(26,602)	36,857
FDIC reimbursement of costs of resolution of covered assets	3,566	5,859	13,415	24,600
Non-interest income from covered assets	10,316	20,588	40,928	113,772
Service charges and fees	3,095	2,730	9,440	8,062
Gain on sale of investment securities available for sale, net	6,035	1,112	6,931	1,215
Mortgage insurance income	2,571	4,143	8,910	12,228
Investment services income	1,044	1,645	3,267	6,160
Other non-interest income	2,623	2,537	14,272	8,438
	$25,684	$32,755	$83,748	$149,875

Non-interest income related to transactions in the covered assets

A significant portion of our non-interest income for the three and nine months ended September 30, 2012 and 2011 resulted from the resolution of assets covered by our Loss Sharing Agreements with the FDIC and accretion of discount on the FDIC indemnification asset. Non-interest income related to transactions in covered assets represented 40% and 63% of total non-interest income for the quarters ended September 30, 2012 and 2011, respectively, and 49% and 76% for the nine months ended September 30, 2012 and 2011.

Accretion of discount on the FDIC indemnification asset totaled $3.4 million and $10.8 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, respectively, accretion of discount on the FDIC indemnification asset totaled $14.5 million and $45.2 million. The FDIC indemnification asset was recorded in conjunction with the FSB Acquisition at its estimated fair value, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. If projected cash flows from the ACI loans increase, the yield on the loans will increase accordingly and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the indemnification asset. The decrease in accretion for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was related to the decrease in the average balance of the indemnification asset as well as a decrease in the average discount rate. For the three months ended September 30, 2012 and 2011, the average rate at which discount was accreted on the FDIC indemnification asset was 0.82% and 1.99%, respectively. The average rate at which discount was accreted on the FDIC indemnification asset for the nine months ended September 30, 2012 and 2011 was 1.10% and 2.61%, respectively.

The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. As we continue to submit claims under the Loss Sharing Agreements, the remaining balance of the indemnification asset will decline further. Additionally, we expect the amount of accretion to continue to decline in future periods because our projected cash flows from ACI loans have increased, and as a result we expect to collect less cash flow from the indemnification asset. If our projections of cash flows from the ACI loans continue to increase, we expect to incur negative accretion, or amortization, of the FDIC indemnification asset in future periods. As of September 30, 2012, the excess of undiscounted cash flows expected to be received from the FDIC over the carrying amount of the FDIC indemnification asset was approximately $11.5 million.

The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the statement of income line item “Net gain (loss) on indemnification asset.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•                  gains or losses from the resolution of covered assets;

•                  provisions for losses on covered loans;

•                  gains or losses on the sale of OREO; and

•                  impairment of OREO.

Each of these types of transactions is discussed further below.

A rollforward of the FDIC indemnification asset for the year ended December 31, 2011 and the nine months ended September 30, 2012 follows (in thousands):

Balance, December 31, 2010	$2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812
Balance, December 31, 2011	2,049,151
Accretion	14,513
Reduction for claims filed	(408,551)
Net loss on indemnification asset	(26,602)
Balance, September 30, 2012	$1,628,511

Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure or charge-off. The difference between consideration received in resolution of covered loans and the amount of projected losses from resolution of those loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income recorded in any period will be impacted by the number and UPB of ACI loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income from resolution of covered assets, net for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Payments in full	$20,053	$18,917	$54,984	$69,812
Foreclosures	(2,832)	(8,715)	(16,511)	(40,175)
Short sales	(827)	(4,702)	(3,431)	(21,231)
Charge-offs	(1,356)	(1,363)	(2,592)	(6,334)
Recoveries	2,479	565	7,152	4,996
Income from resolution of covered assets, net	$17,517	$4,702	$39,602	$7,068

The primary driver of the increase in income from resolution of covered assets, net for the three and nine month periods ended September 30, 2012 as compared to the three and nine month periods ended September 30, 2011 was a decrease in the impact of losses from foreclosures and short sales. This decrease related to both a decline in the level of foreclosure and short sale activity and improvements in real estate values in the Company’s primary markets. Charge-offs for the nine months ended September 30, 2011 exceeded those for the nine months ended September 30, 2012 due primarily to a higher number and dollar amount of charge-offs of home equity lines of credit recognized during the nine months ended September 30, 2011.

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

Net gain (loss) on indemnification asset of $(14.2) million and $(0.8) million was recorded for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011we recorded net gain (loss) on indemnification asset of $(26.6) million and $36.9 million, respectively. These gains and losses represent the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of transactions related to covered assets was $2.3 million and $3.4 million, respectively, for the three months ended September 30, 2012 and 2011, and $5.4 million and $(2.4) million, respectively, for the nine months ended September 30, 2012 and 2011, as detailed in the tables below (in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
(Provision for) recovery of losses on covered loans	$(1,021)	$947	$(74)	$6,379	$(3,762)	$2,617
Income from resolution of covered assets, net	17,517	(15,136)	2,381	4,702	(2,668)	2,034
Gain (loss) on sale of OREO	1,410	(1,118)	292	(2,865)	2,425	(440)
Impairment of OREO	(1,385)	1,108	(277)	(4,037)	3,228	(809)
Net OREO gain (loss)	25	(10)	15	(6,902)	5,653	(1,249)
	$16,521	$(14,199)	$2,322	$4,179	$(777)	$3,402

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
(Provision for) recovery of losses on covered loans	$(1,137)	$1,620	$483	$2,805	$(2,930)	$(125)
Income from resolution of covered assets, net	39,602	(33,510)	6,092	7,068	1,486	8,554
Gain (loss) on sale of OREO	1,499	(1,096)	403	(27,339)	20,813	(6,526)
Impairment of OREO	(7,980)	6,384	(1,596)	(21,823)	17,488	(4,335)
Net OREO gain (loss)	(6,481)	5,288	(1,193)	(49,162)	38,301	(10,861)
	$31,984	$(26,602)	$5,382	$(39,289)	$36,857	$(2,432)

Consistent with prior years, the Company plans to sell covered loans in the fourth quarter of 2012, including loans from a pool of ACI residential loans with a carrying value of zero.  This is the first sale of loans from this pool subsequent to the carrying value being reduced to zero, which occurred in late 2011.  Proceeds from the sale of loans from this pool will be recorded as interest income. Since the amount of indemnification received from the FDIC when loans are resolved is determined based on the UPB of the loans, depending on the pricing of the sales, the Company may still realize a gain on the FDIC indemnification asset related to the sale of these loans.  As a result, the net impact of the loan sale included in non-interest income in the fourth quarter of 2012 may not be consistent with the net losses recorded in prior years.

Certain OREO and foreclosure related expenses, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended September 30, 2012 and 2011, non-interest expense included approximately $4.8 million and $6.0 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the nine months ended September 30, 2012 and 2011, non-interest expense included approximately $14.9 million and $23.5 million, respectively, of such expenses. During the three months ended September 30, 2012 and 2011, claims of $3.6 million and $5.9 million, respectively, were submitted to the FDIC for reimbursement. During the nine months ended September 30, 2012 and 2011, $13.4 million and $24.6 million, respectively, of such claims were submitted to the FDIC. As of September 30, 2012, $19.2 million of expenses remained to be submitted for reimbursement from the FDIC in future periods.

Other components of non-interest income

Gains on the sale of investment securities available for sale during the three and nine months ended September 30, 2012 resulted primarily from the sale of positions in financial institution preferred stocks.

Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offsets amounts otherwise reimbursable by the FDIC. The decrease in mortgage insurance income for the three and nine months ended September 30, 2012 as compared with the three and nine months ended September 30, 2011 resulted from a decline in the volume of claims.

Other non-interest income for the nine months ended September 30, 2012 included a gain of $5.3 million on the acquisition of Herald.  For further discussion, see Note 3 to the consolidated financial statements.

Non-Interest Expense

The Company reported non-interest expense of $77.2 million and $244.4 million, respectively, for the three and nine months ended September 30, 2012, as compared to $79.8 million and $380.0 million, respectively, for the three and nine months ended September 30, 2011. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee compensation and benefits	$41,968	$41,350	$132,544	$232,020
Occupancy and equipment	13,725	9,879	38,776	26,275
Impairment of other real estate owned	1,385	4,037	7,980	21,823
Foreclosure expense	3,060	3,859	9,671	14,386
(Gain) loss on sale of other real estate owned	(1,410)	2,865	(1,499)	27,339
Other real estate owned expense	1,756	2,188	5,193	9,120
Deposit insurance expense	2,040	134	5,136	6,652
Professional fees	3,850	5,468	11,452	12,204
Telecommunications and data processing	3,379	2,951	9,730	9,817
Other non-interest expense	7,469	7,021	25,388	20,344
	$77,222	$79,752	$244,371	$379,980

Employee compensation and benefits

Employee compensation and benefits expense for the three months ended September 30, 2012 reflects a $5.8 million decrease in equity based compensation resulting primarily from the vesting of certain awards issued in conjunction with the Company’s IPO, partially offset by $1.5 million related to new equity awards granted during the quarter. Exclusive of the impact of the decline in equity based compensation, employee compensation and benefits expense for the quarter ended September 30, 2012 increased by $6.4 million as compared to the quarter ended September 30, 2011. This increase reflected continued growth and enhancement of personnel as well as $2.2 million related to incentive and retention bonus awards granted to certain executive officers during the quarter ended September 30, 2012.

Employee compensation and benefits expense decreased by $99.5 million to $132.5 million for the nine months ended September 30, 2012 as compared to $232.0 million for the nine months ended September 30, 2011. Employee compensation and benefits for the nine months ended September 30, 2011 included a one-time equity based compensation charge of $110.4 million recorded in conjunction with the consummation of the IPO as discussed in Note 10 to the consolidated financial statements.  This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company’s capital position.  Excluding the impact of this one-time charge, employee compensation and benefits increased by $10.9 million for the nine months ended September 30, 2012 reflecting growth and the continued enhancement of personnel.

Occupancy and equipment

Occupancy and equipment costs increased by $3.8 million and $12.5 million to $13.7 million and $38.8   million, respectively, for the three and nine months ended September 30, 2012 as compared to $9.9 million and $26.3 million for the three and nine months ended September 30, 2011. These increases related primarily to the expansion and refurbishment of our branch network and enhancements to our technology platforms.

OREO and foreclosure related costs

At September 30, 2012 as well as during the three and nine months ended September 30, 2012 and 2011, all of our OREO properties were covered by the Loss Sharing Agreements. Therefore, losses from sale or impairment of OREO are substantially offset by non-interest income related to indemnification by the FDIC. Generally, OREO and foreclosure related expenses are also reimbursed under the terms of the Loss Sharing Agreements.

Impairment of OREO declined by $2.7 million to $1.4 million for the three months ended September 30, 2012 from $4.0 million for the three months ended September 30, 2011 and by $13.8 million to $8.0 million for the nine months ended September 30, 2012 from $21.8 million for the nine months ended September 30, 2011. Net gains on the sale of OREO totaled $1.4 million and $1.5 million for the three and nine months ended September 30, 2012, respectively as compared to net losses on the sale of OREO of $2.9 million and $27.3 million, respectively, for the three and nine months ended September 30, 2011. These improvements resulted from a decline in the level of foreclosure and OREO activity as well as improvements in loss severity experience.

Sales of residential OREO properties comprised the substantial majority of OREO sale activity. For the three months ended September 30, 2012, 302 residential OREO units were sold as compared to 529 units for the three months ended September 30, 2011. Residential units sold at a gain comprised 56% and 34% of total units sold for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, 1,096 residential OREO units were sold as compared to 2,321 units for the nine months ended September 30, 2011. Residential units sold at a gain comprised 48% and 28% of total units sold for the nine months ended September 30, 2012 and 2011, respectively. Additionally, the average gain per unit sold at a gain increased and the average loss per unit sold at a loss decreased for both the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. The impact on the consolidated financial statements of gains and losses on sales of OREO is significantly mitigated by the impact of indemnification by the FDIC.

In total, foreclosure and OREO related expenses decreased by $1.2 million to $4.8 million for the three months ended September 30, 2012 from $6.0 million for the three months ended September 30, 2011. Foreclosure and OREO related expenses decreased by $8.6 million to $14.9 million for the nine months ended September 30, 2012 from $23.5 million for the nine months ended September 30, 2011. These declines were primarily attributable to decreases in the levels of foreclosure activity and OREO inventory. At September 30, 2012, there were 1,636 units in the foreclosure pipeline and 475 units in OREO as compared to 3,173 units in the foreclosure pipeline and 810 units in OREO at September 30, 2011.

We have performed an internal assessment of our foreclosure practices and procedures and of our vendor management processes related to outside vendors that assist us in the foreclosure process. This assessment did not reveal any deficiencies in processes and procedures that we believe to be of significance.

Other components of non-interest expense

Deposit insurance expense increased by $1.9 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 primarily due to a cumulative favorable adjustment to the deposit insurance premium effected during the three months ended September 30, 2011. The continued impact of favorable changes in the deposit insurance base coupled with a relatively low assigned risk rating led to reduced deposit insurance expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

The decline in professional fees for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 related primarily to costs of the Herald acquisition included in this line item for 2011.

The most significant components of the increase in other non-interest expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were increased advertising costs and exit costs associated with the closure of a branch of Herald.

Income Taxes

The provision for income taxes was $31.9 million and $95.8 million, respectively, for the three and nine months ended September 30, 2012 as compared to $35.0 million and $96.6 million, respectively, for the three and nine months ended September 30, 2011.  The Company’s effective tax rate was 39% for the three and nine months ended September 30, 2012 as compared to 43% and 82%, respectively, for the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012, the effective tax rate differed from the statutory federal income tax rate of 35% primarily due to state income taxes.  For the three months ended September 30, 2011, the effective tax rate differed from the statutory federal income tax rate primarily due to state income taxes and certain non-deductible equity based compensation.  For the nine months ended September 30, 2011, the Company’s effective tax rate differed from the statutory federal tax rate primarily due to the $110.4 million charge to compensation expense recorded in conjunction with the IPO.  This expense was not deductible for income tax purposes.  Additionally, a provision of approximately $8.1 million, including penalties and interest, was recorded for uncertain state income tax positions during the nine months ended September 30, 2011.

Financial Condition

Average interest-earning assets increased $1.9 billion to $9.9 billion for the nine months ended September 30, 2012 from $7.9 billion for the nine months ended September 30, 2011. This increase was driven by a $1.1 billion increase in the average balance of investment securities and a $0.9 billion increase in average loans. Average non-interest earning assets declined by $545.7 million.  The most significant component of this decline was the decrease in the FDIC indemnification asset from claims paid.

Average interest bearing liabilities increased by $699.9 million to $9.2 billion for the nine months ended September 30, 2012 from $8.5 billion for the nine months ended September 30, 2011, due primarily to an increase of $705.5 million in average interest-bearing deposits. Average non-interest bearing deposits increased by $446.8 million.

Average stockholders’ equity increased by $227.9 million, due largely to the retention of earnings. To a lesser extent, the increase in average stockholders’ equity was impacted by the issuance of equity consideration in the acquisition of Herald, an increase in unrealized gains on investment securities available for sale and dividends.

Investment Securities Available for Sale

The following tables show, as of September 30, 2012 and December 31, 2011, the amortized cost and fair value of investment securities available for sale and the breakdown of covered and non-covered securities (in thousands):

	September 30, 2012
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Treasury and government agency securities	$—	$—	$—	$—	$42,506	$181	$(1)	$42,686	$42,506	$42,686
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,991,320	67,616	(35)	2,058,901	1,991,320	2,058,901
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	134,467	2,787	—	137,254	134,467	137,254
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	622,967	8,180	(1,067)	630,080	622,967	630,080
Private label residential mortgage-backed securities and CMOs	148,857	57,927	(170)	206,614	276,670	4,880	(98)	281,452	425,527	488,066
Private label commercial mortgage-backed securities	—	—	—	—	463,914	20,944	—	484,858	463,914	484,858
Collateralized loan obligations	—	—	—	—	109,757	489	—	110,246	109,757	110,246
Non-mortgage asset-backed securities	—	—	—	—	292,189	5,777	(360)	297,606	292,189	297,606
Mutual funds and preferred stocks	16,382	102	(510)	15,974	124,961	8,122	—	133,083	141,343	149,057
State and municipal obligations	—	—	—	—	23,576	314	(4)	23,886	23,576	23,886
Small Business Administration securities	—	—	—	—	339,698	5,217	—	344,915	339,698	344,915
Other debt securities	3,894	2,697	—	6,591	9,130	370	—	9,500	13,024	16,091
	$169,133	$60,726	$(680)	$229,179	$4,431,155	$124,877	$(1,565)	$4,554,467	$4,600,288	$4,783,646

	December 31, 2011
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713	$1,952,095	$1,985,713
Re-Remics	—	—	—	—	544,924	4,972	(3,586)	546,310	544,924	546,310
Private label residential mortgage-backed securities and CMO’s	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866	342,999	387,687
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562	255,868	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885	414,274	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500	252,087	253,817
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270	24,994	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677	301,109	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—	3,868	6,056
	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783	$4,092,218	$4,181,977

Investment securities available for sale grew by $601.7 million to $4.8 billion at September 30, 2012 from $4.2 billion at December 31, 2011. Growth of the investment portfolio reflects continued deployment of cash generated from growth in deposits, loan resolution activity and claims paid by the FDIC as well as the acquisition of Herald. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities and Re-Remics, collateralized loan obligations, bank preferred stocks, U.S. Small Business Administration securities and non-mortgage asset-backed securities collateralized primarily by auto loans, student loans, servicer advances and small balance commercial loans that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of September 30, 2012 was 4.2 years and the effective duration was 1.7 years.

Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. government sponsored enterprise preferred stocks and corporate debt securities covered under the commercial shared loss agreement.  To date, the Company has not submitted any claims for reimbursement related to the covered securities. As the investment portfolio has grown, covered securities have represented a declining percentage of the total portfolio. Covered securities represented 4.8% and 5.6% of the fair value of the investment portfolio at September 30, 2012 and December 31, 2011, respectively.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of September 30, 2012.  Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities.  Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Treasury and government agency securities	$17,591	0.57%	$25,095	0.47%	$—	—	$—	—	$42,686	0.51%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	334,244	1.68%	949,609	2.23%	537,633	2.44%	237,415	2.59%	2,058,901	2.24%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	810	1.63%	4,155	1.45%	124,340	1.91%	7,949	1.92%	137,254	1.90%
Re-Remics	98,228	3.65%	271,785	3.31%	173,303	3.11%	86,764	2.98%	630,080	3.26%
Private label residential mortgage-backed securities and CMOs	124,479	5.13%	246,585	5.39%	81,293	7.09%	35,709	8.69%	488,066	5.85%
Private label commercial mortgage-backed securities	80,920	2.19%	150,789	3.61%	253,149	2.64%	—	—	484,858	2.87%
Collateralized loan obligations	9,009	2.15%	24,401	2.14%	65,012	1.90%	11,824	2.10%	110,246	1.99%
Non-mortgage asset-backed securities	109,889	2.59%	146,745	2.90%	40,099	2.34%	873	5.17%	297,606	2.72%
State and municipal obligations	6,057	1.53%	16,993	1.80%	532	0.17%	304	0.12%	23,886	1.67%
Small Business Administration securities	75,881	1.80%	169,451	1.80%	74,435	1.78%	25,148	1.70%	344,915	1.79%
Other debt securities	—	—	6,768	3.62%	4,512	7.76%	4,811	8.86%	16,091	6.35%
	$857,108	2.53%	$2,012,376	2.82%	$1,354,308	2.71%	$410,797	3.13%	$4,634,589	2.76%

Mutual funds and preferred stocks with no scheduled maturity									149,057	4.33%

Total investment securities available for sale									$4,783,646	2.81%

As of September 30, 2012, 90.7% of the non-covered securities were backed by the U.S. government, U.S. government agencies or sponsored enterprises or were rated AAA.  All remaining non-covered securities were investment grade.  During the three months ended September 30, 2012, to reduce our concentration in bank preferred stock investments, we liquidated our position in non-investment grade and certain other preferred stock positions at an aggregate realized gain of $6.0 million. The investment portfolio was in a net unrealized gain position of $183.4 million at September 30, 2012 with aggregate fair value equal to 104% of amortized cost. Net unrealized gains included $185.6 million of gross unrealized gains and $2.2 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $120.6 million representing less than 3% of the fair value of the portfolio, with total unrealized losses of $1.2 million at September 30, 2012.

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

No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2012 or 2011.

The majority of the unrealized losses in the portfolio at September 30, 2012 were driven by widening spreads on certain private label Re-Remics and non-mortgage asset-backed securities. We believe these factors to be consistent with temporary impairment.

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

We use third-party pricing services to assist us in estimating the fair value of investment securities. We perform a variety of procedures to ensure that we have a thorough understanding of the methodologies and assumptions used by the pricing services including obtaining and reviewing written documentation of the methods and assumptions employed, conducting interviews with valuation desk personnel, performing on-site walkthroughs and reviewing model results and detailed assumptions used to value selected securities as considered necessary. Our classification of prices within the fair value hierarchy is based on an evaluation of the nature of the significant assumptions impacting the valuation of each type of security in the portfolio. We have established a robust price challenge process that includes a review by our treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from our expectations based on recently observed trading activity and other information available in the marketplace that would impact the value of the security is challenged. Responses to the price challenges, which generally include specific information about inputs and assumptions incorporated in the valuation and their sources, are reviewed in detail. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation specialist. We do not typically adjust the prices provided, other than through this established challenge process. Our primary pricing services utilize observable inputs when available, and employ unobservable inputs and proprietary models only when observable inputs are not available. As a matter of course, the services validate prices by comparison to recent trading activity whenever such activity exists. Quotes obtained from the pricing services are typically non-binding.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At September 30, 2012 and December 31, 2011, 11.8% and 11.3%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy included primarily private label residential mortgage-backed securities and certain non-mortgage asset-backed securities. The non-mortgage asset-backed securities consisted of securities backed by small balance commercial loans. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation.

For additional discussion of the fair values of investment securities, see Note 11 to the consolidated financial statements.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio between covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,458,170	$99,795	$—	$806,440	$2,364,405	44.4%
Home equity loans and lines of credit	58,478	161,365	—	2,108	221,951	4.2%
	1,516,648	261,160	—	808,548	2,586,356	48.6%
Commercial:
Multi-family	57,787	735	—	303,476	361,998	6.8%
Commercial real estate	179,432	2,478	4,123	646,941	832,974	15.7%
Construction	2,690	—	—	43,840	46,530	0.9%
Land	16,193	157	—	27,240	43,590	0.8%
Commercial loans and leases	16,031	14,799	—	1,393,979	1,424,809	26.8%
	272,133	18,169	4,123	2,415,476	2,709,901	51.0%
Consumer	2,395	—	—	17,398	19,793	0.4%
Total loans	1,791,176	279,329	4,123	3,241,422	5,316,050	100.0%
Premiums, discounts and deferred fees and costs, net	—	(26,870)	—	12,301	(14,569)
Loans net of premiums, discounts, deferred fees and costs	1,791,176	252,459	4,123	3,253,723	5,301,481
Allowance for loan and lease losses	(9,922)	(10,865)	—	(39,629)	(60,416)
Loans, net	$1,781,254	$241,594	$4,123	$3,214,094	$5,241,065

	December 31, 2011
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%
	1,753,431	300,737	—	463,468	2,517,636	60.2%
Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction	4,102	—	—	23,252	27,354	0.7%
Land	33,018	163	—	7,469	40,650	1.0%
Commercial loans and leases	24,007	20,382	—	799,978	844,367	20.2%
	341,973	54,014	4,220	1,250,311	1,650,518	39.6%
Consumer	2,937	—	—	3,372	6,309	0.2%
Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%
Premiums, discounts and deferred fees and costs, net	—	(30,281)	—	(7,124)	(37,405)
Loans net of premiums, discounts, deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)
Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

Total loans, before discounts, premiums and deferred origination fees and costs, increased by $1.1 billion to $5.3 billion at September 30, 2012, from $4.2 billion at December 31, 2011.  New loans grew by $1.5 billion while loans acquired in the FSB Acquisition declined by $382.7 million from December 31, 2011 to September 30, 2012.  New residential loans grew by $345.1 million and new commercial loans grew by $1.2 billion during the nine months ended September 30, 2012.  Residential loan growth was attributable primarily to purchases of residential mortgages. Loans acquired from Herald contributed $306.0 million to loan growth.

At September 30, 2012 and December 31, 2011, respectively, 39% and 59% of loans, after discounts, premiums and deferred origination fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Historically, residential mortgages, including 1-4 single family residential mortgages and home equity loans and lines of credit, represented the majority of the total loan portfolio. Consistent with our strategy of emphasizing commercial loan production, this portfolio segment has declined as a percentage of total loans. Residential mortgages constituted 24.9% of total new loans and 85.7% of total loans acquired in the FSB Acquisition at September 30, 2012. Residential mortgages totaled $2.6 billion, or 48.6% of total loans and $2.5 billion, or 60.2% of total loans at September 30, 2012 and December 31, 2011, respectively. The decline in this portfolio segment as a percentage of loans is a result of the resolution of covered loans, including transfers to OREO, and an emphasis on commercial loan origination. The dollar amount of residential loans in the portfolio increased from December 31, 2011 to September 30, 2012 due largely to purchases of single family residential loans.

The new residential loan portfolio includes both loans originated and purchased since the FSB Acquisition. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. At September 30, 2012 and December 31, 2011, $86.3 million or 10.7% and $58.2 million or 12.6%, respectively, of our new 1-4 single family residential loans were originated loans; $720.1 million or 89.3% and $403.2 million or 87.4% of our new 1-4 single family residential loans were purchased loans. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio given the current credit environment and limited demand for non-agency mortgage product in Florida. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

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

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 74.6% and 72.8% of new loans as of September 30, 2012 and December 31, 2011, respectively. New commercial loans that represent re-financings of covered loans are not significant.

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

Loan performance is monitored by our credit administration, workout and recovery and loan review departments. Commercial loans are regularly reviewed by our internal loan review department. Relationships with committed balances greater than $250,000 are reviewed at least annually. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, negative financial trends, or declining collateral values. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned risk ratings of doubtful.

Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans.

New Loans

At September 30, 2012, new commercial loans with aggregate balances of $27.8 million, $36.0 million and $1.6 million were rated special mention, substandard and doubtful, respectively. At December 31, 2011, new commercial loans aggregating $7.7 million were rated special mention and new commercial loans aggregating $13.7 million were classified substandard or doubtful.

At September 30, 2012, new 1-4 single family residential loans totaling $1.4 million were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $3.0 million at September 30, 2012. At December 31, 2011, no new 1-4 single family residential loans were 90 days or more past due.  New 1-4 single family residential loans past due less than 90 days totaled $15.9 million at December 31, 2011. There were no past due home equity loans and lines of credit in the new portfolio at September 30, 2012. Past due home equity loans and lines of credit in the new loan portfolio at December 31, 2011 were not significant. At September 30, 2012, 40.0% of the new home equity portfolio were first liens, and 60.0% were second or third liens.

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

At September 30, 2012, the purchased loan portfolio had the following characteristics: 46.8% were fixed rate loans, substantially all were full documentation and had an average FICO score of 769 and average LTV of 64.2%. The majority of this portfolio was owner-occupied, with 97.2% primary residence and 2.8% second homes or investment properties. In terms of vintage, 3.1% of the portfolio was originated pre-2008, 2.1% in 2008, 0.9% in 2009, 4.1% in 2010, 63.6% in 2011 and 26.2% in 2012.

Similarly, the originated loan portfolio had the following characteristics at September 30, 2012: 71.6% were fixed rate loans, 100% were full documentation and had an average FICO score of 768 and average LTV of 63.6%. The majority of this portfolio was owner-occupied, with 95.1% primary residence and 4.9% second home. In terms of vintage, 4.1% of the portfolio was originated in 2009, 21.9% in 2010, 36.7% in 2011 and 37.3% in 2012.

Delinquent consumer loans in the new portfolio were insignificant as of September 30, 2012 and December 31, 2011.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At September 30, 2012, covered ACI loans totaled $1.8 billion and covered non-ACI loans totaled $252.5 million, net of discounts, premiums and deferred fees and costs.

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

At September 30, 2012 the carrying value of 1-4 single family residential non-ACI loans was $77.0 million; $6.9 million or 8.9% of these loans were 30 days or more past due and $3.8 million or 4.9% were 90 days or more past due. At September 30, 2012, ACI 1-4 single family residential loans totaled $1.5 billion; $316.9 million or 21.7% of these loans were delinquent by 30 days or more and $239.2 million or 16.4% were delinquent by 90 days or more.

At September 30, 2012 non-ACI home equity loans and lines of credit had an aggregate carrying value of $158.2 million; $15.3 million or 9.7% of these loans were 30 days or more past due and $10.1 million or 6.4% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $58.5 million at September 30, 2012. At September 30, 2012, $12.1 million or 20.7% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $9.7 million or 16.6% were delinquent by 90 days or more. At September 30, 2012, 5.1% and 8.0%, respectively, of the non-ACI and ACI home equity loans and lines of credit were first liens while 94.9% and 92.0%, respectively, of the non-ACI and ACI home equity loans and lines of credit were second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

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

At September 30, 2012 non-ACI commercial loans had an aggregate UPB of $18.2 million and a carrying value, net of discounts of $17.2 million; 64.0% of these loans were rated “pass” and this portfolio segment has limited delinquency history. At September 30, 2012, non-ACI commercial loans with aggregate carrying values of $0.3 million, $5.2 million and $0.7 million were rated special mention, substandard and doubtful, respectively.

At September 30, 2012, ACI commercial loans had a carrying value of $276.3 million, of which $272.1 million are covered under the Loss Sharing Agreements. At September 30, 2012, loans with aggregate carrying values of $7.8 million, $108.3 million and $0.3 million were internally risk rated special mention, substandard and doubtful, respectively.

Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

Non-performing assets consist of (i) non-accrual loans, including loans that have been restructured in TDRs and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, (iii) loans held for sale on nonaccrual status, and (iv) OREO. Impaired loans also include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition. Because of discount accretion, these ACI loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. As of September 30, 2012 and December 31, 2011, substantially all of the non-performing assets were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and other non-performing assets at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Nonaccrual loans
Residential:
1-4 single family residential	$4,496	$—	$4,496	$7,410	$—	$7,410
Home equity loans and lines of credit	10,132	—	10,132	10,451	27	10,478
Total residential loans	14,628	—	14,628	17,861	27	17,888
Commercial:
Commercial real estate	105	1,629	1,734	295	—	295
Construction	—	—	—	—	3	3
Land	—	286	286	—	332	332
Commercial loans and leases	5,577	6,589	12,166	6,695	2,469	9,164
Total commercial loans	5,682	8,504	14,186	6,990	2,804	9,794
Total nonaccrual loans	20,310	8,504	28,814	24,851	2,831	27,682
Non-ACI and new loans past due 90 days and still accruing	130	1,351	1,481	375	—	375
TDRs	1,967	353	2,320	824	—	824
Total non-performing loans	22,407	10,208	32,615	26,050	2,831	28,881
Loans held for sale	—	331	331	—	—	—
Other real estate owned	89,221	—	89,221	123,737	—	123,737
Total non-performing assets	111,628	10,539	122,167	149,787	2,831	152,618
Impaired ACI loans on accrual status	66,801	—	66,801	94,536	—	94,536
TDRs in compliance with their modified terms	1,277	4,376	5,653	583	—	583
Total impaired loans and non-performing assets	$179,706	$14,915	$194,621	$244,906	$2,831	$247,737

Non-performing loans to total loans (1)			0.62%			0.70%
Non-performing assets to total assets			0.96%			1.35%
ALLL to total loans (1)			1.14%			1.17%
ALLL to non-performing loans			185.24%			167.59%
Net charge-offs to average loans			0.17%			0.62%

(1)     Total loans for purposes of calculating these ratios is net of premiums, discounts, deferred fees and costs.

Contractually delinquent ACI loans are not reflected as nonaccrual loans because discount continues to be accreted. Discount accretion continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but still accruing was $274.8 million and $361.2 million at September 30, 2012 and December 31, 2011, respectively.

The decline in the ratio of non-performing assets to total assets at September 30, 2012 as compared to December 31, 2011 was primarily attributable to the decrease in OREO.

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

A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, restructuring of payment terms, extensions of maturity at below market terms, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not accounted for as troubled debt restructurings and are not separated from their respective pools when modified. To date, TDRs have not had a material impact on our financial condition or results of operations.

As of September 30, 2012 impaired loans included seven new commercial relationships with a carrying value of $5.3 million, six non-ACI commercial relationships with a total carrying value of $0.2 million and eight ACI commercial relationships with an aggregate carrying value of $1.6 million that had been modified in TDRs. Additionally, at September 30, 2012 impaired loans included 15 non-ACI residential loans with a total carrying value of $3.5 million that were the subject of the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”) modifications and classified as TDRs.

During the nine months ended September 30, 2012, seven new commercial loans with a total carrying value of $5.3 million were modified in TDRs.  Two non-ACI commercial loans with a carrying value of $26 thousand and four non-ACI residential loans with a total carrying value of $2.1 million were modified in TDRs.  Six ACI commercial loans with a total carrying value of $0.6 million were modified in TDRs during the nine months ended September 30, 2012.

Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material.

Loss Mitigation Strategies

Although our exposure to loss on covered assets is mitigated by the Loss Sharing Agreements, we have implemented strategies designed to minimize losses on these assets. We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of September 30, 2012, 11,857 borrowers had been counseled regarding their participation in HAMP; 8,539 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of September 30, 2012, 1,433 borrowers who did not elect to participate in the program had been sent termination letters and 2,858 borrowers had been denied due to ineligibility. At September 30, 2012, there were 3,554 permanent loan modifications. Substantially all of these modified loans were ACI loans accounted for in pools.

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

Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Company’s internal credit risk rating system and peer group average historical loss rates by loan class. The allowance is comprised of specific reserves for significant classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on nonaccrual status with committed credit facilities greater than or equal to $500,000 are individually evaluated for impairment. A quarterly net realizable value analysis is prepared for each of these relationships. This analysis forms the basis for establishing specific reserves. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We group these loans by product type and risk rating and establish general reserve percentages based on estimated probability of default and loss severity. These estimates are based on available industry data.

The peer group used to calculate the average historical loss rates that form the basis for our general reserve calculations is a group of 20 banks in the U.S. southeast region determined by management to be the most comparable to BankUnited. Factors that impacted the selection of the peer group included asset size, composition of the loan portfolio and credit quality ratios, including net charge-offs to average loans, ALLL to total loans, ALLL to noncurrent loans and noncurrent loans to total loans. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. For new loans, a six quarter average of peer group historical loss rates is used as this period corresponds to the vintage of the majority of loans in this portfolio segment. For the non-ACI portfolio, a twelve quarter average of peer group historical loss rates is used as this period is considered more representative of expected loss experience for the more seasoned loans in this segment.

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

In addition to the quantitative calculations described above, adjustments are made to the allowance for relevant qualitative factors when there is a material observable trend in those factors not already taken into account in the quantitative calculations. Qualitative factors that may result in an adjustment to the allowance have been grouped into four categories:

•                  portfolio trends,

•                  policy and credit guidelines,

•                  economic factors, and

•                  credit concentrations.

At September 30, 2012, qualitative adjustments were made to historical loss percentages related to:

•                  economic factors, including unemployment rates, levels of real estate prices and GDP,

•                  portfolio trends, in particular the portfolio growth rate, and

•                  policy and credit guidelines, related to the volume of staffing changes and procedural exceptions.

Qualitative adjustments represented approximately 5% of the total ALLL at September 30, 2012.

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

As of September 30, 2012, the Herald loan portfolio has not had a material impact on our analysis of the ALLL.  The Herald portfolio was acquired on February 29, 2012 and recorded at estimated fair value at that date.

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

Based on our projected cash flows, no ALLL related to home equity and 1-4 single family residential ACI pools was recorded at September 30, 2012 or December 31, 2011.

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

Based on our loan level analysis, we recorded a recovery of the provision for loan losses on ACI commercial loans of $(0.9) million and $(3.6) million, respectively, for the three and nine months ended September 30, 2012 and a provision for (recovery of) loan losses on ACI commercial loans of $(1.9) million and $10.2 million, respectively, for the three and nine months ended September 30, 2011.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the period from December 31, 2011 through September 30, 2012 (in thousands):

	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2011	$16,332	$7,742	$24,328	$48,402
Provision for loan losses:
1-4 single family residential	—	1,033	4,162	5,195
Home equity loans and lines of credit	—	5,472	2	5,474
Multi-family	151	(20)	1,260	1,391
Commercial real estate	(3,752)	(237)	2,434	(1,555)
Construction	(65)	—	233	168
Land	(627)	(62)	173	(516)
Commercial loans and leases	644	(1,400)	8,419	7,663
Consumer	—	—	46	46
Total Provision	(3,649)	4,786	16,729	17,866
Charge-offs:
1-4 single family residential	—	(245)	—	(245)
Home equity loans and lines of credit	—	(2,506)	—	(2,506)
Multi-family	(454)	—	(87)	(541)
Commercial real estate	(468)	—	—	(468)
Construction	(926)	—	(3)	(929)
Land	(175)	—	—	(175)
Commercial loans and leases	(738)	(321)	(1,604)	(2,663)
Total Charge-offs	(2,761)	(3,072)	(1,694)	(7,527)
Recoveries:
Home equity loans and lines of credit	—	27	—	27
Multi-family	—	20	—	20
Commercial real estate	—	15	—	15
Commercial loans and leases	—	1,347	264	1,611
Consumer	—	—	2	2
Total Recoveries	—	1,409	266	1,675
Balance at September 30, 2012	$9,922	$10,865	$39,629	$60,416

The following tables show the distribution of the ALLL, broken out between covered and new loans, as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$1,381	$8,177	$9,558	44.4%
Home equity loans and lines of credit	—	8,542	20	8,562	4.2%
Total residential	—	9,923	8,197	18,120	48.6%
Commercial:
Multi-family	760	5	2,102	2,867	6.8%
Commercial real estate	6,452	62	6,963	13,477	15.7%
Construction	—	—	496	496	0.9%
Land	517	—	244	761	0.8%
Commercial loans and leases	2,193	875	21,528	24,596	26.8%
Total commercial	9,922	942	31,333	42,197	51.0%
Consumer	—	—	99	99	0.4%
	$9,922	$10,865	$39,629	$60,416	100%

	December 31, 2011
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$593	$4,015	$4,608	54.1%
Home equity loans and lines of credit	—	5,549	18	5,567	6.1%
	—	6,142	4,033	10,175	60.2%
Commercial:
Multi-family	1,063	5	929	1,997	4.1%
Commercial real estate	10,672	284	4,529	15,485	13.6%
Construction	991	—	266	1,257	0.7%
Land	1,319	62	71	1,452	1.0%
Commercial loans and leases	2,287	1,249	14,449	17,985	20.2%
	16,332	1,600	20,244	38,176	39.6%
Consumer	—	—	51	51	0.2%
	$16,332	$7,742	$24,328	$48,402	100%

(1)      Represents percentage of loans receivable in each category to total loans receivable.

Significant components of the change in the ALLL at September 30, 2012 as compared to December 31, 2011, include:

•                  Increases in the allowance for all loan classes in the new portfolio, including increases of $4.2 million for 1-4 single family residential loans, $2.4 million for commercial real estate loans and $7.1 million for commercial loans and leases, all primarily attributable to portfolio growth;

•                  An increase of $3.0 million in the allowance for non-ACI home equity loans, resulting from an increase in projected default probabilities and loss severities; and

•                  A $(4.2) million decrease in the allowance for ACI commercial real estate loans resulting from continued resolutions of impaired loans in this portfolio class and improvements in expected cash flows.

For additional information about the ALLL, see Note 5 to the accompanying consolidated financial statements.

Other Real Estate Owned

All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$93,724	$141,723	$123,737	$206,680
Transfers from loan portfolio	35,701	62,381	123,054	250,308
Sales	(38,819)	(75,077)	(149,590)	(310,175)
Impairment	(1,385)	(4,037)	(7,980)	(21,823)
Balance, end of period	$89,221	$124,990	$89,221	$124,990

The decrease in OREO reflects continued efforts to resolve non-performing covered assets.  Residential OREO inventory declined to 475 units at September 30, 2012 from 778 units at December 31, 2011. At September 30, 2012, 91.5% of OREO was comprised of residential properties.

Deposits

The following table presents information about our deposits for the three months and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,199,577	0.00%	$634,205	0.00%	$1,040,153	0.00%	$593,357	0.00%
Interest bearing	505,657	0.65%	384,425	0.66%	494,331	0.65%	368,896	0.66%
Money market	2,938,308	0.60%	2,261,156	0.90%	2,775,366	0.66%	2,084,343	0.90%
Savings	1,050,955	0.53%	1,164,284	0.84%	1,094,684	0.62%	1,225,049	0.85%
Time	2,661,285	1.46%	2,371,668	1.71%	2,621,599	1.49%	2,602,147	1.75%
	$8,355,782	0.78%	$6,815,738	1.07%	$8,026,133	0.84%	$6,873,792	1.12%

Total deposits increased by $1.1 billion to $8.5 billion at September 30, 2012 from $7.4 billion at December 31, 2011. Deposits from Herald accounted for a portion of this increase, totaling $375.2 million at September 30, 2012. The distribution of deposits reflected in the table above reflects growth in lower rate deposit products, particularly non-interest bearing demand deposits, consistent with management’s business strategy.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2012 (in thousands):

Three months or less	$342,976
Over three through six months	331,797
Over six through twelve months	478,171
Over twelve months	387,188
$1,540,132

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase and overnight FHLB advances, as of and for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Maximum outstanding at any month-end	$18,518	$1,104	$52,126	$2,165
Balance outstanding at end of period	$621	$284	$621	$284
Average outstanding during the period	$7,952	$939	$14,777	$1,672
Average interest rate during the period	0.43%	0.49%	0.41%	0.48%
Average interest rate at end of period	0.47%	0.48%	0.47%	0.48%

The Company also utilizes FHLB advances to finance its operations. The contractual balance of FHLB advances outstanding at September 30, 2012 totaled $2.2 billion, with $360.0 million, $970.0 million, $655.0 million, $125.4 million and $105.0 million maturing in 2012, 2013, 2014, 2015 and 2017, respectively.

Capital Resources

Stockholders’ equity increased by $217.4 million to $1.8 billion at September 30, 2012 from $1.5 billion at December 31, 2011, due primarily to the retention of earnings. Stockholders’ equity was also impacted, to a lesser extent, by equity consideration issued in the acquisition of Herald, increases in unrealized gains on investment securities available for sale and dividends.

Federal banking regulators have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise.  At September 30, 2012 and December 31, 2011, the Company had capital levels that exceeded regulatory well capitalized guidelines.

The following table presents the Company’s regulatory capital ratios as of September 30, 2012 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Ratio	Amount

Tier 1 leverage	$1,600,827	12.89%	N/A	(1)	N/A (1)	$496,870	4.00%
Tier 1 risk-based capital	$1,600,827	34.31%	$279,946		6.00%	$186,631	4.00%
Total risk based capital	$1,662,646	35.64%	$466,576		10.00%	$373,261	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

Liquidity

Liquidity involves our ability to generate adequate funds to support asset growth, meet deposit withdrawal and other contractual obligations, maintain reserve requirements and otherwise conduct ongoing operations. BankUnited’s liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, BankUnited has the ability to raise liquidity through collateralized borrowings, FHLB advances or the sale of its available for sale investment portfolio. The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At September 30, 2012, BankUnited’s liquid assets divided by total assets was 15.4%. In addition, management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At September 30, 2012, BankUnited exceeded the acceptable limit established by ALCO for this ratio.

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

Interest Rate Risk

The principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. The primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed and approved by the Board of Directors.

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at September 30, 2012 due to the extremely low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. At September 30, 2012, the impact on BankUnited’s projected net interest income in a plus 200 basis point scenario was 1.5% in the first twelve months and 9.2% in the second year.

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

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2012, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $630.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at September 30, 2012 was $68.0 million.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of September 30, 2012 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$268,507	$268,507
Commitments to purchase loans	—	24,525	24,525
Unfunded commitments under lines of credit	70,757	417,278	488,035
Commercial and standby letters of credit	—	35,346	35,346
	$70,757	$745,656	$816,413

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2011 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the section entitled “Interest Rate Risk” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of November 2012.

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