Form 10-K
period 2012-12-31
BankUnited, Inc.
filed 2013-02-25
CIK 1504008

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012 was $938,697,163.

         The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 20, 2013, was 95,038,213.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for the 2013 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2012

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

ii

PART I

Item 1.    Business

Summary

        BankUnited, Inc. ("BankUnited, Inc." or "BKU") is a national bank holding company with three direct wholly-owned subsidiaries: BankUnited, National Association ("BankUnited" or the "Bank"), Herald National Bank ("Herald"), and BankUnited Investment Services, Inc. ("BUIS"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida with $11.7 billion of assets, provides a full range of banking services to individual and corporate customers through 98 branches located in 15 Florida counties. Herald is a national banking association with 2 branch locations in the New York metropolitan area. BUIS is a Florida insurance agency providing wealth management and financial planning services. The operations of BUIS have not historically been significant to the results of operations or financial position of the Company. We intend to discontinue the operations of BUIS in 2013. The Company has built, through organic growth and acquisitions, a premier regional bank with a low-risk, long-term value-oriented business model focused on small and medium sized businesses and consumers. We endeavor to provide personalized customer service and offer a full range of traditional banking products and services to both our commercial and retail customers.

        BankUnited, Inc. was organized by a management team led by our Chairman, President and Chief Executive Officer, John A. Kanas, on April 28, 2009 and was initially capitalized with $945.0 million by a group of investors. On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of BankUnited, FSB (the "Failed Bank"), from the Federal Deposit Insurance Corporation, or the FDIC, in a transaction which we refer to as the FSB Acquisition. On February 2, 2011, we completed the initial public offering of 33,350,000 shares of our common stock, 4,000,000 of which was sold by us, for which we received proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $98.6 million. We refer to this transaction as the IPO. Prior to the IPO we were a direct, wholly owned subsidiary of BU Financial Holdings LLC, ("BUFH" or the "LLC"), a Delaware limited liability company. Immediately prior to the consummation of the IPO, the LLC was liquidated and all LLC interests were distributed to the members of the LLC.

        On February 29, 2012, BKU completed the acquisition of Herald for an aggregate purchase price of $65.0 million in cash and stock. We plan to merge Herald into BankUnited in 2013.

The FSB Acquisition

        On May 21, 2009, BankUnited entered into a purchase and assumption agreement (the "Purchase and Assumption Agreement") with the FDIC, Receiver of the Failed Bank, to acquire substantially all of the assets and assume all of the non-brokered deposits and substantially all other liabilities of the Failed Bank. Excluding the effects of acquisition accounting adjustments, BankUnited acquired $13.6 billion of assets and assumed $12.8 billion of liabilities. The fair value of the assets acquired was $10.9 billion and the fair value of the liabilities assumed was $13.1 billion. BankUnited received net cash consideration from the FDIC in the amount of $2.2 billion.

        The acquired assets included $5.0 billion of loans with a corresponding unpaid principal balance ("UPB") of $11.2 billion, a $3.4 billion FDIC indemnification asset, $538.9 million of investment securities, $1.2 billion of cash and cash equivalents, $177.7 million of foreclosed assets and $590.7 million of other assets. Liabilities assumed included $8.3 billion of non-brokered deposits, $4.6 billion of Federal Home Loan Bank ("FHLB") advances, and $112.2 million of other liabilities.

        Concurrently with the FSB Acquisition, the Bank entered into two loss sharing agreements, or the Loss Sharing Agreements, which cover certain legacy assets, including the entire legacy loan portfolio and other real estate owned ("OREO") and certain purchased investment securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans or covered securities. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. At December 31, 2012, the covered assets had an aggregate carrying value of $2.1 billion. The total UPB or, for investment securities, unamortized cost basis, of the covered assets at December 31, 2012 was $4.6 billion. The following charts illustrate the percentage of total assets represented by covered assets at December 31, 2012, 2011 and 2010:

        Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB (or, for investment securities, unamortized cost basis) plus certain interest and expenses. The carrying value of the FDIC indemnification asset at December 31, 2012 was $1.5 billion. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have received reimbursements of $2.3 billion for claims submitted to the FDIC under the Loss Sharing Agreements as of December 31, 2012.

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

Our Market Areas

        Our primary banking market has historically been Florida, in particular the Miami metropolitan statistical area, or MSA. We believe Florida represents a long-term attractive banking market, particularly as the economy has shown signs of improvement.

        As a result of the recent financial crisis, many Florida banks have experienced capital constraints and liquidity and earnings challenges. Undercapitalization and increased regulation of the banking sector have caused many banks to reduce lending to new and existing clients and focus primarily on improving their balance sheets, putting pressure on borrowers to look for new banking relationships. Our competitive strengths, including an experienced management team, robust capital position and scalable platform, have allowed us to take advantage of the resultant opportunities. We expect recent improving economic trends in Florida to further enhance our opportunities for growth in that market.

        The acquisition of Herald allowed us to begin establishing a presence in the New York metropolitan market. In the first quarter of 2013, we intend to fully launch our entry into New York, New Jersey and Connecticut (the "Tri-State market"), where we see significant long-term growth opportunities, with the opening of three de novo branches in New York City. We believe the economic health of the Tri-State market, coupled with our management team's experience in building a successful Northeast regional bank in the past, position us well to grow in this market.

Products and Services

  Lending

        General—Our primary lending focus is to serve commercial and middle-market businesses, their executives and consumers with a variety of financial products and services, while maintaining a strong and disciplined credit culture.

        We offer a full array of lending products that cater to our customers' needs including small business loans, commercial real estate loans, equipment loans and leases, term loans, asset-backed loans, municipal loans and leases, commercial lines of credit, letters of credit, residential mortgage and consumer loans. We also purchase performing residential loans on a national basis. We do not originate or purchase negatively amortizing or sub-prime residential loans.

        We have attracted and invested in experienced commercial lending teams from competing institutions in our Florida markets, resulting in significant growth in our new loan portfolio. At December 31, 2012, our loan portfolio included $3.7 billion in loans originated or purchased since the FSB Acquisition, or new loans, including $2.7 billion in commercial and commercial real estate loans, $922.7 million in residential loans and $33.5 million in consumer loans. We have started hiring commercial lending teams in New York and expect the trend of strong loan growth to continue in both the Florida and Tri-State markets.

        Commercial loans—Our commercial loans, which are generally made to small and middle-market businesses, include equipment loans, lines of credit, acquisition finance credit facilities and an array of Small Business Administration product offerings. We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, industrial properties, retail shopping centers and free-standing buildings, office buildings and hotels. Other products that we provide include secured lines of credit, acquisition, development and construction loan facilities, construction financing and taxi medallion lending. Through two businesses acquired in 2010, we provide municipal leasing and small business equipment financing on a national basis. Pinnacle Public Finance offers municipal leasing products and United Capital Business Lending offers small business equipment leases and loans.

        Residential mortgages—At December 31, 2012, the portfolio of new 1-4 single family residential loans included $827.7 million of purchased loans and $93.0 million of originated loans. We purchase loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. While the credit parameters we use for purchased loans are substantially similar to the underwriting guidelines we use for originated loans, differences include: (i) loans are purchased on a nationwide basis, while originated loans have historically been limited to Florida; (ii) purchased loans, on average, have higher principal balances than originated loans; and (iii) we consider payment history in selecting which seasoned loans to purchase, while such information is not available for originated loans. We intend to expand our in-house residential mortgage origination channel in 2013. Additionally, we anticipate launching a mortgage servicing business in 2013 to take advantage of existing capacity in this area.

        Home equity loans and lines of credit are not a material component of the new loan portfolio.

        Consumer loans—We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans and recently added indirect auto lending to our product suite. At December 31, 2012, the majority of our consumer loans were indirect auto loans.

  Credit Policy and Procedures

        The foundation underlying the Company's credit culture, policy and procedures is high credit quality standards, which enhance the long term value of the Company to its customers, employees, stockholders and communities. Credit quality is a key corporate objective that is managed in concert with other key objectives including volume growth, earnings and expense management.

        Since lending represents risk exposure, our Board of Directors and its duly appointed committees seek to ensure that the Company maintains high credit quality standards. The Company has established asset oversight committees to administer the loan portfolio and monitor and manage credit risk. These committees include: (i) the Enterprise Risk Management Committee,(ii) the Credit Risk Management Committee, (iii) the Asset Recovery Committee, and (iv) the Criticized Asset Committee. These committees meet at least quarterly.

        The credit approval process provides for prompt and thorough underwriting and approval or decline of loan requests. The approval method used is a hierarchy of individual lending authorities for new credits and renewals. The Credit Risk Management Committee approves authorities for lending and credit personnel, which are ultimately submitted to our Board for ratification. Lending authorities are based on position, capability and experience of the individuals filling these positions. Authorities are periodically reviewed and updated.

        BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $204.3 million, at December 31, 2012. The present in-house lending limit is $75.0 million based on total credit exposure of a borrower. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors. A similar risk management and approval structure has been implemented at Herald, which had a legal lending limit of $14.0 million at December 31, 2012.

  Deposits

        We offer traditional deposit products including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Our deposits are insured by the FDIC up to statutory limits. Our strategy is to increase the proportion of total deposits represented by lower cost demand deposits. Demand deposits comprised 22% of total deposits at December 31, 2012. Demand deposit balances are concentrated in commercial and small business accounts. Our service fee schedule and rates are competitive with other financial institutions in our market.

Investment Securities

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

Marketing and Distribution

        We conduct our banking business through 98 branches located in 15 Florida counties as well as 2 branches in the New York Metropolitan area as of December 31, 2012. Our distribution network also includes 97 ATMs, fully integrated on-line banking, and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers.

        In order to market our products, we use local television, radio, print and direct mail advertising and provide sales incentives for our employees.

Competition

        Our markets are highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national financial institutions located in our market areas as well as savings associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include Bank of America, BB&T, JPMorgan Chase, Regions Bank, SunTrust Banks, TD Bank and Wells Fargo. In the Tri-State market, we also anticipate significant competition from, in addition to those listed, Capital One, Signature Bank, New York Community Bank, Valley National and M&T.

        Interest rates, on both loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and their executives, consumers and commercial and middle-market businesses, and offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses.

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

  Bank and Bank Holding Company Regulation

        BankUnited and Herald are currently national banks. As national banks organized under the National Bank Act, BankUnited and Herald are subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency ("OCC").

        Any entity that directly or indirectly controls a bank must be approved by the Federal Reserve Board under the Bank Holding Company Act of 1956 ("BHC Act") to become a bank holding company ("BHC"). BHCs are subject to regulation, inspection, examination, supervision and enforcement by the Federal Reserve Board under the BHC Act. The Federal Reserve Board's jurisdiction also extends to any company that is directly or indirectly controlled by a BHC.

        The Company, which controls BankUnited and Herald, became a BHC on February 29, 2012.As a BHC, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve Board.

  History of the Company as a Regulated Entity

        On May 21, 2009, we received approvals from the Office of Thrift Supervision ("OTS") and FDIC for the organization of BankUnited as a federal savings association, for the Company to become a savings and loan holding company ("SLHC"), and for BankUnited to obtain federal deposit insurance.

        Subsequently, on February 13, 2012, we received approval of the Federal Reserve Board to become a bank holding company in connection with the conversion of BankUnited from a federal savings association to a national bank and the acquisition of Herald by BankUnited, Inc. On February 14, 2012, we received approval of the OCC to convert BankUnited to a national bank. In connection with the conversion, BankUnited made certain commitments to the OCC regarding the business and capital plans of BankUnited. BankUnited, Inc. consummated these transactions on February 29, 2012, and became a BHC as of that date.

        In connection with the approval to become a BHC, the Company committed that within a period of two years of becoming a BHC, or by February 28, 2014, we would conform our nonbanking activities to those permissible for a BHC under the BHC Act. In addition, we committed to adding another independent member to our board of directors within 18 months of becoming a BHC, or by the end of August 2013.

  FDIC Deposit Insurance

        The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of BankUnited and Herald are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250,000 per depositor.

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

  •
  limit dividends and distributions;

  •
  restrict growth;

  •
  assess civil monetary penalties;

  •
  remove officers and directors; and

  •
  terminate deposit insurance.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, and subsidiaries of the Company or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

  The Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, or SIFIs, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve Board, the OCC, and the FDIC.

        The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and its banking subsidiaries.

  •
  Source of strength.  The Dodd-Frank Act requires all companies, including BHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to its insured depository institution subsidiaries should they experience financial distress.

  •
  Limitation on federal preemption.  The Dodd-Frank Act significantly reduces the ability of national banks to rely on federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of national banks, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to BankUnited, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

  •
  Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, in an effort to require steps to verify a borrower's ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation. On January 10, 2013, federal regulators released the "qualified mortgage" rule. The qualified mortgage rule is intended to clarify the application of the Dodd-Frank Act requirement that mortgage lenders have a reasonable belief that borrowers can afford their mortgages, or the lender may not be able to foreclose on the mortgage. It is expected that the standards used in the qualified mortgage rule will also inform the rules implementing the Dodd-Frank Act's risk retention requirement.

  •
  Imposition of restrictions on certain activities.  The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and record keeping. In addition, certain swaps and other derivatives activities are required to be "pushed out" of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also requires certain persons to register as a "major security-based swap participant" or a "security-based swap dealer." The U.S. Commodity Futures Trading Commission, the SEC and other U.S. regulators are in the process of adopting regulations to implement the Dodd-Frank Act. It is anticipated that this rulemaking process will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. These restrictions may affect our ability to manage certain risks in our business.

  •
  Expanded FDIC resolution authority.  While insured depository institutions have long been subject to the FDIC's resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain "covered financial companies," including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act, or FDIA bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context.The FDIC has issued final rules implementing the orderly liquidation authority.

  •
  Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. On January 4, 2012, President Obama installed Richard Cordray as director of the CFPB through a recess appointment. On January 24, 2013, President Obama formally renominated Cordray to the same position. If confirmed by the Senate, he would serve a term expiring December 31, 2018.

  •
  Deposit insurance.  The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extended until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDIA also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the deposit insurance fund, or DIF, of the FDIC will be calculated. Under the amendments, the assessment base is no longer the institution's deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by BankUnited and Herald.

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

  Notice and Approval Requirements Related to Control

        Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHC Act, the Change in Bank Control Act, and the Savings and Loan Holding Company Act. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of the Company were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

  Permissible Activities and Investments

        Banking laws generally restrict the ability of the Company from engaging in activities other than those determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999, or "GLB Act," expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, BHCs and their subsidiaries must be well-capitalized and well-managed in order for the BHC and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company.

        In addition, as a general matter, the establishment or acquisition by the Company of a depository institution or, in certain cases, a non-bank entity, requires prior regulatory approval.

  Regulatory Capital Requirements and Capital Adequacy

        The federal bank regulators view capital levels as important indicators of an institution's financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution's capital adequacy is based on the regulator's assessment of numerous factors.

        The Company became formally subject to regulatory capital requirements in February 2012, upon becoming a BHC. BankUnited and Herald, as national banks, are each subject to regulatory capital requirements.

        The Federal Reserve Board has established risk-based and leverage capital guidelines for BHCs, including the Company. The OCC has established substantially similar risk-based and leverage capital guidelines applicable to national banks, including BankUnited and Herald.The current risk-based capital guidelines, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision ("Basel Committee"), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. As discussed further below, the federal banking agencies have adopted separate risk-based capital guidelines for so-called "core banks" based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards ("Basel II") issued by the Basel Committee in November 2005.

  Basel I

        Under the existing Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is eight percent. At least half of total capital must be composed of tier 1 capital, which includes common stockholders' equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for BHCs only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve Board also has adopted a minimum leverage ratio for BHCs, requiring tier 1 capital of at least three percent of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets.

        The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies.

  Basel II

        Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of "core" banking organizations that will be required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company, BankUnited, and Herald are not among the core banking organizations required to use Basel II advanced approaches.

  Basel III

        On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase-in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010, and will be subject to individual adoption by member nations, including the United States. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

i.
A common equity tier 1 ratio of at least 7.0%, inclusive of 4.5% minimum common equity tier 1 ratio, net of regulatory deductions, and the new 2.5% "capital conservation buffer" of common equity to risk-weighted assets;

ii.
A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

iii.
A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

        The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity tier 1 ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a "countercyclical buffer" of 0% to 2.5% of common equity or other loss-absorbing capital "will be implemented according to national circumstances" as an "extension" of the conservation buffer during periods of excess credit growth.

        Basel I and Basel II do not include a leverage requirement as an international standard. However, Basel III introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets and new liquidity standards.

        The Basel Committee had initially planned for member nations to begin implementing the Basel III requirements by January 1, 2013, with full implementation by January 1, 2019. On November 9, 2012, U.S. regulators announced that implementation of Basel III's first requirements would be delayed until an undetermined future date. The regulators made no indication whether any other future regulatory phase-in dates would be delayed.

        On November 4, 2011 the Basel Committee issued its final rule setting forth proposals to apply a new common equity tier 1 surcharge to certain designated global systemically important banks ("GSIBs"). GSIBs subject to the surcharge are identified by application of a quantitative "indicator-based approach" for evaluating systemic risk that weights both categories and indicators of size, substitutability, interconnectedness, cross-jurisdictional activity, and complexity. On November 1, 2012, using the Basel Committee's methodology, the Financial Stability Board and the Basel Committee identified 28 financial institutions determined to be GSIBs. The group of GSIBs is updated annually and published by the Financial Stability Board each November. The Company has not been designated as a GSIB.

        On June 7, 2012, the Federal Reserve Board, in conjunction with the OCC and the FDIC, published three notices of proposed rulemaking related to the U.S. implementation of Basel III. The proposed rules include two methods for calculating risk-weighted assets: a standardized approach, applicable to all depository institutions, BHCs with consolidated assets of $500 million or more, and SLHCs, and an advanced approach, generally applicable only to the largest, most internationally active banking organizations.Under the proposed rules, core institutions must maintain capital levels that exceed the adequately capitalized minimum ratios under the most constraining of the two approaches. For advanced approaches institutions, the proposed rules state that for the capital conservation buffer, any countercyclical capital buffer applied, and any other capital surcharges that are applied, a depository institution's or BHC's capital adequacy will be assessed using the advanced approaches.

  Dodd-Frank Act Capital Changes

        Under the Dodd-Frank Act, the Federal Reserve Board may increase the capital buffer for systemically important financial institutions ("SIFIs"). The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. The Dodd-Frank Act also requires the establishment of more stringent prudential standards for SIFIs, which include requiring the federal banking agencies to adopt capital and liquidity requirements which address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. In addition, the Dodd-Frank Act excludes trust preferred securities issued on or after May 19, 2010, from tier 1 capital for most institutions. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of tier 1 capital over a three-year period.

        The ultimate impact of the new capital and liquidity standards on the Company, BankUnited, and Herald is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators. The Company cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon the Company's earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

  Prompt Corrective Action

        Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be "well capitalized" if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2012, the Company, BankUnited, and Herald were well-capitalized.

  Regulatory Limits on Dividends and Distributions

        Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The Federal Reserve Board and OCC regulate all capital distributions by BankUnited and Herald directly or indirectly to the Company, including dividend payments.

        BankUnited and Herald may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notified BankUnited or Herald that it was in need of more than normal supervision. Under the FDIA, an insured depository institution such as BankUnited or Herald is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become

"undercapitalized." Payment of dividends by BankUnited or Herald also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

        In addition, BankUnited is subject to supervisory limits on its ability to declare or pay a dividend or reduce its capital unless certain conditions are satisfied.

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

        The cross-guarantee liability for a loss at a commonly controlled institution is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions). BankUnited and Herald are commonly controlled by the Company.

  Limits on Transactions with Affiliates and Insiders

        Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

        As noted above, the Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve Board to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

        The Federal Reserve Board's Regulation O and OCC regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal stockholders and their related interests.

  Examination Fees

        The OCC currently charges fees to recover the costs of examining national banks, processing applications and other filings, and covering direct and indirect expenses in regulating national banks. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

  Deposit Insurance Assessments

        FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF. As noted above, the Dodd-Frank Act changed the way an insured depository institution's deposit insurance premiums are calculated. These changes may impact assessment rates, which could impact the profitability of our operations.

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

  Federal Reserve System and Federal Home Loan Bank System

        As national banks, BankUnited and Herald are required to hold shares of capital stock in a Federal Reserve Bank. BankUnited holds capital stock in the Federal Reserve Bank of Atlanta, and Herald holds capital stock in the Federal Reserve Bank of New York. As members of the Federal Reserve System, BankUnited and Herald have access to the Federal Reserve discount window lending and payment clearing systems.

        BankUnited and Herald are members of the Federal Home Loan Bank of Atlanta and the Federal Home Loan Bank of New York, respectively. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As members of the FHLB, BankUnited and Herald are required to acquire and hold shares of capital stock in the FHLB of Atlanta and the FHLB of New York, respectively. BankUnited and Herald are in compliance with this requirement.

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

        The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company, BankUnited, or Herald finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or BankUnited must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

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

  •
  usury laws.

        Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

  The Community Reinvestment Act

        The Community Reinvestment Act, or "CRA," is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the federal banking bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. When the Company or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and the Company's depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Following their most recent CRA examinations, BankUnited (October 2012) and Herald (October 2011) each received an overall rating of "Satisfactory."

  Changes in Laws, Regulations or Policies

        Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for the Company in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations. The Dodd-Frank Act imposes substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us remains uncertain at this time and may have a material adverse effect on our business and results of operations.

Employees

        At December 31, 2012, we employed 1,384 full-time employees and 45 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Item 1A.    Risk Factors

Risk Management and Oversight

        The Company's risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. The Company's ability to properly identify, measure, monitor and report risk is critical to both its soundness and profitability.

        Our Board of Directors oversees our risk management process, including the company-wide approach to risk management, carried out by our management. Our Board approves the Company's business plans and the policies that set standards for the nature and level of risk the Company is willing to assume. The Board receives reports on the Company's management of critical risks and the effectiveness of risk management systems. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees, including the audit and risk committee, the compensation committee and the nominating and corporate governance committee, oversee risk in certain specified areas. The Chief Risk Officer is responsible for developing an Enterprise Risk Management framework to identify, manage and mitigate risks across our Company.

Risks Related to Our Business

Our business is highly susceptible to credit risk on our non-covered assets.

        As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans, if any, may not be sufficient to assure repayment. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market conditions in recent years. The continued potential for economic disruption presents considerable risks to us. Although the economic slowdown that the U. S. and our market areas have experienced has begun to reverse and markets have generally improved, there is no assurance that this improvement will be sustained or will continue. It is difficult to determine the many ways in which a decline in economic or market conditions or a failure of those conditions to continue to improve may impact the credit quality of our asset or our business in general. The Loss Sharing Agreements only cover certain legacy assets, and credit losses on assets not covered by the Loss Sharing Agreements could have a material adverse effect on our operating results.

Our allowance for credit losses may not be adequate to cover actual credit losses.

        We maintain an allowance for loan and lease losses that represents management's estimate of probable losses inherent in our credit portfolio. This estimate requires management to make certain assumptions and involves a high degree of judgment, particularly as our new loan portfolio is not yet seasoned and has not yet developed an observable loss trend. Management considers numerous factors in determining the amount of the allowance for loan and lease losses, including, but not limited to, internal risk ratings, loss forecasts, collateral values, delinquency rates, historical loss severities, the level of non-performing and restructured loans in the loan portfolio, product mix, underwriting practices, portfolio trends, industry conditions, economic trends and net charge-off trends.

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

        Our earnings and cash flows depend to a great extent upon the level of our net interest income. The current low level of market interest limits our ability to add higher yielding assets to the balance sheet. A prolonged period of low rates may exacerbate downward pressure on our net interest margin and have a negative impact on our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall operating results.

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

We may not be successful in executing our strategy of creating a strong franchise in the Tri-State market.

        An important component of our growth strategy is to create a strong franchise in the Tri-State market by expanding our branch network in the area, including through our recent acquisition of Herald. The primary market we serve is Florida and there is no guarantee that we will be able to integrate successfully or operate profitably the branch locations currently operated by Herald or be able to expand our branch network in the Tri-State market. Consumer and commercial banking in this market is highly competitive, with a large number of community and regional banks and also a significant presence of the country's largest commercial banks. We will be competing with other state and national financial institutions located in the Tri-State market, as well as savings and loan associations, savings banks and credit unions for deposits and loans.

Failure to comply with the terms of our Loss Sharing Agreements with the FDIC may result in significant losses.

        A significant portion of BankUnited's revenue continues to be derived from the covered assets. The Loss Sharing Agreements with the FDIC provide that a significant portion of losses related to the covered assets will be borne by the FDIC. Under the Loss Sharing Agreements, we are obligated to comply with certain loan servicing standards, including requirements to participate in government-sponsored loan modification programs. As these standards continue to evolve, we may experience difficulties in complying with the requirements of the Loss Sharing Agreements, which could result in covered assets losing some or all of their coverage. BankUnited's compliance with the terms of the Loss Sharing Agreements is subject to audit by the FDIC through its designated agent. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets losing their loss sharing coverage. See Item 1 "Business—The FSB Acquisition."

The geographic concentration of our markets in the coastal regions of Florida makes our business highly susceptible to local economic conditions and natural disasters.

        Unlike larger financial institutions that are more geographically diversified, our branch offices are primarily concentrated in the coastal regions of Florida. Additionally, a significant portion of our loans secured by real estate are secured by commercial and residential properties in Florida. The Florida economy and our market in particular were affected by the downturn in commercial and residential property values, and the decline in real estate values in Florida during the downturn was higher than the national average. Additionally, the Florida economy relies heavily on tourism and seasonal residents. Disruption or deterioration in economic conditions in the markets we serve or the occurrence of a natural disaster, such as a hurricane, or a man-made catastrophe, such as the Gulf of Mexico oil spill, could result in one or more of the following:

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

        Any decline in existing and new real estate sales could decrease lending opportunities, delay the collection of our cash flow from the Loss Sharing Agreements, and could negatively affect our income.

Delinquencies and defaults in residential mortgages have created a backlog in courts and an increase in the amount of legislative action that might restrict or delay our ability to foreclose and hence delay the collection of payments for single family residential loans under the Loss Sharing Agreements.

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

Our loan portfolio is affected by residential and commercial real estate prices and the level of residential and commercial real estate sales.

        Our financial results may be adversely affected by changes in real estate values. We make credit and reserve decisions based on current real estate values, the current conditions of borrowers or projects and our expectations for the future. If the real estate market does not recover or if real estate values decline, we could experience higher delinquencies and charge-offs beyond that provided for in the allowance for loan and lease losses. Although we have the Loss Sharing Agreements with the FDIC, these agreements do not cover 100% of the losses attributable to covered assets. In addition, the Loss Sharing Agreements will not mitigate any losses on our non-covered assets and our earnings could be adversely affected through a higher than anticipated provision for loan losses on such assets.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

        We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replicate. Although our senior management team has entered into employment agreements with us, they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

We may not be able to find suitable acquisition candidates and may be unable to manage our growth due to acquisitions.

        An important component of our growth strategy is to pursue acquisitions of complementary businesses. We compete with other financial institutions for acquisition opportunities and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, we would not be able to execute a strategy of growth by acquisition and we would be required to depend on other methods to grow our business.

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

        The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can.

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

We are dependent on our information technology and telecommunications systems and third-party servicers. Systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

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

        On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposes significant regulatory and compliance changes. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. For a more detailed description of the Dodd-Frank Act, see Item 1 "Business—Regulation and Supervision—The Dodd-Frank Act."

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

        We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited and Herald can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Failure to comply with the business plan filed with the OCC could have an adverse effect on our ability to execute our business plan.

        In conjunction with the conversion of its charter to that of a national bank, BankUnited was required to file a business plan with the OCC. Failure to comply with the business plan could subject the Bank to regulatory actions that could impede our ability to execute our business strategy. The provisions of the business plan restrict our ability to engage in business activities outside of those contemplated in the business plan without regulatory approval.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

        Federal banking agencies, including the OCC and Federal Reserve Board, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in BankUnited's or Herald's capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate BankUnited's or Herald's deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

        We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, and our future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution's record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

Financial institutions, such as BankUnited and Herald, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

        In order to comply with regulations, guidelines and examination procedures in this area, we are dedicating significant resources to the enhancement of our anti-money laundering program, adopting enhanced policies and procedures and implementing a new, robust automated anti-money laundering software solution. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our expansion plans.

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

        As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay FDIC premiums higher than current levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2012, BankUnited leased 120,672 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices, operations center and a retail branch. At December 31, 2012, we provided banking services at 98 branch locations in 15 Florida counties. Of the 98 branch properties, we leased 90 locations and owned 8 locations. We also leased 78,354 square feet of property in Florida for future branch operations and 5,580 square feet of warehouse space. Additionally, we leased 29,561 square feet of office and future branch space in New York City, New York, and 20,858 square feet of office, operations and future branch space in Melville, New York.

        At December 31, 2012, Herald leased 24,496 square feet of office and operations space in New York City, New York, and 10,048 square feet of office space in Melville, New York. We also leased 10,619 square feet of office and operations space in Hunt Valley, Maryland to house United Business Capital Lending, and 5,488 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle Public Finance.

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

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Shares of our common stock began trading on the NYSE under the symbol "BKU" on January 28, 2011. The last sale price of our common stock on the NYSE on February 20, 2013 was $27.68 per share.

        The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2012		2011
	High	Low	High	Low
1st Quarter	$26.33	$21.66	$29.90	$27.25
2nd Quarter	25.26	22.23	29.54	26.10
3rd Quarter	26.22	22.85	27.60	19.41
4th Quarter	25.10	22.01	23.49	18.92

        As of February 20, 2013, there were 577 stockholders of record of our common stock.

Equity Compensation Plan Information

        The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2013 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

Dividend Policy

        The Company declared a quarterly dividend of $0.17 per share on its common stock for each of the first three quarters of 2012, and increased its dividend to $0.21 per share on its common stock for the fourth quarter of 2012, resulting in total dividends for 2012 of $74.1 million, or $0.72 per share for the year ended December 31, 2012. The Company declared quarterly dividends of $0.14 per share on its common stock in 2011, resulting in total dividends for 2011 of $56.7 million, or $0.56 per share for the year ended December 31, 2011. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between January 28, 2011 (the day shares of our common stock began trading) and December 31, 2012, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock. The graph assumes our closing sales price on January 28, 2011 of $28.40 per share as the initial value of our common stock.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Index	01/28/11	03/31/11	06/30/11	09/30/11	12/31/11	03/31/12	06/30/12	09/30/12	12/31/12
BankUnited, Inc.	100.00	101.59	94.40	74.34	79.24	90.70	86.17	90.56	90.75
S&P 500	100.00	104.26	104.36	89.89	100.51	113.16	110.05	117.04	116.60
S&P Bank	100.00	100.03	92.40	76.48	88.70	108.05	106.19	113.16	110.19

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Consolidated Financial Data

        You should read the selected consolidated financial data set forth below in conjunction with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below at December 31, 2012, 2011 and 2010 and for the years then ended and at December 31, 2009 and for the period then ended is derived from our audited consolidated financial statements. The selected consolidated financial data set forth below at September 30, 2008, for the period from October 1, 2008 to May 21, 2009 and for the fiscal year ended September 30, 2008, has been derived from the consolidated financial statements of the Failed Bank.

        Although we were incorporated on April 28, 2009, neither we nor the Bank had any substantive operations prior to the FSB Acquisition on May 21, 2009. Results of operations of the Company for the periods after the FSB Acquisition are not comparable to the results of operations of the Failed Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Acquisition Accounting, ACI Loan Accounting and the Loss Sharing Agreements."

	BankUnited, Inc.
					Failed Bank
	At December 31,
					At September 30, 2008
	2012	2011	2010	2009
			(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$495,353	$303,742	$564,774	$356,215	$1,223,346
Investment securities available for sale, at fair value	4,172,412	4,181,977	2,926,602	2,243,143	755,225
Loans, net	5,512,618	4,088,656	3,875,857	4,588,898	11,249,367
FDIC indemnification asset	1,457,570	2,049,151	2,667,401	3,279,165	—
Goodwill and other intangible assets	69,768	68,667	69,011	60,981	28,353
Total assets	12,375,953	11,322,038	10,869,560	11,129,961	14,088,591
Deposits	8,538,073	7,364,714	7,163,728	7,666,775	8,176,817
Federal Home Loan Bank advances	1,916,919	2,236,131	2,255,200	2,079,051	5,279,350
Total liabilities	10,569,273	9,786,758	9,616,052	10,035,701	13,689,821
Total stockholder's equity	1,806,680	1,535,280	1,253,508	1,094,260	398,770

	BankUnited, Inc.				Failed Bank
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from April 28, 2009 to December 31, 2009(1)	Period from October 1, 2008 to May 21, 2009(1)	Year Ended September 30, 2008
	(dollars in thousands, except share data)
Consolidated Income Statement Data:
Interest income	$720,856	$638,097	$557,688	$335,524	$339,068	$834,460
Interest expense	123,269	138,937	168,200	83,856	333,392	555,594

Net interest income	597,587	499,160	389,488	251,668	5,676	278,866
Provision for loan losses	18,896	13,828	51,407	22,621	919,139	856,374

Net interest income (loss) after provision for loan losses	578,691	485,332	338,081	229,047	(913,463)	(577,508)
Non-interest income (loss)	89,247	163,217	297,779	253,636	(81,431)	(128,859)
Non-interest expense	323,073	455,805	323,320	283,262	238,403	246,480

Income (loss) before income taxes	344,865	192,744	312,540	199,421	(1,233,297)	(952,847)
Provision (benefit) for income before taxes	133,605	129,576	127,805	80,375	—	(94,462)

Net income (loss)	$211,260	$63,168	$184,735	$119,046	$(1,233,297)	$(858,385)

	BankUnited, Inc.				Failed Bank
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from April 28, 2009 to December 31, 2009(1)	Period from October 1, 2008 to May 21, 2009	Year Ended September 30, 2008
	(dollars in thousands, except per share data)
Share Data:
Earnings (loss) per common share, basic	$2.05	$0.63	$1.99	$1.29	$(12,332,970)	$(8,583,850)
Earnings (loss) per common share, diluted	$2.05	$0.62	$1.99	$1.29	$(12,332,970)	$(8,583,850)
Cash dividends declared per common share	$0.72	$0.56	$0.37	$—	N/A	N/A
Dividend payout ratio	35.13%	90.32%	18.59%	N/A	N/A	N/A
Other Data (unaudited):
Financial ratios
Return on average assets(2)	1.71%	0.58%	1.65%	1.69%	(14.26)%	(5.94)%
Return on average common equity(2)	12.45%	4.34%	15.43%	18.98%	(2041.04)%	(75.43)%
Yield on earning assets(2)(7)	7.27%	7.92%	7.26%	7.42%	3.91%	5.91%
Cost of interest bearing liabilities(2)	1.33%	1.62%	1.81%	1.39%	3.94%	4.36%
Equity to assets ratio	14.60%	13.56%	11.53%	9.83%	(7.25)%	2.83%
Interest rate spread(2)(7)	5.94%	6.30%	5.45%	6.03%	(0.03)%	1.55%
Net interest margin(2)(7)	6.04%	6.21%	5.08%	5.58%	0.06%	1.98%
Loan to deposit ratio(5)	65.28%	56.23%	54.96%	60.15%	128.74%	146.45%
Asset quality ratios
Non-performing loans to total loans(3)(5)	0.62%	0.70%	0.66%	0.38%	24.58%	11.98%
Non-performing assets to total assets(4)	0.89%	1.35%	2.14%	1.24%	23.53%	11.13%
Allowance for loan and lease losses to total loans	1.06%	1.17%	1.48%	0.49%	11.14%	5.98%
Allowance for loan and lease losses to non-performing loans(3)	171.21%	167.59%	226.35%	130.22%	45.33%	49.96%
Net charge-offs to average loans(2)	0.17%	0.62%	0.37%	0.00%	5.51%	1.58%

	BankUnited, Inc.				Failed Bank
	At December 31,				At September 30,
	2012	2011	2010	2009	2008
Capital ratios(6)
Tier 1 risk-based capital	33.60%	41.62%	42.97%	40.42%	4.90%
Total risk-based capital	34.88%	42.89%	43.71%	40.55%	6.21%
Tier 1 leverage	13.16%	13.06%	10.76%	8.78%	2.89%

(1)
The Company was incorporated on April 28, 2009, but neither the Company nor the Bank had any substantive operations prior to the FSB Acquisition on May 21, 2009.

(2)
Ratio is annualized for the period from October 1, 2008 to May 21, 2009 and for the period from May 22, 2009 to December 31, 2009. See note 1 above.

(3)
We define non-performing loans to include nonaccrual loans, loans, other than ACI loans, that are past due 90 days or more and still accruing and certain loans modified in troubled debt restructurings. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans. The carrying value of ACI loans contractually delinquent by more than 90 days, but not identifed as non-performing was $176.5 million, $361.2 million, $717.7 million and $1.2 billion at December 31, 2012, 2011, 2010 and 2009 respectively.

(4)
Non-performing assets include non-performing loans and OREO.

(5)
Total loans is net of unearned discounts and deferred fees and costs.

(6)
Capital ratios presented as of December 31, 2009 are ratios of the Bank.

(7)
On a tax-equivalent basis for the years ended December 31, 2012, 2011 and 2010.

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

Overview

  Performance Highlights

        In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin and interest rate spread, the allowance and provision for loan losses, performance ratios such as the return on average assets and return on average equity, asset quality ratios including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in the loan portfolio and trends in deposit mix. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally.

        Performance highlights include:

  •
  Net income for the year ended December 31, 2012 was $211.3 million or $2.05 per diluted share, compared to $63.2 million or $0.62 per diluted share for the year ended December 31, 2011. Earnings for 2012 generated a return on average stockholders' equity of 12.45% and a return on average assets of 1.71%. Results for 2011 reflected a one-time charge of $110.4 million recorded in conjunction with the Company's IPO.

  •
  Net interest income for 2012 was $597.6 million, an increase of $98.4 million over the prior year. The net interest margin, calculated on a tax-equivalent basis, decreased to 6.04% for 2012 from 6.21% for 2011. The decline in the net interest margin resulted from a decrease in the average yield on interest earning assets, partially offset by a decrease in the average rate paid on interest bearing liabilities. The primary driver of the decrease in the average yield on interest earning assets was a shift in the composition of the loan portfolio away from higher yielding covered loans into new loans originated at lower current market rates of interest. The decrease in the average rate paid on interest bearing liabilities resulted from declines in market interest rates and a continued shift in deposit mix into lower cost deposit products. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2012 and 2011 (on a tax-equivalent basis):

  •
  We completed the acquisition of Herald on February 29, 2012 for a purchase price of $65.0 million. At the date of acquisition, Herald had total loans of $306.0 million, total investment securities of $161.0 million and total deposits of $435.5 million.

  •
  Strong loan growth continued. New loans increased by $2.0 billion in 2012 to $3.7 billion. New loan growth in 2012 outpaced the resolution of covered loans, resulting in net growth in the total loan portfolio. New loan growth was concentrated in the commercial portfolio segment, commensurate with our core business strategy. The following charts compare the composition of our loan portfolio at December 31, 2012 and 2011:

  •
  Total deposits grew by $1.2 billion to $8.5 billion while demand deposits increased to 22% of total deposits at December 31, 2012. The following charts illustrate the composition of deposits at December 31, 2012 and 2011:

  •
  Asset quality remains strong. At December 31, 2012, 97% of the new commercial loan portfolio was rated "pass" and 99% of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.43% at December 31, 2012. Credit risk related to the covered loans is significantly mitigated by the Loss Sharing Agreements.

  •
  The Company's capital ratios exceed all regulatory "well capitalized" guidelines. The charts below present the Company's regulatory capital ratios compared to regulatory guidelines as of December 31, 2012 and 2011:

  Opportunities and Challenges

        Management has identified significant opportunities for our Company, including:

  •
  Our capital position, market presence and experienced lending team position us well for continued organic growth in Florida and the Tri-State market. In addition to our core commercial banking franchise, we are building an in-house residential origination channel and have entered the indirect auto and taxi medallion lending businesses.

  •
  Planned expansion of our branch footprint, including three branches in Manhattan scheduled to open in the first quarter of 2013.

  •
  Potential growth through strategic acquisitions of financial institutions and complementary businesses.

  •
  The potential to take advantage of lower market interest rates and the ability to shift deposits into lower cost products to further reduce our cost of funds.

  •
  The continued enhancement of our infrastructure and technology platforms will enable us to expand product offerings to our customers and increase operational efficiency.

        We have also identified significant challenges confronting the industry and our Company:

  •
  The current low interest rate environment is likely to put pressure on our net interest margin, particularly as higher-yielding covered assets are liquidated or mature and are replaced with assets originated or purchased at current market rates of interest.

  •
  Economic conditions in the Florida market, while improving, remain under stress. Continued economic stress may lead to elevated levels of non-performing assets or impact our ability to sustain the trajectory of new loan growth.

  •
  Management expects that the Company and the banking industry as a whole may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past.

  •
  Uncertainty about the full impact of new regulation may present challenges in the execution of our business strategy and the management of non-interest expense. For additional discussion, see "Regulation and Supervision."

  Impact of Acquisition Accounting, ACI Loan Accounting and the Loss Sharing Agreements

        The application of acquisition accounting, accounting for loans acquired with evidence of deterioration in credit quality since origination ("ACI" or "Acquired Credit Impaired" loans) and the provisions of the Loss Sharing Agreements have had a material impact on our financial condition and results of operations. The more significant ways in which our financial statements have been impacted are summarized below and discussed in more detail throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations":

  •
  Under the acquisition method of accounting, all of the assets acquired and liabilities assumed in the FSB Acquisition were initially recorded on the consolidated balance sheet at their estimated fair values as of May 21, 2009. These estimated fair values differed materially from the carrying amounts of many of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Bank immediately prior to the FSB Acquisition. In particular, the carrying amount of investment securities, loans, the FDIC indemnification asset, goodwill and other intangible assets, net deferred tax assets, deposit liabilities, and FHLB advances were materially impacted by these adjustments, which continue to affect the reported amounts of such assets and liabilities;

  •
  Interest income, interest expense and the net interest margin reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities in conjunction with the FSB Acquisition;

  •
  The estimated fair value at which the acquired loans were initially recorded by the Company was significantly less than the unpaid principal balances of the loans. No allowance for loan and lease losses was recorded with respect to acquired loans at the FSB Acquisition date. The write-down of loans to fair value in conjunction with the application of acquisition accounting and credit protection provided by the Loss Sharing Agreements reduces the impact of the provision for loan losses related to the acquired loans on the results of operations;

  •
  Acquired investment securities were recorded at their estimated fair values at the FSB Acquisition date, significantly reducing the potential for other-than-temporary impairment charges in periods subsequent to the FSB Acquisition for the acquired securities. Certain of the acquired investment securities are covered under the Loss Sharing Agreements. The impact on results of operations of any future other-than-temporary impairment charges related to covered securities would be significantly mitigated by indemnification by the FDIC;

  •
  An indemnification asset related to the Loss Sharing Agreements with the FDIC was recorded in conjunction with the FSB Acquisition. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to covered assets;

  •
  Non-interest income includes the effect of accretion of discount on the indemnification asset;

  •
  Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Loss Sharing Agreements. The impact of gains or losses related to transactions in covered loans and other real estate owned is significantly mitigated by indemnification by the FDIC;

  •
  ACI loans that are contractually delinquent may not be reflected as nonaccrual loans or non-performing assets due to the accounting treatment accorded such loans under Accounting Standards Codification ("ASC") section 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

        These factors may impact the comparability of our financial performance to that of other financial institutions.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

        Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below involve a heightened level of management judgment due to the complexity, subjectivity and sensitivity involved in their application.

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

  •
  the selection of peer banks used to calculate loss factors;

  •
  estimated losses based on risk characteristics and risk rating of loans; and

  •
  our assessment of qualitative factors.

        Note 1 of the notes to our consolidated financial statements describes the methodology used to determine the ALLL.

  Accounting for Acquired Loans and the FDIC Indemnification Asset

        A significant portion of the covered loans are ACI Loans. The accounting for ACI loans requires the Company to estimate the timing and amount of cash flows to be collected from these loans and to continually update estimates of the cash flows expected to be collected over the lives of the loans. Similarly, the accounting for the FDIC indemnification asset requires the Company to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. Estimated cash flows impact the rate of accretion on covered loans and the FDIC indemnification asset as well as the amount of any ALLL to be established related to the covered loans. These cash flow estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to their amount and timing.

        Covered 1-4 single family residential and home equity loans were placed into homogenous pools at the time of the FSB Acquisition; the ongoing credit quality and performance of these loans is monitored on a pool basis and expected cash flows are estimated on a pool basis. At acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition was recognized as accretable yield. The accretable yield is recognized as interest income over the life of each pool.

        We monitor the pools quarterly by updating our expected cash flows to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values. Changes in these assumptions could have a potentially material impact on the amount of the ALLL related to the covered loans as well as on the rate of accretion on these loans. Prepayment, delinquency and default curves used to forecast pool cash flows are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold is judgmentally determined.

        Generally, commercial loans are monitored and expected cash flows updated at the individual loan level due to the size and other unique characteristics of these loans. The expected cash flows are estimated based on judgments and assumptions which include credit risk grades established in the Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluations of cash flows from available collateral, and the contractual terms of the underlying loan agreements. Changes in the assumptions that impact forecasted cash flows could result in a potentially material change to the amount of the ALLL or the rate of accretion on these loans.

        The estimated cash flows from the FDIC indemnification asset are sensitive to changes in the same assumptions that impact expected cash flows on covered loans. Estimated cash flows impact the rate of accretion on the FDIC indemnification asset.

  Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the collateral at the date of foreclosure based on estimates, including some obtained from third parties, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed, and the assets are carried at the lower of cost or fair value less estimated costs to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the carrying value does not exceed estimated realizable value. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred. Given the large number of OREO properties and the judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy. Estimates of value of OREO properties are typically based on real estate appraisals performed by independent appraisers. In some cases, if an appraisal is not available, values may be based on brokers' price opinions. These values are generally updated as appraisals become available.

  Equity Based Compensation

        Prior to the consummation of the IPO, BUFH had issued equity awards in the form of Profits Interest Units ("PIUs") to certain members of management. Compensation expense related to PIUs was based on the fair value of the underlying units on the date of the consolidated financial statements. At the time of the IPO, the PIUs were exchanged for a combination of vested and unvested shares and vested and unvested options. The fair value of PIUs and options issued in exchange for PIUs was estimated using a Black-Scholes option pricing model, which incorporated significant assumptions as to expected volatility, dividends, terms, risk free rates and, prior to the IPO, equity value per share. Changes in these underlying assumptions would have had a potentially material effect on the values assigned to these instruments. Determining the fair value of the PIUs and the options issued in exchange for the PIUs is considered a critical accounting estimate because it requires significant judgments and because of the potential materiality of the amounts involved. See Notes 1 and 17 to our consolidated financial statements for further information about equity based compensation awards and the techniques used to value them.

  Fair Value Measurements

        The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, derivative instruments and, for periods prior to the IPO, the liability for PIUs. Assets that may be measured at fair value on a non-recurring basis include OREO, impaired loans, loans held for sale, intangible assets and assets acquired and liabilities assumed in business combinations. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.

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

        Because of the degree of judgment involved in selecting valuation techniques and underlying assumptions, fair value measurements are considered critical accounting estimates.

        Notes 1, 4, and 20 to our consolidated financial statements contain further information about fair value estimates.

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

        The mix of interest earning assets is influenced by loan demand and by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by management's assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Company's markets and the availability and pricing of other sources of funds.

        Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion related to ACI loans on net interest income, the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 29.1%, 50.8% and 76.3% of total loans, net of premiums, discounts, deferred fees and costs, at December 31, 2012, 2011 and 2010, respectively. As the impact of accretion related to ACI loans declines, we expect our net interest margin and interest rate spread to decrease.

        Payments received in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans are recognized as interest income upon receipt. The carrying value of one pool was reduced to zero in late 2011. Future expected cash flows from this pool totaled $105.6 million as of December 31, 2012. The UPB of loans remaining in this pool was $213.9 million at December 31, 2012. The timing of receipt of proceeds from loans in this pool may be unpredictable, leading to increased volatility in the yield on the pool.

        Fair value adjustments of interest earning assets and interest bearing liabilities recorded at the time of the FSB Acquisition are accreted to interest income or expense over the lives of the related assets or liabilities. Generally, accretion of these fair value adjustments increases interest income and decreases interest expense, and thus has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion of fair value adjustments on interest income and interest expense will continue to decline as these assets and liabilities mature or are repaid and constitute a smaller portion of total interest earning assets and interest bearing liabilities.

        The impact of accretion and ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

        The following tables present, for the years ended December 31, 2012, 2011 and 2010, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Nonaccrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on nonaccrual loans is not included. Yields have been calculated on a tax equivalent basis (dollars in thousands):

	2012			2011			2010
	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)
Assets:
Interest earning assets:
Loans	$4,887,209	$587,571	12.02%	$3,848,837	$513,539	13.34%	$4,181,062	$431,468	10.32%
Investment securities available for sale	4,611,379	135,833	2.95%	3,654,137	127,630	3.49%	2,891,493	126,565	4.38%
Other interest earning assets	522,184	4,931	0.94%	628,782	2,743	0.44%	640,506	1,958	0.31%

Total interest earning assets	10,020,772	728,335	7.27%	8,131,756	643,912	7.92%	7,713,061	559,991	7.26%
Allowance for loan and lease losses	(56,463)			(57,462)			(38,236)
Non-interest earning assets	2,387,719			2,866,486			3,513,839

Total assets	$12,352,028			$10,940,780			$11,188,664

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$504,614	3,155	0.63%	$382,329	2,499	0.65%	$273,897	1,981	0.72%
Savings and money market deposits	3,912,444	24,093	0.62%	3,366,466	29,026	0.86%	2,870,768	34,243	1.19%
Time deposits	2,632,451	38,930	1.48%	2,585,201	44,248	1.71%	3,889,961	72,120	1.85%

Total interest bearing deposits	7,049,509	66,178	0.94%	6,333,996	75,773	1.20%	7,034,626	108,344	1.54%
Borrowings:
FHLB advances	2,227,910	57,040	2.56%	2,246,068	63,158	2.81%	2,244,601	59,784	2.66%
Short-term borrowings	12,435	51	0.41%	1,333	6	0.48%	7,812	72	0.92%

Total interest bearing liabilities	9,289,854	123,269	1.33%	8,581,397	138,937	1.62%	9,287,039	168,200	1.81%

Non-interest bearing demand deposits	1,099,448			622,377			440,673
Other non-interest bearing liabilities	265,399			282,416			263,789

Total liabilities	10,654,701			9,486,190			9,991,501
Stockholders' equity	1,697,327			1,454,590			1,197,163

Total liabilities and stockholders' equity	$12,352,028			$10,940,780			$11,188,664

Net interest income		$605,066			$504,975			$391,791

Interest rate spread			5.94%			6.30%			5.45%

Net interest margin			6.04%			6.21%			5.08%

(1)
On a tax-equivalent basis where applicable

        Increases and decreases in interest income, calculated on a tax-equivalent basis, and interest expense result from changes in average balances (volume) of interest earning assets and liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities for the years indicated. The effect of changes in volume is determined by multiplying the change in volume by the previous year's average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous year's volume. Changes applicable to both volume and rate have been allocated to volume (in thousands):

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$124,837	$(50,805)	$74,032	$(44,197)	$126,268	$82,071
Investment securities available for sale	27,935	(19,732)	8,203	26,799	(25,734)	1,065
Other interest earning assets	(956)	3,144	2,188	(51)	836	785

Total interest income	151,816	(67,393)	84,423	(17,449)	101,370	83,921

Interest Expense Attributable to:
Interest bearing demand deposits	732	(76)	656	709	(191)	518
Savings and money market deposits	3,147	(8,080)	(4,933)	4,274	(9,491)	(5,217)
Time deposits	628	(5,946)	(5,318)	(22,332)	(5,540)	(27,872)

Total interest bearing deposits	4,507	(14,102)	(9,595)	(17,349)	(15,222)	(32,571)

FHLB advances	(503)	(5,615)	(6,118)	41	3,333	3,374
Short-term borrowings	46	(1)	45	(32)	(34)	(66)

Total interest expense	4,050	(19,718)	(15,668)	(17,340)	(11,923)	(29,263)

Increase (decrease) in net interest income	$147,766	$(47,675)	$100,091	$(109)	$113,293	$113,184

  Year ended December 31, 2012 compared to year ended December 31, 2011

        Net interest income, calculated on a tax-equivalent basis, was $605.1 million for the year ended December 31, 2012 compared to $505.0 million for the year ended December 31, 2011, an increase of $100.1 million. The increase in net interest income was comprised of an increase in interest income of $84.4 million and a decrease in interest expense of $15.7 million.

        The increase in tax-equivalent interest income resulted primarily from a $74.0 million increase in interest income from loans and an $8.2 million increase in interest income from investment securities available for sale.

        Increased interest income from loans was attributable to a $1.0 billion increase in the average balance outstanding offset by a decrease in the average yield to 12.02% for 2012 from 13.34% for 2011. Offsetting factors contributed to the overall decline in the yield on loans:

  •
  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio in 2012 than in 2011. New loans represented 55.8% of the average balance of loans outstanding in 2012 as compared to 24.0% in 2011. The tax equivalent yield on new loans was 4.32% for the year ended December 31, 2012 as compared to 4.93% for the year ended December 31, 2011. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans in future periods.

  •
  The yield on loans acquired in the FSB Acquisition increased to 21.76% for 2012 as compared to 16.00% for 2011. This increase resulted from (i) generally improved default frequency and severity rates leading to an increase in expected cash flows, (ii) covered loans being resolved at a faster rate than previously expected leading to acceleration of both actual and forecasted cash flows and higher accretion and (iii) recognition of all proceeds from resolution of loans in the residential pool with a carrying value of zero as interest income, as discussed above. Specifically, proceeds of $29.9 million from the sale of loans in this pool were recognized as interest income in the fourth quarter of 2012.

        The average balance of investment securities available for sale increased by $1.0 billion for the year ended December 31, 2012 over the year ended December 31, 2011 while the yield declined to 2.95% for 2012 from 3.49% for 2011. The decline in yield was primarily a result of adding securities to the portfolio at lower prevailing rates.

        The primary components of the decrease in interest expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 were a $9.6 million decline in interest expense on deposits and a $6.1 million decline in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the decline in interest expense on deposits was a decline in the average rate paid on interest bearing deposits to 0.94% in 2012 as compared to 1.20% in 2011, partly offset by a $0.7 billion increase in the average balance outstanding. The decrease in average rate resulted primarily from a decline in market rates of interest across deposit products. Specifically, the average rate paid on savings and money market deposits declined to 0.62% for the year ended December 31, 2012 from 0.86% for the year ended December 31, 2011, a decrease of 0.24%. The average rate paid on time deposits, inclusive of accretion of fair value adjustments, declined by 0.23% to 1.48% in 2012 from 1.71% in 2011. Excluding the impact of accretion of fair value adjustments, the average rate paid on time deposits declined by 0.48%, to 1.50% from 1.98%. Accretion of fair value adjustments declined by $6.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The average rate paid on FHLB advances, inclusive of the impact of cash flow hedges and fair value accretion, declined by 0.25%, to 2.56% in 2012 from 2.81% in 2011. This decline resulted primarily from maturing advances being rolled over at lower market rates, partially offset by a decline of $4.3 million in accretion of fair value adjustments. The impact of accretion of fair value adjustments on interest expense will continue to decline as the related borrowings mature.

        The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2012 was 6.04% as compared to 6.21% for the year ended December 31, 2011, a decrease of 17 basis points. The interest rate spread declined to 5.94% for the year ended December 31, 2012 from 6.30% for the year ended December 31, 2011. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and borrowings, as discussed above.

  Year ended December 31, 2011 compared to year ended December 31, 2010

        Net interest income, calculated on a tax-equivalent basis, increased to $505.0 million for the year ended December 31, 2011 from $391.8 million for the year ended December 31, 2010, an increase of $113.2 million. The increase was comprised of an increase in interest income of $83.9 million coupled with a decline in interest expense of $29.3 million.

        The increase in tax-equivalent interest income was primarily driven by an $82.1 million increase in interest income from loans. The average yield on loans increased by 302 basis points, to 13.34% for the year ended December 31, 2011 from 10.32% for the year ended December 31, 2010, primarily because of an increase in the yield on loans acquired in the FSB Acquisition to 16.00% for the year ended December 31, 2011 from 10.66% for the year ended December 31, 2010. This increase resulted from (i) covered loans being resolved at a faster rate than expected, resulting in higher accretion, (ii) improved default frequency and severity rates leading to an increase in expected cash flows, (iii) favorable resolutions of commercial ACI loans, and (iv) to a lesser extent, recognition of all proceeds from resolution of loans in one residential pool with a carrying value of zero as interest income, as discussed above. The average yield on new loans declined to 4.93% for the year ended December 31, 2011 from 5.46% for the year ended December 31, 2010, primarily due to continued declines in market interest rates. New loans constituted 41.3% of loans, net of premiums, discounts, deferred fees and costs, at December 31, 2011 as compared to 13.7% at December 31, 2010. The overall increase in the average yield on loans was in part offset by a decrease of $332.2 million in the average balance outstanding. The decrease in the average balance of loans resulted from paydowns and resolutions of covered loans, partially offset by growth in the new loan portfolio. The average balance of loans acquired in the FSB Acquisition declined to $2.9 billion for the year ended December 31, 2011 from $3.9 billion for the year ended December 31, 2010, while the average balance of new loans grew to $923.8 million from $274.6 million for the years ended December 31, 2011 and 2010, respectively.

        Interest income from investment securities, calculated on a tax-equivalent basis, increased by $1.1 million as a result of a $762.6 million increase in the average balance, substantially offset by a decline in the average yield to 3.49% from 4.38%. The decline in average yield is indicative of the addition of securities to the portfolio at lower prevailing market rates of interest.

        The decline in interest expense for the year ended December 31, 2011 was primarily driven by a decrease of $32.6 million in interest expense on deposits, partially offset by an increase of $3.4 million in interest expense on FHLB advances. The average rate paid on interest bearing deposits declined by 34 basis points, to 1.20% from 1.54%. Three factors contributed to the decline in the average rate paid on deposits. A decrease in market rates of interest across all deposit product groups and continued runoff of higher cost time deposits were partially offset by a reduction in accretion of acquisition date fair value adjustments. Accretion of fair value adjustments on time deposits totaled $7.0 million for the year ended December 31, 2011 as compared to $21.4 million for the year ended December 31, 2010. Accretion continues to decrease as time deposits outstanding at the date of the FSB Acquisition mature. The average rate paid on time deposits, exclusive of fair value accretion, declined to 1.98% for 2011 from 2.41% for 2010. A decline in the overall average balance of deposits also contributed to reduced interest expense. Consistent with our strategy of replacing more costly time deposits with lower cost deposits, the average balance of time deposits declined by $1.3 billion while the average balance of interest bearing demand, savings and money market deposits increased by $604.1 million. The increase in interest expense on FHLB advances was primarily attributable to a decrease of $4.8 million in accretion of acquisition date fair value adjustments.

        The net interest margin, calculated on a tax-equivalent basis, increased by 113 basis points to 6.21% for the year ended December 31, 2011 from 5.08% for the year ended December 31, 2010. Similarly, the interest rate spread increased by 85 basis points to 6.30% for 2011 from 5.45% for 2010. Increases in the net interest margin and interest rate spread were driven primarily by the increased yield on loans and the lower cost of interest bearing deposits discussed above.

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

        Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in "Net gain (loss) on indemnification asset" as discussed below in the section entitled "Non-interest income." Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the years ended December 31, 2012, 2011 and 2010, we recorded provisions for (recoveries of) losses on covered loans of $(0.5) million, $(7.7) million and $46.5 million and increases (reductions) in related non-interest income of $0.3 million, $(6.3) million and $29.3 million, respectively.

        For the years ended December 31, 2012, 2011 and 2010, we recorded provisions for loan losses of $19.4 million, $21.5 million and $4.9 million, respectively, related to new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income. The provision for new loans declined for the year ended December 31, 2012 as compared to the year ended December 31, 2011 in spite of increased loan growth in 2012. The impact of loan growth on the provision for loan losses was partially offset by decreases in the peer group loss factors applied in determining the ALLL for the new commercial portfolio. See the section entitled "Analysis of the Allowance for Loan and Leases" below for further discussion. The increase in the provision for losses on new loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010 resulted primarily from growth in the new loan portfolio.

  Non-Interest Income

        The Company reported non-interest income of $89.2 million, $163.2 million and $297.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The majority of our non-interest income resulted from the resolution of assets covered by our Loss Sharing Agreements with the FDIC and accretion of discount on the FDIC indemnification asset. Typically, the primary components of non-interest income of financial institutions are service charges and fees and gains or losses related to the sale or valuation of investment securities, loans and other assets. Thus, it is difficult to compare the amount and composition of our non-interest income with that of other financial institutions of our size.

        The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Accretion of discount on FDIC indemnification asset	$15,306	$55,901	$134,703
Income from resolution of covered assets, net	51,016	18,776	121,462
Net gain (loss) on indemnification asset	(6,030)	79,812	17,736
FDIC reimbursement of costs of resolution of covered assets	19,569	31,528	29,762
Loss on sale of covered loans, net	(29,270)	(70,366)	(76,360)

Non-interest income from covered assets	50,591	115,651	227,303
Service charges and fees	12,716	11,128	10,567
Gain on sale of non-covered loans, net	613	652	50
Gain (loss) on sale or exchange of investment securities available for sale, net	17,039	1,136	(998)
Loss on extinguishment of debt	(14,175)	—	—
Loss on termination of interest rate swap	(8,701)	—	—
Mortgage insurance income	9,772	16,904	18,441
Settlement with the FDIC	—	—	24,055
Other non-interest income	21,392	17,746	18,361

	$89,247	$163,217	$297,779

  Non-interest income related to transactions in the covered assets

        Accretion of discount on the FDIC indemnification asset totaled $15.3 million, $55.9 million and $134.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accretion is a result of discounting and may also increase or decrease from period to period due to changes in expected cash flows from the ACI loans.

        The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at acquisition, and reimbursement of certain expenses. A discount rate of 7.10%, determined using a risk-free yield curve plus a premium reflecting uncertainty related to the collection, amount and timing of cash flows and liquidity concerns, was used in the initial calculation of fair value. If projected cash flows from the ACI loans increase, the yield on the loans will increase accordingly and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the indemnification asset. For the years ended December 31, 2012, 2011 and 2010, the average rate at which discount was accreted on the FDIC indemnification asset was 0.89%, 2.48% and 4.69%, respectively.

        The decrease in total accretion for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and for the year ended December 31, 2011 as compared to the year ended December 31, 2010 related both to the decrease in the average discount rate resulting from increases in projected cash flows from the ACI loans and to the decrease in the average balance of the indemnification asset. The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. We expect the accretion rate to be negative, and to begin recording amortization of, rather than accretion on, the indemnification asset beginning in the first quarter of 2013. Additionally, as we continue to submit claims under the Loss Sharing Agreements, the balance of the indemnification asset will continue to decline.

        The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the statement of income line item "Net gain (loss) on indemnification asset." This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

  •
  gains or losses from the resolution of covered assets;

  •
  provisions for (recoveries of) losses on covered loans;

  •
  gains or losses on the sale of covered loans;

  •
  gains or losses on the sale of OREO; and

  •
  impairment of OREO.

        Each of these types of transactions is discussed further below.

        A rollforward of the FDIC indemnification asset from December 31, 2009 to December 31, 2012 follows (in thousands):

Balance, December 31, 2009	$3,279,165
Accretion	134,703
Reduction for claims filed	(764,203)
Net gain on indemnification asset	17,736

Balance, December 31, 2010	2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812

Balance, December 31, 2011	2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)

Balance, December 31, 2012	$1,457,570

        Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the carrying value of the loans is recorded in the consolidated statement of income line item "Income from resolution of covered assets, net." Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item "Net gain (loss) on indemnification asset" and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income recorded in any period will be impacted by the number and UPB of ACI loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

        As history of the performance and resolution of ACI loans has grown and we have updated our projections of cash flows from the ACI loans, gains or losses recorded on resolution of covered loans have declined in absolute terms. As our projections of cash flows from the ACI loans have been updated, these cash flows have increasingly been reflected in interest income, through increased yields and higher accretion, rather than in income from resolution of covered assets. For the years ended December 31, 2012, 2011 and 2010, ACI loans with a UPB of $1.0 billion, $1.7 billion and $1.9 billion were resolved by payment in full, foreclosure or short sale.

        The following table provides further detail of the components of income from resolution of covered assets, net for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Payments in full	$70,562	$90,773	$142,172
Foreclosures	(19,326)	(46,726)	(15,691)
Short sales	(5,046)	(25,185)	7,801
Modifications	—	—	(2,424)
Charge-offs	(2,918)	(6,917)	(14,303)
Recoveries	7,744	6,831	3,907

Income from resolution of covered assets, net	$51,016	$18,776	$121,462

        As expected, the impact of payments in full on the results of operations declined for the year ended December 31, 2012 as compared to the year ended December 31, 2011 as well as for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This is a result of additional history with the performance of covered loans being reflected in our updated cash flow forecasts and a decline in the number of paid in full resolutions. We expect the impact on non-interest income of resolutions from payments in full to decline further in the future as we continue to update our cash flow forecasts and the number of loans in the portfolio likely to be resolved in this manner decreases.

        A decline in the level of foreclosure and short sale activity coupled with improving home prices led to a decrease in losses on resolutions from foreclosures and short sales for the year ended December 31, 2012 as compared to the year ended December 31, 2011. In contrast, home price depreciation in our primary market areas led to increased losses, or declines in net gains, from short sales and foreclosures for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

        The impact of charge-offs has declined year over year due primarily to reductions in the number and dollar amount of charge-offs of home equity lines of credit.

        Under the Purchase and Assumption Agreement, we are permitted to sell on an annual basis up to 2.5% of the covered loans, based upon the UPB at the time of the FSB Acquisition, or approximately $280.0 million, without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. The significantly mitigating amounts recoverable from the FDIC related to these losses are recorded as increases in the FDIC indemnification asset and corresponding increases in the non-interest income line item "Net gain (loss) on indemnification asset."

Sales of covered loans for the years ended December 31, 2012, 2011 and 2010 are summarized as follows (in thousands):

	2012	2011	2010
Unpaid principal balance of loans sold	$239,135	$268,588	$272,178

Gross cash proceeds	$104,543	$76,422	$68,099
Carrying value of loans sold	103,127	146,148	143,526
Transaction costs incurred	(747)	(640)	(933)

Net pre-tax impact on earnings, excluding gain on indemnification asset	$669	$(70,366)	$(76,360)

Loss on sale of covered loans	$(29,270)	$(70,366)	$(76,360)
Proceeds recorded in interest income	29,939	—	—

	$669	$(70,366)	$(76,360)

Gain on indemnification asset	$30,725	$56,053	$57,747

        Loans were sold on a non-recourse basis to third parties. The decline in loss on sale of covered loans for the year ended December 31, 2012 as compared to the year ended December 31, 2011 resulted from (i) improved pricing on the sale and (ii) the impact of sale of loans from the pool of residential ACI loans with a carrying value of zero. Loans with an aggregate UPB of $73.1 million were sold from this pool in 2012 and the proceeds of $29.9 million were recorded in interest income. No loss was recorded in the consolidated financial statements on the sale of loans from this pool. Since reimbursements from the FDIC under the Loss Sharing Agreements are calculated based on UPB of the loans rather than on their financial statement carrying amounts, the gain on indemnification asset recorded related to the sale of covered loans for 2012 includes a component related to the sale of loans from the zero carrying value pool. Historically, we have sold covered loans in the fourth quarter of each fiscal year. We anticipate that we will continue to exercise our right to sell covered loans in future periods, and depending on market conditions, expect to sell loans on a quarterly, rather than an annual basis.

        Additional impairment arising since the FSB Acquisition related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item "Net gain (loss) on indemnification asset" and reflected as a corresponding increase in the FDIC indemnification asset. Alternatively, a recovery of the provision for loan losses related to covered loans results in a reduction in the amounts the Company expects to recover from the FDIC and a corresponding reduction in the FDIC indemnification asset and in non-interest income, reflected in the line item "Net gain (loss) on indemnification asset."

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

        Net gain (loss) on indemnification asset of $(6.0) million, $79.8 million and $17.7 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of transactions related to covered assets for the years ended December 31, 2012, 2011 and 2010 was $10.5 million, $(12.2) million and $(1.9) million, respectively, as detailed in the following tables (in thousands):

	2012
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$503	$344	$847
Income from resolution of covered assets, net	51,016	(41,962)	9,054
Net loss on sale of covered loans	(29,270)	30,725	1,455
Gain on sale of OREO	4,164	(3,078)	1,086
Impairment of OREO	(9,926)	7,941	(1,985)

	$16,487	$(6,030)	$10,457

	2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$7,692	$(6,327)	$1,365
Income from resolution of covered assets, net	18,776	(6,871)	11,905
Net loss on sale of covered loans	(70,366)	56,053	(14,313)
Loss on sale of OREO	(23,576)	17,272	(6,304)
Impairment of OREO	(24,569)	19,685	(4,884)

	$(92,043)	$79,812	$(12,231)

	2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(46,481)	$29,291	$(17,190)
Income from resolution of covered assets, net	121,462	(84,138)	37,324
Net loss on sale of covered loans	(76,360)	57,747	(18,613)
Loss on sale of OREO	(2,174)	1,932	(242)
Impairment of OREO	(16,131)	12,904	(3,227)

	$(19,684)	$17,736	$(1,948)

        Certain OREO and foreclosure related expenses, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as "FDIC reimbursement of costs of resolution of covered assets" in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the years ended December 31, 2012, 2011, and 2010 non-interest expense included approximately $20.3 million, $32.0 million and $49.7 million, respectively, of such expenses. During the years ended December 31, 2012, 2011, and 2010, claims of $19.6 million, $31.5 million, and $29.8 million, respectively, were submitted to the FDIC. As of December 31, 2012, $16.9 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods.

        We expect the impact on non-interest income of transactions in the covered assets to decline in future periods as these assets comprise a smaller percentage of our total assets.

  Other components of non-interest income

        Gains on the sale of investment securities available for sale during the year ended December 31, 2012 related primarily to the following:

  •
  We sold agency mortgage-backed securities with an aggregate fair value of $526.7 million and a combined effective yield of 1.22%, utilizing the proceeds to extinguish $520.0 million of FHLB advances and terminate a cash flow hedge with a combined cost of borrowing of 3.46%. We realized a gain on sale of these securities of $10.0 million, a loss on extinguishment of the FHLB advances of $14.2 million and a loss on termination of the cash flow hedge of $8.7 million. This transaction is expected to have a positive impact on our net interest margin in 2013.

  •
  Gains of $6.4 million on the sale of financial institution preferred stocks resulted from a decision to reduce our level of exposure to this asset class.

  •
  We realized net gains of $0.6 million from the liquidation of certain positions in asset-backed securities, primarily student loan backed securities, in response to market developments.

        Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offsets amounts otherwise reimbursable by the FDIC. Decreases in mortgage insurance income for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and for the year ended December 31, 2011 as compared to the year ended December 31, 2010 resulted primarily from declines in the volume of claims being processed.

        Non-interest income for the year ended December 31, 2010 included approximately $24.1 million representing the settlement of a dispute with the FDIC associated with the valuation established on certain investment securities at the time of the FSB Acquisition.

        Other non-interest income for the year ended December 31, 2012 included a gain of $5.3 million on the acquisition of Herald. For further discussion, see Note 3 to the consolidated financial statements.

  Non-Interest Expense

        The following table presents the components of non-interest expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Employee compensation and benefits	$173,261	$272,991	$144,486
Occupancy and equipment	54,465	36,680	28,692
Impairment of other real estate owned	9,926	24,569	16,131
(Gain) loss on sale of other real estate owned	(4,164)	23,576	2,174
Other real estate owned expense	7,624	13,001	19,003
Foreclosure expense	12,644	18,976	30,669
Change in value of FDIC warrant	—	—	21,832
Deposit insurance expense	7,248	8,480	13,899
Professional fees	15,468	17,330	14,677
Telecommunications and data processing	12,462	12,041	12,321
Other non-interest expense	34,139	28,161	19,436

	$323,073	$455,805	$323,320

        Non-interest expense as a percentage of average assets, excluding a $110.4 million equity based compensation charge recorded in conjunction with the IPO in 2011, was 2.6%, 3.2% and 2.9% for the years ended December 31, 2012, 2011 and 2010, respectively. The more significant components of non-interest expense are discussed below.

  Employee compensation and benefits

        As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Excluding the impact of the $110.4 million equity based compensation charge recorded in conjunction with the IPO as discussed further below, employee compensation and benefits increased by $10.7 million or 6.6% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and by $18.1 million, or 12.5% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. These increases in employee compensation and benefits costs reflected growth and expansion of our operations and continued enhancement of our management team and supporting personnel. We expect compensation and benefits costs to increase in 2013 as we expand our operations in the Tri-State area.

        Prior to the consummation of the IPO, our employee compensation and benefits expense included expense related to PIUs issued to certain members of executive management. The PIUs were divided into two equal types of profits interests. Half of the PIUs, referred to as time-based PIUs, vested with the passage of time following the grant date. Compensation expense related to time-based PIUs was recorded on a straight line basis over the vesting period based on their fair value. Fair value of the time-based PIUs was estimated using a Black-Scholes option pricing model incorporating estimates of the per share value of our common stock and assumptions as to expected volatility, dividends, expected term, and risk-free rates. The remaining half of the PIUs, referred to as IRR-based PIUs, vested immediately prior to the consummation of the IPO and compensation expense related to the IRR-based PIUs was recorded at that time. In conjunction with the IPO, the PIUs were exchanged for a combination of vested and unvested common shares and vested and unvested stock options. The equity instruments issued in exchange for PIUs included:

  •
  3,863,491 vested common shares

  •
  1,931,745 unvested common shares

  •
  3,023,314 vested stock options

  •
  1,511,656 unvested stock options

        The unvested instruments corresponded to the unvested time-based PIUs and continued to vest according to the original vesting schedule of such time-based PIUs. The remainder of these instruments vested in 2012. At the time of the IPO, we recorded additional compensation expense of approximately $110.4 million related to the vesting of the IRR-based PIUs and the adjustment of the fair value of the vested portion of time-based PIUs. This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company's capital position. Fair value of the PIUs at the date of the IPO was measured based on the fair value of the common shares and options for which they were exchanged. The common shares were valued at the IPO price of $27. Fair value of the options was estimated using a Black-Scholes option pricing model. See Note 17 to the consolidated financial statements for more information about the valuation of these instruments. Employee compensation and benefits expense included $13.2 million, $141.0 million, inclusive of the $110.4 million charge recorded in conjunction with the IPO, and $36.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to PIUs and instruments issued in exchange for PIUs.

  Occupancy and equipment

        Occupancy and equipment expense increased by $17.8 million or 48.5% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and by $8.0 million, or 27.8% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. These increases related primarily to the expansion and refurbishment of our branch network and enhancements to our technology platforms including, for 2012, certain costs related to three branches that we plan to open in Manhattan in 2013. We expect occupancy and equipment costs to increase in 2013 as we expand our operations in the Tri-State area.

  OREO and foreclosure related components of non-interest expense

        At December 31, 2012 as well as during the years ended December 31, 2012, 2011 and 2010, all of our OREO properties were covered by the Loss Sharing Agreements. Therefore, any losses from sale or impairment of OREO were substantially offset by non-interest income related to indemnification by the FDIC. Generally, OREO and foreclosure related expenses are also reimbursed under the terms of the Loss Sharing Agreements.

        Impairment of OREO declined by $14.7 million to $9.9 million for the year ended December 31, 2012 from $24.6 million for the year ended December 31, 2011. This decline resulted from a reduction in the level of OREO inventory and recovery in home prices during 2012. In contrast, deterioration in home prices led to an increase in impairment of OREO of $8.5 million to $24.6 million for the year ended December 31, 2011 as compared to $16.1 million for the year ended December 31, 2010.

        Net gains on the sale of OREO totaled $4.2 million for the year ended December 31, 2012, as compared to net losses on the sale of OREO of $23.6 million for the year ended December 31, 2011. The impact of gains and losses on OREO sales declined in part because of a decline in the level of OREO sale activity. As illustrated in the tables below, the percentage of total residential units sold at a gain increased in 2012 as compared to 2011, the average gain on units sold at a gain increased, and the average loss on units sold at a loss declined, reflecting improvements in real estate values.

        The following tables summarize OREO sale activity for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011
	Units sold	Percent of Total Units	Total Gain (Loss)	Units sold	Percent of Total Units	Total Gain (Loss)
Residential OREO sales	1,326	96.9%	$2,798	2,785	98.6%	$(24,068)
Commercial OREO sales	42	3.1%	1,366	40	1.4%	492

	1,368	100.0%	$4,164	2,825	100.0%	$(23,576)

	2012			2011
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	659	49.7%	$22	870	31.2%	$16
Units sold at a loss	667	50.3%	$(17)	1,915	68.8%	$(20)

	1,326	100.0%	$2	2,785	100.0%	$(9)

        The increase in net losses on sales of OREO for the year ended December 31, 2011 compared to the year ended December 31, 2010 resulted from deterioration in home prices and the high level of OREO sale activity in 2011.

        In total, foreclosure and OREO related expenses decreased by $11.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and by $17.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. These declines were primarily attributable to decreases in the levels of foreclosure activity and OREO inventory. There were 1,027, 2,214 and 4,774 residential units in the foreclosure pipeline and 402, 778 and 1,318 residential units in OREO inventory at December 31, 2012, 2011 and 2010, respectively.

        Loans are deemed eligible for foreclosure referral based on state specific guidelines, which is generally at 90-120 days delinquency. Prior to referral, extensive reviews are performed to ensure that all collection and loss mitigation efforts have been exhausted. We have performed an internal assessment of our foreclosure practices and procedures and of our vendor management processes related to outside vendors that assist us in the foreclosure process. This assessment did not reveal any deficiencies in processes and procedures that we believe to be of significance.

  Other components of non-interest expense

        Other non-interest expense for the year ended December 31, 2010 included the increase in value of a warrant issued to the FDIC in conjunction with the FSB Acquisition. Based on its initial terms, the value of the warrant, as defined, was based on the value the Company realized in an IPO or exit event. During 2010, the Company and the FDIC amended the warrant to guarantee a minimum value to the FDIC of $25.0 million and recorded $21.8 million of non-interest expense to adjust the value of the warrant to the guaranteed minimum value. In February, 2011 the Company redeemed the FDIC warrant for its agreed upon value of $25.0 million in cash.

        Deposit insurance expense declined by $5.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. In 2011, the FDIC revised the assessment base for deposit insurance premiums. The change in the assessment base coupled with the relatively low risk rating assigned to the Bank resulted in a reduction of the Bank's premiums.

        Professional fees increased by $2.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to legal and other professional fees incurred in conjunction with the acquisition of Herald.

        The primary components of other non-interest expense are advertising and promotion, the cost of regulatory examinations, insurance, travel and general office expense. Period over period increases in other non-interest expense related primarily to general organic growth of our business.

  Income Taxes

        The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 was $133.6 million, $129.6 million and $127.8 million, respectively. The Company's effective tax rate was 38.7%, 67.2% and 40.9% for the years ended December 31, 2012, 2011 and 2010, respectively. The Company's effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to the effect of state income taxes, non-deductible equity based compensation expense, and particularly for the year ended December 31, 2011, the provision for uncertain state tax positions. Non-deductible equity based compensation totaled $10.4 million, $134.4 million and $36.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Non-deductible equity based compensation related primarily to PIUs and the equity instruments for which PIUs were exchanged at the time of the IPO. Based on the nature of equity instruments currently outstanding, we expect the impact of non-deductible compensation expense on the effective tax rate to be immaterial in future periods.

        At December 31, 2012 and 2011, the Company had net deferred tax assets of $62.3 million and $19.5 million, respectively. At December 31, 2010, the Company had net deferred tax liabilities of $4.6 million. Based on an evaluation of both positive and negative evidence related to ultimate realization of deferred tax assets, we have concluded it is more likely than not that the deferred tax assets will be realized. Persuasive positive evidence leading to this conclusion as of December 31, 2012 includes the availability of sufficient tax loss carrybacks and future taxable income resulting from reversal of existing taxable temporary differences to assure realization of the deferred tax assets. Realization of deferred tax assets as of December 31, 2012 is not dependent, to any significant extent, on the generation of additional future taxable income.

        For more information, see Note 14 to the consolidated financial statements.

Analysis of Financial Condition

        Average interest-earning assets increased $1.9 billion to $10.0 billion for the year ended December 31, 2012 from $8.1 billion for the year ended December 31, 2011. This increase was driven by a $1.0 billion increase in the average balance of outstanding loans and a $1.0 billion increase in average investment securities available for sale. The increase in average loans reflected growth of $1.8 billion in average new loans outstanding, partially offset by a $(0.8) billion decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets declined by $478.8 million. The most significant component of this decline was the decrease in the FDIC indemnification asset from claims paid. Growth of the new loan portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset related to the payment of claims are trends that are expected to continue.

        Average interest bearing liabilities increased by $708.5 million to $9.3 billion for the year ended December 31, 2012 from $8.6 billion for the year ended December 31, 2011, due primarily to an increase of $715.5 million in average interest-bearing deposits. Average non-interest bearing deposits increased by $477.1 million.

        Average stockholders' equity increased by $242.7 million, due largely to the retention of earnings. To a lesser extent, the increase in average stockholders' equity was impacted by the issuance of equity consideration in the acquisition of Herald and an increase in unrealized gains on investment securities available for sale, offset by dividends paid.

  Investment Securities Available for Sale

        The following table shows the amortized cost and fair value of investment securities at December 31, 2012, 2011 and 2010. All of our investment securities are classified as available for sale (in thousands):

	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and Government agency securities	$34,998	$35,154	$—	$—	$—	$—
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,520,047	1,584,523	1,952,095	1,985,713	1,282,757	1,290,910
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	58,518	60,416	—	—	—	—
Resecuritized real estate mortgage investment conduits ("Re-Remics")	575,069	585,042	544,924	546,310	599,682	612,631
Private label residential mortgage-backed securities and CMOs	386,768	448,085	342,999	387,687	320,096	382,920
Private label commercial mortgage-backed securities	413,110	433,092	255,868	262,562	—	—
Collateralized loan obligations	252,280	253,188	—	—	—	—
Non-mortgage asset-backed securities	233,791	241,346	414,274	410,885	407,158	408,994
Mutual funds and preferred stocks	141,509	149,653	252,087	253,817	136,489	138,535
State and municipal obligations	25,127	25,353	24,994	25,270	22,898	22,960
Small Business Administration securities	333,423	339,610	301,109	303,677	62,831	62,891
Other debt securities	12,887	16,950	3,868	6,056	3,695	6,761

	$3,987,527	$4,172,412	$4,092,218	$4,181,977	$2,835,606	$2,926,602

        Investment securities available for sale totaled $4.2 billion at December 31, 2012 and December 31, 2011 compared to $2.9 billion at December 31, 2010. Growth of the investment portfolio during 2011 reflected continued deployment of cash generated by deposit growth, loan resolution activity and submission of claims to the FDIC under the Loss Sharing Agreements. We were able to deploy more of these resources toward loan growth in 2012. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics, collateralized loan obligations and non-mortgage asset-backed securities collateralized by small balance commercial loans, auto loans, servicer advances and student loans as well as bank preferred stocks and U.S. Small Business Administration securities that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of December 31, 2012 was 4.2 years and the effective duration was 1.7 years.

        A summary of activity in the investment portfolio for the year ended December 31, 2012 follows (in thousands):

Balance, beginning of period	$4,181,977
Purchases	1,300,485
Proceeds from repayments	(659,044)
Sales, maturities and calls	(897,329)
Herald acquisition	160,971
Amortization of discounts and premiums, net	(9,774)
Change in unrealized gains	95,126

Balance, end of period	$4,172,412

        The following tables show, as of December 31, 2012, 2011 and 2010, the breakdown of covered and non-covered securities in the Company's investment portfolio (in thousands):

	2012
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725

	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907

	2011
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value				Fair Value
		Gains	Losses		Amortized Cost	Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713
Re-Remics	—	—	—	—	544,924	4,972	(3,586)	546,310
Private label residential mortgage-backed securities and CMOs	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—

	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783

	2010
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value				Fair Value
		Gains	Losses		Amortized Cost	Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,282,757	$11,411	$(3,258)	$1,290,910
Re-Remics	—	—	—	—	599,682	14,054	(1,105)	612,631
Private label residential mortgage-backed securities and CMOs	181,337	61,679	(1,726)	241,290	138,759	2,906	(35)	141,630
Non-mortgage asset-backed securities	—	—	—	—	407,158	1,908	(72)	408,994
Mutual funds and preferred stocks	16,382	57	(922)	15,517	120,107	3,402	(491)	123,018
State and municipal obligations	—	—	—	—	22,898	101	(39)	22,960
Small Business Administration securities	—	—	—	—	62,831	191	(131)	62,891
Other debt securities	3,695	3,066	—	6,761	—	—	—	—

	$201,414	$64,802	$(2,648)	$263,568	$2,634,192	$33,973	$(5,131)	$2,663,034

        Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. government sponsored enterprise preferred stocks and corporate debt securities covered under the commercial shared loss agreement. BankUnited will be reimbursed 80%, or 95% if cumulative losses exceed the $4.0 billion stated threshold, of realized losses, other-than-temporary impairments, and reimbursable expenses associated with the covered securities. BankUnited must pay the FDIC 80%, or 95% if cumulative losses are greater than the stated threshold, of realized gains and other-than-temporary impairment recoveries. Unrealized losses recognized in accumulated other comprehensive income do not qualify for loss sharing. BankUnited cannot sell securities covered under the Loss Sharing Agreements without prior approval of the FDIC. To date, the Company has not submitted any claims for reimbursement related to the covered securities. As the investment portfolio has grown, covered securities have represented a declining percentage of the total portfolio. Covered securities represented 5.4%, 5.6% and 9.0% of the fair value of the investment portfolio at December 31, 2012, 2011 and 2010, respectively.

        The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of December 31, 2012. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury and Government agency securities	$15,074	0.28%	$20,080	0.54%	$—	—	$—	—	$35,154	0.43%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	253,188	2.00%	786,013	2.53%	381,554	2.34%	163,768	1.71%	1,584,523	2.31%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	563	2.13%	2,458	2.11%	49,407	1.80%	7,988	2.25%	60,416	1.88%
Re-Remics	93,884	3.55%	255,209	3.27%	155,415	3.12%	80,534	2.98%	585,042	3.24%
Private label residential mortgage-backed securities and CMOs	115,547	5.00%	225,962	5.63%	73,456	7.34%	33,120	8.76%	448,085	5.98%
Private label commercial mortgage-backed securities	99,252	2.20%	109,398	4.35%	224,442	2.69%	—	—	433,092	2.99%
Collateralized loan obligations	—	—	147,000	1.87%	106,188	1.77%	—	—	253,188	1.83%
Non-mortgage asset-backed securities	57,589	3.20%	147,088	3.44%	36,512	4.23%	157	3.01%	241,346	3.50%
State and municipal obligations	6,858	1.40%	16,567	1.68%	1,625	2.24%	303	0.12%	25,353	1.62%
Small Business Administration securities	71,318	1.67%	163,792	1.67%	76,252	1.72%	28,248	1.55%	339,610	1.67%
Other debt securities	—	—	7,232	3.59%	4,821	7.78%	4,897	7.10%	16,950	5.80%

	$713,273	2.70%	$1,880,799	2.99%	$1,109,672	2.77%	$319,015	2.77%	4,022,759	2.86%

Mutual funds and preferred stocks with no scheduled maturity									149,653	4.97%

Total investment securities available for sale									$4,172,412	2.94%

        As of December 31, 2012, 90.0% of the non-covered securities were backed by the U.S. government, U.S. government agencies or sponsored enterprises or were rated AAA. All remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $184.9 million at December 31, 2012 with aggregate fair value equal to 105% of amortized cost. Net unrealized gains included $185.9 million of gross unrealized gains and $1.0 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $40.6 million representing less than 1% of the fair value of the portfolio, with total unrealized losses of $0.8 million at December 31, 2012.

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

  •
  whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis;

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

  •
  the issuer's financial condition, performance and business prospects; and

  •
  changes in credit ratings.

        No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2012, 2011 or 2010.

        The majority of the debt securities in unrealized loss positions at December 31, 2012 were characterized by low loan counts, odd lots, heightened prepayment speeds or low coupons; all factors which can put downward pressure on pricing. We believe these characteristics to be consistent with temporary impairment.

        We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label mortgage-backed securities, Re-Remics and non-mortgage asset-backed securities, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the limited duration and severity of impairment, we concluded that none of the debt securities were other-than-temporarily impaired. One equity security was in an unrealized loss position at December 31, 2012; given the limited severity of impairment, we considered the impairment of the equity security to be temporary.

        For further discussion of our analysis of investment securities for other-than-temporary impairment, see Note 4 to the consolidated financial statements.

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

        The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At December 31, 2012 and December 31, 2011, 5.9% and 11.3%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at December 31, 2012 included certain private label residential mortgage-backed securities and trust preferred securities. Substantially all of the private label residential mortgage-backed securities and all of the trust preferred securities were covered securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. During 2012, certain private label residential mortgage-backed securities and non-mortgage asset-backed securities were transferred from level 3 to level 2 of the fair value hierarchy. Activity in the market for these securities had increased such that unobservable inputs were no longer significant to the valuation process.

        For additional discussion of the fair values of investment securities, see Note 20 to the consolidated financial statements.

  Loans

        The loan portfolio comprises the Company's primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at December 31 of the years indicated (dollars in thousands):

	2012
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1-4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%

	1,352,608	251,129	—	922,667	2,526,404	45.3%

Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate	173,732	910	4,087	794,706	973,435	17.5%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%

	262,552	14,082	4,087	2,735,221	3,015,942	54.1%

Consumer	2,239	—	—	33,526	35,765	0.6%

Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%

Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)

Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)

Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

	2011
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1-4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%

	1,753,431	300,737	—	463,468	2,517,636	60.2%

Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction and land	37,120	163	—	30,721	68,004	1.7%
Commercial and industrial	24,007	20,382	—	699,798	744,187	17.8%
Lease financing	—	—	—	100,180	100,180	2.4%

	341,973	54,014	4,220	1,250,311	1,650,518	39.6%

Consumer	2,937	—	—	3,372	6,309	0.2%

Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%

Premiums, discounts and deferred fees and costs, net	—	(30,281)	—	(7,124)	(37,405)

Loans net of premiums, discounts, deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)

Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

	2010
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1-4 single family residential	$2,421,016	$151,945	$—	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	98,599	206,797	—	2,255	307,651	7.7%

	2,519,615	358,742	—	115,694	2,994,051	75.2%

Commercial:
Multi-family	73,015	5,548	—	34,271	112,834	2.8%
Commercial real estate	299,068	33,938	—	118,857	451,863	11.4%
Construction and land	56,518	170	—	10,455	67,143	1.7%
Commercial loans and leases	49,731	30,139	—	266,586	346,456	8.7%

	478,332	69,795	—	430,169	978,296	24.6%

Consumer	4,403	—	—	3,056	7,459	0.2%

Total loans	3,002,350	428,537	—	548,919	3,979,806	100.0%

Premiums, discounts and deferred fees and costs, net	—	(34,840)	—	(10,749)	(45,589)

Loans net of premiums, discounts, deferred fees and costs	3,002,350	393,697	—	538,170	3,934,217
Allowance for loan and lease losses	(39,925)	(12,284)	—	(6,151)	(58,360)

Loans, net	$2,962,425	$381,413	$—	$532,019	$3,875,857

	2009
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1-4 single family residential	$3,306,306	$184,669	$—	$43,110	$3,534,085	76.0%
Home equity loans and lines of credit	113,578	215,591	—	1,615	330,784	7.1%

	3,419,884	400,260	—	44,725	3,864,869	83.1%

Commercial:
Multi-family	71,321	4,971	—	700	76,992	1.7%
Commercial real estate	363,965	39,733	—	24,460	428,158	9.2%
Construction and land	88,715	550	—	—	89,265	1.9%
Commercial and industrial	81,765	48,635	—	51,565	181,965	3.9%

	605,766	93,889	—	76,725	776,380	16.7%

Consumer	7,065	—	—	3,151	10,216	0.2%

Total loans	4,032,715	494,149	—	124,601	4,651,465	100.0%

Premiums, discounts and deferred fees and costs, net	—	(39,986)	—	40	(39,946)

Loans net of premiums, discounts, deferred fees and costs	4,032,715	454,163	—	124,641	4,611,519
Allowance for loan and lease losses	(20,021)	(1,266)	—	(1,334)	(22,621)

Loans, net	$4,012,694	$452,897	$—	$123,307	$4,588,898

        Total loans, before premiums, discounts, and deferred fees and costs, increased by $1.4 billion to $5.6 billion at December 31, 2012, from $4.2 billion at December 31, 2011. New loans grew by $2.0 billion while loans acquired in the FSB Acquisition declined by $570.6 million from December 31, 2011 to December 31, 2012. New residential loans grew by $459.2 million and new commercial loans grew by $1.5 billion during the year ended December 31, 2012. Residential loan growth was attributable primarily to purchases of residential mortgages.

        At December 31, 2012, 2011, 2010 and 2009 respectively, 33%, 59%, 86% and 97% of loans, net of premiums, discounts, deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

  Residential Mortgages

        Historically, residential mortgages, including 1-4 single family residential mortgages and home equity loans and lines of credit, represented the majority of the total loan portfolio. Consistent with our strategy of emphasizing commercial loan production, this portfolio segment has declined as a percentage of total loans. Residential mortgages totaled $2.5 billion, or 45.3% of total loans and $2.5 billion, or 60.2% of total loans at December 31, 2012 and 2011, respectively. The decline in this portfolio segment as a percentage of loans is a result of the resolution of covered loans, including transfers to OREO, partially offset by residential loan purchases and an emphasis on commercial loan origination.

        The new residential loan portfolio includes both originated and purchased loans. At December 31, 2012 and 2011, $93.0 million or 10.1% and $58.2 million or 12.6%, respectively, of our new 1-4 single family residential loans were originated loans; $827.7 million or 89.9% and $403.2 million or 87.4% of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At December 31, 2012, the purchased loan portfolio included $178.0 million of interest-only loans, substantially all of which begin amortizing 10 years after origination. We intend to expand and enhance our residential origination channel in 2013. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

        Home equity loans and lines of credit are not significant to the new loan portfolio.

        We do not originate option adjustable rate mortgages ("ARMs"), "no-doc" or "reduced-doc" mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. All of these loans are covered loans; therefore, the Company's exposure to future losses on these mortgage loans is mitigated by the Loss Sharing Agreements. The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate and adjustable rate mortgages at December 31, 2012 and 2011 (dollars in thousands):

	2012
	Covered Loans
					Percent of Total
	ACI	Non-ACI	New Loans	Total
1-4 single family residential loans:(1)
Fixed rate loans	$463,471	$37,865	$438,589	$939,925	40.6%
ARM Loans	836,638	55,573	482,124	1,374,335	59.4%

	$1,300,109	$93,438	$920,713	$2,314,260	100.0%

	2011
	Covered Loans
					Percent of Total
	ACI	Non-ACI	New Loans	Total
1-4 single family residential loans:(1)
Fixed rate loans	$487,898	$46,654	$311,131	$845,683	37.4%
ARM Loans	1,193,968	71,338	150,300	1,415,606	62.6%

	$1,681,866	$117,992	$461,431	$2,261,289	100.0%

(1)
Before premiums, discounts and deferred fees and costs.

        Included in ARM loans above are payment option ARMs representing 37.7% and 37.2% of total ARM loans outstanding as of December 31, 2012 and 2011, respectively. All of the option ARMs are covered loans and the substantial majority are ACI loans. The ACI loans are accounted for in accordance with ASC 310-30; therefore, the optionality embedded in these loans does not impact the carrying value of the loans or the amount of interest income recognized on them. These features are taken into account in quarterly updates of expected cash flows from these loans.

        At December 31, 2012 and 2011, based on UPB, the majority of the 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	2012
	Covered Loans
					Percent of Total
	ACI	Non-ACI	New Loans	Total
Florida	$2,096,159	$35,540	$123,931	$2,255,630	48.2%
California	259,255	5,763	431,384	696,402	14.9%
Illinois	222,649	10,214	26,626	259,489	5.5%
New Jersey	192,324	2,317	8,858	203,499	4.3%
Virginia	177,303	4,476	14,278	196,057	4.2%
Others	722,554	35,128	315,636	1,073,318	22.9%

	$3,670,244	$93,438	$920,713	$4,684,395	100.0%

	2011
	Amount	%
Florida	$2,819,813	53.9%
California	496,165	9.5%
Illinois	300,500	5.7%
New Jersey	241,455	4.6%
Others	1,372,000	26.3%

	$5,229,933	100.0%

        No state other than those detailed above represented borrowers with more than 4% of total 1-4 single family residential loans outstanding at December 31, 2012 and 2011.

  Commercial loans

        The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction, land, commercial and industrial loans and direct financing leases.

        Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings, warehouses and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans. The Company's underwriting standards generally provide for loan terms of five years, with amortization schedules of no more than twenty-five years. Loan to value ("LTV") ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees of the principals as additional security for commercial real estate loans. At December 31, 2012, the UPB of construction loans with available interest reserves totaled $36.1 million; the amount of available interest reserves totaled $2.1 million. All of these loans were rated "pass" at December 31, 2012.

        Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five years or less, or revolving lines of credit which typically mature annually. Lease financing consists of municipal and business equipment financing leases.

        Management's loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 74.1% and 72.8% of new loans as of December 31, 2012 and 2011, respectively. New commercial loans that represent re-financings of covered loans are not significant.

  Consumer Loans

        Consumer loans include loans secured by certificates of deposit, direct and indirect auto financing, demand deposit account overdrafts and unsecured personal lines of credit.

  Loan Maturities

        The following table sets forth, as of December 31, 2012, the maturity distribution of our loan portfolio by category, based on UPB. Commercial loans are presented by contractual maturity. Contractual maturities of 1-4 single family residential loans have been adjusted for an estimated rate of prepayments and defaults based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential:
1-4 single family residential	$878,278	$2,294,064	$1,512,053	$4,684,395
Home equity loans and lines of credit	42,583	170,159	85,786	298,528

	920,861	2,464,223	1,597,839	4,982,923

Commercial:
Multi-family	48,161	164,540	169,846	382,547
Commercial real estate	147,829	482,092	411,675	1,041,596
Construction and land	25,158	64,844	8,344	98,346
Commercial and industrial	368,597	822,427	171,832	1,362,856
Lease financing	66,693	133,041	26,246	225,980

	656,438	1,666,944	787,943	3,111,325

Consumer	5,739	9,640	21,018	36,397

	$1,583,038	$4,140,807	$2,406,800	$8,130,645

        The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2012 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential:
1-4 single family residential	$1,424,843	$2,381,274	$3,806,117
Home equity loans and lines of credit	22,913	233,032	255,945

	1,447,756	2,614,306	4,062,062

Commercial:
Multi-family	195,142	139,244	334,386
Commercial real estate	433,366	460,401	893,767
Construction and land	2,557	70,631	73,188
Commercial and industrial	343,865	650,394	994,259
Lease financing	158,067	1,220	159,287

	1,132,997	1,321,890	2,454,887

Consumer	24,237	6,421	30,658

	$2,604,990	$3,942,617	$6,547,607

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

        Loan performance is monitored by our credit administration, workout and recovery and loan review departments. Commercial loans are regularly reviewed by our internal loan review department. Relationships with committed balances greater than $250,000 are reviewed at least annually. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management's close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, or declining collateral values. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned risk ratings of doubtful.

        Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans. We also consider original LTV and FICO score to be significant indicators of credit quality for the new 1-4 single family residential portfolio.

  New Loans

  Commercial

        The ongoing asset quality of significant commercial loans is monitored on an individual basis through our regular credit review and risk rating process. We believe internal risk rating is the best indicator of the credit quality of commercial loans. Homogenous groups of smaller balance commercial loans may be monitored collectively.

        At December 31, 2012, new commercial loans with aggregate balances of $21.4 million, $48.9 million and $1.2 million were rated special mention, substandard and doubtful, respectively. At December 31, 2011, new commercial loans aggregating $7.7 million were rated special mention and new commercial loans aggregating $13.7 million were classified substandard or doubtful.

  Residential

        At December 31, 2012, new 1-4 single family residential loans totaling $0.2 million were 90 days or more past due. All of these loans were acquired in partial satisfaction of a commercial debt previously contracted. New 1-4 single family residential loans past due less than 90 days totaled $7.6 million at December 31, 2012. At December 31, 2011, no new 1-4 single family residential loans were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $15.9 million at December 31, 2011. Past due home equity loans and lines of credit in the new portfolio were not significant at December 31, 2012 or 2011. At December 31, 2012, 41.1% of the new home equity portfolio were first liens, and 58.9% were second or third liens.

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

        The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV as of December 31, 2012 and 2011 (in thousands):

	2012				2011
	FICO				FICO
LTV	740 or less	741-760	761 or greater	Total	740 or less	741-760	761 or greater	Total
60% or less	$62,433	$35,761	$217,249	$315,443	$31,676	$17,759	$101,342	$150,777
60%-70%	29,138	41,863	159,068	230,069	27,524	15,371	72,763	115,658
70%-80%	55,319	54,367	256,605	366,291	26,471	26,676	112,961	166,108
80% or more	18,327	1,200	4,341	23,868	15,794	5,666	12,590	34,050

	$165,217	$133,191	$637,263	$935,671	$101,465	$65,472	$299,656	$466,593

        At December 31, 2012, the purchased loan portfolio had the following characteristics: 44.3% were fixed rate loans; substantially all were full documentation with an average FICO score of 765 and average LTV of 64.6%. The majority of this portfolio was owner-occupied, with 96.9% primary residence, 2.9% second homes and 0.2% investment properties. In terms of vintage, 3.1% of the portfolio was originated pre-2008, 1.3% in 2008, 0.7% in 2009, 3.1% in 2010, 47.0% in 2011 and 44.8% in 2012.

        Similarly, the originated loan portfolio had the following characteristics at December 31, 2012: 73.6% were fixed rate loans, 100% were full documentation with an average FICO score of 767 and average LTV of 63.1%. The majority of this portfolio was owner-occupied, with 95.2% primary residence and 4.8% second home. In terms of vintage, 3.3% of the portfolio was originated in 2009, 19.2% in 2010, 32.4% in 2011 and 45.1% in 2012.

  Consumer

        The largest segment of the new consumer portfolio at December 31, 2012 was indirect auto loans. Delinquent consumer loans in the new portfolio were insignificant as of December 31, 2012 and 2011.

  Covered Loans

        Covered loans consist of both ACI loans and non-ACI loans. At December 31, 2012, covered ACI loans totaled $1.6 billion and covered non-ACI loans totaled $247.0 million, net of premiums, discounts, deferred fees and costs.

  Residential

        Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management's judgment.

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

        At December 31, 2012, the carrying value of 1-4 single family residential non-ACI loans was $78.6 million; $7.5 million or 9.5% of these loans were 30 days or more past due and $2.4 million or 3.1% were 90 days or more past due. At December 31, 2012, ACI 1-4 single family residential loans totaled $1.3 billion; $206.7 million or 15.9% of these loans were delinquent by 30 days or more and $143.3 million or 11.0% were delinquent by 90 days or more.

        At December 31, 2012, non-ACI home equity loans and lines of credit had an aggregate carrying value of $154.7 million; $13.8 million or 8.9% of these loans were 30 days or more past due and $9.8 million or 6.3% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $52.5 million at December 31, 2012. At December 31, 2012, $9.3 million or 17.7% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $7.5 million or 14.2% were delinquent by 90 days or more. At December 31, 2012, 5.0% and 8.0%, respectively, of the non-ACI and ACI home equity loans and lines of credit were first liens while 95.0% and 92.0%, respectively, of the non-ACI and ACI home equity loans and lines of credit were second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

        Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements.

  Commercial

        Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

        At December 31, 2012, non-ACI commercial loans had an aggregate UPB of $14.1 million and a carrying value of $13.6 million; 66.0% of these loans were rated "pass" and this portfolio segment has limited delinquency history. At December 31, 2012, non-ACI commercial loans with aggregate carrying values of $4.0 million and $0.7 million were rated substandard and doubtful, respectively. At December 31, 2012, there were no non-ACI commercial loans rated special mention.

        At December 31, 2012, ACI commercial loans had a carrying value of $266.6 million, of which $262.6 million are covered under the Loss Sharing Agreements. At December 31, 2012, loans with aggregate carrying values of $5.0 million, $93.8 million and $0.2 million were internally risk rated special mention, substandard and doubtful, respectively.

        Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

  Impaired Loans and Non-Performing Assets

        Non-performing assets consist of (i) non-accrual loans, including loans that have been restructured in a troubled-debt restructuring ("TDR") and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO. Impaired loans also include loans modified in TDRs that are performing according to their modified terms, ACI loans for which expected cash flows have been revised downward since acquisition, and one accruing loan identified as impaired due to a potential collateral shortfall. Because of accretable yield, impaired ACI loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. Historically and as of December 31, 2012, the substantial majority of non-performing assets were covered assets. The Company's exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

        The following table summarizes the Company's impaired loans and non-performing assets at December 31 of the years indicated (in thousands):

	2012			2011			2010			2009
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Total(3)
Nonaccrual loans
Residential:
1-4 single family residential	$2,678	$155	$2,833	$7,410	$—	$7,410	$9,585	$—	$9,585	$14,495
Home equity loans and lines of credit	9,767	—	9,767	10,451	27	10,478	10,817	—	10,817	2,726

Total residential loans	12,445	155	12,600	17,861	27	17,888	20,402	—	20,402	17,221

Commercial:
Multi-family	—	—	—	—	—	—	200	—	200	—
Commercial real estate	59	1,619	1,678	295	—	295	75	—	75	—
Construction and land	—	278	278	—	335	335	—	—	—	—
Commercial and industrial	4,530	11,907	16,437	6,695	2,469	9,164	1,886	3,211	5,097	150
Lease financing	—	1,719	1,719	—	—	—	—	—	—	—

Total commercial loans	4,589	15,523	20,112	6,990	2,804	9,794	2,161	3,211	5,372	150

Total nonaccrual loans	17,034	15,678	32,712	24,851	2,831	27,682	22,563	3,211	25,774	17,371
Non-ACI and new loans past due 90 days and still accruing	140	38	178	375	—	375	—	—	—	—
TDRs	1,293	348	1,641	824	—	824	—	—	—	—

Total non-performing loans	18,467	16,064	34,531	26,050	2,831	28,881	22,563	3,211	25,774	17,371
Other real estate owned	76,022	—	76,022	123,737	—	123,737	206,680	—	206,680	120,110

Total non-performing assets	94,489	16,064	110,553	149,787	2,831	152,618	229,243	3,211	232,454	137,481
Impaired ACI loans on accrual status(1)	43,580	—	43,580	94,536	—	94,536	262,130	—	262,130	567,253
Other impaired loans on accrual status	—	2,721	2,721	—	—	—	—	—	—	—
Non-ACI and new TDRs in compliance with their modified terms	2,650	4,689	7,339	583	—	583	—	—	—	—

Total impaired loans and non-performing assets	$140,719	$23,474	$164,193	$244,906	$2,831	$247,737	$491,373	$3,211	$494,584	$704,734

Non-performing loans to total loans(2)		0.43%	0.62%		0.17%	0.70%		0.60%	0.66%	0.38%
Non-performing assets to total assets		N/A	0.89%		N/A	1.35%		N/A	2.14%	1.24%
ALLL to total loans(2)		1.11%	1.06%		1.42%	1.17%		1.14%	1.48%	0.49%
ALLL to non-performing loans		256.65%	171.21%		859.34%	167.59%		191.56%	226.35%	130.22%
Net charge-offs to average loans		0.09%	0.17%		0.36%	0.62%		0.04%	0.37%	0.00%

(1)
Includes $804 thousand of TDRs on accrual status.

(2)
Total loans for purposes of calculating these ratios is net of premiums, discounts, deferred fees and costs.

(3)
All impaired loans and non-performing assets were covered assets at December 31, 2009.

        Contractually delinquent ACI loans are not reflected as nonaccrual loans because accretable yield continues to be accreted into income. Accretable yield continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $176.5 million and $361.2 million at December 31, 2012 and 2011, respectively.

        The decline in the ratio of the ALLL to total loans, particularly for the new portfolio, at December 31, 2012 as compared to December 31, 2011 is primarily a result of a decrease in the peer group loss factors used in calculating the ALLL for the commercial portfolio. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for a further discussion of the methodology we use to determine the amount of the ALLL. The ratio of non-performing new loans to total new loans was a low 0.43% at December 31, 2012, but increased from 0.17% at December 31, 2011. This increase is not unexpected as the new portfolio begins to season. The decline in the ratio of non-performing assets to total assets at December 31, 2012 as compared to December 31, 2011 was primarily attributable to the decrease in OREO.

        New and non-ACI commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. New and non-ACI residential and consumer loans are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are returned to accrual status when less than 90 days of interest is due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current. Except for ACI loans accounted for in pools, loans that are the subject of troubled debt restructurings are generally placed on nonaccrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectable, the loans are returned to accrual status.

        A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, restructuring of payment terms, extensions of maturity at below market terms, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not accounted for as troubled debt restructurings and are not separated from their respective pools when modified. Included in TDRs are loans to consumer borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not significant. To date, TDRs have not had a material impact on our financial condition or results of operations.

        As of December 31, 2012 impaired loans included 20 commercial relationships with an aggregate carrying value of $7.3 million and 18 residential loans with an aggregate carrying value of $4.5 million that had been modified in TDRs. Substantially all of the residential TDRs were modified under the U.S. Treasury Department's Home Affordable Modification Program ("HAMP"). Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company's consolidated financial statements for the years ended December 31, 2012, 2011 or 2010. For additional information about TDRs, see Note 5 to the consolidated financial statements.

        Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

  Potential Problem Loans

        Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing loans totaled $34.6 million at December 31, 2012. The majority of these loans were current as to principal and interest at December 31, 2012.

  Loss Mitigation Strategies

        We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of December 31, 2012, 11,970 borrowers had been counseled regarding their participation in HAMP; 8,670 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of December 31, 2012, 1,405 borrowers who did not elect to participate in the program had been sent termination letters and 2,971 borrowers had been denied due to ineligibility. At December 31, 2012, there were 3,638 permanent loan modifications. Substantially all of these modified loans were ACI loans accounted for in pools.

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

  New and non-ACI Loans

        Based on an analysis of historical performance of the non-ACI residential mortgage and home equity portfolio, OREO and short sale losses and recent trending data, we have concluded that LTV ratio is the leading predictive indicator of loss severity for this portfolio. The non-ACI residential mortgage and home equity portfolios have therefore been divided into homogenous groups and stratified based on LTV for purposes of calculating the ALLL. Calculated frequency of roll to loss and severity percentages are applied to the dollar value of loans in each group to calculate an overall loss allowance. LTV ratios at the individual loan level are updated quarterly using the appropriate Case-Shiller quarterly MSA Home Price Index to adjust the original appraised value of the underlying collateral. Frequency is calculated for each group using a four month roll to loss percentage, based on the assumption that if an event has occurred with a borrower that will ultimately result in a loss, this will manifest itself as a loan in default and in process of foreclosure within four months. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. Although the population remains insignificant, management continues to analyze the impact of senior lien delinquency on the allowance estimates of performing subordinate liens. At December 31, 2012, the non-ACI home equity loss factor reflects elevated default probabilities as a result of delinquent, related senior liens.

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

        Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Company's internal credit risk rating system and peer group average historical loss rates by loan class. The allowance is comprised of specific reserves for significant classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on nonaccrual status with committed credit facilities greater than or equal to $500,000 are individually evaluated for impairment. A net realizable value analysis is prepared quarterly for each of these relationships. This analysis forms the basis for establishing specific reserves. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We group these loans by product type and risk rating and establish general reserve percentages based on estimated probability of default and loss severity. These estimates are based on available industry data.

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

        Qualitative adjustments are made to the ALLL when, based on management's judgment and experience, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Management has categorized potential qualitative adjustments into the following categories:

  •
  Portfolio trends, including levels of delinquencies and non-performing loans;

  •
  Portfolio growth rates;

  •
  Policy and credit guidelines, including changes in credit administration management and staff and the level of policy and procedural exceptions;

  •
  Economic factors, including changes in and levels of real estate price indices, unemployment rates and GDP; and

  •
  Credit concentrations.

        At December 31, 2012, qualitative adjustments were made to historical loss percentages related to:

  •
  economic factors, including unemployment rates, levels of real estate prices and GDP;

  •
  portfolio trends, in particular the portfolio growth rate; and

  •
  policy and credit guidelines, related to procedural exceptions.

        Qualitative adjustments represented approximately 5% of the total new and non-ACI ALLL at December 31, 2012.

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

        The Herald portfolio was acquired on February 29, 2012 and recorded at estimated fair value at that date. An ALLL is provided for loans originated since acquisition using a methodology substantially consistent with that discussed above. An ALLL is provided for acquired loans if, in management's judgment, there are indications that credit quality has deteriorated since acquisition. As of December 31, 2012, the Herald loan portfolio has not had a material impact on our analysis of the ALLL.

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

        Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability and loss severity given default also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected using the "Making Home Affordable" cost factors provided by the Federal government. The ACI home equity roll rates reflect elevated default probabilities as a result of delinquent, related senior liens and loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.

        Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2012 or 2011. During the year ended December 31, 2010, we recorded a reversal of a $20.0 million allowance established at December 31, 2009 related to ACI residential pools, along with a reversal of the related increase in the FDIC indemnification asset of $14.4 million and a provision for loan losses of $18.5 million, along with a corresponding increase in the FDIC indemnification asset of $14.0 million, related to pooled home equity ACI loans. Due to improved performance of and projected cash flows from the home equity

ACI pool during 2011, the allowance established related to this pool in 2010, along with the corresponding increase in the FDIC indemnification asset, were reversed in 2011.

        The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Updated assumptions for large balance and delinquent loans in the commercial ACI portfolio are based on net realizable value analyses prepared at the individual loan level by the Company's workout and recovery department. Updated assumptions for smaller balance commercial loans are based on a combination of the Company's own historical delinquency and severity data and industry level data. Delinquency data is used as a proxy for defaults as the Company's experience has been that few of these loans return to performing status after being delinquent greater than 60 days. An additional multiplier is applied to the portfolio level default probability in developing assumptions for loans rated special mention, substandard, or doubtful based on the Company's historical delinquency experience.

        Based on our loan level analysis, we recorded provisions for (recoveries of) loan losses on ACI commercial loans of $(4.3) million, $7.2 million and $35.5 million respectively, for the years ended December 31, 2012, 2011 and 2010. Related increases (decreases) in the FDIC indemnification asset of $(2.7) million, $6.2 million and $19.9 million were recorded for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the period from May 21, 2009 (inception of operations) through December 31, 2012 (in thousands):

	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total
Balance at May 21, 2009	$—	$—	$—	$—
Provision for loan losses	20,021	1,266	1,334	22,621
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Balance at December 31, 2009	20,021	1,266	1,334	22,621

Provision for loan losses	33,928	12,553	4,926	51,407
Charge-offs:
Home equity loans and lines of credit	—	(1,125)	—	(1,125)
Multi-family	(1,414)	(166)	—	(1,580)
Commercial real estate	(3,274)	—	—	(3,274)
Construction and land	(8,398)	—	—	(8,398)
Commercial loans and leases	(938)	(29)	(109)	(1,076)
Consumer	—	(215)	—	(215)

Total Charge-offs	(14,024)	(1,535)	(109)	(15,668)
Recoveries	—	—	—	—

Net Charge-offs	(14,024)	(1,535)	(109)	(15,668)

Balance at December 31, 2010	39,925	12,284	6,151	58,360

Provision for loan losses	(11,278)	3,586	21,520	13,828
Charge-offs:
1-4 single family residential	—	(459)	—	(459)
Home equity loans and lines of credit	—	(1,918)	—	(1,918)
Multi-family	(461)	—	—	(461)
Commercial real estate	(2,845)	(674)	—	(3,519)
Construction and land	(7,348)	—	—	(7,348)
Commercial loans and leases	(2,873)	(5,438)	(3,367)	(11,678)

Total Charge-offs	(13,527)	(8,489)	(3,367)	(25,383)
Recoveries:
Home equity loans and lines of credit	—	20	—	20
Multi-family	565	27	—	592
Commercial real estate	16	131	—	147
Construction and land	625	—	—	625
Commercial loans and leases	6	183	24	213

Total Recoveries	1,212	361	24	1,597

Net Charge-offs	(12,315)	(8,128)	(3,343)	(23,786)

Balance at December 31, 2011	16,332	7,742	24,328	48,402

	Covered Loans
(continued)	ACI Loans	Non-ACI Loans	New Loans	Total
Provision for loan losses	(4,347)	3,844	19,399	18,896
Charge-offs:
1-4 single family residential	—	(245)	—	(245)
Home equity loans and lines of credit	—	(3,030)	—	(3,030)
Multi-family	(563)	—	(87)	(650)
Commercial real estate	(1,482)	—	—	(1,482)
Construction and land	(1,183)	—	(3)	(1,186)
Commercial loans and leases	(738)	(316)	(2,839)	(3,893)

Total Charge-offs	(3,966)	(3,591)	(2,929)	(10,486)
Recoveries:
Home equity loans and lines of credit	—	29	—	29
Multi-family	—	24	—	24
Commercial real estate	—	347	—	347
Commercial loans and leases	—	1,479	427	1,906
Consumer	—	—	3	3

Total Recoveries	—	1,879	430	2,309

Net Charge-offs	(3,966)	(1,712)	(2,499)	(8,177)

Balance at December 31, 2012	$8,019	$9,874	$41,228	$59,121

        The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, as of December 31 of the years indicated (dollars in thousands):

	2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1-4 single family residential	$—	$984	$10,074	$11,058	41.5%
Home equity loans and lines of credit	—	8,087	19	8,106	3.8%

	—	9,071	10,093	19,164	45.3%
Commercial:
Multi-family	504	5	2,212	2,721	6.5%
Commercial real estate	5,400	31	7,790	13,221	17.5%
Construction and land	350	9	672	1,031	1.6%
Commercial loans and leases	1,765	758	20,047	22,570	28.5%

	8,019	803	30,721	39,543	54.1%

Consumer	—	—	414	414	0.6%

	$8,019	$9,874	$41,228	$59,121	100%

	2011
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1-4 single family residential	$—	$593	$4,015	$4,608	54.1%
Home equity loans and lines of credit	—	5,549	18	5,567	6.1%

	—	6,142	4,033	10,175	60.2%
Commercial:
Multi-family	1,063	5	929	1,997	4.1%
Commercial real estate	10,672	284	4,529	15,485	13.6%
Construction and land	2,310	62	337	2,709	1.7%
Commercial loans and leases	2,287	1,249	14,449	17,985	20.2%

	16,332	1,600	20,244	38,176	39.6%

Consumer	—	—	51	51	0.2%

	$16,332	$7,742	$24,328	$48,402	100%

	2010
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1-4 single family residential	$—	$761	$168	$929	67.5%
Home equity loans and lines of credit	18,488	9,229	3	27,720	7.7%

	18,488	9,990	171	28,649	75.2%
Commercial:
Multi-family	5,701	633	772	7,106	2.8%
Commercial real estate	5,795	418	1,189	7,402	11.4%
Construction and land	4,891	27	220	5,138	1.7%
Commercial loans and leases	5,050	1,216	3,744	10,010	8.7%

	21,437	2,294	5,925	29,656	24.6%

Consumer	—	—	55	55	0.2%

	$39,925	$12,284	$6,151	$58,360	100%

	2009
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1-4 single family residential	$20,021	$119	$65	$20,205	76.0%
Home equity loans and lines of credit	—	11	4	15	7.1%

	20,021	130	69	20,220	83.1%
Commercial:
Multi-family	—	60	11	71	1.7%
Commercial real estate	—	465	303	768	9.2%
Construction and land	—	7	—	7	1.9%
Commercial and industrial	—	604	905	1,509	3.9%

	—	1,136	1,219	2,355	16.7%

Consumer	—	—	46	46	0.2%

	$20,021	$1,266	$1,334	$22,621	100%

(1)
Represents percentage of loans receivable in each category to total loans receivable.

        Significant components of the change in the ALLL at December 31, 2012 as compared to December 31, 2011, include:

  •
  Increases in the allowance for all loan classes in the new portfolio, including increases of $6.1 million for 1-4 single family residential loans, $3.3 million for commercial real estate loans and $5.6 million for commercial loans and leases, all primarily attributable to portfolio growth;

  •
  An increase of $2.5 million in the allowance for non-ACI home equity loans, resulting from an increase in projected default probabilities; and

  •
  A $(8.3) million decrease in the allowance for ACI commercial loans resulting from continued resolutions of impaired loans in this portfolio class and improvements in expected cash flows.

        For additional information about the ALLL, see Note 5 to the consolidated financial statements.

  Other Real Estate Owned

        All of the OREO properties owned by the Company are covered assets. The following table presents the changes in OREO for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of period	$123,737	$206,680	$120,110
Transfers from loan portfolio	151,302	312,958	392,233
Sales	(189,091)	(371,332)	(289,532)
Impairment	(9,926)	(24,569)	(16,131)

Balance, end of period	$76,022	$123,737	$206,680

        At December 31, 2012 and 2011, OREO consisted of the following types of properties (in thousands):

	2012		2011
1-4 single family residential	$58,848	77.4%	$91,675	74.1%
Condominium	12,887	17.0%	25,051	20.2%
Multi-family	257	0.3%	288	0.2%
Commercial real estate	1,512	2.0%	4,550	3.7%
Land	2,518	3.3%	2,173	1.8%

	$76,022	100.0%	$123,737	100.0%

        The majority of our OREO properties are located in the State of Florida. At December 31, 2012, 60.6% of properties were located in Florida, 7.3%, in Illinois, 6.6% in California, 6.1% in Maryland and 3.8% in Arizona. The decrease in OREO reflects continued efforts to resolve non-performing covered assets. Residential OREO inventory declined to 402 units at December 31, 2012 from 778 units at December 31, 2011.

        Full appraisals, prepared in accordance with prevailing industry standards, are ordered for all OREO properties at the time of transfer to OREO and upon obtaining physical possession. Full appraisals are generally considered stale after 180 days. Broker Price Opinions, used for foreclosure bids, short sales, and modifications, are considered stale after 90 days from the effective date of the report.

Goodwill and Other Intangible Assets

        Goodwill consists of $59.4 million recorded in conjunction with the FSB Acquisition and an additional $7.9 million recorded in conjunction with the acquisition of a small business lending company and a municipal leasing company in 2010. Other intangible assets consist of core deposit intangible assets and customer relationship intangible assets with an aggregate carrying amount of $2.5 million at December 31, 2012.

        The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year or more frequently if events or circumstances indicate that impairment may exist. As of the 2012 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated. Estimated fair value was based on the market capitalization of the Company's common stock.

  Deposits

        The following table presents information about our deposits for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,099,448	0.00%	$622,377	0.00%	$440,673	0.00%
Interest bearing	504,614	0.63%	382,329	0.65%	273,897	0.72%
Money market	2,838,735	0.63%	2,165,230	0.88%	1,667,277	1.20%
Savings	1,073,709	0.58%	1,201,236	0.83%	1,203,491	1.18%
Time	2,632,451	1.48%	2,585,201	1.71%	3,889,961	1.85%

	$8,148,957	0.81%	$6,956,373	1.09%	$7,475,299	1.45%

        Total deposits increased by $1.1 billion to $8.5 billion at December 31, 2012 from $7.4 billion at December 31, 2011. Deposits from Herald accounted for a portion of this increase, totaling $386.7 million at December 31, 2012. The distribution of deposits reflected in the table above reflects growth in lower rate deposit products, including non-interest bearing demand deposits, consistent with management's business strategy.

        The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2012 (in thousands):

Three months or less	$330,871
Over three through six months	281,258
Over six through twelve months	536,000
Over twelve months	383,791

$1,531,920

  Borrowed Funds

        The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase, overnight FHLB advances and Federal funds purchased, as of and for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Maximum outstanding at any month-end	$52,126	$2,165	$17,459
Balance outstanding at end of period	$8,175	$206	$492
Average outstanding during the period	$12,435	$1,333	$7,812
Average interest rate during the period	0.41%	0.48%	0.92%
Average interest rate at end of period	0.49%	0.50%	0.43%

        The Company also utilizes FHLB advances to finance its operations. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The following table provides information about outstanding FHLB advances at December 31, 2012 (in thousands):

Maturing in:
2013	$1,285,000
2014	405,000
2015	125,350
2017	105,000

Total contractual balance outstanding	1,920,350
Acquisition accounting fair value adjustment and unamortized modification costs	(3,431)

Carrying value	$1,916,919

        The change in carrying value of outstanding FHLB advances from December 31, 2011 to December 31, 2012 was primary attributable to the extinguishment of advances. See further discussion of this transaction in the section entitled "Results of Operations—Non-Interest Income—Other Components of Non-interest Income."

Capital Resources

        Since inception, the Company's stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares in the IPO and the acquisition of Herald, changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges, and the payment of dividends. Stockholders' equity increased $271.4 million, or 17.7%, from $1.5 billion at December 31, 2011 to $1.8 billion at December 31, 2012.

        The Federal Reserve Board and OCC regulate all capital distributions by BankUnited and Herald to the parent. All quarterly applications to regulatory authorities for the payment of dividends to date have been approved.

        Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2012 and December 31, 2011, BankUnited, Herald and the Company had capital levels that exceeded the well-capitalized guidelines. See Note 19 to the consolidated financial statements for more information about the Company's regulatory capital ratios and requirements.

Liquidity

        Liquidity involves our ability to generate adequate funds to support asset growth, meet deposit withdrawal and other contractual obligations, maintain reserve requirements and otherwise conduct ongoing operations. BankUnited's liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, BankUnited has the ability to raise liquidity through collateralized borrowings, FHLB advances or the sale of available for sale securities. The asset/liability committee ("ALCO") policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited's liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At December 31, 2012, BankUnited's liquid assets divided by total assets was 13.0%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At December 31, 2012, BankUnited exceeded the acceptable limit established by ALCO for this ratio. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At December 31, 2012, BankUnited was within acceptable limits established by ALCO for each of these measures.

        As a holding company, BankUnited, Inc. is a corporation separate and apart from our banking subsidiaries, and therefore, provides for its own liquidity. BankUnited, Inc.'s main sources of funds include management fees and dividends from its subsidiaries and access to capital markets. There are regulatory limitations that affect the ability of bank subsidiaries to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

        We expect that our liquidity requirements will continue to be met by operations and we intend to satisfy our liquidity requirements over the next 12 months through these sources of funds.

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

        The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at December 31, 2012 due to the extremely low rate environment.

        The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of a plus 200 basis points scenario at December 31, 2012 and 2011:

Plus 200
December 31, 2012:
Twelve Months	1.3%
Twenty Four Months	9.7%
December 31, 2011:
Twelve Months	2.0%
Twenty Four Months	9.3%

        Management also simulates changes in the economic value of equity ("EVE") in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at December 31, 2012 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of December 31, 2012, our simulation indicated percentage changes from base EVE of (3.0%), (6.6%) and (10.8%) in plus 100, 200, and 300 basis point scenarios, respectively.

        These measures fall within an acceptable level of interest rate risk per the policies established by ALCO. In the event the models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale investment portfolio or the use of risk management strategies such as interest rate swaps and caps.

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

  Derivative Financial Instruments

        Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2012, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $510.0 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities at December 31, 2012 was $50.8 million.

        Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $205.4 million at December 31, 2012. The aggregate fair value of these interest rate swaps included in other assets was $4.9 million and the aggregate fair value included in other liabilities was $4.9 million.

        See Note 15 to the consolidated financial statements for further discussion of derivative instruments.

Off-Balance Sheet Arrangements

  Commitments

        We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of December 31, 2012 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$199,165	$199,165
Commitments to purchase loans	—	18,723	18,723
Unfunded commitments under lines of credit	63,797	435,855	499,652
Commercial and standby letters of credit	—	37,395	37,395

	$63,797	$691,138	$754,935

Contractual Obligations

        The following table contains supplemental information regarding our outstanding contractual obligations as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,941,292	$1,299,491	$535,027	$106,774	$—
Operating lease obligations	179,815	20,612	36,378	32,042	90,783
Certificates of deposits	2,682,274	1,982,065	645,789	52,490	1,930

	$4,803,381	$3,302,168	$1,217,194	$191,306	$92,713

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        See the section entitled "Interest Rate Risk" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) in the Securities Exchange Act of 1934. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

        BankUnited, Inc. acquired Herald National Bank (Herald) during 2012, and management excluded from its assessment of the effectiveness of BankUnited, Inc.'s internal control over financial reporting as of December 31, 2012, Herald's internal control over financial reporting associated with total assets of $490.5 million and total net interest income of $13.5 million included in the consolidated financial statements of BankUnited, Inc. as of and for the year ended December 31, 2012.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

        We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankUnited, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Miami, Florida
February 25, 2013
Certified Public Accountants

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

        We have audited BankUnited, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, BankUnited, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The Company acquired Herald National Bank (Herald) during 2012, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, Herald's internal control over financial reporting associated with total assets of $490.5 million and total net interest income of $13.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Herald.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Miami, Florida
February 25, 2013
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks:
Non-interest bearing	$61,088	$39,894
Interest bearing	21,507	13,160
Interest bearing deposits at Federal Reserve Bank	408,827	247,488
Federal funds sold	3,931	3,200

Cash and cash equivalents	495,353	303,742
Investment securities available for sale, at fair value (including covered securities of $226,505 and $232,194)	4,172,412	4,181,977
Non-marketable equity securities	133,060	147,055
Loans held for sale	2,129	3,952
Loans (including covered loans of $1,864,375 and $2,422,811)	5,571,739	4,137,058
Allowance for loan and lease losses	(59,121)	(48,402)

Loans, net	5,512,618	4,088,656
FDIC indemnification asset	1,457,570	2,049,151
Bank owned life insurance	207,069	204,077
Other real estate owned, covered by loss sharing agreements	76,022	123,737
Deferred tax asset, net	62,274	19,485
Goodwill and other intangible assets	69,768	68,667
Other assets	187,678	131,539

Total assets	$12,375,953	$11,322,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$1,312,779	$770,846
Interest bearing	542,561	453,666
Savings and money market	4,042,022	3,553,018
Time	2,640,711	2,587,184

Total deposits	8,538,073	7,364,714
Short-term borrowings	8,175	206
Federal Home Loan Bank advances	1,916,919	2,236,131
Income taxes payable	—	53,171
Other liabilities	106,106	132,536

Total liabilities	10,569,273	9,786,758
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 95,006,729 and 97,700,829 shares issued and outstanding	950	977
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; 5,415,794 shares of Series A issued and outstanding at December 31, 2012	54	—
Paid-in capital	1,308,315	1,240,068
Retained earnings	413,385	276,216
Accumulated other comprehensive income	83,976	18,019

Total stockholders' equity	1,806,680	1,535,280

Total liabilities and stockholders' equity	$12,375,953	$11,322,038

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Interest income:
Loans	$584,727	$512,728	$431,468
Investment securities available for sale	131,198	122,626	124,262
Other	4,931	2,743	1,958

Total interest income	720,856	638,097	557,688

Interest expense:
Deposits	66,178	75,773	108,344
Borrowings	57,091	63,164	59,856

Total interest expense	123,269	138,937	168,200

Net interest income before provision for (recovery of) loan losses	597,587	499,160	389,488
Provision for (recovery of) loan losses (including $(503), $(7,692) and $46,481 for covered loans)	18,896	13,828	51,407

Net interest income after provision for (recovery of) loan losses	578,691	485,332	338,081

Non-interest income:
Accretion of discount on FDIC indemnification asset	15,306	55,901	134,703
Income from resolution of covered assets, net	51,016	18,776	121,462
Net gain (loss) on indemnification asset	(6,030)	79,812	17,736
FDIC reimbursement of costs of resolution of covered assets	19,569	31,528	29,762
Service charges and fees	12,716	11,128	10,567
Loss on sale of loans, net (including loss related to covered loans of $29,270, $70,366 and $76,360)	(28,657)	(69,714)	(76,310)
Gain (loss) on sale or exchange of investment securities available for sale, net	17,039	1,136	(998)
Loss on extinguishment of debt	(14,175)	—	—
Loss on termination of interest rate swap	(8,701)	—	—
Mortgage insurance income	9,772	16,904	18,441
Settlement with the FDIC	—	—	24,055
Other non-interest income	21,392	17,746	18,361

Total non-interest income	89,247	163,217	297,779

Non-interest expense:
Employee compensation and benefits (including $110.4 million in equity based compensation recorded in conjunction with the IPO for 2011; see Note 17)	173,261	272,991	144,486
Occupancy and equipment	54,465	36,680	28,692
Impairment of other real estate owned	9,926	24,569	16,131
(Gain) loss on sale of other real estate owned	(4,164)	23,576	2,174
Other real estate owned expense	7,624	13,001	19,003
Foreclosure expense	12,644	18,976	30,669
Change in value of FDIC warrant	—	—	21,832
Deposit insurance expense	7,248	8,480	13,899
Professional fees	15,468	17,330	14,677
Telecommunications and data processing	12,462	12,041	12,321
Other non-interest expense	34,139	28,161	19,436

Total non-interest expense	323,073	455,805	323,320

Income before income taxes	344,865	192,744	312,540
Provision for income taxes	133,605	129,576	127,805

Net income	211,260	63,168	184,735
Preferred stock dividends	3,899	—	—

Net income available to common stockholders	$207,361	$63,168	$184,735

Earnings per common share, basic (see Note 2)	$2.05	$0.63	$1.99

Earnings per common share, diluted (see Note 2)	$2.05	$0.62	$1.99

Cash dividends declared per common share	$0.72	$0.56	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$211,260	$63,168	$184,735
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gains (losses) arising during the year	68,893	(27)	26,738
Reclassification adjustment for net securities (gains) losses realized in income	(10,466)	(698)	613

Net change in unrealized gains on securities available for sale	58,427	(725)	27,351

Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the year	(8,848)	(24,882)	(30,943)
Reclassification adjustment for net losses realized in income	16,378	11,660	8,304

Net change in unrealized losses on derivative instruments	7,530	(13,222)	(22,639)

Other comprehensive income (loss)	65,957	(13,947)	4,712

Comprehensive income	$277,217	$49,221	$189,447

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$211,260	$63,168	$184,735
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of fair values of assets acquired and liabilities assumed	(474,574)	(476,104)	(443,012)
Amortization of fees, discounts and premiums, net	13,695	(1,250)	(31,611)
Provision for loan losses	18,896	13,828	51,407
Accretion of discount on FDIC indemnification asset	(15,306)	(55,901)	(134,703)
Income from resolution of covered assets, net	(51,016)	(18,776)	(121,462)
Net (gain) loss on indemnification asset	6,030	(79,812)	(17,736)
Net loss on sale of loans	28,657	69,714	76,310
Settlement with the FDIC	—	—	(24,055)
Increase in cash surrender value of bank owned life insurance	(3,288)	(3,891)	(5,259)
Income from life insurance proceeds	(244)	—	(544)
(Gain) loss on sale or exchange of investment securities available for sale	(17,039)	(1,136)	998
Loss on extinguishment of debt	14,175	—	—
(Gain) loss on sale of other real estate owned	(4,164)	23,576	2,174
Equity based compensation	23,204	144,769	1,301
Change in fair value of equity instruments classified as liabilities	—	—	58,002
Depreciation and amortization	15,056	7,987	3,399
Impairment of other real estate owned	9,926	24,569	16,131
Deferred income taxes	(72,228)	(15,109)	24,088
Proceeds from sale of loans held for sale	42,920	34,895	3,849
Loans originated for sale, net of repayments	(39,735)	(35,536)	(6,459)
Realized tax benefits from dividend equivalents and equity based compensation	(1,612)	(606)	—
Gain on acquisition	(5,288)	—	—
Other:
(Increase) decrease in other assets	3,100	15,101	(3,523)
Increase (decrease) in other liabilities	(54,031)	41,926	(82,087)

Net cash used in operating activities	(351,606)	(248,588)	(448,057)

Cash flows from investing activities:
Net cash paid in business combination	(1,626)	—	(50,489)
Decrease in due to FDIC	—	—	(89,951)
Purchase of investment securities available for sale	(1,300,485)	(2,074,483)	(1,496,002)
Proceeds from repayments of investment securities available for sale	659,044	541,016	655,517
Proceeds from sale of investment securities available for sale	835,745	217,069	222,014
Maturities and calls of investment securities available for sale	78,623	61,565	10,250
Purchase of non-marketable equity securities	(45,389)	—	—
Proceeds from redemption of non-marketable equity securities	61,670	70,353	25,926
Purchases of loans	(709,388)	(384,171)	(74,970)
Loan originations, repayments and resolutions, net	(204,530)	170,147	762,085
Proceeds from sale of loans, net	103,796	75,782	67,166
Decrease in FDIC indemnification asset for claims filed	600,857	753,963	764,203
Purchase of bank owned life insurance	—	(50,000)	(150,000)
Bank owned life insurance proceeds	540	77,721	60,226
Purchase of office properties and equipment, net	(31,958)	(42,595)	(27,540)
Acquisition of equipment on operating lease	(39,154)	—	—
Proceeds from sale of other real estate owned	193,255	347,756	287,358

Net cash provided by (used in) investing activities	201,000	(235,877)	965,793

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	738,332	207,972	(481,696)
Additions to Federal Home Loan Bank advances and other borrowings	2,605,000	—	605,000
Repayments of Federal Home Loan Bank advances and other borrowings	(2,923,607)	—	(405,000)
Increase (decrease) in short-term borrowings	7,969	(286)	(2,480)
Settlement of FDIC warrant liability	—	(25,000)	—
Decrease in advances from borrowers for taxes and insurance	(1,665)	(3,001)	(7,501)
Issuance of common stock	—	98,620	2,500
Dividends paid	(89,021)	(55,803)	(20,000)
Realized tax benefits from dividend equivalents and equity based compensation	1,612	606	—
Exercise of stock options	3,597	325	—

Net cash provided by (used in) financing activities	342,217	223,433	(309,177)

Net increase (decrease) in cash and cash equivalents	191,611	(261,032)	208,559
Cash and cash equivalents, beginning of period	303,742	564,774	356,215

Cash and cash equivalents, end of period	$495,353	$303,742	$564,774

Supplemental disclosure of cash flow information:
Interest paid	$143,161	$164,960	$217,947

Income taxes paid	$257,960	$80,224	$197,224

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$151,302	$312,958	$392,233

Transfers from loans held for sale to portfolio	$4,023	$—	$—

Assets received in satisfaction of loans	$4,772	$—	$—

Dividends declared, not paid	$—	$14,930	$14,000

Reclassification of PIU liability to equity	$—	$44,964	$—

Rescission of surrender of bank owned life insurance	$—	$20,846	$—

Exchange of common stock for Series A preferred stock	$54	$—	$—

Equity consideration issued in business combination	$39,861	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2009	92,767,310	$928	—	$—	$947,032	$119,046	$27,254	$1,094,260
Comprehensive income	—	—	—	—	—	184,735	4,712	189,447
Capital contribution	204,540	2	—	—	2,498	—	—	2,500
Dividends	—	—	—	—	—	(34,000)	—	(34,000)
Equity based compensation		—	—	—	1,301	—	—	1,301

Balance at December 31, 2010	92,971,850	930	—	—	950,831	269,781	31,966	1,253,508
Comprehensive income	—	—	—	—	—	63,168	(13,947)	49,221
Proceeds from issuance of common stock net of direct costs of $3,979	4,000,000	42	—	—	98,578	—	—	98,620
Dividends	—	—	—	—	—	(56,733)	—	(56,733)
Reclassification of PIU liability to equity	—	—	—	—	44,964	—	—	44,964
Equity based compensation	697,950	5	—	—	144,764	—	—	144,769
Exercise of stock options	31,029	—	—	—	325	—	—	325
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	606	—	—	606

Balance at December 31, 2011	97,700,829	977	—	—	1,240,068	276,216	18,019	1,535,280
Comprehensive income	—	—	—	—	—	211,260	65,957	277,217
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in acquisition	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(74,091)	—	(74,091)
Equity based compensation	794,514	7	—	—	23,197	—	—	23,204
Exercise of stock options	251,120	3	—	—	3,594	—	—	3,597
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	1,612	—	—	1,612

Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies

        BankUnited, Inc. ("BankUnited, Inc." or "BKU") is a national bank holding company with three wholly-owned subsidiaries: BankUnited, National Association ("BankUnited" or the "Bank"), Herald National Bank ("Herald"), and BankUnited Investment Services, Inc. ("BUIS"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 98 branches located in 15 Florida counties. Herald is a national banking association with 2 branch locations in the New York metropolitan area. BUIS is a Florida insurance agency providing wealth management and financial planning services. The operations of BUIS have not historically been significant to the consolidated results of operations or financial position of the Company. We intend to discontinue the operations of BUIS in 2013.

        On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation ("FDIC") in a transaction referred to as the "FSB Acquisition." Neither the Company nor the Bank had any substantive operations prior to May 21, 2009. In connection with the FSB Acquisition, BankUnited entered into Loss Sharing Agreements with the FDIC ("Loss Sharing Agreements") that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and other real estate owned ("OREO"), collectively referred to as the "covered assets." Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

        Prior to the initial public offering ("IPO") of the Company's common stock in February 2011, BankUnited, Inc. was a wholly-owned subsidiary of BU Financial Holdings, LLC ("BUFH"). Immediately prior to the completion of the IPO, a reorganization was effected in accordance with BUFH's LLC agreement, pursuant to which all equity interests in BankUnited, Inc. were distributed to the members of BUFH and BUFH was liquidated.

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

        Significant estimates include the allowance for loan and lease losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the fair values of investment securities and other financial instruments, the valuation of OREO and the value of equity based compensation. Management has used information provided by third party valuation specialists to assist in the determination of the fair values of investment securities, other real estate owned, and certain equity based compensation.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Significant estimates were also made in the determination of the fair values of assets acquired and liabilities assumed in the FSB Acquisition, including loans acquired with evidence of deterioration in credit quality since origination, the FDIC indemnification asset, investment securities, other real estate owned and goodwill.

  Principles of Consolidation

        The consolidated financial statements include the accounts of BankUnited, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fair Value Measurements

        Certain of the Company's assets and liabilities are reflected in the financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent impaired loans, OREO, loans held for sale, goodwill and assets acquired and liabilities assumed in business combinations. These nonrecurring fair value measurements typically involve the application of acquisition accounting, lower-of-cost-or-market accounting or the measurement of impairment of certain assets.

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

          Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. Estimated fair values of U. S. Treasury securities, certain preferred stocks and mutual fund investments are generally based on level 1 inputs.

          Level 2 inputs are observable inputs other than level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data. Estimated fair values of U. S. Government agency and sponsored enterprise securities, certain private label mortgage-backed and non-mortgage asset-backed securities, collateralized loan obligations, certain preferred stocks, state and municipal obligations, Small Business Administration securities, certain other debt securities and most derivatives are generally based on level 2 inputs.

          Level 3 inputs are unobservable inputs supported by limited or no market activity or data and inputs requiring significant management judgment or estimation. Estimated fair values of certain private label mortgage-backed securities and non-mortgage asset-backed securities, certain other debt securities, equity awards, other real estate owned and collateral dependent impaired loans may be based on level 3 inputs. Valuation techniques utilizing level 3 inputs include option pricing models, discounted cash flow models and similar techniques.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

  Investment Securities Available for Sale

        Debt securities that the Company may not have the intent to hold to maturity and marketable equity securities are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholders' equity. Securities classified as available for sale may be used as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors. Currently, all of the Company's investment securities are classified as available for sale. The Company does not maintain a trading or held to maturity portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities using the level yield method. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  •
  changes in the economic or regulatory environment;

  •
  the general market condition of the geographic area or industry of the issuer;

  •
  the issuer's financial condition, performance and business prospects; and

  •
  changes in credit ratings.

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

  Federal Reserve Bank Stock

        The Bank and Herald, as members of the Federal Reserve Bank ("FRB") system, are required to maintain investments in the stock of the FRB. No market exists for this stock, and the investment can be liquidated only through redemption by the FRB, at the discretion of and subject to conditions imposed by the FRB. The stock has no readily determinable fair value and is carried at cost.

  Federal Home Loan Bank Stock

        The Bank and Herald, as members of the Federal Home Loan Bank ("FHLB") system, are required to maintain investments in the stock of the FHLB. No market exists for this stock, and the investment can be liquidated only through redemption by the FHLB, at the discretion of and subject to conditions imposed by the FHLB. The stock has no readily determinable fair value and is carried at cost. Historically, FHLB stock redemptions have been at par value, which equals the Company's carrying value. The Company monitors its investment in FHLB stock for impairment through review of recent financial results of the FHLB, including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB stock.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Loans Held for Sale

        Mortgage loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value, determined in the aggregate. These loans are generally sold on a non-recourse basis with servicing released. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.

        Loans not originated for sale in the secondary market and not otherwise acquired with the intent to sell are transferred into the held for sale classification at the lower of carrying amount or fair value when they are specifically identified as being available for sale and a formal plan exists to sell them. Acquired credit impaired loans accounted for in pools are removed from the pools at their carrying amounts when they are sold.

  Loans

        The Company's loan portfolio contains 1-4 single family residential first mortgages, home equity loans and lines of credit, multi-family, commercial real estate, construction and land, commercial and industrial and consumer loans and small business and municipal direct financing leases. A significant portion of the Company's loan portfolio consists of loans acquired from the FDIC in the FSB Acquisition, the substantial majority of which are covered under the Loss Sharing Agreements. These loans are referred to as covered loans. The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans are primarily those originated or purchased since the FSB Acquisition ("new loans"). Loans acquired in the FSB Acquisition are further segregated between those acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired or "ACI" loans) and those acquired without evidence of deterioration in credit quality since origination ("non-ACI" loans).

  ACI Loans

        ACI loans are those for which, at acquisition, management determined it probable that the Company would be unable to collect all contractual principal and interest payments due. These loans were recorded at estimated fair value at the time of the FSB Acquisition, measured as the present value of all cash flows expected to be received, discounted at an appropriately risk-weighted discount rate. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        The Company is required to develop reasonable expectations about the timing and amount of cash flows to be collected related to ACI loans and to continue to update those estimates over the lives of the loans. Expected cash flows from ACI loans are updated quarterly. If it is probable that the Company will be unable to collect all the cash flows expected from a loan or pool at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, the loan or pool is considered impaired and a valuation allowance is established by a charge to the provision for loan losses. If there is a significant increase in expected cash flows from a loan or pool, the Company first reduces any valuation allowance previously established by the amount of the increase in the present value of expected cash flows, and then recalculates the amount of accretable yield for that loan or pool. The adjustment of accretable yield due to an increase in expected cash flows, as well as changes in expected cash flows due to changes in interest rate indices and changes in prepayment assumptions is accounted for prospectively as a change in yield. Additional cash flows expected to be collected are transferred from non-accretable difference to accretable yield and the amount of periodic accretion is adjusted accordingly over the remaining life of the loan or pool.

        The Company may resolve an ACI loan either through a sale of the loan, by working with the customer and obtaining partial or full repayment, by short sale of the collateral, or by foreclosure. When a loan accounted for in a pool is resolved, it is removed from the pool at its carrying amount. In the event of a sale of the loan, the Company recognizes a gain or loss on sale based on the difference between the sales proceeds and the carrying value of the loan. For loans resolved through agreed pre-payments or short sale of the collateral, the Company recognizes the difference between the amount of the payment received and the carrying amount of the loan in the income statement line item "Income from resolution of covered assets, net". For loans resolved through foreclosure, the difference between the fair value of the collateral obtained through foreclosure less estimated cost to sell and the carrying amount of the loan is recognized in the income statement line item "Income from resolution of covered assets, net". Any remaining accretable discount related to loans not accounted for in pools that are resolved by full or partial pre-payment, short sale or foreclosure is recognized in interest income at the time of resolution. Accretable discount represents the cumulative undiscounted difference between the contractual coupon rate on the loan and the accretion rate.

        Payments received in excess of expected cash flows may result in a pool becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds, which may

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

include cash or real estate acquired in foreclosure, from the remaining loans are recognized as interest income upon receipt. As of December 31, 2012, the portfolio included one pool whose carrying value had been reduced to zero.

  Non-ACI Loans

        Loans acquired without evidence of deterioration in credit quality since origination were initially recorded at estimated fair value on the acquisition date. Non-ACI 1-4 single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics were aggregated into pools for accounting purposes at acquisition. Loans that do not have similar risk characteristics, primarily commercial and commercial real estate loans, are accounted for on an individual loan basis. These loans are carried at the principal amount outstanding, adjusted for unamortized acquisition date fair value adjustments and the allowance for loan losses. Interest income is accrued based on the unpaid principal balance ("UPB") and acquisition date fair value adjustments are amortized using the level-yield method over the expected lives of the related loans. For non-ACI 1-4 family residential mortgage loans accounted for in pools, prepayment estimates are used in determining the periodic amortization of acquisition date fair value adjustments using the effective yield method. Acquisition date fair value adjustments related to revolving home equity loans and lines of credit are recognized on a straight line basis.

  New Loans

        New loans are those originated or purchased by the Company since the FSB Acquisition. New loans are carried at the principal amount outstanding, net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the allowance for loan and lease losses.

        Interest income on new loans is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the level yield method.

  Nonaccrual Loans

        New and non-ACI commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. New and non-ACI residential and consumer loans are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential and consumer loans are returned to accrual status when there is no longer 90 days of interest due and unpaid. When a residential or consumer loan is returned to accrual status, interest accrued at the date the loan was placed on non-accrual status along with interest foregone during the non-accrual period are recognized as interest income. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Contractually delinquent ACI loans are not classified as non-accrual as long as discount continues to be accreted on the loans or pools.

  Impaired Loans

        An ACI pool or loan is considered to be impaired when it is probable that the Company will be unable to collect all the cash flows expected at acquisition, plus additional cash flows expected to be collected arising from changes in estimates after acquisition. 1-4 single family residential and home equity ACI loans accounted for in pools are evaluated collectively for impairment on a pool by pool basis based on expected pool cash flows. Commercial ACI loans are individually evaluated for impairment based on expected cash flows from the individual loans. Discount continues to be accreted on ACI loans or pools as long as there are expected future cash flows in excess of the current carrying amount of the loans or pools.

        New and non-ACI loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships with committed balances greater than or equal to $500,000 that have internal risk ratings of substandard or doubtful and are on non-accrual status are individually evaluated for impairment. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Loans with well-defined credit weaknesses that may result in a loss if the identified deficiencies are not corrected are assigned an internal risk rating of substandard. Loans in this category may exhibit payment defaults, insufficient cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves or declining collateral values. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors charge-off is not yet appropriate, will be assigned an internal risk rating of doubtful. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due. Generally, new and non-ACI loans identified as impaired have already been placed on non-accrual status.

  Troubled Debt Restructurings

        In certain situations due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ACI loans accounted for in pools, the related loan is classified as a troubled-debt restructuring ("TDR") and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below that commensurate with the risk profile of the loans, modification of payment terms and other actions intended to minimize economic loss. A troubled-debt restructured loan is generally placed on non-accrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status. Modified ACI loans accounted for in pools

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

are not accounted for as TDRs, are not separated from the pools and are not classified as impaired loans. The majority of the Company's TDRs are covered loans.

  Direct Financing Leases

        Direct financing leases are carried at the aggregate of lease payments receivable and estimated residual value of the leased property, if applicable, less unearned income. Interest income on direct financing leases is recognized over the term of the leases to achieve a constant periodic rate of return on the outstanding investment. Initial direct costs are deferred and amortized over the lease term as a reduction to interest income using the effective interest method.

  Allowance for Loan and Lease Losses

        The allowance for loan and lease losses ("ALLL") represents the amount considered adequate by management to absorb probable losses inherent in the loan portfolio at the balance sheet date. The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration since acquisition. The ALLL consists of both specific and general components. The ALLL is established as losses are estimated to have occurred through a provision charged to earnings. Individual loans are charged off against the ALLL when management determines them to be uncollectible.

        An assessment of collateral value is made at no later than 120 days delinquency for new open- and closed-end loans secured by residential real estate and any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Non-ACI loans secured by residential real estate are generally charged off at final resolution which is consistent with the terms of the residential shared loss agreement. Consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when management deems them to be uncollectible. Subsequent recoveries are credited to the ALLL.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

individual ACI commercial loan when it is deemed probable that the loan will be resolved for an amount less than its carrying value.

        Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability and loss severity given default also incorporate updated loan-to-value ("LTV") ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant Metropolitan Statistical Area ("MSA"). Costs and fees represent an additional component of loss on default and are projected using the "Making Home Affordable" cost factors provided by the Federal government.

        The primary assumptions underlying estimates of expected cash flows for commercial ACI loans are default probability and severity of loss given default. Generally, for commercial relationships with risk ratings of substandard or doubtful and committed balances greater than or equal to $500,000, updated cash flow assumptions are based primarily on net realizable value analyses prepared at the individual loan level. These analyses incorporate information about loan performance, collateral values, the financial condition of the borrower and other available information that may impact sources of repayment. Updated assumptions for smaller balance commercial loans are based on a combination of internal risk ratings, the Company's own historical delinquency and default severity data and industry level delinquency data. Cash flow estimates for consumer loans are based primarily on regularly updated historical performance information.

  Non-ACI and New Loans

        Non-ACI 1-4 single family residential mortgages and home equity loans and lines of credit are grouped into homogenous pools based on loan type for purposes of determining the amount of the ALLL. Calculated loss frequency and severity percentages are applied to the dollar value of loans in each pool to calculate the ALLL. Based on an analysis of historical portfolio performance, OREO and short sale data and other internal and external factors, management has determined that LTV is the leading predictive indicator of loss severity. The loans in each pool are therefore further disaggregated based on LTV ratios for purposes of calculating loss frequency and severity. LTV ratios are updated quarterly at the loan level using Case-Shiller Home Price Indices for the relevant MSA. Home price index data used in updating LTV's is that for the preceding calendar quarter, the most recent data available. Frequency is calculated using a four month roll to loss percentage. Loss severity given default is estimated based on internal data about short sales and OREO sales for the most recent quarter. Home equity loans and lines of credit that are junior liens are likely to experience greater loss severity in the event of default. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans and lines of credit projected to roll to 120 days delinquency. The credit quality of loans in the residential portfolio segment may be impacted by fluctuations in home values, unemployment, general economic conditions, borrowers' financial circumstances and, to a lesser extent in the current economic environment, fluctuations in interest rates.

        The new residential and home equity portfolio segments have not yet developed an observable loss trend. Due to several factors, there is a lack of similarity between the risk characteristics of new loans

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        The new and non-ACI commercial loan portfolios have limited delinquency history and have not exhibited an observable loss trend. The credit quality of loans in this portfolio segment is impacted by debt service coverage generated by the borrowers' businesses and fluctuations in the value of real estate collateral. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans not individually determined to be impaired are grouped based on common risk characteristics. The ALLL for these portfolio segments is based primarily on the Bank's internal credit risk rating system and peer group average historical loss rates. The ALLL for municipal lease receivables is based on historical loss experience of a portfolio of similar loans.

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

        Prior to 2011, the ALLL for non-ACI and new loans was calculated based primarily on the Bank's internal credit risk rating system and the Office of Thrift Supervision "Thrift Industry Charge-Off Rates by Asset Type, annualized Net Charge-Off Rates—Twelve Quarter Average" for the southeast region. Largely in response to growth in the new loan portfolio, management incorporated peer group historical loss rates in the ALLL methodology. The peer group data is considered more representative of expected losses than broader based industry averages. The impact of this change was not material to the overall ALLL estimate.

        Qualitative adjustments are made to the ALLL when, based on management's judgment and experience, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Management has categorized potential qualitative adjustments into the following categories:

  •
  Portfolio trends, including levels of delinquencies and non-performing loans;

  •
  Portfolio growth rates;

  •
  Policy and credit guidelines, including changes in credit administration management and staff and the level of policy and procedural exceptions;

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  •
  Economic factors, including changes in and levels of real estate price indices, unemployment rates and GDP; and

  •
  Credit concentrations.

  FDIC Indemnification Asset

        The FDIC indemnification asset was initially recorded at the time of the FSB Acquisition at fair value, measured as the present value of the estimated cash payments expected from the FDIC for probable losses on covered assets, past due interest and reimbursement of certain expenses. Covered assets consist of loans, other real estate owned and certain investment securities acquired from the FDIC. The FDIC indemnification asset is measured separately from the related covered assets. It is not contractually embedded in the covered assets and it is not transferrable with the covered assets should the Company choose to dispose of them. The discount rate used to estimate the initial fair value of the FDIC indemnification asset was determined using a risk-free yield curve adjusted for a premium reflecting the uncertainty related to the collection, amount and timing of the cash flows as well as illiquidity of the asset.

        The discount resulting from recording the FDIC indemnification asset at present value is accreted to non-interest income using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. Impairment of expected cash flows from covered assets results in an increase in cash flows expected to be collected from the FDIC. These increased expected cash flows from the FDIC are recognized as increases in the FDIC indemnification asset and as non-interest income in the same period that the impairment of the covered assets is recognized in earnings. Increases in expected cash flows from covered assets result in decreases in cash flows expected to be collected from the FDIC. These decreases in expected cash flows from the FDIC are recognized immediately in earnings to the extent that they relate to a reversal of a previously recorded valuation allowance related to the covered assets. Any remaining decreases in cash flows expected to be collected from the FDIC are recognized prospectively through an adjustment of the rate of accretion on the FDIC indemnification asset, consistent with the approach taken to recognize increases in expected cash flows on the covered assets.

        Gains and losses from resolution of ACI loans are included in the income statement line item "Income from resolution of covered assets, net." These gains and losses represent the difference between the expected losses from ACI loans and consideration actually received in satisfaction of such loans that were resolved either by payment in full, foreclosure, short sale or, for the non-residential portfolio, charge-offs. The Company may also realize gains or losses on the sale of covered loans or other real estate owned. When the Company recognizes gains or losses related to the resolution or sale of covered assets in earnings, corresponding changes in the estimated amount recoverable from the FDIC under the loss sharing agreements are reflected in the consolidated financial statements as increases or decreases in the FDIC indemnification asset and in the consolidated statement of income line item "Net gain (loss) on indemnification asset."

        The ultimate realization of the FDIC indemnification asset is dependent upon the performance of the underlying covered assets and payment of claims by the FDIC.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Bank Owned Life Insurance

        Bank owned life insurance is carried at the amount that could be realized under the contract at the balance sheet date, which is typically cash surrender value. Changes in cash surrender value are recorded in non-interest income.

  Other Real Estate Owned

        OREO consists of real estate assets acquired through, or in lieu of, loan foreclosure. These assets are held for sale and are initially recorded at the estimated fair value of the collateral less costs to sell, establishing a new cost basis. Subsequent to foreclosure, periodic valuations are performed and the assets are carried at the lower of the carrying amount at the date of foreclosure or estimated fair value less cost to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining foreclosed properties are expensed as incurred.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount of goodwill over its implied fair value. In 2012 and 2011, the estimated fair value of the reporting unit was based on the market capitalization of the Company's common stock. In 2010, management engaged third party valuation specialists to estimate the fair value of the reporting unit using a discounted cash flow valuation technique. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated. The Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform this two-step goodwill impairment test.

        Intangible assets with determinable lives include core deposit intangible assets and other customer relationship intangible assets. These assets are amortized over their estimated useful lives using the straight-line method, or for certain core deposit intangible assets using an accelerated method based on an exponential attrition curve. Intangible assets with determinable lives are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Equipment Under Operating Lease

        Equipment under operating lease is initially recorded at fair value, adjusted for initial direct costs and is included in other assets in the accompanying consolidated balance sheets. Depreciation is recognized using the straight-line method over the lease term to the estimated residual value at the end of the lease term. Estimated residual values are re-evaluated at least annually. Rental revenue is recognized ratably over the contractual term of the lease, and is included in other non-interest income in the accompanying consolidated statements of income.

  Premises and Equipment

        Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. Direct costs of materials and services associated with developing or obtaining and implementing internal use computer software incurred during the application and development stage are capitalized and amortized over the estimated useful lives of the software. The estimated useful lives of premises and equipment are as follows:

  •
  branch buildings and improvements—30 years;

  •
  leasehold improvements—5 to 20 years;

  •
  furniture, fixtures and equipment—5 to 7 years;

  •
  computer equipment—3 years; and

  •
  software and software licensing rights—3 to 5 years.

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

        The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the related tax positions will be sustained upon examination, including resolutions of any related

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

appeals or litigation processes, based on the technical merits of the tax positions. An uncertain tax position is a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law. The Company measures tax benefits related to uncertain tax positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. If the initial assessment fails to result in recognition of a tax benefit, the Company subsequently recognizes a tax benefit if (i) there are changes in tax law or case law that raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an examination resulting in a settlement of that tax year or position with the appropriate agency. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

  Equity Based Compensation

        The Company periodically grants nonqualified stock options or unvested or restricted shares of common stock to key employees. Compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period. Compensation cost related to awards that embody performance conditions is recognized if it is probable that the performance condition will be achieved.

        The fair value of unvested shares is based on the closing market price of the Company's common stock at the date of grant. The value of shares granted with post-vesting restrictions as to transferability is reduced by a discount for lack of marketability. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. This model requires assumptions as to expected volatility, expected term, dividend yield, and risk free interest rates. Since the Company's common stock has limited trading history, the measurement of expected volatility incorporates the volatility of the common stock of peer companies. The expected term represents the period of time that options are expected to be outstanding from the grant date and is based on the contractual term of the options and employees' anticipated exercise behavior. The risk free interest rate is based on the U.S. Treasury constant maturity rate corresponding to the expected term of the options at the date of grant. The expected dividend yield is determined based on historical dividend rates and dividends expected to be declared in the foreseeable future.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the outstanding PIUs were exchanged for a combination of non-qualified stock options and common shares in the Company.

  Warrant Issued to the FDIC

        In conjunction with the FSB Acquisition, the Company issued a warrant to the FDIC. Based on its settlement provisions, the warrant was classified as a liability and adjusted to the greater of fair value or guaranteed minimum value at each financial statement date, with changes in value reflected in earnings. The warrant was settled for cash in February, 2011.

  Derivative Financial Instruments and Hedging Activities

  Interest rate swap agreements

        Interest rate swaps are contracts in which a series of interest cash flows are exchanged over a prescribed period. Interest rate swaps are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate swaps that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow hedging instruments. The effective portion of the gain or loss on interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instruments, if any, is recognized currently in earnings. Hedge effectiveness is assessed using the hypothetical derivative method. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed quarterly.

        The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, management determines that the designation of the derivative as a hedging instrument is no longer appropriate or the occurrence of the forecasted transaction is no longer probable. When hedge accounting is discontinued, any subsequent changes in fair value of the derivative are recognized in earnings. The cumulative unrealized gain or loss related to a discontinued cash flow hedge continues to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period, in which case the cumulative unrealized gain or loss reported in accumulated other comprehensive income is reclassified into earnings immediately.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Derivative loan commitments

        Interest rate lock commitments to originate mortgage loans to be held for sale upon funding are derivative instruments and are recognized in the consolidated balance sheets at fair value with changes in fair value reflected in earnings.

  Forward loan sale commitments

        Mandatory delivery forward loan sale commitments and best efforts forward loan sale commitments for which the loan to the underlying borrower has closed are derivative instruments and are reflected in the consolidated balance sheets at fair value with changes in fair value reflected in earnings.

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

  Earnings per Common Share

        Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards and stock option awards with non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, and participating preferred stock are considered participating securities and are included in the computation of basic earnings per common share using the two class method whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options, warrants and unvested stock awards using the treasury stock method and by the dilutive effect of convertible preferred stock using the if-converted method. Contingently issuable shares are included in the calculation of earnings per common share as if the end of the respective period was the end of the contingency period.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Reclassifications

        Certain amounts presented for prior periods have been reclassified to conform to the current period presentation.

  Recent Accounting Pronouncements

        In April 2011, the FASB issued Accounting Standards Update 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." This update removed from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This update was adopted by the Company in 2012 and did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update resulted in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarified the FASB's intent about the application of fair value measurement requirements and others changed principles or requirements for measuring fair value or disclosing information about fair value measurements. The Company adopted this update in 2012. The update did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued Accounting Standards Update 2011-05, "Presentation of Comprehensive Income." This update provided entities with an option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company adopted this update in 2012. Adoption affected the manner of presentation of the components of comprehensive income in the Company's financial statements, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Accounting Standards Update 2011-12 delayed the effective date of certain requirements of Accounting Standards Update 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income.

        In September 2011, the FASB issued Accounting Standards Update 2011-08, "Testing Goodwill for Impairment." This update simplified how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

that its fair value is less than its carrying amount. The Company adopted this update in 2012. Adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2011, The FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows. Accounting Standards Update 2013-01 clarifies certain of the provisions of Accounting Standards Update 2011-11.

        In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution." The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. The requirements of the update are consistent with the Company's existing accounting policy; therefore, adoption will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2013, the FASB issued Accounting Standards Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. The update may result in revised disclosures in the Company's financial statements but will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2 Earnings Per Common Share

        The computation of basic and diluted earnings per common share is presented below (in thousands except share and per share data):

	2012	2011	2010
Basic earnings per common share:
Numerator:
Net income	$211,260	$63,168	$184,735
Preferred stock dividends	(3,899)	—	—

Net income available to common stockholders	207,361	63,168	184,735
Distributed and undistributed earnings allocated to participating securities	(15,081)	(3,449)	—

Income allocated to common stockholders for basic earnings per common share	$192,280	$59,719	$184,735
Denominator:
Weighted average common shares outstanding	94,791,484	96,875,386	92,950,735
Less average unvested stock awards	(1,137,210)	(1,421,694)	—

Weighted average shares for basic earnings per common share	93,654,274	95,453,692	92,950,735

Basic earnings per common share	$2.05	$0.63	$1.99

Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$192,280	$59,719	$184,735
Adjustment for earnings reallocated from participating securities	20	—	—

Income used in calculating diluted earnings per common share	$192,300	$59,719	$184,735
Denominator:
Average shares for basic earnings per common share	93,654,274	95,453,692	92,950,735
Dilutive effect of stock options	174,509	151,585	—

Weighted average shares for diluted earnings per common share	93,828,783	95,605,277	92,950,735

Diluted earnings per common share	$2.05	$0.62	$1.99

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 2 Earnings Per Common Share (Continued)

        For the years ended December 31, 2012, 2011 and 2010, the following potentially dilutive securities were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive:

	2012	2011	2010
Unvested shares	1,248,407	1,663,822	—
Stock options and warrants	6,950,735	5,073,580	981,710
Convertible preferred shares	5,415,794	—	—

Note 3 Acquisition Activity

  Herald National Bank

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3 Acquisition Activity (Continued)

        The Company recognized a gain of $5.3 million on the acquisition of 100% of Herald, representing the excess of the fair value of net assets acquired over the value of consideration issued. Pursuant to the terms of the merger agreement between BKU and Herald, the determination of the final purchase price was dependent on the price of BKU's common stock for the ten trading days preceding the merger. A decline in the stock price between the execution of the agreement and consummation of the acquisition led to this gain, which is included in the consolidated statement of income line item "other non-interest income" for the year ended December 31, 2012. Transaction costs related to the acquisition of Herald totaled $3.2 million, of which $0.9 million and $2.3 million were included in the consolidated statement of income line item "professional fees" for the years ended December 31, 2012 and 2011, respectively. The results of operations of Herald have been included in the Company's consolidated financial statements from the date of acquisition and are not material. Financial statements of Herald and pro forma financial information are not required to be presented due to the immateriality of this acquisition to the Company's consolidated financial position and results of operations.

        Valuation methodologies used to estimate the fair values of significant assets acquired and liabilities assumed are summarized as follows:

  •
  Loans were valued using a discounted cash flow technique incorporating market based probability of default, loss severity given default, recovery lag and appropriately risk weighted discount rate assumptions.

  •
  Investment securities were valued using the same methodologies employed to estimate the fair value of the Company's investment securities available for sale summarized in Note 20.

  •
  Demand, savings and money market deposits were valued at the amount due on demand at the valuation date. Time deposits were valued using a discounted cash flow technique incorporating discount rates based on current market rates for deposits with similar maturities.

  •
  Intangible assets consisted of a core deposit intangible asset, valued using an after tax cost savings methodology.

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

  Other Acquisitions

        In 2010, in two separate transactions, the Company acquired certain assets and assumed certain liabilities of a small business commercial lending company and a municipal leasing company for total cash consideration of approximately $50.5 million. These transactions were determined to be business combinations and were accounted for using the acquisition method of accounting. The acquired

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3 Acquisition Activity (Continued)

businesses were complementary to the Company's commercial lending business strategy. The assets acquired and liabilities assumed were accounted for at their estimated fair values at the date of acquisition and included primarily small business loans valued at $42.7 million, goodwill of $7.9 million, premises and equipment of $570 thousand, customer relationship intangible assets of $442 thousand and other liabilities of $1.1 million. Goodwill resulted primarily from the value of an assembled workforce and related industry expertise. The results of operations of the acquired businesses have been included in the Company's financial statements from the date of acquisition. Financial statements of the acquired companies and pro-forma financial information are not presented due to immateriality of these acquisitions to the Company's overall financial position and results of operations.

Note 4 Investment Securities Available for Sale

        Investment securities available for sale at December 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	2012
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	—	—	575,069	10,063	(90)	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725

	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4 Investment Securities Available for Sale (Continued)

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

        At December 31, 2012, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$677,730	$713,273
Due after one year through five years	1,798,333	1,880,799
Due after five years through ten years	1,065,456	1,109,672
Due after ten years	304,499	319,015
Mutual funds and preferred stocks with no stated maturity	141,509	149,653

	$3,987,527	$4,172,412

        Based on the Company's proprietary assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2012 was 4.2 years. The effective duration of the investment portfolio as of December 31, 2012 was 1.7 years. The model results are based on assumptions that may differ from actual results.

        The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $0.9 billion and $1.2 billion at December 31, 2012 and December 31, 2011, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4 Investment Securities Available for Sale (Continued)

        The following table provides information about gains and losses on the sale or exchange of investment securities available for sale for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Proceeds from sale of investment securities available for sale	$835,745	$217,069	$222,014

Gross realized gains	$17,338	$1,224	$1,861
Gross realized losses	(299)	(88)	(48)
Loss on exchange of securities	—	—	(2,811)

Net realized gain (loss)	$17,039	$1,136	$(998)

        During the year ended December 31, 2010, the Company exchanged certain non-covered trust preferred securities for preferred stock of the same issuer to achieve higher returns and more favorable tax treatment. Based on the market value of the trust preferred securities at the time of the exchange, the Company recognized a gross realized loss of $2.8 million.

        The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions at December 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions (in thousands):

	2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agency securities	$5,000	$(1)	$—	$—	$5,000	$(1)
Re-Remics	42,018	(16)	8,833	(74)	50,851	(90)
Private label residential mortgage-backed securities and CMOs	53,537	(185)	6,080	(201)	59,617	(386)
Non-mortgage asset-backed securities	—	—	10,566	(117)	10,566	(117)
Mutual funds and preferred stocks	—	—	15,082	(361)	15,082	(361)
State and municipal obligations	2,902	(23)	—	—	2,902	(23)

	$103,457	$(225)	$40,561	$(753)	$144,018	$(978)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4 Investment Securities Available for Sale (Continued)

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

        The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other than temporarily impaired during the years ended December 31, 2012, 2011 and 2010. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2012, 24 securities were in unrealized loss positions. The amount of impairment related to 11 of these securities was considered insignificant, totaling approximately $18.0 thousand, and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

  Private label residential mortgage-backed securities and CMOs and Re-Remics:

        At December 31, 2012, nine private label residential mortgage-backed securities and Re-Remics were in unrealized loss positions. All but one of these securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The remaining security was assessed using an internal Intex-based discounted cash flow model. The results of these assessments were not indicative of credit losses related to any of these securities as of December 31, 2012. The majority of these securities evidenced unrealized losses less than 1% of amortized cost. Five of the securities had been in unrealized loss positions for four months or less; the remaining four securities had been in unrealized loss positions for 12 or more months. Those securities in unrealized loss positions for 12 or more months exhibited faster than normal prepayment speeds, low loan counts or were odd lots, factors that can negatively impact pricing. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4 Investment Securities Available for Sale (Continued)

  Non-mortgage asset-backed securities:

        At December 31, 2012, two non-mortgage asset-backed securities were in unrealized loss positions. The amount of impairment of each of the individual securities was approximately 1% of amortized cost. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of December 31, 2012. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

  Mutual funds:

        At December 31, 2012, one mutual fund investment was in an unrealized loss position and had been in a continuous unrealized loss position for 28 months. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government. The unrealized loss related to this security was approximately 2% of its cost basis. Given the limited severity, the impairment was considered to be temporary.

  State and municipal obligations:

        At December 31, 2012, one municipal security was in an unrealized loss position and had been in a continuous unrealized loss position for five months. The unrealized loss related to this security was approximately 3% of its cost basis. Given the limited duration and severity, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses

        At December 31, 2012 and 2011, loans consisted of the following (dollars in thousands):

	2012
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1-4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%

	1,352,608	251,129	—	922,667	2,526,404	45.3%

Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate	173,732	910	4,087	794,706	973,435	17.5%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%

	262,552	14,082	4,087	2,735,221	3,015,942	54.1%

Consumer	2,239	—	—	33,526	35,765	0.6%

Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%

Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)

Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)

Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	2011
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1-4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%

	1,753,431	300,737	—	463,468	2,517,636	60.2%

Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction and land	37,120	163	—	30,721	68,004	1.7%
Commercial and industrial	24,007	20,382	—	699,798	744,187	17.8%
Lease financing	—	—	—	100,180	100,180	2.4%

	341,973	54,014	4,220	1,250,311	1,650,518	39.6%

Consumer	2,937	—	—	3,372	6,309	0.2%

Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%

Premiums, discounts and deferred fees and costs, net	—	(30,281)	—	(7,124)	(37,405)

Loans net of premiums, discounts, deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)

Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

        At December 31, 2012 and 2011, the UPB of ACI loans was $4.2 billion and $5.3 billion, respectively.

        During the years ended December 31, 2012 and 2011, the Company purchased 1-4 single family residential loans totaling $709.4 million and $384.2 million, respectively.

        At December 31, 2012, the Company had pledged real estate loans with UPB of approximately $4.9 billion and carrying amounts of approximately $2.7 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following tables present total 1-4 single family residential loans categorized between fixed rate mortgages and adjustable rate mortgages ("ARMs") as of December 31, 2012 and 2011 (dollars in thousands):

	2012
	Covered Loans
					Percent of Total
	ACI	Non-ACI	New Loans	Total
1 - 4 single family residential loans:(1)
Fixed rate loans	$463,471	$37,865	$438,589	$939,925	40.6%
ARM Loans	836,638	55,573	482,124	1,374,335	59.4%

	$1,300,109	$93,438	$920,713	$2,314,260	100.0%

	2011
	Covered Loans
					Percent of Total
	ACI	Non-ACI	New Loans	Total
1 - 4 single family residential loans:(1)
Fixed rate loans	$487,898	$46,654	$311,131	$845,683	37.4%
ARM Loans	1,193,968	71,338	150,300	1,415,606	62.6%

	$1,681,866	$117,992	$461,431	$2,261,289	100.0%

(1)
Before premiums, discounts and deferred fees and costs.

        At December 31, 2012 and 2011, based on UPB, the majority of outstanding loans were to customers domiciled in the following states (dollars in thousands):

	2012		2011
	Amount	%	Amount	%
Florida	$5,004,414	61.6%	$4,720,217	63.6%
California	761,088	9.4%	554,637	7.5%
New York	394,333	4.8%	184,253	2.5%
Illinois	267,768	3.3%	304,730	4.1%
Others	1,703,042	20.9%	1,656,204	22.3%

	$8,130,645	100.0%	$7,420,041	100.0%

        No other state represented borrowers with more than 4% of loans outstanding at December 31, 2012 or 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        During the years ended December 31, 2012, 2011 and 2010, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	2012	2011	2010
Unpaid principal balance of loans sold	$239,135	$268,588	$272,178

Gross cash proceeds	$104,543	$76,422	$68,099
Carrying value of loans sold	103,127	146,148	143,526
Transaction costs incurred	(747)	(640)	(933)

Net pre-tax impact on earnings, excluding gain on indemnification asset	$669	$(70,366)	$(76,360)

Loss on sale of covered loans	$(29,270)	$(70,366)	$(76,360)
Proceeds recorded in interest income	29,939	—	—

	$669	$(70,366)	$(76,360)

Gain on indemnification asset	$30,725	$56,053	$57,747

        For the year ended December 31, 2012, loans with UPB's of $73.1 million were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool were recorded in interest income. The loss on the sale of loans from the remaining pools was recorded in "Loss on sale of loans, net" in the accompanying consolidated statements of income. These losses were partly mitigated by increases in the FDIC indemnification asset, reflected in the consolidated statement of income line item "Net gain (loss) on indemnification asset." Reimbursements from the FDIC under the terms of the Loss Sharing Agreements are calculated based on UPB rather than on the carrying value of the loans; therefore the amount of gain on indemnification asset reflected in the table above also includes amounts reimbursable from the FDIC related to loans sold from the pool with a zero carrying value.

        The following table presents the components of the net investment in direct financing leases as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Total minimum lease payments to be received	$243,604	$108,421
Unearned income	(17,624)	(8,241)
Initial direct costs	1,761	371

	$227,741	$100,551

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        As of December 31, 2012, future minimum lease payments to be received under direct financing leases were as follows (in thousands):

Years Ending December 31:
2013	$71,894
2014	66,908
2015	41,853
2016	22,192
2017	12,464
Thereafter	28,293

$243,604

Allowance for loan and lease losses

        Activity in the ALLL is summarized as follows (in thousands):

	2012
	Residential	Commercial	Consumer	Total
Beginning balance	$10,175	$38,176	$51	$48,402
Provision for (recovery of) loan losses:
ACI loans	—	(4,347)	—	(4,347)
Non-ACI loans	6,175	(2,331)	—	3,844
New loans	6,060	12,979	360	19,399

Total provision	12,235	6,301	360	18,896
Charge-offs:
ACI loans	—	(3,966)	—	(3,966)
Non-ACI loans	(3,275)	(316)	—	(3,591)
New loans	—	(2,929)	—	(2,929)

Total charge-offs	(3,275)	(7,211)	—	(10,486)
Recoveries:
Non-ACI loans	29	1,850	—	1,879
New loans	—	427	3	430

Total recoveries	29	2,277	3	2,309

Ending balance	$19,164	$39,543	$414	$59,121

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	2011
	Residential	Commercial	Consumer	Total
Beginning balance	$28,649	$29,656	$55	$58,360
Provision for (recovery of) loan losses:
ACI loans	(18,488)	7,210	—	(11,278)
Non-ACI loans	(1,491)	5,077	—	3,586
New loans	3,862	17,662	(4)	21,520

Total provision	(16,117)	29,949	(4)	13,828
Charge-offs:
ACI loans	—	(13,527)	—	(13,527)
Non-ACI loans	(2,377)	(6,112)	—	(8,489)
New loans	—	(3,367)	—	(3,367)

Total charge-offs	(2,377)	(23,006)	—	(25,383)
Recoveries:
ACI loans	—	1,212	—	1,212
Non-ACI loans	20	341	—	361
New loans	—	24	—	24

Total recoveries	20	1,577	—	1,597

Ending balance	$10,175	$38,176	$51	$48,402

	2010
	Residential	Commercial	Consumer	Total
Beginning balance	$20,220	$2,355	$46	$22,621
Provision for (recovery of) loan losses:
ACI loans	(1,533)	35,461	—	33,928
Non-ACI loans	10,985	1,353	215	12,553
New loans	102	4,815	9	4,926

Total provision	9,554	41,629	224	51,407
Charge-offs:
ACI loans	—	(14,024)	—	(14,024)
Non-ACI loans	(1,125)	(195)	(215)	(1,535)
New loans	—	(109)	—	(109)

Total charge-offs	(1,125)	(14,328)	(215)	(15,668)
Recoveries:	—	—	—	—

Ending balance	$28,649	$29,656	$55	$58,360

        The impact of provisions for (recoveries of) losses on covered loans is significantly mitigated by increases (decreases) in the FDIC indemnification asset, recorded in the consolidated statement of income line item "Net gain (loss) on indemnification asset." Increases (decreases) in the FDIC indemnification asset of $0.3 million, ($6.3) million and $29.3 million were reflected in non-interest

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

income for the years ended December 31, 2012, 2011 and 2010, respectively, related to the provision for (recovery of) loan losses on covered loans, including both ACI and non-ACI loans.

        The following table presents information about the balance of the ALLL and related loans as of December 31, 2012 and 2011 (in thousands):

	2012				2011
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$19,164	$39,543	$414	$59,121	$10,175	$38,176	$51	$48,402

Ending balance: non-ACI and new loans individually evaluated for impairment	$984	$1,533	$—	$2,517	$593	$—	$—	$593

Ending balance: non-ACI and new loans collectively evaluated for impairment	$18,180	$29,991	$414	$48,585	$9,582	$21,844	$51	$31,477

Ending balance: ACI	$—	$8,019	$—	$8,019	$—	$16,332	$—	$16,332

Ending balance: non-ACI	$9,071	$803	$—	$9,874	$6,142	$1,600	$—	$7,742

Ending balance: new loans	$10,093	$30,721	$414	$41,228	$4,033	$20,244	$51	$24,328

Loans:
Ending balance(1)	$2,526,404	$3,015,942	$35,765	$5,578,111	$2,517,636	$1,650,518	$6,309	$4,174,463

Ending balance: non-ACI and new loans individually evaluated for impairment(1)	$5,302	$24,698	$—	$30,000	$1,937	$6,728	$—	$8,665

Ending balance: non-ACI and new loans collectively evaluated for impairment(1)	$1,168,494	$2,724,605	$33,526	$3,926,625	$762,268	$1,297,597	$3,372	$2,063,237

Ending balance: ACI loans	$1,352,608	$266,639	$2,239	$1,621,486	$1,753,431	$346,193	$2,937	$2,102,561

(1)
Ending balance of loans is before premiums, discounts, deferred fees and costs.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

Credit quality information—New and non-ACI loans

        The tables below present information about new and non-ACI loans individually evaluated for impairment and identified as impaired as of December 31, 2012 and 2011. Commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 as well as loans that have been modified in troubled debt restructurings are individually evaluated for impairment (in thousands):

	2012
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
New loans:
With no specific allowance recorded:
Multi-family	$3,649	$3,649	$—
Commercial real estate	1,564	1,564	—
Commercial and industrial	9,858	9,860	—
With a specific allowance recorded:
Commercial and industrial	4,377	4,381	649
Lease financing	1,677	1,677	884
Total:
Residential	$—	$—	$—
Commercial	21,125	21,131	1,533

	$21,125	$21,131	$1,533

	2011
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
New loans:
With no specific allowance recorded:
Construction and land	$332	$332	$—
Commercial and industrial	731	731	—
With a specific allowance recorded	—	—	—
Total:
Residential	$—	$—	$—
Commercial	1,063	1,063	—

	$1,063	$1,063	$—

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	2012
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$375	$446	$—
Home equity loans and lines of credit	176	179	—
Commercial real estate	59	59	—
Commercial and industrial	3,506	3,508	—
With a specific allowance recorded:
1-4 single family residential	3,577	4,252	970
Home equity loans and lines of credit	417	425	14
Total:
Residential	$4,545	$5,302	$984
Commercial	3,565	3,567	—

	$8,110	$8,869	$984

	2011
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
Non-ACI loans:
With no specific allowance recorded:
Commercial real estate	$295	$295	$—
Commercial and industrial	5,369	5,370	—
With a specific allowance recorded:
1-4 single family residential	1,521	1,937	593
Total:
Residential	$1,521	$1,937	$593
Commercial	5,664	5,665	—

	$7,185	$7,602	$593

        Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents the average recorded investment in impaired new and non-ACI loans for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012		2011		2010
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$—	$2,757	$—	$577	$—	$—
Home equity loans and lines of credit	—	119	—	—	—	—

	—	2,876	—	577	—	—
Commercial:
Multi-family	4,614	—	—	—	—	—
Commercial real estate	1,291	143	—	73	—	1,051
Construction and land	190	1,074	266	1,074	—	—
Commercial and industrial	7,274	3,749	1,162	6,317	—	747
Lease financing	671	—	—	—	—	—

	14,040	4,966	1,428	7,464	—	1,798

	$14,040	$7,842	$1,428	$8,041	$—	$1,798

        The following table presents the carrying amount of new and non-ACI loans on non-accrual status as of December 31, 2012 and 2011 (in thousands):

	2012		2011
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$155	$2,678	$—	$7,410
Home equity loans and lines of credit	—	9,767	27	10,451

	155	12,445	27	17,861
Commercial:
Commercial real estate	1,619	59	—	295
Construction and land	278	—	335	—
Commercial and industrial	11,907	4,530	2,469	6,695
Lease financing	1,719	—	—	—

	15,523	4,589	2,804	6,990

	$15,678	$17,034	$2,831	$24,851

        New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.2 million and $0.4 million at December 31, 2012 and 2011, respectively. The amount of additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their contractual terms is not material.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following tables summarize new and non-ACI loans that were modified in TDRs during the years ended December 31, 2012 and 2011 as well as new and non-ACI loans modified during the years ended December 31, 2012 and 2011 that experienced payment defaults during the periods indicated (dollars in thousands):

	2012				2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Multi-family	1	$3,649	—	$—	—	$—	—	$—
Commercial and industrial	7	1,999	2	594	1	231	1	231

	8	$5,648	2	$594	1	$231	1	$231

	2012				2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-ACI loans:
1-4 single family residential	5	$2,428	2	$1,139	11	$1,521	5	$938
Commercial real estate	—	—	—	—	2	295	2	295
Commercial and industrial	1	9	—	—	3	71	3	71

	6	$2,437	2	$1,139	16	$1,887	10	$1,304

        New and non-ACI loans modified in TDRs during the year ended December 31, 2010 were de-minimis. Modifications during the years ended December 31, 2012 and 2011 included restructuring of the amount and timing of required periodic payments, modifications of interest rates, extensions of maturity and residential modifications under the U.S. Treasury Department's Home Affordable Modification Program ("HAMP"). Included in TDRs are loans to consumer borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not significant. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company's consolidated financial statements or on the determination of the amount of the ALLL for the years ended December 31, 2012, 2011 and 2010.

        Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. Original loan to value ratio ("LTV") and original FICO score are also important indicators of credit quality for the new 1-4 single family residential portfolio.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management's estimates of loss factors used in determining the amount of the ALLL. Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $250,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management's close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

        The following tables summarize key indicators of credit quality for the Company's new and non-ACI loans as of December 31, 2012 and December 31, 2011. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	2012		2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$927,859	$1,811	$450,661	$1,996
Past due less than 90 days	7,619	143	15,932	14
Past due 90 days or more	193	—	—	27

	$935,671	$1,954	$466,593	$2,037

Non-ACI loans:
Current	$71,096	$140,975	$83,075	$164,367
Past due less than 90 days	5,057	4,005	2,972	6,807
Past due 90 days or more	2,431	9,767	6,624	7,825

	$78,584	$154,747	$92,671	$178,999

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

1-4 single family residential credit exposure, based on original LTV and FICO score:

	2012				2011
	FICO				FICO
LTV	740 or less	741 - 760	761 or greater	Total	740 or less	741 - 760	761 or greater	Total
60% or less	$62,433	$35,761	$217,249	$315,443	$31,676	$17,759	$101,342	$150,777
60% - 70%	29,138	41,863	159,068	230,069	27,524	15,371	72,763	115,658
70% - 80%	55,319	54,367	256,605	366,291	26,471	26,676	112,961	166,108
80% or more	18,327	1,200	4,341	23,868	15,794	5,666	12,590	34,050

	$165,217	$133,191	$637,263	$935,671	$101,465	$65,472	$299,656	$466,593

Consumer credit exposure, based on delinquency status:

	2012	2011
New loans:
Current	$33,488	$3,387
Past due less than 90 days	54	10

	$33,542	$3,397

Commercial credit exposure, based on internal risk rating:

	2012
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Lease Financing
New loans:
Pass	$299,303	$789,017	$71,724	$1,274,595	$226,022
Special mention	3,110	—	—	18,249	—
Substandard	4,068	4,033	278	38,837	1,719
Doubtful	—	55	—	1,100	—

	$306,481	$793,105	$72,002	$1,332,781	$227,741

Non-ACI loans:
Pass	$703	$851	$775	$6,674	$—
Substandard	9	59	—	3,882	—
Doubtful	—	—	—	692	—

	$712	$910	$775	$11,248	$—

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	2011
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Lease Financing
New loans:
Pass	$106,010	$302,278	$30,201	$677,661	$100,408
Special mention	1,000	5,300	—	1,440	—
Substandard	913	2,430	335	8,963	143
Doubtful	—	—	—	918	—

	$107,923	$310,008	$30,536	$688,982	$100,551

Non-ACI loans:
Pass	$757	$32,096	$—	$10,550	$—
Special mention	—	287	—	1,752	—
Substandard	17	295	164	6,662	—
Doubtful	—	—	—	220	—

	$774	$32,678	$164	$19,184	$—

        The following table presents an aging of loans in the new and non-ACI portfolios as of December 31, 2012 and 2011. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

	2012					2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$927,859	$7,458	$161	$193	$935,671	$450,661	$15,790	$142	$—	$466,593
Home equity loans and lines of credit	1,811	143	—	—	1,954	1,996	14	—	27	2,037
Multi-family	306,481	—	—	—	306,481	107,010	913	—	—	107,923
Commercial real estate	793,105	—	—	—	793,105	310,008	—	—	—	310,008
Construction and land	72,002	—	—	—	72,002	30,201	—	—	335	30,536
Commercial and industrial	1,322,937	7,147	192	2,505	1,332,781	687,128	281	307	1,266	688,982
Lease financing	227,741	—	—	—	227,741	100,483	68	—	—	100,551
Consumer	33,488	9	45	—	33,542	3,387	10	—	—	3,397

	$3,685,424	$14,757	$398	$2,698	$3,703,277	$1,690,874	$17,076	$449	$1,628	$1,710,027

Non-ACI loans:
1-4 single family residential	$71,096	$4,448	$609	$2,431	$78,584	$83,075	$1,812	$1,160	$6,624	$92,671
Home equity loans and lines of credit	140,975	2,170	1,835	9,767	154,747	164,367	4,181	2,626	7,825	178,999
Multi-family	712	—	—	—	712	774	—	—	—	774
Commercial real estate	910	—	—	—	910	32,383	—	—	295	32,678
Construction and land	775	—	—	—	775	164	—	—	—	164
Commercial and industrial	7,164	27	12	4,045	11,248	13,318	109	—	5,757	19,184

	$221,632	$6,645	$2,456	$16,243	$246,976	$294,081	$6,102	$3,786	$20,501	$324,470

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

ACI Loans

        The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed carrying value. Changes in the accretable yield on ACI loans for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

Balance, December 31, 2009	$1,734,233
Reclassifications from non-accretable difference	487,718
Accretion	(387,977)

Balance, December 31, 2010	1,833,974
Reclassifications from non-accretable difference	135,933
Accretion	(446,292)

Balance, December 31, 2011	1,523,615
Reclassifications from non-accretable difference	206,934
Accretion	(444,483)

Balance, December 31, 2012	$1,286,066

        Accretable yield at December 31, 2012 included expected cash flows of $105.6 million from a pool of 1-4 single family residential loans whose carrying value had been reduced to zero. The UPB of loans remaining in this pool was $213.9 million at December 31, 2012.

Credit quality information—ACI loans

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The tables below set forth at December 31, 2012 and 2011 the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in troubled debt restructurings, and the related allowance amounts (in thousands):

	2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate	$104	$171	$—
Construction and land	512	669	—
Commercial and industrial	188	188	—
With a specific allowance recorded:
Multi-family	6,626	7,043	504
Commercial real estate	23,696	27,357	5,400
Construction and land	4,874	6,567	350
Commercial and industrial	7,580	7,959	1,765
Total:
Residential	$—	$—	$—
Commercial	43,580	49,954	8,019

	$43,580	$49,954	$8,019

	2011
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Construction and land	$435	$751	$—
With a specific allowance recorded:
Multi-family	11,144	13,497	1,063
Commercial real estate	49,876	67,698	10,672
Construction and land	16,167	25,516	2,310
Commercial and industrial	16,914	18,444	2,287
Total:
Residential	$—	$—	$—
Commercial	94,536	125,906	16,332

	$94,536	$125,906	$16,332

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents the average recorded investment in impaired ACI loans or pools for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Residential:
1-4 single family residential	$—	$—	$139,871
Home equity loans and lines of credit	—	45,947	47,888

	—	45,947	187,759

Commercial:
Multi-family	11,936	29,606	24,997
Commercial real estate	41,952	61,291	55,459
Construction and land	12,482	25,729	16,548
Commercial and industrial	12,825	23,877	14,430

	79,195	140,503	111,434

	$79,195	$186,450	$299,193

        The following table summarizes ACI loans that were modified in TDRs during the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012				2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$242	1	$9	3	$917	1	$197
Construction and land	—	—	—	—	1	435	2	435
Commercial and industrial	3	261	1	188	—	—	—	—

	6	$503	2	$197	4	$1,352	3	$632

        During the year ended December 31, 2010, three ACI commercial and commercial real estate credit relationships were the subject of troubled debt restructurings. These loans had an aggregate carrying amount of $2.4 million at December 31, 2010 and did not experience payment defaults during the period.

        Modifications during the years ended December 31, 2012, 2011 and 2010 included extensions of maturity, restructurings of the amount and timing of payments, modifications of interest rates, and partial forgiveness of principal. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following tables summarize key indicators of credit quality for the Company's ACI loans as of December 31, 2012 and 2011 (in thousands):

Residential credit exposure, based on delinquency status:

	2012		2011
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$1,093,363	$43,226	$1,278,887	$57,290
Past due less than 90 days	63,435	1,818	92,215	3,327
Past due 90 days or more	143,311	7,455	310,764	10,948

	$1,300,109	$52,499	$1,681,866	$71,565

Consumer credit exposure, based on delinquency status:

	2012	2011
Current	$2,190	$2,866
Past due less than 90 days	17	33
Past due 90 days or more	32	38

	$2,239	$2,937

Commercial credit exposure, based on internal risk rating:

	2012
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial
Pass	$36,068	$118,397	$6,937	$6,183
Special mention	381	4,615	—	—
Substandard	19,699	54,794	11,127	8,198
Doubtful	—	13	—	227

	$56,148	$177,819	$18,064	$14,608

	2011
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial
Pass	$34,593	$128,762	$15,612	$12,657
Special mention	2,074	10,857	—	171
Substandard	24,524	83,681	21,508	10,374
Doubtful	519	56	—	805

	$61,710	$223,356	$37,120	$24,007

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents an aging of loans in the ACI portfolio as of December 31, 2012 and 2011 (in thousands):

	2012					2011
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1-4 single family residential	$1,093,363	$47,529	$15,906	$143,311	$1,300,109	$1,278,887	$66,767	$25,448	$310,764	$1,681,866
Home equity loans and lines of credit	43,226	1,254	564	7,455	52,499	57,290	2,500	827	10,948	71,565
Multi-family	47,474	45	—	8,629	56,148	49,116	—	674	11,920	61,710
Commercial real estate	171,908	2,075	447	3,389	177,819	212,253	1,292	459	9,352	223,356
Construction and land	9,257	—	—	8,807	18,064	25,031	—	—	12,089	37,120
Commercial and industrial	7,762	1,951	17	4,878	14,608	17,678	62	223	6,044	24,007
Consumer	2,190	10	7	32	2,239	2,866	25	8	38	2,937

	$1,375,180	$52,864	$16,941	$176,501	$1,621,486	$1,643,121	$70,646	$27,639	$361,155	$2,102,561

        1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $150.8 million and $321.7 million at December 31, 2012 and 2011, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $25.7 million and $39.4 million at December 31, 2012 and 2011, respectively.

Note 6 FDIC Indemnification Asset

        The FDIC indemnification asset represents the present value of estimated future payments to be received from the FDIC under the terms of the Loss Sharing Agreements.

        When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or, for the non-residential portfolio, charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of income line item "Income from resolution of covered assets, net." Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6 FDIC Indemnification Asset (Continued)

assets are recorded in the statement of income line item "Net gain (loss) on indemnification asset" and reflected as corresponding increases or decreases in the FDIC indemnification asset.

        The following table summarizes the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$503	$344	$847
Income from resolution of covered assets, net	51,016	(41,962)	9,054
Net loss on sale of covered loans	(29,270)	30,725	1,455
Gain on sale of OREO	4,164	(3,078)	1,086
Impairment of OREO	(9,926)	7,941	(1,985)

	$16,487	$(6,030)	$10,457

	2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$7,692	$(6,327)	$1,365
Income from resolution of covered assets, net	18,776	(6,871)	11,905
Net loss on sale of covered loans	(70,366)	56,053	(14,313)
Loss on sale of OREO	(23,576)	17,272	(6,304)
Impairment of OREO	(24,569)	19,685	(4,884)

	$(92,043)	$79,812	$(12,231)

	2010
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(46,481)	$29,291	$(17,190)
Income from resolution of covered assets, net	121,462	(84,138)	37,324
Net loss on sale of covered loans	(76,360)	57,747	(18,613)
Loss on sale of OREO	(2,174)	1,932	(242)
Impairment of OREO	(16,131)	12,904	(3,227)

	$(19,684)	$17,736	$(1,948)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6 FDIC Indemnification Asset (Continued)

        In addition to the loss on sale of covered loans reflected in the tables above, the consolidated statement of income line item "Loss on sale of loans, net" includes approximately $613 thousand, $652 thousand and $50 thousand of gains on the sale of loans held for sale for the years ended December 31, 2012, 2011 and 2010, respectively. These transactions are not subject to the Loss Sharing Agreements.

        Changes in the FDIC indemnification asset for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

Balance, December 31, 2009	$3,279,165
Accretion	134,703
Reduction for claims filed	(764,203)
Net gain on indemnification asset	17,736

Balance, December 31, 2010	2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812

Balance, December 31, 2011	2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)

Balance, December 31, 2012	$1,457,570

        Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the years ended December 31, 2012, 2011 and 2010, non-interest expense includes approximately $20.3 million, $32.0 million, and $49.7 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $19.6 million, $31.5 million, and $29.8 million, respectively, were submitted to the FDIC for reimbursement. As of December 31, 2012, $16.9 million of expenses remained to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 7 Other Real Estate Owned

        At December 31, 2012 all of the Company's OREO was covered under the Loss Sharing Agreements. An analysis of OREO activity for the years ended December 31, 2012, 2011 and 2010 follows (in thousands):

	2012	2011	2010
Balance, beginning of period	$123,737	$206,680	$120,110
Transfers from loan portfolio	151,302	312,958	392,233
Sales	(189,091)	(371,332)	(289,532)
Impairment	(9,926)	(24,569)	(16,131)

Balance, end of period	$76,022	$123,737	$206,680

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 8 Equipment Under Operating Lease

        Equipment under operating lease is included in other assets in the accompanying consolidated balance sheets. The components of equipment under operating lease as of December 31, 2012 are summarized as follows (in thousands):

Equipment under operating lease	$39,154
Less: accumulated depreciation	(422)

Equipment under operating lease, net	$38,732

        There was no equipment under operating lease at December 31, 2011.

        At December 31, 2012, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2013	$3,165
2014	3,165
2015	3,165
2016	3,165
2017	2,594
Thereafter through 2019	2,244

$17,498

Note 9 Premises and Equipment and Lease Commitments

        Premises and equipment are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Branch buildings and improvements	$17,440	$11,588
Leasehold improvements	30,491	13,090
Construction in progress	7,816	11,528
Furniture, fixtures and equipment	25,644	18,031
Computer equipment	10,356	7,173
Software and software licensing rights	22,363	20,824

	114,110	82,234
Less: accumulated depreciation	(25,507)	(11,634)

Premises and equipment, net	$88,603	$70,600

        Depreciation and amortization expense related to premises and equipment was $14.0 million, $7.6 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9 Premises and Equipment and Lease Commitments (Continued)

        The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $23.3 million, $14.9 million and $12.8 million, respectively.

        As of December 31, 2012, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31,
2013	$20,612
2014	19,386
2015	16,992
2016	16,054
2017	15,988
Thereafter through 2033	90,783

$179,815

Note 10 Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Indefinite lived intangible assets:
Goodwill	$67,231	$67,231
Intangible assets with determinable useful lives:
Core deposit intangible	3,580	1,799
Customer relationship intangible	442	442

	4,022	2,241
Accumulated amortization	(1,485)	(805)

	2,537	1,436

Goodwill and other intangible assets, net	$69,768	$68,667

        The core deposit intangible is being amortized over a period of approximately 6 years and the customer relationship intangible is being amortized over a period of approximately 10 years. Amortization expense was $680 thousand, $344 thousand and $292 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10 Goodwill and Other Intangible Assets (Continued)

        The following table presents the future expected amortization of intangible assets with determinable useful lives (in thousands):

Years Ending December 31:
2013	$701
2014	654
2015	490
2016	283
2017	251
Thereafter	158

$2,537

Note 11 Deposits

        The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,099,448	0.00%	$622,377	0.00%	$440,673	0.00%
Interest bearing	504,614	0.63%	382,329	0.65%	273,897	0.72%
Money market	2,838,735	0.63%	2,165,230	0.88%	1,667,277	1.20%
Savings	1,073,709	0.58%	1,201,236	0.83%	1,203,491	1.18%
Time	2,632,451	1.48%	2,585,201	1.71%	3,889,961	1.85%

	$8,148,957	0.81%	$6,956,373	1.09%	$7,475,299	1.45%

        Time deposit accounts with balances of $100,000 or more totaled approximately $1.5 billion and $1.3 billion at December 31, 2012 and 2011, respectively. Time deposit accounts with balances of $250,000 or more totaled $539.7 million and $428.4 million at December 31, 2012 and 2011, respectively. The following table presents maturities of time deposits with balances equal to or greater than $100,000 as of December 31, 2012 (in thousands):

Three months or less	$330,871
Over three through six months	281,258
Over six through twelve months	536,000
Over twelve months	383,791

$1,531,920

        Included in deposits at December 31, 2012 are $200.0 million of time deposits issued to the State of Florida and $215.4 million of other public funds deposits. Investment securities available for sale

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11 Deposits (Continued)

with a carrying value of $138.2 million were pledged as security for these deposits at December 31, 2012.

        Interest expense on deposits for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Interest bearing demand	$3,155	$2,499	$1,981
Money market	17,878	19,020	19,999
Savings	6,215	10,006	14,243
Time	38,930	44,248	72,121

	$66,178	$75,773	$108,344

        Interest expense on time deposits has been reduced by amortization of purchase accounting fair value adjustments of $473.0 thousand, $7.0 million and $21.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 12 Short-Term Borrowings

        The following table sets forth information about short-term borrowings, consisting of securities sold under agreements to repurchase, overnight FHLB advances and federal funds purchased for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Maximum outstanding at any month-end	$52,126	$2,165	$17,459
Balance outstanding at end of period	$8,175	$206	$492
Average outstanding during the period	$12,435	$1,333	$7,812
Average interest rate during the period	0.41%	0.48%	0.92%
Average interest rate at end of period	0.49%	0.50%	0.43%

        As of December 31, 2012 and 2011, the Company had pledged securities with a carrying value of approximately $24.4 million and $25.0 million, respectively, as collateral for securities sold under agreements to repurchase.

        As of December 31, 2012, BankUnited and Herald had unused borrowing capacity at the Federal Reserve Bank of approximately $107.9 million and $9.7 million, respectively, and unused Federal funds lines of credit with other financial institutions totaling $85.0 million and $6.0 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 13 Federal Home Loan Bank Advances

        Information about outstanding FHLB advances as of December 31, 2012 follows (dollars in thousands):

		Range of Interest Rates
				Weighted Average Rate
	Amount	Minimum	Maximum
Maturing in:
2013	$1,285,000	0.18%	4.77%	1.59%
2014	405,000	0.36%	0.71%	0.55%
2015	125,350	0.00%	0.79%	0.74%
2017	105,000	0.95%	0.98%	0.97%

Total contractual balance outstanding	1,920,350
Acquisition accounting fair value adjustment and unamortized modification costs	(3,431)

Carrying value	$1,916,919

        Acquisition accounting fair value adjustments and deferred modification costs are being amortized as adjustments to interest expense over the remaining terms of the related advances using the effective yield method. Amortization reduced interest expense by $14.8 million, $19.1 million and $23.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

        During 2012, the Company modified FHLB advances with an outstanding balance of $105 million, extending the maturity and reducing the rate on the advances and incurring modification fees of $5.3 million. Additionally, during the year ended December 31, 2012, the Company elected to prepay $520 million of FHLB advances with a carrying value of $524.1 million for an aggregate cash payment of $538.3 million. The Company recorded a loss of $14.2 million on this extinguishment of debt.

        The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2012, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $3.2 billion as collateral for advances from the FHLB.

        At December 31, 2012, BankUnited and Herald had available borrowing capacity at the Federal Home Loan Banks of Atlanta and New York of approximately $1.3 billion and $26.6 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14 Income Taxes

        The components of the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Current:
Federal	$170,973	$115,127	$96,722
State	34,860	29,558	6,995

	205,833	144,685	103,717

Deferred:
Federal	(60,985)	(9,322)	20,987
State	(11,243)	(5,787)	3,101

	(72,228)	(15,109)	24,088

	$133,605	$129,576	$127,805

        A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company's actual income tax expense and effective tax rate for the years ended December 31, 2012, 2011 and 2010 follows (dollars in thousands):

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$120,703	35.00%	$67,460	35.00%	$109,389	35.00%
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	12,967	3.76%	7,007	3.64%	7,464	2.39%
Non-deductible equity based compensation	3,624	1.05%	47,023	24.40%	12,660	4.05%
Uncertain state tax positions	2,870	0.83%	12,757	6.62%	1,601	0.51%
Other, net	(6,559)	(1.90)%	(4,671)	(2.43)%	(3,309)	(1.06)%

	$133,605	38.74%	$129,576	67.23%	$127,805	40.89%

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14 Income Taxes (Continued)

        The components of deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$290,735	$301,518
Excess of carrying value over tax basis of FHLB advances and time deposits assumed	—	8,024
Allowance for loan and lease losses	22,743	18,371
Acquisition costs	12,969	12,471
Warrant issued to the FDIC	—	7,126
OREO	4,540	6,805
Acquired net operating loss carryforward	7,636	—
Equity based compensation	4,411	4,207
Unrealized losses on derivatives designated as cash flow hedges	18,603	23,331
Other	12,182	7,345

Gross deferred tax assets	373,819	389,198

Deferred tax liabilities:
Deferred tax gain resulting from the FSB Acquisition	216,632	320,152
Net unrealized gains on investment securities available for sale	71,290	34,588
Premises and equipment, due to differences in depreciation	20,931	13,840
Other	2,692	1,133

Gross deferred tax liabilities	311,545	369,713

Net deferred tax asset	$62,274	$19,485

        In evaluating whether a valuation allowance is required related to deferred tax assets, the Company considers all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes but is not limited to (1) available carryback potential to prior tax years, (2) future taxable income that will result from reversal of existing taxable temporary differences, which are expected to have a reversal pattern generally consistent with deferred tax assets, (3) potential tax planning strategies and (4) projected future taxable income. Based on this evaluation, management has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the amount of taxable income available for carryback and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.

        At December 31, 2012, the amount of remaining net operating loss carryforwards resulting from the acquisition of Herald was $21.5 million, expiring from 2029 through 2032. The tax benefit of net operating losses recognized for the year ended December 31, 2012 was $0.8 million. No tax benefits of net operating losses were recognized for the years ended December 31, 2011 and 2010.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 14 Income Taxes (Continued)

        The Company has a liability for unrecognized tax benefits relating to uncertain tax positions primarily for state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 follows (in thousands):

	2012	2011	2010
Balance, beginning of period	$20,961	$2,845	$—
Additions for tax positions related to the current year	1,246	6,501	2,176
Additions for tax positions related to prior periods	—	7,982	343
Reductions due to settlements with taxing authorities	(41)	(185)	—

	22,166	17,143	2,519
Interest and penalties	2,624	3,818	326

Balance, end of period	$24,790	$20,961	$2,845

        As of December 31, 2012, 2011 and 2010, the Company had $11.7 million, $10.9 million and $1.6 million of unrecognized federal and state tax benefits that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2012 as a result of the lapse in the statute of limitations total approximately $3.5 million.

        Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2012 and 2011, accrued interest and penalties included in the consolidated balance sheets, net of federal and state tax benefits, were $5.9 million and $3.8 million, respectively. Of these amounts, $2.1 million and $3.5 million of expense were recognized through income tax expense in 2012 and 2011, respectively. Such interest and penalties were not significant at December 31, 2010.

        The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. Income tax returns for the tax years ended December 31, 2012, 2011, 2010 and 2009 remain subject to examination in the U.S. Federal and various state tax jurisdictions.

Note 15 Derivatives and Hedging Activities

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 15 Derivatives and Hedging Activities (Continued)

        The Company also enters into interest rate derivative contracts with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2012, 2011 and 2010 was not material.

        The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. At December 31, 2012, the Company was in a liability position with respect to these agreements and was therefore not holding any collateral. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

        Some of the Company's ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds, upon the initiation of other defined regulatory actions or upon suspension or withdrawal of the Bank's credit rating. Currently, there are no circumstances that would trigger these provisions of the agreements. The fair value of derivative instruments containing these provisions that were in a liability position at December 31, 2012 was $54.0 million.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 15 Derivatives and Hedging Activities (Continued)

        The following tables set forth certain information concerning the Company's interest rate contract derivative financial instruments and related hedged items at December 31, 2012 and December 31, 2011 (dollars in thousands):

	2012
				Weighted Average Remaining Life in Years
							Fair value
		Weighted Average Pay Rate	Weighted Average Receive Rate		Notional Amount	Balance Sheet Location
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	2.8	$225,000	Other liabilities	$—	$(14,622)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.75%	3-Month Libor	3.8	285,000	Other liabilities	—	(36,182)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.18%	Indexed to 1-month Libor	4.8	102,712	Other liabilities	—	(4,908)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.18%	4.8	102,712	Other assets	4,908	—

					$715,424		$4,908	$(55,712)

	2011
				Weighted Average Remaining Life in Years
							Fair value
		Weighted Average Pay Rate	Weighted Average Receive Rate		Notional Amount	Balance Sheet Location
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	3.9	$225,000	Other liabilities	$—	$(15,854)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	3.65%	3-Month Libor	4.4	405,000	Other liabilities	—	(47,593)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		5.15%	Indexed to 1-month Libor	5.6	53,018	Other liabilities	—	(3,731)
Pay-variable interest rate swaps		Indexed to 1-month Libor	5.15%	5.6	53,018	Other assets	3,731	—

					$736,036		$3,731	$(67,178)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 15 Derivatives and Hedging Activities (Continued)

        The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Amount of loss included in AOCI at end of period, net of tax	$(29,623)	$(37,153)	$(23,931)

Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(17,962)	$(18,982)	$(13,519)

Amount of loss related to termination of cash flow hedges reclassified from AOCI into non-interest income during the period	$(8,701)	$—	$—

Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$426	$(706)

        During the year ended December 31, 2012, a derivative position designated as a cash flow hedge with a notional amount of $120 million was discontinued and a loss of $8.7 million was reclassified from AOCI into earnings as a result of the discontinuance of the cash flow hedge and the early extinguishment of related variable rate debt. During the years ended December 31, 2011 and 2010, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2012, the amount expected to be reclassified from AOCI into income during the next twelve months was $14.5 million.

        At December 31, 2012, investment securities available for sale with a carrying amount of $63.4 million and cash on deposit of $11.5 million were pledged as collateral for interest rate swaps. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at December 31, 2012.

        The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $8.0 million and $8.4 million at December 31, 2012 and December 31, 2011, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes "best efforts" forward loan sale commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. The notional amount of forward loan sale commitment derivatives was $2.1 million and $4.0 million at December 31, 2012 and December 31, 2011, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at December 31, 2012 and December 31, 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 16 Stockholders' Equity

        In February, 2012, the Company created a series of 5,416,000 shares of preferred stock designated "Series A Nonvoting Convertible Preferred Stock", par value $0.01 per share. The preferred stock ranks pari passu with the Company's common stock with respect to the payment of dividends or distributions and has a liquidation preference of $0.01 per share. Subject to certain restrictions, each share of preferred stock is convertible into one share of common stock at the option of the holder or upon written request of the Company.

        On February 2, 2011, the Company closed the initial public offering ("IPO") of 33,350,000 shares of its common stock at $27.00 per share. In the offering, the Company sold 4,000,000 shares and selling stockholders sold 29,350,000 shares. Proceeds received by the Company on the sale of the 4,000,000 shares amounted to $102.6 million, net of underwriting discounts. The Company incurred direct costs of the stock issuance of $4.0 million, which were charged to paid-in capital.

        Effective January 10, 2011, the Board of Directors of BankUnited, Inc. (the "Board of Directors"), authorized a 10-for-1 split of the Company's outstanding common shares. Stockholders' equity has been retroactively adjusted to give effect to this stock split for all periods presented by reclassifying from paid-in capital to common stock the par value of the additional shares issued. All share and per share data have been retroactively restated for all periods presented to reflect this stock split.

        In conjunction with the acquisition of Herald, the Company issued 1,834,160 warrants to purchase its common stock to certain former shareholders of Herald. The warrants expire in November, 2018. Each warrant is exercisable at an exercise price of $9.47, in exchange for which the holder is entitled to receive 0.0827 shares of BKU common stock and cash of $1.73.

  Accumulated Other Comprehensive Income

        Changes in AOCI for the years ended December 31, 2012, 2011 and 2010 are summarized as follows (in thousands):

	2012
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the year	$112,165	$(43,272)	$68,893
Reclassification adjustment for net securities gains realized in income	(17,039)	6,573	(10,466)

Net change in unrealized gains on securities available for sale	95,126	(36,699)	58,427

Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the year	(14,405)	5,557	(8,848)
Reclassification adjustment for net losses realized in income	26,663	(10,285)	16,378

Net change in unrealized losses on derivative instruments	12,258	(4,728)	7,530

Other comprehensive income	$107,384	$(41,427)	$65,957

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 16 Stockholders' Equity (Continued)

	2011
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the year	$(44)	$17	$(27)
Reclassification adjustment for net securities gains realized in income	(1,136)	438	(698)

Net change in unrealized gains on securities available for sale	(1,180)	455	(725)

Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the year	(40,507)	15,625	(24,882)
Reclassification adjustment for net losses realized in income	18,982	(7,322)	11,660

Net change in unrealized losses on derivative instruments	(21,525)	8,303	(13,222)

Other comprehensive loss	$(22,705)	$8,758	$(13,947)

	2010
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gains arising during the year	$43,529	$(16,791)	$26,738
Reclassification adjustment for net securities losses realized in income	998	(385)	613

Net change in unrealized gains on securities available for sale	44,527	(17,176)	27,351

Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the year	(50,376)	19,433	(30,943)
Reclassification adjustment for net losses realized in income	13,519	(5,215)	8,304

Net change in unrealized losses on derivative instruments	(36,857)	14,218	(22,639)

Other comprehensive gain	$7,670	$(2,958)	$4,712

        The categories of other comprehensive income for the years ended December 31, 2012, 2011 and 2010 are presented below (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance, December 31, 2009	$28,546	$(1,292)	$27,254
Other comprehensive income	27,351	(22,639)	4,712

Balance, December 31, 2010	55,897	(23,931)	31,966
Other comprehensive income	(725)	(13,222)	(13,947)

Balance, December 31, 2011	55,172	(37,153)	18,019
Other comprehensive income	58,427	7,530	65,957

Balance, December 31, 2012	$113,599	$(29,623)	$83,976

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17 Equity Based Compensation and Other Benefit Plans

  Description of Equity Based Compensation Plans

        Pursuant to the terms of the BankUnited, Inc. 2009 Stock Option Plan (the "2009 Plan"), the Company's Board of Directors may grant up to 2,312,500 non-qualified stock options to key employees of the Company and its affiliates. Stock options may be granted with an exercise price equal to or greater than the stock's fair value at the date of grant. The terms and conditions applicable to options granted under the 2009 Plan are determined by the Company's Board of Directors or a committee thereof, provided however, that each stock option shall expire on the tenth anniversary of the date of the grant, unless it is earlier exercised or forfeited. Options granted to date under the 2009 Plan vest over a period of three years. Shares of common stock delivered under the 2009 Plan may be authorized but unsold common stock or previously issued common stock reacquired by the Company. Vesting of stock options may be accelerated in the event of a change in control, as defined. The Company does not intend to issue any new awards under the 2009 Plan.

        In connection with the IPO, the Company adopted the BankUnited 2010 Omnibus Equity Incentive Plan (the "2010 Plan"). The 2010 Plan is administered by the Board of Directors or a committee thereof and provides for the grant of non-qualified stock options, share appreciation rights ("SARs"), restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 1,172,566 shares remain available for issuance as of December 31, 2012. Shares of common stock delivered under the plan may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plan may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.

        At the time of acquisition by BankUnited, Inc., Herald had an existing stock option plan, the Heritage Bank, N.A. 2008 Stock Incentive Plan (the "Herald Plan"). Replacement options issued to employees and directors of Herald in conjunction with the acquisition were issued under the Herald Plan. No further awards are available for issuance under the Herald Plan.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17 Equity Based Compensation and Other Benefit Plans (Continued)

  Compensation Expense Related to Equity Based Awards

        The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Compensation cost of equity based awards:
Unvested and restricted share awards	$7,389	$2,069	$—
Option awards	2,671	1,707	1,301
Performance share awards	507	—	—
PIUs	—	110,398	36,170
Instruments issued in exchange for PIUs	13,235	30,614	—

Total compensation cost of equity based awards	23,802	144,788	37,471
Related tax benefits	(4,887)	(3,767)	(502)

Compensation cost of equity based awards, net of tax	$18,915	$141,021	$36,969

        The following table summarizes total unrecognized compensation cost and the weighted average remaining period over which compensation cost will be recognized for share and option awards outstanding at December 31, 2012:

	Unrecognized Compensation Cost	Weighted Average Remaining Period
Share awards	$22,211	2.26
Option awards	$2,138	1.21

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17 Equity Based Compensation and Other Benefit Plans (Continued)

  Share Awards

  Unvested share awards

        A summary of activity related to unvested share awards granted under the 2010 Plan for the years ended December 31, 2012 and 2011 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2010	—	$—
Granted	706,230	24.58
Issued in exchange for PIUs	1,931,745	27.00
Vested	(965,873)	27.00
Canceled or forfeited	(8,280)	28.05

Unvested share awards outstanding, December 31, 2011	1,663,822	25.97
Granted	608,714	23.42
Vested	(1,179,118)	26.58
Canceled or forfeited	(90,629)	24.18

Unvested share awards outstanding, December 31, 2012	1,002,789	$23.86

        No unvested share awards were granted during the year ended December 31, 2010. Unvested share awards, other than those issued in exchange for PIUs, were valued at the closing price of the Company's common stock on the date of grant, ranging from $23.08 to $25.20 for the year ended December 31, 2012 and $21.74 to $28.05 for the year ended December 31, 2011. Unvested share awards issued in exchange for PIUs were valued at the IPO price of $27 per share.

        The aggregate grant date fair value of shares vested during the years ended December 31, 2012 and 2011 was $31.3 million and $26.0 million respectively. Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Shares issued in exchange for PIUs retained the vesting provisions of the time-based PIUs for which they were exchanged and fully vested in 2012. Unvested shares participate in dividends declared on the Company's common stock on a one-for-one basis.

  Restricted share awards

        In 2012, the Company granted shares of restricted stock under the 2010 Plan to certain of its officers. The restricted shares vest on varying schedules through December 31, 2014 and embody

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17 Equity Based Compensation and Other Benefit Plans (Continued)

post-vesting transfer restrictions through the first anniversary of each vesting date. Restricted share activity for the year ended December 31, 2012 is presented below:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	—	$—
Granted	276,429	22.27
Vested	(89,322)	22.28

Restricted share awards outstanding, December 31, 2012	187,107	$22.27

        Restricted shares were valued at the closing price of the Company's common stock at the date of grant, less a discount for lack of marketability ("DLOM") related to post-vesting transferability restrictions. The model used to calculate the DLOM first determines an estimated volatility based on historical and implied volatility of the Company's common stock and then, utilizing the estimated volatility, calculates the DLOM using both the "protective put method" and the "Asian put method." Discounts applied in valuing restricted shares granted during 2012 ranged from 7.10% to 11.55%. The aggregate fair value of restricted shares granted was $6.2 million, net of a $0.8 million DLOM. The restricted shares participate in dividends declared on the Company's common stock on a one-for-one basis.

  Performance share awards

        Certain of the Company's executive officers are eligible to receive performance share awards at the end of each 12 month performance period ending on June 30. The first annual performance period will end on June 30, 2013. The dollar value of share awards to be granted is based on the achievement of certain performance criteria pre-established by the Company's Compensation Committee. The awards vest over varying schedules of up to three years, with the first tranche of awards vesting on June 30, 2013. For the annual performance period ending June 30, 2013, the maximum aggregate value of performance shares that may be granted is $2.0 million. The number of performance shares to be awarded is variable; therefore, these awards are classified as liability instruments in the Company's consolidated balance sheet. As of December 31, 2012, a total liability of $507.5 thousand related to performance share awards was reflected in the consolidated balance sheet based on management's assessment of the probability that the defined performance criteria will be achieved and the vesting terms of the awards to be granted.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17 Equity Based Compensation and Other Benefit Plans (Continued)

  Option Awards

        A summary of activity related to stock option awards for the years ended December 31, 2012, 2011 and 2010 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2009	384,680	$11.32
Granted	647,020	20.01
Canceled or forfeited	(49,990)	11.58

Option awards outstanding, December 31, 2010	981,710	17.04
Granted	300,000	22.31
Option awards issued in exchange for PIUs	4,534,970	27.00
Exercised	(31,029)	10.48
Canceled or forfeited	(47,529)	19.55

Option awards outstanding, December 31, 2011	5,738,122	25.20
Replacement options issued in conjunction with the acquisition of Herald	256,028	31.32
Exercised	(251,904)	14.35
Canceled or forfeited	(44,242)	34.31

Option awards outstanding, December 31, 2012	5,698,004	$25.89

Exercisable at December 31, 2012	5,290,177	$26.25

        The intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $2.6 million and $369.7 thousand, respectively.

        The grant-date fair value of option awards granted during the years ended December 31, 2012, 2011 and 2010 was determined using a Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2012	2011		2010
	Options Granted	Options Granted	Exchanged for PIUs	Options Granted
Expected volatility	35.97%	42.85%	45.00%	35.92%
Expected dividend yield	2.95%	2.51%	2.07%	3.06%
Expected term in years	1.7	6.0	5.1	8.4
Risk-free interest rate	0.27%	1.07%	1.98%	2.78%
Weighted average grant date fair value	$4.70	$7.19	$9.42	$6.49

        Prior to the IPO, the Company's common stock was not traded on an exchange. Expected volatility for options granted prior to the IPO was based on the volatility of comparable peer banks. Due to limited trading history in the Company's common stock, expected volatility for options granted subsequent to the IPO was estimated using both the volatility of the Company's common stock since it began trading and the volatility of peer companies. The Company has limited exercise history related to

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17 Equity Based Compensation and Other Benefit Plans (Continued)

stock option awards. For options granted prior to November, 2010 the expected life was assumed to be equal to the contractual term of the options. For options granted after November, 2010, the simplified method provided for in Staff Accounting Bulletin 14 was used to estimate the expected term. The change in the expected life assumption was based primarily on the increased probability of completion of the IPO.

        Additional information about options outstanding and exercisable at December 31, 2012 is presented in the following table:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$10.00 - $13.39	143,027	6.74	$1,935	143,027	6.74	$1,935
$15.94 - $19.97	414,762	7.53	2,715	292,630	7.61	1,981
$21.36 - $22.31	540,965	8.49	1,173	255,270	8.32	558
$27	4,534,970	8.09	—	4,534,970	8.09	—
$30.92	2,353	6.90	—	2,353	6.90	—
$63.74	61,927	5.92	—	61,927	5.92	—

	5,698,004	8.03	$5,823	5,290,177	8.01	$4,474

  Profits Interests Units

        In conjunction with the IPO, the PIUs outstanding were exchanged for a combination of vested and unvested shares of the Company's common stock and vested and unvested stock options. The unvested shares and vested stock options participate in dividends declared on the Company's common stock on a one-for-one basis. The unvested stock options participate on a one-for-one basis in dividends declared on common stock until they vest. In the first quarter of 2011 in conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and vesting of PIUs. This expense, which was not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.

  Deferred Compensation Plan

        The Company has a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for a select group of highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The Deferred Compensation Plan provides for Company contributions equal to 100% of the first 1% plus 70% of the next 5% of eligible compensation deferred. The Company credits each participant's account at an annual interest rate determined by the Company's Compensation Committee. The Company accrued interest on the deferred obligation at an annual rate of 6% for the years ended December 31, 2012, 2011 and 2010. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 17 Equity Based Compensation and Other Benefit Plans (Continued)

participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or the specified distribution year elected. The specified distribution year can be no earlier than the third calendar year after the calendar year in which the participant deferrals and or Company contributions are made. A participant may elect to be paid in a lump sum or in five, ten or fifteen annual installments. Deferred compensation expense for this plan was $312.3 thousand, $216.7 thousand and $191.6 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

  BankUnited 401(k) Plan

        The Company sponsors the BankUnited 401(k) Plan, a tax-qualified, deferred compensation plan (the "401(k) Plan"). Under the terms of the 401(k) Plan, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2012, 2011 and 2010, BankUnited made matching contributions to the 401(k) Plan of approximately $3.6 million, $3.0 million and $2.1 million, respectively.

Note 18 Warrant Issued to the FDIC

        In connection with the FSB Acquisition, BUFH issued a warrant to the FDIC. The warrant had an initial contractual term of ten years and was exercisable for a sixty day period beginning on the tenth day after the consummation of a qualifying IPO or exit event as defined in the warrant agreement. The warrant entitled the FDIC to acquire a number of common shares in the Company, or the entity acquiring BUFH or the Company, determined by applying a formula defined in the warrant agreement. After becoming exercisable, the warrant was redeemable for cash by the Company or BUFH at a redemption price equal to the warrant value, as defined.

        In October 2010, the Company and the FDIC agreed to amend the warrant to guarantee a minimum value to the FDIC of $25.0 million. The Company recognized expense of $21.8 million related to the increase in value of this instrument for the year ended December 31, 2010. The Company settled the warrant for $25.0 million in cash in February, 2011.

Note 19 Regulatory Requirements and Restrictions

        The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 19 Regulatory Requirements and Restrictions (Continued)

institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2012 and 2011, all capital ratios of the Company and its banking subsidiaries exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

        The following tables provide information regarding regulatory capital for the Company and its banking subsidiaries as of December 31, 2012 and 2011 (dollars in thousands):

	2012
	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,646,120	13.16%	N/A	(1)	N/A (1)	$500,402	4.00%
Tier 1 risk-based capital	$1,646,120	33.60%	$293,952		6.00%	$195,968	4.00%
Total risk based capital	$1,708,907	34.88%	$489,920		10.00%	$391,936	8.00%
BankUnited:
Tier 1 leverage	$1,304,980	11.01%	$592,836		5.00%	$474,269	4.00%
Tier 1 risk-based capital	$1,304,980	29.12%	$268,903		6.00%	$179,269	4.00%
Total risk based capital	$1,361,736	30.38%	$448,173		10.00%	$358,538	8.00%
Herald:
Tier 1 leverage	$91,249	18.78%	$24,294		5.00%	$19,435	4.00%
Tier 1 risk-based capital	$91,249	31.67%	$17,287		6.00%	$11,525	4.00%
Total risk based capital	$92,998	32.28%	$28,810		10.00%	$23,048	8.00%

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 19 Regulatory Requirements and Restrictions (Continued)

	2011
	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,448,592	13.06%	N/A	(1)	N/A (1)	$443,673	4.00%
Tier 1 risk-based capital	$1,448,592	41.62%	$208,837		6.00%	$139,225	4.00%
Total risk based capital	$1,492,939	42.89%	$348,062		10.00%	$278,450	8.00%
BankUnited:
Tier 1 leverage	$1,182,647	10.77%	$549,047		5.00%	$439,238	4.00%
Tier 1 risk-based capital	$1,182,647	34.59%	$205,166		6.00%	$136,778	4.00%
Total risk based capital	$1,226,299	35.86%	$341,944		10.00%	$273,555	8.00%

(1)
There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

        For purposes of risk based capital computations, the FDIC Indemnification asset and the covered assets are risk-weighted at 20% due to the conditional guarantee represented by the Loss Sharing Agreements.

        BankUnited and Herald are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank. At December 31, 2012, the reserve requirements for BankUnited and Herald were $25.8 million and $4.9 million, respectively.

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

Note 20 Fair Value Measurements

  Assets and liabilities measured at fair value on a recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.

        Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities, certain preferred stocks and mutual funds. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

sale that are generally classified within level 2 of the fair value hierarchy include U.S. Government agency debentures, U.S. Government agency and sponsored enterprise mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, certain private label mortgage-backed securities, Re-Remics, private label commercial mortgage-backed securities, collateralized loan obligations, state and municipal obligations and U.S. Small Business Administration securities. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label mortgage-backed securities and trust preferred securities. The Company typically values these securities using internally developed or third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

        The following tables present assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

	2012
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury and Government agency securities	$20,141	$15,013	$—	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,584,523	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	60,416	—	60,416
Re-Remics	—	585,042	—	585,042
Private label residential mortgage-backed securities and CMOs	—	205,027	243,058	448,085
Private label commercial mortgage-backed securities	—	433,092	—	433,092
Collateralized loan obligations	—	253,188	—	253,188
Non-mortgage asset-backed securities	—	241,346	—	241,346
Mutual funds and preferred stocks	149,279	374	—	149,653
State and municipal obligations	—	25,353	—	25,353
Small Business Administration securities	—	339,610	—	339,610
Other debt securities	—	12,777	4,173	16,950
Derivative assets	—	4,908	—	4,908

Total assets at fair value	$169,420	$3,760,669	$247,231	$4,177,320

Derivative liabilities	—	55,712	29	55,741

Total liabilities at fair value	$—	$55,712	$29	$55,741

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

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

        During the year ended December 31, 2012, certain non-covered private label residential mortgage-backed securities and certain non-mortgage asset-backed securities with an aggregate fair value of $271.3 million were transferred from level 3 to level 2 of the fair value hierarchy. Activity in the market for these securities had increased such that unobservable inputs were no longer significant to the valuation process.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

        The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	Derivatives
Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains for the period included in:
Net income	—	—	—	29
Other comprehensive income	16,629	1,482	1,234	—
Purchases or issuances	167,300	—	—	—
Sales	—	—	—	—
Settlements	(123,531)	(15,056)	(220)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	(205,027)	(66,296)	—	—

Balance at end of period	$243,058	$—	$4,173	$29

	2011
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Private Label Commercial Mortgage- Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivatives
Balance, beginning of period	$612,631	$382,920	$—	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	—	78
Other comprehensive income	(9,949)	(18,135)	6,033	(3,256)	(771)	—	—	—
Purchases or issuances	—	93,594	178,370	140,922	—	—	—	—
Sales	—	—	—	(14,978)	—	—	—	—
Settlements	(144,270)	(70,692)	(20,685)	(80,160)	(13)	25,000	44,964	—
Transfers into level 3	—	—	—	64,533	—	—	—	—
Transfers out of level 3	(458,412)	—	(163,718)	(157,801)	—	—	—	—

Balance, end of period	$—	$387,687	$—	$79,870	$3,159	$—	$—	$—

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

	2010
	Re-Remics	Private Label Residential Mortgage- Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivatives
Balance, beginning of period	$475,003	$366,508	$30,000	$3,528	$(3,168)	$(8,793)	$—
Gains (losses) for the period included in:
Net income	—	—	—	—	(21,832)	(36,171)	(78)
Other comprehensive income	16,677	16,081	375	634	—	—	—
Purchases or issuances	325,543	80,566	106,946	—	—	—	—
Sales	(50,591)	—	—	—	—	—	—
Settlements	(154,001)	(80,235)	(6,711)	(219)			—
Transfers into level 3	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—

Balance, end of period	$612,631	$382,920	$130,610	$3,943	$(25,000)	$(44,964)	$(78)

        Changes in the fair value of derivatives are included in the consolidated statement of income line item "Other non-interest expense."

        The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of December 31, 2012 (dollars in thousands):

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Private label residential	$201,821	Discounted cash flow	Voluntary prepayment rate	1.98% - 31.15% (8.64%)
mortgage-backed			Probability of default	0.00% - 32.49% (7.89%)
securities and CMO's—			Loss severity	0.00% - 70.00% (8.51%)
Covered
Private label residential	$41,237	Discounted cash flow	Voluntary prepayment rate	6.32% - 37.10% (12.43%)
mortgage-backed			Probability of default	0.00% - 4.98% (1.80%)
securities and CMO's—			Loss severity	0.00% - 9.74% (1.67%)
Non-covered

        The significant unobservable inputs impacting the fair value measurement of private label residential mortgage-backed securities include voluntary prepayment rates, probability of default and loss severity given default. Generally, significant increases in any of those inputs would result in a lower fair value measurement. Alternatively, decreases in any of those inputs would result in a higher fair value measurement. The fair value measurements of those securities with higher levels of subordination will be less sensitive to changes in these unobservable inputs, while securities with lower levels of subordination will show a higher degree of sensitivity to changes in these unobservable inputs. Generally, a change in the assumption used for probability of default is accompanied by a directionally

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

similar change in the assumption used for loss severity given default and a directionally opposite change in the assumption used for voluntary prepayment rate.

        Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at December 31, 2012 had an aggregate fair value of $41.2 million. These securities consisted of senior tranches issued from 2003 to 2004 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.7% to 5.5%, ratings ranging from Baa1 to AA+ and current subordination levels ranging from 7.2% to 10.9%.

        The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at December 31, 2012 consisted of pooled trust preferred securities with a fair value of $4.2 million and private label residential mortgage-backed securities with a fair value of $201.8 million. The trust preferred securities are not material to the Company's financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

        The Company uses third-party pricing services in determining fair value measurements for investment securities that are categorized in level 3 of the fair value hierarchy. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the pricing services, conducts interviews with valuation desk personnel, performs on-site walkthroughs and reviews model results and detailed assumptions used to value selected securities as considered necessary. Management has established a robust price challenge process that includes a review by the treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from expectations is challenged. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. The Company has also established a quarterly process whereby prices provided by our primary pricing service for a sample of securities are validated. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources.

  Assets and liabilities measured at fair value on a non-recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

        Impaired loans and OREO—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers' price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.

        The following tables present assets for which nonrecurring changes in fair value have been recorded for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$76,022	$76,022	$(9,926)

Impaired loans	$—	$—	$5,956	$5,956	$(1,600)

	2011
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$123,737	$123,737	$(24,569)

Impaired loans	$—	$—	$5,028	$5,028	$(4,254)

	2010
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$206,680	$206,680	$(16,131)

        The Company did not have any impaired loans whose carrying amounts were measured based on the fair value of underlying collateral at December 31, 2010.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

        The following table presents the carrying value and fair value of financial instruments as of December 31, 2012 and December 31, 2011 and the level within the fair value hierarchy in which those measurements are classified (dollars in thousands):

		2012		2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$495,353	$495,353	$303,742	$303,742
Investment securities available for sale	1/2/3	4,172,412	4,172,412	4,181,977	4,181,977
Non-marketable equity securities	2	133,060	133,060	147,055	147,055
Loans held for sale	2	2,129	2,151	3,952	3,994
Loans:
Covered	3	1,846,482	2,508,466	2,398,737	2,856,268
Non-covered	3	3,666,136	3,718,377	1,689,919	1,725,313
FDIC Indemnification asset	3	1,457,570	1,285,434	2,049,151	1,950,446
Accrued interest receivable	2	22,059	22,059	19,133	19,133
Derivative assets	2	4,908	4,908	3,731	3,731
Liabilities:
Demand, savings and money market deposits	2	$5,897,362	$5,897,362	$4,777,530	$4,777,530
Time deposits	2	2,640,711	2,666,780	2,587,184	2,621,874
Short-term borrowings	2	8,175	8,175	206	206
Federal Home Loan Bank advances	2	1,916,919	1,929,316	2,236,131	2,294,265
Accrued interest payable	2	3,877	3,877	8,519	8,519
Derivative liabilities	2/3	55,741	55,741	67,178	67,178

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:

        The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, accrued interest receivable, short-term borrowings and accrued interest payable.

  Non-marketable equity securities:

        Non-marketable equity securities include FHLB, Federal Reserve Bank and banker's bank stock. There is no market for these securities, which can be liquidated only by redemption by the issuer. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value. Non-marketable equity securities are evaluated quarterly for potential impairment.

  Loans held for sale:

        The fair value of conforming loans originated and held for sale is based on pricing currently available to the Company in the secondary market. Non-conforming loans held for sale, if performing, are valued using a market approach based on observable market prices and transactions for comparable

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 20 Fair Value Measurements (Continued)

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

December 31, 2012

Note 21 Commitments and Contingencies

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

  Unfunded commitments under lines of credit:

        Unfunded commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. Some of these commitments may mature without being fully funded.

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

        Total lending related commitments outstanding at December 31, 2012 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$199,165	$199,165
Commitments to purchase loans	—	18,723	18,723
Unfunded commitments under lines of credit	63,797	435,855	499,652
Commercial and standby letters of credit	—	37,395	37,395

	$63,797	$691,138	$754,935

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 21 Commitments and Contingencies (Continued)

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

Note 22 Condensed Financial Statements of BankUnited, Inc.

        Condensed financial statements of BankUnited, Inc. are presented below (in thousands):

Condensed Balance Sheets

	December 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$52,989	$128,126
Investment securities available for sale, at fair value	155,688	105,707
Investment in subsidiaries	1,554,153	1,270,682
Deferred tax asset, net	14,973	14,837
Other assets	32,582	33,891

Total assets	$1,810,385	$1,553,243

Liabilities and Stockholders' Equity:
Other liabilities	$3,705	$17,963

Total liabilities	3,705	17,963
Stockholders' equity	1,806,680	1,535,280

Total liabilities and stockholders' equity	$1,810,385	$1,553,243

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 22 Condensed Financial Statements of BankUnited, Inc. (Continued)

Condensed Statements of Income

	Years Ended December 31,
	2012	2011	2010
Income:
Interest and dividends on investment securities available for sale	$3,890	$2,033	$—
Service fees from subsidiaries	14,043	25,659	25,797
Equity in earnings of subsidiaries	218,154	190,134	209,753
Gain on sale of investment securities available for sale	617	—	—
Other	5,288	—	—

Total	241,992	217,826	235,550

Expense:
Employee compensation and benefits	26,928	145,279	41,817
Other	6,914	7,858	3,425

Total	33,842	153,137	45,242

Income before income taxes	208,150	64,689	190,308
Provision (benefit) for income taxes	(3,110)	1,521	5,573

Net income	$211,260	$63,168	$184,735

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 22 Condensed Financial Statements of BankUnited, Inc. (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$211,260	$63,168	$184,735
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(118,154)	(75,134)	(149,753)
Equity based compensation	23,204	144,769	1,301
Change in fair value of equity instruments classified as liabilities	—	—	35,062
Other	(5,529)	(883)	2,397

Net cash provided by operating activities	110,781	131,920	73,742

Cash flows from investing activities:
Capital contributions to subsidiary	(30,000)	—	—
Purchase of investment securities available for sale	(99,710)	(123,367)	—
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	53,094	17,812	—
Cash paid in business combination	(25,164)	—	—
Other	(326)	(223)	(723)

Net cash used in investing activities	(102,106)	(105,778)	(723)

Cash flows from financing activities:
Issuance of common stock	—	98,620	2,500
Dividends paid	(89,021)	(55,803)	(20,000)
Settlement of FDIC Warrant	—	(25,000)	—
Other	5,209	931	—

Net cash provided by (used in) financing activities	(83,812)	18,748	(17,500)

Net increase (decrease) in cash and cash equivalents	(75,137)	44,890	55,519
Cash and cash equivalents, beginning of period	128,126	83,236	27,717

Cash and cash equivalents, end of period	$52,989	$128,126	$83,236

Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$—	$14,930	$14,000

Exchange of common stock for Series A preferred stock	$54	$—	$—

Equity consideration issued in business combination	$39,861	$—	$—

Reclassification of PIU liability to equity	$—	$44,964	$—

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 22 Condensed Financial Statements of BankUnited, Inc. (Continued)

        BankUnited, Inc.'s investment in the Bank totaled $1.6 billion and $1.3 billion at December 31, 2012 and 2011, respectively. Dividends received by BankUnited, Inc. from the Bank totaled $100.0 million, $115.0 million and $60.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 23 Quarterly Financial Information (Unaudited)

        Financial information by quarter for the years ended December 31, 2012 and 2011 follows (in thousands, except per share data):

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$202,346	$170,305	$177,915	$170,290	$720,856
Interest expense	27,782	30,888	32,118	32,481	123,269

Net interest income before provision for loan losses	174,564	139,417	145,797	137,809	597,587
Provision for loan losses	1,030	6,374	2,725	8,767	18,896

Net interest income after provision for loan losses	173,534	133,043	143,072	129,042	578,691

Non-interest income(1)(2)(3)	5,499	25,684	21,666	36,398	89,247
Non-interest expense	78,702	77,222	83,031	84,118	323,073

Income before income taxes	100,331	81,505	81,707	81,322	344,865
Provision for income taxes	37,829	31,948	32,778	31,050	133,605

Net income	$62,502	$49,557	$48,929	$50,272	$211,260

Earnings per common share, basic	$0.61	$0.48	$0.48	$0.49	$2.05

Earnings per common share, diluted	$0.61	$0.48	$0.48	$0.49	$2.05

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 23 Quarterly Financial Information (Unaudited) (Continued)

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$174,639	$163,155	$152,097	$148,206	$638,097
Interest expense	33,926	34,357	34,775	35,879	138,937

Net interest income before provision for loan losses	140,713	128,798	117,322	112,327	499,160
Provision for (recovery of) loan losses	4,012	1,252	(2,892)	11,456	13,828

Net interest income after provision for (recovery of) loan losses	136,701	127,546	120,214	100,871	485,332

Non-interest income(3)	13,342	32,755	52,858	64,262	163,217
Non-interest expense(4)	75,825	79,752	95,889	204,339	455,805

Income (loss) before income taxes	74,218	80,549	77,183	(39,206)	192,744
Provision for income taxes(4)	32,938	34,996	33,188	28,454	129,576

Net income (loss)	$41,280	$45,553	$43,995	$(67,660)	$63,168

Earnings (loss) per common share, basic	$$0.41	$$0.45	$$0.44	$($0.72)	$0.63

Earnings (loss) per common share, diluted	$$0.41	$$0.45	$$0.44	$($0.72)	$0.62

(1)
Non-interest income for the fourth quarter of 2012 includes a loss from the extinguishment of Federal Home Loan Bank advances of $14.2 million. See Note 13.

(2)
Non-interest income for the fourth quarter of 2012 includes a loss from the termination of an interest rate swap of $8.7 million. See Note 15.

(3)
Non-interest income for the fourth quarters of 2012 and 2011 includes gains (losses) from the sale of covered residential loans of $1.5 million and ($14.3) million, respectively, net of the impact of indemnification from the FDIC under the Loss Sharing Agreements. See Note 6.

(4)
Non-interest expense for the first quarter of 2011 includes $110.4 million in equity based compensation recorded at the time of the Company's IPO. This expense was not deductible for income tax purposes and therefore impacted the Company's effective tax rate for the quarter. See Note 17.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit Committee, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2013 annual meeting of stockholders is hereby incorporated by reference.

Item 11.    Executive Compensation

Executive Compensation

        For purposes of Item 402 of Regulation S-K, the "named executive officers" of BankUnited, Inc. for the fiscal year ended December 31, 2012 are John A. Kanas, Chairman, President and Chief Executive Officer; John Bohlsen, Vice Chairman and Chief Lending Officer; Douglas J. Pauls, Chief Financial Officer; Rajinder P. Singh, Chief Operating Officer; and Randy R. Melby, Senior Executive Vice President and Chief Risk Officer at BankUnited.

        Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2013 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plans" in the 2013 Proxy Statement is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain related transactions appearing under the captions "Certain Relationships and Related Person Transactions" and information regarding director independence appearing under the caption "Director Independence" in the 2013 Proxy Statement is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        Information appearing under the captions "Auditor Fees and Services" and "Policy for Approval of Audit and Permitted Non-Audit Services" in the 2013 Proxy Statement is hereby incorporated by reference.

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

BANKUNITED, INC.
Date: February 25, 2013	By:	/s/ JOHN A. KANAS
		Name:	John A. Kanas
		Title:	Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KANAS John A. Kanas	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2013
/s/ DOUGLAS J. PAULS Douglas J. Pauls	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013
/s/ JOHN BOHLSEN John Bohlsen	Vice Chairman, Chief Lending Officer and Director	February 25, 2013
/s/ CHINH E. CHU Chinh E. Chu	Director	February 25, 2013
/s/ SUE M. COBB Ambassador Sue M. Cobb	Director	February 25, 2013
/s/ EUGENE F. DEMARK Eugene F. DeMark	Director	February 25, 2013
/s/ RICHARD S. LEFRAK Richard S. LeFrak	Director	February 25, 2013

Signature	Title	Date

/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 25, 2013
/s/ PIERRE OLIVIER SARKOZY Pierre Olivier Sarkozy	Director	February 25, 2013
/s/ LANCE N. WEST Lance N. West	Director	February 25, 2013
/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Director	February 25, 2013

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1a	Purchase and Assumption Agreement, dated as of May 21, 2009, among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Cables, Florida, the Federal Deposit Insurance Corporation and BankUnited (Single Family Shared-Loss Agreement and Commercial and Other Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively)†	Exhibit 2.1a to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1b
	Addendum to Purchase and Assumption Agreement, dated as of May 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Gables, Florida, BankUnited, and the Federal Deposit Insurance Corporation	Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 of the Company's Annual Report on Form 10-K filed March 31, 2011
3.2	Amended and Restated By-Laws	Exhibit 3.2 of the Company's Annual Report on Form 10-K filed March 31, 2011
3.3	Certificate of Designation, Preferences and Rights of Series A Nonvoting Preferred Stock of BankUnited, Inc., dated February 29, 2012	Exhibit 3.3 to the Registration Statement on Form S-8 of the Company filed February 29, 2012
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.1a
	Amended and Restated Limited Liability Company Agreement of BU Financial Holdings LLC, dated as of May 21, 2009, by and among John A. Kanas, Rajinder P. Singh, John N. DiGiacomo, John Bohlsen and the other parties listed on Schedule A thereto (Schedule A as of January 15, 2011)	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.1b	Joinders to the Amended and Restated Limited Liability Company Agreement	Exhibit 10.1b to the Registration Statement on Form S-1 of the Company filed January 24, 2011
10.2	BankUnited Nonqualified Deferred Compensation Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.4	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.5a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
10.5b
	Amendment No. 1, dated February 29, 2012, to Registration Rights Agreement, dated February 2, 2011, by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.6	Amended and Restated Director Nomination Agreement, dated February 29, 2012, by and among BankUnited, Inc., John A. Kanas and the other parties thereto	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.7
	Transaction Fee Agreement, dated May 21, 2009, among BU Financial Holdings LLC, Blackstone Management Partners L.L.C., Carlyle Investment Management L.L.C., Centerbridge Advisors, LLC and WL Ross & Co. LLC	Exhibit 10.11 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.8	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011
10.9	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed January 24, 2011
10.10	Offer Letter to Randy R. Melby dated September 28, 2009	Exhibit 10.15 to the Registration Statement on Form S-1 of the Company filed January 27, 2011

Exhibit Number	Description	Location
10.11	Heritage Bank, N.A. 2008 Stock Incentive Plan	Exhibit 10.1 to the Registration Statement on Form S-8 of the Company filed February 29, 2012
10.12
	Exchange Agreement, dated February 29, 2012, by and among BankUnited, Inc., Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., Blackstone Family Investment Partnership V L.P., and Blackstone Participation Partnership V, L.P.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.13	Stock Warrant Agreement, dated as of November 24, 2008, by Heritage Bank, N.A. in favor of the parties listed on Exhibit A thereto	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.14	Supplemental Warrant Agreement, dated as of February 29, 2012, by and between BankUnited, Inc. and Heritage Bank, N.A.	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.15a	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited, Inc. and John A. Kanas	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.15b	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited and John A. Kanas	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.16a	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.16b	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited and Rajinder P. Singh	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.17a	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited, Inc. and John Bohlsen	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.17b	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited and John Bohlsen	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed August 31, 2012
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith

Exhibit Number	Description	Location
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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