Form 10-Q
period 2013-03-31
BankUnited, Inc.
filed 2013-05-09
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 6, 2013
Common Stock, $0.01 Par Value	100,470,335 Shares

BankUnited, Inc.

Form 10-Q

For the Quarter Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS

Cash and due from banks:
Non-interest bearing	$51,948	$61,088
Interest bearing	21,206	21,507
Interest bearing deposits at Federal Reserve Bank	384,462	408,827
Federal funds sold	3,563	3,931
Cash and cash equivalents	461,179	495,353
Investment securities available for sale, at fair value (including covered securities of $224,765 and $226,505)	4,279,477	4,172,412
Non-marketable equity securities	134,821	133,060
Loans held for sale	2,407	2,129
Loans (including covered loans of $1,757,162 and $1,864,375)	5,843,841	5,571,739
Allowance for loan and lease losses	(61,023)	(59,121)
Loans, net	5,782,818	5,512,618
FDIC indemnification asset	1,400,915	1,457,570
Bank owned life insurance	205,308	207,069
Other real estate owned (including covered OREO of $68,423 and $76,022)	68,893	76,022
Deferred tax asset, net	54,377	62,274
Goodwill and other intangible assets	69,586	69,768
Other assets	286,149	187,678
Total assets	$12,745,930	$12,375,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$1,364,804	$1,312,779
Interest bearing	563,525	542,561
Savings and money market	4,196,944	4,042,022
Time	2,620,150	2,640,711
Total deposits	8,745,423	8,538,073
Short-term borrowings	1,245	8,175
Federal Home Loan Bank advances	2,016,456	1,916,919
Other liabilities	139,011	106,106
Total liabilities	10,902,135	10,569,273

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 100,453,851 and 95,006,729 shares issued and outstanding	1,005	950
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; 5,415,794 shares of Series A issued and outstanding at December 31, 2012	—	54
Paid-in capital	1,312,518	1,308,315
Retained earnings	439,908	413,385
Accumulated other comprehensive income	90,364	83,976
Total stockholders’ equity	1,843,795	1,806,680
Total liabilities and stockholders’ equity	$12,745,930	$12,375,953

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Interest income:
Loans	$145,091	$136,297
Investment securities available for sale	30,005	33,039
Other	1,279	954
Total interest income	176,375	170,290
Interest expense:
Deposits	14,881	16,960
Borrowings	7,707	15,521
Total interest expense	22,588	32,481
Net interest income before provision for loan losses	153,787	137,809
Provision for loan losses (including $4,800 and $1,600 for covered loans)	11,967	8,767
Net interest income after provision for loan losses	141,820	129,042
Non-interest income:
(Amortization) accretion of FDIC indemnification asset	(2,280)	6,787
Income from resolution of covered assets, net	19,190	7,282
Net gain (loss) on indemnification asset	(11,687)	134
FDIC reimbursement of costs of resolution of covered assets	2,864	6,516
Service charges and fees	3,342	3,055
Gain (loss) on sale of loans, net (including loss related to covered loans of $(772) for the three months ended March 31, 2013)	(586)	256
Gain on sale of investment securities available for sale, net	1,686	16
Mortgage insurance income	271	3,690
Other non-interest income	5,043	8,662
Total non-interest income	17,843	36,398
Non-interest expense:
Employee compensation and benefits	43,075	46,625
Occupancy and equipment	15,042	11,822
Impairment of other real estate owned	1,280	3,547
(Gain) loss on sale of other real estate owned	(1,031)	1,401
Other real estate owned expense	868	2,276
Foreclosure expense	505	2,719
Deposit insurance expense	1,937	1,150
Professional fees	5,422	3,649
Telecommunications and data processing	3,368	3,230
Other non-interest expense	10,043	7,699
Total non-interest expense	80,509	84,118
Income before income taxes	79,154	81,322
Provision for income taxes	30,928	31,050
Net income	48,226	50,272
Preferred stock dividends	—	921
Net income available to common stockholders	$48,226	$49,351
Earnings per common share, basic (see Note 2)	$0.48	$0.49
Earnings per common share, diluted (see Note 2)	$0.47	$0.49
Cash dividends declared per common share	$0.21	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$48,226	$50,272
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gains arising during the period	6,465	24,615
Reclassification adjustment for net securities gains realized in income	(1,036)	(10)
Net change in unrealized gains on securities available for sale	5,429	24,605
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(1,618)	(631)
Reclassification adjustment for net losses realized in income	2,577	2,721
Net change in unrealized losses on derivative instruments	959	2,090
Other comprehensive income	6,388	26,695
Comprehensive income	$54,614	$76,967

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$48,226	$50,272
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion, net	(101,797)	(121,512)
Provision for loan losses	11,967	8,767
Income from resolution of covered assets, net	(19,190)	(7,282)
Net (gain) loss on indemnification asset	11,687	(134)
(Gain) loss on sale of loans, net	586	(256)
Increase in cash surrender value of bank owned life insurance	(612)	(935)
Income from life insurance proceeds	(409)	—
Gain on sale of investment securities available for sale, net	(1,686)	(16)
(Gain) loss on sale of other real estate owned	(1,031)	1,401
Equity based compensation	3,380	10,127
Depreciation and amortization	4,825	3,382
Impairment of other real estate owned	1,280	3,547
Deferred income taxes	3,849	(69,364)
Proceeds from sale of loans held for sale	8,672	11,933
Loans originated for sale, net of repayments	(8,764)	(9,919)
Realized tax (benefits) deficiency from dividend equivalents and equity based compensation	66	(118)
Gain on acquisition	—	(5,288)
Other:
Increase in other assets	(13,572)	(2,478)
Increase in other liabilities	5,166	30,252
Net cash used in operating activities	(47,357)	(97,621)

Cash flows from investing activities:
Net cash paid in business combination	—	(1,626)
Purchase of investment securities available for sale	(389,836)	(427,178)
Proceeds from repayments of investment securities available for sale	172,694	135,802
Proceeds from sale of investment securities available for sale	68,019	5,847
Maturities and calls of investment securities available for sale	—	4,250
Purchase of non-marketable equity securities	(7,511)	(26,700)
Proceeds from redemption of non-marketable equity securities	5,750	—
Purchases of loans	(227,366)	(165,908)
Loan originations, repayments and resolutions, net	26,983	(25,670)
Proceeds from sale of loans, net	16,731	—
Decrease in FDIC indemnification asset for claims filed	42,688	269,560
Bank owned life insurance proceeds	2,782	—
Purchase of premises and equipment, net	(6,595)	(8,462)
Acquisition of equipment under operating lease	(32,950)	—
Proceeds from sale of premises and equipment	1,300	—
Proceeds from sale of other real estate owned	31,673	56,021
Net cash used in investing activities	(295,638)	(184,064)

		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	207,373	285,490
Additions to Federal Home Loan Bank advances	1,295,000	230,000
Repayments of Federal Home Loan Bank advances	(1,195,000)	(230,000)
Increase (decrease) in short-term borrowings	(6,930)	10,993
Increase in advances from borrowers for taxes and insurance	7,554	8,169
Dividends paid	—	(14,888)
Realized tax benefits (deficiency) from dividend equivalents and equity based compensation	(66)	118
Exercise of stock options	890	122
Net cash provided by financing activities	308,821	290,004
Net increase (decrease) in cash and cash equivalents	(34,174)	8,319
Cash and cash equivalents, beginning of period	495,353	303,742
Cash and cash equivalents, end of period	$461,179	$312,061

Supplemental disclosure of cash flow information:
Interest paid	$23,958	$37,895
Income taxes paid	$39,030	$73,095

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$24,793	$44,182
Dividends declared, not paid	$21,703	$17,542
Unsettled securities trades	$51,297	$—
Conversion of Series A preferred stock to common stock	$54	$—
Exchange of common stock for Series A preferred stock	$—	$54
Equity consideration issued in business combination	$—	$39,861

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680
Comprehensive income	—	—	—	—	—	48,226	6,388	54,614
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—	—	—
Dividends	—	—	—	—	—	(21,703)	—	(21,703)
Equity based compensation	—	—	—	—	3,380	—	—	3,380
Forfeiture of unvested shares	(13,380)	—	—	—	—	—	—	—
Exercise of stock options	44,708	1	—	—	889	—	—	890
Tax deficiency from dividend equivalents and equity based compensation	—	—	—	—	(66)	—	—	(66)
Balance at March 31, 2013	100,453,851	$1,005	—	$—	$1,312,518	$439,908	$90,364	$1,843,795

Balance at December 31, 2011	97,700,829	$977	—	$—	$1,240,068	$276,216	$18,019	$1,535,280
Comprehensive income	—	—	—	—	—	50,272	26,695	76,967
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in acquisition	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(17,542)	—	(17,542)
Equity based compensation	27,250	—	—	—	10,127	—	—	10,127
Forfeiture of unvested shares	(16,433)	—	—	—	—	—	—	—
Exercise of stock options	10,416	—	—	—	122	—	—	122
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	118	—	—	118
Balance at March 31, 2012	93,982,328	$940	5,415,794	$54	$1,290,279	$308,946	$44,714	$1,644,933

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

Note 1   Basis of Presentation and Summary of Significant Accounting Policies

BankUnited, Inc. (“BankUnited, Inc.” or “BKU”) is a national bank holding company with two wholly-owned subsidiaries: BankUnited, National Association (“BankUnited” or the “Bank”)  and BankUnited Investment Services, Inc. (“BUIS”), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 97 branches located in 15 Florida counties and 2 branches located in the New York metropolitan area as of March 31, 2013. BUIS is a Florida insurance agency providing wealth management and financial planning services. The operations of BUIS have not historically been significant to the consolidated results of operations or financial position of the Company. We intend to discontinue the operations of BUIS in May 2013.

On February 29, 2012, BKU completed the acquisition of Herald National Bank (“Herald”), a national banking association located in the New York metropolitan area.  In March 2013, Herald was merged into BankUnited.

On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation (“FDIC”) in a transaction referred to as the “FSB Acquisition.” Neither the Company nor the Bank had any substantive operations prior to May 21, 2009. In connection with the FSB Acquisition, BankUnited entered into Loss Sharing Agreements with the FDIC (“Loss Sharing Agreements”) that cover single family residential mortgage loans, commercial real estate, commercial and industrial and consumer loans, certain investment securities and other real estate owned (“OREO”), collectively referred to as the “covered assets.” Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected in future periods.

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

Significant estimates include the allowance for loan and lease losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the fair values of investment securities and other financial instruments and the valuation of OREO. Management has used information provided by third party valuation specialists to assist in the determination of the fair values of investment securities and OREO.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities. This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. Accounting Standards Update 2013-01 clarifies certain of the provisions of Accounting Standards Update 2011-11. The Company adopted this update in the quarter ended March 31, 2013. The adopted update resulted in revised disclosures in the Company’s financial statements, but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued Accounting Standards Update No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be recognized over the shorter of the expected lives of the related assets or the contractual term of the indemnification agreement. The requirements of the update are consistent with the Company’s existing accounting policy; therefore, adoption of this update in the quarter ended March 31, 2013 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The Company adopted this update in the quarter ended March 31, 2013. The adopted update resulted in revised disclosures in the Company’s financial statements, but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2   Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented below (in thousands except share and per share data):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	Three Months Ended March 31,
	2013	2012
Basic earnings per common share:
Numerator:
Net income	$48,226	$50,272
Preferred stock dividends	—	(921)
Net income available to common stockholders	48,226	49,351
Distributed and undistributed earnings allocated to participating securities	(3,019)	(3,261)
Income allocated to common stockholders for basic earnings per common share	$45,207	$46,090
Denominator:
Weighted average common shares outstanding	96,121,473	96,386,890
Less average unvested stock awards	(1,166,706)	(1,641,200)
Weighted average shares for basic earnings per common share	94,954,767	94,745,690
Basic earnings per common share	$0.48	$0.49
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$45,207	$46,090
Adjustment for earnings reallocated from participating securities	1,109	4
Income used in calculating diluted earnings per common share	$46,316	$46,094
Denominator:
Average shares for basic earnings per common share	94,954,767	94,745,690
Dilutive effect of stock options and preferred shares	4,526,162	166,030
Weighted average shares for diluted earnings per common share	99,480,929	94,911,720
Diluted earnings per common share	$0.47	$0.49

The following potentially dilutive securities were outstanding but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive:

	March 31,
	2013	2012
Unvested shares	1,175,011	1,588,576
Stock options and warrants	6,569,128	6,986,454
Convertible preferred shares	—	5,415,794

Note 3   Investment Securities Available for Sale

Investment securities available for sale consisted of the following at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	March 31, 2013
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,567,919	$59,389	$—	$1,627,308
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,343	1,733	—	60,076
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	527,110	10,911	—	538,021
Private label residential mortgage-backed securities and CMOs	138,275	60,116	(52)	198,339	202,806	3,335	(257)	205,884
Private label commercial mortgage-backed securities	—	—	—	—	495,695	17,430	(739)	512,386
Collateralized loan obligations	—	—	—	—	373,733	1,617	—	375,350
Non-mortgage asset-backed securities	—	—	—	—	224,782	8,010	(131)	232,661
Mutual funds and preferred stocks	16,382	3,277	(528)	19,131	125,118	7,770	(5)	132,883
State and municipal obligations	—	—	—	—	25,379	295	(13)	25,661
Small Business Administration securities	—	—	—	—	326,664	17,818	—	344,482
Other debt securities	3,509	3,786	—	7,295	—	—	—	—
	$158,166	$67,179	$(580)	$224,765	$3,927,549	$128,308	$(1,145)	$4,054,712

	December 31, 2012
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725
	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907

At March 31, 2013, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$640,992	$681,294
Due after one year through five years	1,911,409	1,995,849
Due after five years through ten years	1,148,112	1,191,082
Due after ten years	243,702	259,238
Mutual funds and preferred stocks with no stated maturity	141,500	152,014
	$4,085,715	$4,279,477

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2013 was 4.2 years. The effective duration of the investment portfolio as of March 31, 2013 was 1.9 years. The model results are based on assumptions that may differ from actual results.

The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $0.9 billion at March 31, 2013 and December 31, 2012.

The following table provides information about gains and losses on the sale of investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012

Proceeds from sale of investment securities available for sale	$119,316	$5,847

Gross realized gains	$1,689	$19
Gross realized losses	(3)	(3)
Net realized gain	$1,686	$16

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions, at the dates indicated (in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Private label residential mortgage-backed securities and CMOs	$22,790	$(258)	$1,366	$(51)	$24,156	$(309)
Private label commercial mortgage-backed securities	93,800	(739)	—	—	93,800	(739)
Non-mortgage asset-backed securities	—	—	8,541	(131)	8,541	(131)
Mutual funds and preferred stocks	1,982	(5)	14,915	(528)	16,897	(533)
State and municipal obligations	1,567	(13)	—	—	1,567	(13)
	$120,139	$(1,015)	$24,822	$(710)	$144,961	$(1,725)

	December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and Government agency securities	$5,000	$(1)	$—	$—	$5,000	$(1)
Re-Remics	42,018	(16)	8,833	(74)	50,851	(90)
Private label residential mortgage-backed securities and CMOs	53,537	(185)	6,080	(201)	59,617	(386)
Non-mortgage asset-backed securities	—	—	10,566	(117)	10,566	(117)
Mutual funds and preferred stocks	—	—	15,082	(361)	15,082	(361)
State and municipal obligations	2,902	(23)	—	—	2,902	(23)
	$103,457	$(225)	$40,561	$(753)	$144,018	$(978)

The Company monitors its investment securities available for sale for other-than-temporary impairment (“OTTI”) on an individual security basis. No securities were determined to be other than temporarily impaired during the three months ended March 31, 2013 and 2012. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2013, 15 securities were in unrealized loss positions. The amount of impairment related to five of these securities was considered insignificant, totaling approximately $9.8 thousand, and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

Private label residential mortgage-backed securities and CMOs:

At March 31, 2013, four private label residential mortgage-backed securities were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses related to any of these securities as of March 31, 2013.  Three of the securities had been in unrealized loss positions for five months or less and evidenced unrealized losses less than 2% of amortized cost; the remaining security had been in an unrealized loss position for 21 months and evidenced an unrealized loss of approximately 5% of amortized cost.  The market for this security is very thin and the market price is adversely affected by lack of liquidity.  This bond is considered an odd lot which can be detrimental to potential bids for the security. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Private label commercial mortgage backed securities:

At March 31, 2013, two private label commercial mortgage backed securities were in unrealized loss positions.  These securities had been in unrealized loss positions for three months or less and the amount of impairment was less than 2% of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairment is considered to be temporary.

Non-mortgage asset-backed securities:

At March 31, 2013, two non-mortgage asset-backed securities were in unrealized loss positions.  These securities had been in unrealized loss positions for 24 months and the amount of impairment of each of the individual securities was less than 2% of amortized cost. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this evaluation were not indicative of credit losses related to these securities as of March 31, 2013.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Mutual funds:

At March 31, 2013, one mutual fund investment was in an unrealized loss position and had been in a continuous unrealized loss position for 31 months. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government. The unrealized loss related to this security was approximately 3% of its cost basis. Given the limited severity, the impairment was considered to be temporary.

State and municipal obligations:

At March 31, 2013, one municipal security was in an unrealized loss position and had been in a continuous unrealized loss position for eight months.  The unrealized loss related to this security was approximately 2% of its cost basis. Given the limited duration and severity, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

Note 4   Loans and Allowance for Loan and Lease Losses

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

Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,234,978	$88,677	$—	$1,070,402	$2,394,057	41.0%
Home equity loans and lines of credit	50,229	151,331	—	1,643	203,203	3.5%
	1,285,207	240,008	—	1,072,045	2,597,260	44.5%
Commercial:
Multi-family	46,478	690	—	307,198	354,366	6.0%
Commercial real estate	162,791	1,188	4,042	941,734	1,109,755	19.0%
Construction and land	15,802	820	—	77,728	94,350	1.6%
Commercial and industrial	12,517	7,015	—	1,388,343	1,407,875	24.0%
Lease financing	—	—	—	231,448	231,448	4.0%
	237,588	9,713	4,042	2,946,451	3,197,794	54.6%
Consumer	1,953	—	—	48,669	50,622	0.9%
Total loans	1,524,748	249,721	4,042	4,067,165	5,845,676	100.0%
Premiums, discounts and deferred fees and costs, net	—	(17,307)	—	15,472	(1,835)
Loans net of premiums, discounts, deferred fees and costs	1,524,748	232,414	4,042	4,082,637	5,843,841
Allowance for loan and lease losses	(4,790)	(15,919)	—	(40,314)	(61,023)
Loans, net	$1,519,958	$216,495	$4,042	$4,042,323	$5,782,818

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	December 31, 2012
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

At March 31, 2013 and December 31, 2012, the unpaid principal balance (“UPB”) of ACI loans was $4.0 billion and $4.2 billion, respectively.

During the three months ended March 31, 2013 and 2012, the Company purchased 1-4 single family residential loans totaling $227.4 million and $165.9 million, respectively.

At March 31, 2013, the Company had pledged real estate loans with UPB of approximately $4.8 billion and carrying amounts of approximately $2.8 billion as security for FHLB advances.

During the three months ended March 31, 2013, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

Unpaid principal balance of loans sold	$32,258

Cash proceeds, net of transaction costs	$16,731
Carrying value of loans sold	7,265
Net pre-tax impact on earnings, excluding gain on indemnification asset	$9,466

Loss on sale of covered loans	$(772)
Proceeds recorded in interest income	10,238
$9,466

Gain on indemnification asset	$1,216

The Company did not sell any covered loans during the three months ended March 31, 2012.

For the three months ended March 31, 2013, loans with UPB of $20.0 million were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool were recorded in interest income. The loss on the sale of loans from the remaining pools was recorded in “Gain (loss) on sale of loans, net” in the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

accompanying consolidated statements of income. These losses were mitigated by increases in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net gain (loss) on indemnification asset.” Reimbursements from the FDIC under the terms of the Loss Sharing Agreements are calculated based on UPB rather than on the carrying value of the loans; therefore the amount of gain on indemnification asset reflected in the table above also includes amounts reimbursable from the FDIC related to loans sold from the pool with a zero carrying value.

Allowance for loan and lease losses

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2013				March 31, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$19,164	$39,543	$414	$59,121	$10,175	$38,176	$51	$48,402
Provision for (recovery of) loan losses:
ACI loans	—	(1,403)	—	(1,403)	—	(1,011)	—	(1,011)
Non-ACI loans	7,164	(961)	—	6,203	3,790	(1,179)	—	2,611
New loans	(5,727)	12,771	123	7,167	1,242	5,934	(9)	7,167
Total provision	1,437	10,407	123	11,967	5,032	3,744	(9)	8,767
Charge-offs:
ACI loans	—	(1,826)	—	(1,826)	—	(730)	—	(730)
Non-ACI loans	(1,000)	(105)	—	(1,105)	(503)	(103)	—	(606)
New loans	—	(8,194)	(20)	(8,214)	—	(583)	—	(583)
Total charge-offs	(1,000)	(10,125)	(20)	(11,145)	(503)	(1,416)	—	(1,919)
Recoveries:
Non-ACI loans	11	936	—	947	2	1,166	—	1,168
New loans	—	113	20	133	—	55	1	56
Total recoveries	11	1,049	20	1,080	2	1,221	1	1,224
Ending balance	$19,612	$40,874	$537	$61,023	$14,706	$41,725	$43	$56,474

The impact of provisions for (recoveries of) losses on covered loans is significantly mitigated by increases (decreases) in the FDIC indemnification asset, recorded in the consolidated statement of income line item “Net gain (loss) on indemnification asset.” Increases in the FDIC indemnification asset of $3.7 million and $1.6 million were reflected in non-interest income for the three months ended March 31, 2013 and 2012, respectively, related to the provision for loan losses on covered loans, including both ACI and non-ACI loans.

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	March 31, 2013				December 31, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$19,612	$40,874	$537	$61,023	$19,164	$39,543	$414	$59,121
Ending balance: non-ACI and new loans individually evaluated for impairment	$940	$6,609	$—	$7,549	$984	$1,533	$—	$2,517
Ending balance: non-ACI and new loans collectively evaluated for impairment	$18,672	$29,475	$537	$48,684	$18,180	$29,991	$414	$48,585
Ending balance: ACI	$—	$4,790	$—	$4,790	$—	$8,019	$—	$8,019
Ending balance: non-ACI	$15,246	$673	$—	$15,919	$9,071	$803	$—	$9,874
Ending balance: new loans	$4,366	$35,411	$537	$40,314	$10,093	$30,721	$414	$41,228
Loans:
Ending balance (1)	$2,597,260	$3,197,794	$50,622	$5,845,676	$2,526,404	$3,015,942	$35,765	$5,578,111
Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$6,225	$25,776	$—	$32,001	$5,302	$24,698	$—	$30,000
Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$1,305,828	$2,930,388	$48,669	$4,284,885	$1,168,494	$2,724,605	$33,526	$3,926,625
Ending balance: ACI loans	$1,285,207	$241,630	$1,953	$1,528,790	$1,352,608	$266,639	$2,239	$1,621,486

(1) Ending balance of loans is before premiums, discounts, deferred fees and costs.

Credit quality information - New and non-ACI loans

Commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $500,000 as well as loans that have been modified in troubled debt restructurings (“TDRs”) are individually evaluated for impairment.  The tables below present information about new and non-ACI loans individually evaluated for impairment and identified as impaired at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
New loans:
With no specific allowance recorded:
Multi-family	$—	$—	$—	$3,649	$3,649	$—
Commercial real estate	1,534	1,534	—	1,564	1,564	—
Commercial and industrial	8,530	8,535	—	9,858	9,860	—
With a specific allowance recorded:
Commercial and industrial	11,861	11,867	5,891	4,377	4,381	649
Lease financing	1,511	1,511	718	1,677	1,677	884
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	23,436	23,447	6,609	21,125	21,131	1,533
	$23,436	$23,447	$6,609	$21,125	$21,131	$1,533
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$255	$303	$—	$375	$446	$—
Home equity loans and lines of credit	1,074	1,094	—	176	179	—
Commercial real estate	—	—	—	59	59	—
Commercial and industrial	2,327	2,329	—	3,506	3,508	—
With a specific allowance recorded:
1-4 single family residential	3,700	4,403	927	3,577	4,252	970
Home equity loans and lines of credit	417	425	13	417	425	14
Total:
Residential	$5,446	$6,225	$940	$4,545	$5,302	$984
Commercial	2,327	2,329	—	3,565	3,567	—
	$7,773	$8,554	$940	$8,110	$8,869	$984

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

The following table presents the average recorded investment in impaired new and non-ACI loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013		2012
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$—	$3,954	$—	$1,509
Home equity loans and lines of credit	—	1,042	—	—
	—	4,996	—	1,509
Commercial:
Multi-family	1,825	—	1,844	—
Commercial real estate	1,549	30	—	275
Construction and land	—	—	332	2,685
Commercial and industrial	17,313	2,917	4,002	2,496
Lease financing	1,594	—	—	—
	22,281	2,947	6,178	5,456
	$22,281	$7,943	$6,178	$6,965

The following table presents the carrying amount of new and non-ACI loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2013		December 31, 2012
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$92	$2,174	$155	$2,678
Home equity loans and lines of credit	—	9,447	—	9,767
	92	11,621	155	12,445
Commercial:
Commercial real estate	1,587	57	1,619	59
Construction and land	269	—	278	—
Commercial and industrial	19,203	3,309	11,907	4,530
Lease financing	1,548	—	1,719	—
	22,607	3,366	15,523	4,589
Consumer	45	—	—	—
	$22,744	$14,987	$15,678	$17,034

New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.7 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively.  The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.

The following tables summarize new and non-ACI loans that were modified in TDRs during the periods indicated, as well as new and non-ACI loans modified during the twelve months preceding March 31, 2013 and 2012, that experienced payment defaults during the periods indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	Three Months Ended March 31,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Multi-family	—	$—	—	$—	1	$3,688	—	$—
Commercial and industrial	1	533	2	677	1	245	—	—
	1	$533	2	$677	2	$3,933	—	$—
Non-ACI loans:
1-4 single family residential	2	$330	1	$159	—	$—	—	$—
Home equity loans and lines of credit	1	898	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	1	189
Commercial and industrial	—	—	—	—	—	—	1	42
	3	$1,228	1	$159	—	$—	2	$231

Modifications during the three months ended March 31, 2013 and 2012 included restructuring of the amount and timing of required periodic payments, modifications of interest rates, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at March 31, 2013 and 2012.

Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. Original loan to value ratio (“LTV”) and original FICO score are also important indicators of credit quality for the new 1-4 single family residential portfolio.

Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALLL.  Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $750,000 are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

The following tables summarize key indicators of credit quality for the Company’s new and non-ACI loans at the dates indicated. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

Residential credit exposure, based on delinquency status:

	March 31, 2013		December 31, 2012
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$1,081,813	$1,643	$927,859	$1,811
Past due less than 90 days	6,991	—	7,619	143
Past due 90 days or more	311	—	193	—
	$1,089,115	$1,643	$935,671	$1,954
Non-ACI loans:
Current	$70,006	$135,547	$71,096	$140,975
Past due less than 90 days	2,558	3,329	5,057	4,005
Past due 90 days or more	1,944	9,696	2,431	9,767
	$74,508	$148,572	$78,584	$154,747

1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	March 31, 2013				December 31, 2012
	FICO				FICO
LTV	740 or less	741 - 760	761 or greater	Total	740 or less	741 - 760	761 or greater	Total
60% or less	$60,684	$42,537	$251,726	$354,947	$62,433	$35,761	$217,249	$315,443
60% - 70%	38,079	51,210	199,087	288,376	29,138	41,863	159,068	230,069
70% - 80%	58,179	60,353	295,733	414,265	55,319	54,367	256,605	366,291
80% or more	23,726	1,949	5,852	31,527	18,327	1,200	4,341	23,868
	$180,668	$156,049	$752,398	$1,089,115	$165,217	$133,191	$637,263	$935,671

Consumer credit exposure, based on delinquency status:

	March 31, 2013	December 31, 2012
New loans:
Current	$50,059	$33,488
Past due less than 90 days	7	54
Past due 90 days or more	38	—
	$50,104	$33,542

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

Commercial credit exposure, based on internal risk rating:

	March 31, 2013
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$302,401	$930,788	$77,140	$1,330,783	$231,586	$2,872,698
Special mention	3,103	2,147	—	14,838	—	20,088
Substandard	1,122	7,169	269	37,807	1,548	47,915
Doubtful	—	53	—	1,021	—	1,074
	$306,626	$940,157	$77,409	$1,384,449	$233,134	$2,941,775
Non-ACI loans:
Pass	$687	$1,131	$770	$3,341	$—	$5,929
Substandard	—	57	—	2,723	—	2,780
Doubtful	—	—	—	625	—	625
	$687	$1,188	$770	$6,689	$—	$9,334

	December 31, 2012
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$299,303	$789,017	$71,724	$1,274,595	$226,022	$2,660,661
Special mention	3,110	—	—	18,249	—	21,359
Substandard	4,068	4,033	278	38,837	1,719	48,935
Doubtful	—	55	—	1,100	—	1,155
	$306,481	$793,105	$72,002	$1,332,781	$227,741	$2,732,110
Non-ACI loans:
Pass	$703	$851	$775	$6,674	$—	$9,003
Substandard	9	59	—	3,882	—	3,950
Doubtful	—	—	—	692	—	692
	$712	$910	$775	$11,248	$—	$13,645

The following table presents an aging of loans in the new and non-ACI portfolios at the dates indicated. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	March 31, 2013					December 31, 2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$1,081,813	$6,829	$162	$311	$1,089,115	$927,859	$7,458	$161	$193	$935,671
Home equity loans and lines of credit	1,643	—	—	—	1,643	1,811	143	—	—	1,954
Multi-family	306,626	—	—	—	306,626	306,481	—	—	—	306,481
Commercial real estate	938,699	972	486	—	940,157	793,105	—	—	—	793,105
Construction and land	77,409	—	—	—	77,409	72,002	—	—	—	72,002
Commercial and industrial	1,366,096	12,023	535	5,795	1,384,449	1,322,937	7,147	192	2,505	1,332,781
Lease financing	233,134	—	—	—	233,134	227,741	—	—	—	227,741
Consumer	50,059	—	7	38	50,104	33,488	9	45	—	33,542
	$4,055,479	$19,824	$1,190	$6,144	$4,082,637	$3,685,424	$14,757	$398	$2,698	$3,703,277

Non-ACI loans:
1-4 single family residential	$70,006	$2,213	$345	$1,944	$74,508	$71,096	$4,448	$609	$2,431	$78,584
Home equity loans and lines of credit	135,547	2,942	387	9,696	148,572	140,975	2,170	1,835	9,767	154,747
Multi-family	687	—	—	—	687	712	—	—	—	712
Commercial real estate	1,188	—	—	—	1,188	910	—	—	—	910
Construction and land	770	—	—	—	770	775	—	—	—	775
Commercial and industrial	3,804	61	—	2,824	6,689	7,164	27	12	4,045	11,248
	$212,002	$5,216	$732	$14,464	$232,414	$221,632	$6,645	$2,456	$16,243	$246,976

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed carrying value. Changes in the accretable yield on ACI loans for the three months ended March 31, 2013 and the year ended December 31, 2012 were as follows (in thousands):

Balance, December 31, 2011	$1,523,615
Reclassifications from non-accretable difference	206,934
Accretion	(444,483)
Balance, December 31, 2012	1,286,066
Reclassifications from non-accretable difference	69,903
Accretion	(104,199)
Balance, March 31, 2013	$1,251,770

Accretable yield at March 31, 2013 included expected cash flows of $92.2 million from a pool of 1-4 single family residential loans whose carrying value had been reduced to zero.  The UPB of loans remaining in this pool was $178.0 million at March 31, 2013.

Credit quality information — ACI loans

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

The tables below set forth at the dates indicated, the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

ACI loans not accounted for in pools that have been modified in TDRs, and the related allowance amounts (in thousands):

	March 31, 2013			December 31, 2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate	$930	$1,225	$—	$104	$171	$—
Construction and land	530	649	—	512	669	—
Commercial and industrial	188	188	—	188	188	—
With a specific allowance recorded:
Multi-family	7,734	9,561	352	6,626	7,043	504
Commercial real estate	34,752	43,215	3,116	23,696	27,357	5,400
Construction and land	5,383	6,633	358	4,874	6,567	350
Commercial and industrial	6,180	6,641	964	7,580	7,959	1,765
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	55,697	68,112	4,790	43,580	49,954	8,019
	$55,697	$68,112	$4,790	$43,580	$49,954	$8,019

The following table presents the average recorded investment in impaired ACI loans or pools for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Commercial:
Multi-family	$7,180	$15,505
Commercial real estate	29,741	50,105
Construction and land	5,650	17,510
Commercial and industrial	7,068	15,682
	$49,639	$98,802

The following table summarizes ACI loans that were modified in TDRs during the periods indicated, as well as ACI loans modified during the twelve months preceding March 31, 2013 and 2012, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$1,229	1	$92	—	$—	1	$185
Construction and land	—	—	—	—	—	—	1	463
Commercial and industrial	1	168	1	188	—	—	—	—
	4	$1,397	2	$280	—	$—	2	$648

Modifications during the three months ended March 31, 2013 included extensions of maturity and modifications of interest rates. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

The following tables summarize key indicators of credit quality for the Company’s ACI loans at the dates indicated (in thousands):

Residential credit exposure, based on delinquency status:

	March 31, 2013		December 31, 2012
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$1,061,639	$41,265	$1,093,363	$43,226
Past due less than 90 days	50,591	1,881	63,435	1,818
Past due 90 days or more	122,748	7,083	143,311	7,455
	$1,234,978	$50,229	$1,300,109	$52,499

Consumer credit exposure, based on delinquency status:

	March 31,	December 31,
	2013	2012
Current	$1,913	$2,190
Past due less than 90 days	2	17
Past due 90 days or more	38	32
	$1,953	$2,239

Commercial credit exposure, based on internal risk rating:

	March 31, 2013
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total
Pass	$33,037	$107,577	$7,039	$6,327	$153,980
Special mention	409	4,181	—	—	4,590
Substandard	13,032	54,770	8,763	5,973	82,538
Doubtful	—	305	—	217	522
	$46,478	$166,833	$15,802	$12,517	$241,630

	December 31, 2012
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total
Pass	$36,068	$118,397	$6,937	$6,183	$167,585
Special mention	381	4,615	—	—	4,996
Substandard	19,699	54,794	11,127	8,198	93,818
Doubtful	—	13	—	227	240
	$56,148	$177,819	$18,064	$14,608	$266,639

The following table presents an aging of loans in the ACI portfolio at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	March 31, 2013					December 31, 2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1-4 single family residential	$1,061,639	$39,060	$11,531	$122,748	$1,234,978	$1,093,363	$47,529	$15,906	$143,311	$1,300,109
Home equity loans and lines of credit	41,265	1,423	458	7,083	50,229	43,226	1,254	564	7,455	52,499
Multi-family	41,625	2,317	—	2,536	46,478	47,474	45	—	8,629	56,148
Commercial real estate	161,026	1,939	68	3,800	166,833	171,908	2,075	447	3,389	177,819
Construction and land	8,877	—	—	6,925	15,802	9,257	—	—	8,807	18,064
Commercial and industrial	9,282	—	33	3,202	12,517	7,762	1,951	17	4,878	14,608
Consumer	1,913	2	—	38	1,953	2,190	10	7	32	2,239
	$1,325,627	$44,741	$12,090	$146,332	$1,528,790	$1,375,180	$52,864	$16,941	$176,501	$1,621,486

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $129.8 million and $150.8 million at March 31, 2013 and December 31, 2012, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $16.5 million and $25.7 million at March 31, 2013 and December 31, 2012, respectively.

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

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	Three Months Ended March 31, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(4,800)	$3,743	$(1,057)
Income from resolution of covered assets, net	19,190	(16,844)	2,346
Net loss on sale of covered loans	(772)	1,216	444
Gain on sale of OREO	1,031	(825)	206
Impairment of OREO	(1,280)	1,023	(257)
	$13,369	$(11,687)	$1,682

	Three Months Ended March 31, 2012
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,600)	$1,595	$(5)
Income from resolution of covered assets, net	7,282	(5,450)	1,832
Loss on sale of OREO	(1,401)	1,152	(249)
Impairment of OREO	(3,547)	2,837	(710)
	$734	$134	$868

Changes in the FDIC indemnification asset for the three months ended March 31, 2013 and for the year ended December 31, 2012, were as follows (in thousands):

Balance, December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)
Balance, December 31, 2012	1,457,570
Amortization	(2,280)
Reduction for claims filed	(42,688)
Net loss on indemnification asset	(11,687)
Balance, March 31, 2013	$1,400,915

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three months ended March 31, 2013 and 2012, non-interest expense includes approximately $1.4 million and $5.0 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $2.9 million and $6.5 million, respectively, were submitted to the FDIC for reimbursement. As of March 31, 2013, $14.7 million of expenses remained to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 6   Income Taxes

The Company’s effective income tax rate of 39.1% for the three months ended March 31, 2013 differed from the statutory federal income tax rate primarily due to the impact of state income taxes.  For the three months ended March 31, 2012, the effective income tax rate of 38.2% differed from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible equity based compensation expense and a nontaxable gain on the acquisition of Herald.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

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

The Company also enters into interest rate derivative contracts with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2013 and 2012 was not material.

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. At March 31, 2013, the Company was in a net liability position with respect to these agreements and was therefore not holding any collateral. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2013
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	2.6	$225,000	Other liabilities	$—	$(14,571)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	1.93%	3-Month Libor	5.0	930,000	Other assets / Other liabilities	42	(36,390)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.21%	Indexed to 1-month Libor	4.9	117,718	Other liabilities	—	(4,852)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.21%	4.9	117,718	Other assets	4,852	—
					$1,390,436		$4,894	$(55,813)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	December 31, 2012
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

The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(4,196)	$(4,430)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—

During the three months ended March 31, 2013 and 2012, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2013, the amount expected to be reclassified from AOCI into income during the next twelve months was $19.9 million.

Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds, upon the initiation of other defined regulatory actions or upon suspension or withdrawal of the Bank’s credit rating. Currently, there are no circumstances that would trigger these provisions of the agreements. Information on interest rate swaps subject to master netting agreements is as follows for the dates indicated:

	March 31, 2013
				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$43	$—	$43	$(43)	$—	$—
Derivative liabilities	(55,811)	—	(55,811)	43	55,768	—
	$(55,768)	$—	$(55,768)	$—	$55,768	$—

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount

Derivative liabilities	$(55,712)	$—	$(55,712)	$—	$55,712	$—
	$(55,712)	$—	$(55,712)	$—	$55,712	$—

The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.

At March 31, 2013, investment securities available for sale with a carrying amount of $66.6 million and cash on deposit of $11.0 million were pledged as collateral for these interest rate swaps. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at March 31, 2013.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $12.1 million and $8.0 million at March 31, 2013 and December 31, 2012, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $2.4 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at March 31, 2013 and December 31, 2012.

Note 8   Stockholders’ Equity

In February, 2012, the Company created a series of 5,416,000 shares of preferred stock designated “Series A Nonvoting Convertible Preferred Stock”, par value $0.01 per share.  The preferred stock ranked pari passu with the Company’s common stock with respect to the payment of dividends or distributions and had a liquidation preference of $0.01 per share. In March 2013, each share of preferred stock outstanding was converted into one share of common stock. Following the conversion, the preferred stock resumed the status of authorized and unissued preferred stock, undesignated as to series and available for future issuance.

Accumulated Other Comprehensive Income

Changes in AOCI for the periods indicated are summarized as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	Three Months Ended March 31, 2013
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$10,560	$(4,095)	$6,465
Amounts reclassified to gain on sale of investment securities available for sale, net	(1,686)	650	(1,036)
Net change in unrealized gains on securities available for sale	8,874	(3,445)	5,429
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(2,634)	1,016	(1,618)
Amounts reclassified to interest expense on deposits	1,241	(479)	762
Amounts reclassified to interest expense on borrowings	2,955	(1,140)	1,815
Net change in unrealized losses on derivative instruments	1,562	(603)	959
Other comprehensive income	$10,436	$(4,048)	$6,388

	Three Months Ended March 31, 2012
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$40,073	$(15,458)	$24,615
Amounts reclassified to gain on sale of investment securities available for sale, net	(16)	6	(10)
Net change in unrealized gains on securities available for sale	40,057	(15,452)	24,605
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(1,027)	396	(631)
Amounts reclassified to interest expense on deposits	1,214	(468)	746
Amounts reclassified to interest expense on borrowings	3,216	(1,241)	1,975
Net change in unrealized losses on derivative instruments	3,403	(1,313)	2,090
Other comprehensive income	$43,460	$(16,765)	$26,695

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on	Unrealized Losses
	Investment Securities	on Derivative
	Available for Sale	Instruments	Total

Balance, December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive income	5,429	959	6,388
Balance, March 31, 2013	$119,028	$(28,664)	$90,364

Balance, December 31, 2011	$55,172	$(37,153)	$18,019
Other comprehensive income	24,605	2,090	26,695
Balance, March 31, 2012	$79,777	$(35,063)	$44,714

Note 9   Fair Value Measurements

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

March 31, 2013

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

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,627,308	$—	$1,627,308
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	60,076	—	60,076
Re-Remics	—	538,021	—	538,021
Private label residential mortgage-backed securities and CMOs	—	169,018	235,205	404,223
Private label commercial mortgage-backed securities	—	512,386	—	512,386
Collateralized loan obligations	—	375,350	—	375,350
Non-mortgage asset-backed securities	—	232,661	—	232,661
Mutual funds and preferred stocks	151,264	750	—	152,014
State and municipal obligations	—	25,661	—	25,661
Small Business Administration securities	—	344,482	—	344,482
Other debt securities	—	3,180	4,115	7,295
Derivative assets	—	4,894	18	4,912
Total assets at fair value	$151,264	$3,893,787	$239,338	$4,284,389
Derivative liabilities	—	55,813	22	55,835
Total liabilities at fair value	$—	$55,813	$22	$55,835

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	December 31, 2012
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

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2013 and 2012.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

	Three Months Ended March 31, 2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities

Balance at beginning of period	$243,058	$4,173	$—	$(29)
Gains for the period included in:
Net income	—	—	18	7
Other comprehensive income	2,020	176	—	—
Premium and discount (amortization) accretion	2,386	15	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(12,259)	(249)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$235,205	$4,115	$18	$(22)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

	Three Months Ended March 31, 2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivatives

Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains (losses) for the period included in:
Net income	—	—	—	(37)
Other comprehensive income	8,072	328	162	—
Premium and discount (amortization) accretion	1,266	101	15	—
Purchases or issuances	73,308	—	—	—
Sales	—	—	—	—
Settlements	(25,916)	(2,289)	(21)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$444,417	$78,010	$3,315	$(37)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest expense.”

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy (dollars in thousands):

	Fair Value at	Valuation	Unobservable	Range (Weighted
	March 31, 2013	Technique	Input	Average)
Private label residential mortgage-backed securities and CMOs - Covered	$198,339	Discounted cash flow	Voluntary prepayment rate Probability of default Loss severity	1.98% - 30.75% (8.52%) 0.00% - 31.08% (6.34%) 0.00% - 74.94% (11.02%)

Private label residential mortgage-backed securities and CMOs - Non-covered	$36,866	Discounted cash flow	Voluntary prepayment rate Probability of default Loss severity	6.29% - 32.29% (12.04%) 0.00% - 6.99% (2.01%) 0.00% - 16.41% (3.46%)

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

Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at March 31, 2013 had an aggregate fair value of $36.9 million.  These securities consisted of senior tranches issued from 2003 to 2004 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.7% to 5.5%, ratings ranging from Baa1 to AA+ and subordination levels ranging from 7.2% to 12.9%.

The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2013 consisted of pooled trust preferred securities with a fair value of $4.1 million and private label residential mortgage-backed securities with a fair value of $198.3 million. The trust preferred securities are not material to the Company’s financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

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

The following tables present assets for which nonrecurring changes in fair value have been recorded for the periods indicated (in thousands):

	Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$68,893	$68,893	$(1,280)
Impaired loans	$—	$—	$6,510	$6,510	$(5,271)

	Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
Other real estate owned	$—	$—	$106,950	$106,950	$(3,547)
Impaired loans	$—	$—	$3,110	$3,110	$(500)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2013

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$461,179	$461,179	$495,353	$495,353
Investment securities available for sale	1/2/3	4,279,477	4,279,477	4,172,412	4,172,412
Non-marketable equity securities	2	134,821	134,821	133,060	133,060
Loans held for sale	2	2,407	2,430	2,129	2,151
Loans:
Covered	3	1,736,453	2,503,559	1,846,482	2,508,466
Non-covered	3	4,046,365	4,080,494	3,666,136	3,718,377
FDIC Indemnification asset	3	1,400,915	1,173,773	1,457,570	1,285,434
Accrued interest receivable	2	23,628	23,628	22,059	22,059
Derivative assets	2/3	4,912	4,912	4,908	4,908
Liabilities:
Demand, savings and money market deposits	2	$6,125,273	$6,125,273	$5,897,362	$5,897,362
Time deposits	2	2,620,150	2,643,608	2,640,711	2,666,780
Short-term borrowings	2	1,245	1,245	8,175	8,175
Federal Home Loan Bank advances	2	2,016,456	2,026,094	1,916,919	1,929,316
Accrued interest payable	2	2,994	2,994	3,877	3,877
Derivative liabilities	2/3	55,835	55,835	55,741	55,741

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

March 31, 2013

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

Note 10   Commitments and Contingencies

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

March 31, 2013

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

Total lending related commitments outstanding at March 31, 2013 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$302,340	$302,340
Commitments to purchase loans	—	25,401	25,401
Unfunded commitments under lines of credit	63,613	610,702	674,315
Commercial and standby letters of credit	—	28,943	28,943
	$63,613	$967,386	$1,030,999

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2013 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012  (the Annual Report on Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2012 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Quarterly Highlights

•                  Net income for the quarter ended March 31, 2013 was $48.2 million, or $0.47 per diluted share compared to net income of $50.3 million, or $0.49 per diluted share, for the quarter ended March 31, 2012. The results of operations for the first quarter of 2012 included a $5.3 million bargain purchase gain with no related tax impact, offset by pre-tax costs of $1.2 million from the acquisition of Herald.

•                  BankUnited launched its New York franchise during the first quarter of 2013, opening a branch in Manhattan and a branch in Melville in March. Two additional Manhattan branches opened in April. Herald was merged into BankUnited in March 2013.

•                  Net interest income increased by $16.0 million to $153.8 million for the quarter ended March 31, 2013 from $137.8 million for the quarter ended March 31, 2012. Interest income increased by $6.1 million as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the yield on average earning assets to 6.80% from 7.51%. Interest expense decreased by $9.9 million due primarily to a decline in the cost of interest-bearing liabilities to 0.99% from 1.46% resulting primarily from a decline in market interest rates. The net interest margin, calculated on a tax-equivalent basis, was 5.93% for the quarter ended March 31, 2013 compared to 6.09% for the quarter ended March 31, 2012. The most significant factor leading to this expected decline in net interest margin was a decrease in the yield on loans.

•                  Loans grew $272.1 million during the first quarter of 2013 to $5.8 billion at March 31, 2013.  New loans grew by $379.4 million, an annualized growth rate of 42%, continuing to outpace the resolution of covered loans. In addition, the portfolio of equipment under operating lease grew by $32.4 million for the quarter.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 0.88% and a ratio of non-performing loans to total loans of 0.74%.

•                  Deposits totaled $8.7 billion at March 31, 2013 compared to $8.5 billion at December 31, 2012 with demand deposits totaling $1.9 billion, or 22% of total deposits.

•                  The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 13.6%, a Tier 1 risk-based capital ratio of 31.1% and a Total risk-based capital ratio of 32.4% at March 31, 2013.

•                  The Company completed a secondary offering of 22,540,000 shares of its common stock during the quarter ended March 31, 2013.  The selling stockholders received all net proceeds and the Company did not receive any proceeds from this offering.

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

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans has a positive impact on our net interest income, net interest margin and interest rate spread. The impact of accretion related to ACI loans on net interest income, the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans.  The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio.  ACI loans represented 26.2% and 29.1% of total loans, net of premiums, discounts, deferred fees and costs, at March 31, 2013 and December 31, 2012, respectively. As the impact of accretion related to ACI loans declines, we expect our net interest margin and interest rate spread to decrease.

Payments received in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans are recognized as interest income upon receipt. The carrying value of one pool was reduced to zero in late 2011. Future expected cash flows from this pool totaled $92.2 million as of March 31, 2013. The UPB of loans remaining in this pool was $178.0 million at March 31, 2013. The timing of receipt of proceeds from loans in this pool may be unpredictable, leading to increased volatility in the yield on the pool.

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

The following table presents, for the periods indicated information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Nonaccrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on nonaccrual loans is not included. Yields have been calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Assets:
Interest earning assets:
Loans	$5,589,968	$146,549	10.54%	$4,275,406	$137,049	12.84%
Investment securities available for sale	4,329,912	30,753	2.84%	4,398,697	34,504	3.14%
Other interest earning assets	630,169	1,279	0.82%	524,710	954	0.73%
Total interest earning assets	10,550,049	178,581	6.80%	9,198,813	172,507	7.51%
Allowance for loan and lease losses	(60,965)			(49,857)
Non-interest earning assets	2,115,460			2,441,365
Total assets	$12,604,544			$11,590,321
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$544,566	671	0.50%	$474,898	767	0.65%
Savings and money market deposits	4,144,823	5,164	0.51%	3,660,944	6,433	0.71%
Time deposits	2,635,152	9,046	1.39%	2,578,826	9,760	1.52%
Total interest bearing deposits	7,324,541	14,881	0.82%	6,714,668	16,960	1.02%
Borrowings:
FHLB advances	1,890,060	7,691	1.65%	2,234,426	15,520	2.79%
Short-term borrowings	14,906	16	0.42%	1,209	1	0.45%
Total interest bearing liabilities	9,229,507	22,588	0.99%	8,950,303	32,481	1.46%
Non-interest bearing demand deposits	1,332,461			863,131
Other non-interest bearing liabilities	210,319			191,816
Total liabilities	10,772,287			10,005,250
Stockholders’ equity	1,832,257			1,585,071
Total liabilities and stockholders’ equity	$12,604,544			$11,590,321
Net interest income		$155,993			$140,026
Interest rate spread			5.81%			6.05%
Net interest margin			5.93%			6.09%

(1) On a tax-equivalent basis where applicable

(2) Annualized

Net interest income, calculated on a tax-equivalent basis, was $156.0 million for the three months ended March 31, 2013 compared to $140.0 million for the three months ended March 31, 2012, an increase of $16.0 million. The increase in net interest income was comprised of an increase in interest income of $6.1 million and a decrease in interest expense of $9.9 million.

The increase in tax-equivalent interest income resulted primarily from a $9.5 million increase in interest income from loans offset by a $3.8 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $1.3 billion increase in the average balance outstanding offset by a 2.30% decrease in the tax equivalent yield to 10.54%  for the three months ended March 31, 2013 from 12.84% for the three months ended March 31, 2012. Offsetting factors contributing to the overall decline in the yield on loans included:

•                  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended March 31, 2013 than for the comparable period in 2012. New loans represented 67.6% of the average balance of loans outstanding for the three months ended March 31, 2013 as compared to 44.8% for the three months ended March 31, 2012. This trend is expected to continue.

•                  The tax equivalent yield on new loans declined to 4.03% for the three months ended March 31, 2013 from 4.62% for the three months ended March 31, 2012, primarily reflecting the addition of loans to the portfolio at lower market rates.

•                  The yield on covered loans increased to 24.12% for the three months ended March 31, 2013 from 19.51% for the three months ended March 31, 2012. The increase in the yield on covered loans resulted from (i) reclassifications from non-accretable difference to accretable yield due to an increase in expected cash flows, (ii) the inclusion of proceeds of $10.2 million from the sale of ACI residential loans from the pool with a carrying value of zero in interest income for the three months ended March 31, 2013 and (iii) an increase in the favorable impact of resolutions of covered commercial loans.

The average balance of investment securities available for sale decreased by $68.8 million for the three months ended March 31, 2013 from the three months ended March 31, 2012 while the tax-equivalent yield declined to 2.84% for the three months ended March 31, 2013 from 3.14% for the same period in 2012. The decline in yield resulted from lower prevailing market interest rates and changes in portfolio composition.

The primary components of the decrease in interest expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 were a $2.1 million decline in interest expense on deposits and a $7.8 million decline in interest expense on FHLB advances. The most significant factor contributing to the decline in interest expense on deposits was a decline in market interest rates, leading to a decrease in the average rate paid on interest bearing deposits to 0.82% for the three months ended March 31, 2013 from 1.02% for the three months ended March 31, 2012. The average rate paid on FHLB advances, inclusive of the impact of cash flow hedges and fair value accretion, declined by 1.14% to 1.65% for the three months ended March 31, 2013 from 2.79% for the three months ended March 31, 2012. This decline reflected the impact of the extinguishment and maturity of higher rate advances.

The net interest margin, calculated on a tax-equivalent basis, for the three months ended March 31, 2013 was 5.93% as compared to 6.09% for the three months ended March 31, 2012, a decrease of 16 basis points. The interest rate spread declined to 5.81% for the three months ended March 31, 2013 from 6.05% for the three months ended March 31, 2012. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities. These declines were partly offset by a lower cost of funds and a favorable shift in the composition of deposits. Average non-interest bearing deposits as a percentage of average total deposits increased by 4% to 15.4% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect the net interest margin and interest rate spread to continue to decline in future periods as new loans are added to the portfolio at lower current rates.

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

Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net gain (loss) on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended March 31, 2013 and 2012, we recorded provisions for losses on covered loans of $4.8 million and $1.6 million and increases in related non-interest income of $3.7 million and $1.6 million, respectively.

For each of the three month periods ended March 31, 2013 and 2012, we recorded provisions for loan losses of $7.2 million related to new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income. The provision for losses on new loans for the three months ended March 31, 2013 was driven primarily by losses of $12.3 million recognized on one commercial loan relationship, partially offset by updated loss factors applied in determining the ALLL, particularly for the new residential portfolio. The provision for new loans for the three months ended March 31, 2013 related primarily to the growth of the new loan portfolio. See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for further discussion.

Non-Interest Income

The Company reported non-interest income of $17.8 million and $36.4 million for three months ended March 31, 2013 and 2012, respectively. The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
(Amortization) accretion of FDIC indemnification asset	$(2,280)	$6,787
Income from resolution of covered assets, net	19,190	7,282
Net gain (loss) on indemnification asset	(11,687)	134
FDIC reimbursement of costs of resolution of covered assets	2,864	6,516
Loss on sale of covered loans, net	(772)	—
Non-interest income from covered assets	7,315	20,719
Service charges and fees	3,342	3,055
Gain on sale of non-covered loans, net	186	256
Gain on sale of investment securities available for sale, net	1,686	16
Mortgage insurance income	271	3,690
Other non-interest income	5,043	8,662
	$17,843	$36,398

Non-interest income related to transactions in the covered assets

A significant portion of our non-interest income for the three months ended March 31, 2013 and 2012 resulted from the resolution of assets covered by our Loss Sharing Agreements with the FDIC and (amortization) accretion of the FDIC indemnification asset. Non-interest income related to transactions in covered assets represented 41.0% and 56.9% of total non-interest income for the three months ended March 31, 2013 and 2012, respectively.

As anticipated, during the three months ended March 31, 2013, the Company began amortizing the FDIC indemnification asset. In prior periods, we recorded accretion of discount on the FDIC indemnification asset. Non-interest income included $(2.3) million of amortization of the FDIC indemnification asset for the three months ended March 31, 2013, as compared to accretion of $6.8 million for the three months ended March 31, 2012. As the expected cash flows from ACI loans have increased, expected cash flows from the FDIC indemnification asset have decreased.

The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at acquisition, and reimbursement of certain expenses. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased.  This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans.  As a result, beginning in the first quarter of 2013, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. The rate of amortization on the FDIC indemnification asset was (0.64)% for the three months ended March 31, 2013, as compared to the rate of accretion on the indemnification asset of 1.46% for the three months ended March 31, 2012.

The rate of amortization will increase if estimated future cash payments from the FDIC decrease. We expect the rate of amortization of the indemnification asset to increase in future periods. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset.  The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. As we continue to submit claims under the Loss Sharing Agreements, the balance of the indemnification asset will continue to decline.

The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item “Net gain (loss) on indemnification asset.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•                  gains or losses from the resolution of covered assets;

•                  provisions for (recoveries of) losses on covered loans;

•                  gains or losses on the sale of covered loans;

•                  gains or losses on the sale of OREO; and

•                  impairment of OREO.

Each of these types of transactions is discussed further below.

A rollforward of the FDIC indemnification asset for the year ended December 31, 2012 and the three months ended March 31, 2013, follows (in thousands):

Balance, December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)
Balance, December 31, 2012	1,457,570
Amortization	(2,280)
Reduction for claims filed	(42,688)
Net loss on indemnification asset	(11,687)
Balance, March 31, 2013	$1,400,915

Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the carrying value of the loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net gain (loss) on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income or loss recorded in any period will be impacted by the number and UPB of covered loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Payments in full	$16,990	$15,167
Foreclosures	(2,340)	(6,903)
Short sales	(1,701)	(1,889)
Charge-offs	(583)	(975)
Recoveries	6,824	1,882
Income from resolution of covered assets, net	$19,190	$7,282

Income from resolution of covered assets, net was $19.2 million for the quarter ended March 31, 2013, as compared to $7.3 million for the quarter ended March 31, 2012. This increase in income resulted mainly from lower losses from foreclosure resolutions and higher recoveries.

A decline in the level of foreclosure activity coupled with improving home prices led to a decrease in losses on resolutions from foreclosures for the three months ended March 31, 2013 as compared to three months ended March 31, 2012. Recoveries increased for the three months ended March 31, 2013, as compared with the three months ended March 31, 2012, due primarily to one large recovery on a commercial ACI loan in the amount of $4.1 million.  In addition, the number of recoveries continues to increase as a result of the passage of time.

Losses incurred from sales of covered loans are covered under the Loss Sharing Agreements. The amounts recoverable from the FDIC related to these losses are recorded as increases in the FDIC indemnification asset and corresponding increases in the non-interest income line item “Net gain (loss) on indemnification asset.” The impact of sales of covered loans for the three months ended March 31, 2013, are summarized as follows.  No covered loans were sold during the three months ended March 31, 2012 (in thousands):

Unpaid principal balance of loans sold	$32,258

Cash proceeds, net of transaction costs	$16,731
Carrying value of loans sold	7,265
Net pre-tax impact on earnings, excluding gain on indemnification asset	$9,466

Loss on sale of covered loans	$(772)
Proceeds recorded in interest income	10,238
$9,466

Gain on indemnification asset	$1,216

Loans were sold on a non-recourse basis to third parties. Loans with an aggregate UPB of $20.0 million were sold from the pool of residential ACI loans with a carrying value of zero and the proceeds of $10.2 million were recorded in interest income. Since reimbursements from the FDIC under the Loss Sharing Agreements are calculated based on UPB of the loans rather than on their financial statement carrying amounts, the gain on indemnification asset recorded related to the sale of covered loans included a component related to the sale of loans from the zero carrying value pool. We anticipate that we will continue to sell covered loans quarterly.

Additional impairment arising since the FSB Acquisition related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item “Net gain (loss) on indemnification asset” and reflected as a corresponding increase in the FDIC indemnification asset. Alternatively, a recovery of the provision for loan losses related to covered loans results in a reduction in the amounts the Company expects to recover from the FDIC and a corresponding reduction in the FDIC indemnification asset and in non-interest income, reflected in the line item “Net gain (loss) on indemnification asset.”

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

Net gain (loss) on indemnification asset was $(11.7) million for the three months ended March 31, 2013, as compared to $0.1 million for the three months ended March 31, 2012. The net impact on earnings before taxes of transactions related to covered assets for the three months ended March 31, 2013 and 2012 was $1.7 million and $0.9 million, respectively, as detailed in the following tables (in thousands):

	Three Months Ended March 31, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(4,800)	$3,743	$(1,057)
Income from resolution of covered assets, net	19,190	(16,844)	2,346
Net loss on sale of covered loans	(772)	1,216	444
Gain on sale of OREO	1,031	(825)	206
Impairment of OREO	(1,280)	1,023	(257)
	$13,369	$(11,687)	$1,682

	Three Months Ended March 31, 2012
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,600)	$1,595	$(5)
Income from resolution of covered assets, net	7,282	(5,450)	1,832
Loss on sale of OREO	(1,401)	1,152	(249)
Impairment of OREO	(3,547)	2,837	(710)
	$734	$134	$868

Certain OREO and foreclosure related expenses, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended March 31, 2013 and 2012, non-interest expense included approximately $1.4 million and $5.0 million, respectively, of such expenses. During the three months ended March 31, 2013 and 2012, claims of $2.9 million and $6.5 million, respectively, were submitted to the FDIC. As of March 31, 2013, $14.7 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods.

We expect the impact on non-interest income of transactions in the covered assets to decline in future periods as these assets comprise a smaller percentage of our total assets.

Other components of non-interest income

The gain on sale of investment securities available for sale for the quarter ended March 31, 2013 related primarily to the sale, in conjunction with the merger of Herald into BankUnited, of investment securities formerly held by Herald. These securities were sold in order to maintain operational efficiency and scale in the BankUnited portfolio.

Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offsets amounts otherwise reimbursable by the FDIC. Decreases in mortgage insurance income for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 resulted primarily from a continuing trend of declines in the volume of claims being processed.

Other non-interest income declined to $5.0 million for the quarter ended March 31, 2013 from $8.7 million for the quarter ended March 31, 2012. The most significant factor impacting the decrease was $5.3 million of bargain purchase gain on the acquisition of Herald included in other non-interest income for the quarter ended March 31, 2012. Other non-interest income for the three months ended March 31, 2013 includes $1.0 million in rental income from equipment under operating lease. There was no income from equipment under operating lease in the three months ended March 31, 2012.

Non-Interest Expense

The Company reported non-interest expense of $80.5 million and $84.1 million for the three months ended March 31, 2013 and 2012, respectively.  The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Employee compensation and benefits	$43,075	$46,625
Occupancy and equipment	15,042	11,822
Impairment of other real estate owned	1,280	3,547
(Gain) loss on sale of other real estate owned	(1,031)	1,401
Other real estate owned expense	868	2,276
Foreclosure expense	505	2,719
Deposit insurance expense	1,937	1,150
Professional fees	5,422	3,649
Telecommunications and data processing	3,368	3,230
Other non-interest expense	10,043	7,699
	$80,509	$84,118

Employee compensation and benefits

As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three months ended March 31, 2013, reflected a decrease of $6.5 million in equity based compensation resulting from the vesting in 2012 of instruments issued in conjunction with the Company’s initial public offering in 2012, partially offset by increased compensation costs related to the Company’s growth and continued enhancement of our management team and supporting personnel.

Occupancy and equipment

Occupancy and equipment expense increased by $3.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase related primarily to the expansion and refurbishment of our branch network, including costs related to our expansion into the New York market and enhancements to our technology platforms,

OREO and foreclosure related components of non-interest expense

During the three months ended March 31, 2013 and 2012, all of the gains or losses recognized on OREO properties related to properties covered by the Loss Sharing Agreements. Therefore, any gains or losses from sale or impairment of OREO were substantially offset by non-interest income related to indemnification by the FDIC. Generally, OREO and foreclosure related expenses incurred on covered assets are also reimbursed under the terms of the Loss Sharing Agreements.

Impairment of OREO declined by $2.3 million to $1.3 million for the three months ended March 31, 2013 from $3.5 million for the three months ended March 31, 2012. Net gains on the sale of OREO totaled $1.0 million for the three months ended March 31, 2013, as compared to net losses on the sale of OREO of $1.4 million for the three months ended March 31, 2012, an improvement of $2.4 million. The improvement in results reflected lower levels of OREO and foreclosure activity, as well as improvements in real estate markets.

The following tables summarize OREO sale activity for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Units sold	Percent of Total Units	Total Gain (Loss)	Units sold	Percent of Total Units	Total Gain (Loss)
Residential OREO sales	178	96.7%	$1,278	443	99.1%	$(1,421)
Commercial OREO sales	6	3.3%	(247)	4	0.9%	20
	184	100.0%	$1,031	447	100.0%	$(1,401)

	Three Months Ended March 31,
	2013			2012
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	103	57.9%	$25	190	42.9%	$15
Units sold at a loss	75	42.1%	$(17)	253	57.1%	$(17)
	178	100.0%	$7	443	100.0%	$(3)

In total, foreclosure and OREO related expenses decreased by $3.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. These declines were primarily attributable to decreases in the levels of foreclosure activity and OREO inventory. At March 31, 2013 there were 912 units in the foreclosure pipeline and 328 units in OREO as compared to 2,084 units in the foreclosure pipeline and 647 units in OREO at March 31, 2012.

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

Other components of non-interest expense

Professional fees increased by $1.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to professional fees incurred in conjunction with regulatory compliance projects in the three months ended March 31, 2013. This was offset in part by legal and professional fees incurred in conjunction with the acquisition of Herald in the three months ended March 31, 2012.

The primary components of other non-interest expense are advertising and promotion, the cost of regulatory examinations, insurance, travel and general office expense. Period over period increases in other non-interest expense are partially explained by $1.4 million of costs related to the termination of vendor contracts in conjunction with the merger of Herald into BankUnited incurred during the three months ended March 31, 2013.  The remainder of the increase related primarily to general organic growth of our business.

We expect compensation and benefits costs, occupancy costs and general operating expenses to continue increasing in 2013 as we expand our operations, particularly in the New York market.

Income Taxes

The provision for income taxes for the three months ended March 31, 2013 and 2012 was $30.9 million and $31.1 million, respectively. The Company’s effective tax rate was 39.1% and 38.2%, respectively. The Company’s effective income tax rate for the three months ended March 31, 2013 differed from the statutory federal income tax rate primarily due to the impact of state income taxes.  For the three months ended March 31, 2012 the effective income tax rate differed from the statutory federal income tax rate primarily due to the impact of state income taxes, non-deductible equity based compensation expense and a nontaxable gain on the acquisition of Herald.

Analysis of Financial Condition

Average interest-earning assets increased $1.4 billion to $10.6 billion for the three months ended March 31, 2013 from $9.2 billion for the three months ended March 31, 2012. This increase was driven by a $1.3 billion increase in the average balance of outstanding loans. The increase in average loans reflected growth of $1.9 billion in average new loans outstanding, partially offset by a $549.1 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets declined by $325.9 million. The most significant component of this decline was the decrease in the FDIC indemnification asset from claims paid. Growth of the new loan portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset related to the payment of claims are trends that are expected to continue although the rate of decline in covered loans and the indemnification asset is expected to moderate.

Average interest bearing liabilities increased by $279.2 million to $9.2 billion for the three months ended March 31, 2013 from $9.0 billion for the three months ended March 31, 2012, due primarily to an increase of $609.9 million in average interest-bearing deposits, partially offset by a $344.4 million decrease in average FHLB advances. Average non-interest bearing deposits increased by $469.3 million.

Average stockholders’ equity increased by $247.2 million, due largely to the retention of earnings.

Investment Securities Available for Sale

The following tables show the breakdown of covered and non-covered securities in the Company’s investment portfolio at the dates indicated (in thousands):

	March 31, 2013
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,567,919	$59,389	$—	$1,627,308	$1,567,919	$1,627,308
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,343	1,733	—	60,076	58,343	60,076
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	527,110	10,911	—	538,021	527,110	538,021
Private label residential mortgage-backed securities and CMOs	138,275	60,116	(52)	198,339	202,806	3,335	(257)	205,884	341,081	404,223
Private label commercial mortgage-backed securities	—	—	—	—	495,695	17,430	(739)	512,386	495,695	512,386
Collateralized loan obligations	—	—	—	—	373,733	1,617	—	375,350	373,733	375,350
Non-mortgage asset-backed securities	—	—	—	—	224,782	8,010	(131)	232,661	224,782	232,661
Mutual funds and preferred stocks	16,382	3,277	(528)	19,131	125,118	7,770	(5)	132,883	141,500	152,014
State and municipal obligations	—	—	—	—	25,379	295	(13)	25,661	25,379	25,661
Small Business Administration securities	—	—	—	—	326,664	17,818	—	344,482	326,664	344,482
Other debt securities	3,509	3,786	—	7,295	—	—	—	—	3,509	7,295
	$158,166	$67,179	$(580)	$224,765	$3,927,549	$128,308	$(1,145)	$4,054,712	$4,085,715	$4,279,477

	December 31, 2012
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154	$34,998	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523	1,520,047	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416	58,518	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042	575,069	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265	386,768	448,085
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092	413,110	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188	252,280	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346	233,791	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193	141,509	149,653
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353	25,127	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610	333,423	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725	12,887	16,950
	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907	$3,987,527	$4,172,412

Investment securities available for sale totaled $4.3 billion at March 31, 2013 and $4.2 billion at December 31, 2012.  Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics, collateralized loan obligations and non-mortgage asset-backed securities collateralized by small balance commercial loans, auto loans, servicer advances and student loans as well as bank preferred stocks and U.S. Small Business Administration securities that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of March 31, 2013 was 4.2 years and the effective duration was 1.9 years.

Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities covered under the commercial shared loss agreement.  BankUnited will be reimbursed 80%, or 95% if cumulative losses exceed the $4.0 billion stated threshold, of realized losses, other-than-temporary impairments, and reimbursable expenses associated with the covered securities. BankUnited must pay the FDIC 80%, or 95% if cumulative losses are greater than the stated threshold, of realized gains and other-than-temporary impairment recoveries. Unrealized losses recognized in accumulated other comprehensive income do not qualify for loss sharing. BankUnited cannot sell securities covered under the Loss Sharing Agreements without prior approval of the FDIC. To date, the Company has not submitted any claims for reimbursement related to the covered securities. As the investment portfolio has grown, covered securities have represented a declining percentage of the total portfolio. Covered securities represented 5.3% and 5.4% of the fair value of the investment portfolio at March 31, 2013 and December 31, 2012, respectively.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of March 31, 2013. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a pre-tax basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$225,662	1.81%	$826,905	2.48%	$430,545	2.20%	$144,196	1.80%	$1,627,308	2.25%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	566	2.10%	2,472	2.10%	49,146	2.03%	7,892	2.28%	60,076	2.07%
Re-Remics	100,019	3.35%	258,533	3.13%	130,450	3.14%	49,019	3.04%	538,021	3.17%
Private label residential mortgage-backed securities and CMOs	138,250	4.58%	187,801	5.86%	52,797	8.63%	25,375	10.06%	404,223	6.05%
Private label commercial mortgage-backed securities	78,816	2.07%	141,138	4.17%	292,432	2.42%	—	—	512,386	2.85%
Collateralized loan obligations	—	—	246,746	1.80%	128,604	1.69%	—	—	375,350	1.76%
Non-mortgage asset-backed securities	55,146	3.25%	143,268	3.46%	34,145	4.11%	102	3.35%	232,661	3.51%
State and municipal obligations	7,209	1.03%	16,591	1.19%	1,558	2.48%	303	0.18%	25,661	1.21%
Small Business Administration securities	75,626	1.64%	172,395	1.63%	71,405	1.60%	25,056	1.55%	344,482	1.62%
Other debt securities	—	—	—	—	—	—	7,295	7.28%	7,295	7.28%
	$681,294	2.67%	$1,995,849	2.87%	$1,191,082	2.56%	$259,238	2.84%	4,127,463	2.74%

Mutual funds and preferred stocks with no scheduled maturity									152,014	4.80%

Total investment securities available for sale									$4,279,477	2.82%

As of March 31, 2013, 90.1% of the non-covered securities were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA. All remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $193.8 million at March 31, 2013 with aggregate fair value equal to 105% of amortized cost. Net unrealized gains included $195.5 million of gross unrealized gains and $1.7 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $24.8 million representing less than 1% of the fair value of the portfolio, with total unrealized losses of $0.7 million at March 31, 2013.

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

•                  the issuer’s financial condition, performance and business prospects; and

•                  changes in credit ratings.

No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2013 and 2012.

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label mortgage-backed securities, private label commercial-backed securities and non-mortgage asset-backed securities, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the limited duration and severity of impairment, we concluded that none of the debt securities were other-than-temporarily impaired. One equity security was in an unrealized loss position at March 31, 2013; given the limited severity of impairment, we considered the impairment of the equity security to be temporary.

For further discussion of our analysis of investment securities for other-than-temporary impairment, see Note 3 to the consolidated financial statements.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At March 31, 2013 and December 31, 2012, 5.6% and 5.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at March 31, 2013 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. Approximately 84% of the private label residential mortgage-backed securities and all of the trust preferred securities were covered securities. There were no transfers of investment securities between levels of the fair value hierarchy during the three months ended March 31, 2013 and 2012.

For additional discussion of the fair values of investment securities, see Note 9 to the consolidated financial statements.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at the dates indicated (dollars in thousands):

	March 31, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,234,978	$88,677	$—	$1,070,402	$2,394,057	41.0%
Home equity loans and lines of credit	50,229	151,331	—	1,643	203,203	3.5%
	1,285,207	240,008	—	1,072,045	2,597,260	44.5%
Commercial:
Multi-family	46,478	690	—	307,198	354,366	6.0%
Commercial real estate	162,791	1,188	4,042	941,734	1,109,755	19.0%
Construction and land	15,802	820	—	77,728	94,350	1.6%
Commercial and industrial	12,517	7,015	—	1,388,343	1,407,875	24.0%
Lease financing	—	—	—	231,448	231,448	4.0%
	237,588	9,713	4,042	2,946,451	3,197,794	54.6%
Consumer	1,953	—	—	48,669	50,622	0.9%
Total loans	1,524,748	249,721	4,042	4,067,165	5,845,676	100.0%
Premiums, discounts and deferred fees and costs, net	—	(17,307)	—	15,472	(1,835)
Loans net of premiums, discounts, deferred fees and costs	1,524,748	232,414	4,042	4,082,637	5,843,841
Allowance for loan and lease losses	(4,790)	(15,919)	—	(40,314)	(61,023)
Loans, net	$1,519,958	$216,495	$4,042	$4,042,323	$5,782,818

	December 31, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%
	1,352,608	251,129	—	922,667	2,526,404	45.3%
Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate	173,732	910	4,087	794,706	973,435	17.5%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%
	262,552	14,082	4,087	2,735,221	3,015,942	54.1%
Consumer	2,239	—	—	33,526	35,765	0.6%
Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)
Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)
Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

Total loans, before premiums, discounts, and deferred fees and costs, increased by $267.6 million to $5.8 billion at March 31, 2013, from $5.6 billion at December 31, 2012.  New loans grew by $375.8 million while loans acquired in the FSB Acquisition declined by $108.2 million from December 31, 2012 to March 31, 2013.  New residential loans grew by $149.4 million and new commercial loans grew by $211.2 million during the three months ended March 31, 2013.  Residential loan growth was attributable primarily to purchases of residential mortgages.

At March 31, 2013 and December 31, 2012, respectively, 30% and 33% of loans, net of premiums, discounts, deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Residential mortgages totaled $2.6 billion, or 44.5% of total loans and $2.5 billion, or 45.3% of total loans at March 31, 2013 and December 31, 2012, respectively. Trends in this portfolio segment reflect the resolution of covered loans, including transfers to OREO, offset primarily by residential loan purchases.

The new residential loan portfolio includes both originated and purchased loans. At March 31, 2013 and December 31, 2012, $102.8 million or 9.6% and $93.0 million or 10.1%, respectively, of our new 1-4 single family residential loans were originated loans; $967.6 million or 90.4% and $827.7 million or 89.9% of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At March 31, 2013, the purchased loan portfolio included $171.3 million of interest-only loans, substantially all of which begin amortizing 10 years after origination. We intend to expand and enhance our residential origination channel in 2013 in both the Florida and New York regions. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

Home equity loans and lines of credit are not significant to the new loan portfolio.

We do not originate option adjustable rate mortgages (“ARMs”), “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics; therefore, the Company’s exposure to future losses on these mortgage loans is mitigated by the Loss Sharing Agreements.

Commercial loans

The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction, land, commercial and industrial loans and direct financing leases.

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings, warehouses and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans. The Company’s underwriting standards generally provide for loan terms of five years, with amortization schedules of no more than twenty-five years. Loan to value (“LTV”) ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees of the principals as additional security for commercial real estate loans. At March 31, 2013, the UPB of construction loans with available interest reserves totaled $41.0 million; the amount of available interest reserves totaled $1.9 million. All of these loans were rated “pass” at March 31, 2013.

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

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 72.4% and 74.1% of new loans as of March 31, 2013 and December 31, 2012, respectively. New commercial loans that represent re-financings of covered loans are not significant.

Consumer Loans

Consumer loans include primarily direct and indirect auto financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.  New consumer loans grew $15.1 million during the three months ended March 31, 2013, primarily due to an increase in indirect auto financing.

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

Loan performance is monitored by our credit administration, workout and recovery and loan review departments. Commercial loans are regularly reviewed by our internal loan review department. Relationships with committed balances greater than $750,000 are reviewed at least annually. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, or declining collateral values. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned risk ratings of doubtful.

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

At March 31, 2013, new commercial loans with aggregate balances of $20.1 million, $47.9 million and $1.1 million were rated special mention, substandard and doubtful, respectively. At December 31, 2012, new commercial loans aggregating $21.4 million, $48.9 million and $1.2 million were rated special mention, substandard and doubtful, respectively.

Residential

At March 31, 2013 and December 31, 2012, new 1-4 single family residential loans totaling $0.3 million and $0.2 million, respectively, were 90 days or more past due. All of these loans were acquired in partial satisfaction of a commercial debt previously contracted. New 1-4 single family residential loans past due less than 90 days totaled $7.0 million and $7.6 million at March 31, 2013 and December 31, 2012, respectively. Past due home equity loans and lines of credit in the new portfolio were not significant at March 31, 2013 or December 31, 2012. At March 31, 2013, 32.3% of the new home equity portfolio were first liens, and 67.7% were second or third liens.

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

The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV at the dates indicated (in thousands):

	March 31, 2013				December 31, 2012
	FICO				FICO
LTV	740 or less	741 - 760	761 or greater	Total	740 or less	741 - 760	761 or greater	Total
60% or less	$60,684	$42,537	$251,726	$354,947	$62,433	$35,761	$217,249	$315,443
60% - 70%	38,079	51,210	199,087	288,376	29,138	41,863	159,068	230,069
70% - 80%	58,179	60,353	295,733	414,265	55,319	54,367	256,605	366,291
80% or more	23,726	1,949	5,852	31,527	18,327	1,200	4,341	23,868
	$180,668	$156,049	$752,398	$1,089,115	$165,217	$133,191	$637,263	$935,671

At March 31, 2013, the purchased loan portfolio had the following characteristics: 48.6% were fixed rate loans; substantially all were full documentation with an average FICO score of 770 and average LTV of 65.0%. The majority of this portfolio was owner-occupied, with 97.4% primary residence, 2.4% second homes and 0.2% investment properties. In terms of vintage, 4.5% of the portfolio was originated pre-2011, 28.7% in 2011, 47.1% in 2012 and 19.7% in 2013.

Similarly, the originated loan portfolio had the following characteristics at March 31, 2013: 78.2% were fixed rate loans, 100% were full documentation with an average FICO score of 766 and average LTV of 61.7%. The majority of this portfolio was owner-occupied, with 95.7% primary residence and 4.3% second home. In terms of vintage, 14.2% of the portfolio was originated in 2010, 20.2% in 2011, 44.3% in 2012 and 21.3% in 2013.

Consumer

The largest segment of the new consumer portfolio at March 31, 2013 was indirect auto loans, totaling $39.7 million or 81.5% of the new consumer portfolio. Delinquent consumer loans in the new portfolio were insignificant as of March 31, 2013 and December 31, 2012.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At March 31, 2013, covered ACI loans totaled $1.5 billion and covered non-ACI loans totaled $232.4 million, net of premiums, discounts, deferred fees and costs.

Residential

Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment.

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

At March 31, 2013, the carrying value of 1-4 single family residential non-ACI loans was $74.5 million; $4.5 million or 6.0% of these loans were 30 days or more past due and $1.9 million or 2.6% were 90 days or more past due. At March 31, 2013, ACI 1-4 single family residential loans totaled $1.2 billion; $173.3 million or 14.0% of these loans were delinquent by 30 days or more and $122.7 million or 9.9% were delinquent by 90 days or more.

At March 31, 2013, non-ACI home equity loans and lines of credit had an aggregate carrying value of $148.6 million; $13.0 million or 8.8% of these loans were 30 days or more past due and $9.7 million or 6.5% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $50.2 million at March 31, 2013. At March 31, 2013, $9.0 million or 17.8% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $7.1 million or 14.1% were delinquent by 90 days or more. At March 31, 2013, 5.4% and 7.9%, respectively, of the non-ACI and ACI home equity loans and lines of credit were first liens while 94.6% and 92.1%, respectively, of the non-ACI and ACI home equity loans and lines of credit were second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements.

Commercial

Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

At March 31, 2013, non-ACI commercial loans had an aggregate UPB of $9.7 million and a carrying value of $9.3 million; 63.5% of these loans were rated “pass” and this portfolio segment has limited delinquency history. At March 31, 2013, non-ACI commercial loans with aggregate carrying values of $2.8 million and $0.6 million were rated substandard and doubtful, respectively. At March 31, 2013, there were no non-ACI commercial loans rated special mention.

At March 31, 2013, ACI commercial loans had a carrying value of $241.6 million, of which $237.6 million are covered under the Loss Sharing Agreements. At March 31, 2013, loans with aggregate carrying values of $4.6 million, $82.5 million and $0.5 million were internally risk rated special mention, substandard and doubtful, respectively.

Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

Non-performing assets generally consist of (i) non-accrual loans, including loans that have been restructured in a troubled-debt restructuring (“TDR”) and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO.  Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms, ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition), Because of accretable yield, impaired ACI loans have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. Historically and as of March 31, 2013, the majority of impaired loans and non-performing assets were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and non-performing assets at the dates indicated (in thousands):

	March 31, 2013			December 31, 2012
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Nonaccrual loans
Residential:
1-4 single family residential	$2,174	$92	$2,266	$2,678	$155	$2,833
Home equity loans and lines of credit	9,447	—	9,447	9,767	—	9,767
Total residential loans	11,621	92	11,713	12,445	155	12,600
Commercial:
Commercial real estate	57	1,587	1,644	59	1,619	1,678
Construction and land	—	269	269	—	278	278
Commercial and industrial	3,309	19,203	22,512	4,530	11,907	16,437
Lease financing	—	1,548	1,548	—	1,719	1,719
Total commercial loans	3,366	22,607	25,973	4,589	15,523	20,112
Consumer:	—	45	45	—	—	—
Total nonaccrual loans	14,987	22,744	37,731	17,034	15,678	32,712
Non-ACI and new loans past due 90 days and still accruing	438	245	683	140	38	178
Other non-performing loans	—	2,852	2,852	—	—	—
TDRs	1,365	533	1,898	1,293	348	1,641
Total non-performing loans	16,790	26,374	43,164	18,467	16,064	34,531
Other real estate owned	68,423	470	68,893	76,022	—	76,022
Total non-performing assets	85,213	26,844	112,057	94,489	16,064	110,553
Impaired ACI loans on accrual status (1)	55,697	—	55,697	43,580	—	43,580
Other impaired loans on accrual status	—	—	—	—	2,721	2,721
Non-ACI and new TDRs in compliance with their modified terms	3,491	1,013	4,504	2,650	4,689	7,339
Total impaired loans and non-performing assets	$144,401	$27,857	$172,258	$140,719	$23,474	$164,193

Non-performing loans to total loans (2)		0.65%	0.74%		0.43%	0.62%
Non-performing assets to total assets (3)		0.21%	0.88%		0.13%	0.89%
ALLL to total loans (2)		0.99%	1.04%		1.11%	1.06%
ALLL to non-performing loans		152.86%	141.37%		256.65%	171.21%
Net charge-offs to average loans (4)		0.87%	0.73%		0.09%	0.17%

(1)	Includes $1.6 million of TDRs on accrual status.
(2)	Total loans for purposes of calculating these ratios is net of premiums, discounts, deferred fees and costs.
(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
(4)	Annualized.

Contractually delinquent ACI loans are not reflected as nonaccrual loans because accretable yield continues to be accreted into income. Accretable yield continues to be recorded as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $146.3 million and $176.5 million at March 31, 2013 and December 31, 2012, respectively.

The decline in the ratio of the ALLL to total loans, particularly for the new portfolio, at March 31, 2013 as compared to December 31, 2012 is primarily a result of a decrease in the peer group loss factors used in calculating the ALLL for the 1-4 single family residential and commercial portfolios.  See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for a further discussion of the methodology we use to determine the amount of the ALLL.  The ratio of non-performing non-covered loans to total non-covered loans increased to 0.65% at March 31, 2013, from 0.43% at December 31, 2012.  This fluctuation is primarily attributable to one significant commercial relationship that was identified as impaired during the quarter ended March 31, 2013. A charge-off of $6.8 million related to this relationship led to the increase in the annualized net charge-off ratio.

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

A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, restructuring of payment terms, extensions of maturity at below market terms, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not accounted for as troubled debt restructurings and are not separated from their respective pools when modified. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.  To date, TDRs have not had a material impact on our financial condition or results of operations.

As of March 31, 2013 impaired loans and non-performing assets included 23 commercial loans with an aggregate carrying value of $5.3 million and 20 residential loans with an aggregate carrying value of $5.6 million that had been modified in TDRs. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2013 or 2012. For additional information about TDRs, see Note 4 to the consolidated financial statements.

Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

Potential Problem Loans

Potential problem loans have been identified by management as those loans included in the “substandard accruing” risk rating category.  These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new and non-ACI loans totaled $23.9 million at March 31, 2013. The majority of these loans were current as to principal and interest at March 31, 2013.

Loss Mitigation Strategies

We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of March 31, 2013, 12,089 borrowers had been counseled regarding their participation in HAMP; 8,786 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of March 31, 2013, 1,413 borrowers who did not elect to participate in the program had been sent termination letters and 3,013 borrowers had been denied due to ineligibility. At March 31, 2013, there were 3,745 permanent loan modifications. Substantially all of these modified loans were ACI loans accounted for in pools.

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

New and non-ACI Loans

Based on an updated analysis of historical performance, OREO and short sale losses and recent trending data, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated to measure the rate at which loans move from one delinquency bucket to the next during a given quarter.  An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent.  We assume no cure for those loans that are currently 120+ days delinquent.  Prior to the first quarter of 2013, frequency was calculated for each class using a four month roll to loss percentage. Given emerging market and portfolio trends, a 12 month loss emergence period is now being utilized to incorporate performance information from a period that incorporates a broader range of expectations relative to portfolio performance and to minimize the impact of volatility resulting from a limited set of data points in the loss emergence period. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. Although the population remains insignificant, management continues to analyze the impact of senior lien delinquency on the allowance estimates for performing subordinate liens. The non-ACI home equity loss factor reflects elevated default probabilities as a result of delinquent, related senior liens.

Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio is not seasoned and has not yet developed an observable loss trend.  Therefore, the ALLL for new residential loans is based primarily on relevant proxy historical loss rates. Beginning in the first quarter of 2013, the ALLL for new 1-4 single family residential loans is estimated using one year loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Prior to the first quarter of 2013, the ALLL was calculated based on historical annualized charge-off rates for a group of peer banks in the Southeast.  Given the growth of and geographic diversity in the new purchased residential portfolio, we determined, based on an updated analysis of portfolio characteristics, that prime residential mortgage securitizations provide a more comparable proxy for expected losses in this portfolio class.  This determination is supported by the comparability of FICO and LTV between those securitizations and the Bank’s portfolio.

A peer group eight quarter average charge off rate is used to estimate the ALLL for the new home equity loan class.  See further discussion of the use of peer group loss factors below. The new home equity portfolio is not a significant component of the overall loan portfolio.

The net impact on the provision for loan losses for the three months ended March 31, 2013 of the changes discussed above related to the new and non-ACI residential and home equity loan classes is not material.

Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Company’s internal credit risk rating system and peer group average historical charge-off rates by loan class. The allowance is comprised of specific reserves for significant classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on nonaccrual status with committed credit facilities greater than or equal to $500,000 are individually evaluated for impairment. A net realizable value analysis is prepared quarterly for each of these relationships. This analysis forms the basis for establishing specific reserves. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We categorize these loans by product type and risk rating and establish general reserve percentages based on estimated probability of default and loss severity. These estimates are based on available industry data.

The peer groups used to calculate the average historical charge-off rates that form the basis for our general reserve calculations for new and non-ACI commercial and new home equity and consumer loans are banks with total assets ranging from $3 — $15 billion.  We use a peer group of 23 banks in the U.S. Southeast region for loans originated in our Florida market and a peer group of 16 banks in the U.S. New York region for loans originated in our New York market.  These peer groups include all of the banks in each region within the defined asset size range. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. An eight-quarter average net charge-off rate is used.

Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group average historical loss rates are adjusted upward for loans rated special mention or assigned a lower “pass” rating. Peer group average historical loss rates are adjusted downward for loans assigned the highest “pass” grades.

Qualitative adjustments are made to the ALLL when, based on management’s judgment and experience, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Management has grouped potential qualitative adjustments into the following categories:

•                  Portfolio performance trends, including levels of delinquencies and non-performing loans;

•                  Portfolio growth rates;

•                  Exceptions to policy and credit guidelines;

•                  Economic factors, including changes in and levels of real estate price indices, unemployment rates and GDP;

•                  Credit concentrations; and

•                  Changes in credit administration management and staff.

At March 31, 2013, qualitative adjustments were made to historical loss percentages related to:

•                  economic factors, specifically unemployment rates and GDP;

•                  an increase in the level of non-performing assets;

•                  changes in credit administration staff;

•                  portfolio growth rates; and

•                  the level of policy and procedural exceptions.

Qualitative adjustments represented approximately 8% of the total new and non-ACI ALLL at March 31, 2013.

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

Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability and loss severity given default also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected using the “Making Home Affordable” cost factors provided by the Federal government.  The ACI home equity roll rates reflect elevated default probabilities as a result of delinquent, related senior liens and loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.

Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at March 31, 2013 or December 31, 2012.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Updated assumptions for large balance and delinquent loans in the commercial ACI portfolio are based on net realizable value analyses prepared at the individual loan level by the Company’s workout and recovery department. Updated assumptions for smaller balance commercial loans are based on a combination of the Company’s own historical delinquency and severity data and industry level data. Delinquency data is used as a proxy for defaults as the Company’s experience has been that few of these loans return to performing status after being delinquent greater than 60 days. An additional multiplier is applied to the portfolio level default probability in developing assumptions for loans rated special mention, substandard, or doubtful based on the Company’s historical delinquency experience.

Based on our loan level analysis, we recorded recoveries of loan losses on ACI commercial loans of $1.4 million and $1.0 million respectively, for the three months ended March 31, 2013 and 2012. Related decreases in the FDIC indemnification asset of $1.2 million and $0.5 million were recorded for the three months ended March 31, 2013 and 2012, respectively.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2012	$8,019	$9,874	$41,228	$59,121
Provision for loan losses:
1-4 single family residential	—	116	(5,726)	(5,610)
Home equity loans and lines of credit	—	7,048	(1)	7,047
Multi-family	(153)	(3)	202	46
Commercial real estate	(1,335)	(50)	123	(1,262)
Construction and land	8	(1)	(28)	(21)
Commercial loans and leases	77	(907)	12,474	11,644
Consumer	—	—	123	123
Total Provision	(1,403)	6,203	7,167	11,967
Charge-offs:
1-4 single family residential	—	(160)	—	(160)
Home equity loans and lines of credit	—	(840)	—	(840)
Commercial real estate	(948)	—	—	(948)
Commercial loans and leases	(878)	(105)	(8,194)	(9,177)
Consumer	—	—	(20)	(20)
Total Charge-offs	(1,826)	(1,105)	(8,214)	(11,145)
Recoveries:
Home equity loans and lines of credit	—	11	—	11
Multi-family	—	4	—	4
Commercial real estate	—	49	—	49
Commercial loans and leases	—	883	113	996
Consumer	—	—	20	20
Total Recoveries	—	947	133	1,080
Balance at March 31, 2013	$4,790	$15,919	$40,314	$61,023

	Three Months Ended March 31, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2011	$16,332	$7,742	$24,328	$48,402
Provision for loan losses:
1-4 single family residential	—	1,232	1,244	2,476
Home equity loans and lines of credit	—	2,558	(2)	2,556
Multi-family	818	(9)	(71)	738
Commercial real estate	(1,970)	91	1,853	(26)
Construction and land	245	(62)	197	380
Commercial loans and leases	(104)	(1,199)	3,955	2,652
Consumer	—	—	(9)	(9)
Total Provision	(1,011)	2,611	7,167	8,767
Charge-offs:
1-4 single family residential	—	(26)	—	(26)
Home equity loans and lines of credit	—	(477)	—	(477)
Multi-family	(32)	—	—	(32)
Commercial real estate	(180)	—	—	(180)
Commercial loans and leases	(518)	(103)	(583)	(1,204)
Total Charge-offs	(730)	(606)	(583)	(1,919)
Recoveries:
Home equity loans and lines of credit	—	2	—	2
Multi-family	—	9	—	9
Commercial real estate	—	5	—	5
Commercial loans and leases	—	1,152	55	1,207
Consumer	—	—	1	1
Total Recoveries	—	1,168	56	1,224
Balance at March 31, 2012	$14,591	$10,915	$30,968	$56,474

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	March 31, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$940	$4,348	$5,288	41.0%
Home equity loans and lines of credit	—	14,306	18	14,324	3.5%
	—	15,246	4,366	19,612	44.5%
Commercial:
Multi-family	351	6	2,414	2,771	6.0%
Commercial real estate	3,117	30	7,913	11,060	19.0%
Construction and land	358	8	644	1,010	1.6%
Commercial loans and leases	964	629	24,440	26,033	28.0%
	4,790	673	35,411	40,874	54.6%
Consumer	—	—	537	537	0.9%
	$4,790	$15,919	$40,314	$61,023	100%

	December 31, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$984	$10,074	$11,058	41.5%
Home equity loans and lines of credit	—	8,087	19	8,106	3.8%
	—	9,071	10,093	19,164	45.3%
Commercial:
Multi-family	504	5	2,212	2,721	6.5%
Commercial real estate	5,400	31	7,790	13,221	17.5%
Construction and land	350	9	672	1,031	1.6%
Commercial loans and leases	1,765	758	20,047	22,570	28.5%
	8,019	803	30,721	39,543	54.1%
Consumer	—	—	414	414	0.6%
	$8,019	$9,874	$41,228	$59,121	100%

(1) Represents percentage of loans receivable in each category to total loans receivable.

Significant components of the change in the ALLL at March 31, 2013 as compared to December 31, 2012, include:

•                  A decrease of $(5.7) million for new 1-4 single family residential loans, attributable to a decrease in loss factors as discussed above;

•                  An increase of $6.2 million in the allowance for non-ACI home equity loans, resulting from an increase in projected default probabilities as discussed above;

•                  An increase of $4.4 million for new commercial loans and leases, resulting from (i) a provision of $12.3 million recognized on one commercial loan relationship, (ii) a partial charge-off of $(6.8) million recognized on the same loan, (iii) a decline in peer group loss factors and (iv) portfolio growth; and

•                  A $(3.2) million decrease in the allowance for ACI commercial loans resulting from continued resolutions of impaired loans in this portfolio class and improvements in expected cash flows.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Other Real Estate Owned

The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$76,022	$123,737
Transfers from loan portfolio	24,793	44,182
Sales	(30,642)	(57,422)
Impairment	(1,280)	(3,547)
Balance, end of period	$68,893	$106,950

Covered OREO properties owned by the Company had a carrying value of $68.4 million at March 31, 2013.

OREO consisted of the following types of properties at the dates indicated (in thousands):

	March 31, 2013		December 31, 2012

1-4 single family residential	$46,848	68.0%	$58,848	77.4%
Condominium	12,754	18.5%	12,887	17.0%
Multi-family	135	0.2%	257	0.3%
Commercial real estate	6,392	9.3%	1,512	2.0%
Land	2,764	4.0%	2,518	3.3%
	$68,893	100.0%	$76,022	100.0%

The decrease in OREO reflects continued efforts to resolve non-performing covered assets.  Residential OREO inventory declined to 328 units at March 31, 2013 from 402 units at December 31, 2012.

Other Assets

Other assets increased by $98.5 million from December 31, 2012 to March 31, 2013.  The increase is primarily due to a $32.4 million increase in equipment under operating lease and $51.3 million of proceeds receivable from the sale of investment securities at March 31, 2013.

Deposits

The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,332,461	0.00%	$863,131	0.00%
Interest bearing	544,566	0.50%	474,898	0.65%
Money market	3,169,281	0.53%	2,534,543	0.71%
Savings	975,542	0.42%	1,126,401	0.69%
Time	2,635,152	1.39%	2,578,826	1.52%
	$8,657,002	0.70%	$7,577,799	0.90%

Total deposits increased by $207.4 million to $8.7 billion at March 31, 2013 from $8.5 billion at December 31, 2012. The distribution of deposits reflected in the table above reflects growth in lower rate deposit products, including non-interest bearing demand deposits, consistent with management’s business strategy.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2013 (in thousands):

Three months or less	$284,153
Over three through six months	337,285
Over six through twelve months	534,856
Over twelve months	403,974
$1,560,268

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase and overnight FHLB advances, as of and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Maximum outstanding at any month-end	$1,245	$11,199
Balance outstanding at end of period	$1,245	$11,199
Average outstanding during the period	$14,906	$1,209
Average interest rate during the period	0.42%	0.45%
Average interest rate at end of period	0.45%	0.36%

The Company also utilizes FHLB advances to finance its operations. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances outstanding at March 31, 2013 totaled $2.0 billion, with $665.0 million, $1.05 billion, $125.4 million, $75.0 million and $105.0 million maturing in 2013, 2014, 2015, 2016 and 2017, respectively.

Capital Resources

Stockholders’ equity increased by $37.1 million for the three months ended March 31, 2013 due primarily to the retention of earnings, partially offset by dividends. Stockholders’ equity was impacted to a lesser extent by changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges.

The Federal Reserve Board and OCC regulate all capital distributions by BankUnited to its parent. All quarterly applications to regulatory authorities for the payment of dividends to date have been approved.

Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2013 and December 31, 2012, BankUnited and the Company had capital levels that exceeded the well-capitalized guidelines.

The following table presents the Company’s regulatory capital ratios as of March 31, 2013 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,683,844	13.64%	N/A(1)	N/A (1)	$493,845	4.00%
Tier 1 risk-based capital	$1,683,844	31.14%	$324,477	6.00%	$216,318	4.00%
Total risk based capital	$1,749,598	32.35%	$540,796	10.00%	$432,637	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

Liquidity

Liquidity involves our ability to generate adequate funds to support asset growth, meet deposit withdrawal and other contractual obligations, maintain reserve requirements and otherwise conduct ongoing operations. BankUnited’s liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. If necessary, BankUnited has the ability to raise liquidity through collateralized borrowings, FHLB advances or the sale of available for sale securities. The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 5.0%. At March 31, 2013, BankUnited’s liquid assets divided by total assets was 12.8%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At March 31, 2013, BankUnited exceeded the acceptable limit established by ALCO for this ratio. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At March 31, 2013, BankUnited was within acceptable limits established by ALCO for each of these measures.

As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the bank and access to capital markets. There are regulatory limitations that affect the ability of bank subsidiaries to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at March 31, 2013 due to the extremely low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. At March 31, 2013 the impact on BankUnited’s projected net interest income in a plus 200 basis points scenario was 1.6% in the first twelve months and 9.6% in the second year.

Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at March 31, 2013 due to the current low rate environment.  The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of March 31, 2013, our simulation indicated percentage changes from base EVE of (2.0)%, (4.3)% and (7.0)% in plus 100, 200, and 300 basis point scenarios, respectively.

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

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2013, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $1.2 billion.  The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $42.0 thousand and the aggregate fair value included in other liabilities was $51.0 million.

Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $235.4 million at March 31, 2013. The aggregate fair value of these interest rate swaps included in other assets was $4.9 million and the aggregate fair value included in other liabilities was $4.9 million.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of March 31, 2013 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$302,340	$302,340
Commitments to purchase loans	—	25,401	25,401
Unfunded commitments under lines of credit	63,613	610,702	674,315
Commercial and standby letters of credit	—	28,943	28,943
	$63,613	$967,386	$1,030,999

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2012 Annual Report on Form 10-K.

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

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2013.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of May 2013.

/s/ John A. Kanas
John A. Kanas
Chairman, President and Chief Executive Officer

/s/ Leslie Lunak
Leslie Lunak
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