Form 10-Q
period 2013-06-30
BankUnited, Inc.
filed 2013-08-08
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 5, 2013
Common Stock, $0.01 Par Value	100,708,999 Shares

BankUnited, Inc.

Form 10-Q

For the Quarter Ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS

Cash and due from banks:
Non-interest bearing	$47,160	$61,088
Interest bearing	16,643	21,507
Interest bearing deposits at Federal Reserve Bank	147,237	408,827
Federal funds sold	2,512	3,931
Cash and cash equivalents	213,552	495,353
Investment securities available for sale, at fair value (including covered securities of $214,447 and $226,505)	4,146,283	4,172,412
Non-marketable equity securities	142,391	133,060
Loans held for sale	1,539	2,129
Loans (including covered loans of $1,646,946 and $1,864,375)	6,807,325	5,571,739
Allowance for loan and lease losses	(58,431)	(59,121)
Loans, net	6,748,894	5,512,618
FDIC indemnification asset	1,345,134	1,457,570
Bank owned life insurance	205,856	207,069
Other real estate owned (including covered OREO of $49,571 and $76,022)	50,041	76,022
Deferred tax asset, net	63,833	62,274
Goodwill and other intangible assets	69,413	69,768
Other assets	246,489	187,678
Total assets	$13,233,425	$12,375,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$1,594,003	$1,312,779
Interest bearing	573,169	542,561
Savings and money market	4,176,181	4,042,022
Time	2,687,562	2,640,711
Total deposits	9,030,915	8,538,073
Short-term borrowings	1,644	8,175
Federal Home Loan Bank advances	2,196,605	1,916,919
Other liabilities	151,552	106,106
Total liabilities	11,380,716	10,569,273

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 100,550,397 and 95,006,729 shares issued and outstanding	1,006	950
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; 5,415,794 shares of Series A issued and outstanding at December 31, 2012	—	54
Paid-in capital	1,317,449	1,308,315
Retained earnings	472,190	413,385
Accumulated other comprehensive income	62,064	83,976
Total stockholders’ equity	1,852,709	1,806,680
Total liabilities and stockholders’ equity	$13,233,425	$12,375,953

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income:
Loans	$154,760	$142,621	$299,851	$278,918
Investment securities available for sale	30,196	34,059	60,201	67,098
Other	1,142	1,235	2,421	2,189
Total interest income	186,098	177,915	362,473	348,205
Interest expense:
Deposits	14,158	17,047	29,039	34,007
Borrowings	7,890	15,071	15,597	30,592
Total interest expense	22,048	32,118	44,636	64,599
Net interest income before provision for (recovery of) loan losses	164,050	145,797	317,837	283,606
Provision for (recovery of) loan losses (including $(2,951), $(1,484), $1,849 and $116 for covered loans)	4,881	2,725	16,848	11,492
Net interest income after provision for (recovery of) loan losses	159,169	143,072	300,989	272,114
Non-interest income:
(Amortization) accretion of FDIC indemnification asset	(7,150)	4,294	(9,430)	11,081
Income from resolution of covered assets, net	20,580	14,803	39,770	22,085
Net loss on indemnification asset	(17,683)	(12,537)	(29,370)	(12,403)
FDIC reimbursement of costs of resolution of covered assets	2,261	3,333	5,125	9,849
Service charges and fees	3,379	3,229	6,721	6,345
Gain (loss) on sale of loans, net (including loss related to covered loans of $(4,311) and $(5,082) for the three and six months ended June 30, 2013)	(4,115)	253	(4,701)	509
Gain on investment securities available for sale, net (including loss related to covered securities of $(963) for the three and six months ended June 30, 2013)	3,536	880	5,222	896
Mortgage insurance income	631	2,649	902	6,339
Other non-interest income	4,641	4,762	9,684	13,363
Total non-interest income	6,080	21,666	23,923	58,064
Non-interest expense:
Employee compensation and benefits	43,027	43,951	86,102	90,576
Occupancy and equipment	15,381	13,229	30,423	25,051
Impairment of other real estate owned	419	3,048	1,699	6,595
Gain on sale of other real estate owned	(6,091)	(1,490)	(7,122)	(89)
Other real estate owned expense	1,262	1,161	2,130	3,437
Foreclosure expense	1,994	3,892	2,499	6,611
Deposit insurance expense	1,724	1,946	3,661	3,096
Professional fees	6,959	3,953	12,381	7,602
Telecommunications and data processing	3,484	3,121	6,852	6,351
Other non-interest expense	10,188	10,220	20,231	17,919
Total non-interest expense	78,347	83,031	158,856	167,149
Income before income taxes	86,902	81,707	166,056	163,029
Provision for income taxes	32,894	32,778	63,822	63,828
Net income	54,008	48,929	102,234	99,201
Preferred stock dividends	—	921	—	1,841
Net income available to common stockholders	$54,008	$48,008	$102,234	$97,360
Earnings per common share, basic (see Note 2)	$0.52	$0.48	$1.00	$0.96
Earnings per common share, diluted (see Note 2)	$0.52	$0.48	$0.99	$0.96
Cash dividends declared per common share	$0.21	$0.17	$0.42	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$54,008	$48,929	$102,234	$99,201
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(40,858)	10,243	(34,393)	34,858
Reclassification adjustment for net securities gains realized in income	(2,172)	(540)	(3,208)	(550)
Net change in unrealized gains on securities available for sale	(43,030)	9,703	(37,601)	34,308
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	11,567	(4,567)	9,949	(5,198)
Reclassification adjustment for net losses realized in income	3,163	2,736	5,740	5,457
Net change in unrealized losses on derivative instruments	14,730	(1,831)	15,689	259
Other comprehensive income (loss)	(28,300)	7,872	(21,912)	34,567
Comprehensive income	$25,708	$56,801	$80,322	$133,768

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$102,234	$99,201
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion, net	(203,328)	(238,656)
Provision for loan losses	16,848	11,492
Income from resolution of covered assets, net	(39,770)	(22,085)
Net loss on indemnification asset	29,370	12,403
(Gain) loss on sale of loans, net	4,701	(509)
Increase in cash surrender value of bank owned life insurance	(1,569)	(1,765)
Gain on investment securities available for sale, net	(5,222)	(896)
Gain on sale of other real estate owned	(7,122)	(89)
Equity based compensation	6,663	17,015
Depreciation and amortization	10,193	6,893
Impairment of other real estate owned	1,699	6,595
Deferred income taxes	12,158	(78,384)
Proceeds from sale of loans held for sale	17,927	22,652
Loans originated for sale, net of repayments	(16,956)	(21,224)
Realized tax benefits from dividend equivalents and equity based compensation	(334)	(511)
Gain on acquisition	—	(5,288)
Other:
(Increase) decrease in other assets	6,129	(15,313)
Increase in other liabilities	20,443	38,103
Net cash used in operating activities	(45,936)	(170,366)

Cash flows from investing activities:
Net cash paid in business combination	—	(1,626)
Purchase of investment securities available for sale	(634,827)	(815,844)
Proceeds from repayments of investment securities available for sale	360,834	296,321
Proceeds from sale of investment securities available for sale	241,830	139,254
Maturities and calls of investment securities available for sale	—	16,305
Purchase of non-marketable equity securities	(19,212)	(33,208)
Proceeds from redemption of non-marketable equity securities	9,881	28,173
Purchases of loans	(575,162)	(341,664)
Loan originations, repayments and resolutions, net	(523,352)	(140,272)
Proceeds from sale of loans, net	53,182	—
Decrease in FDIC indemnification asset for claims filed	73,636	336,303
Bank owned life insurance proceeds	2,782	—
Purchase of premises and equipment, net	(12,084)	(15,395)
Acquisition of equipment under operating lease	(47,866)	—
Proceeds from sale of other real estate owned	73,045	110,860
Net cash used in investing activities	(997,313)	(420,793)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	492,879	426,741
Additions to Federal Home Loan Bank advances	1,890,000	1,015,000
Repayments of Federal Home Loan Bank advances	(1,610,000)	(1,015,000)
Increase (decrease) in short-term borrowings	(6,531)	42,375
Increase in advances from borrowers for taxes and insurance	14,330	13,572
Dividends paid	(21,703)	(32,401)
Realized tax benefits from dividend equivalents and equity based compensation	334	511
Exercise of stock options	2,139	763
Net cash provided by financing activities	761,448	451,561
Net decrease in cash and cash equivalents	(281,801)	(139,598)
Cash and cash equivalents, beginning of period	495,353	303,742
Cash and cash equivalents, end of period	$213,552	$164,144

Supplemental disclosure of cash flow information:
Interest paid	$43,579	$74,897
Income taxes paid	$56,680	$112,839

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$41,641	$87,353
Dividends declared, not paid	$21,726	$17,412
Conversion of Series A preferred stock to common stock	$54	$—
Exchange of common stock for Series A preferred stock	$—	$54
Equity consideration issued in business combination	$—	$39,861

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680
Comprehensive income	—	—	—	—	—	102,234	(21,912)	80,322
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—	—	—
Dividends	—	—	—	—	—	(43,429)	—	(43,429)
Equity based compensation	28,763	—	—	—	6,663	—	—	6,663
Forfeiture of unvested shares	(24,610)	—	—	—	—	—	—	—
Exercise of stock options	123,721	2	—	—	2,137	—	—	2,139
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	334	—	—	334
Balance at June 30, 2013	100,550,397	$1,006	—	$—	$1,317,449	$472,190	$62,064	$1,852,709

Balance at December 31, 2011	97,700,829	$977	—	$—	$1,240,068	$276,216	$18,019	$1,535,280
Comprehensive income	—	—	—	—	—	99,201	34,567	133,768
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in acquisition	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(34,947)	—	(34,947)
Equity based compensation	41,760	—	—	—	17,015	—	—	17,015
Forfeiture of unvested shares	(34,015)	—	—	—	—	—	—	—
Exercise of stock options	55,681	—	—	—	763	—	—	763
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	511	—	—	511
Balance at June 30, 2012	94,024,521	$940	5,415,794	$54	$1,298,201	$340,470	$52,586	$1,692,251

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

Note 1   Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of BankUnited, Inc. (“BankUnited, Inc.” or “BKU”), a national bank holding company and its wholly-owned subsidiaries, BankUnited, National Association (“BankUnited” or the “Bank”), and BankUnited Investment Services, Inc. (“BUIS”), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 98 branches located in 15 Florida counties and 4 branches located in the New York metropolitan area as of June 30, 2013. BUIS was a Florida insurance agency providing wealth management and financial planning services. The operations of BUIS were discontinued in May 2013 and were not significant to the consolidated results of operations or financial position of the Company for any period presented.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected in future periods.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

Note 2   Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per common share:
Numerator:
Net income	$54,008	$48,929	$102,234	$99,201
Preferred stock dividends	—	(921)	—	(1,841)
Net income available to common stockholders	54,008	48,008	102,234	97,360
Distributed and undistributed earnings allocated to participating securities	(2,124)	(3,687)	(5,258)	(6,968)
Income allocated to common stockholders for basic earnings per common share	$51,884	$44,321	$96,976	$90,392
Denominator:
Weighted average common shares outstanding	100,484,614	93,994,226	98,315,096	95,190,558
Less average unvested stock awards	(1,104,635)	(1,168,872)	(1,135,499)	(1,405,036)
Weighted average shares for basic earnings per common share	99,379,979	92,825,354	97,179,597	93,785,522
Basic earnings per common share	$0.52	$0.48	$1.00	$0.96
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$51,884	$44,321	$96,976	$90,392
Adjustment for earnings reallocated from participating securities	2	2,583	1,225	10
Income used in calculating diluted earnings per common share	$51,886	$46,904	$98,201	$90,402
Denominator:
Average shares for basic earnings per common share	99,379,979	92,825,354	97,179,597	93,785,522
Dilutive effect of stock options and preferred shares	189,403	5,626,620	2,342,584	189,209
Weighted average shares for diluted earnings per common share	99,569,382	98,451,974	99,522,181	93,974,731
Diluted earnings per common share	$0.52	$0.48	$0.99	$0.96

The following potentially dilutive securities were outstanding at June 30, 2013 and 2012 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unvested shares	1,152,651	654,165	1,152,651	654,165
Stock options and warrants	6,733,410	6,979,788	6,733,410	6,979,788
Convertible preferred shares	—	—	—	5,415,794

Note 3   Investment Securities Available for Sale

Investment securities available for sale consisted of the following at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	June 30, 2013
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,622,608	$42,163	$(7,128)	$1,657,643
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,448	131	(206)	27,373
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	482,344	6,092	(719)	487,717
Private label residential mortgage-backed securities and CMOs	131,644	55,885	(62)	187,467	171,011	1,310	(2,325)	169,996
Private label commercial mortgage-backed securities	—	—	—	—	568,326	7,842	(12,757)	563,411
Collateralized loan obligations	—	—	—	—	373,743	1,080	(175)	374,648
Non-mortgage asset-backed securities	—	—	—	—	159,525	5,969	(1)	165,493
Mutual funds and preferred stocks	15,419	4,131	(111)	19,439	125,157	5,279	(762)	129,674
State and municipal obligations	—	—	—	—	23,836	163	(48)	23,951
Small Business Administration securities	—	—	—	—	317,995	13,935	—	331,930
Other debt securities	3,511	4,030	—	7,541	—	—	—	—
	$150,574	$64,046	$(173)	$214,447	$3,871,993	$83,964	$(24,121)	$3,931,836

	December 31, 2012
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725
	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907

At June 30, 2013, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$520,481	$541,516
Due after one year through five years	1,972,658	2,029,229
Due after five years through ten years	1,140,425	1,162,982
Due after ten years	248,427	263,443
Mutual funds and preferred stocks with no stated maturity	140,576	149,113
	$4,022,567	$4,146,283

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2013 was 4.3 years. The effective duration of the investment portfolio as of June 30, 2013 was 1.8 years. The model results are based on assumptions that may differ from actual results.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $0.8 billion and $0.9 billion at June 30, 2013 and December 31, 2012, respectively.

The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Proceeds from sale of investment securities available for sale	$122,515	$133,406	$241,830	$139,254

Gross realized gains	$4,501	$1,176	$6,190	$1,194
Gross realized losses	(2)	(296)	(5)	(298)
Net realized gain	4,499	880	6,185	896
Other-than-temporary impairment (“OTTI”)	(963)	—	(963)	—
Gain on investment securities available for sale, net	$3,536	$880	$5,222	$896

During the three months ended June 30, 2013, OTTI was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security is covered under the Loss Sharing Agreements, therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on indemnification asset”.

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions, at the dates indicated (in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$364,614	$(7,128)	$—	$—	$364,614	$(7,128)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	17,694	(206)	—	—	17,694	(206)
Re-Remics	146,501	(719)	—	—	146,501	(719)
Private label residential mortgage-backed securities and CMOs	81,510	(2,325)	1,395	(62)	82,905	(2,387)
Private label commercial mortgage-backed securities	277,429	(12,757)	—	—	277,429	(12,757)
Collateralized loan obligations	103,850	(175)	—	—	103,850	(175)
Non-mortgage asset-backed securities	2,001	(1)	—	—	2,001	(1)
Mutual funds and preferred stocks	48,874	(873)	—	—	48,874	(873)
State and municipal obligations	5,858	(48)	—	—	5,858	(48)
	$1,048,331	$(24,232)	$1,395	$(62)	$1,049,726	$(24,294)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

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

The Company monitors its investment securities available for sale for OTTI on an individual security basis.  As discussed above, one security was determined to be other than temporarily impaired during the three months ended June 30, 2013.  No securities were determined to be other than temporarily impaired during the six months ended June 30, 2012. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2013, 75 securities were in unrealized loss positions. Generally, increases in unrealized losses on investment securities available for sale arising during the three months ended June 30, 2013 were attributable to an increase in medium and long-term market interest rates during the period and in certain cases, corresponding increases in liquidity premiums in response to rate volatility.  The amount of impairment related to 18 of these securities was considered insignificant, totaling approximately $41 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities:

At June 30, 2013, 12 U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities were in unrealized loss positions. All of these securities had been in unrealized loss positions for three months or less.  The amount of impairment of each of the individual securities was 3% or less of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

Private label residential mortgage-backed securities and CMOs and Re-Remics:

At June 30, 2013, 22 private label residential mortgage-backed securities and Re-Remics were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses related to any of these securities as of June 30, 2013.  Eighteen of the securities had been in unrealized loss positions for two months or less and three for eight months or less.  These securities evidenced unrealized losses ranging from less than 1% to 5% of amortized cost.  The remaining security had been in an unrealized loss position for 24 months and evidenced an unrealized loss of 6% of amortized cost.  The market for this security is thin and the market price is adversely affected by lack of liquidity.  This bond is considered an odd lot which can be detrimental to potential bids for the security. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Private label commercial mortgage-backed securities:

At June 30, 2013, nine private label commercial mortgage-backed securities were in unrealized loss positions.  Eight of these securities had been in unrealized loss positions for two months and one for six months; the amount of impairment ranged from 1% to 7% of amortized cost.  These securities were assessed for OTTI using

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Securities in this class generally have longer durations than the portfolio as a whole, so were more significantly impacted by the increase in rates.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Collateralized loan obligations:

At June 30, 2013, two collateralized loan obligations were in unrealized loss positions.  These securities had been in unrealized loss positions for two months or less and the amount of impairment was less than 1% of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Mutual funds:

At June 30, 2013, three investments in one mutual fund were in unrealized loss positions.  These investments had been in unrealized loss positions for two months or less and the amount of impairment was less than 4% of amortized cost. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government.  Given the limited severity and duration of impairment, the impairments were considered to be temporary.

Preferred stocks:

At June 30, 2013, one investment in U.S. Government sponsored enterprise preferred stock and six investments in financial institution preferred stock were in unrealized loss positions.  These securities had been in unrealized loss positions for three months or less.  Given the limited duration and results of the Company’s analysis of the financial condition of the issuer of the financial institution preferred stocks, the impairments were considered to be temporary.

State and municipal obligations:

At June 30, 2013, two municipal securities were in unrealized loss positions. These securities had been in unrealized loss positions for 11 months or less and the amount of impairment was less than 4% of amortized cost. Given the limited duration and severity of impairments, the results of the Company’s analysis of the issuers and the ratings of the securities, the impairments were considered to be temporary.

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

Loans consisted of the following at the dates indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	June 30, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,168,221	$82,632	$—	$1,335,001	$2,585,854	38.0%
Home equity loans and lines of credit	46,121	143,185	—	1,474	190,780	2.8%
	1,214,342	225,817	—	1,336,475	2,776,634	40.8%
Commercial:
Multi-family	37,324	673	8,029	425,151	471,177	6.9%
Commercial real estate	152,311	383	5,223	1,219,487	1,377,404	20.3%
Construction and land	11,155	808	—	66,875	78,838	1.2%
Commercial and industrial	11,301	7,697	—	1,713,783	1,732,781	25.5%
Lease financing	—	—	—	265,185	265,185	3.9%
	212,091	9,561	13,252	3,690,481	3,925,385	57.8%
Consumer	1,848	—	—	94,094	95,942	1.4%
Total loans	1,428,281	235,378	13,252	5,121,050	6,797,961	100.0%
Premiums, discounts and deferred fees and costs, net	—	(16,713)	—	26,077	9,364
Loans net of premiums, discounts, deferred fees and costs	1,428,281	218,665	13,252	5,147,127	6,807,325
Allowance for loan and lease losses	(4,304)	(13,908)	—	(40,219)	(58,431)
Loans, net	$1,423,977	$204,757	$13,252	$5,106,908	$6,748,894

	December 31, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%
	1,352,608	251,129	—	922,667	2,526,404	45.3%
Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate	173,732	910	4,087	794,706	973,435	17.5%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%
	262,552	14,082	4,087	2,735,221	3,015,942	54.1%
Consumer	2,239	—	—	33,526	35,765	0.6%
Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)
Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)
Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

At June 30, 2013 and December 31, 2012, the unpaid principal balance (“UPB”) of ACI loans was $3.7 billion and $4.2 billion, respectively.

During the three and six months ended June 30, 2013 and 2012, the Company purchased 1-4 single family residential loans totaling $347.8 million, $575.2 million, $175.8 million, and $341.7 million, respectively.

At June 30, 2013, the Company had pledged real estate loans with UPB of approximately $5.2 billion and carrying amounts of approximately $3.3 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

During the periods indicated, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Unpaid principal balance of loans sold	$69,980	$102,238

Cash proceeds, net of transaction costs	$36,451	$53,182
Carrying value of loans sold	25,238	32,502
Net pre-tax impact on earnings, excluding gain on indemnification asset	$11,213	$20,680

Loss on sale of covered loans	$(4,311)	$(5,082)
Proceeds recorded in interest income	15,524	25,762
	$11,213	$20,680

Gain on indemnification asset	$4,952	$6,168

The Company did not sell any covered loans during the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, loans with UPB of $29.9 million and $49.9 million, respectively, were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool were recorded in interest income. The loss on the sale of loans from the remaining pools, representing the difference between the carrying amount and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income. These losses were mitigated by increases in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on indemnification asset.” Reimbursements from the FDIC under the terms of the Loss Sharing Agreements are calculated based on UPB rather than on the carrying value of the loans; therefore the amount of gain on indemnification asset reflected in the table above also includes amounts reimbursable from the FDIC related to loans sold from the pool with a zero carrying value.

Allowance for loan and lease losses

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2013				June 30, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$19,612	$40,874	$537	$61,023	$14,706	$41,725	$43	$56,474
Provision for (recovery of) loan losses:
ACI loans	—	(195)	—	(195)	—	(1,771)	—	(1,771)
Non-ACI loans	(1,108)	(1,648)	—	(2,756)	852	(565)	—	287
New loans	341	7,177	314	7,832	2,170	2,049	(10)	4,209
Total provision	(767)	5,334	314	4,881	3,022	(287)	(10)	2,725
Charge-offs:
ACI loans	—	(291)	—	(291)	—	(1,735)	—	(1,735)
Non-ACI loans	(734)	(67)	—	(801)	(1,397)	(37)	—	(1,434)
New loans	—	(7,976)	(61)	(8,037)	—	(533)	—	(533)
Total charge-offs	(734)	(8,334)	(61)	(9,129)	(1,397)	(2,305)	—	(3,702)
Recoveries:
Non-ACI loans	4	1,542	—	1,546	—	110	—	110
New loans	—	98	12	110	—	27	1	28
Total recoveries	4	1,640	12	1,656	—	137	1	138
Ending balance	$18,115	$39,514	$802	$58,431	$16,331	$39,270	$34	$55,635

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	Six Months Ended
	June 30, 2013				June 30, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$19,164	$39,543	$414	$59,121	$10,175	$38,176	$51	$48,402
Provision for (recovery of) loan losses:
ACI loans	—	(1,598)	—	(1,598)	—	(2,782)	—	(2,782)
Non-ACI loans	6,056	(2,609)	—	3,447	4,642	(1,744)	—	2,898
New loans	(5,386)	19,948	437	14,999	3,412	7,983	(19)	11,376
Total provision	670	15,741	437	16,848	8,054	3,457	(19)	11,492
Charge-offs:
ACI loans	—	(2,117)	—	(2,117)	—	(2,465)	—	(2,465)
Non-ACI loans	(1,734)	(172)	—	(1,906)	(1,900)	(140)	—	(2,040)
New loans	—	(16,170)	(81)	(16,251)	—	(1,116)	—	(1,116)
Total charge-offs	(1,734)	(18,459)	(81)	(20,274)	(1,900)	(3,721)	—	(5,621)
Recoveries:
Non-ACI loans	15	2,478	—	2,493	2	1,276	—	1,278
New loans	—	211	32	243	—	82	2	84
Total recoveries	15	2,689	32	2,736	2	1,358	2	1,362
Ending balance	$18,115	$39,514	$802	$58,431	$16,331	$39,270	$34	$55,635

The impact of provisions for (recoveries of) losses on covered loans is significantly mitigated by increases (decreases) in the FDIC indemnification asset, recorded in the consolidated statement of income line item “Net loss on indemnification asset.” Increases (decreases) in the FDIC indemnification asset of $(2.3) million and $1.4 million were reflected in non-interest income for the three and six months ended June 30, 2013, respectively, and $(0.9) million and $0.7 million for the three and six months ended June 30, 2012, respectively, related to the provision for (recovery of) loan losses on covered loans, including both ACI and non-ACI loans.

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	June 30, 2013				December 31, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$18,115	$39,514	$802	$58,431	$19,164	$39,543	$414	$59,121
Ending balance: non-ACI and new loans individually evaluated for impairment	$921	$2,624	$—	$3,545	$984	$1,533	$—	$2,517
Ending balance: non-ACI and new loans collectively evaluated for impairment	$17,194	$32,586	$802	$50,582	$18,180	$29,991	$414	$48,585
Ending balance: ACI	$—	$4,304	$—	$4,304	$—	$8,019	$—	$8,019
Ending balance: non-ACI	$13,408	$500	$—	$13,908	$9,071	$803	$—	$9,874
Ending balance: new loans	$4,707	$34,710	$802	$40,219	$10,093	$30,721	$414	$41,228
Loans:
Ending balance (1)	$2,776,634	$3,925,385	$95,942	$6,797,961	$2,526,404	$3,015,942	$35,765	$5,578,111
Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$6,460	$21,666	$—	$28,126	$5,302	$24,698	$—	$30,000
Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$1,555,832	$3,678,376	$94,094	$5,328,302	$1,168,494	$2,724,605	$33,526	$3,926,625
Ending balance: ACI loans	$1,214,342	$225,343	$1,848	$1,441,533	$1,352,608	$266,639	$2,239	$1,621,486

(1) Ending balance of loans is before premiums, discounts, deferred fees and costs.

Credit quality information - New and non-ACI loans

Commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $750,000 as well as loans that have been modified in troubled debt restructurings (“TDRs”) are individually evaluated for impairment.  The tables below present information about new and non-ACI loans individually evaluated for impairment and identified as impaired at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
New loans:
With no specific allowance recorded:
Multi-family	$—	$—	$—	$3,649	$3,649	$—
Commercial real estate	1,513	1,513	—	1,564	1,564	—
Commercial and industrial	2,103	2,102	—	9,858	9,860	—
With a specific allowance recorded:
Commercial and industrial	14,227	14,241	1,906	4,377	4,381	649
Lease financing	1,511	1,511	718	1,677	1,677	884
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	19,354	19,367	2,624	21,125	21,131	1,533
	$19,354	$19,367	$2,624	$21,125	$21,131	$1,533
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$351	$422	$—	$375	$446	$—
Home equity loans and lines of credit	1,545	1,574	—	176	179	—
Commercial real estate	—	—	—	59	59	—
Commercial and industrial	2,296	2,299	—	3,506	3,508	—
With a specific allowance recorded:
1-4 single family residential	3,553	4,265	869	3,577	4,252	970
Home equity loans and lines of credit	196	199	52	417	425	14
Total:
Residential	$5,645	$6,460	$921	$4,545	$5,302	$984
Commercial	2,296	2,299	—	3,565	3,567	—
	$7,941	$8,759	$921	$8,110	$8,869	$984

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

The following table presents the average recorded investment in impaired new and non-ACI loans for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$—	$3,930	$—	$2,398	$—	$3,937	$—	$2,106
Home equity loans and lines of credit	—	1,616	—	—	—	1,275	—	—
	—	5,546	—	2,398	—	5,212	—	2,106
Commercial:
Multi-family	—	—	7,878	—	1,216	—	5,252	—
Commercial real estate	1,524	—	2,413	128	1,537	20	1,608	183
Construction and land	—	—	310	—	—	—	317	1,790
Commercial and industrial	18,361	2,312	9,323	4,852	16,985	2,710	6,459	3,235
Lease financing	1,511	—	—	—	1,566	—	—	—
	21,396	2,312	19,924	4,980	21,304	2,730	13,636	5,208
	$21,396	$7,858	$19,924	$7,378	$21,304	$7,942	$13,636	$7,314

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

The following table presents the carrying amount of new and non-ACI loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2013		December 31, 2012
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$85	$1,953	$155	$2,678
Home equity loans and lines of credit	—	8,150	—	9,767
	85	10,103	155	12,445
Commercial:
Commercial real estate	2,050	55	1,619	59
Construction and land	261	—	278	—
Commercial and industrial	16,824	3,167	11,907	4,530
Lease financing	1,542	—	1,719	—
	20,677	3,222	15,523	4,589
	$20,762	$13,325	$15,678	$17,034

New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.6 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively.  The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.

The following tables summarize new and non-ACI loans that were modified in TDRs during the periods indicated, as well as new and non-ACI loans modified during the twelve months preceding June 30, 2013 and 2012, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial and industrial	—	$—	—	$—	1	$42	1	$245
	—	$—	—	$—	1	$42	1	$245
Non-ACI loans:
1-4 single family residential	—	$—	—	$—	2	$1,832	—	$—
Home equity loans and lines of credit	2	299	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	1	10	—	—
	2	$299	—	$—	3	$1,842	—	$—

	Six Months Ended June 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Multi-family	—	$—	—	$—	1	$3,676	—	$—
Commercial and industrial	1	513	—	—	3	1,011	1	245
	1	$513	—	$—	4	$4,687	1	$245
Non-ACI loans:
1-4 single family residential	2	$333	1	$166	2	$1,832	—	$—
Home equity loans and lines of credit	3	1,148	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	1	10	—	—
	5	$1,481	1	$166	3	$1,842	—	$—

Modifications during the three and six month periods ended June 30, 2013 and 2012 included restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at June 30, 2013 and 2012.

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

The following tables summarize key indicators of credit quality for the Company’s new and non-ACI loans at the dates indicated. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	June 30, 2013		December 31, 2012
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$1,347,417	$1,474	$927,859	$1,811
Past due less than 90 days	11,177	—	7,619	143
Past due 90 days or more	381	—	193	—
	$1,358,975	$1,474	$935,671	$1,954
Non-ACI loans:
Current	$65,803	$128,708	$71,096	$140,975
Past due less than 90 days	900	3,747	5,057	4,005
Past due 90 days or more	2,127	8,150	2,431	9,767
	$68,830	$140,605	$78,584	$154,747

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	June 30, 2013				December 31, 2012
	FICO				FICO
LTV	740 or less	741 - 760	761 or greater	Total	740 or less	741 - 760	761 or greater	Total
60% or less	$65,822	$59,978	$338,016	$463,816	$62,433	$35,761	$217,249	$315,443
60% - 70%	47,004	58,117	254,862	359,983	29,138	41,863	159,068	230,069
70% - 80%	63,215	86,562	341,943	491,720	55,319	54,367	256,605	366,291
80% or more	31,007	2,928	9,521	43,456	18,327	1,200	4,341	23,868
	$207,048	$207,585	$944,342	$1,358,975	$165,217	$133,191	$637,263	$935,671

Consumer credit exposure, based on delinquency status:

	June 30, 2013	December 31, 2012
New loans:
Current	$96,872	$33,488
Past due less than 90 days	167	54
	$97,039	$33,542

Commercial credit exposure, based on internal risk rating:

	June 30, 2013
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$420,849	$1,211,360	$66,401	$1,679,836	$265,815	$3,644,261
Special mention	3,086	2,129	—	3,588	—	8,803
Substandard	1,117	4,441	261	24,400	917	31,136
Doubtful	—	51	—	4,762	626	5,439
	$425,052	$1,217,981	$66,662	$1,712,586	$267,358	$3,689,639
Non-ACI loans:
Pass	$670	$326	$761	$4,215	$—	$5,972
Substandard	—	55	—	2,687	—	2,742
Doubtful	—	—	—	516	—	516
	$670	$381	$761	$7,418	$—	$9,230

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

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

The following table presents an aging of loans in the new and non-ACI portfolios at the dates indicated. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

	June 30, 2013					December 31, 2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$1,347,417	$10,891	$286	$381	$1,358,975	$927,859	$7,458	$161	$193	$935,671
Home equity loans and lines of credit	1,474	—	—	—	1,474	1,811	143	—	—	1,954
Multi-family	425,052	—	—	—	425,052	306,481	—	—	—	306,481
Commercial real estate	1,216,061	1,920	—	—	1,217,981	793,105	—	—	—	793,105
Construction and land	66,662	—	—	—	66,662	72,002	—	—	—	72,002
Commercial and industrial	1,691,754	684	7,141	13,007	1,712,586	1,322,937	7,147	192	2,505	1,332,781
Lease financing	267,358	—	—	—	267,358	227,741	—	—	—	227,741
Consumer	96,872	96	71	—	97,039	33,488	9	45	—	33,542
	$5,112,650	$13,591	$7,498	$13,388	$5,147,127	$3,685,424	$14,757	$398	$2,698	$3,703,277

Non-ACI loans:
1-4 single family residential	$65,803	$900	$—	$2,127	$68,830	$71,096	$4,448	$609	$2,431	$78,584
Home equity loans and lines of credit	128,708	2,562	1,185	8,150	140,605	140,975	2,170	1,835	9,767	154,747
Multi-family	670	—	—	—	670	712	—	—	—	712
Commercial real estate	381	—	—	—	381	910	—	—	—	910
Construction and land	761	—	—	—	761	775	—	—	—	775
Commercial and industrial	4,640	—	—	2,778	7,418	7,164	27	12	4,045	11,248
	$200,963	$3,462	$1,185	$13,055	$218,665	$221,632	$6,645	$2,456	$16,243	$246,976

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed carrying value. Changes in the accretable yield on ACI loans for the six months ended June 30, 2013 and the year ended December 31, 2012 were as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

Balance, December 31, 2011	$1,523,615
Reclassifications from non-accretable difference	206,934
Accretion	(444,483)
Balance, December 31, 2012	1,286,066
Reclassifications from non-accretable difference	163,039
Accretion	(211,219)
Balance, June 30, 2013	$1,237,886

Accretable yield at June 30, 2013 included expected cash flows of $73.9 million from a pool of 1-4 single family residential loans whose carrying value had been reduced to zero.  The UPB of loans remaining in this pool was $134.9 million at June 30, 2013.

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

	June 30, 2013			December 31, 2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate	$362	$429	$—	$104	$171	$—
Construction and land	546	628	—	512	669	—
Commercial and industrial	—	—	—	188	188	—
With a specific allowance recorded:
Multi-family	3,067	3,212	280	6,626	7,043	504
Commercial real estate	19,668	21,580	2,755	23,696	27,357	5,400
Construction and land	2,296	2,535	340	4,874	6,567	350
Commercial and industrial	6,082	6,435	929	7,580	7,959	1,765
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	32,021	34,819	4,304	43,580	49,954	8,019
	$32,021	$34,819	$4,304	$43,580	$49,954	$8,019

The following table presents the average recorded investment in impaired ACI loans or pools for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial:
Multi-family	$5,401	$16,584	$5,809	$14,771
Commercial real estate	27,856	47,764	26,504	48,468
Construction and land	4,378	17,355	4,714	17,104
Commercial and industrial	6,225	13,826	6,739	14,855
	$43,860	$95,529	$43,766	$95,198

The following table summarizes ACI loans that were modified in TDRs during the periods indicated, as well as ACI loans modified during the twelve months preceding June 30, 2013 and 2012, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	—	$—	1	$135	2	$433	1	$327
Commercial and industrial	—	—	—	—	2	381	—	—
	—	$—	1	$135	4	$814	1	$327

	Six Months Ended June 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$1,271	1	$135	2	$433	1	$327
Commercial and industrial	1	168	—	—	3	403	—	—
	4	$1,439	1	$135	5	$836	1	$327

Modifications during the three and six month periods ended June 30, 2013 and 2012 included restructurings of the amount and timing of payments, extensions of maturity and modifications of interest rates. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

The following tables summarize key indicators of credit quality for the Company’s ACI loans at the dates indicated (in thousands):

Residential credit exposure, based on delinquency status:

	June 30, 2013		December 31, 2012
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$1,026,676	$39,233	$1,093,363	$43,226
Past due less than 90 days	47,366	1,446	63,435	1,818
Past due 90 days or more	94,179	5,442	143,311	7,455
	$1,168,221	$46,121	$1,300,109	$52,499

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

Consumer credit exposure, based on delinquency status:

	June 30,	December 31,
	2013	2012
Current	$1,810	$2,190
Past due less than 90 days	11	17
Past due 90 days or more	27	32
	$1,848	$2,239

Commercial credit exposure, based on internal risk rating:

	June 30, 2013
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total
Pass	$32,312	$107,342	$7,229	$5,419	$152,302
Special mention	441	4,338	—	—	4,779
Substandard	12,600	45,772	3,926	5,793	68,091
Doubtful	—	82	—	89	171
	$45,353	$157,534	$11,155	$11,301	$225,343

	December 31, 2012
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total
Pass	$36,068	$118,397	$6,937	$6,183	$167,585
Special mention	381	4,615	—	—	4,996
Substandard	19,699	54,794	11,127	8,198	93,818
Doubtful	—	13	—	227	240
	$56,148	$177,819	$18,064	$14,608	$266,639

The following table presents an aging of loans in the ACI portfolio at the dates indicated (in thousands):

	June 30, 2013					December 31, 2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1-4 single family residential	$1,026,676	$37,559	$9,807	$94,179	$1,168,221	$1,093,363	$47,529	$15,906	$143,311	$1,300,109
Home equity loans and lines of credit	39,233	1,049	397	5,442	46,121	43,226	1,254	564	7,455	52,499
Multi-family	42,802	—	—	2,551	45,353	47,474	45	—	8,629	56,148
Commercial real estate	153,269	488	11	3,766	157,534	171,908	2,075	447	3,389	177,819
Construction and land	7,862	—	—	3,293	11,155	9,257	—	—	8,807	18,064
Commercial and industrial	7,779	539	22	2,961	11,301	7,762	1,951	17	4,878	14,608
Consumer	1,810	5	6	27	1,848	2,190	10	7	32	2,239
	$1,279,431	$39,640	$10,243	$112,219	$1,441,533	$1,375,180	$52,864	$16,941	$176,501	$1,621,486

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $99.6 million and $150.8 million at June 30, 2013 and December 31, 2012, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $12.6 million and $25.7 million at June 30, 2013 and December 31, 2012, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

Note 5   FDIC Indemnification Asset

The FDIC indemnification asset was originally recognized at an amount equal to the present value of estimated future payments to be received from the FDIC under the terms of the Loss Sharing Agreements.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or, for the non-residential portfolio, charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of income line item “Income from resolution of covered assets, net.” Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the statement of income line item “Net loss on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

Conversely, increases in future expected cash flows from the covered assets are recognized prospectively as adjustments to the yield on those assets.  Those increases in expected cash flows from the assets result in decreases in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements, which are also recognized prospectively, as an adjustment of the amount of accretion or amortization of the FDIC indemnification asset.

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$2,951	$(2,349)	$602	$1,484	$(922)	$562
Income from resolution of covered assets, net	20,580	(16,714)	3,866	14,803	(12,923)	1,880
Loss on sale of covered loans	(4,311)	4,952	641	—	—	—
OTTI on covered investment securities available for sale	(963)	770	(193)	—	—	—
Gain on sale of OREO	6,091	(4,677)	1,414	1,490	(1,130)	360
Impairment of OREO	(419)	335	(84)	(3,048)	2,438	(610)
	$23,929	$(17,683)	$6,246	$14,729	$(12,537)	$2,192

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,849)	$1,394	$(455)	$(116)	$673	$557
Income from resolution of covered assets, net	39,770	(33,558)	6,212	22,085	(18,375)	3,710
Loss on sale of covered loans	(5,082)	6,168	1,086	—	—	—
OTTI on covered investment securities available for sale	(963)	770	(193)	—	—	—
Gain on sale of OREO	7,122	(5,502)	1,620	89	23	112
Impairment of OREO	(1,699)	1,358	(341)	(6,595)	5,276	(1,319)
	$37,299	$(29,370)	$7,929	$15,463	$(12,403)	$3,060

Changes in the FDIC indemnification asset for the six months ended June 30, 2013 and for the year ended December 31, 2012, were as follows (in thousands):

Balance, December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)
Balance, December 31, 2012	1,457,570
Amortization	(9,430)
Reduction for claims filed	(73,636)
Net loss on indemnification asset	(29,370)
Balance, June 30, 2013	$1,345,134

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three months ended June 30, 2013 and 2012, non-interest expense included approximately $2.6 million and $5.1 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the same periods in 2013 and 2012, claims of $2.3 million and $3.3 million, respectively, were submitted to the FDIC for reimbursement.  For the six months ended June 30, 2013 and 2012, non-interest expense included approximately $4.0 million and $10.0 million, respectively, of expenses subject to reimbursement at the 80% level, and claims of $5.1 million and $9.8 million, respectively, were submitted to the FDIC for reimbursement.  As of June 30, 2013, $14.5 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods.

Note 6   Income Taxes

The Company’s effective income tax rate of 37.9% and 38.4%, respectively, for the three and six months ended June 30, 2013 differed from the statutory federal income tax rate primarily due to the impact of state income taxes. For the three and six months ended June 30, 2012 the effective income tax rate of 40.1% and 39.2% differed from the statutory federal income tax rate primarily due to the impact of state income taxes and non-deductible equity based compensation expense. In addition, the effective tax rate for the six months ended June 30, 2012 was impacted by a nontaxable gain on the acquisition of Herald.

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

June 30, 2013

subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings.

The Company also enters into interest rate derivative contracts with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the six months ended June 30, 2013 and 2012 was not material.

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

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2013
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	2.4	$225,000	Other liabilities	$—	$(14,262)
Purchased interest rate forward-starting swaps	Variability of interest cash flows on variable rate borrowings	1.82%	3-Month Libor	4.6	1,080,000	Other assets / Other liabilities	14,828	(28,885)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.02%	Indexed to 1-month Libor	5.0	204,690	Other assets / Other liabilities	663	(3,653)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.02%	5.0	204,690	Other assets / Other liabilities	3,653	(663)
					$1,714,380		$19,144	$(47,463)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

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

The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(5,149)	$(4,454)	$(9,345)	$(8,883)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$—	$—

During the six months ended June 30, 2013 and 2012, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2013, the amount expected to be reclassified from AOCI into income during the next twelve months was $21.1 million.

Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds, upon the initiation of other defined regulatory actions or upon suspension or withdrawal of the Bank’s credit rating. Currently, there are no circumstances that would trigger these provisions of the agreements. Information on interest rate swaps subject to master netting agreements is as follows for the dates indicated (in thousands):

	June 30, 2013
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Offset in Balance Sheet	Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$15,491	$—	$15,491	$(13,262)	$—	$2,229
Derivative liabilities	(46,800)	—	(46,800)	13,262	33,538	—
	$(31,309)	$—	$(31,309)	$—	$33,538	$2,229

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	December 31, 2012
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Offset in Balance Sheet	Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount

Derivative liabilities	$(55,712)	$—	$(55,712)	$—	$55,712	$—
	$(55,712)	$—	$(55,712)	$—	$55,712	$—

The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.

At June 30, 2013, investment securities available for sale with a carrying amount of $53.9 million and cash on deposit of $11.6 million were pledged as collateral for these interest rate swaps. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at June 30, 2013.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $11.1 million and $8.0 million at June 30, 2013 and December 31, 2012, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $1.5 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at June 30, 2013 and December 31, 2012.

Note 8   Stockholders’ Equity

In February 2012, the Company created a series of 5,416,000 shares of preferred stock designated “Series A Nonvoting Convertible Preferred Stock”, par value $0.01 per share.  The preferred stock ranked pari passu with the Company’s common stock with respect to the payment of dividends or distributions and had a liquidation preference of $0.01 per share. In March 2013, each share of preferred stock outstanding was converted into one share of common stock. Following the conversion, the preferred stock resumed the status of authorized and unissued preferred stock, undesignated as to series and available for future issuance.

Accumulated Other Comprehensive Income

Changes in AOCI for the periods indicated are summarized as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	Three Months Ended June 30,
	2013			2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(66,509)	$25,651	$(40,858)	$16,676	$(6,433)	$10,243
Amounts reclassified to gain on investment securities available for sale, net	(3,536)	1,364	(2,172)	(880)	340	(540)
Net change in unrealized gains on securities available for sale	(70,045)	27,015	(43,030)	15,796	(6,093)	9,703
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	18,831	(7,264)	11,567	(7,435)	2,868	(4,567)
Amounts reclassified to interest expense on deposits	1,255	(484)	771	1,213	(468)	745
Amounts reclassified to interest expense on borrowings	3,894	(1,502)	2,392	3,241	(1,250)	1,991
Net change in unrealized losses on derivative instruments	23,980	(9,250)	14,730	(2,981)	1,150	(1,831)
Other comprehensive income (loss)	$(46,065)	$17,765	$(28,300)	$12,815	$(4,943)	$7,872

	Six Months Ended June 30,
	2013			2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(55,949)	$21,556	$(34,393)	$56,749	$(21,891)	$34,858
Amounts reclassified to gain on investment securities available for sale, net	(5,222)	2,014	(3,208)	(896)	346	(550)
Net change in unrealized gains on securities available for sale	(61,171)	23,570	(37,601)	55,853	(21,545)	34,308
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	16,197	(6,248)	9,949	(8,462)	3,264	(5,198)
Amounts reclassified to interest expense on deposits	2,496	(963)	1,533	2,427	(936)	1,491
Amounts reclassified to interest expense on borrowings	6,849	(2,642)	4,207	6,457	(2,491)	3,966
Net change in unrealized losses on derivative instruments	25,542	(9,853)	15,689	422	(163)	259
Other comprehensive income (loss)	$(35,629)	$13,717	$(21,912)	$56,275	$(21,708)	$34,567

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on	Unrealized Losses
	Investment Securities	on Derivative
	Available for Sale	Instruments	Total

Balance, December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive income	(37,601)	15,689	(21,912)
Balance, June 30, 2013	$75,998	$(13,934)	$62,064

Balance, December 31, 2011	$55,172	$(37,153)	$18,019
Other comprehensive income	34,308	259	34,567
Balance, June 30, 2012	$89,480	$(36,894)	$52,586

Note 9   Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

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

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,657,643	$—	$1,657,643
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	27,373	—	27,373
Re-Remics	—	487,717	—	487,717
Private label residential mortgage-backed securities and CMOs	—	137,749	219,714	357,463
Private label commercial mortgage-backed securities	—	563,411	—	563,411
Collateralized loan obligations	—	374,648	—	374,648
Non-mortgage asset-backed securities	—	165,493	—	165,493
Mutual funds and preferred stocks	149,112	1	—	149,113
State and municipal obligations	—	23,951	—	23,951
Small Business Administration securities	—	331,930	—	331,930
Other debt securities	—	3,190	4,351	7,541
Derivative assets	—	19,144	91	19,235
Total assets at fair value	$149,112	$3,792,250	$224,156	$4,165,518
Derivative liabilities	$—	$47,463	$45	$47,508
Total liabilities at fair value	$—	$47,463	$45	$47,508

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury and Government agency securities	$20,141	$15,013	$—	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,584,523	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	60,416	—	60,416
Re-Remics	—	585,042	—	585,042
Private label residential mortgage-backed securities and CMOs	—	205,027	243,058	448,085
Private label commercial mortgage-backed securities	—	433,092	—	433,092
Collateralized loan obligations	—	253,188	—	253,188
Non-mortgage asset-backed securities	—	241,346	—	241,346
Mutual funds and preferred stocks	149,279	374	—	149,653
State and municipal obligations	—	25,353	—	25,353
Small Business Administration securities	—	339,610	—	339,610
Other debt securities	—	12,777	4,173	16,950
Derivative assets	—	4,908	—	4,908
Total assets at fair value	$169,420	$3,760,669	$247,231	$4,177,320
Derivative liabilities	$—	$55,712	$29	$55,741
Total liabilities at fair value	$—	$55,712	$29	$55,741

There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2013 and 2012.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	Three Months Ended June 30, 2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities

Balance at beginning of period	$235,205	$4,115	$18	$(22)
Gains (losses) for the period included in:
Net income	—	—	73	(23)
Other comprehensive income	(4,706)	254	—	—
Premium and discount (amortization) accretion	2,572	15	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(13,357)	(33)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$219,714	$4,351	$91	$(45)

	Three Months Ended June 30, 2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivative Liabilities

Balance at beginning of period	$444,417	$78,010	$3,315	$(37)
Gains (losses) for the period included in:
Net income	—	—	—	33
Other comprehensive income	(1,922)	49	426	—
Premium and discount (amortization) accretion	5,915	106	16	—
Purchases or issuances	71,129	—	—	—
Sales	—	—	—	—
Settlements	(31,549)	(2,971)	(21)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$487,990	$75,194	$3,736	$(4)

	Six Months Ended June 30, 2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities

Balance at beginning of period	$243,058	$4,173	$—	$(29)
Gains (losses) for the period included in:
Net income	—	—	91	(16)
Other comprehensive income	(2,686)	430	—	—
Premium and discount (amortization) accretion	4,958	30	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(25,616)	(282)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$219,714	$4,351	$91	$(45)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

	Six Months Ended June 30, 2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivative Liabilities

Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains (losses) for the period included in:
Net income	—	—	—	(4)
Other comprehensive income	6,150	377	588	—
Premium and discount (amortization) accretion	7,181	207	31	—
Purchases or issuances	144,437	—	—	—
Sales	—	—	—	—
Settlements	(57,465)	(5,260)	(42)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$487,990	$75,194	$3,736	$(4)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest expense.”

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy (dollars in thousands):

	Fair Value at	Valuation	Unobservable	Range (Weighted
	June 30, 2013	Technique	Input	Average)
Private label residential mortgage-backed securities and CMOs - Covered	$187,467	Discounted cash flow	Voluntary prepayment rate	1.00% - 30.94% (8.42%)
			Probability of default	0.00% - 32.81% (6.58%)
			Loss severity	0.00% - 70.88% (11.45%)

Private label residential mortgage-backed securities and CMOs - Non-covered	$32,247	Discounted cash flow	Voluntary prepayment rate	6.27% - 30.65% (11.58%)
			Probability of default	0.00% - 7.68% (2.41%)
			Loss severity	0.00% - 16.48% (3.15%)

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

Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at June 30, 2013 had an aggregate fair value of $32.2 million.  These securities consisted of senior tranches issued from 2003 to 2004 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.7% to 5.5%, ratings ranging from A to AA+ and subordination levels ranging from 7.2% to 12.7%.

The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2013 consisted of pooled trust preferred securities with a fair value of $4.4 million and private label residential mortgage-backed securities with a fair value of $187.5 million. The trust preferred securities are not material to the Company’s financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

The Company uses third-party pricing services in determining fair value measurements for investment securities that are categorized in level 3 of the fair value hierarchy. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the pricing services, conducts interviews with valuation desk personnel, performs on-site walkthroughs and reviews model results and detailed assumptions used to value selected securities as considered necessary. Management has established a robust price challenge process that includes a review by the treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from expectations is challenged. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. The Company has also established a quarterly process whereby prices provided by its primary pricing service for a sample of securities are validated. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources.

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

The following tables present assets for which nonrecurring changes in fair value have been recorded for the periods indicated (in thousands):

					Losses from Fair Value Changes
	June 30, 2013				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2013
OREO	$—	$—	$50,041	$50,041	$(419)	$(1,699)
Impaired loans	$—	$—	$14,962	$14,962	$(2,890)	$(15,567)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

June 30, 2013

					Losses from Fair Value Changes
	June 30, 2012				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2012
OREO	$—	$—	$93,724	$93,724	$(3,048)	$(6,595)
Impaired loans	$—	$—	$3,108	$3,108	$—	$(500)

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$213,552	$213,552	$495,353	$495,353
Investment securities available for sale	1/2/3	4,146,283	4,146,283	4,172,412	4,172,412
Non-marketable equity securities	2	142,391	142,391	133,060	133,060
Loans held for sale	2	1,539	1,577	2,129	2,151
Loans:
Covered	3	1,628,734	2,424,029	1,846,482	2,508,466
Non-covered	3	5,120,160	5,072,948	3,666,136	3,718,377
FDIC Indemnification asset	3	1,345,134	1,038,845	1,457,570	1,285,434
Accrued interest receivable	2	24,080	24,080	22,059	22,059
Derivative assets	2/3	19,235	19,235	4,908	4,908
Liabilities:
Demand, savings and money market deposits	2	$6,343,353	$6,343,353	$5,897,362	$5,897,362
Time deposits	2	2,687,562	2,710,214	2,640,711	2,666,780
Short-term borrowings	2	1,644	1,644	8,175	8,175
Federal Home Loan Bank advances	2	2,196,605	2,200,933	1,916,919	1,929,316
Accrued interest payable	2	2,228	2,228	3,877	3,877
Derivative liabilities	2/3	47,508	47,508	55,741	55,741

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

June 30, 2013

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

June 30, 2013

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

Total lending related commitments outstanding at June 30, 2013 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$820,773	$820,773
Commitments to purchase loans	—	89,164	89,164
Unfunded commitments under lines of credit	59,454	669,659	729,113
Commercial and standby letters of credit	—	31,710	31,710
	$59,454	$1,611,306	$1,670,760

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2013 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012  (the Annual Report on Form 10-K”).

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

Quarterly Highlights

•                  Net income for the quarter ended June 30, 2013 was $54.0 million, or $0.52 per diluted share as compared to $48.9 million, or $0.48 per diluted share, for the quarter ended June 30, 2012.

•                  New loans grew by $1.1 billion during the second quarter of 2013, continuing to outpace the resolution of covered loans. Net of the resolution of covered loans, loans grew $963 million during the second quarter of 2013 to $6.8 billion at June 30, 2013.

•                  Net interest income increased by $18.3 million to $164.1 million for the quarter ended June 30, 2013 from $145.8 million for the quarter ended June 30, 2012. Interest income increased by $8.1 million primarily as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the tax-equivalent yield on average earning assets to 6.96% from 7.21%. Interest expense decreased by $10.1 million due primarily to a decline in the cost of interest-bearing liabilities to 0.95% from 1.38%.

•                  Net interest margin, calculated on a tax-equivalent basis, was 6.14% for the quarter ended June 30, 2013 compared to 5.92% for the quarter ended June 30, 2012. The most significant factor leading to this increase is a $1.3 billion increase in the average balance of loans, with a corresponding increase of $12.8 million in tax-equivalent interest earned. Also contributing to the increase in net interest margin is a decline in the cost of deposits and other borrowings.

•                  The Company opened two additional banking centers in Manhattan during the second quarter of 2013, which was the first full quarter of operations for the New York franchise, bringing the total number of banking centers to four. One new branch opened in Florida during the quarter ended June 30, 2013.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 0.66% and a ratio of non-performing loans to total loans of 0.54%.

•                  Deposits increased to $9.0 billion at June 30, 2013 compared to $8.5 billion at December 31, 2012 with interest and non-interest bearing demand deposits increasing to $2.2 billion, or 24% of total deposits.

•                  The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 13.7%, a Tier 1 risk-based capital ratio of 27.9% and a Total risk-based capital ratio of 28.9% at June 30, 2013.

•                  Book value and tangible book value per common share were $18.43 and $17.74, respectively, at June 30, 2013.

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

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on net interest income, the net interest margin and the interest rate spread has declined and is expected to continue to decline as ACI loans comprise a declining percentage of total loans.  The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio.  ACI loans represented 21.2% and 29.1% of total loans, net of premiums, discounts, deferred fees and costs, at June 30, 2013 and December 31, 2012, respectively. As the impact of accretion related to ACI loans declines, we expect our net interest margin and interest rate spread to decrease.

Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, representing further realization of accretable yield, any future proceeds from the remaining loans are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. Future expected cash flows from this pool totaled $73.9 million as of June 30, 2013. The UPB of loans remaining in this pool was $134.9 million at June 30, 2013. The timing of receipt of proceeds from loans in this pool may be unpredictable, leading to increased volatility in loan yields.

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

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Nonaccrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on nonaccrual loans is not included. Yields have been calculated on a tax equivalent basis (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Assets:
Interest earning assets:
Loans	$6,090,890	$156,338	10.28%	$4,813,393	$143,534	11.95%
Investment securities available for sale	4,378,894	30,904	2.82%	4,688,632	35,544	3.03%
Other interest earning assets	370,874	1,142	1.23%	522,874	1,235	0.95%
Total interest earning assets	10,840,658	188,384	6.96%	10,024,899	180,313	7.21%
Allowance for loan and lease losses	(64,051)			(57,351)
Non-interest earning assets	2,057,070			2,414,312
Total assets	$12,833,677			$12,381,860
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$570,147	638	0.45%	$502,313	814	0.65%
Savings and money market deposits	4,135,375	4,820	0.47%	3,958,633	6,491	0.66%
Time deposits	2,636,693	8,700	1.32%	2,624,250	9,742	1.49%
Total interest bearing deposits	7,342,215	14,158	0.77%	7,085,196	17,047	0.97%
Borrowings:
FHLB advances	1,988,422	7,888	1.59%	2,229,410	15,036	2.71%
Short-term borrowings	2,057	2	0.46%	35,244	35	0.40%
Total interest bearing liabilities	9,332,694	22,048	0.95%	9,349,850	32,118	1.38%
Non-interest bearing demand deposits	1,473,085			1,055,998
Other non-interest bearing liabilities	163,201			302,923
Total liabilities	10,968,980			10,708,771
Stockholders’ equity	1,864,697			1,673,089
Total liabilities and stockholders’ equity	$12,833,677			$12,381,860
Net interest income		$166,336			$148,195
Interest rate spread			6.01%			5.83%
Net interest margin			6.14%			5.92%

(1) On a tax-equivalent basis where applicable

(2) Annualized

	Six Months Ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Assets:
Interest earning assets:
Loans	$5,841,813	$302,887	10.40%	$4,544,554	$279,831	12.37%
Investment securities available for sale	4,354,538	61,657	2.83%	4,543,664	70,047	3.08%
Other interest earning assets	499,805	2,421	0.97%	523,792	2,189	0.84%
Total interest earning assets	10,696,156	366,965	6.88%	9,612,010	352,067	7.35%
Allowance for loan and lease losses	(62,517)			(53,604)
Non-interest earning assets	2,086,104			2,427,300
Total assets	$12,719,743			$11,985,706
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$557,427	1,309	0.47%	$488,606	1,581	0.65%
Savings and money market deposits	4,140,073	9,984	0.49%	3,809,788	12,924	0.68%
Time deposits	2,635,927	17,747	1.36%	2,601,538	19,502	1.51%
Total interest bearing deposits	7,333,427	29,040	0.80%	6,899,932	34,007	0.99%
Borrowings:
FHLB advances	1,939,513	15,578	1.62%	2,231,918	30,555	2.75%
Short-term borrowings	8,446	18	0.43%	18,226	37	0.41%
Total interest bearing liabilities	9,281,386	44,636	0.97%	9,150,076	64,599	1.42%
Non-interest bearing demand deposits	1,403,161			959,564
Other non-interest bearing liabilities	186,630			247,370
Total liabilities	10,871,177			10,357,010
Stockholders’ equity	1,848,566			1,628,696
Total liabilities and stockholders’ equity	$12,719,743			$11,985,706
Net interest income		$322,329			$287,468
Interest rate spread			5.91%			5.93%
Net interest margin			6.04%			6.00%

(1) On a tax-equivalent basis where applicable

(2) Annualized

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net interest income, calculated on a tax-equivalent basis, was $166.3 million for the three months ended June 30, 2013 compared to $148.2 million for the three months ended June 30, 2012, an increase of $18.1 million. The increase in net interest income was comprised of an increase in interest income of $8.1 million and a decrease in interest expense of $10.1 million.

The increase in tax-equivalent interest income resulted primarily from a $12.8 million increase in interest income from loans offset by a $4.6 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $1.3 billion increase in the average balance outstanding offset by a 1.67% decrease in the tax equivalent yield to 10.28% for the quarter ended June 30, 2013 from 11.95% for the quarter ended June 30, 2012. Offsetting factors contributing to the overall decline in the yield on loans included:

•                  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the quarter ended June 30, 2013 than for the comparable period in 2012. New loans represented 72.13% of the average balance of loans outstanding for the quarter ended June 30, 2013 as compared to 53.39% for the quarter ended June 30, 2012. This trend is expected to continue.

•                  The tax equivalent yield on new loans declined to 3.87% for the quarter ended June 30, 2013 from 4.49% for the quarter ended June 30, 2012, primarily reflecting the addition of loans to the portfolio at lower market rates.

•                  The yield on covered loans increased to 26.86% for the quarter ended June 30, 2013 from 20.50% for the comparable quarter in 2012. The increase in the yield on covered loans resulted from (i) reclassifications from non-accretable difference to accretable yield due to an increase in expected cash flows, (ii) the inclusion of proceeds of $15.5 million from the sale of ACI residential loans from the pool with a carrying value of zero in interest income for the quarter ended June 30, 2013 and (iii) an increase in the favorable impact of resolutions of covered commercial loans.

The average balance of investment securities available for sale decreased by $310 million for the three months ended June 30, 2013 from the three months ended June 30, 2012 while the tax-equivalent yield declined to 2.82% for the three months ended June 30, 2013 from 3.03% for the same period in 2012. The decline in yield resulted from lower prevailing market interest rates and changes in portfolio composition.

The primary components of the decrease in interest expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 were a $2.9 million decline in interest expense on deposits and a $7.1 million decline in interest expense on FHLB advances. The most significant factor contributing to the decline in interest expense on deposits was a decline in market interest rates, leading to a decrease in the average rate paid on interest bearing deposits to 0.77% for the three months ended June 30, 2013 from 0.97% for the three months ended June 30, 2012. The average rate paid on FHLB advances, inclusive of the impact of cash flow hedges and fair value accretion, declined by 1.12% to 1.59% for the three months ended June 30, 2013 from 2.71% for the three months ended June 30, 2012. This decline reflected the impact of the extinguishment and maturity of higher rate advances.

The net interest margin, calculated on a tax-equivalent basis, for the three months ended June 30, 2013 was 6.14% as compared to 5.92% for the three months ended June 30, 2012, an increase of 22 basis points. The interest rate spread increased to 6.01% for the three months ended June 30, 2013 from 5.83% for the three months ended June 30, 2012. Factors contributing to the increase in net interest margin and interest rate spread included (i) the growth in new loans and corresponding increase in loans as a percent of total interest-earning assets, (ii) increased yields on covered loans, (iii) the increase in interest-earning assets as a percent of total assets, (iv) a lower cost of funds and (v) the increase in non-interest bearing deposits.  Average non-interest bearing deposits as a percentage of average total deposits increased by 3.7% to 16.7% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. These factors were partly offset by lower yields on new loans and investment securities.  We expect the net interest margin and interest rate spread to decrease in future periods as new loans are added to the portfolio at lower current rates.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net interest income, calculated on a tax-equivalent basis, was $322.3 million for the six months ended June 30, 2013 compared to $287.5 million for the six months ended June 30, 2012, an increase of $34.9 million. The increase in net interest income was comprised of an increase in interest income of $14.9 million and a decrease in interest expense of $20.0 million.

The increase in tax-equivalent interest income resulted primarily from a $23.1 million increase in interest income from loans offset by an $8.4 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $1.3 billion increase in the average balance outstanding offset by a 1.97% decrease in the tax equivalent yield to 10.40% for the six months ended June 30, 2013 from 12.37% for the six months ended June 30, 2012. Offsetting factors contributing to the overall decline in the yield on loans included:

•                  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the six months ended June 30, 2013 than for the comparable period in 2012. New loans represented

70.0% of the average balance of loans outstanding for the six months ended June 30, 2013 as compared to 49.3% for the six months ended June 30, 2012.

•                  The tax equivalent yield on new loans declined to 3.94% for the six months ended June 30, 2013 from 4.55% for the six months ended June 30, 2012, primarily reflecting the addition of loans to the portfolio at lower market rates.

•                  The yield on covered loans increased to 25.47% for the six months ended June 30, 2013 from 19.99% for the six months ended June 30, 2012. The increase in the yield on covered loans resulted from (i) reclassifications from non-accretable difference to accretable yield due to an increase in expected cash flows, (ii) the inclusion of proceeds of $25.8 million from the sale of ACI residential loans from the pool with a carrying value of zero in interest income for the six months ended June 30, 2013 and (iii) an increase in the favorable impact of resolutions of covered commercial loans.

The average balance of investment securities available for sale decreased by $189 million for the six months ended June 30, 2013 from the six months ended June 30, 2012 while the tax-equivalent yield declined to 2.83% for the six months ended June 30, 2013 from 3.08% for the same period in 2012. The decline in yield resulted from lower prevailing market interest rates and changes in portfolio composition.

The primary components of the decrease in interest expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 were a $5.0 million decline in interest expense on deposits and a $15.0 million decline in interest expense on FHLB advances. The most significant factor contributing to the decline in interest expense on deposits was a decline in market interest rates, leading to a decrease in the average rate paid on interest bearing deposits to 0.80% for the six months ended June 30, 2013 from 0.99% for the six months ended June 30, 2012. The average rate paid on FHLB advances, inclusive of the impact of cash flow hedges and fair value accretion, declined by 1.13% to 1.62% for the six months ended June 30, 2013 from 2.75% for the six months ended June 30, 2012. This decline reflected the impact of the extinguishment and maturity of higher rate advances.

The net interest margin, calculated on a tax-equivalent basis, for the six months ended June 30, 2013 was 6.04% as compared to 6.00% for the six months ended June 30, 2012, an increase of 4 basis points. The interest rate spread decreased to 5.91% for the six months ended June 30, 2013 from 5.93% for the six months ended June 30, 2012.  The primary factors contributing to the increase in net interest margin include the increase in loans as a percent of total interest-earning assets, increased yields on covered loans, the increase in interest-earning assets as a percent of total assets, lower cost of funds and a favorable shift in the composition of deposits. Average non-interest bearing deposits as a percentage of average total deposits increased by 3.9% to 16.1% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  These factors were largely offset by lower yields on new loans and investment securities.  Similarly, the primary factors contributing to the small decrease in the interest rate spread were the lower yields on new loans and investment securities, largely offset by the growth of loans, increased yields on covered loans and lower cost of funds.

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

Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net loss on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended June 30, 2013 and 2012, we recorded provisions for (recoveries of) losses on covered loans of $(3.0) million and $(1.5) million and decreases in related non-interest income of $(2.3) million and $(0.9) million, respectively. For the six months ended June 30, 2013 and 2012, we recorded provisions for losses on covered loans of $1.8 million and $0.1 million and increases in related non-interest income of $1.4 million and $0.7 million, respectively.

For the three months ended June 30, 2013 and 2012, we recorded provisions for loan losses of $7.8 million and $4.2 million, respectively, related to new loans. For the six months ended June 30, 2013 and 2012, we recorded provisions for loan losses of $15.0 million and $11.4 million, respectively, related to new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income. The increase in the provision for losses on new loans for the three months ended June 30, 2013 was driven primarily by the growth in the new loan portfolio, partially offset by reductions in general loss factors.  The increase in the provision for new loans for the six months ended June 30, 2013 was driven primarily by the growth in the new loan portfolio and losses of $12.3 million recognized on one commercial loan relationship, partially offset by updated loss factors applied in determining the ALLL, particularly for the new residential portfolio.  See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for further discussion.

Non-Interest Income

The Company reported non-interest income of $6.1 million and $21.7 million for the three months ended June 30, 2013 and 2012, respectively. Non-interest income was $23.9 million and $58.1 million for six months ended June 30, 2013 and 2012, respectively. The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Amortization) accretion of FDIC indemnification asset	$(7,150)	$4,294	$(9,430)	$11,081
Income from resolution of covered assets, net	20,580	14,803	39,770	22,085
Net loss on indemnification asset	(17,683)	(12,537)	(29,370)	(12,403)
FDIC reimbursement of costs of resolution of covered assets	2,261	3,333	5,125	9,849
Loss on sale of covered loans	(4,311)	—	(5,082)	—
OTTI on covered investment securities available for sale	(963)	—	(963)	—
Non-interest income (expense) from covered assets	(7,266)	9,893	50	30,612
Service charges and fees	3,379	3,229	6,721	6,345
Gain on sale of non-covered loans	196	253	381	509
Gain on sale of non-covered investment securities available for sale, net	4,499	880	6,185	896
Mortgage insurance income	631	2,649	902	6,339
Other non-interest income	4,641	4,762	9,684	13,363
	$6,080	$21,666	$23,923	$58,064

Non-interest income related to transactions in the covered assets

Historically, a significant portion of our non-interest income has resulted from transactions related to the resolution of assets covered by our Loss Sharing Agreements with the FDIC and (amortization) accretion of discount on the FDIC indemnification asset. As covered assets continue to decline as a percentage of total assets, we expect the impact of these transactions on results of operations to decrease.

As anticipated, the Company began amortizing the FDIC indemnification asset in 2013. In prior periods, we recorded accretion of discount on the FDIC indemnification asset.  Non-interest income included amortization of the FDIC indemnification asset of $(7.2) million and $(9.4) million, respectively, for the three and six months ended June 30, 2013 compared to accretion of $4.3 million and $11.1 million, respectively, for the three and six months ended June 30, 2012.

The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at acquisition, and reimbursement of certain expenses. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased.  This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans.  As a result, beginning in the first quarter of 2013, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. The rate of amortization on the FDIC indemnification asset was (2.08)% and (1.35)%, respectively, for the three and six months ended June 30, 2013, as compared to the rate of accretion on the indemnification asset of 0.99% and 1.23%, respectively, for the three and six months ended June 30, 2012.

The rate of amortization will increase if estimated future cash payments from the FDIC decrease. If recent trends continue, we expect the rate of amortization of the indemnification asset to increase in future periods. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset.  The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. As we continue to submit claims under the Loss Sharing Agreements and recognize periodic amortization, the balance of the indemnification asset will continue to decline.

The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item “Net loss on indemnification asset.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•                  gains or losses from the resolution of covered assets;

•                  provisions for (recoveries of) losses on covered loans;

•                  gains or losses on the sale of covered loans;

•                  gains or losses on covered investment securities;

•                  gains or losses on the sale of OREO; and

•                  impairment of OREO.

Each of these types of transactions is discussed further below.

A rollforward of the FDIC indemnification asset for the year ended December 31, 2012 and the six months ended June 30, 2013, follows (in thousands):

Balance, December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)
Balance, December 31, 2012	1,457,570
Amortization	(9,430)
Reduction for claims filed	(73,636)
Net loss on indemnification asset	(29,370)
Balance, June 30, 2013	$1,345,134

Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the carrying value of the loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net loss on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income or loss recorded in any period will be impacted by the number and UPB of covered loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Payments in full	$16,988	$19,764	$33,978	$34,931
Foreclosures	(172)	(6,776)	(2,512)	(13,679)
Short sales	(232)	(715)	(1,933)	(2,604)
Charge-offs	(111)	(261)	(694)	(1,236)
Recoveries	4,107	2,791	10,931	4,673
Income from resolution of covered assets, net	$20,580	$14,803	$39,770	$22,085

Income from resolution of covered assets, net was $20.6 million and $39.8 million, respectively, for the quarter and six months ended June 30, 2013 compared to $14.8 million and $22.1 million for the quarter and six months ended June 30, 2012. This increase in income resulted mainly from increased recoveries on commercial loans and lower losses from residential foreclosure resolutions.

A decline in the level of foreclosure activity coupled with improving home prices led to a decrease in losses on resolutions from foreclosures for the three and six months ended June 30, 2013 as compared to the same periods in 2012. Recoveries increased for the three and six months ended June 30, 2013 due primarily to a small number of large commercial loan recoveries totaling approximately $3.4 million and $7.5 million, respectively.

The impact of sales of covered loans for the three and six months ended June 30, 2013, are summarized as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Unpaid principal balance of loans sold	$69,980	$102,238

Cash proceeds, net of transaction costs	$36,451	$53,182
Carrying value of loans sold	25,238	32,502
Net pre-tax impact on earnings, excluding gain on indemnification asset	$11,213	$20,680

Loss on sale of covered loans	$(4,311)	$(5,082)
Proceeds recorded in interest income	15,524	25,762
	$11,213	$20,680

Gain on indemnification asset	$4,952	$6,168

No covered loans were sold during the three and six months ended June 30, 2012.

Loans were sold on a non-recourse basis to third parties. For the three and six months ended June 30, 2013, loans with an aggregate UPB of $29.9 million and $49.9 million, respectively, were sold from the pool of residential ACI loans with a carrying value of zero, and the proceeds of $15.5 million and $25.8 million, respectively, were recorded in interest income during those periods. Since reimbursements from the FDIC under the Loss Sharing Agreements are calculated based on UPB of the loans rather than on their financial statement carrying amounts, the gain on indemnification asset recorded related to the sale of covered loans included a component related to the sale of loans from the zero carrying value pool. We anticipate that we will continue to sell covered loans quarterly, however, we expect the impact of the sale of loans from the zero carrying value pool to decline in the future.

Additional impairment arising since the FSB Acquisition related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item “Net loss on indemnification asset” and reflected as a corresponding increase in the FDIC indemnification asset. Alternatively, a recovery of the provision for loan losses related to covered loans results in a reduction in the amounts the Company expects to recover from the FDIC and a corresponding reduction in the FDIC indemnification asset and in non-interest income, reflected in the line item “Net loss on indemnification asset.”

The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. These amounts are included in non-interest expense in the consolidated financial statements. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item “Net loss on indemnification asset.”

As discussed further in the section entitled “Investment Securities Available for Sale”, the net loss on indemnification asset for the three and six months ended June 30, 2013 was also impacted by an OTTI loss recognized on one covered security.

Net loss on indemnification asset was $(17.7) million and $(29.4) million, respectively, for the quarter and six months ended June 30, 2013, compared to $(12.5) million and $(12.4) million for the quarter and six months ended June 30, 2012.  Significant factors impacting the changes from 2012 to 2013 included increased income from resolution of covered assets, net, the loss on sale of covered loans, reduced OREO impairment and more favorable results from the sale of OREO, as discussed further below.

The net impact on earnings before taxes of transactions related to covered assets for the three and six months ended June 30, 2013 were $6.2 million and $7.9 million, respectively as compared with $2.2 million and

$3.1 million, respectively, for the three and six months ended June 30, 2012, as detailed in the following tables (in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$2,951	$(2,349)	$602	$1,484	$(922)	$562
Income from resolution of covered assets, net	20,580	(16,714)	3,866	14,803	(12,923)	1,880
Loss on sale of covered loans	(4,311)	4,952	641	—	—	—
OTTI on covered investment securities available for sale	(963)	770	(193)	—	—	—
Gain on sale of OREO	6,091	(4,677)	1,414	1,490	(1,130)	360
Impairment of OREO	(419)	335	(84)	(3,048)	2,438	(610)
	$23,929	$(17,683)	$6,246	$14,729	$(12,537)	$2,192

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,849)	$1,394	$(455)	$(116)	$673	$557
Income from resolution of covered assets, net	39,770	(33,558)	6,212	22,085	(18,375)	3,710
Loss on sale of covered loans	(5,082)	6,168	1,086	—	—	—
OTTI on covered investment securities available for sale	(963)	770	(193)	—	—	—
Gain on sale of OREO	7,122	(5,502)	1,620	89	23	112
Impairment of OREO	(1,699)	1,358	(341)	(6,595)	5,276	(1,319)
	$37,299	$(29,370)	$7,929	$15,463	$(12,403)	$3,060

Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended June 30, 2013 and 2012, non-interest expense included $2.6 million and $5.1 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the six months ended June 30, 2013 and 2012, non-interest expense included $4.0 million and $10.0 million, respectively, of such expenses. During the three months ended June 30, 2013 and 2012, claims of $2.3 million and $3.3 million, respectively, were submitted to the FDIC for reimbursement and for the six months ended June 30, 2013 and 2012, claims of $5.1 million and $9.8 million, respectively, were submitted. As of June 30, 2013, $14.5 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods.

Other components of non-interest income

Gains on investment securities available for sale for the quarter ended June 30, 2013 related primarily to the sale of longer duration, fixed-rate securities and the deployment of proceeds to fund loan originations. Realized gains of $4.5 million for the quarter were offset by the recognition of OTTI of $1.0 million on one covered security, as discussed more fully in Note 3 to the consolidated financial statements. Securities gains for the six months ended June 30, 2013 also included gains from the sale of securities in conjunction with the merger of Herald into BankUnited.

Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offset amounts otherwise reimbursable by the

FDIC. The declines in mortgage insurance income for the three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012 reflect the lower volume of covered loan resolution activity.

Other non-interest income was $9.7 million for the six months ended June 30, 2013 compared to $13.4 million for the six months ended June 30, 2012. The most significant factor impacting the decrease was $5.3 million of bargain purchase gain on the acquisition of Herald included in other non-interest income for the six months ended June 30, 2012. Other non-interest income also included rental income from equipment under operating lease in 2013. For the quarter and six months ended June 30, 2013 other non-interest income included $1.4 million and $2.4 million, respectively, of rental income from equipment under operating lease. There was no income from equipment under operating lease during the same periods in 2012.  Lastly, the dissolution of BUIS in May 2013 resulted in a decrease of approximately $1.0 million in investment services revenue for the three and six months ended June 30, 2013 as compared to the same periods in 2012.

Non-Interest Expense

The Company reported non-interest expense of $78.3 million and $158.9 million, respectively, for the three and six months ended June 30, 2013 as compared with $83.0 million and $167.1 million for the three and six months ended June 30, 2012. The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee compensation and benefits	$43,027	$43,951	$86,102	$90,576
Occupancy and equipment	15,381	13,229	30,423	25,051
Impairment of other real estate owned	419	3,048	1,699	6,595
Gain on sale of other real estate owned	(6,091)	(1,490)	(7,122)	(89)
Other real estate owned expense	1,262	1,161	2,130	3,437
Foreclosure expense	1,994	3,892	2,499	6,611
Deposit insurance expense	1,724	1,946	3,661	3,096
Professional fees	6,959	3,953	12,381	7,602
Telecommunications and data processing	3,484	3,121	6,852	6,351
Other non-interest expense	10,188	10,220	20,231	17,919
	$78,347	$83,031	$158,856	$167,149

Employee compensation and benefits

Employee compensation and benefits, as is typical for financial institutions, represents the single largest component of recurring non-interest expense.  Employee compensation and benefits for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 reflected decreases of $3.4 million and $9.8 million, respectively, in equity-based compensation resulting primarily from the vesting in 2012 of instruments issued in conjunction with the Company’s initial public offering of common stock in 2011. These decreases were partially offset by increased compensation costs related to the Company’s growth and expansion.

Occupancy and equipment

Occupancy and equipment expense increased to $15.4 million and $30.4 million, respectively, for the three and six months ended June 30, 2013 from $13.2 million and $25.1 million for the quarter and six months ended June 30, 2012 due primarily to the expansion and refurbishment of our branch network in both New York and Florida as well as technology enhancements.

OREO and foreclosure related components of non-interest expense

During the three and six months ended June 30, 2013 and 2012, all of the gains or losses recognized on OREO properties related to properties covered by the Loss Sharing Agreements. Therefore, any gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. Generally, OREO and foreclosure related expenses incurred on covered assets are also reimbursed under the terms of the Loss Sharing Agreements.

Impairment of OREO declined by $2.6 million to $0.4 million for the three months ended June 30, 2013 from $3.0 million for the three months ended June 30, 2012, and by $4.9 million to $1.7 million for the six months ended June 30, 2013 from $6.6 million for the six months ended June 30, 2012.  Net gains on the sale of OREO totaled $6.1 million and $7.1 million for the three and six months ended June 30, 2013, respectively, as compared to $1.5 million and $0.1 million for the three and six months ended June 30, 2012, respectively, representing improvements of $4.6 million and $7.0 million from the respective periods in 2012. The improvement in results reflected improvements in real estate markets.

The following tables summarize OREO sale activity for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
		Percent of			Percent of
		Total			Total
	Units sold	Units	Total Gain	Units sold	Units	Total Gain
Residential OREO sales	191	91.8%	$2,622	351	97.0%	$979
Commercial OREO sales	17	8.2%	3,469	11	3.0%	511
	208	100.0%	$6,091	362	100.0%	$1,490

	Six Months Ended June 30,
	2013			2012
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain (Loss)
Residential OREO sales	369	94.1%	$3,900	794	98.1%	$(442)
Commercial OREO sales	23	5.9%	3,222	15	1.9%	531
	392	100.0%	$7,122	809	100.0%	$89

	Three Months Ended June 30,
	2013			2012
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	115	60.2%	$31	172	49.0%	$25
Units sold at a loss	76	39.8%	$(13)	179	51.0%	$(19)
	191	100.0%	$14	351	100.0%	$3

	Six Months Ended June 30,
	2013			2012
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	217	58.8%	$28	362	45.6%	$20
Units sold at a loss	152	41.2%	$(14)	432	54.4%	$(18)
	369	100.0%	$11	794	100.0%	$(1)

In total, foreclosure and OREO related expenses decreased by $1.8 million and $5.4 million, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. These declines were primarily attributable to decreases in the levels of residential foreclosure activity and OREO inventory. At June 30, 2013 there were 640 residential units in the foreclosure pipeline and 229 residential units in OREO as compared to 1,824 residential units in the foreclosure pipeline and 577 residential units in OREO at June 30, 2012.

Loans are deemed eligible for foreclosure referral based on state specific guidelines, which is generally at 90-120 days delinquency.  Prior to referral, extensive reviews are performed to ensure that all collection and loss mitigation efforts have been exhausted.

Other components of non-interest expense

Professional fees increased by $3.0 million and $4.8 million for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to professional fees incurred in conjunction with regulatory compliance projects in the six months ended June 30, 2013. This was offset in part by legal and professional fees incurred in conjunction with the acquisition of Herald in the six months ended June 30, 2012.

The primary components of other non-interest expense are advertising and promotion, the cost of regulatory examinations, insurance, travel and general office expense.

We expect compensation and benefits costs, occupancy costs and general operating expenses to increase through the remainder of 2013 as the full impact of expansion into the New York market is reflected.

Income Taxes

The provision for income taxes for the three and six months ended June 30, 2013 was $32.9 million and $63.8 million, respectively, as compared with $32.8 million and $63.8 million, respectively, for the three and six months ended June 30, 2012.

The Company’s effective income tax rate of 37.9% and 38.4%, respectively, for the three and six months ended June 30, 2013 differed from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes. For the three and six months ended June 30, 2012 the effective income tax rate of 40.1% and 39.2% differed from the statutory federal income tax rate primarily due to the impact of state income taxes and non-deductible equity based compensation expense. In addition, the effective tax rate for the six months ended June 30, 2012 was impacted by a nontaxable gain on the acquisition of Herald.

Analysis of Financial Condition

Average interest-earning assets increased $1.1 billion to $10.7 billion for the six months ended June 30, 2013 from $9.6 billion for the six months ended June 30, 2012. This increase was driven by a $1.3 billion increase in the average balance of outstanding loans. The increase in average loans reflected growth of $1.8 billion in average new loans outstanding, partially offset by a $550 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets declined by $341 million. The most significant component of this decline was the decrease in the FDIC indemnification asset from claims paid. Growth of the new loan portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue although the rate of decline in covered loans and the indemnification asset is expected to moderate.

Average interest bearing liabilities increased by $131 million to $9.3 billion for the six months ended June 30, 2013 from $9.2 billion for the six months ended June 30, 2012, due primarily to an increase of $433 million in average interest-bearing deposits, partially offset by a $292 million decrease in average FHLB advances. Average non-interest bearing deposits increased by $444 million.

Average stockholders’ equity increased by $220 million, due largely to the retention of earnings.

Investment Securities Available for Sale

The following tables show the breakdown of covered and non-covered securities in the Company’s investment portfolio at the dates indicated (in thousands):

	June 30, 2013
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,622,608	$42,163	$(7,128)	$1,657,643	$1,622,608	$1,657,643
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,448	131	(206)	27,373	27,448	27,373
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	482,344	6,092	(719)	487,717	482,344	487,717
Private label residential mortgage-backed securities and CMOs	131,644	55,885	(62)	187,467	171,011	1,310	(2,325)	169,996	302,655	357,463
Private label commercial mortgage-backed securities	—	—	—	—	568,326	7,842	(12,757)	563,411	568,326	563,411
Collateralized loan obligations	—	—	—	—	373,743	1,080	(175)	374,648	373,743	374,648
Non-mortgage asset-backed securities	—	—	—	—	159,525	5,969	(1)	165,493	159,525	165,493
Mutual funds and preferred stocks	15,419	4,131	(111)	19,439	125,157	5,279	(762)	129,674	140,576	149,113
State and municipal obligations	—	—	—	—	23,836	163	(48)	23,951	23,836	23,951
Small Business Administration securities	—	—	—	—	317,995	13,935	—	331,930	317,995	331,930
Other debt securities	3,511	4,030	—	7,541	—	—	—	—	3,511	7,541
	$150,574	$64,046	$(173)	$214,447	$3,871,993	$83,964	$(24,121)	$3,931,836	$4,022,567	$4,146,283

	December 31, 2012
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154	$34,998	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523	1,520,047	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416	58,518	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042	575,069	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265	386,768	448,085
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092	413,110	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188	252,280	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346	233,791	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193	141,509	149,653
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353	25,127	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610	333,423	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725	12,887	16,950
	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907	$3,987,527	$4,172,412

Investment securities available for sale totaled $4.1 billion at June 30, 2013 and $4.2 billion at December 31, 2012.  Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics, collateralized loan obligations and non-mortgage asset-backed securities collateralized by small balance commercial loans and student loans as well as bank preferred stocks and U.S. Small Business Administration securities that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of June 30, 2013 was 4.3 years and the effective duration was 1.8 years.

Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities covered under the commercial shared loss agreement.  BankUnited will be reimbursed 80%, or 95% if cumulative losses exceed the $4.0 billion stated threshold, of realized losses, other-than-temporary impairments, and reimbursable expenses associated with the covered securities. BankUnited must pay the FDIC 80%, or 95% if cumulative losses are greater than the stated threshold, of realized gains and other-than-temporary impairment recoveries. Unrealized losses recognized in accumulated other comprehensive income do not qualify for loss sharing. BankUnited cannot sell securities covered under the Loss Sharing Agreements without prior approval of the FDIC. Covered securities represented 5.2% and 5.4% of the fair value of the investment portfolio at June 30, 2013 and December 31, 2012, respectively.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of June 30, 2013. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$193,892	1.97%	$860,899	2.46%	$455,129	2.09%	$147,723	1.87%	$1,657,643	2.25%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	549	2.10%	2,399	2.10%	17,151	2.04%	7,274	2.28%	27,373	2.11%
Re-Remics	94,769	3.34%	240,168	3.16%	121,402	3.25%	31,378	3.16%	487,717	3.22%
Private label residential mortgage-backed securities and CMOs	81,112	5.03%	169,437	5.80%	65,219	7.31%	41,695	7.84%	357,463	6.14%
Private label commercial mortgage-backed securities	64,250	2.09%	192,086	2.30%	307,075	2.25%	—	—	563,411	2.25%
Collateralized loan obligations	—	—	280,702	1.78%	93,946	1.68%	—	—	374,648	1.75%
Non-mortgage asset-backed securities	29,036	3.43%	105,802	3.66%	30,568	3.84%	87	3.29%	165,493	3.65%
State and municipal obligations	8,034	1.41%	14,013	1.91%	1,291	5.11%	613	4.20%	23,951	1.98%
Small Business Administration securities	69,874	1.78%	163,723	1.77%	71,201	1.74%	27,132	1.70%	331,930	1.76%
Other debt securities	—	—	—	—	—	—	7,541	7.25%	7,541	7.25%
	$541,516	2.68%	$2,029,229	2.68%	$1,162,982	2.50%	$263,443	2.96%	3,997,170	2.64%

Mutual funds and preferred stocks with no scheduled maturity									149,113	5.92%

Total investment securities available for sale									$4,146,283	2.76%

As of June 30, 2013, 90.7% of the non-covered securities were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA. All remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $123.7 million at June 30, 2013 with aggregate fair value equal to 103% of amortized cost. Net unrealized gains included $148.0 million of gross unrealized gains and $24.3 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $1.4 million representing 0.03% of the fair value of the portfolio, with total unrealized losses of $62 thousand at June 30, 2013.

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

•                  the issuer’s financial condition, performance and business prospects; and

•                  changes in credit ratings.

During the three months ended June 30, 2013, OTTI was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security is covered under the Loss Sharing Agreements, therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on indemnification asset”.  No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2012.

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material.  Increases in unrealized losses in the portfolio at June 30, 2013 compared to December 31, 2012 were primarily attributable to an increase in medium and long-term market interest rates during the quarter ended June 30, 2013.

The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government.  Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities, Re-Remics, private label commercial mortgage-backed securities, non-mortgage asset backed securities and collateralized loan obligations, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected.  State and municipal obligations in unrealized loss positions are revenue bonds with investment grade ratings.  Given the expectation of timely repayment of principal and interest and the generally limited duration and severity of impairment, we concluded that none of the debt securities were other-than-temporarily impaired. Given the generally limited duration and severity of impairment, as well as an analysis of the financial condition of the issuer of the financial institution preferred stocks, we considered the impairment of the equity securities to be temporary.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At June 30, 2013 and December 31, 2012, 5.4% and 5.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at June 30, 2013 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. Approximately 85% of the private label residential mortgage-backed securities and all of the trust preferred securities were covered securities. There were no transfers of investment securities between levels of the fair value hierarchy during the six months ended June 30, 2013 and 2012.

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

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at the dates indicated (dollars in thousands):

	June 30, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,168,221	$82,632	$—	$1,335,001	$2,585,854	38.0%
Home equity loans and lines of credit	46,121	143,185	—	1,474	190,780	2.8%
	1,214,342	225,817	—	1,336,475	2,776,634	40.8%
Commercial:
Multi-family	37,324	673	8,029	425,151	471,177	6.9%
Commercial real estate	152,311	383	5,223	1,219,487	1,377,404	20.3%
Construction and land	11,155	808	—	66,875	78,838	1.2%
Commercial and industrial	11,301	7,697	—	1,713,783	1,732,781	25.5%
Lease financing	—	—	—	265,185	265,185	3.9%
	212,091	9,561	13,252	3,690,481	3,925,385	57.8%
Consumer	1,848	—	—	94,094	95,942	1.4%
Total loans	1,428,281	235,378	13,252	5,121,050	6,797,961	100.0%
Premiums, discounts and deferred fees and costs, net	—	(16,713)	—	26,077	9,364
Loans net of premiums, discounts, deferred fees and costs	1,428,281	218,665	13,252	5,147,127	6,807,325
Allowance for loan and lease losses	(4,304)	(13,908)	—	(40,219)	(58,431)
Loans, net	$1,423,977	$204,757	$13,252	$5,106,908	$6,748,894

	December 31, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%
	1,352,608	251,129	—	922,667	2,526,404	45.3%
Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate	173,732	910	4,087	794,706	973,435	17.5%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%
	262,552	14,082	4,087	2,735,221	3,015,942	54.1%
Consumer	2,239	—	—	33,526	35,765	0.6%
Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)
Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)
Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

Total loans, before premiums, discounts, and deferred fees and costs, increased by $1.2 billion to $6.8 billion at June 30, 2013, from $5.6 billion at December 31, 2012.  New loans grew by $1.4 billion while loans acquired in the FSB Acquisition declined by $210 million from December 31, 2012 to June 30, 2013.  New residential loans grew by $414 million and new commercial loans grew by $1.0 billion during the six months ended June 30, 2013.  Residential loan growth was attributable primarily to purchases of residential mortgages.

At June 30, 2013 and December 31, 2012, respectively, 24.2% and 33.5% of loans, net of premiums, discounts, deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Residential mortgages totaled $2.8 billion, or 40.8% of total loans and $2.5 billion, or 45.3% of total loans at June 30, 2013 and December 31, 2012, respectively. Trends in this portfolio segment reflect the growth of the new loan portfolio generated primarily from residential loan purchases, offset by the resolution of covered loans, including transfers to OREO.

The new residential loan portfolio includes both originated and purchased loans. At June 30, 2013 and December 31, 2012, $120.3 million or 9.0% and $93.0 million or 10.1%, respectively, of our new 1-4 single family residential loans were originated loans; $1.2 billion or 91.0% and $827.7 million or 89.9% of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in the state of Florida. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At June 30, 2013, the purchased loan portfolio included $181.7 million of interest-only loans, substantially all of which begin amortizing 10 years after origination. We intend to expand and enhance our residential origination channel through the remainder of 2013 in both the Florida and New York regions. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

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

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings, warehouses and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans. The Company’s underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. At June 30, 2013, the UPB of construction loans with available interest reserves totaled $49.5 million; the amount of available interest reserves totaled $1.7 million. All of these loans were rated “pass” at June 30, 2013.

Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of five to seven years or less, or revolving lines of credit which may have multi-year maturities. Through three wholly-owned lending subsidiaries, the Bank provides equipment financing to businesses and municipalities throughout the United States.  This financing may take the form of term loans or direct financing leases.

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 72.1% and 74.1% of new loans as of June 30, 2013 and December 31, 2012, respectively. New commercial loans increased by $1.0 billion from December 31, 2012 to June 30, 2013.  The Florida market accounted for approximately 48% of the growth, while the New York market accounted for 26% and the lending subsidiaries accounted for 26%.  The impact of the New York market is expected to be more significant in future quarters. New commercial loans that represent re-financings of covered loans are not significant.

Consumer Loans

Consumer loans are comprised primarily of indirect auto loans, but also include consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts. New consumer loans grew $61 million during the six months ended June 30, 2013.

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

At June 30, 2013, new commercial loans with aggregate balances of $8.8 million, $31.1 million and $5.4 million were rated special mention, substandard and doubtful, respectively. At December 31, 2012, new commercial loans aggregating $21.4 million, $48.9 million and $1.2 million were rated special mention, substandard and doubtful, respectively.

Residential

At June 30, 2013 and December 31, 2012, new 1-4 single family residential loans totaling $0.4 million and $0.2 million, respectively, were 90 days or more past due.  New 1-4 single family residential loans past due less than 90 days totaled $11.2 million and $7.6 million at June 30, 2013 and December 31, 2012, respectively. The majority of these delinquencies at June 30, 2013 were due to operational considerations related to transfers of servicing for purchased loans.  Past due home equity loans and lines of credit in the new portfolio were not significant at June 30, 2013 or December 31, 2012. At June 30, 2013, 34.8% of the new home equity portfolio were first liens, and 65.2% were second or third liens.

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

The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV at the dates indicated (in thousands):

	June 30, 2013				December 31, 2012
	FICO				FICO
LTV	740 or less	741 - 760	761 or greater	Total	740 or less	741 - 760	761 or greater	Total
60% or less	$65,822	$59,978	$338,016	$463,816	$62,433	$35,761	$217,249	$315,443
60% - 70%	47,004	58,117	254,862	359,983	29,138	41,863	159,068	230,069
70% - 80%	63,215	86,562	341,943	491,720	55,319	54,367	256,605	366,291
80% or more	31,007	2,928	9,521	43,456	18,327	1,200	4,341	23,868
	$207,048	$207,585	$944,342	$1,358,975	$165,217	$133,191	$637,263	$935,671

At June 30, 2013, the purchased loan portfolio had the following characteristics: 52.6% were fixed rate loans; substantially all were full documentation with an average FICO score of 770 and average LTV of 64.6%. The majority of this portfolio was owner-occupied, with 95.6% primary residence, 4.2% second homes and 0.2% investment properties. In terms of vintage, 3.1% of the portfolio was originated pre-2011, 20.2% in 2011, 33.5% in 2012 and 43.2% in 2013.

Similarly, the originated loan portfolio had the following characteristics at June 30, 2013: 74.9% were fixed rate loans, 100% were full documentation with an average FICO score of 766 and average LTV of 62.3%. The majority of this portfolio was owner-occupied, with 93.8% primary residence, 5.2% second homes and 1.0% investment properties. In terms of vintage, 10.5% of the portfolio was originated in 2010, 15.3% in 2011, 36.1% in 2012 and 38.1% in 2013.

Consumer

The largest segment of the new consumer portfolio at June 30, 2013 was indirect auto loans, totaling $85.8 million or 88.5% of the new consumer portfolio. Delinquent consumer loans in the new portfolio were insignificant as of June 30, 2013 and December 31, 2012.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At June 30, 2013, covered ACI loans totaled $1.4 billion and covered non-ACI loans totaled $219 million, net of premiums, discounts, deferred fees and costs.

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

At June 30, 2013, the carrying value of 1-4 single family residential non-ACI loans was $68.8 million; $3.0 million or 4.4% of these loans were 30 days or more past due and $2.1 million or 3.1% were 90 days or more past due. At June 30, 2013, ACI 1-4 single family residential loans totaled $1.2 billion; $141.5 million or 12.1% of these loans were delinquent by 30 days or more and $94.2 million or 8.1% were delinquent by 90 days or more.

At June 30, 2013, non-ACI home equity loans and lines of credit had an aggregate carrying value of $140.6 million; $11.9 million or 8.5% of these loans were 30 days or more past due and $8.2 million or 5.8% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $46.1 million at June 30, 2013. At June 30, 2013, $6.9 million or 14.9% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $5.4 million or 11.8% were delinquent by 90 days or more. At June 30, 2013, 5.9% and 6.6%, respectively, of the non-ACI and ACI home equity loans and lines of credit were first liens while 94.1% and 93.4%, respectively, of the non-ACI and ACI home equity loans and lines of credit were second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements.

Commercial

Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

At June 30, 2013, non-ACI commercial loans had an aggregate UPB of $9.6 million and a carrying value of $9.2 million; 64.7% of these loans were rated “pass” and this portfolio segment has limited delinquency history. At June 30, 2013, non-ACI commercial loans with aggregate carrying values of $2.7 million and $0.5 million were rated substandard and doubtful, respectively. At June 30, 2013, there were no non-ACI commercial loans rated special mention.

At June 30, 2013, ACI commercial loans had a carrying value of $225.3 million, of which $212.1 million are covered under the Loss Sharing Agreements. At June 30, 2013, loans with aggregate carrying values of $4.8 million, $68.1 million and $0.2 million were internally risk rated special mention, substandard and doubtful, respectively.  All of the non-covered ACI commercial loans were rated “pass” at June 30, 2013.

Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

Non-performing assets generally consist of (i) non-accrual loans, including loans that have been restructured in a TDR and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO.  Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms, ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. Historically and as of June 30, 2013, the majority of impaired loans and non-performing assets were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and non-performing assets at the dates indicated (in thousands):

	June 30, 2013			December 31, 2012
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Nonaccrual loans
Residential:
1-4 single family residential	$1,953	$85	$2,038	$2,678	$155	$2,833
Home equity loans and lines of credit	8,150	—	8,150	9,767	—	9,767
Total residential loans	10,103	85	10,188	12,445	155	12,600
Commercial:
Commercial real estate	55	2,050	2,105	59	1,619	1,678
Construction and land	—	261	261	—	278	278
Commercial and industrial	3,167	16,824	19,991	4,530	11,907	16,437
Lease financing	—	1,542	1,542	—	1,719	1,719
Total commercial loans	3,222	20,677	23,899	4,589	15,523	20,112
Total nonaccrual loans	13,325	20,762	34,087	17,034	15,678	32,712
Non-ACI and new loans past due 90 days and still accruing	293	309	602	140	38	178
TDRs	1,740	513	2,253	1,293	348	1,641
Total non-performing loans	15,358	21,584	36,942	18,467	16,064	34,531
Other real estate owned	49,571	470	50,041	76,022	—	76,022
Total non-performing assets	64,929	22,054	86,983	94,489	16,064	110,553
Impaired ACI loans on accrual status (1)	32,021	—	32,021	43,580	—	43,580
Other impaired loans on accrual status	—	—	—	—	2,721	2,721
Non-ACI and new TDRs in compliance with their modified terms	3,438	985	4,423	2,650	4,689	7,339
Total impaired loans and non-performing assets	$100,388	$23,039	$123,427	$140,719	$23,474	$164,193

Non-performing loans to total loans (2)		0.42%	0.54%		0.43%	0.62%
Non-performing assets to total assets (3)		0.17%	0.66%		0.13%	0.89%
ALLL to total loans (2)		0.78%	0.86%		1.11%	1.06%
ALLL to non-performing loans		186.34%	158.17%		256.65%	171.21%
Net charge-offs to average loans (4)		0.79%	0.61%		0.09%	0.17%

(1)     Includes $0.9 million of TDRs on accrual status.

(2)     Total loans for purposes of calculating these ratios is net of premiums, discounts, deferred fees and costs.

(3)     Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(4)     Annualized.

Contractually delinquent ACI loans with remaining accretable yield are not reflected as nonaccrual loans because accretable yield continues to be accreted into income. Accretable yield continues to be recorded as long as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $112.2 million and $176.5 million at June 30, 2013 and December 31, 2012, respectively.

The decline in the ratio of the ALLL to total loans, particularly for the new portfolio, at June 30, 2013 as compared to December 31, 2012 is primarily a result of a decrease in the peer group loss factors used in calculating the ALLL for the 1-4 single family residential and commercial portfolios.  See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for a further discussion of the methodology we use to determine the amount of the ALLL.  The ratio of non-performing non-covered loans to total non-covered loans was 0.42% at June 30, 2013, compared to 0.43% at December 31, 2012. The increase in the annualized net charge-off ratio was primarily due to one commercial loan relationship with charge-offs of $11.1 million during the six months ended June 30, 2013.

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

As of June 30, 2013, 20 commercial loans with an aggregate carrying value of $4.0 million and 22 residential loans with an aggregate carrying value of $5.8 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2013 or 2012. For additional information about TDRs, see Note 4 to the consolidated financial statements.

Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

Potential Problem Loans

Potential problem loans have been identified by management as those loans included in the “substandard accruing” risk rating category.  These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new and non-ACI loans totaled $16.7 million at June 30, 2013. The majority of these loans were current as to principal and interest at June 30, 2013.

Loss Mitigation Strategies

We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of June 30, 2013, 12,168 borrowers had been counseled regarding their participation in HAMP; 8,871 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of June 30, 2013, 1,431 borrowers who did not elect to participate in the program had been sent termination letters and 3,036 borrowers had been denied due to ineligibility. At June 30, 2013, there were 3,838 permanent loan modifications. Substantially all of these modified loans were ACI loans accounted for in pools.

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

New and non-ACI Loans

Based on an updated analysis of historical performance, OREO and short sale losses and recent trending data, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated to measure the rate at which loans move from one delinquency bucket to the next during a given quarter.  An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent.  We assume no cure for those loans that are currently 120+ days delinquent. Prior to the first quarter of 2013, frequency was calculated for each class using a four month roll to loss percentage. Given emerging market and portfolio trends, a 12 month loss emergence period is now being utilized to incorporate performance information from a period that incorporates a broader range of expectations relative to portfolio performance. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. Although the population remains insignificant, management continues to analyze the impact of senior lien delinquency on the allowance estimates for performing subordinate liens. The non-ACI home equity loss factor reflects elevated default probabilities as a result of delinquent, related senior liens.

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

The net impact on the provision for loan losses of the changes discussed above related to the new and non-ACI residential and home equity loan classes is not material.

Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Company’s internal credit risk rating system and peer group average historical charge-off rates by loan class. The allowance is comprised of specific reserves for significant classified loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on nonaccrual status with committed credit facilities greater than or equal to $750,000 are individually evaluated for impairment. A net realizable value analysis is prepared quarterly for each of these relationships. This analysis forms the basis for establishing specific reserves. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We categorize these loans by product type and risk rating and establish general reserve percentages based on estimated probability of default and loss severity. These estimates are based on available industry data.

The peer groups used to calculate the average historical charge-off rates that form the basis for our general reserve calculations for new and non-ACI commercial and new home equity and consumer loans are banks with total assets ranging from $3 — $15 billion.  We use a peer group of 23 banks in the U.S. Southeast region for loans originated in our Florida market and by our lending subsidiaries, and a peer group of 16 banks in the U.S. New York region for loans originated in our New York market.  These peer groups include all of the banks in each region within the defined asset size range. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. An eight-quarter average net charge-off rate is used.

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

At June 30, 2013, qualitative adjustments were made to historical loss percentages related to:

•                  economic factors, specifically unemployment rates and GDP;

•                  the level of non-performing commercial loans;

•                  changes in credit administration staff;

•                  commercial loan portfolio growth rates; and

•                  the level of policy and procedural exceptions.

Qualitative adjustments represented approximately 10% of the total new and non-ACI ALLL at June 30, 2013.

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

Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at June 30, 2013 or December 31, 2012.

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

Based on our loan level analysis, we recorded recoveries of loan losses on ACI commercial loans of $0.2 million and $1.6 million, respectively, for the three and six months ended June 30, 2013 and $1.8 million and $2.8 million respectively, for the three and six months ended June 30, 2012. Related decreases in the FDIC indemnification asset of $0.1 million and $1.4 million were recorded for the three and six months ended June 30, 2013, respectively, and $1.2 million and $1.6 million were recorded for the three and six months ended 2012, respectively.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2012	$8,019	$9,874	$41,228	$59,121
Provision for loan losses:
1-4 single family residential	—	294	(5,382)	(5,088)
Home equity loans and lines of credit	—	5,762	(4)	5,758
Multi-family	(225)	(8)	831	598
Commercial real estate	(1,482)	(117)	1,484	(115)
Construction and land	67	(1)	(84)	(18)
Commercial loans and leases	42	(2,483)	17,717	15,276
Consumer	—	—	437	437
Total Provision	(1,598)	3,447	14,999	16,848
Charge-offs:
1-4 single family residential	—	(357)	—	(357)
Home equity loans and lines of credit	—	(1,377)	—	(1,377)
Commercial real estate	(1,162)	—	—	(1,162)
Construction and land	(77)	—	—	(77)
Commercial loans and leases	(878)	(172)	(16,170)	(17,220)
Consumer	—	—	(81)	(81)
Total Charge-offs	(2,117)	(1,906)	(16,251)	(20,274)
Recoveries:
Home equity loans and lines of credit	—	15	—	15
Multi-family	—	8	—	8
Commercial real estate	—	97	—	97
Commercial loans and leases	—	2,373	211	2,584
Consumer	—	—	32	32
Total Recoveries	—	2,493	243	2,736
Balance at June 30, 2013	$4,304	$13,908	$40,219	$58,431

	Six Months Ended June 30, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2011	$16,332	$7,742	$24,328	$48,402
Provision for loan losses:
1-4 single family residential	—	309	3,413	3,722
Home equity loans and lines of credit	—	4,333	(1)	4,332
Multi-family	301	(16)	491	776
Commercial real estate	(2,919)	(46)	1,861	(1,104)
Construction and land	80	(60)	201	221
Commercial loans and leases	(244)	(1,622)	5,430	3,564
Consumer	—	—	(19)	(19)
Total Provision	(2,782)	2,898	11,376	11,492
Charge-offs:
1-4 single family residential	—	(26)	—	(26)
Home equity loans and lines of credit	—	(1,874)	—	(1,874)
Multi-family	(425)	—	—	(425)
Commercial real estate	(388)	—	—	(388)
Construction and land	(1,066)	—	—	(1,066)
Commercial loans and leases	(586)	(140)	(1,116)	(1,842)
Total Charge-offs	(2,465)	(2,040)	(1,116)	(5,621)
Recoveries:
Home equity loans and lines of credit	—	2	—	2
Multi-family	—	16	—	16
Commercial real estate	—	11	—	11
Commercial loans and leases	—	1,249	82	1,331
Consumer	—	—	2	2
Total Recoveries	—	1,278	84	1,362
Balance at June 30, 2012	$11,085	$9,878	$34,672	$55,635

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	June 30, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$921	$4,692	$5,613	38.0%
Home equity loans and lines of credit	—	12,487	15	12,502	2.8%
	—	13,408	4,707	18,115	40.8%
Commercial:
Multi-family	279	5	3,043	3,327	6.9%
Commercial real estate	2,756	11	9,274	12,041	20.3%
Construction and land	340	8	588	936	1.2%
Commercial loans and leases	929	476	21,805	23,210	29.4%
	4,304	500	34,710	39,514	57.8%
Consumer	—	—	802	802	1.4%
	$4,304	$13,908	$40,219	$58,431	100%

	December 31, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$984	$10,074	$11,058	41.5%
Home equity loans and lines of credit	—	8,087	19	8,106	3.8%
	—	9,071	10,093	19,164	45.3%
Commercial:
Multi-family	504	5	2,212	2,721	6.5%
Commercial real estate	5,400	31	7,790	13,221	17.5%
Construction and land	350	9	672	1,031	1.6%
Commercial loans and leases	1,765	758	20,047	22,570	28.5%
	8,019	803	30,721	39,543	54.1%
Consumer	—	—	414	414	0.6%
	$8,019	$9,874	$41,228	$59,121	100%

(1) Represents percentage of loans receivable in each category to total loans receivable.

Significant components of the change in the ALLL at June 30, 2013 as compared to December 31, 2012, include:

•                  A decrease of $(5.4) million for new 1-4 single family residential loans, attributable to a decrease in loss factors resulting from the use of more comparable proxy loss data as discussed above, partially offset by growth of the portfolio;

•                  An increase of $4.4 million in the allowance for non-ACI home equity loans, resulting from an increase in projected default probabilities;

•                  An increase of $4.0 million for new commercial loans, resulting from the growth of the commercial  portfolio, partially offset by decreases in loss factors; and

•                  A $(3.7) million decrease in the allowance for ACI commercial loans resulting from continued resolutions, including charge-offs, of impaired loans in this portfolio class and improvements in expected cash flows.

In addition, provisions of $14.6 million were recognized on two impaired new commercial loan relationships during the six months ended June 30, 2013, but were substantially offset by charge-offs of $13.7 million on the same loans.  For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Other Real Estate Owned

The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$68,893	$106,950	$76,022	$123,737
Transfers from loan portfolio	16,848	43,171	41,641	87,353
Sales	(35,281)	(53,349)	(65,923)	(110,771)
Impairment	(419)	(3,048)	(1,699)	(6,595)
Balance, end of period	$50,041	$93,724	$50,041	$93,724

Covered OREO properties owned by the Company had a carrying value of $49.6 million at June 30, 2013.

OREO consisted of the following types of properties at the dates indicated (in thousands):

	June 30, 2013		December 31, 2012

1-4 single family residential	$34,761	69.4%	$58,848	77.4%
Condominium	8,887	17.8%	12,887	17.0%
Multi-family	135	0.3%	257	0.3%
Commercial real estate	5,147	10.3%	1,512	2.0%
Land	1,111	2.2%	2,518	3.3%
	$50,041	100.0%	$76,022	100.0%

The decrease in OREO reflects continued efforts to resolve non-performing covered assets.  Residential OREO inventory declined to 229 units at June 30, 2013 from 402 units at December 31, 2012.

Other Assets

Other assets increased by $58.8 million from December 31, 2012 to June 30, 2013.  The increase is primarily due to a $46.6 million increase in equipment under operating lease for the period.

Deposits

The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,473,085	0.00%	$1,055,998	0.00%	$1,403,161	0.00%	$959,564	0.00%
Interest bearing	570,147	0.45%	502,313	0.65%	557,427	0.47%	488,606	0.65%
Money market	3,216,620	0.50%	2,851,457	0.67%	3,193,082	0.51%	2,693,000	0.69%
Savings	918,755	0.37%	1,107,176	0.62%	946,991	0.40%	1,116,788	0.66%
Time	2,636,693	1.32%	2,624,250	1.49%	2,635,927	1.36%	2,601,538	1.51%
	$8,815,300	0.64%	$8,141,194	0.84%	$8,736,588	0.67%	$7,859,496	0.87%

Total deposits increased by $493 million to $9.0 billion at June 30, 2013 from $8.5 billion at December 31, 2012. The distribution of deposits reflected in the table above reflects growth in lower rate deposit products, including non-interest bearing demand deposits, consistent with management’s business strategy.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2013 (in thousands):

Three months or less	$336,445
Over three through six months	275,892
Over six through twelve months	618,927
Over twelve months	406,877
$1,638,141

Borrowed Funds

The following table sets forth information regarding our short-term borrowings, consisting of securities sold under agreements to repurchase and overnight FHLB advances, as of and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Maximum outstanding at any month-end	$1,644	$52,126	$1,644	$52,126
Balance outstanding at end of period	$1,644	$42,581	$1,644	$42,581
Average outstanding during the period	$2,057	$35,244	$8,446	$18,226
Average interest rate during the period	0.46%	0.40%	0.43%	0.41%
Average interest rate at end of period	0.50%	0.37%	0.50%	0.37%

The Company also utilizes FHLB advances to finance its operations. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances outstanding at June 30, 2013 totaled $2.2 billion, with $410 million, $1.3 billion, $270 million, $75 million and $105 million maturing in 2013, 2014, 2015, 2016 and 2017, respectively.

Capital Resources

Stockholders’ equity increased by $46 million for the six months ended June 30, 2013 due primarily to the retention of earnings, partially offset by dividends. Stockholders’ equity was impacted to a lesser extent by changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges.

The Federal Reserve Board and OCC regulate all capital distributions by BankUnited to its parent. All applications to regulatory authorities for the payment of dividends to date have been approved.

Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2013 and December 31, 2012, BankUnited and the Company had capital levels that exceeded the well-capitalized guidelines.

The following table presents the Company’s regulatory capital ratios as of June 30, 2013 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio

Tier 1 leverage	$1,721,232	13.69%	N/A	(1)	N/A (1)	$503,015	4.00%
Tier 1 risk-based capital	$1,721,232	27.93%	$369,711		6.00%	$246,474	4.00%
Total risk based capital	$1,783,505	28.94%	$616,185		10.00%	$492,948	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

Liquidity

Liquidity involves our ability to generate adequate funds to support asset growth, meet deposit withdrawal and other contractual obligations, maintain reserve requirements and otherwise conduct ongoing operations. BankUnited’s liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. BankUnited also has the ability to raise liquidity through collateralized borrowings, FHLB advances, wholesale deposits or the sale of available for sale securities. The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 5.0%. At June 30, 2013, BankUnited’s liquid assets divided by total assets was 10.9%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At June 30, 2013, BankUnited exceeded the acceptable limit established by ALCO for this ratio. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At June 30, 2013, BankUnited was within acceptable limits established by ALCO for each of these measures.

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

We expect that our liquidity requirements will continue to be satisfied through these sources of funds.

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at June 30, 2013 due to the current low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. At June 30, 2013 the impact on BankUnited’s projected net interest income in a plus 200 basis points scenario was 1.1% in the first twelve months and 7.9% in the second year.

Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at June 30, 2013 due to the current low rate environment.  The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of June 30, 2013, our simulation for BankUnited indicated percentage changes from base EVE of (2.52)%, (5.46)% and (9.10)% in plus 100, 200, and 300 basis point scenarios, respectively.

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

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2013, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $1.3 billion.  The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $14.8 million and the aggregate fair value included in other liabilities was $43.1 million.

Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $409 million at June 30, 2013. The aggregate fair value of these interest rate swaps included in other assets was $4.3 million and the aggregate fair value included in other liabilities was $4.3 million.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of June 30, 2013 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$820,773	$820,773
Commitments to purchase loans	—	89,164	89,164
Unfunded commitments under lines of credit	59,454	669,659	729,113
Commercial and standby letters of credit	—	31,710	31,710
	$59,454	$1,611,306	$1,670,760

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

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of August 2013.

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