Form 10-Q
period 2013-09-30
BankUnited, Inc.
filed 2013-11-08
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 6, 2013
Common Stock, $0.01 Par Value	100,926,893 Shares

BankUnited, Inc.

Form 10-Q

For the Quarter Ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks:
Non-interest bearing	$42,360	$61,088
Interest bearing	16,854	21,507
Interest bearing deposits at Federal Reserve Bank	463,311	408,827
Federal funds sold	3,154	3,931
Cash and cash equivalents	525,679	495,353
Investment securities available for sale, at fair value (including covered securities of $206,666 and $226,505)	3,871,948	4,172,412
Non-marketable equity securities	149,816	133,060
Loans held for sale	844	2,129
Loans (including covered loans of $1,550,974 and $1,864,375)	7,806,563	5,571,739
Allowance for loan and lease losses	(59,619)	(59,121)
Loans, net	7,746,944	5,512,618
FDIC indemnification asset	1,265,037	1,457,570
Bank owned life insurance	206,296	207,069
Other real estate owned (including covered OREO of $47,546 and $76,022)	48,510	76,022
Deferred tax asset, net	79,954	62,274
Goodwill and other intangible assets	69,240	69,768
Other assets	343,746	187,678
Total assets	$14,308,014	$12,375,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$1,680,004	$1,312,779
Interest bearing	632,159	542,561
Savings and money market	4,429,034	4,042,022
Time	3,106,906	2,640,711
Total deposits	9,848,103	8,538,073
Short-term borrowings	6,015	8,175
Federal Home Loan Bank advances and other borrowings	2,363,745	1,916,919
Other liabilities	204,337	106,106
Total liabilities	12,422,200	10,569,273

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 100,860,270 and 95,006,729 shares issued and outstanding	1,009	950
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; 5,415,794 shares of Series A issued and outstanding at December 31, 2012	—	54
Paid-in capital	1,327,164	1,308,315
Retained earnings	504,702	413,385
Accumulated other comprehensive income	52,939	83,976
Total stockholders’ equity	1,885,814	1,806,680
Total liabilities and stockholders’ equity	$14,308,014	$12,375,953

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest income:
Loans	$158,332	$137,039	$458,183	$415,957
Investment securities available for sale	27,993	32,149	88,194	99,247
Other	1,359	1,117	3,780	3,306
Total interest income	187,684	170,305	550,157	518,510
Interest expense:
Deposits	15,248	16,459	44,287	50,466
Borrowings	8,318	14,429	23,915	45,021
Total interest expense	23,566	30,888	68,202	95,487
Net interest income before provision for (recovery of) loan losses	164,118	139,417	481,955	423,023
Provision for (recovery of) loan losses (including $(2,837), $1,021, $(988) and $1,137 for covered loans)	2,604	6,374	19,452	17,866
Net interest income after provision for (recovery of) loan losses	161,514	133,043	462,503	405,157
Non-interest income:
(Amortization) accretion of FDIC indemnification asset	(12,354)	3,432	(21,784)	14,513
Income from resolution of covered assets, net	24,592	17,517	64,362	39,602
Net loss on indemnification asset	(18,377)	(14,199)	(47,747)	(26,602)
FDIC reimbursement of costs of resolution of covered assets	2,040	3,566	7,165	13,415
Service charges and fees	3,634	3,095	10,355	9,440
Gain (loss) on sale of loans, net (including loss related to covered loans of $(4,286) and $(9,368) for the three and nine months ended September 30, 2013)	(4,081)	189	(8,782)	698
Gain on investment securities available for sale, net (including loss related to covered securities of $(963) for the nine months ended September 30, 2013)	1,066	6,035	6,288	6,931
Mortgage insurance income	310	2,571	1,212	8,910
Other non-interest income	4,476	3,478	14,160	16,841
Total non-interest income	1,306	25,684	25,229	83,748
Non-interest expense:
Employee compensation and benefits	44,117	41,968	130,219	132,544
Occupancy and equipment	16,571	13,725	46,994	38,776
Impairment (recovery) of other real estate owned	(243)	1,385	1,456	7,980
Gain on sale of other real estate owned	(1,454)	(1,410)	(8,576)	(1,499)
Other real estate owned expense	533	1,756	2,663	5,193
Foreclosure expense	2,270	3,060	4,769	9,671
Deposit insurance expense	1,926	2,040	5,587	5,136
Professional fees	4,831	3,850	17,212	11,452
Telecommunications and data processing	2,842	3,379	9,694	9,730
Other non-interest expense	12,870	7,469	33,101	25,388
Total non-interest expense	84,263	77,222	243,119	244,371
Income before income taxes	78,557	81,505	244,613	244,534
Provision for income taxes	24,248	31,948	88,070	95,776
Net income	54,309	49,557	156,543	148,758
Preferred stock dividends	—	921	—	2,762
Net income available to common stockholders	$54,309	$48,636	$156,543	$145,996
Earnings per common share, basic (see Note 2)	$0.52	$0.48	$1.52	$1.45
Earnings per common share, diluted (see Note 2)	$0.52	$0.48	$1.51	$1.44
Cash dividends declared per common share	$0.21	$0.17	$0.63	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$54,309	$49,557	$156,543	$148,758
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(5,780)	26,888	(40,173)	61,746
Reclassification adjustment for net securities gains realized in income	(654)	(3,707)	(3,862)	(4,257)
Net change in unrealized gains on securities available for sale	(6,434)	23,181	(44,035)	57,489
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(6,263)	(3,630)	3,686	(8,828)
Reclassification adjustment for net losses realized in income	3,572	2,786	9,312	8,243
Net change in unrealized losses on derivative instruments	(2,691)	(844)	12,998	(585)
Other comprehensive income (loss)	(9,125)	22,337	(31,037)	56,904
Comprehensive income	$45,184	$71,894	$125,506	$205,662

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$156,543	$148,758
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion, net	(293,443)	(344,852)
Provision for loan losses	19,452	17,866
Income from resolution of covered assets, net	(64,362)	(39,602)
Net loss on indemnification asset	47,747	26,602
(Gain) loss on sale of loans, net	8,782	(698)
Increase in cash surrender value of bank owned life insurance	(2,009)	(2,561)
Gain on investment securities available for sale, net	(6,288)	(6,931)
Gain on sale of other real estate owned	(8,576)	(1,499)
Equity based compensation	10,952	20,503
Depreciation and amortization	16,107	10,636
Impairment of other real estate owned	1,456	7,980
Deferred income taxes	1,761	(85,191)
Proceeds from sale of loans held for sale	31,677	32,922
Loans originated for sale, net of repayments	(29,806)	(29,975)
Realized tax benefits from dividend equivalents and equity based compensation	(1,164)	(954)
Gain on acquisition	—	(5,288)
Other:
(Increase) decrease in other assets	7,564	(1,538)
Increase (decrease) in other liabilities	60,804	(32,562)
Net cash used in operating activities	(42,803)	(286,384)

Cash flows from investing activities:
Net cash paid in business combination	—	(1,626)
Purchase of investment securities available for sale	(639,572)	(1,017,933)
Proceeds from repayments of investment securities available for sale	547,362	478,117
Proceeds from sale of investment securities available for sale	323,801	256,609
Maturities and calls of investment securities available for sale	—	71,123
Purchase of non-marketable equity securities	(31,137)	(34,652)
Proceeds from redemption of non-marketable equity securities	14,381	38,270
Purchases of loans	(906,447)	(501,608)
Loan originations, repayments and resolutions, net	(1,119,449)	(124,236)
Proceeds from sale of loans, net	85,821	—
Decrease in FDIC indemnification asset for claims filed	123,002	408,551
Bank owned life insurance proceeds	2,782	—
Purchase of premises and equipment, net	(16,194)	(23,695)
Acquisition of equipment under operating lease	(148,644)	—
Proceeds from sale of other real estate owned	94,594	151,089
Net cash used in investing activities	(1,669,700)	(299,991)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	1,310,075	658,060
Additions to Federal Home Loan Bank advances and other borrowings	2,425,000	1,470,000
Repayments of Federal Home Loan Bank advances and other borrowings	(1,980,002)	(1,475,388)
Increase (decrease) in short-term borrowings	(2,160)	415
Increase in advances from borrowers for taxes and insurance	25,444	22,203
Dividends paid	(43,430)	(49,867)
Realized tax benefits from dividend equivalents and equity based compensation	1,164	954
Exercise of stock options	6,738	2,899
Net cash provided by financing activities	1,742,829	629,276
Net increase in cash and cash equivalents	30,326	42,901
Cash and cash equivalents, beginning of period	495,353	303,742
Cash and cash equivalents, end of period	$525,679	$346,643

Supplemental disclosure of cash flow information:
Interest paid	$65,423	$110,459
Income taxes paid	$54,627	$228,064

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$59,962	$123,054
Assets received in satisfaction of loans	$—	$4,772
Dividends declared, not paid	$21,796	$17,486
Acquisition of assets under capital lease	$1,820	$—
Unsettled securities trades	$—	$135,713
Conversion of Series A preferred stock to common stock	$54	$—
Exchange of common stock for Series A preferred stock	$—	$54
Equity consideration issued in business combination	$—	$39,861

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680
Comprehensive income	—	—	—	—	—	156,543	(31,037)	125,506
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—	—	—
Dividends	—	—	—	—	—	(65,226)	—	(65,226)
Equity based compensation	104,585	1	—	—	10,951	—	—	10,952
Forfeiture of unvested shares	(43,607)	—	—	—	—	—	—	—
Exercise of stock options	376,769	4	—	—	6,734	—	—	6,738
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	1,164	—	—	1,164
Balance at September 30, 2013	100,860,270	$1,009	—	$—	$1,327,164	$504,702	$52,939	$1,885,814

Balance at December 31, 2011	97,700,829	$977	—	$—	$1,240,068	$276,216	$18,019	$1,535,280
Comprehensive income	—	—	—	—	—	148,758	56,904	205,662
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in acquisition	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(52,432)	—	(52,432)
Equity based compensation	359,379	3	—	—	20,500	—	—	20,503
Forfeiture of unvested shares	(49,831)	—	—	—	—	—	—	—
Exercise of stock options	201,895	2	—	—	2,897	—	—	2,899
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	954	—	—	954
Balance at September 30, 2012	94,472,538	$945	5,415,794	$54	$1,304,263	$372,542	$74,923	$1,752,727

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

Note 1   Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of BankUnited, Inc. (“BankUnited, Inc.” or “BKU”), a national bank holding company and its wholly-owned subsidiaries, BankUnited, National Association (“BankUnited” or the “Bank”), and BankUnited Investment Services, Inc. (“BUIS”), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 98 branches located in 15 Florida counties and 5 branches located in the New York metropolitan area as of September 30, 2013. BUIS was a Florida insurance agency providing wealth management and financial planning services. The operations of BUIS were discontinued in May 2013 and were not significant to the consolidated results of operations or financial position of the Company for any period presented.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected in future periods.

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

Note 2   Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per common share:
Numerator:
Net income	$54,309	$49,557	$156,543	$148,758
Preferred stock dividends	—	(921)	—	(2,762)
Net income available to common stockholders	54,309	48,636	156,543	145,996
Distributed and undistributed earnings allocated to participating securities	(2,132)	(3,536)	(7,427)	(10,505)
Income allocated to common stockholders for basic earnings per common share	$52,177	$45,100	$149,116	$135,491
Denominator:
Weighted average common shares outstanding	100,737,319	94,196,429	99,131,377	94,856,763
Less average unvested stock awards	(1,085,044)	(746,934)	(1,118,496)	(1,184,068)
Weighted average shares for basic earnings per common share	99,652,275	93,449,495	98,012,881	93,672,695
Basic earnings per common share	$0.52	$0.48	$1.52	$1.45
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$52,177	$45,100	$149,116	$135,491
Adjustment for earnings reallocated from participating securities	4	2,615	1,264	15
Income used in calculating diluted earnings per common share	$52,181	$47,715	$150,380	$135,506
Denominator:
Average shares for basic earnings per common share	99,652,275	93,449,495	98,012,881	93,672,695
Dilutive effect of stock options and preferred shares	196,190	5,613,427	1,626,264	187,582
Weighted average shares for diluted earnings per common share	99,848,465	99,062,922	99,639,145	93,860,277
Diluted earnings per common share	$0.52	$0.48	$1.51	$1.44

The following potentially dilutive securities were outstanding at September 30, 2013 and 2012 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unvested shares	1,139,864	973,322	1,139,864	973,222
Stock options and warrants	6,408,702	6,963,394	6,408,702	6,963,394
Convertible preferred shares	—	—	—	5,415,794

Note 3   Investment Securities Available for Sale

Investment securities available for sale consisted of the following at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	September 30, 2013
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,529,106	$35,561	$(5,824)	$1,558,843
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,292	162	(159)	27,295
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	422,552	5,467	(392)	427,627
Private label residential mortgage-backed securities and CMOs	124,505	55,164	(90)	179,579	146,576	590	(1,514)	145,652
Private label commercial mortgage-backed securities	—	—	—	—	534,762	8,502	(12,409)	530,855
Collateralized loan obligations	—	—	—	—	373,755	311	(554)	373,512
Non-mortgage asset-backed securities	—	—	—	—	148,733	5,430	(37)	154,126
Mutual funds and preferred stocks	15,419	3,748	—	19,167	125,243	3,137	(1,603)	126,777
Small Business Administration securities	—	—	—	—	307,236	13,359	—	320,595
Other debt securities	3,520	4,400	—	7,920	—	—	—	—
	$143,444	$63,312	$(90)	$206,666	$3,615,255	$72,519	$(22,492)	$3,665,282

	December 31, 2012
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725
	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907

At September 30, 2013, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$496,559	$522,532
Due after one year through five years	1,948,189	2,000,144
Due after five years through ten years	981,367	999,316
Due after ten years	191,922	204,012
Mutual funds and preferred stocks with no stated maturity	140,662	145,944
	$3,758,699	$3,871,948

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2013 was 4.3 years. The effective duration of the investment portfolio as of September 30, 2013 was 1.8 years. The model results are based on assumptions that may differ from actual results.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank totaled $0.9 billion at September 30, 2013 and December 31, 2012.

The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Proceeds from sale of investment securities available for sale	$81,971	$117,355	$323,801	$256,609

Gross realized gains	$1,155	$6,035	$7,345	$7,229
Gross realized losses	(89)	—	(94)	(298)
Net realized gain	1,066	6,035	7,251	6,931
Other-than-temporary impairment (“OTTI”)	—	—	(963)	—
Gain on investment securities available for sale, net	$1,066	$6,035	$6,288	$6,931

During the nine months ended September 30, 2013, OTTI was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security is covered under the Loss Sharing Agreements, therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on indemnification asset”.

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions, at the dates indicated (in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$395,950	$(5,824)	$—	$—	$395,950	$(5,824)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	17,641	(159)	—	—	17,641	(159)
Re-Remics	93,820	(392)	—	—	93,820	(392)
Private label residential mortgage-backed securities and CMOs	82,175	(1,514)	1,405	(90)	83,580	(1,604)
Private label commercial mortgage-backed securities	307,952	(12,409)	—	—	307,952	(12,409)
Collateralized loan obligations	143,469	(554)	—	—	143,469	(554)
Non-mortgage asset-backed securities	16,392	(37)	—	—	16,392	(37)
Mutual funds and preferred stocks	67,567	(1,603)	—	—	67,567	(1,603)
	$1,124,966	$(22,492)	$1,405	$(90)	$1,126,371	$(22,582)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

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

The Company monitors its investment securities available for sale for OTTI on an individual security basis.  As discussed above, one security was determined to be other than temporarily impaired during the nine months ended September 30, 2013.  No securities were determined to be other than temporarily impaired during the nine months ended September 30, 2012. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At September 30, 2013, 65 securities were in unrealized loss positions. Generally, increases in unrealized losses on investment securities available for sale arising during the nine months ended September 30, 2013 were attributable to an increase in medium and long-term market interest rates during the period and in certain cases, widening credit spreads and increases in liquidity premiums in response to rate volatility.  The amount of impairment related to five of these securities was considered insignificant, totaling approximately $28 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities:

At September 30, 2013, 13 U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities were in unrealized loss positions. All of these securities had been in unrealized loss positions for six months or less.  The amount of impairment of each of the individual securities was less than 3% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

Private label residential mortgage-backed securities and CMOs and Re-Remics:

At September 30, 2013, 17 private label residential mortgage-backed securities and Re-Remics were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses related to any of these securities as of September 30, 2013.  Thirteen of the securities had been in unrealized loss positions for five months or less and three for eleven months or less.  These securities evidenced unrealized losses ranging from less than 1% to 5% of amortized cost.  The remaining security had been in an unrealized loss position for 27 months and evidenced an unrealized loss of 8% of amortized cost.  The market for this security is thin and the market price is adversely affected by lack of liquidity.  This bond is considered an odd lot which can be detrimental to potential bids for the security. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Private label commercial mortgage-backed securities:

At September 30, 2013, 12 private label commercial mortgage-backed securities were in unrealized loss positions.  Eleven of these securities had been in unrealized loss positions for five months or less and one for nine

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

months; the amount of impairment ranged from less than 1% to 6% of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Securities in this class generally have longer durations than the portfolio as a whole, so were more significantly impacted by the increase in rates.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Collateralized loan obligations:

At September 30, 2013, seven collateralized loan obligations were in unrealized loss positions.  These securities had been in unrealized loss positions for five months or less and the amount of impairment was less than 1% of amortized cost.  These securities were assessed for OTTI using internally developed models, incorporating market convention assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Non-mortgage asset-backed securities:

At September 30, 2013, two non-mortgage asset-backed securities were in unrealized loss positions.  These securities had been in unrealized loss positions for four months or less and the amount of impairment of each of the individual securities was less than 1% of amortized cost. These securities were assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this analysis were not indicative of expected credit losses.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Mutual funds:

At September 30, 2013, three investments in one mutual fund were in unrealized loss positions.  These investments had been in unrealized loss positions for five months or less and the amount of impairment was less than 4% of amortized cost. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government.  Given the limited severity and duration of impairment, the impairments were considered to be temporary.

Preferred stocks:

At September 30, 2013, six investments in two financial institution preferred stocks were in unrealized loss positions.  These securities had been in unrealized loss positions for five months or less and the amount of impairment was less than 4% of amortized cost.  Given the limited duration and results of the Company’s analysis of the financial condition of the issuers of the financial institution preferred stocks, the impairments were considered to be temporary.

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

Loans consisted of the following at the dates indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	September 30, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,101,579	$75,563	$—	$1,604,404	$2,781,546	35.7%
Home equity loans and lines of credit	42,108	135,019	—	1,657	178,784	2.3%
	1,143,687	210,582	—	1,606,061	2,960,330	38.0%
Commercial:
Multi-family	35,516	636	8,043	658,275	702,470	9.0%
Commercial real estate	148,201	359	6,652	1,436,063	1,591,275	20.4%
Construction and land	11,295	742	—	78,096	90,133	1.2%
Commercial and industrial	6,361	6,786	—	1,954,853	1,968,000	25.3%
Lease financing	—	—	—	324,993	324,993	4.2%
	201,373	8,523	14,695	4,452,280	4,676,871	60.1%
Consumer	1,617	—	—	149,840	151,457	1.9%
Total loans	1,346,677	219,105	14,695	6,208,181	7,788,658	100.0%
Premiums, discounts and deferred fees and costs, net	—	(14,808)	—	32,713	17,905
Loans net of premiums, discounts, deferred fees and costs	1,346,677	204,297	14,695	6,240,894	7,806,563
Allowance for loan and lease losses	(3,345)	(10,743)	—	(45,531)	(59,619)
Loans, net	$1,343,332	$193,554	$14,695	$6,195,363	$7,746,944

	December 31, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%
	1,352,608	251,129	—	922,667	2,526,404	45.3%
Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate	173,732	910	4,087	794,706	973,435	17.5%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%
	262,552	14,082	4,087	2,735,221	3,015,942	54.1%
Consumer	2,239	—	—	33,526	35,765	0.6%
Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)
Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)
Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

At September 30, 2013 and December 31, 2012, the unpaid principal balance (“UPB”) of ACI loans was $3.5 billion and $4.2 billion, respectively.

During the three and nine months ended September 30, 2013 and 2012, the Company purchased 1-4 single family residential loans totaling $331.2 million, $906.4 million, $159.9 million, and $501.6 million, respectively.

At September 30, 2013, the Company had pledged real estate loans with UPB of approximately $5.6 billion and carrying amounts of approximately $3.7 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

During the periods indicated, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Unpaid principal balance of loans sold	$62,963	$165,201

Cash proceeds, net of transaction costs	$32,639	$85,821
Carrying value of loans sold	23,694	56,196
Net pre-tax impact on earnings, excluding gain on indemnification asset	$8,945	$29,625

Loss on sale of covered loans	$(4,286)	$(9,368)
Proceeds recorded in interest income	13,231	38,993
	$8,945	$29,625

Gain on indemnification asset	$5,626	$11,794

The Company did not sell any covered loans during the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013, loans with UPB of $26.0 million and $75.9 million, respectively, were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The loss on the sale of loans from the remaining pools, representing the difference between the carrying amount and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income. These losses were mitigated by increases in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on indemnification asset.” Reimbursements from the FDIC under the terms of the Loss Sharing Agreements are calculated based on UPB rather than on the carrying value of the loans; therefore the amount of gain on indemnification asset reflected in the table above also includes amounts reimbursable from the FDIC related to loans sold from the pool with a zero carrying value.

Allowance for loan and lease losses

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	Three Months Ended
	September 30, 2013				September 30, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$18,115	$39,514	$802	$58,431	$16,331	$39,270	$34	$55,635
Provision for (recovery of) loan losses:
ACI loans	—	(842)	—	(842)	—	(867)	—	(867)
Non-ACI loans	(1,815)	(180)	—	(1,995)	1,863	25	—	1,888
New loans	963	3,606	872	5,441	752	4,536	65	5,353
Total provision	(852)	2,584	872	2,604	2,615	3,694	65	6,374
Charge-offs:
ACI loans	—	(117)	—	(117)	—	(296)	—	(296)
Non-ACI loans	(1,317)	—	—	(1,317)	(851)	(181)	—	(1,032)
New loans	(10)	(458)	(118)	(586)	—	(578)	—	(578)
Total charge-offs	(1,327)	(575)	(118)	(2,020)	(851)	(1,055)	—	(1,906)
Recoveries:
Non-ACI loans	3	144	—	147	25	106	—	131
New loans	—	417	40	457	—	182	—	182
Total recoveries	3	561	40	604	25	288	—	313
Ending balance	$15,939	$42,084	$1,596	$59,619	$18,120	$42,197	$99	$60,416

	Nine Months Ended
	September 30, 2013				September 30, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$19,164	$39,543	$414	$59,121	$10,175	$38,176	$51	$48,402
Provision for (recovery of) loan losses:
ACI loans	—	(2,440)	—	(2,440)	—	(3,649)	—	(3,649)
Non-ACI loans	4,241	(2,789)	—	1,452	6,505	(1,719)	—	4,786
New loans	(4,423)	23,554	1,309	20,440	4,164	12,519	46	16,729
Total provision	(182)	18,325	1,309	19,452	10,669	7,151	46	17,866
Charge-offs:
ACI loans	—	(2,234)	—	(2,234)	—	(2,761)	—	(2,761)
Non-ACI loans	(3,051)	(172)	—	(3,223)	(2,751)	(321)	—	(3,072)
New loans	(10)	(16,628)	(199)	(16,837)	—	(1,694)	—	(1,694)
Total charge-offs	(3,061)	(19,034)	(199)	(22,294)	(2,751)	(4,776)	—	(7,527)
Recoveries:
Non-ACI loans	18	2,622	—	2,640	27	1,382	—	1,409
New loans	—	628	72	700	—	264	2	266
Total recoveries	18	3,250	72	3,340	27	1,646	2	1,675
Ending balance	$15,939	$42,084	$1,596	$59,619	$18,120	$42,197	$99	$60,416

The impact of provisions for (recoveries of) losses on covered loans is significantly mitigated by increases (decreases) in the FDIC indemnification asset, recorded in the consolidated statement of income line item “Net loss on indemnification asset.” Increases (decreases) in the FDIC indemnification asset of $(2.3) million and $(0.9) million were reflected in non-interest income for the three and nine months ended September 30, 2013, respectively, and $0.9 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, related to the provision for (recovery of) loan losses on covered loans, including both ACI and non-ACI loans.

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	September 30, 2013				December 31, 2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$15,939	$42,084	$1,596	$59,619	$19,164	$39,543	$414	$59,121
Ending balance: non-ACI and new loans individually evaluated for impairment	$900	$5,034	$—	$5,934	$984	$1,533	$—	$2,517
Ending balance: non-ACI and new loans collectively evaluated for impairment	$15,039	$33,705	$1,596	$50,340	$18,180	$29,991	$414	$48,585
Ending balance: ACI	$—	$3,345	$—	$3,345	$—	$8,019	$—	$8,019
Ending balance: non-ACI	$10,279	$464	$—	$10,743	$9,071	$803	$—	$9,874
Ending balance: new loans	$5,660	$38,275	$1,596	$45,531	$10,093	$30,721	$414	$41,228
Loans:
Ending balance (1)	$2,960,330	$4,676,871	$151,457	$7,788,658	$2,526,404	$3,015,942	$35,765	$5,578,111
Ending balance: non-ACI and new loans individually evaluated for impairment (1)	$6,397	$23,854	$—	$30,251	$5,302	$24,698	$—	$30,000
Ending balance: non-ACI and new loans collectively evaluated for impairment (1)	$1,810,246	$4,436,949	$149,840	$6,397,035	$1,168,494	$2,724,605	$33,526	$3,926,625
Ending balance: ACI loans	$1,143,687	$216,068	$1,617	$1,361,372	$1,352,608	$266,639	$2,239	$1,621,486

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
New loans:
With no specific allowance recorded:
Multi-family	$—	$—	$—	$3,649	$3,649	$—
Commercial real estate	3,313	3,315	—	1,564	1,564	—
Commercial and industrial	3,474	3,473	—	9,858	9,860	—
With a specific allowance recorded:
Commercial and industrial	13,707	13,722	4,263	4,377	4,381	649
Lease financing	1,345	1,345	771	1,677	1,677	884
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	21,839	21,855	5,034	21,125	21,131	1,533
	$21,839	$21,855	$5,034	$21,125	$21,131	$1,533
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$353	$420	$—	$375	$446	$—
Home equity loans and lines of credit	1,517	1,544	—	176	179	—
Commercial real estate	—	—	—	59	59	—
Commercial and industrial	1,996	1,999	—	3,506	3,508	—
With a specific allowance recorded:
1-4 single family residential	3,557	4,234	849	3,577	4,252	970
Home equity loans and lines of credit	196	199	51	417	425	14
Total:
Residential	$5,623	$6,397	$900	$4,545	$5,302	$984
Commercial	1,996	1,999	—	3,565	3,567	—
	$7,619	$8,396	$900	$8,110	$8,869	$984

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

The following table presents the average recorded investment in impaired new and non-ACI loans for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$—	$3,907	$—	$3,409	$—	$3,930	$—	$2,459
Home equity loans and lines of credit	—	1,727	—	—	—	1,385	—	—
	—	5,634	—	3,409	—	5,315	—	2,459
Commercial:
Multi-family	—	—	7,866	—	912	—	4,855	—
Commercial real estate	2,413	—	3,227	53	1,981	15	1,614	164
Construction and land	—	—	144	—	—	—	238	1,342
Commercial and industrial	16,756	2,146	7,065	5,125	17,034	2,531	5,533	3,810
Lease financing	1,428	—	839	—	1,511	—	419	—
	20,597	2,146	19,141	5,178	21,438	2,546	12,659	5,316
	$20,597	$7,780	$19,141	$8,587	$21,438	$7,861	$12,659	$7,775

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

The following table presents the carrying amount of new and non-ACI loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2013		December 31, 2012
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$92	$764	$155	$2,678
Home equity loans and lines of credit	—	8,042	—	9,767
	92	8,806	155	12,445
Commercial:
Commercial real estate	4,378	54	1,619	59
Construction and land	252	—	278	—
Commercial and industrial	15,965	2,825	11,907	4,530
Lease financing	1,373	—	1,719	—
	21,968	2,879	15,523	4,589
Consumer	76	—	—	—
	$22,136	$11,685	$15,678	$17,034

New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.5 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively.  The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.

The following tables summarize new and non-ACI loans that were modified in TDRs during the periods indicated, as well as new and non-ACI loans modified during the twelve months preceding September 30, 2013 and 2012, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial and industrial	1	$1,871	—	$—	3	$688	—	$—
Non-ACI loans:
1-4 single family residential	—	$—	—	$—	2	$248	1	$121
Commercial and industrial	—	—	—	—	1	17	—	—
	—	$—	—	$—	3	$265	1	$121

	Nine Months Ended September 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment

New loans:
Multi-family	—	$—	—	$—	1	$3,663	—	$—
Commercial and industrial	2	2,364	—	—	6	1,686	1	245
	2	$2,364	—	$—	7	$5,349	1	$245
Non-ACI loans:
1-4 single family residential	2	$334	1	$166	4	$2,072	2	$294
Home equity loans and lines of credit	3	1,119	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2	26	—	—
	5	$1,453	1	$166	6	$2,098	2	$294

Modifications during the three and nine month periods ended September 30, 2013 and 2012 included restructuring of the amount and timing of required periodic payments, extensions of maturity and residential

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at September 30, 2013 and 2012.

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

The following tables summarize key indicators of credit quality for the Company’s new and non-ACI loans at the dates indicated. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	September 30, 2013		December 31, 2012
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$1,624,073	$1,657	$927,859	$1,811
Past due less than 90 days	6,441	—	7,619	143
Past due 90 days or more	505	—	193	—
	$1,631,019	$1,657	$935,671	$1,954
Non-ACI loans:
Current	$61,192	$121,629	$71,096	$140,975
Past due less than 90 days	2,063	2,942	5,057	4,005
Past due 90 days or more	222	8,042	2,431	9,767
	$63,477	$132,613	$78,584	$154,747

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	September 30, 2013				December 31, 2012
	FICO				FICO
LTV	740 or less	741 - 760	761 or greater	Total	740 or less	741 - 760	761 or greater	Total
60% or less	$84,027	$81,115	$415,296	$580,438	$62,433	$35,761	$217,249	$315,443
60% - 70%	58,481	71,149	290,191	419,821	29,138	41,863	159,068	230,069
70% - 80%	69,161	97,916	418,203	585,280	55,319	54,367	256,605	366,291
80% or more	33,134	3,150	9,196	45,480	18,327	1,200	4,341	23,868
	$244,803	$253,330	$1,132,886	$1,631,019	$165,217	$133,191	$637,263	$935,671

Consumer credit exposure, based on delinquency status:

	September 30, 2013	December 31, 2012
New loans:
Current	$154,015	$33,488
Past due less than 90 days	617	54
Past due 90 days or more	75	—
	$154,707	$33,542

Commercial credit exposure, based on internal risk rating:

	September 30, 2013
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$658,402	$1,424,577	$77,692	$1,920,595	$326,388	$4,407,654
Special mention	—	1,534	—	3,766	—	5,300
Substandard	415	9,280	252	23,967	747	34,661
Doubtful	—	51	—	5,219	626	5,896
	$658,817	$1,435,442	$77,944	$1,953,547	$327,761	$4,453,511
Non-ACI loans:
Pass	$633	$303	$698	$3,658	$—	$5,292
Substandard	—	54	—	2,412	—	2,466
Doubtful	—	—	—	449	—	449
	$633	$357	$698	$6,519	$—	$8,207

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

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

The following table presents an aging of loans in the new and non-ACI portfolios at the dates indicated. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

	September 30, 2013					December 31, 2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$1,624,073	$6,391	$50	$505	$1,631,019	$927,859	$7,458	$161	$193	$935,671
Home equity loans and lines of credit	1,657	—	—	—	1,657	1,811	143	—	—	1,954
Multi-family	658,817	—	—	—	658,817	306,481	—	—	—	306,481
Commercial real estate	1,433,006	545	1,840	51	1,435,442	793,105	—	—	—	793,105
Construction and land	77,944	—	—	—	77,944	72,002	—	—	—	72,002
Commercial and industrial	1,937,985	564	477	14,521	1,953,547	1,322,937	7,147	192	2,505	1,332,781
Lease financing	327,761	—	—	—	327,761	227,741	—	—	—	227,741
Consumer	154,015	581	36	75	154,707	33,488	9	45	—	33,542
	$6,215,258	$8,081	$2,403	$15,152	$6,240,894	$3,685,424	$14,757	$398	$2,698	$3,703,277

Non-ACI loans:
1-4 single family residential	$61,192	$1,481	$582	$222	$63,477	$71,096	$4,448	$609	$2,431	$78,584
Home equity loans and lines of credit	121,629	2,432	510	8,042	132,613	140,975	2,170	1,835	9,767	154,747
Multi-family	633	—	—	—	633	712	—	—	—	712
Commercial real estate	357	—	—	—	357	910	—	—	—	910
Construction and land	698	—	—	—	698	775	—	—	—	775
Commercial and industrial	4,010	288	—	2,221	6,519	7,164	27	12	4,045	11,248
	$188,519	$4,201	$1,092	$10,485	$204,297	$221,632	$6,645	$2,456	$16,243	$246,976

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed carrying value. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2013 and the year ended December 31, 2012 were as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

Balance, December 31, 2011	$1,523,615
Reclassifications from non-accretable difference	206,934
Accretion	(444,483)
Balance, December 31, 2012	1,286,066
Reclassifications from non-accretable difference	231,070
Accretion	(313,326)
Balance, September 30, 2013	$1,203,810

Accretable yield at September 30, 2013 included expected cash flows from a pool of 1-4 single family residential loans whose carrying value had been reduced to zero.  The UPB of loans remaining in this pool was $96.1 million at September 30, 2013.

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

	September 30, 2013			December 31, 2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate	$373	$418	$—	$104	$171	$—
Construction and land	558	608	—	512	669	—
Commercial and industrial	—	—	—	188	188	—
With a specific allowance recorded:
Multi-family	3,116	3,181	277	6,626	7,043	504
Commercial real estate	15,365	16,119	1,820	23,696	27,357	5,400
Construction and land	2,413	2,530	320	4,874	6,567	350
Commercial and industrial	4,569	5,037	928	7,580	7,959	1,765
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	26,394	27,893	3,345	43,580	49,954	8,019
	$26,394	$27,893	$3,345	$43,580	$49,954	$8,019

The following table presents the average recorded investment in impaired ACI loans or pools for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial:
Multi-family	$3,092	$11,023	$5,136	$13,264
Commercial real estate	17,884	42,877	23,813	46,491
Construction and land	2,907	11,003	4,278	14,256
Commercial and industrial	5,326	12,496	6,197	14,089
	$29,209	$77,399	$39,424	$88,100

The following table summarizes ACI loans that were modified in TDRs during the periods indicated, as well as ACI loans modified during the twelve months preceding September 30, 2013 and 2012, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	—	$—	—	$—	2	$152	—	$—

	Nine Months Ended September 30,
	2013				2012
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$1,313	—	$—	3	$252	—	$—
Commercial and industrial	1	168	—	—	3	317	—	—
	4	$1,481	—	$—	6	$569	—	$—

Modifications during the three and nine month periods ended September 30, 2013 and 2012 included restructurings of the amount and timing of payments, extensions of maturity and modifications of interest rates. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

The following tables summarize key indicators of credit quality for the Company’s ACI loans at the dates indicated (in thousands):

Residential credit exposure, based on delinquency status:

	September 30, 2013		December 31, 2012
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$987,405	$36,147	$1,093,363	$43,226
Past due less than 90 days	41,909	1,277	63,435	1,818
Past due 90 days or more	72,265	4,684	143,311	7,455
	$1,101,579	$42,108	$1,300,109	$52,499

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

Consumer credit exposure, based on delinquency status:

	September 30,	December 31,
	2013	2012
Current	$1,610	$2,190
Past due less than 90 days	1	17
Past due 90 days or more	6	32
	$1,617	$2,239

Commercial credit exposure, based on internal risk rating:

	September 30, 2013
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total
Pass	$32,138	$106,017	$7,316	$2,102	$147,573
Special mention	479	4,562	—	—	5,041
Substandard	10,942	44,186	3,979	4,240	63,347
Doubtful	—	88	—	19	107
	$43,559	$154,853	$11,295	$6,361	$216,068

	December 31, 2012
	Multi-Family	Commercial Real Estate	Construction and Land	Commercial and Industrial	Total
Pass	$36,068	$118,397	$6,937	$6,183	$167,585
Special mention	381	4,615	—	—	4,996
Substandard	19,699	54,794	11,127	8,198	93,818
Doubtful	—	13	—	227	240
	$56,148	$177,819	$18,064	$14,608	$266,639

The following table presents an aging of loans in the ACI portfolio at the dates indicated (in thousands):

	September 30, 2013					December 31, 2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1-4 single family residential	$987,405	$32,843	$9,066	$72,265	$1,101,579	$1,093,363	$47,529	$15,906	$143,311	$1,300,109
Home equity loans and lines of credit	36,147	935	342	4,684	42,108	43,226	1,254	564	7,455	52,499
Multi-family	40,791	187	—	2,581	43,559	47,474	45	—	8,629	56,148
Commercial real estate	151,721	880	87	2,165	154,853	171,908	2,075	447	3,389	177,819
Construction and land	8,052	—	—	3,243	11,295	9,257	—	—	8,807	18,064
Commercial and industrial	3,494	55	—	2,812	6,361	7,762	1,951	17	4,878	14,608
Consumer	1,610	1	—	6	1,617	2,190	10	7	32	2,239
	$1,229,220	$34,901	$9,495	$87,756	$1,361,372	$1,375,180	$52,864	$16,941	$176,501	$1,621,486

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $76.9 million and $150.8 million at September 30, 2013 and December 31, 2012, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $10.5 million and $25.7 million at September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, ACI commercial real estate loans with a carrying

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

value of $1.0 million were classified as non-accrual.

Note 5   FDIC Indemnification Asset

The FDIC indemnification asset was originally recognized at an amount equal to the present value of estimated future payments to be received from the FDIC under the terms of the Loss Sharing Agreements.

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or, for the non-residential portfolio, charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the consolidated statement of income line item “Income from resolution of covered assets, net.” Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the consolidated statement of income line item “Net loss on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

Conversely, significant increases in future expected cash flows from the covered assets are recognized prospectively as adjustments to the yield on those assets.  Those increases in expected cash flows from the assets result in decreases in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements, which are also recognized prospectively, as an adjustment of the rate of accretion or amortization of the FDIC indemnification asset.

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of (provision for)losses on covered loans	$2,837	$(2,304)	$533	$(1,021)	$947	$(74)
Income from resolution of covered assets, net	24,592	(20,120)	4,472	17,517	(15,136)	2,381
Loss on sale of covered loans	(4,286)	5,626	1,340	—	—	—
Gain on sale of OREO	1,454	(1,384)	70	1,410	(1,118)	292
Recovery (impairment) of OREO	243	(195)	48	(1,385)	1,108	(277)
	$24,840	$(18,377)	$6,463	$16,521	$(14,199)	$2,322

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$988	$(910)	$78	$(1,137)	$1,620	$483
Income from resolution of covered assets, net	64,362	(53,679)	10,683	39,602	(33,510)	6,092
Loss on sale of covered loans	(9,368)	11,794	2,426	—	—	—
OTTI on covered investment securities available for sale	(963)	770	(193)	—	—	—
Gain on sale of OREO	8,576	(6,885)	1,691	1,499	(1,096)	403
Recovery(impairment) of OREO	(1,456)	1,163	(293)	(7,980)	6,384	(1,596)
	$62,139	$(47,747)	$14,392	$31,984	$(26,602)	$5,382

Changes in the FDIC indemnification asset for the nine months ended September 30, 2013 and for the year ended December 31, 2012, were as follows (in thousands):

Balance, December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)
Balance, December 31, 2012	1,457,570
Amortization	(21,784)
Reduction for claims filed	(123,002)
Net loss on indemnification asset	(47,747)
Balance, September 30, 2013	$1,265,037

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three months ended September 30, 2013 and 2012, non-interest expense included approximately $1.6 million and $4.8 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the same periods in 2013 and 2012, claims of $2.0 million and $3.6 million, respectively, were submitted to the FDIC for reimbursement.  For the nine months ended September 30, 2013 and 2012, non-interest expense included approximately $5.6 million and $14.9 million, respectively, of expenses subject to reimbursement at the 80% level, and claims of $7.2 million and $13.4 million, respectively, were submitted to the FDIC for reimbursement.  As of September 30, 2013, $13.6 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods.

Note 6   Income Taxes

The Company’s effective income tax rate of 30.9% for the three months ended September 30, 2013 differed from the statutory federal income tax rate primarily due to the reversal of $3.6 million of reserves for uncertain state income tax positions as a result of the lapse in the statute of limitations, partially offset by the impact of state income taxes. The effective income tax rate of 36.0% for the nine months ended September 30, 2013 differed from the statutory federal income tax rate primarily due to the impact of state income taxes, partially offset by the reversal of reserves for uncertain state income tax positions recognized in the third quarter. For the three and nine months ended September 30, 2012, the effective income tax rate was 39.2% for both periods and differed from the statutory federal income tax rate primarily due to the impact of state income taxes.

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

September 30, 2013

benchmark interest rate LIBOR. The effective portion of changes in the fair value of interest rate swaps designated as cash flow hedging instruments is reported in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings.

The Company also enters into interest rate derivative contracts with certain of its borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with financial institution counterparties. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the nine months ended September 30, 2013 and 2012 was not material.

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

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2013
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	2.1	$225,000	Other liabilities	$—	$(15,267)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	4.1	1,505,000	Other assets / Other liabilities	12,554	(31,547)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.18%	Indexed to 1-month Libor	4.9	208,758	Other assets / Other liabilities	349	(4,284)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.18%	4.9	208,758	Other assets / Other liabilities	4,284	(349)
					$2,147,516		$17,187	$(51,447)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	December 31, 2012
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	2.8	$225,000	Other liabilities	$—	$(14,622)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.75%	3-Month Libor	3.8	285,000	Other liabilities	—	(36,182)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.18%	Indexed to 1-month Libor	4.8	102,712	Other liabilities	—	(4,908)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.18%	4.8	102,712	Other assets	4,908	—
					$715,424		$4,908	$(55,712)

The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(5,815)	$(4,536)	$(15,160)	$(13,420)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$—	$—

During the nine months ended September 30, 2013 and 2012, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2013, the amount expected to be reclassified from AOCI into income during the next twelve months was $25.2 million.

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

	September 30, 2013
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Offset in Balance Sheet	Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$12,903	$—	$12,903	$(2,982)	$(9,803)	$118
Derivative liabilities	(51,098)	—	(51,098)	2,982	48,116	—
	$(38,195)	$—	$(38,195)	$—	$38,313	$118

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

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

At September 30, 2013, the Company has pledged investment securities available for sale with a carrying amount of $50.5 million and cash on deposit of $15.3 million as collateral for these interest rate swaps in a liability position. Financial collateral of $10.0 million was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps, which approximates their carrying amount at September 30, 2013.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $3.2 million and $8.0 million at September 30, 2013 and December 31, 2012, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $0.8 million and $2.1 million at September 30, 2013 and December 31, 2012, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at September 30, 2013 and December 31, 2012.

Note 8  Stockholders’ Equity

Accumulated Other Comprehensive Income

Changes in AOCI for the periods indicated are summarized as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	Three Months Ended September 30,
	2013			2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(9,402)	$3,622	$(5,780)	$43,774	$(16,886)	$26,888
Amounts reclassified to gain on investment securities
available for sale, net	(1,066)	412	(654)	(6,035)	2,328	(3,707)
Net change in unrealized gains on securities available for sale	(10,468)	4,034	(6,434)	37,739	(14,558)	23,181
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(10,196)	3,933	(6,263)	(5,910)	2,280	(3,630)
Amounts reclassified to interest expense on deposits	1,268	(489)	779	1,226	(473)	753
Amounts reclassified to interest expense on borrowings	4,547	(1,754)	2,793	3,310	(1,277)	2,033
Net change in unrealized losses on derivative instruments	(4,381)	1,690	(2,691)	(1,374)	530	(844)
Other comprehensive income (loss)	$(14,849)	$5,724	$(9,125)	$36,365	$(14,028)	$22,337

	Nine Months Ended September 30,
	2013			2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(65,351)	$25,178	$(40,173)	$100,523	$(38,777)	$61,746
Amounts reclassified to gain on investment securities available for sale, net	(6,288)	2,426	(3,862)	(6,931)	2,674	(4,257)
Net change in unrealized gains on securities available for sale	(71,639)	27,604	(44,035)	93,592	(36,103)	57,489
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	6,001	(2,315)	3,686	(14,372)	5,544	(8,828)
Amounts reclassified to interest expense on deposits	3,764	(1,452)	2,312	3,653	(1,409)	2,244
Amounts reclassified to interest expense on borrowings	11,396	(4,396)	7,000	9,767	(3,768)	5,999
Net change in unrealized losses on derivative instruments	21,161	(8,163)	12,998	(952)	367	(585)
Other comprehensive income (loss)	$(50,478)	$19,441	$(31,037)	$92,640	$(35,736)	$56,904

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on	Unrealized Losses
	Investment Securities	on Derivative
	Available for Sale	Instruments	Total

Balance, December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive income	(44,035)	12,998	(31,037)
Balance, September 30, 2013	$69,564	$(16,625)	$52,939

Balance, December 31, 2011	$55,172	$(37,153)	$18,019
Other comprehensive income	57,489	(585)	56,904
Balance, September 30, 2012	$112,661	$(37,738)	$74,923

Preferred Stock

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

September 30, 2013

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

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,558,843	$—	$1,558,843
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	27,295	—	27,295
Re-Remics	—	427,627	—	427,627
Private label residential mortgage-backed securities and CMOs	—	120,450	204,781	325,231
Private label commercial mortgage-backed securities	—	530,855	—	530,855
Collateralized loan obligations	—	373,512	—	373,512
Non-mortgage asset-backed securities	—	154,126	—	154,126
Mutual funds and preferred stocks	145,694	250	—	145,944
Small Business Administration securities	—	320,595	—	320,595
Other debt securities	—	3,200	4,720	7,920
Derivative assets	—	17,187	31	17,218
Total assets at fair value	$145,694	$3,533,940	$209,532	$3,889,166
Derivative liabilities	$—	$51,447	$14	$51,461
Total liabilities at fair value	$—	$51,447	$14	$51,461

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury and Government agency securities	$20,141	$15,013	$—	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,584,523	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	60,416	—	60,416
Re-Remics	—	585,042	—	585,042
Private label residential mortgage-backed securities and CMOs	—	205,027	243,058	448,085
Private label commercial mortgage-backed securities	—	433,092	—	433,092
Collateralized loan obligations	—	253,188	—	253,188
Non-mortgage asset-backed securities	—	241,346	—	241,346
Mutual funds and preferred stocks	149,279	374	—	149,653
State and municipal obligations	—	25,353	—	25,353
Small Business Administration securities	—	339,610	—	339,610
Other debt securities	—	12,777	4,173	16,950
Derivative assets	—	4,908	—	4,908
Total assets at fair value	$169,420	$3,760,669	$247,231	$4,177,320
Derivative liabilities	$—	$55,712	$29	$55,741
Total liabilities at fair value	$—	$55,712	$29	$55,741

There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2013 and 2012.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	Three Months Ended September 30, 2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities

Balance at beginning of period	$219,714	$4,351	$91	$(45)
Gains (losses) for the period included in:
Net income	—	—	(60)	31
Other comprehensive income	(680)	381	—	—
Premium and discount (amortization) accretion	5,165	15	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(19,418)	(27)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$204,781	$4,720	$31	$(14)

	Three Months Ended September 30, 2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivative Liabilities

Balance at beginning of period	$487,990	$75,194	$3,736	$(4)
Gains (losses) for the period included in:
Net income	—	—	—	(40)
Other comprehensive income	11,702	555	13	—
Premium and discount (amortization) accretion	3,315	(886)	16	—
Purchases or issuances	22,863	—	—	—
Sales	—	—	—	—
Settlements	(37,804)	(3,414)	(34)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$488,066	$71,449	$3,731	$(44)

	Nine Months Ended September 30, 2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities

Balance at beginning of period	$243,058	$4,173	$—	$(29)
Gains (losses) for the period included in:
Net income	—	—	31	15
Other comprehensive income	(3,366)	811	—	—
Premium and discount (amortization) accretion	10,123	45	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(45,034)	(309)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$204,781	$4,720	$31	$(14)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

	Nine Months Ended September 30, 2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset- Backed Securities	Other Debt Securities	Derivative Liabilities

Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains (losses) for the period included in:
Net income	—	—	—	(44)
Other comprehensive income	17,852	932	601	—
Premium and discount (amortization) accretion	10,496	(679)	47	—
Purchases or issuances	167,300	—	—	—
Sales	—	—	—	—
Settlements	(95,269)	(8,674)	(76)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$488,066	$71,449	$3,731	$(44)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest expense.”

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy (dollars in thousands):

	Fair Value at	Valuation	Unobservable	Range (Weighted
	September 30, 2013	Technique	Input	Average)
Private label residential mortgage-backed securities and CMOs - Covered	$179,579	Discounted cash flow	Voluntary prepayment rate	2.64% - 12.33% (6.66%)
			Probability of default	0.04% - 19.12% (4.69%)
			Loss severity	0.00% - 55.10% (18.24%)

Private label residential mortgage-backed securities and CMOs - Non-covered	$25,202	Discounted cash flow	Voluntary prepayment rate	9.47% - 18.94% (15.05%)
			Probability of default	0.60% - 1.11% (0.87%)
			Loss severity	0.51% - 16.03% (7.55%)

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

Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at September 30, 2013 had an aggregate fair value of $25.2 million.  These securities consisted of senior tranches issued from 2003 to 2004 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.6% to 4.6%, ratings ranging from Baa1 to A and subordination levels ranging from 7.2% to 11.3%.

The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2013 consisted of pooled trust preferred securities with a fair value of $4.7 million and private label residential mortgage-backed securities with a fair value of $179.6 million. The trust preferred securities are not material to the Company’s financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

The Company uses third-party pricing services in determining fair value measurements for investment securities. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the pricing services, conducts interviews with valuation desk personnel, performs on-site walkthroughs and reviews model results and detailed assumptions used to value selected securities as considered necessary. Management has established a robust price challenge process that includes a review by the treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from expectations is challenged. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. The Company has also established a quarterly process whereby prices provided by its primary pricing service for a sample of securities are validated. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources.

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

The following tables present assets for which nonrecurring changes in fair value have been recorded for the periods indicated (in thousands):

					Gains (Losses) from Fair Value Changes
	September 30, 2013				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2013
OREO	$—	$—	$48,510	$48,510	$243	$(1,456)
Impaired loans	$—	$—	$13,377	$13,377	$(2,412)	$(17,979)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2013

					Losses from Fair Value Changes
	September 30, 2012				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2012
OREO	$—	$—	$89,221	$89,221	$(1,385)	$(7,980)
Impaired loans	$—	$—	$5,123	$5,123	$(1,301)	$(1,301)

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

	September 30, 2013			December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$525,679	$525,679	$495,353	$495,353
Investment securities available for sale	1/2/3	3,871,948	3,871,948	4,172,412	4,172,412
Non-marketable equity securities	2	149,816	149,816	133,060	133,060
Loans held for sale	2	844	857	2,129	2,151
Loans:
Covered	3	1,536,886	2,295,422	1,846,482	2,508,466
Non-covered	3	6,210,058	6,190,215	3,666,136	3,718,377
FDIC Indemnification asset	3	1,265,037	932,033	1,457,570	1,285,434
Accrued interest receivable	2	24,841	24,841	22,059	22,059
Derivative assets	2/3	17,218	17,218	4,908	4,908
Liabilities:
Demand, savings and money market deposits	2	$6,741,197	$6,741,197	$5,897,362	$5,897,362
Time deposits	2	3,106,906	3,131,411	2,640,711	2,666,780
Short-term borrowings	2	6,015	6,015	8,175	8,175
Federal Home Loan Bank advances and other borrowings	2	2,363,745	2,367,902	1,916,919	1,929,316
Accrued interest payable	2	2,077	2,077	3,877	3,877
Derivative liabilities	2/3	51,461	51,461	55,741	55,741

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

September 30, 2013

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

September 30, 2013

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

Total lending related commitments outstanding at September 30, 2013 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$540,755	$540,755
Commitments to purchase loans	—	103,205	103,205
Unfunded commitments under lines of credit	60,454	796,605	857,059
Commercial and standby letters of credit	—	38,710	38,710
	$60,454	$1,479,275	$1,539,729

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2013 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012  (the Annual Report on Form 10-K”).

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

Quarterly Highlights

•                  Net income for the quarter ended September 30, 2013 was $54.3 million, or $0.52 per diluted share as compared to $49.6 million, or $0.48 per diluted share, for the quarter ended September 30, 2012.

•                  New loans grew by $1.1 billion during the third quarter of 2013. Net of the resolution of covered loans, loans grew $999 million during the quarter to $7.8 billion at September 30, 2013.  Additionally, the Company’s portfolio of assets financed under operating leases grew by $99.7 million to $185.0 million during the quarter.

•                  Total deposits increased by $817 million for the quarter ended September 30, 2013 to $9.8 billion, reflecting growth across all deposit categories.

•                  Net interest income increased by $24.7 million to $164.1 million for the quarter ended September 30, 2013 from $139.4 million for the quarter ended September 30, 2012. Interest income increased by $17.4 million primarily as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the tax-equivalent yield on loans to 8.83% from 10.79%. Interest expense decreased by $7.3 million due primarily to a decline in the cost of interest bearing liabilities to 0.93% from 1.31%, partially offset by an increase in average interest bearing liabilities.

•                  The net interest margin, calculated on a tax-equivalent basis, was 5.70% for the quarter ended September 30, 2013 compared to 5.47% for the quarter ended September 30, 2012. The most significant factor contributing to this increase in net interest margin is the decline in the cost of deposits and borrowings.

•                  Earnings for the quarter ended September 30, 2013 benefited from a reduction in the effective income tax rate, primarily due to a $3.6 million release of reserves for uncertain tax liabilities.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 0.61% and a ratio of non-performing loans to total loans of 0.50% at September 30, 2013. The ratio of non-performing, non-covered assets to total assets was 0.18% at September 30, 2013.

•                  The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 13.1%, a Tier 1 risk-based capital ratio of 24.1% and a Total risk-based capital ratio of 25.0% at September 30, 2013.

•                  Book value and tangible book value per common share were $18.70 and $18.01, respectively, at September 30, 2013.

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

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to decline as ACI loans comprise a declining percentage of total loans.  The proportion of total loans represented by ACI loans will decline as the ACI loans are resolved and new loans are added to the portfolio.  ACI loans represented 17.4% and 29.1% of total loans, net of premiums, discounts, deferred fees and costs, at September 30, 2013 and December 31, 2012, respectively. As this trend continues, we expect our net interest margin and interest rate spread to decrease.

Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was $96.1 million at September 30, 2013.

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

	Three Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Assets:
Interest earning assets:
Loans	$7,234,822	$160,257	8.83%	$5,117,295	$138,252	10.79%
Investment securities available for sale	4,030,197	28,670	2.85%	4,658,274	33,082	2.84%
Other interest earning assets	416,185	1,359	1.30%	559,889	1,117	0.80%
Total interest earning assets	11,681,204	190,286	6.50%	10,335,458	172,451	6.66%
Allowance for loan and lease losses	(61,792)			(56,392)
Non-interest earning assets	2,009,626			2,372,698
Total assets	$13,629,038			$12,651,764
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$571,884	636	0.44%	$505,657	824	0.65%
Savings and money market deposits	4,342,628	5,191	0.47%	3,989,263	5,867	0.59%
Time deposits	2,927,537	9,421	1.28%	2,661,285	9,768	1.46%
Total interest bearing deposits	7,842,049	15,248	0.77%	7,156,205	16,459	0.91%
Borrowings:
FHLB advances and other borrowings	2,198,613	8,316	1.50%	2,225,235	14,420	2.58%
Short-term borrowings	1,118	2	0.50%	7,952	9	0.43%
Total interest bearing liabilities	10,041,780	23,566	0.93%	9,389,392	30,888	1.31%
Non-interest bearing demand deposits	1,568,407			1,199,577
Other non-interest bearing liabilities	144,231			335,193
Total liabilities	11,754,418			10,924,162
Stockholders’ equity	1,874,620			1,727,602
Total liabilities and stockholders’ equity	$13,629,038			$12,651,764
Net interest income		$166,720			$141,563
Interest rate spread			5.57%			5.35%
Net interest margin			5.70%			5.47%

(1) On a tax-equivalent basis where applicable

(2) Annualized

	Nine Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Assets:
Interest earning assets:
Loans	$6,311,252	$463,144	9.79%	$4,736,869	$418,835	11.80%
Investment securities available for sale	4,245,236	90,327	2.84%	4,582,143	103,129	3.00%
Other interest earning assets	471,625	3,780	1.07%	535,912	3,306	0.82%
Total interest earning assets	11,028,113	557,251	6.74%	9,854,924	525,270	7.11%
Allowance for loan and lease losses	(62,272)			(54,540)
Non-interest earning assets	2,060,332			2,408,962
Total assets	$13,026,173			$12,209,346
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$562,299	1,945	0.46%	$494,331	2,406	0.65%
Savings and money market deposits	4,208,333	15,175	0.48%	3,870,050	18,790	0.65%
Time deposits	2,734,198	27,167	1.33%	2,621,599	29,270	1.49%
Total interest bearing deposits	7,504,830	44,287	0.79%	6,985,980	50,466	0.96%
Borrowings:
FHLB advances and other borrowings	2,026,828	23,896	1.58%	2,229,674	44,976	2.69%
Short-term borrowings	5,977	19	0.43%	14,777	45	0.41%
Total interest bearing liabilities	9,537,635	68,202	0.96%	9,230,431	95,487	1.38%
Non-interest bearing demand deposits	1,458,849			1,040,153
Other non-interest bearing liabilities	172,342			276,857
Total liabilities	11,168,826			10,547,441
Stockholders’ equity	1,857,347			1,661,905
Total liabilities and stockholders’ equity	$13,026,173			$12,209,346
Net interest income		$489,049			$429,783
Interest rate spread			5.78%			5.73%
Net interest margin			5.92%			5.82%

(1) On a tax-equivalent basis where applicable

(2) Annualized

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net interest income, calculated on a tax-equivalent basis, was $166.7 million for the three months ended September 30, 2013 compared to $141.6 million for the three months ended September 30, 2012, an increase of $25.1 million. The increase in net interest income was comprised of an increase in interest income of $17.8 million and a decrease in interest expense of $7.3 million.

The increase in tax-equivalent interest income resulted primarily from a $22.0 million increase in interest income from loans offset by a $4.4 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $2.1 billion increase in the average balance outstanding offset by a 1.96% decrease in the tax equivalent yield to 8.83% for the quarter ended September 30, 2013 from 10.79% for the quarter ended September 30, 2012. Offsetting factors contributing to the overall decline in the yield on loans included:

•                  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the quarter ended September 30, 2013 than for the comparable period in 2012. New loans represented 77.9% of the average balance of loans outstanding for the quarter ended September 30,

2013 as compared to 58.8% for the quarter ended September 30, 2012. This trend is expected to continue.

•                  The tax equivalent yield on new loans declined to 3.71% for the quarter ended September 30, 2013 from 4.29% for the quarter ended September 30, 2012, primarily reflecting the addition of loans to the portfolio at lower market rates.

•                  The yield on covered loans increased to 26.91% for the quarter ended September 30, 2013 from 20.07% for the comparable quarter in 2012. The increase in the yield on covered loans resulted primarily from (i) improvements in expected cash flows and (ii) the inclusion of proceeds of $13.2 million from the sale of ACI residential loans from the pool with a carrying value of zero in interest income for the quarter ended September 30, 2013.

The average balance of investment securities available for sale decreased by $628 million for the three months ended September 30, 2013 from the three months ended September 30, 2012 while the tax-equivalent yield increased to 2.85% for the three months ended September 30, 2013 from 2.84% for the same period in 2012.

The primary components of the decrease in interest expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 were a $1.2 million decline in interest expense on deposits and a $6.1 million decline in interest expense on FHLB advances and other borrowings. Contributing to the decline in interest expense on deposits was a decline in market interest rates, leading to a decrease in the average rate paid on interest bearing deposits to 0.77% for the three months ended September 30, 2013 from 0.91% for the three months ended September 30, 2012.  This decrease was partially offset by an increase of $686 million in average interest bearing deposits.  The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and accretion, declined by 1.08% to 1.50% for the three months ended September 30, 2013 from 2.58% for the three months ended September 30, 2012.  This decline reflected the impact of the extinguishment and maturity of higher rate advances.

The net interest margin, calculated on a tax-equivalent basis, for the three months ended September 30, 2013 was 5.70% as compared to 5.47% for the three months ended September 30, 2012, an increase of 23 basis points. The interest rate spread increased to 5.57% for the three months ended September 30, 2013 from 5.35% for the three months ended September 30, 2012. Factors contributing to the increase in net interest margin and interest rate spread included (i) increased yields on covered loans, (ii) the increase in interest-earning assets as a percent of total assets, (iii) a lower cost of funds and (iv) the increase in non-interest bearing deposits.  Average non-interest bearing deposits as a percentage of average total deposits increased by 2.3% to 16.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. These factors were partly offset by lower yields on new loans.  We expect the net interest margin and interest rate spread to decrease in future periods as new loans are added to the portfolio at lower current rates.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Net interest income, calculated on a tax-equivalent basis, was $489.0 million for the nine months ended September 30, 2013 compared to $429.8 million for the nine months ended September 30, 2012, an increase of $59.2 million. The increase in net interest income was comprised of an increase in interest income of $32.0 million and a decrease in interest expense of $27.3 million.

The increase in tax-equivalent interest income resulted primarily from a $44.3 million increase in interest income from loans offset by a $12.8 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $1.6 billion increase in the average balance outstanding offset by a 2.01% decrease in the tax equivalent yield to 9.79% for the nine months ended September 30, 2013 from 11.80% for the nine months ended September 30, 2012. Offsetting factors contributing to the overall decline in the yield on loans included:

•                  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the nine months ended September 30, 2013 than for the comparable period in 2012. New loans represented 73.1% of the average balance of loans outstanding for the nine months ended September 30, 2013 as compared to 52.8% for the nine months ended September 30, 2012.

•                  The tax equivalent yield on new loans declined to 3.85% for the nine months ended September 30, 2013 from 4.44% for the nine months ended September 30, 2012, primarily reflecting the addition of loans to the portfolio at lower market rates.

•                  The yield on covered loans increased to 25.93% for the nine months ended September 30, 2013 from 20.02% for the nine months ended September 30, 2012. The increase in the yield on covered loans resulted primarily from (i) improvements in expected cash flows and (ii) the inclusion of proceeds of $39.0 million from the sale of ACI residential loans from the pool with a carrying value of zero in interest income for the nine months ended September 30, 2013.

The average balance of investment securities available for sale decreased by $337 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 while the tax-equivalent yield declined to 2.84% for the nine months ended September 30, 2013 from 3.00% for the same period in 2012. The decline in yield resulted from lower prevailing market interest rates and changes in portfolio composition.

The primary components of the decrease in interest expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 were a $6.2 million decline in interest expense on deposits and a $21.1 million decline in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the decline in interest expense on deposits was a decline in market interest rates, leading to a decrease in the average rate paid on interest bearing deposits to 0.79% for the nine months ended September 30, 2013 from 0.96% for the nine months ended September 30, 2012. This decrease was partially offset by an increase of $519 million in average interest bearing deposits.  The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and fair value accretion, declined by 1.11% to 1.58% for the nine months ended September 30, 2013 from 2.69% for the nine months ended September 30, 2012. This decline reflected the impact of the extinguishment and maturity of higher rate advances.

The net interest margin, calculated on a tax-equivalent basis, for the nine months ended September 30, 2013 was 5.92% as compared to 5.82% for the nine months ended September 30, 2012, an increase of 10 basis points. The interest rate spread increased to 5.78% for the nine months ended September 30, 2013 from 5.73% for the nine months ended September 30, 2012.  The primary factors contributing to the increase in net interest margin and interest rate spread are the same as those discussed above for the comparative three month periods.

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

Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net loss on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended September 30, 2013 and 2012, we recorded provisions for (recoveries of) losses on covered loans of $(2.8) million and $1.0 million and increases (decreases) in related non-interest income of $(2.3) million and $0.9 million, respectively. For the nine months ended September 30, 2013 and 2012, we recorded provisions for (recoveries of) losses on covered loans of $(1.0) million and $1.1 million and increases (decreases) in related non-interest income of $(0.9) million and $1.6 million, respectively.

We recorded provisions for loan losses of $5.4 million related to new loans for each of the three month periods ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, we recorded provisions for loan losses of $20.4 million and $16.7 million, respectively, related to new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income. The provision for losses on new loans for the three months ended September 30, 2013 reflected the impact of growth in the new loan portfolio, partially offset by reductions in general loss factors.  The increase in the provision for new loans for the nine months ended September 30, 2013 was driven primarily by growth in the new loan portfolio and losses of $13.2 million recognized on one commercial loan relationship, partially offset by reductions in general loss factors applied in determining the ALLL.  See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for further discussion.

Non-Interest Income

The Company reported non-interest income of $1.3 million and $25.7 million for the three months ended September 30, 2013 and 2012, respectively. Non-interest income was $25.2 million and $83.7 million for the nine months ended September 30, 2013 and 2012, respectively. The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Amortization) accretion of FDIC indemnification asset	$(12,354)	$3,432	$(21,784)	$14,513
Income from resolution of covered assets, net	24,592	17,517	64,362	39,602
Net loss on indemnification asset	(18,377)	(14,199)	(47,747)	(26,602)
FDIC reimbursement of costs of resolution of covered assets	2,040	3,566	7,165	13,415
Loss on sale of covered loans	(4,286)	—	(9,368)	—
OTTI on covered investment securities available for sale	—	—	(963)	—
Non-interest income (expense) from covered assets	(8,385)	10,316	(8,335)	40,928
Service charges and fees	3,634	3,095	10,355	9,440
Gain on sale of non-covered loans	205	189	586	698
Gain on sale of non-covered investment securities available for sale, net	1,066	6,035	7,251	6,931
Mortgage insurance income	310	2,571	1,212	8,910
Other non-interest income	4,476	3,478	14,160	16,841
	$1,306	$25,684	$25,229	$83,748

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

As anticipated, the Company began amortizing the FDIC indemnification asset in 2013. In prior periods, we recorded accretion of discount on the FDIC indemnification asset.  Non-interest income included amortization of the FDIC indemnification asset of $(12.4) million and $(21.8) million, respectively, for the three and nine months ended September 30, 2013 compared to accretion of $3.4 million and $14.5 million, respectively, for the three and nine months ended September 30, 2012. As the expected cash flows from ACI loans have increased as discussed above, expected cash flows from the FDIC indemnification asset have decreased.

The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets, up to 90 days of past due interest, excluding interest related to loans on nonaccrual at acquisition, and reimbursement of certain expenses. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased.  This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans.  As a result, beginning in the first quarter of 2013, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. The rate of amortization on the FDIC indemnification asset was (3.77)% and (2.12)%, respectively, for the three and nine months ended September 30, 2013, as compared to the rate of accretion on the indemnification asset of 0.82% and 1.10%, respectively, for the three and nine months ended September 30, 2012.

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

A rollforward of the FDIC indemnification asset for the year ended December 31, 2012 and the nine months ended September 30, 2013, follows (in thousands):

Balance, December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)
Balance, December 31, 2012	1,457,570
Amortization	(21,784)
Reduction for claims filed	(123,002)
Net loss on indemnification asset	(47,747)
Balance, September 30, 2013	$1,265,037

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

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Payments in full	$21,534	$20,053	$55,512	$54,984
Foreclosures	(303)	(2,832)	(2,815)	(16,511)
Short sales	(89)	(827)	(2,022)	(3,431)
Charge-offs	(120)	(1,356)	(814)	(2,592)
Recoveries	3,570	2,479	14,501	7,152
Income from resolution of covered assets, net	$24,592	$17,517	$64,362	$39,602

Income from resolution of covered assets, net was $24.6 million and $64.4 million, respectively, for the quarter and nine months ended September 30, 2013 compared to $17.5 million and $39.6 million for the quarter and nine months ended September 30, 2012. This increase in income resulted mainly from increased recoveries on commercial loans and lower losses from residential foreclosure resolutions for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, while there were improvements in all components for the three month period ended September 30, 2013.

A decline in the level of foreclosure activity coupled with improving home prices led to a decrease in losses on resolutions from foreclosures for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. Recoveries increased for the three and nine months ended September 30, 2013 due primarily to a small number of large commercial loan recoveries totaling approximately $3.0 million and $10.5 million, respectively.

The impact of sales of covered loans on non-interest income for the three and nine months ended September 30, 2013, is summarized as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Unpaid principal balance of loans sold (1)	$36,931	$89,282

Cash proceeds, net of transaction costs (1)	$19,408	$46,828
Carrying value of loans sold (1)	23,694	56,196
Net pre-tax impact on earnings, excluding gain on indemnification asset (1)	$(4,286)	$(9,368)

Gain on indemnification asset	$5,626	$11,794

(1) Excludes loans sold from a pool of ACI loans with a zero carrying value.

No covered loans were sold during the three and nine months ended September 30, 2012.

Loans were sold on a non-recourse basis to third parties.  Since reimbursements from the FDIC under the Loss Sharing Agreements are calculated based on UPB of the loans rather than on their financial statement carrying amounts, the gain on indemnification asset recorded related to the sale of covered loans included a component related to the sale of loans from the zero carrying value pool. We anticipate that we will continue to sell covered loans quarterly.

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

As discussed further in the section entitled “Investment Securities Available for Sale”, the net loss on indemnification asset for the nine months ended September 30, 2013 was also impacted by an OTTI loss recognized on one covered security.

Net loss on indemnification asset was $(18.4) million and $(47.7) million, respectively, for the quarter and nine months ended September 30, 2013, compared to $(14.2) million and $(26.6) million for the quarter and nine months ended September 30, 2012.  Significant factors impacting the changes from 2012 are presented in the table below.

The net impact on earnings before taxes of transactions related to covered assets for the three and nine months ended September 30, 2013 was $6.5 million and $14.4 million, respectively as compared with $2.3 million and $5.4 million, respectively, for the three and nine months ended September 30, 2012, as detailed in the following tables (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of (provision for)losses on covered loans	$2,837	$(2,304)	$533	$(1,021)	$947	$(74)
Income from resolution of covered assets, net	24,592	(20,120)	4,472	17,517	(15,136)	2,381
Loss on sale of covered loans	(4,286)	5,626	1,340	—	—	—
Gain on sale of OREO	1,454	(1,384)	70	1,410	(1,118)	292
Recovery (impairment) of OREO	243	(195)	48	(1,385)	1,108	(277)
	$24,840	$(18,377)	$6,463	$16,521	$(14,199)	$2,322

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$988	$(910)	$78	$(1,137)	$1,620	$483
Income from resolution of covered assets, net	64,362	(53,679)	10,683	39,602	(33,510)	6,092
Loss on sale of covered loans	(9,368)	11,794	2,426	—	—	—
OTTI on covered investment securities available for sale	(963)	770	(193)	—	—	—
Gain on sale of OREO	8,576	(6,885)	1,691	1,499	(1,096)	403
Recovery(impairment) of OREO	(1,456)	1,163	(293)	(7,980)	6,384	(1,596)
	$62,139	$(47,747)	$14,392	$31,984	$(26,602)	$5,382

Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended September 30, 2013 and 2012, non-interest expense included $1.6 million and $4.8 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the nine months ended September 30, 2013 and 2012, non-interest expense included $5.6 million and $14.9 million, respectively, of such expenses. During the three months ended September 30, 2013 and 2012, claims of $2.0 million and $3.6 million, respectively, were submitted to the FDIC for reimbursement and for the nine months ended September 30, 2013 and 2012, claims of $7.2 million and $13.4 million, respectively, were submitted. As of September 30, 2013, $13.6 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods. The declines in costs and related FDIC reimbursements for the three and nine months ended September 30, 2013 compared to the same periods in 2012 reflect the lower volume of covered loan foreclosure resolution activity.

Other components of non-interest income

Gains on investment securities available for sale for the quarter and nine months ended September 30, 2013 related primarily to the sale of securities to fund loan originations. Securities gains for the nine months ended September 30, 2013 also included gains of $1.6 million from the sale of securities in conjunction with the merger of Herald National Bank (“Herald”) into BankUnited. The quarter and nine months ended September 30, 2012 included approximately $6.0 million of aggregate realized gains from the liquidation of our position in non-investment grade and certain other preferred stock positions in order to reduce our concentration in bank preferred stock investments.

Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offset amounts otherwise reimbursable by the FDIC. The declines in mortgage insurance income for the three and nine months ended September 30, 2013 as compared with the three and nine months ended September 30, 2012 reflect the lower volume of covered loan foreclosure resolution activity.

Other non-interest income was $4.5 million for the three months ended September 30, 2013 compared to $3.5 million for the three months ended September 30, 2012. The primary components of the increase for the three months ended September 30, 2013 were rental income on operating equipment leases totaling $2.2 million offset by a decrease of approximately $1.0 million in investment services revenue resulting from the dissolution of BUIS in May 2013.  Other non-interest income was $14.2 million for the nine months ended September 30, 2013 compared to $16.8 million for the nine months ended September 30, 2012. The most significant factors impacting the decrease were $5.3 million of bargain purchase gain on the acquisition of Herald and $2.3 million in additional investment services revenue included in other non-interest income for the nine months ended September 30, 2012, partially offset by $4.7 million in rental income on operating leases for the nine months ended September 30, 2013.

Non-Interest Expense

The Company reported non-interest expense of $84.3 million and $243.1 million, respectively, for the three and nine months ended September 30, 2013 as compared with $77.2 million and $244.4 million for the three and nine months ended September 30, 2012. The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee compensation and benefits	$44,117	$41,968	$130,219	$132,544
Occupancy and equipment	16,571	13,725	46,994	38,776
Impairment (recovery) of other real estate owned	(243)	1,385	1,456	7,980
Gain on sale of other real estate owned	(1,454)	(1,410)	(8,576)	(1,499)
Other real estate owned expense	533	1,756	2,663	5,193
Foreclosure expense	2,270	3,060	4,769	9,671
Deposit insurance expense	1,926	2,040	5,587	5,136
Professional fees	4,831	3,850	17,212	11,452
Telecommunications and data processing	2,842	3,379	9,694	9,730
Other non-interest expense	12,870	7,469	33,101	25,388
	$84,263	$77,222	$243,119	$244,371

Employee compensation and benefits

Employee compensation and benefits, as is typical for financial institutions, represents the single largest component of recurring non-interest expense.  Employee compensation and benefits for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 reflected a decrease of $10.2 million in equity-based compensation resulting primarily from the vesting in 2012 of instruments issued in conjunction with the Company’s initial public offering of common stock in 2011.  Increased compensation costs related to the Company’s growth and expansion largely offset the decrease in equity-based compensation for the nine-month periods and drove an increase in employee compensation and benefits of $2.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Occupancy and equipment

Occupancy and equipment expense increased to $16.6 million and $47.0 million, respectively, for the three and nine months ended September 30, 2013 from $13.7 million and $38.8 million for the quarter and nine months ended September 30, 2012 due primarily to our expansion into New York and the continued growth and refurbishment of our branch network in Florida.

OREO and foreclosure related components of non-interest expense

During the three and nine months ended September 30, 2013 and 2012, all of the gains or losses recognized on OREO related to properties covered by the Loss Sharing Agreements. Therefore, any gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. Generally, OREO and foreclosure related expenses incurred on covered assets are also reimbursed under the terms of the Loss Sharing Agreements.

Impairment (recovery) of OREO improved by $1.6 million to $(0.2) million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012, and by $6.5 million to $1.5 million for the nine months ended September 30, 2013 from $8.0 million for the nine months ended September 30, 2012.  Net gains on the sale of OREO totaled $1.5 million and $8.6 million, respectively, for the three and nine months ended September 30, 2013 compared to $1.4 million and $1.5 million for the three and nine months ended September 30, 2012, representing improvements of $44 thousand and $7.1 million.  The improvement in results reflects continuing trends of lower levels of OREO and foreclosure activity and an improving real estate market.

The following tables summarize OREO sale activity for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain (Loss)
Residential OREO sales	114	95.8%	$1,439	302	96.8%	$1,578
Commercial OREO sales	5	4.2%	15	10	3.2%	(168)
	119	100.0%	$1,454	312	100.0%	$1,410

	Nine Months Ended September 30,
	2013			2012
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain
Residential OREO sales	483	94.5%	$5,339	1,096	97.8%	$1,136
Commercial OREO sales	28	5.5%	3,237	25	2.2%	363
	511	100.0%	$8,576	1,121	100.0%	$1,499

	Three Months Ended September 30,
	2013			2012
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	79	69.3%	$22	169	56.0%	$22
Units sold at a loss	35	30.7%	$(8)	133	44.0%	$(16)
	114	100.0%	$13	302	100.0%	$5

	Nine Months Ended September 30,
	2013			2012
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	296	61.3%	$27	531	48.4%	$20
Units sold at a loss	187	38.7%	$(14)	565	51.6%	$(17)
	483	100.0%	$11	1,096	100.0%	$1

In total, foreclosure and OREO related expenses decreased by $2.0 million and $7.4 million, respectively, for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. These declines were primarily attributable to decreases in the levels of residential foreclosure activity and OREO inventory. At September 30, 2013 there were 436 residential units in the foreclosure pipeline and 187 residential units in OREO as compared to 1,636 residential units in the foreclosure pipeline and 475 residential units in OREO at September 30, 2012.

Loans are deemed eligible for foreclosure referral based on state specific guidelines, which is generally at 90-120 days delinquency.  Prior to referral, extensive reviews are performed to ensure that all collection and loss mitigation efforts have been exhausted.

Other components of non-interest expense

Professional fees increased by $1.0 million and $5.8 million, respectively, for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to increased costs of regulatory compliance.

The primary components of other non-interest expense are advertising and promotion, the cost of regulatory examinations, insurance, travel and general office expense.  Increases in other non-interest expense of $5.4 million and $7.7 million, respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, were driven primarily by the growth of the Company.  In addition, depreciation on equipment under operating lease of $1.1 million and $2.4 million, respectively, was recognized for the three and nine months ended September 30, 2013.

Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2013 was $24.2 million and $88.1 million, respectively, as compared with $31.9 million and $95.8 million, respectively, for the three and nine months ended September 30, 2012.

The Company’s effective income tax rate of 30.9% for the three months ended September 30, 2013 differed from the statutory federal income tax rate primarily due to the reversal of $3.6 million of reserves for uncertain state income tax positions as a result of the lapse in the statute of limitations, partially offset by the impact of state income taxes.  The effective income tax rate of 36.0% for the nine months ended September 30, 2013 differed from the statutory federal income tax rate primarily due to the impact of state income taxes, partially offset by the reversal of reserves for uncertain state income tax positions recognized in the third quarter. For the three and nine months ended September 30, 2012, the effective income tax rate was 39.2% for both periods and differed from the statutory federal income tax rate primarily due to the impact of state income taxes.

Analysis of Financial Condition

Average interest-earning assets increased $1.2 billion to $11.0 billion for the nine months ended September 30, 2013 from $9.9 billion for the nine months ended September 30, 2012. This increase was driven by a $1.6 billion increase in the average balance of outstanding loans, partially offset by a $337 million decrease in the average balance of investment securities available for sale. The increase in average loans reflected growth of $2.1 billion in average new loans outstanding, partially offset by a $536 million decrease in the average balance of loans acquired in the FSB Acquisition. The decrease in average investment securities available for sale resulted primarily from the use of proceeds from the sale and repayment of investment securities to fund loan growth.  Average non-interest earning assets declined by $349 million. The most significant component of this decline was the decrease in the FDIC indemnification asset. Growth of the new loan portfolio, resolution of covered loans, declines in the balance of investment securities and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.

Average interest bearing liabilities increased by $307 million to $9.5 billion for the nine months ended September 30, 2013 from $9.2 billion for the nine months ended September 30, 2012, due primarily to an increase of $519 million in average interest bearing deposits, partially offset by a $203 million decrease in average FHLB advances. Average non-interest bearing deposits increased by $419 million.

Average stockholders’ equity increased by $195 million, due largely to the retention of earnings.

Investment Securities Available for Sale

The following tables show the breakdown of covered and non-covered securities in the Company’s investment portfolio at the dates indicated (in thousands):

	September 30, 2013
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,529,106	$35,561	$(5,824)	$1,558,843	$1,529,106	$1,558,843
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,292	162	(159)	27,295	27,292	27,295
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	422,552	5,467	(392)	427,627	422,552	427,627
Private label residential mortgage-backed securities and CMOs	124,505	55,164	(90)	179,579	146,576	590	(1,514)	145,652	271,081	325,231
Private label commercial mortgage-backed securities	—	—	—	—	534,762	8,502	(12,409)	530,855	534,762	530,855
Collateralized loan obligations	—	—	—	—	373,755	311	(554)	373,512	373,755	373,512
Non-mortgage asset-backed securities	—	—	—	—	148,733	5,430	(37)	154,126	148,733	154,126
Mutual funds and preferred stocks	15,419	3,748	—	19,167	125,243	3,137	(1,603)	126,777	140,662	145,944
Small Business Administration securities	—	—	—	—	307,236	13,359	—	320,595	307,236	320,595
Other debt securities	3,520	4,400	—	7,920	—	—	—	—	3,520	7,920
	$143,444	$63,312	$(90)	$206,666	$3,615,255	$72,519	$(22,492)	$3,665,282	$3,758,699	$3,871,948

	December 31, 2012
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154	$34,998	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523	1,520,047	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416	58,518	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042	575,069	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265	386,768	448,085
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092	413,110	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188	252,280	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346	233,791	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193	141,509	149,653
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353	25,127	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610	333,423	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725	12,887	16,950
	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907	$3,987,527	$4,172,412

Investment securities available for sale totaled $3.9 billion at September 30, 2013 and $4.2 billion at December 31, 2012.  Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics, collateralized loan obligations and non-mortgage asset-backed securities collateralized by small balance commercial loans and student loans as well as bank preferred stocks and U.S. Small Business Administration securities that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of September 30, 2013 was 4.3 years and the effective duration was 1.8 years.

Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities covered under the commercial shared loss agreement.  BankUnited will be reimbursed 80%, or 95% if cumulative losses exceed the $4.0 billion stated threshold, of realized losses, other-than-temporary impairments, and reimbursable expenses associated with the covered securities. BankUnited must pay the FDIC 80%, or 95% if cumulative losses are greater than the stated threshold, of realized gains and other-than-temporary impairment recoveries. Unrealized losses recognized in accumulated other comprehensive income do not qualify for loss sharing. BankUnited cannot sell securities covered under the Loss Sharing Agreements without prior approval of the FDIC. Covered securities represented 5.3% and 5.4% of the fair value of the investment portfolio at September 30, 2013 and December 31, 2012, respectively.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of September 30, 2013. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$192,617	1.68%	$856,446	2.29%	$380,377	1.96%	$129,403	1.75%	$1,558,843	2.09%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	556	2.10%	2,426	2.10%	17,092	2.04%	7,221	2.28%	27,295	2.11%
Re-Remics	93,494	3.37%	218,061	3.12%	106,837	3.23%	9,235	3.74%	427,627	3.21%
Private label residential mortgage-backed securities and CMOs	104,762	4.88%	147,548	6.43%	48,745	8.72%	24,176	9.75%	325,231	6.52%
Private label commercial mortgage-backed securities	30,533	2.60%	205,036	2.32%	295,286	2.22%	—	—	530,855	2.28%
Collateralized loan obligations	—	—	310,084	1.75%	63,428	1.65%	—	—	373,512	1.74%
Non-mortgage asset-backed securities	32,867	3.42%	102,084	3.35%	19,149	3.15%	26	1.33%	154,126	3.34%
Small Business Administration securities	67,703	1.82%	158,459	1.81%	68,402	1.78%	26,031	1.73%	320,595	1.80%
Other debt securities	—	—	—	—	—	—	7,920	7.26%	7,920	7.26%
	$522,532	2.74%	$2,000,144	2.58%	$999,316	2.45%	$204,012	2.80%	3,726,004	2.58%

Mutual funds and preferred stocks with no scheduled maturity									145,944	6.11%

Total investment securities available for sale									$3,871,948	2.71%

As of September 30, 2013, 91.6% of the non-covered securities were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA. All remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $113.2 million at September 30, 2013 with aggregate fair value equal to 103% of amortized cost. Net unrealized gains included $135.8 million of gross unrealized gains and $22.6 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $1.4 million representing 0.04% of the fair value of the portfolio, with total unrealized losses of $90 thousand at September 30, 2013.

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

•                  the issuer’s financial condition, performance and business prospects; and

•                  changes in credit ratings.

During the nine months ended September 30, 2013, OTTI of $963 thousand was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security is covered under the Loss Sharing Agreements; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset and in non-interest income, reflected in the consolidated statement of income line item “Net loss on indemnification asset”.  No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2012.

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material.  Increases in unrealized losses in the portfolio at September 30, 2013 compared to December 31, 2012 were primarily attributable to an increase in medium and long-term market interest rates during the period and in certain cases, widening credit spreads and increases in liquidity premiums in response to rate volatility.

The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government.  Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities, Re-Remics, private label commercial mortgage-backed securities, non-mortgage asset backed securities and collateralized loan obligations in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected.  Given the expectation of timely repayment of principal and interest and the generally limited duration and severity of impairment, we concluded that none of the debt securities in unrealized loss positions were other-than-temporarily impaired. Given the generally limited duration and severity of impairment, the results of our analysis of the financial condition of the issuers of financial institution preferred stocks in unrealized loss positions and consideration of the nature of the underlying holdings of a mutual fund investment in an unrealized loss position, we considered the impairment of these equity securities to be temporary.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At September 30, 2013 and December 31, 2012, 5.4% and 5.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at September 30, 2013 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. Approximately 87.7% of the private label residential mortgage-backed securities and all of the trust preferred securities were covered securities. There were no transfers of investment securities between levels of the fair value hierarchy during the nine months ended September 30, 2013 and 2012.

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

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at the dates indicated (dollars in thousands):

	September 30, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total

Residential:
1-4 single family residential	$1,101,579	$75,563	$—	$1,604,404	$2,781,546	35.7%
Home equity loans and lines of credit	42,108	135,019	—	1,657	178,784	2.3%
	1,143,687	210,582	—	1,606,061	2,960,330	38.0%
Commercial:
Multi-family	35,516	636	8,043	658,275	702,470	9.0%
Commercial real estate	148,201	359	6,652	1,436,063	1,591,275	20.4%
Construction and land	11,295	742	—	78,096	90,133	1.2%
Commercial and industrial	6,361	6,786	—	1,954,853	1,968,000	25.3%
Lease financing	—	—	—	324,993	324,993	4.2%
	201,373	8,523	14,695	4,452,280	4,676,871	60.1%
Consumer	1,617	—	—	149,840	151,457	1.9%
Total loans	1,346,677	219,105	14,695	6,208,181	7,788,658	100.0%
Premiums, discounts and deferred fees and costs, net	—	(14,808)	—	32,713	17,905
Loans net of premiums, discounts, deferred fees and costs	1,346,677	204,297	14,695	6,240,894	7,806,563
Allowance for loan and lease losses	(3,345)	(10,743)	—	(45,531)	(59,619)
Loans, net	$1,343,332	$193,554	$14,695	$6,195,363	$7,746,944

	December 31, 2012
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%
	1,352,608	251,129	—	922,667	2,526,404	45.3%
Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate	173,732	910	4,087	794,706	973,435	17.5%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%
	262,552	14,082	4,087	2,735,221	3,015,942	54.1%
Consumer	2,239	—	—	33,526	35,765	0.6%
Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)
Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)
Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

Total loans, before premiums, discounts, and deferred fees and costs, increased by $2.2 billion to $7.8 billion at September 30, 2013, from $5.6 billion at December 31, 2012.  New loans grew by $2.5 billion while loans acquired in the FSB Acquisition declined by $306 million from December 31, 2012 to September 30, 2013.  New commercial loans grew by $1.7 billion, new residential loans grew by $683 million and new consumer loans grew by $116 million during the nine months ended September 30, 2013.  Residential loan growth was attributable primarily to purchases of residential mortgages.

Growth in new loans, net of premiums, discounts, deferred fees and costs, for the nine months ended September 30, 2013 included $774 million for the Florida franchise, $587 million for the New York franchise and $1.2 billion for what we refer to as national platforms, consisting of purchased residential mortgages, loans and leases originated by the Bank’s three lending subsidiaries and indirect auto lending. For the three months ended September 30, 2013, new loans grew by $1.1 billion including $268 million for the Florida franchise, $357 million for the New York franchise and $470 million for the national platforms.  Growth for the national platforms included $248 million, $165 million and $57 million attributable to purchased residential mortgages, the lending subsidiaries and indirect auto lending, respectively.  At September 30, 2013, $2.9 billion or 46%, $0.9 billion or 14% and $2.5 billion or 40% of the new portfolio was included in the Florida and New York regions and National platform, respectively.  The percentage of the new portfolio attributable to the New York franchise is expected to grow.

At September 30, 2013 and December 31, 2012, respectively, 19.9% and 33.5% of loans, net of premiums, discounts, deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Residential mortgages totaled $3.0 billion, or 38.0% of total loans and $2.5 billion, or 45.3% of total loans at September 30, 2013 and December 31, 2012, respectively. Trends in this portfolio segment reflect the growth of the new loan portfolio generated primarily from residential loan purchases, offset by the resolution of covered loans, including transfers to OREO.

The new residential loan portfolio includes both originated and purchased loans. At September 30, 2013 and December 31, 2012, $144.0 million or 9.0% and $93.0 million or 10.1%, respectively, of our new 1-4 single family residential loans were originated loans; $1.5 billion or 91.0% and $827.7 million or 89.9% of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At September 30, 2013, the purchased residential loan portfolio included $248.4 million of interest-only loans, substantially all of which begin amortizing 10 years after origination. We intend to expand and enhance our residential origination channel in both the Florida and New York regions. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

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

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, industrial properties, retail shopping centers, office buildings, warehouses and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. At September 30, 2013, the UPB of construction loans with available interest reserves totaled $37.9 million; the amount of available interest reserves totaled $1.1 million. All of these loans were rated “pass” at September 30, 2013.

Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, lease financing and Small Business Administration product offerings. These loans may be structured as term loans, typically with maturities of three to seven years or less, or revolving lines of credit which may have multi-year maturities. Through three wholly-owned lending subsidiaries, the Bank provides equipment financing to businesses and municipalities throughout the United States.  This financing may take the form of term loans or leases.

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 71.7% and 74.1% of new loans as of September 30, 2013 and December 31, 2012, respectively. New commercial loans that represent re-financings of covered loans are not significant.

Consumer Loans

Consumer loans are comprised primarily of indirect auto loans, representing 92.4% of new consumer loans at September 30, 2013.  This portfolio segment also includes consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.

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

At September 30, 2013, new commercial loans with aggregate balances of $5.3 million, $34.7 million and $5.9 million were rated special mention, substandard and doubtful, respectively. At December 31, 2012, new commercial loans aggregating $21.4 million, $48.9 million and $1.2 million were rated special mention, substandard and doubtful, respectively.

Residential

At September 30, 2013 and December 31, 2012, new 1-4 single family residential loans totaling $0.5 million and $0.2 million, respectively, were 90 days or more past due.  New 1-4 single family residential loans past due less than 90 days totaled $6.4 million and $7.6 million at September 30, 2013 and December 31, 2012, respectively. The majority of these delinquencies at September 30, 2013 were due to operational considerations related to transfers of servicing for purchased loans.  Past due home equity loans and lines of credit in the new portfolio were not significant at September 30, 2013 or December 31, 2012. At September 30, 2013, 43.6% of the new home equity portfolio were first liens, and 56.4% were second or third liens.

The majority of our new residential mortgage portfolio consists of purchased loans. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. For purchasing seasoned loans, good payment history is required. In general, we purchase performing jumbo mortgage pools which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of less than 80%. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.

The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV at the dates indicated (in thousands):

	September 30, 2013				December 31, 2012
	FICO				FICO
LTV	740 or less	741 - 760	761 or greater	Total	740 or less	741 - 760	761 or greater	Total
60% or less	$84,027	$81,115	$415,296	$580,438	$62,433	$35,761	$217,249	$315,443
60% - 70%	58,481	71,149	290,191	419,821	29,138	41,863	159,068	230,069
70% - 80%	69,161	97,916	418,203	585,280	55,319	54,367	256,605	366,291
80% or more	33,134	3,150	9,196	45,480	18,327	1,200	4,341	23,868
	$244,803	$253,330	$1,132,886	$1,631,019	$165,217	$133,191	$637,263	$935,671

At September 30, 2013, the purchased loan portfolio had the following characteristics: 49.4% were fixed rate loans; substantially all were full documentation with an average FICO score of  769 and average LTV of 64.9%. The majority of this portfolio was owner-occupied, with 95.4% primary residence, 4.4% second homes and 0.2% investment properties. In terms of vintage, 3.1% of the portfolio was originated pre-2011, 18.8% in 2011, 31.8% in 2012 and 46.3% in 2013.

Similarly, the originated loan portfolio had the following characteristics at September 30, 2013: 74.7% were fixed rate loans, 100% were full documentation with an average FICO score of  764 and average LTV of 62.0%. The majority of this portfolio was owner-occupied, with 91.1% primary residence, 7.5% second homes and 1.4% investment properties. In terms of vintage, 9.0% of the portfolio was originated pre-2011, 13.6% in 2011, 26.8% in 2012 and 50.6% in 2013.

Consumer

Delinquent consumer loans in the new portfolio were insignificant as of September 30, 2013 and December 31, 2012.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At September 30, 2013, covered ACI loans totaled $1.3 billion and covered non-ACI loans totaled $204 million, net of premiums, discounts, deferred fees and costs.

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

At September 30, 2013, the carrying value of 1-4 single family residential non-ACI loans was $63.5 million; $2.3 million or 3.6% of these loans were 30 days or more past due and $0.2 million or 0.3% were 90 days or more past due. At September 30, 2013, ACI 1-4 single family residential loans totaled $1.1 billion; $114.2 million or 10.4% of these loans were delinquent by 30 days or more and $72.3 million or 6.6% were delinquent by 90 days or more.

At September 30, 2013, non-ACI home equity loans and lines of credit had an aggregate carrying value of $132.6 million; $11.0 million or 8.3% of these loans were 30 days or more past due and $8.0 million or 6.1% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $42.1 million at September 30, 2013. At September 30, 2013, $6.0 million or 14.2% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $4.7 million or 11.1% were delinquent by 90 days or more. At September 30, 2013, 7.0% and 6.7%, respectively, of the non-ACI and ACI home equity loans and lines of credit were first liens while 93.0% and 93.3%, respectively, of the non-ACI and ACI home equity loans and lines of credit were second or third liens. Expected loss severity given default is significantly higher for home equity loans that are not first liens.

Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements.

Commercial

Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

At September 30, 2013, non-ACI commercial loans had an aggregate UPB of $8.5 million and a carrying value of $8.2 million; 64.5% of these loans were rated “pass” and this portfolio segment has limited delinquency history. At September 30, 2013, non-ACI commercial loans with aggregate carrying values of $2.5 million and $0.4 million were rated substandard and doubtful, respectively. At September 30, 2013, there were no non-ACI commercial loans rated special mention.

At September 30, 2013, ACI commercial loans had a carrying value of $216.1 million, of which $201.4 million are covered under the Loss Sharing Agreements. At September 30, 2013, loans with aggregate carrying values of $5.0 million, $63.3 million and $0.1 million were internally risk rated special mention, substandard and doubtful, respectively.  All of the non-covered ACI commercial loans were rated “pass” at September 30, 2013.

Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements.

Impaired Loans and Non-Performing Assets

Non-performing assets generally consist of (i) non-accrual loans, including loans that have been restructured in TDRs and placed on nonaccrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO.  Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as nonaccrual loans and we do not consider them to be non-performing assets. Historically and as of September 30, 2013, the majority of impaired loans and non-performing assets were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and non-performing assets at the dates indicated (in thousands):

	September 30, 2013			December 31, 2012
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Nonaccrual loans
Residential:
1-4 single family residential	$764	$92	$856	$2,678	$155	$2,833
Home equity loans and lines of credit	8,042	—	8,042	9,767	—	9,767
Total residential loans	8,806	92	8,898	12,445	155	12,600
Commercial:
Commercial real estate	1,063	4,378	5,441	59	1,619	1,678
Construction and land	—	252	252	—	278	278
Commercial and industrial	2,832	15,965	18,797	4,530	11,907	16,437
Lease financing	—	1,373	1,373	—	1,719	1,719
Total commercial loans	3,895	21,968	25,863	4,589	15,523	20,112
Consumer:	—	76	76	—	—	—
Total nonaccrual loans	12,701	22,136	34,837	17,034	15,678	32,712
Non-ACI and new loans past due 90 days and still accruing	—	464	464	140	38	178
TDRs	1,546	1,871	3,417	1,293	348	1,641
Total non-performing loans	14,247	24,471	38,718	18,467	16,064	34,531
Other real estate owned	47,546	964	48,510	76,022	—	76,022
Total non-performing assets	61,793	25,435	87,228	94,489	16,064	110,553
Impaired ACI loans on accrual status (1)	25,532	—	25,532	43,580	—	43,580
Other impaired loans on accrual status	—	—	—	—	2,721	2,721
Non-ACI and new TDRs in compliance with their modified terms	3,604	1,450	5,054	2,650	4,689	7,339
Total impaired loans and non-performing assets	$90,929	$26,885	$117,814	$140,719	$23,474	$164,193

Non-performing loans to total loans (2)		0.39%	0.50%		0.43%	0.62%
Non-performing assets to total assets (3)		0.18%	0.61%		0.13%	0.89%
ALLL to total loans (2)		0.73%	0.76%		1.11%	1.06%
ALLL to non-performing loans		186.06%	153.98%		256.65%	171.21%
Net charge-offs to average loans (4)		0.47%	0.40%		0.09%	0.17%

(1)         Includes $0.9 million of TDRs on accrual status.

(2)         Total loans for purposes of calculating these ratios is net of premiums, discounts, deferred fees and costs.

(3)         Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(4)         Annualized.

Contractually delinquent ACI loans with remaining accretable yield are not reflected as nonaccrual loans because accretable yield continues to be accreted into income. Accretable yield continues to be recorded as long as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. As of September 30, 2013, ACI commercial loans with a carrying value of $1.0 million had no remaining accretable yield and were classified as non-accrual.  The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $87.5 million and $176.5 million at September 30, 2013 and December 31, 2012, respectively.

The decline in the ratio of the ALLL to total loans, particularly for the new portfolio, at September 30, 2013 as compared to December 31, 2012 is primarily a result of a decrease in the peer group loss factors used in calculating the ALLL for the 1-4 single family residential and commercial portfolios.  See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for a further discussion of the methodology we use to determine the amount of the ALLL.  The increase in the annualized net charge-off ratio was primarily due to one commercial loan relationship with charge-offs of $11.1 million during the nine months ended September 30, 2013.

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

As of September 30, 2013, 20 commercial loans with an aggregate carrying value of $5.8 million and 22 residential loans with an aggregate carrying value of $5.8 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2013 or 2012. For additional information about TDRs, see Note 4 to the consolidated financial statements.

Additional interest income that would have been recognized on nonaccrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

Potential Problem Loans

Potential problem loans have been identified by management as those loans included in the “substandard accruing” risk rating category.  These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $18.6 million at September 30, 2013. The majority of these loans were current as to principal and interest at September 30, 2013.  The balance of substandard accruing non-ACI loans was not significant at September 30, 2013.

Loss Mitigation Strategies

We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of September 30, 2013, 12,245 borrowers had been counseled regarding their participation in HAMP; 8,948 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of September 30, 2013, 1,504 borrowers who did not elect to participate in the program had been sent termination letters and 3,238 borrowers had been denied due to ineligibility. At September 30, 2013, there were 4,119 permanent loan modifications. Substantially all of these modified loans were ACI loans accounted for in pools.

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

At September 30, 2013, qualitative adjustments were made to historical loss percentages related to:

•                  economic factors, specifically changes in real estate price indices, unemployment rates and GDP;

•                  the level of non-performing commercial loans;

•                  changes in credit administration staff;

•                  commercial and consumer loan portfolio growth rates; and

•                  the level of policy and procedural exceptions.

Qualitative adjustments represented approximately 10% of the total new and non-ACI ALLL at September 30, 2013.

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

Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at September 30, 2013 or December 31, 2012.

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

Based on our loan level analysis, we recorded recoveries of loan losses on ACI commercial loans of $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2013 and $0.9 million and $3.6 million respectively, for the three and nine months ended September 30, 2012. Related decreases in the FDIC indemnification asset of $0.7 million and $2.1 million were recorded for the three and nine months ended September 30, 2013, respectively, and $0.6 million and $2.2 million were recorded for the three and nine months ended 2012, respectively.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2012	$8,019	$9,874	$41,228	$59,121
Provision for loan losses:
1-4 single family residential	—	974	(4,420)	(3,446)
Home equity loans and lines of credit	—	3,267	(3)	3,264
Multi-family	(228)	(15)	248	5
Commercial real estate	(2,416)	(165)	1,904	(677)
Construction and land	47	(3)	(170)	(126)
Commercial loans and leases	157	(2,606)	21,572	19,123
Consumer	—	—	1,309	1,309
Total Provision	(2,440)	1,452	20,440	19,452
Charge-offs:
1-4 single family residential	—	(1,107)	(10)	(1,117)
Home equity loans and lines of credit	—	(1,944)	—	(1,944)
Commercial real estate	(1,162)	—	—	(1,162)
Construction and land	(77)	—	—	(77)
Commercial loans and leases	(995)	(172)	(16,628)	(17,795)
Consumer	—	—	(199)	(199)
Total Charge-offs	(2,234)	(3,223)	(16,837)	(22,294)
Recoveries:
Home equity loans and lines of credit	—	18	—	18
Multi-family	—	12	—	12
Commercial real estate	—	144	—	144
Commercial loans and leases	—	2,466	628	3,094
Consumer	—	—	72	72
Total Recoveries	—	2,640	700	3,340
Balance at September 30, 2013	$3,345	$10,743	$45,531	$59,619

	Nine Months Ended September 30, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2011	$16,332	$7,742	$24,328	$48,402
Provision for loan losses:
1-4 single family residential	—	1,033	4,162	5,195
Home equity loans and lines of credit	—	5,472	2	5,474
Multi-family	151	(20)	1,260	1,391
Commercial real estate	(3,752)	(237)	2,434	(1,555)
Construction and land	(692)	(62)	406	(348)
Commercial loans and leases	644	(1,400)	8,419	7,663
Consumer	—	—	46	46
Total Provision	(3,649)	4,786	16,729	17,866
Charge-offs:
1-4 single family residential	—	(245)	—	(245)
Home equity loans and lines of credit	—	(2,506)	—	(2,506)
Multi-family	(454)	—	(87)	(541)
Commercial real estate	(468)	—	—	(468)
Construction and land	(1,101)	—	(3)	(1,104)
Commercial loans and leases	(738)	(321)	(1,604)	(2,663)
Total Charge-offs	(2,761)	(3,072)	(1,694)	(7,527)
Recoveries:
Home equity loans and lines of credit	—	27	—	27
Multi-family	—	20	—	20
Commercial real estate	—	15	—	15
Commercial loans and leases	—	1,347	264	1,611
Consumer	—	—	2	2
Total Recoveries	—	1,409	266	1,675
Balance at September 30, 2012	$9,922	$10,865	$39,629	$60,416

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	September 30, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$851	$5,644	$6,495	35.7%
Home equity loans and lines of credit	—	9,428	16	9,444	2.3%
	—	10,279	5,660	15,939	38.0%
Commercial:
Multi-family	276	2	2,460	2,738	9.0%
Commercial real estate	1,822	10	9,694	11,526	20.4%
Construction and land	320	6	502	828	1.2%
Commercial loans and leases	927	446	25,619	26,992	29.5%
	3,345	464	38,275	42,084	60.1%
Consumer	—	—	1,596	1,596	1.9%
	$3,345	$10,743	$45,531	$59,619	100%

	December 31, 2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$984	$10,074	$11,058	41.5%
Home equity loans and lines of credit	—	8,087	19	8,106	3.8%
	—	9,071	10,093	19,164	45.3%
Commercial:
Multi-family	504	5	2,212	2,721	6.5%
Commercial real estate	5,400	31	7,790	13,221	17.5%
Construction and land	350	9	672	1,031	1.6%
Commercial loans and leases	1,765	758	20,047	22,570	28.5%
	8,019	803	30,721	39,543	54.1%
Consumer	—	—	414	414	0.6%
	$8,019	$9,874	$41,228	$59,121	100%

(1) Represents percentage of loans receivable in each category to total loans receivable.

Significant components of the change in the ALLL at September 30, 2013 as compared to December 31, 2012, include:

•                  A decrease of $(4.4) million for new 1-4 single family residential loans, attributable to a decrease in loss factors resulting from the use of more comparable proxy loss data as discussed above and improvements in loss experience, partially offset by growth of the portfolio;

•                  An increase of $1.3 million in the allowance for non-ACI home equity loans, resulting from an increase in projected default probabilities;

•                  An increase of $7.6 million for new commercial loans, resulting primarily from the growth of the commercial  portfolio, partially offset by decreases in loss factors; and

•                  A $(4.7) million decrease in the allowance for ACI commercial loans resulting from continued resolutions, including charge-offs, of impaired loans in this portfolio class and improvements in expected cash flows.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Other Real Estate Owned

The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$50,041	$93,724	$76,022	$123,737
Transfers from loan portfolio	18,321	35,701	59,962	123,054
Sales	(20,095)	(38,819)	(86,018)	(149,590)
(Impairment) recovery	243	(1,385)	(1,456)	(7,980)
Balance, end of period	$48,510	$89,221	$48,510	$89,221

Covered OREO properties owned by the Company had a carrying value of $47.5 million at September 30, 2013.

OREO consisted of the following types of properties at the dates indicated (in thousands):

	September 30, 2013		December 31, 2012

1-4 single family residential	$34,266	70.6%	$58,848	77.4%
Condominium	6,031	12.4%	12,887	17.0%
Multi-family	135	0.3%	257	0.3%
Commercial real estate	6,816	14.1%	1,512	2.0%
Land	1,262	2.6%	2,518	3.3%
	$48,510	100.0%	$76,022	100.0%

The decrease in OREO reflects continued efforts to resolve non-performing covered assets and a decline in the level of new foreclosures.  Residential OREO inventory declined to 187 units at September 30, 2013 from 402 units at December 31, 2012.

Other Assets

Other assets increased by $156.1 million from December 31, 2012 to September 30, 2013.  The increase is primarily due to a $146.3 million increase in equipment under operating lease for the period.

Deposits

The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,568,407	0.00%	$1,199,577	0.00%	$1,458,849	0.00%	$1,040,153	0.00%
Interest bearing	571,884	0.44%	505,657	0.65%	562,299	0.46%	494,331	0.65%
Money market	3,490,860	0.50%	2,938,308	0.60%	3,293,432	0.51%	2,775,366	0.66%
Savings	851,768	0.35%	1,050,955	0.53%	914,901	0.38%	1,094,684	0.62%
Time	2,927,537	1.28%	2,661,285	1.46%	2,734,198	1.33%	2,621,599	1.49%

	$9,410,456	0.64%	$8,355,782	0.78%	$8,963,679	0.66%	$8,026,133	0.84%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2013 (in thousands):

Three months or less	$283,171
Over three through six months	315,443
Over six through twelve months	889,596
Over twelve months	454,933
$1,943,143

Borrowed Funds

Short-term borrowings consist of securities sold under agreements to repurchase at September 30, 2013 and December 31, 2012.  These repurchase agreements are offered to certain deposit customers and are not a significant source of funds for the Company.  In addition, the Company may from time to time obtain overnight FHLB advances.  Short-term borrowings were not significant during the three or nine months ended September 30, 2013 or 2012.

The Company also utilizes FHLB advances to finance its operations. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances outstanding at September 30, 2013 is scheduled to mature as follows (in thousands):

2013	$150,000
2014	1,765,000
2015	270,350
2016	75,000
2017	105,000
$2,365,350

Capital Resources

Stockholders’ equity increased by $79 million for the nine months ended September 30, 2013 due primarily to the retention of earnings, partially offset by dividends. Stockholders’ equity was impacted to a lesser extent by changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges.

The Federal Reserve Board and OCC regulate all capital distributions by BankUnited to its parent. All applications to regulatory authorities for the payment of dividends to date have been approved.

Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2013 and December 31, 2012, BankUnited and the Company had capital levels that exceeded the well-capitalized guidelines.

The following table presents the Company’s regulatory capital ratios as of September 30, 2013 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,763,318	13.11%	N/A	(1)	N/A (1)	$537,819	4.00%
Tier 1 risk-based capital	$1,763,318	24.10%	$438,962		6.00%	$292,641	4.00%
Total risk based capital	$1,826,484	24.97%	$731,603		10.00%	$585,282	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

Liquidity

Liquidity involves our ability to generate adequate funds to support asset growth, meet deposit withdrawal and other contractual obligations, maintain reserve requirements and otherwise conduct ongoing operations. BankUnited’s liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. BankUnited also has the ability to raise liquidity through collateralized borrowings, FHLB advances, wholesale deposits or the sale of available for sale securities. The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 5.0%. At September 30, 2013, BankUnited’s liquid assets divided by total assets was 11.2%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At September 30, 2013, BankUnited exceeded the acceptable limit established by ALCO for this ratio. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At September 30, 2013, BankUnited was within acceptable limits established by ALCO for each of these measures.

As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the Bank and access to capital markets. There are regulatory limitations that affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at September 30, 2013 due to the current low rate environment.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. At September 30, 2013 the impact on BankUnited’s projected net interest income in a plus 200 basis points scenario was plus 2.2% in the first twelve months and plus 7.9% in the second year.

Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at September 30, 2013 due to the current low rate environment.  The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of September 30, 2013, our simulation for BankUnited indicated percentage changes from base EVE of (1.8)%, (4.2)% and (7.3)% in plus 100, 200, and 300 basis point scenarios, respectively.

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

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2013, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $1.7 billion.  The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $12.6 million and the aggregate fair value included in other liabilities was $46.8 million.

Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $418 million at September 30, 2013. The aggregate fair value of these interest rate swaps included in other assets was $4.6 million and the aggregate fair value included in other liabilities was $4.6 million.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of September 30, 2013 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$540,755	$540,755
Commitments to purchase loans	—	103,205	103,205
Unfunded commitments under lines of credit	60,454	796,605	857,059
Commercial and standby letters of credit	—	38,710	38,710
	$60,454	$1,479,275	$1,539,729

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

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of November 2013.

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