Form 10-K
period 2013-12-31
BankUnited, Inc.
filed 2014-02-27
CIK 1504008

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2013 was $1,702,263,231.

        The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 24, 2014, was 101,549,929.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's definitive proxy statement for the 2014 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2013

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

        These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, historical performance and current financial trends. These statements are only predictions and are not guarantees of future performance. The inclusion of forward-looking statements should not be regarded as a representation by the Company that the future plans, estimates or expectations contemplated by a forward-looking statement will be achieved. Forward-looking statements are subject to various risks and uncertainties and assumptions, including those relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results could differ materially from those contemplated by a forward looking statement. These risks and uncertainties include, without limitation:

  •
  The impact of conditions in the financial markets and economic conditions generally;

  •
  real estate market conditions and other risks related to holding real estate received in satisfaction of loans;

  •
  an inability to successfully execute our fundamental growth strategy;

  •
  geographic concentration of the Company's markets in the coastal regions of Florida and the New York metropolitan area;

  •
  natural or man-made disasters;

  •
  risks related to the regulation of our industry;

  •
  credit risk;

  •
  inadequate allowance for credit losses;

  •
  interest rate risk;

  •
  liquidity risk;

  •
  loss of executive officers or key personnel;

  •
  competition;

  •
  dependence on information technology and the risk of systems failures, interruptions or breaches of security;

  •
  failure to comply with the terms of the Company's Loss Sharing Agreements (as defined below) with the FDIC (as defined below);

  •
  a variety of operational, compliance and legal risks; and

  •
  the selection and application of accounting methods and related assumptions and estimates.

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

ii

PART I

Item 1.    Business

Summary

        BankUnited, Inc. ("BankUnited, Inc." or "BKU") is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida with $14.9 billion of assets at December 31, 2013, provides a full range of banking services to individual and corporate customers through 99 branches located in 15 Florida counties and 6 banking centers in the New York metropolitan area. The Company has built, through organic growth and acquisitions, a premier regional bank with a low-risk, long-term value-oriented business model focused on small and medium sized businesses and consumers. We endeavor to provide personalized customer service and offer a full range of traditional banking products and services to both our commercial and retail customers.

        BankUnited, Inc. was organized by a management team led by our Chairman, President and Chief Executive Officer, John A. Kanas and was initially capitalized with $945.0 million by a group of investors. On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of BankUnited, FSB (the "Failed Bank"), from the Federal Deposit Insurance Corporation ("FDIC"), in a transaction which we refer to as the FSB Acquisition. On February 2, 2011, we completed the initial public offering of 33,350,000 shares of our common stock, 4,000,000 of which was sold by us, for which we received proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $98.6 million. We refer to this transaction as the IPO.

        On February 29, 2012, BKU completed the acquisition of Herald National Bank ("Herald") for an aggregate purchase price of $65.0 million in cash and stock. In March 2013, Herald was merged into BankUnited.

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

        The acquired assets included $5.0 billion of loans with a corresponding unpaid principal balance ("UPB") of $11.2 billion, a $3.4 billion FDIC indemnification asset, $539 million of investment securities, $1.2 billion of cash and cash equivalents, $178 million of foreclosed assets and $591 million of other assets. Liabilities assumed included $8.3 billion of non-brokered deposits, $4.6 billion of Federal Home Loan Bank ("FHLB") advances, and $112 million of other liabilities.

        Concurrently with the FSB Acquisition, the Bank entered into two loss sharing agreements, or the Loss Sharing Agreements, which cover certain legacy assets, including the entire legacy loan portfolio and other real estate owned ("OREO") and certain purchased investment securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans or covered securities. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. At December 31, 2013, the covered assets had an aggregate carrying value of $1.7 billion. The total UPB or, for investment securities, unamortized cost basis, of the covered assets at December 31, 2013 was $3.7 billion. The following charts illustrate the percentage of total assets represented by covered assets at December 31, 2013, 2012 and 2011:

        Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB (or, for investment securities, unamortized cost basis) plus certain interest and expenses. The carrying value of the FDIC indemnification asset at December 31, 2013 was $1.2 billion. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have received reimbursements of $2.5 billion for claims submitted to the FDIC under the Loss Sharing Agreements as of December 31, 2013.

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

        Under the Purchase and Assumption Agreement, the Bank may sell up to 2.5% of the covered loans based on the UPB at acquisition, or approximately $280.0 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. Any loan sale in excess of the annual 2.5% of the covered loans requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell residential or non-residential loans in excess of the agreed 2.5% threshold in the nine months prior to the tenth anniversary or the fifth anniversary, respectively, and the FDIC refuses to consent, then the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement will be extended for two years after their respective anniversaries. The terms of the Loss Sharing Agreements are extended only with respect to the loans requested to be included in such sales. The Bank will have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the respective extended termination dates, and any losses incurred will be covered under the Loss Sharing Agreements. If exercised, this final sale mechanism ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the five- and ten-year periods, respectively.

        With respect to the Commercial Shared-Loss Agreement, FDIC loss sharing is scheduled to terminate on May 21, 2014. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Termination of the Commercial Shared-Loss Agreement" for further discussion.

Our Market Areas

        Our primary banking markets are Florida, in particular the Miami metropolitan statistical area, and the Tri-State market of New York, New Jersey and Connecticut. We believe both represent long-term attractive banking markets.

        Our competitive strengths, including experienced management and lending teams, a robust capital position and scalable platform, continue to allow us to take advantage of opportunities in both markets. Florida has shown signs of continued economic recovery, which we expect will enhance opportunities for growth in that market. According to estimates from the United States Census Bureau and SNL Financial, from 2010 to 2013, Florida added over 700 thousand new residents, the third most of any U.S. state, and, in 2013, had a total population of 19.2 million and a median household annual income of $44,894. The Florida unemployment rate decreased to 6.2%, below the national average, at December 31, 2013. The Case-Shiller home price index for Florida reflected a year over year increase of 14% at September 30, 2013. At December 31, 2013, we had 99 branches throughout Florida.

        Through the acquisition of Herald, we entered the Tri-State market in February, 2012. In March, 2013, Herald was merged into BankUnited and BankUnited launched its operations in the Tri-State market. We had six banking centers in metropolitan New York at December 31, 2013 including four in Manhattan, one in Long Island and one in Brooklyn. According to SNL Financial, at June 30, 2013, the Tri-State area had approximately $1.5 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The size and economic health of the Tri-State market, coupled with the management team's experience in building a successful Northeast U.S. regional bank in the past, make us well positioned to continue our expansion and growth in this market.

        Through three commercial lending subsidiaries of BankUnited, we also engage in equipment and municipal finance on a national basis.

Products and Services

  Lending and Leasing

        General—Our primary lending focus is to serve commercial and middle-market businesses, their executives and consumers with a variety of financial products and services, while maintaining a strong and disciplined credit culture.

        We offer a full array of lending products that cater to our customers' needs including small business loans, commercial real estate loans, equipment loans and leases, term loans, formula-based loans, municipal loans and leases, commercial lines of credit, letters of credit, residential mortgages and consumer loans. We also purchase performing residential loans through established correspondent channels on a national basis. We do not originate or purchase negatively amortizing or sub-prime residential loans.

        We have attracted and invested in experienced lending teams from competing institutions in our Florida, Tri-State and national markets, resulting in significant growth in our new loan portfolio. At December 31, 2013, our loan portfolio included $7.5 billion in loans originated or purchased since the FSB Acquisition, or new loans, including $5.5 billion in commercial and commercial real estate loans, $1.8 billion in residential loans and $213.1 million in consumer loans. A continued trend of strong loan growth in both the Florida and Tri-State markets and across our national lending and leasing platforms is a core component of our current business strategy.

        Commercial loans and leasing—Our commercial loans, which are generally made to growing companies and middle-market businesses, include equipment loans, secured and unsecured commercial and working capital lines of credit, formula-based loans, mortgage warehouse lines, taxi medallion loans, letters of credit, an array of Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. Through three lending subsidiaries, we provide municipal and equipment financing on a national basis. Pinnacle Public Finance, headquartered in Scottsdale, Arizona, offers essential use equipment financing to municipalities through both loan and direct finance lease structures. United Capital Business Lending, headquartered in Baltimore, Maryland, offers small business equipment leases and loans with a primary focus on franchise equipment finance. Bridge Capital Leasing, headquartered in Orlando, Florida, primarily provides transportation equipment finance through both direct finance lease and operating lease structures.

        Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers and free-standing buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, acquisition, development and construction loan facilities and construction financing. We make commercial real estate loans secured by both owner-occupied and non-owner occupied properties. Construction lending is not a primary area of focus for us; construction and land loans comprised less than 2% of the loan portfolio at December 31, 2013.

        Residential mortgages—At December 31, 2013, the portfolio of new 1-4 single family residential loans included $1.6 billion of purchased loans and $170 million of originated loans. We purchase loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. While the credit parameters we use for purchased loans are substantially similar to the underwriting guidelines we use for originated loans, differences include: (i) loans are purchased on a nationwide basis, while originated loans have historically been limited to Florida and New York; (ii) purchased loans, on average, have higher principal balances than originated loans; and (iii) we consider payment history in selecting which seasoned loans to purchase, while such information is not available for originated loans. We intend to expand our in-house residential mortgage origination channel in 2014. Additionally, we entered the mortgage servicing business in 2013 through an acquisition of a small servicing portfolio. We anticipate growing this business at a moderate pace to take advantage of existing mortgage servicing capacity.

        Home equity loans and lines of credit are not a significant component of the new loan portfolio.

        Consumer loans—We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans and recently added indirect auto lending to our product suite. At December 31, 2013, the majority of our consumer loans were indirect auto loans.

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

        Since lending represents risk exposure, our Board of Directors and its duly appointed committees seek to ensure that the Company maintains high credit quality standards. The Company has established asset oversight committees to administer the loan portfolio and monitor and manage credit risk. These committees include: (i) the Enterprise Risk Management Committee, (ii) the Credit Risk Management Committee and its Florida and New York regional subcommittees, (iii) the Asset Recovery Committee, and (iv) the Criticized Asset Committee. These committees meet at least quarterly.

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

        BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $239 million, at December 31, 2013. The present in-house lending limit is $75 million based on total credit exposure of a borrower. This limit is reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.

  Deposits

        We offer traditional deposit products including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of terms and rates. Our deposits are insured by the FDIC up to statutory limits. Our strategy is to increase the proportion of total deposits represented by lower cost demand deposits. Demand deposits comprised 27% of total deposits at December 31, 2013. Demand deposit balances are concentrated in commercial and small business accounts. Our service fee schedule and rates are competitive with other financial institutions in our markets.

Investment Securities

        The primary objectives of our investment policy are to provide liquidity necessary for day-to-day operations, provide a suitable balance of high credit and diversified quality assets to the consolidated balance sheet, manage interest rate risk exposure, and generate acceptable returns given the Company's established risk parameters.

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

Risk Management and Oversight

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

        Our Board has assigned responsibility to our Chief Risk Officer for maintaining a risk management framework to identify, manage and mitigate risks to the achievement of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies. We have invested significant resources to establish a robust enterprise-wide risk management framework to support the planned growth of our Company. Our framework is consistent with common industry practices and regulatory guidance and is appropriate to our size and the complexity of our business activities. Significant elements include ongoing identification and assessments of risk, executive management level risk committees to oversee compliance with the Board approved risk policies and adherence to risk limits, and ongoing testing and reporting by independent internal audit, credit review, and regulatory compliance groups. Executive level oversight of the risk management framework is provided by the Enterprise Risk Management Committee which is chaired by the Chief Risk Officer and attended by the senior executives of the Company. Reporting to the Enterprise Risk Management Committee are sub-committees dedicated to guiding and overseeing management of critical categories of risk, including the Credit Risk Management, Asset/Liability Management, Compliance Risk Management, Operations Risk Management, New Products and Services, and Loss Share Compliance committees.

Marketing and Distribution

        We conduct our banking business through 99 branches located in 15 Florida counties as well as 6 banking centers in the New York metropolitan area as of December 31, 2013. Our distribution network also includes 104 ATMs, fully integrated on-line banking, and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers.

        In order to market our products, we use local television, radio, print and direct mail advertising and provide sales incentives for our employees.

Competition

        Our markets are highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national financial institutions located in our market areas as well as savings associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include Bank of America, BB&T, JPMorgan Chase, Regions Bank, SunTrust Banks, TD Bank and Wells Fargo. In the Tri-State market, we also compete with, in addition to the national financial institutions listed, Capital One, Signature Bank, New York Community Bank, Valley National and M&T Bank.

        Interest rates, on both loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, quality of customer service, availability of on-line and remote banking products, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and their executives, consumers and commercial and middle-market businesses, and offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses.

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

  Bank and Bank Holding Company Regulation

        BankUnited is currently a national bank. As a national bank organized under the National Bank Act, BankUnited is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency ("OCC").

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

        The Company, which controls BankUnited, became a BHC on February 29, 2012. As a BHC, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve Board.

  History of the Company as a Regulated Entity

        On May 21, 2009, we received approvals from the Office of Thrift Supervision ("OTS") and FDIC for the organization of BankUnited as a federal savings association, for the Company to become a savings and loan holding company ("SLHC"), and for BankUnited to obtain federal deposit insurance.

        Subsequently, on February 13, 2012, we received approval of the Federal Reserve Board to become a bank holding company in connection with the conversion of BankUnited from a federal savings association to a national bank and the acquisition of Herald by BankUnited, Inc. On February 14, 2012, we received approval of the OCC to convert BankUnited to a national bank. In connection with the conversion, BankUnited made certain commitments to the OCC regarding the business and capital plans of BankUnited. BankUnited, Inc. consummated these transactions on February 29, 2012, and became a BHC as of that date. In March 2013, Herald was merged into BankUnited.

        In connection with the approval to become a BHC, the Company committed that within a period of two years of becoming a BHC, or by February 28, 2014, we would conform our nonbanking activities to those permissible for a BHC under the BHC Act. In addition, we committed to adding another independent member to our board of directors within 18 months of becoming a BHC, or by the end of August 2013. The Company has fully complied with these commitments.

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

  The Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies ("SIFIs"), the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve Board, the OCC, and the FDIC.

        The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and its banking subsidiaries.

  •
  Source of strength.  The Dodd-Frank Act requires all companies, including BHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to BankUnited should it experience financial distress.

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

  •
  Company-Run Stress Testing.  Under Section 165(i) of the Dodd-Frank Act and the stress testing rules of the Federal Reserve Board and OCC, each bank holding company and national bank with more than $10 billion and less than $50 billion in total consolidated assets must annually conduct a company-run stress test to estimate the potential impact of three scenarios provided by the agencies on its regulatory capital ratios and certain other financial metrics. In addition, beginning in 2015, each of these companies will be required to disclose a summary of the results of its company-run stress tests within a certain period of time after submitting the results to the Federal Reserve Board and OCC.

  •
  Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, by requiring that lenders be able to substantiate they have made a good faith determination of a borrower's ability to repay a mortgage. The ability to repay requirement mandates specific factors that a lender must consider in evaluating a borrower's ability to repay. On January 10, 2013, federal regulators released the "qualified mortgage" rule. The qualified mortgage rule is intended to clarify the application of the Dodd-Frank Act requirement that mortgage lenders have a reasonable belief that borrowers have the ability to repay their mortgages. For mortgages meeting the regulatory definition of qualified mortgages, lenders generally enjoy a safe harbor with respect to compliance with the ability to repay rules. Generally, to be considered qualified mortgages, loans must meet all requirements set forth in the ability to repay rules and have debt-to-income ratios and closing costs not exceeding specified levels. Any prepayment penalties must fall within defined constraints. Loans meeting the regulatory definition of higher priced loans, or those with balloon, negative amortization or interest-only features do not meet the definition of qualified mortgages. While lenders are permitted to originate mortgages that do not meet the definition of qualified mortgages, the burden of demonstrating compliance with the ability to repay rules with respect to such mortgages is greater, possibly impeding a lender's ability to foreclose on such mortgages.

    In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. On August 28, 2013, the OCC, the Federal Reserve Board, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a proposed rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5 percent of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by "qualified residential mortgages" ("QRMs"), which are loans deemed to have a lower risk of default. The proposed rule defines QRMs to have the same meaning as the term "qualified mortgage," as defined by the Consumer Financial Protection Bureau ("CFPB"). In addition, the Proposed Rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.

  •
  Imposition of restrictions on certain activities.  The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and record keeping. In addition, certain swaps and other derivatives activities are required to be "pushed out" of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also requires certain persons to register as a "major swap participant," "swap dealer," "major security-based swap participant" or a "security-based swap dealer." The U.S. Commodity Futures Trading Commission has substantially completed adopting regulations to implement much of the new derivatives regulatory structure of the Dodd-Frank Act. The SEC and other U.S. regulators are still in the process of adopting regulations to implement the new derivatives regulatory structure of the Dodd-Frank Act. With regard to security-based swaps, it is anticipated that this additional rulemaking will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. As these remaining rules are implemented, new restrictions or limitations may affect our ability to manage certain risks in our business.

  •
  Expanded FDIC resolution authority.  While insured depository institutions have long been subject to the FDIC's resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain "covered financial companies," including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act, or FDIA bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

  •
  CFPB.  The Dodd-Frank Act created a new independent CFPB within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations and could necessitate changes to certain of our business practices.

  •
  Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution's deposit insurance premiums paid to the deposit insurance fund, or DIF, of the FDIC are calculated. Under the amendments, the assessment base is no longer the institution's deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

  •
  Transactions with affiliates and insiders.  The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

  •
  Enhanced lending limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. On June 25, 2013, the OCC published a final rule amending its existing lending limits to incorporate changes made by the Dodd-Frank Act. The Dodd-Frank Act and the final rule amend the OCC's lending limit regulation to include credit exposures arising from derivative transactions and repurchase agreements, reverse repurchase agreements, securities lending transactions, and securities borrowing transactions. The final rule exempts certain types of transactions, and outlines the methods that banks can choose from to measure credit exposures of derivative transactions and securities financing transactions. In most cases, a bank may choose which method it will use; the OCC, however, may specify that a bank use a particular method for safety and soundness reasons.

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

        The requirements of the Dodd-Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

        Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

  The Volcker Rule

        On December 10, 2013, five U.S. financial regulators, including the Federal Reserve Board and the OCC, adopted a final rule implementing the so-called "Volcker Rule." The Volcker Rule was created by Section 619 of the Dodd-Frank Act and generally prohibits "banking entities" from engaging in

"proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds."

        Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and BankUnited. Banking entities with total assets of $10 billion or more, such as the Company and BankUnited, that engage in activities subject to the Volcker Rule will be required to establish a six-element compliance program to address the prohibitions of, and exemptions from, the Volcker Rule. The final rule becomes effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve Board announced an extension of the conformance period for all banking entities until July 21, 2015.

        In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve Board, the FDIC, the SEC, and the CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations (CDOs) backed by trust preferred securities if the CDO meets certain requirements.

        We are currently reviewing the scope of the regulations implementing the Volcker Rule to determine the full impact of the rule on our operations.

  Notice and Approval Requirements Related to Control

        Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHC Act, the Change in Bank Control Act, and the Savings and Loan Holding Company Act. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination of whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of the Company were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

        In addition, except under limited circumstances, BHCs are prohibited from acquiring, without prior approval:

  •
  control of any other bank or BHC or all or substantially all the assets thereof; or

  •
  more than 5% of the voting shares of a bank or BHC which is not already a subsidiary.

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

        The Company became formally subject to regulatory capital requirements in February 2012, upon becoming a BHC. BankUnited, as a national bank, is subject to regulatory capital requirements.

        The Federal Reserve Board has established risk-based and leverage capital guidelines for BHCs, including the Company. The OCC has established substantially similar risk-based and leverage capital guidelines applicable to national banks, including BankUnited. The current risk-based capital guidelines, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision ("Basel Committee"), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. The federal banking agencies subsequently adopted separate risk-based capital guidelines for so-called "core banks" based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards ("Basel II") issued by the Basel Committee in November 2005, and most recently are in the process of implementing the recently revised framework referred to as "Basel III."

  Basel I

        The risk-based capital standards are designed to make regulatory capital more sensitive to differences in credit and market risk profiles among banks and BHCs and to account for off-balance sheet exposures. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. Under the Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is eight percent. At least half of total capital must be composed of tier 1 capital, which includes common stockholders' equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for BHCs only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve Board also has adopted a minimum leverage ratio for BHCs, requiring tier 1 capital of at least three percent of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets.

        The federal banking agencies have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies.

  Basel II

        Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of "core" banking organizations that will be required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company and BankUnited are not among the core banking organizations required to use Basel II advanced approaches.

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

  (i)
  A common equity tier 1 ratio of at least 7.0%, inclusive of 4.5% minimum common equity tier 1 ratio, net of regulatory deductions, and the new 2.5% "capital conservation buffer", of common equity to risk-weighted assets;

  (ii)
  A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

  (iii)
  A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

        The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity tier 1 ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a "countercyclical buffer" of 0% to 2.5% of common equity or other loss-absorbing capital "will be implemented according to national circumstances" as an "extension" of the conservation buffer during periods of excess credit growth. As currently contemplated, the countercyclical buffer would not apply to the Company or BankUnited.

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

  U.S. Implementation of Basel III

        In July 2013, the federal banking agencies published final rules (the "Basel III Capital Rules") that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. While some provisions are tailored to larger institutions, the

Basel III Capital Rules generally apply to all banking organizations, including the Company and BankUnited.

        Among other things, the Basel III Capital Rules: (i) introduce a new capital measure entitled "Common Equity Tier 1" ("CET1"); (ii) specify that tier 1 capital consist of CET1 and additional instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations.

        Under the Basel III Capital Rules, banking organizations are provided a one-time option in their initial regulatory financial report filed after January 1, 2015 to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.

        The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total assets, while also implementing stricter eligibility requirements for regulatory capital instruments that should serve to disallow the inclusion of all non-exempt issuances of trust preferred securities and cumulative perpetual preferred stock from tier 1 capital. The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in tier 1 capital, as well as applying stricter risk weighting rules to these assets.

        The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios:

  (i)
  4.5% based upon CET1;

  (ii)
  6.0% based upon tier 1 capital; and

  (iii)
  8.0% based upon total regulatory capital.

        A minimum leverage ratio (tier 1 capital as a percentage of average total assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers, with distributions and discretionary bonus payments being completely prohibited if no capital conservation buffer exists, or in the event of the following: (i) the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter; and (ii) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period.

        The Basel III Capital Rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replace the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach.

        Finally, the Basel III Capital Rules amend the thresholds under the "prompt corrective action" framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

        The enactment of the Basel III Capital Rules could increase the required capital levels of the Company and BankUnited. The Basel III Capital Rules become effective as applied to the Company and BankUnited on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019, and the Company will be required to incorporate the Basel III Capital Rules into its company-run stress tests beginning with the 2014-2015 stress-test cycle.

  Liquidity Coverage Ratio

        The Basel III Capital Rules adopted in July 2013 did not address the proposed liquidity coverage ratio ("LCR") called for by the Basel Committee's Basel III framework. On October 24, 2013, the Federal Reserve Board issued a proposed rule implementing a LCR requirement in the United States for larger banking organizations. Neither the Company nor BankUnited would be subject to the LCR requirement as proposed.

  Dodd-Frank Act Capital Changes

        Under the Dodd-Frank Act, the Federal Reserve Board may increase the capital buffer for SIFIs. The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. The Dodd-Frank Act also requires the establishment of more stringent prudential standards for SIFIs, which include requiring the federal banking agencies to adopt capital and liquidity requirements which address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. In addition, the Dodd-Frank Act excludes trust preferred securities issued on or after May 19, 2010, from tier 1 capital for most institutions. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of tier 1 capital over a three-year period.

        The ultimate impact of the new capital and liquidity standards on the Company and BankUnited is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators. The Company cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon the Company's earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

  Prompt Corrective Action

        Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be "well capitalized" if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2013, the Company and BankUnited were well-capitalized.

        As noted above, the Basel III Capital Rules amend the thresholds under the "prompt corrective action" framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

  Regulatory Limits on Dividends and Distributions

        Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The Federal Reserve Board and OCC regulate all capital distributions by BankUnited directly or indirectly to the Company, including dividend payments.

        BankUnited may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage capital ratio requirements, or in the event the OCC notified BankUnited that it was in need of more than normal supervision. Under the FDIA, an insured depository institution such as BankUnited is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized." Payment of dividends by BankUnited also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

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

        As noted above, the Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and a clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve Board to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

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

  Deposit Insurance Assessments

        FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF. As noted above, the Dodd-Frank Act changed the way an insured depository institution's deposit insurance premiums are calculated. Future changes to our risk classification or to the method for calculating premiums generally may impact assessment rates, which could impact the profitability of our operations.

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

  Federal Reserve System and Federal Home Loan Bank System

        As a national bank, BankUnited is required to hold shares of capital stock in a Federal Reserve Bank. BankUnited holds capital stock in the Federal Reserve Bank of Atlanta. As a member of the Federal Reserve System, BankUnited has access to the Federal Reserve discount window lending and payment clearing systems.

        BankUnited is a member of the Federal Home Loan Bank of Atlanta. Each Federal Home Loan Bank ("FHLB") provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As members of the FHLB, BankUnited is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankUnited is in compliance with this requirement.

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

The CRA then requires bank regulators to take into account the federal banking bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. When the Company or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and the Company's depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Following its most recent CRA examination in October 2012, BankUnited received an overall rating of "Satisfactory."

  Changes in Laws, Regulations or Policies

        Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for the Company in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations. The Dodd-Frank Act is in the process of imposing substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us remains uncertain at this time and may have a material adverse effect on our business and results of operations.

Employees

        At December 31, 2013, we employed 1,551 full-time employees and 72 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Item 1A.    Risk Factors

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

        The economic downturn that the United States experienced has begun to reverse. Markets and economic conditions have generally improved, however, real estate prices, unemployment rates and other economic indicators have yet to return to pre-downturn levels. The potential for economic disruption continues and there can be no assurance that economic conditions will continue to improve. A slowing of improvement or a return to deteriorating business or economic conditions generally, or more specifically in the principal markets in which we do business, could have one or more of the following adverse effects on our business, financial condition and results of operations:

  •
  A decrease in demand for our loan and deposit products;

  •
  An increase in delinquencies and defaults by borrowers or counterparties;

  •
  A decrease in the value of our assets;

  •
  A decrease in net interest income; and

  •
  A decrease in our ability to access the capital markets.

Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.

        Our enterprise risk management framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited in their ability to anticipate the existence or development of risks that are currently unknown and unanticipated. The emergence of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations.

Risks Related to Our Business

Our business is highly susceptible to credit risk on our non-covered assets.

        As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans, if any, may be insufficient to assure repayment. Credit losses are inherent in the business of making loans. To a lesser extent, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of the continued potential for economic disruption. . It is difficult to determine the many ways in which a decline in economic or market conditions or a failure of those conditions to continue to improve may impact the credit quality of our assets. The Loss Sharing Agreements only cover certain legacy assets, and credit losses on assets not covered by the Loss Sharing Agreements could have a material adverse effect on our operating results.

Our allowance for loan and lease losses may not be adequate to cover actual credit losses.

        We maintain an allowance for loan and lease losses that represents management's estimate of probable losses inherent in our credit portfolio. This estimate requires management to make significant assumptions and involves a high degree of judgment, particularly as our new loan portfolio is not yet seasoned and has not yet developed an observable loss trend. Management considers numerous factors in determining the amount of the allowance for loan and lease losses, including, but not limited to, internal risk ratings, loss forecasts, collateral values, delinquency rates, historical loss severities, the level of non-performing and restructured loans in the loan portfolio, product mix, underwriting practices, portfolio trends, industry conditions, economic trends and net charge-off trends. The effects of any decreases in expected cash flows on covered loans are also considered in the establishment of the allowance for credit losses.

        If management's assumptions and judgments prove to be incorrect, our current allowance may be insufficient and we may be required to increase our allowance for loan and lease losses. In addition, regulatory authorities periodically review our allowance for loan and lease losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Adverse economic conditions could make management's estimate even more complex and difficult to determine. Any increase in our allowance for loan and lease losses will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of the Allowance for Loan and Lease Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Loan and Lease Losses."

Our business is susceptible to interest rate risk.

        Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. Interest rates are highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve Board.

        Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. The current low level of market interest rates limits our ability to add higher yielding assets to the balance sheet. A prolonged period of low rates may exacerbate downward pressure on our net interest margin and have a negative impact on our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.

        We attempt to manage interest rate risk by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest bearing liabilities and through the use of hedging instruments; however, interest rate risk management techniques are not precise, and we may not be able to successfully manage our interest rate risk. Our ability to manage interest rate risk could be negatively impacted by longer fixed rate terms on real estate loans being added to our portfolio. A rapid or unanticipated increase or decrease in interest rates, changes in the shape of the yield curve or in spreads between rates could have an adverse effect on our net interest margin and results of operations.

Ineffective liquidity management could adversely affect our financial condition and results of operations.

        Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in economic conditions in the geographic markets in which our operations are concentrated or in the financial or credit markets in general. Our access to liquidity in the form of deposits may also be affected by the liquidity needs of our depositors. A substantial portion of our liabilities consist of deposit accounts that are payable on demand or upon several days' notice, while by comparison, the majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

We may not be successful in executing our fundamental growth strategy.

        Growth of our business, whether organic or through acquisitions, is an essential component of our business strategy. Commercial and consumer banking in both of our primary markets is highly competitive, with a large number of community and regional banks and also a significant presence of the country's largest commercial banks. We compete with other state and national financial institutions located in both of our primary markets, as well as savings and loan associations, savings banks and credit unions for deposits and loans. There is no guarantee that we will be able to successfully execute our organic growth strategy in either of these markets.

        We also compete with other financial institutions for acquisition opportunities and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, we will not be able to execute a strategy of growth by acquisition.

        If we do identify suitable candidates and succeed in consummating future acquisitions, acquisitions involve risks that the acquired businesses may not achieve anticipated revenue, earnings or cash flows. There may also be unforeseen liabilities relating to the acquired businesses or arising out of the acquisitions, asset quality problems of the acquired entities, difficulty operating in markets in which we have had no or only limited experience and other conditions not within our control, such as adverse personnel relations, loss of customers because of change in identity, and deterioration in local economic conditions.

        In addition, the process of integrating acquired entities will divert significant management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions or complementary businesses we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. Any acquisitions we do make may not enhance our cash flows, business, financial condition, results of operations or prospects and may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

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

The geographic concentration of our markets in the coastal regions of Florida and the New York metropolitan area makes our business highly susceptible to local economic conditions.

        Unlike larger financial institutions that are more geographically diversified, our operations are primarily concentrated in the coastal regions of Florida and, to a lesser extent, the New York metropolitan area. Additionally, a significant portion of our loans secured by real estate are secured by commercial and residential properties in these geographic regions. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in these regions or by changes in the local real estate markets. The Florida economy and our market in particular were affected by the most recent downturn in commercial and residential property values, and the decline in real estate values in Florida during the downturn was higher than the national average. Additionally, the Florida economy relies heavily on tourism and seasonal residents. Disruption or deterioration in economic conditions in the markets we serve could result in one or more of the following:

  •
  an increase in loan delinquencies;

  •
  an increase in problem assets and foreclosures;

  •
  a decrease in the demand for our products and services; or

  •
  a decrease in the value of collateral for loans, especially real estate, in turn reducing customers' borrowing power, the value of assets associated with problem loans and collateral coverage.

Hurricanes and other weather-related events, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

        The occurrence of a hurricane or other natural disaster to which our markets are susceptible or a man-made catastrophe such as the 2010 Gulf of Mexico oil spill or terrorist activity could disrupt our operations, result in damage to our properties, reduce or destroy the value of collateral and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations.

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

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs and risks associated with the ownership of commercial or residential real property, which could have an adverse effect on our business or results of operations.

        A significant portion of our loan portfolio is secured by residential or commercial real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case, we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:

  •
  general or local economic conditions;

  •
  environmental cleanup liability;

  •
  neighborhood values;

  •
  interest rates;

  •
  commercial real estate rental and vacancy rates;

  •
  real estate tax rates;

  •
  operating expenses of the mortgaged properties;

  •
  supply of and demand for properties;

  •
  ability to obtain and maintain adequate occupancy of the properties;

  •
  zoning laws;

  •
  governmental rules, regulations and fiscal policies; and

  •
  hurricanes or other natural or man-made disasters.

        These same factors may impact the ability of borrowers to repay their obligations that are secured by real property.

The credit quality of our loan portfolio and results of operations are affected by residential and commercial real estate values and the level of residential and commercial real estate sales and rental activity.

        A material portion of our loans are secured by residential or commercial real estate. The ability of our borrowers to repay their obligations and our financial results may therefore be adversely affected by changes in real estate values. Commercial real estate valuations in particular are highly subjective, as they are based on many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. The properties securing income-producing investor real estate loans may not be fully leased at the origination of the loan. The borrowers' ability to repay these loans is dependent upon stabilization of the properties and additional leasing through the life of the loan or the borrower's successful operation of a business. Weak economic conditions may impair a borrower's business operations, lead to elevated vacancy rates or lease turnover, slow the execution of new leases or result in falling rents. These factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, governmental policy regarding housing and housing finance and general economic conditions affecting consumers.

        We make credit and reserve decisions based on current real estate values, the current conditions of borrowers, properties or projects and our expectations for the future. If the real estate market does not continue to recover or if real estate values or fundamentals underlying the commercial and residential real estate markets decline, we could experience higher delinquencies and charge-offs beyond that provided for in the allowance for loan and lease losses.

        Although we have the Loss Sharing Agreements with the FDIC, these agreements do not cover 100% of the losses attributable to covered assets. In addition, the Loss Sharing Agreements will not mitigate any losses on our non-covered assets.

Our portfolio of assets under operating lease is exposed to fluctuations in the demand for and valuation of the underlying assets.

        Our equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased transportation equipment is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters.

Our reported financial results depend on management's selection and application of accounting methods and related assumptions and estimates.

        Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Management is required to make difficult, complex or subjective judgments in selecting and applying many of these accounting policies. In some cases, management must select an accounting policy or method from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.

        From time to time, the Financial Accounting Standards Board and SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in a restatement of prior period financial statements.

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

        The primary markets we currently serve are Florida and the New York metropolitan area. Consumer and commercial banking in these markets is highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national financial institutions located in Florida, New York and adjoining states as well as savings and loan associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.

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

        Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which are provided by third parties. We rely on third-party servicers to provide key components of our business infrastructure and major systems including, but not limited to, our electronic funds transfer transaction processing, cash management and online banking services. We rely on these systems to process new and renewal loans, gather deposits, provide customer service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

        While we have selected third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, or failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.

        Financial products and services have become increasingly technology-driven. To some degree, our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services.

We are subject to a variety of operational, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

        We are exposed to many types of operational risks, including legal and compliance risk, the risk of fraud or theft by employees or outsiders and operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

        If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

        Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any of these events could result in a diminished ability to operate our business as well as potential liability to customers and counterparties, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations.

Reputational risks could affect our results.

        Our ability to originate and maintain accounts is highly dependent upon consumer and other external perceptions of our business practices. Adverse perceptions regarding our business practices could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Adverse developments with respect to external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.

Risks Relating to the Regulation of Our Industry

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

        We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to us, restrict the ability of institutions to guarantee our debt, and impose specific accounting requirements on us. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal banking agencies, including the OCC and Federal Reserve Board, periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

        On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act, including the Volcker Rule, may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital and liquidity requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. For a more detailed description of the Dodd-Frank Act, see Item 1 "Business—Regulation and Supervision—The Dodd-Frank Act."

Failure to comply with the business plan filed with the OCC could have an adverse effect on our ability to execute our business strategy.

        In conjunction with the conversion of its charter to that of a national bank, BankUnited was required to file a business plan with the OCC, and is required to update the business plan annually. Failure to comply with the business plan could subject the Bank to regulatory actions that could impede our ability to execute our business strategy. The provisions of the business plan restrict our ability to engage in business activities outside of those contemplated in the business plan or to expand the level of our growth beyond that contemplated in the business plan without regulatory approval.

Our ability to expand through acquisition or de novo branching requires regulatory approvals, and failure to obtain them may restrict our growth.

        We may identify opportunities to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on the competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution's record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell or close branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

        In addition to the acquisition of existing financial institutions, as opportunities arise, we may continue de novo branching as a part of our internal growth strategy and possibly enter into new markets through de novo branching. De novo branching and any acquisition carries with it numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.

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

        In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to the enhancement of our anti-money laundering program, adopted enhanced policies and procedures and implemented a new, robust automated anti-money laundering software solution. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of financial institutions that we may acquire in the future are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our expansion plans.

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

        As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures in the future, we may be required to pay FDIC premiums higher than current levels. Any future additional assessments or increases in FDIC insurance premiums may adversely affect results of operations.

We will become subject to more stringent capital requirements under the Basel III Capital Rules.

        As noted above, the Dodd-Frank Act required the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the final Basel III Capital Rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The Basel III Capital Rules will apply to banking organizations, including the Company and BankUnited.

        As a result of the enactment of the Basel III Capital Rules, the Company and BankUnited will be subject to increased required capital levels. The Basel III Capital Rules become effective as applied to the Company and BankUnited on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2013, BankUnited leased 139,572 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices and operations center. At December 31, 2013, we provided banking services at 99 branch locations in 15 Florida counties. Of the 99 branch properties, we leased 325,422 square feet in 91 locations and owned 40,016 square feet in 8 locations. We also leased 28,478 square feet of property and owned 4,000 square feet of property in Florida for future retail branch operations. Additionally, we leased 19,185 square feet of office space and 5,580 square feet of warehouse space.

        At December 31, 2013, BankUnited leased 25,306 square feet of banking services space in New York City at 5 branch locations and 2,000 square feet of banking services space in Melville, New York at 1 branch location. We also leased 61,040 square feet of office space in New York.

        As of December 31, 2013, we leased 10,619 square feet of office and operations space in Hunt Valley, Maryland to house United Business Capital Lending, 5,488 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle Public Finance and 2,190 square feet of office and operations space in Orlando, Florida and Castle Rock, Colorado to house Bridge Capital Leasing.

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

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        Shares of our common stock began trading on the NYSE under the symbol "BKU" on January 28, 2011. The last sale price of our common stock on the NYSE on February 24, 2014 was $32.89 per share.

        The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2013		2012
	High	Low	High	Low
1st Quarter	$28.69	$24.22	$26.33	$21.66
2nd Quarter	27.00	24.17	25.26	22.23
3rd Quarter	31.47	26.25	26.22	22.85
4th Quarter	33.34	30.35	25.10	22.01

        As of February 24, 2014, there were 101,549,929 stockholders of record of our common stock.

Equity Compensation Plan Information

        The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2014 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

Dividend Policy

        The Company declared a quarterly dividend of $0.21 per share on its common stock for each of the four quarters of 2013, resulting in total dividends for 2013 of $87.1 million, or $0.84 per share for the year ended December 31, 2013. The Company declared a quarterly dividend of $0.17 per share on its common stock for each of the first three quarters of 2012, and increased its dividend to $0.21 per share on its common stock for the fourth quarter of 2012, resulting in total dividends for 2012 of $74.1 million, or $0.72 per share for the year ended December 31, 2012. The Company declared quarterly dividends of $0.14 per share on its common stock in 2011, resulting in total dividends for 2011 of $56.7 million, or $0.56 per share for the year ended December 31, 2011. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between January 28, 2011 (the day shares of our common stock began trading) and December 31, 2013, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock. The graph assumes our closing sales price on January 28, 2011 of $28.40 per share as the initial value of our common stock.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

Index	01/28/11	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13
BankUnited, Inc.	100.00	94.40	79.24	86.17	90.75	97.37	125.05
S&P 500	100.00	104.36	100.51	110.05	116.60	132.72	154.36
S&P Bank	100.00	92.40	88.70	106.19	110.19	133.72	149.55

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Consolidated Financial Data

        You should read the selected consolidated financial data set forth below in conjunction with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below at December 31, 2013, 2012, 2011, 2010 and for the years then ended and at December 31, 2009 and for the period then ended is derived from our audited consolidated financial statements. The selected consolidated financial data set forth below for the period from October 1, 2008 to May 21, 2009 has been derived from the consolidated financial statements of the Failed Bank.

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

	BankUnited, Inc.
	At December 31,
	2013	2012	2011	2010	2009
		(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$252,749	$495,353	$303,742	$564,774	$356,215
Investment securities available for sale, at fair value	3,637,124	4,172,412	4,181,977	2,926,602	2,243,143
Loans, net	8,983,884	5,512,618	4,088,656	3,875,857	4,588,898
FDIC indemnification asset	1,205,117	1,457,570	2,049,151	2,667,401	3,279,165
Total assets	15,046,649	12,375,953	11,322,038	10,869,560	11,129,961
Deposits	10,532,428	8,538,073	7,364,714	7,163,728	7,666,775
Federal Home Loan Bank advances and other borrowings	2,414,313	1,925,094	2,236,337	2,255,692	2,082,023
Total liabilities	13,117,951	10,569,273	9,786,758	9,616,052	10,035,701
Total stockholder's equity	1,928,698	1,806,680	1,535,280	1,253,508	1,094,260

	BankUnited, Inc.					Failed Bank
					Period from April 28, 2009 to December 31, 2009(1)	Period from October 1, 2008 to May 21, 2009(1)
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

			(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$738,821	$720,856	$638,097	$557,688	$335,524	$339,068
Interest expense	92,611	123,269	138,937	168,200	83,856	333,392

Net interest income	646,210	597,587	499,160	389,488	251,668	5,676
Provision for loan losses	31,964	18,896	13,828	51,407	22,621	919,139

Net interest income (loss) after provision for loan losses	614,246	578,691	485,332	338,081	229,047	(913,463)
Non-interest income (loss)	31,106	89,247	163,217	297,779	253,636	(81,431)
Non-interest expense	327,350	323,073	455,805	323,320	283,262	238,403

Income (loss) before income taxes	318,002	344,865	192,744	312,540	199,421	(1,233,297)
Provision for income taxes	109,066	133,605	129,576	127,805	80,375	—

Net income (loss)	$208,936	$211,260	$63,168	$184,735	$119,046	$(1,233,297)

Share Data:
Earnings (loss) per common share, basic	$2.03	$2.05	$0.63	$1.99	$1.29	$(12,332,970)
Earnings (loss) per common share, diluted	$2.01	$2.05	$0.62	$1.99	$1.29	$(12,332,970)
Cash dividends declared per common share	$0.84	$0.72	$0.56	$0.37	$—	N/A
Dividend payout ratio	41.73%	35.13%	90.32%	18.59%	N/A	N/A
Other Data (unaudited):
Financial ratios
Return on average assets(2)	1.55%	1.71%	0.58%	1.65%	1.69%	(14.26)%
Return on average common equity(2)	11.16%	12.45%	4.34%	15.43%	18.98%	(2041.04)%
Yield on earning assets(2)(3)	6.54%	7.28%	7.92%	7.26%	7.42%	3.91%
Cost of interest bearing liabilities(2)	0.94%	1.33%	1.62%	1.81%	1.39%	3.94%
Equity to assets ratio	12.82%	14.60%	13.56%	11.53%	9.83%	(7.25)%
Interest rate spread(2)(3)	5.60%	5.95%	6.30%	5.45%	6.03%	(0.03)%
Net interest margin(2)(3)	5.73%	6.05%	6.21%	5.08%	5.58%	0.06%
Loan to deposit ratio(4)	85.96%	65.28%	56.23%	54.96%	60.15%	128.74%
Asset quality ratios
Non-performing loans to total loans(4)(5)	0.39%	0.62%	0.70%	0.66%	0.38%	24.58%
Non-performing assets to total assets(6)	0.51%	0.89%	1.35%	2.14%	1.24%	23.53%
Allowance for loan and lease losses to total loans	0.77%	1.06%	1.17%	1.48%	0.49%	11.14%
Allowance for loan and lease losses to non-performing loans(5)	195.52%	171.21%	167.59%	226.35%	130.22%	45.33%
Net charge-offs to average loans(2)	0.31%	0.17%	0.62%	0.37%	0.00%	5.51%

	BankUnited, Inc.
	At December 31,
	2013	2012	2011	2010	2009
Capital ratios(7)
Tier 1 risk-based capital	21.06%	33.60%	41.62%	42.97%	40.42%
Total risk-based capital	21.93%	34.88%	42.89%	43.71%	40.55%
Tier 1 leverage	12.42%	13.16%	13.06%	10.76%	8.78%

(1)
The Company was incorporated on April 28, 2009, but neither the Company nor the Bank had any substantive operations prior to the FSB Acquisition on May 21, 2009.

(2)
Ratio is annualized for the period from October 1, 2008 to May 21, 2009 and for the period from May 22, 2009 to December 31, 2009. See note 1 above.

(3)
On a tax-equivalent basis for the years ended December 31, 2013, 2012, 2011 and 2010.

(4)
Total loans is net of premiums, discounts, deferred fees and costs.

(5)
We define non-performing loans to include non-accrual loans, loans, other than ACI loans, that are past due 90 days or more and still accruing and certain loans modified in troubled debt re-structurings. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans. The carrying value of ACI loans contractually delinquent by more than 90 days, but not identified as non-performing was $78 million, $177 million, $361 million, $718 million and $1.2 billion at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(6)
Non-performing assets include non-performing loans and OREO.

(7)
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

 Overview

  Performance Highlights

        In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin and interest rate spread, the allowance and provision for loan losses, performance ratios such as the return on average assets and return on average equity, asset quality ratios including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in the loan portfolio by region and product type, trends in deposit mix and cost of deposits. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions, regionally and nationally.

        Performance highlights include:

  •
  Net income for the year ended December 31, 2013 was $208.9 million or $2.01 per diluted share, compared to $211.3 million or $2.05 per diluted share for the year ended December 31, 2012. Earnings for 2013 generated a return on average stockholders' equity of 11.16% and a return on average assets of 1.55%.

  •
  Net interest income for 2013 was $646.2 million, an increase of $48.6 million over the prior year. The net interest margin, calculated on a tax-equivalent basis, decreased to 5.73% for 2013 from 6.05% for 2012. The decline in the net interest margin resulted from a decrease in the average yield on interest earning assets, partially offset by a decrease in the average rate paid on interest bearing liabilities. The primary driver of the decrease in the average yield on interest earning assets was the continued shift in the composition of the loan portfolio away from higher yielding covered loans into new loans originated at lower current market rates of interest. The decrease in the average rate paid on interest bearing liabilities resulted from declines in market interest rates and a continued shift in deposit mix into lower cost deposit products. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2013 and 2012 (on a tax-equivalent basis):

  •
  BankUnited launched its New York franchise in 2013. In conjunction with the New York launch, Herald was merged into BankUnited. We currently operate four locations in Manhattan, one in Long Island and one in Brooklyn.

  •
  2013 was marked by strong loan growth across our markets, resulting in increased geographic diversification in the portfolio. New loans grew by $3.9 billion in 2013 to $7.6 billion. New loan growth was concentrated in the commercial portfolio segment, commensurate with our core business strategy. The following charts compare the composition of our loan portfolio at December 31, 2013 and 2012:

(1)
National platform is defined as purchased residential loans, loans and leases made by our commercial lending subsidiaries and indirect auto loans.

  •
  Total deposits grew by $2.0 billion to $10.5 billion while demand deposits increased to 27% of total deposits at December 31, 2013. The following charts illustrate the composition of deposits at December 31, 2013 and 2012:

  •
  The cost of deposits continued to decline. The weighted average cost of deposits declined to 0.65% for the year ended December 31, 2013 as compared to 0.81% for the year ended December 31, 2012.

  •
  Asset quality remained strong. At December 31, 2013, 99% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.31% and the ratio of non-covered non-performing assets to total assets was 0.16% at December 31, 2013. Credit risk related to the covered assets is significantly mitigated by the Loss Sharing Agreements. A comparison of our non-performing assets ratio to that of our peers is presented in the chart below:

(1)
Calculated as non-covered non-performing assets as a percentage of total assets.

(2)
Source: SNL Financial. Peers data reflect median values for publicly traded U.S. banks and thrifts with assets between $10-25 billion and $1-5 billion in market capitalization.

  •
  The Company's capital ratios exceed all regulatory "well capitalized" guidelines. The charts below present the Company's regulatory capital ratios compared to regulatory guidelines as of December 31, 2013 and 2012:

  •
  On March 20, 2013, November 8, 2013 and February 18, 2014, we completed secondary offerings of 22,540,000 shares, 9,947,821 shares and 9,200,000 shares, respectively, of our common stock, including pursuant to the exercise of the underwriters' options to purchase additional shares. The selling stockholders received all net proceeds and we did not receive any proceeds from these offerings. After completion of these offerings, our founding private equity investors owned, in the aggregate, approximately 11.7% of our outstanding common stock.

  Opportunities and Challenges

        Management has identified significant opportunities for our Company, including:

  •
  Our capital position, market presence and experienced lending and deposit gathering teams position us well for continued organic growth in Florida and the Tri-State market, both of which we believe to be attractive banking markets. We also expect continued growth from our national lending platforms.

  •
  We continue to evaluate potential strategic acquisitions of financial institutions and complementary businesses.

  •
  The potential to further optimize our deposit mix in conjunction with the growth of our core commercial business.

        We have also identified significant challenges confronting the industry and our Company:

  •
  The current low interest rate environment is likely to continue to put pressure on our net interest margin, particularly as higher yielding covered assets are liquidated or mature and are replaced with assets originated or purchased at current market rates of interest.

  •
  While economic conditions in our primary markets have generally improved, the potential for economic disruption continues. A slowing of improvement or return to deteriorating business or economic conditions may lead to elevated levels of non-performing assets or impact our ability to sustain the trajectory of new loan growth.

  •
  Changes in regulatory capital requirements and uncertainty about the full impact of new regulation may present challenges in the execution of our business strategy and the management of non-interest expense. For additional discussion, see "Regulation and Supervision."

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

  •
  The estimated fair value at which the acquired loans were initially recorded by the Company was significantly less than the unpaid principal balances of the loans. No allowance for loan and lease losses was recorded with respect to acquired loans at the FSB Acquisition date. The write-down of loans to fair value in conjunction with the application of acquisition accounting and credit protection provided by the Loss Sharing Agreements reduce the impact of the provision for loan losses related to the acquired loans on the results of operations;

  •
  Acquired investment securities were recorded at their estimated fair values at the FSB Acquisition date, significantly reducing the potential for other-than-temporary impairment charges in periods subsequent to the FSB Acquisition for the acquired securities. Certain of the acquired investment securities are covered under the Loss Sharing Agreements. The impact on results of operations of other-than-temporary impairment charges related to covered securities is significantly mitigated by indemnification by the FDIC;

  •
  An indemnification asset related to the Loss Sharing Agreements with the FDIC was recorded in conjunction with the FSB Acquisition. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to covered assets, including up to 90 days of past due interest, as well as reimbursement of certain expenses;

  •
  Non-interest income includes the effect of amortization or accretion of the indemnification asset;

  •
  Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Loss Sharing Agreements. The impact of gains or losses related to transactions in covered loans and other real estate owned is significantly mitigated by indemnification by the FDIC; and

  •
  ACI loans that are contractually delinquent may not be reflected as non-accrual loans or non-performing assets due to the accounting treatment accorded such loans under Accounting Standards Codification ("ASC") section 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

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

  •
  the selection of proxy data used to calculate loss factors;

  •
  our evaluation of the risk profile of various loan portfolio segments, including internal risk ratings; and

  •
  our selection and evaluation of qualitative factors.

        Note 1 to the consolidated financial statements describes the methodology used to determine the ALLL.

  Accounting for Acquired Loans and the FDIC Indemnification Asset

        A significant portion of the covered loans are ACI Loans. The accounting for ACI loans requires the Company to estimate the timing and amount of cash flows to be collected from these loans and to continually update estimates of the cash flows expected to be collected over the lives of the loans. Similarly, the accounting for the FDIC indemnification asset requires the Company to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. Estimated cash flows impact the rate of accretion on covered loans and the rate of accretion or amortization on the FDIC indemnification asset as well as the amount of any ALLL to be established related to the covered loans. These cash flow estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to their amount and timing.

        Covered 1-4 single family residential and home equity loans were placed into homogenous pools at the time of the FSB Acquisition; the ongoing credit quality and performance of these loans is monitored on a pool basis and expected cash flows are estimated on a pool basis. At acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition was recognized as accretable yield. The accretable yield is accreted into interest income over the life of each pool.

        We monitor the pools quarterly by updating our expected cash flows to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, the timing and amount of loan sales, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values. Changes in these assumptions could have a potentially material impact on the amount of the ALLL related to the covered loans as well as on the rate of accretion on these loans. Prepayment, delinquency and default curves used to forecast pool cash flows are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold is judgmentally determined.

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

        The estimated cash flows from the FDIC indemnification asset are sensitive to changes in the same assumptions that impact expected cash flows on covered loans. Estimated cash flows impact the rate of accretion or amortization on the FDIC indemnification asset.

  Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the collateral at the date of foreclosure based on estimates, including some obtained from third parties, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed, and the assets are carried at the lower of cost or fair value less estimated costs to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the carrying value does not exceed estimated realizable value. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred. Given the level of judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy. Estimates of value of OREO properties are typically based on real estate appraisals performed by independent appraisers. In some cases, if an appraisal is not available, values may be based on brokers' price opinions. These values are generally updated as appraisals become available.

  Fair Value Measurements

        The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale and derivative instruments. Assets that may be measured at fair value on a non-recurring basis include OREO, impaired loans, loans held for sale, intangible assets, mortgage servicing rights and assets acquired and liabilities assumed in business combinations. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.

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

        Notes 1, 4 and 17 to our consolidated financial statements contain further information about fair value estimates.

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

        The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets and by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by management's assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Company's markets and the availability and pricing of other sources of funds.

        Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 14.4%, 29.1% and 50.8% of total loans, net of premiums, discounts, deferred fees and costs, at December 31, 2013, 2012 and 2011, respectively. As this trend continues, we expect our net interest margin and interest rate spread to decrease.

        Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was $64 million at December 31, 2013.

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

        The following tables present, for the years ended December 31, 2013, 2012 and 2011, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax equivalent basis (dollars in thousands):

	2013			2012			2011
	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)
Assets:
Interest earning assets:
Loans	$6,817,786	$625,948	9.18%	$4,887,209	$588,950	12.05%	$3,848,837	$513,539	13.34%
Investment securities available for sale	4,135,407	117,289	2.84%	4,611,379	135,833	2.95%	3,654,137	127,630	3.49%
Other interest earning assets	500,306	5,342	1.07%	522,184	4,931	0.94%	628,782	2,743	0.44%

Total interest earning assets	11,453,499	748,579	6.54%	10,020,772	729,714	7.28%	8,131,756	643,912	7.92%
Allowance for loan and lease losses	(62,461)			(56,463)			(57,462)
Non-interest earning assets	2,057,923			2,387,719			2,866,486

Total assets	$13,448,961			$12,352,028			$10,940,780

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$582,623	2,698	0.46%	$504,614	3,155	0.63%	$382,329	2,499	0.65%
Savings and money market deposits	4,280,531	20,620	0.48%	3,912,444	24,093	0.62%	3,366,466	29,026	0.86%
Time deposits	2,844,377	37,248	1.31%	2,632,451	38,930	1.48%	2,585,201	44,248	1.71%

Total interest bearing deposits	7,707,531	60,566	0.79%	7,049,509	66,178	0.94%	6,333,996	75,773	1.20%
FHLB advances and other borrowings	2,098,231	32,045	1.53%	2,240,345	57,091	2.55%	2,247,401	63,164	2.81%

Total interest bearing liabilities	9,805,762	92,611	0.94%	9,289,854	123,269	1.33%	8,581,397	138,937	1.62%

Non-interest bearing demand deposits	1,586,007			1,099,448			622,377
Other non-interest bearing liabilities	184,645			265,399			282,416

Total liabilities	11,576,414			10,654,701			9,486,190
Stockholders' equity	1,872,547			1,697,327			1,454,590

Total liabilities and stockholders' equity	$13,448,961			$12,352,028			$10,940,780

Net interest income		$655,968			$606,445			$504,975

Interest rate spread			5.60%			5.95%			6.30%

Net interest margin			5.73%			6.05%			6.21%

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

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$177,261	$(140,263)	$36,998	$125,061	$(49,650)	$75,411
Investment securities available for sale	(13,471)	(5,073)	(18,544)	27,935	(19,732)	8,203
Other interest earning assets	(268)	679	411	(956)	3,144	2,188

Total interest income	163,522	(144,657)	18,865	152,040	(66,238)	85,802

Interest Expense Attributable to:
Interest bearing demand deposits	401	(858)	(457)	732	(76)	656
Savings and money market deposits	2,004	(5,477)	(3,473)	3,147	(8,080)	(4,933)
Time deposits	2,793	(4,475)	(1,682)	628	(5,946)	(5,318)

Total interest bearing deposits	5,198	(10,810)	(5,612)	4,507	(14,102)	(9,595)
FHLB advances and other borrowings	(2,194)	(22,852)	(25,046)	(457)	(5,616)	(6,073)

Total interest expense	3,004	(33,662)	(30,658)	4,050	(19,718)	(15,668)

Increase (decrease) in net interest income	$160,518	$(110,995)	$49,523	$147,990	$(46,520)	$101,470

  Year ended December 31, 2013 compared to year ended December 31, 2012

        Net interest income, calculated on a tax-equivalent basis, was $656.0 million for the year ended December 31, 2013 compared to $606.4 million for the year ended December 31, 2012, an increase of $49.6 million. The increase in net interest income was comprised of an increase in interest income of $18.9 million and a decrease in interest expense of $30.7 million.

        The increase in tax-equivalent interest income resulted primarily from a $37.0 million increase in interest income from loans offset by an $18.5 million decrease in interest income from investment securities available for sale.

        Increased interest income from loans was attributable to a $1.9 billion increase in the average balance outstanding partially offset by a 2.87% decrease in the tax equivalent yield to 9.18% for the year ended December 31, 2013 from 12.05% for the year ended December 31, 2012. Offsetting factors contributing to the overall decline in the yield on loans included:

  •
  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the year ended December 31, 2013 than for the comparable period in 2012. New loans represented 75.8% of the average balance of loans outstanding for the year ended December 31, 2013 as compared to 55.8% for the year ended December 31, 2012. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans in future periods.

  •
  The tax equivalent yield on new loans declined to 3.77% for the year ended December 31, 2013 from 4.34% for the year ended December 31, 2012, primarily reflecting the addition of loans to the portfolio at lower market rates.

  •
  The yield on covered loans increased to 26.13% for the year ended December 31, 2013 from 21.80% for the year ended December 31, 2012. The increase in the yield on covered loans resulted primarily from (i) improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield and (ii) an increase in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero, which accounted for a 1.68% increase in the yield on covered loans. Interest income on loans included $50.6 million and $29.9 million in proceeds from sales of loans in this pool for the years ended December 31, 2013 and 2012, respectively. We expect the impact on interest income of sale proceeds related to this pool to decline significantly in the future.

        The average balance of investment securities available for sale decreased by $476 million for the year ended December 31, 2013 from the year ended December 31, 2012 while the tax-equivalent yield declined to 2.84% for the year ended December 31, 2013 from 2.95% for the same period in 2012. The decline in yield resulted from lower prevailing market interest rates and changes in portfolio composition. The decline in average balance resulted from sales of investment securities, discussed further in the sections entitled "Non-Interest Income" and "Analysis of Financial Condition—Investment Securities Available for Sale."

        The primary components of the decrease in interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 were a $5.6 million decline in interest expense on deposits and a $25.0 million decline in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the decline in interest expense on deposits was a decline in market interest rates, leading to a decrease in the average rate paid on interest bearing deposits to 0.79% for the year ended December 31, 2013 from 0.94% for the year ended December 31, 2012. This decrease was partially offset by an increase of $658 million in average interest bearing deposits. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and fair value accretion, declined by 1.02% to 1.53% for the year ended December 31, 2013 from 2.55% for the year ended December 31, 2012. This decline reflected the impact of the extinguishment and maturity of higher rate advances.

        The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2013 was 5.73% as compared to 6.05% for the year ended December 31, 2012, a decrease of 32 basis points. The interest rate spread decreased to 5.60% for the year ended December 31, 2013 from 5.95% for the year ended December 31, 2012. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and borrowings, as discussed above. We expect the net interest margin and interest rate spread to decrease in future years as new loans are added to the portfolio at lower current rates and higher yielding legacy assets continue to decline. The net interest margin was also positively impacted by the increase in the ratio of non-interest bearing demand deposits to total deposits and an increase in the ratio of interest-earning assets to total assets.

  Year ended December 31, 2012 compared to year ended December 31, 2011

        Net interest income, calculated on a tax-equivalent basis, was $606.4 million for the year ended December 31, 2012 compared to $505.0 million for the year ended December 31, 2011, an increase of $101.4 million. The increase in net interest income was comprised of an increase in interest income of $85.8 million and a decrease in interest expense of $15.7 million.

        The increase in tax-equivalent interest income resulted primarily from a $75.4 million increase in interest income from loans and an $8.2 million increase in interest income from investment securities available for sale.

        Increased interest income from loans was attributable to a $1.0 billion increase in the average balance outstanding offset by a decrease in the average yield to 12.05% for 2012 from 13.34% for 2011. Offsetting factors contributed to the overall decline in the yield on loans:

  •
  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio in 2012 than in 2011. New loans represented 55.8% of the average balance of loans outstanding in 2012 as compared to 24.0% in 2011. The tax equivalent yield on new loans was 4.34% for the year ended December 31, 2012 as compared to 4.93% for the year ended December 31, 2011.

  •
  The yield on loans acquired in the FSB Acquisition increased to 21.80% for 2012 as compared to 16.00% for 2011. This increase resulted from (i) generally improved default frequency and severity rates leading to an increase in expected cash flows; (ii) covered loans being resolved at a faster rate than previously expected leading to acceleration of both actual and forecasted cash flows and higher accretion; and (iii) recognition of all proceeds from resolution of loans in the residential pool with a carrying value of zero as interest income, as discussed above. Specifically, proceeds of $29.9 million from the sale of loans in this pool were recognized as interest income in the fourth quarter of 2012.

        The average balance of investment securities available for sale increased by $1.0 billion for the year ended December 31, 2012 over the year ended December 31, 2011 while the yield declined to 2.95% for 2012 from 3.49% for 2011. The decline in yield was primarily a result of adding securities to the portfolio at lower prevailing rates.

        The primary components of the decrease in interest expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 were a $9.6 million decline in interest expense on deposits and a $6.1 million decline in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the decline in interest expense on deposits was a decline in the average rate paid on interest bearing deposits to 0.94% in 2012 as compared to 1.20% in 2011, partly offset by a $0.7 billion increase in the average balance outstanding. The decrease in average rate resulted primarily from a decline in market rates of interest across deposit products. In addition, accretion of fair value adjustments of time deposits declined by $6.5 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The average rate paid on FHLB advances, inclusive of the impact of cash flow hedges and fair value accretion, declined by 0.25%, to 2.56% in 2012 from 2.81% in 2011. This decline resulted primarily from maturing advances being rolled over at lower market rates, partially offset by a decline of $4.3 million in accretion of fair value adjustments.

        The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2012 was 6.05% as compared to 6.21% for the year ended December 31, 2011, a decrease of 16 basis points. The interest rate spread declined to 5.95% for the year ended December 31, 2012 from 6.30% for the year ended December 31, 2011. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and borrowings, as discussed above.

  Provision for Loan Losses

        The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality of and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, statistical trends and economic and other relevant factors. See "Analysis of the Allowance for Loan and Lease Losses" below for more information about how we determine the appropriate level of the allowance.

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

        Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in "Net gain (loss) on indemnification asset" as discussed below in the section entitled "Non-interest income." Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the years ended December 31, 2013, 2012 and 2011, we recorded recoveries of losses on covered loans of $(1.7) million, $(0.5) million and $(7.7) million and increases (reductions) in related non-interest income of $(1.6) million, $0.3 million and $(6.3) million, respectively. Also see the section below entitled "Termination of the Commercial Shared-Loss Agreement."

        For the years ended December 31, 2013, 2012 and 2011, we recorded provisions for loan losses of $33.7 million, $19.4 million and $21.5 million, respectively, related to new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income. The increase in the provision for new loans for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was driven primarily by growth in the new loan portfolio and losses of $15.3 million recognized on one commercial loan relationship, partially offset by reductions in general loss factors applied in determining the ALLL. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion. The provision for new loans declined for the year ended December 31, 2012 as compared to the year ended December 31, 2011 in spite of increased loan growth in 2012. The impact of loan growth on the provision for loan losses was partially offset by decreases in the peer group loss factors applied in determining the ALLL for the new commercial portfolio.

  Non-Interest Income

        The Company reported non-interest income of $31.1 million, $89.2 million and $163.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. A significant portion of our non-interest income relates to the covered assets, including the resolution of assets covered by our Loss Sharing Agreements with the FDIC, gains and losses on the covered assets and accretion or amortization of the FDIC indemnification asset. Typically, the primary components of non-interest income of financial institutions are service charges and fees and gains or losses related to the sale or valuation of investment securities, loans and other assets. Thus, it is difficult to compare the amount and composition of our non-interest income with that of other financial institutions of our size.

        The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
(Amortization) accretion of FDIC indemnification asset	$(36,943)	$15,306	$55,901
Income from resolution of covered assets, net	78,862	51,016	18,776
Net gain (loss) on indemnification asset	(50,638)	(6,030)	79,812
FDIC reimbursement of costs of resolution of covered assets	9,397	19,569	31,528
Loss on sale of covered loans, net	(16,195)	(29,270)	(70,366)
Other-than-temporary impairment ("OTTI") on covered investment securities available for sale	(963)	—	—
Mortgage insurance income	2,061	9,772	16,904

Non-interest income from covered assets	(14,419)	60,363	132,555
Service charges and fees	14,255	12,716	11,128
Gain on sale of non-covered loans, net	726	613	652
Gain on investment securities available for sale, net	9,592	17,039	1,136
Loss on extinguishment of debt	—	(14,175)	—
Loss on termination of interest rate swap	—	(8,701)	—
Other non-interest income	20,952	21,392	17,746

	$31,106	$89,247	$163,217

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

        As anticipated, the Company began amortizing the FDIC indemnification asset in 2013. In prior years, we recorded accretion of the FDIC indemnification asset. (Amortization) accretion of the FDIC indemnification asset totaled $(36.9) million, $15.3 million and $55.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. As the expected cash flows from ACI loans have increased as discussed above, expected cash flows from the FDIC indemnification asset have decreased.

        The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, beginning in the first quarter of 2013, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the years ended December 31, 2013, 2012 and 2011, the average rate at which discount was (amortized) accreted on the FDIC indemnification asset was (2.76)%, 0.89% and 2.48%, respectively.

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

        The balance of the FDIC indemnification asset is also reduced or increased as a result of decreases or increases in estimated cash flows to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item "Net gain (loss) on indemnification asset." This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

  •
  gains or losses from the resolution of covered assets;

  •
  provisions for (recoveries of) losses on covered loans;

  •
  gains or losses on the sale of covered loans;

  •
  gains or losses on covered investment securities;

  •
  gains or losses on the sale of OREO; and

  •
  impairment of OREO.

        Each of these types of transactions is discussed further below.

        A rollforward of the FDIC indemnification asset from December 31, 2010 to December 31, 2013 follows (in thousands):

Balance, December 31, 2010	$2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812

Balance, December 31, 2011	2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)

Balance, December 31, 2012	1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on indemnification asset	(50,638)

Balance, December 31, 2013	$1,205,117

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

        As history of the performance and resolution of ACI loans has grown and we have updated our projections of cash flows from the ACI loans, gains or losses recorded on resolution of covered loans have declined in absolute terms. As our projections of cash flows from the ACI loans have been updated, these cash flows have increasingly been reflected in interest income, through increased yields and higher accretion, rather than in income from resolution of covered assets. A reduction in the volume of covered asset resolutions has also contributed to this trend. For the years ended December 31, 2013, 2012 and 2011, ACI loans with a UPB of $465 million, $1.0 billion and $1.7 billion were resolved by payment in full, foreclosure or short sale.

        The following table provides further detail of the components of income from resolution of covered assets, net for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Payments in full	$69,673	$70,562	$90,773
Foreclosures	(2,657)	(19,326)	(46,726)
Short sales	(2,334)	(5,046)	(25,185)
Charge-offs	(927)	(2,918)	(6,917)
Recoveries	15,107	7,744	6,831

Income from resolution of covered assets, net	$78,862	$51,016	$18,776

        Income from resolution of covered assets, net was $78.9 million, $51.0 million and $18.8 million, respectively, for the years ended December 31, 2013, 2012 and 2011. The increase in income for the year ended December 31, 2013 compared to the year ended December 31, 2012 resulted mainly from increased recoveries on commercial loans and lower losses from residential foreclosure resolutions, whereas the increase in income for the year ended December 31, 2012 compared to 2011 was primarily due to lower losses on resolutions from foreclosures and short sales, partially offset by a decrease in income from payments in full. The substantial majority of income from resolution of covered assets has resulted from transactions covered under the Single Family Shared-Loss Agreement.

        The decrease in the income from payments in full for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of additional history with the performance of covered loans being reflected in our updated cash flow forecasts and a decline in the number of paid in full resolutions. In 2013, the number of paid in full resolutions increased, but the average income per resolution decreased. The increase in the number of paid in full resolutions was primarily associated with an increase in refinancing activity as a result of low interest rates and improved home prices. The decrease in average income per resolution was a result of the updated cash flow forecasts. We expect the impact of payments in full to decline in the future as the number of loans in the portfolio likely to be resolved in this manner decreases and the cash flow forecasts reflect the historical payoff activity.

        A decline in the level of foreclosure and short sale activity coupled with improving home prices led to a decrease in losses on resolutions from foreclosures and short sales in 2013 compared to 2012 and in 2012 compared to 2011.

        The impact of charge-offs has declined year over year due primarily to reductions in the number and dollar amount of charge-offs of home equity lines of credit.

        Recoveries increased in 2013 primarily due to two large commercial loan recoveries. We expect the amount of commercial recoveries to decrease in the future.

        Under the Purchase and Assumption Agreement, we are permitted to sell on an annual basis up to 2.5% of the covered loans, based upon the UPB at the time of the FSB Acquisition, or approximately $280 million, without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. The significantly mitigating amounts recoverable from the FDIC related to these losses are recorded as increases in the FDIC indemnification asset and corresponding increases in the non-interest income line item "Net gain (loss) on indemnification asset." Sales of covered loans for the years ended December 31, 2013, 2012 and 2011 are summarized as follows (in thousands):

	2013	2012	2011
Unpaid principal balance of loans sold(1)	$127,972	$165,999	$268,588

Cash proceeds, net of transaction costs(1)	$64,588	$69,986	$75,782
Carrying value of loans sold(1)	80,783	99,256	146,148

Net pre-tax impact on earnings, excluding gain on indemnification asset(1)	$(16,195)	$(29,270)	$(70,366)

Gain on indemnification asset(2)	$21,021	$30,725	$56,053

(1)
Excludes loans sold from a pool of ACI loans with a zero carrying value.

(2)
Includes gains of $8,326 and $7,302 related to loans sold from a pool of ACI loans with a zero carrying value for the years ended December 31, 2013 and 2012, respectively.

        Loans were sold on a non-recourse basis to third parties. The decline in loss on sale of covered loans for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and for the year ended December 31, 2012 as compared to the year ended December 31, 2011 resulted from (i) improved pricing on the sales and (ii) a lower UPB of loans sold from pools other than the zero carrying value pool. No loss on sale of loans was recorded in the consolidated financial statements on the sale of loans from this pool once its carrying value was reduced to zero; rather, proceeds from sale of loans in this pool were reflected in interest income upon receipt as discussed above. Since reimbursements from the FDIC under the Loss Sharing Agreements are calculated based on UPB of the loans rather than on their financial statement carrying amounts, the gain on indemnification asset recorded related to the sale of covered loans for 2013 and 2012 included a component related to the sale of loans from the zero carrying value pool. We anticipate that we will continue to exercise our right to sell covered loans on a quarterly basis in the future.

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

        As discussed further in the section entitled "Investment Securities Available for Sale", the net loss on indemnification asset for the year ended December 31, 2013 was also impacted by an OTTI loss recognized on one covered security.

        Net gain (loss) on indemnification asset of $(50.6) million, $(6.0) million and $79.8 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the years ended December 31, 2013, 2012 and 2011 was $20.4 million, $10.5 million and $(12.2) million, respectively, as detailed in the following tables (in thousands):

	2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$1,738	$(1,574)	$164
Income from resolution of covered assets, net	78,862	(64,793)	14,069
Loss on sale of covered loans	(16,195)	21,021	4,826
OTTI on covered investment securities available for sale	(963)	770	(193)
Gain on sale of OREO	9,568	(7,611)	1,957
Impairment of OREO	(1,939)	1,549	(390)

	$71,071	$(50,638)	$20,433

	2012
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$503	$344	$847
Income from resolution of covered assets, net	51,016	(41,962)	9,054
Loss on sale of covered loans	(29,270)	30,725	1,455
Gain on sale of OREO	4,164	(3,078)	1,086
Impairment of OREO	(9,926)	7,941	(1,985)

	$16,487	$(6,030)	$10,457

	2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$7,692	$(6,327)	$1,365
Income from resolution of covered assets, net	18,776	(6,871)	11,905
Loss on sale of covered loans	(70,366)	56,053	(14,313)
Loss on sale of OREO	(23,576)	17,272	(6,304)
Impairment of OREO	(24,569)	19,685	(4,884)

	$(92,043)	$79,812	$(12,231)

        Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as "FDIC reimbursement of costs of resolution of covered assets" in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the years ended December 31, 2013, 2012, and 2011 non-interest expense included approximately $8.3 million, $20.3 million and $32.0 million, respectively, of such expenses. During the years ended December 31, 2013, 2012, and 2011, claims of $9.4 million, $19.6 million, and $31.5 million, respectively, were submitted to the FDIC. As of December 31, 2013, $13.5 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods.

        Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offset amounts otherwise reimbursable by the FDIC. Year over year declines in mortgage insurance income reflect the reduced volume of covered loan foreclosure resolution activity over the period.

        We expect the net impact on non-interest income of transactions in the covered assets to decline in future periods as these assets comprise a smaller percentage of our total assets.

  Other components of non-interest income

        Gains from the sale of investment securities available for sale for the year ended December 31, 2013 included the following:

  •
  Net gains of $2.3 million related to the liquidation of our positions in collateralized loan obligations ("CLOs") and certain re-securitized real estate mortgage investment conduits ("Re-remics") in response to the release of the Volcker Rule (Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act). The amortized cost basis of the CLOs sold was approximately $431 million, comprising our entire CLO portfolio. The amortized cost basis of the Re-remics sold was approximately $119 million.

  •
  Net gains of $1.6 million from the sale of securities formerly held by Herald in conjunction with the merger of Herald into BankUnited.

  •
  The remaining gains related to the sale of securities, primarily longer duration fixed rate securities, to fund loan originations.

        During the year ended December 31, 2012 we sold agency mortgage-backed securities with an aggregate fair value of $527 million and a combined effective yield of 1.22%, utilizing the proceeds to extinguish $520 million of FHLB advances and terminate a cash flow hedge with a combined cost of borrowing of 3.46%. We realized a gain on sale of these securities of $10.0 million, a loss on extinguishment of the FHLB advances of $14.2 million and a loss on termination of the cash flow hedge of $8.7 million. In addition, we recognized approximately $6.4 million of aggregate realized gains in 2012 from the liquidation of our position in non-investment grade and certain other preferred stock positions in order to reduce our concentration in bank preferred stock investments.

        The most significant components of other non-interest income include (i) rental income on equipment under operating lease; (ii) residential mortgage modification incentives; (iii) for the year ended December 31, 2012, a gain recorded on the acquisition of Herald; and (iv) for the years ended December 31, 2012 and 2011, investment services income. The most significant fluctuations in non-interest income were:

  •
  Other non-interest income for the year ended December 31, 2013 included $8.4 million in rental income on equipment under operating lease compared to $0.8 million for the year ended December 31, 2012, reflecting the growth of the portfolio of equipment under lease. There was no rental income on equipment under operating lease for the year ended December 31, 2011.

  •
  Modification incentives totaled $5.6 million, $6.0 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

  •
  Investment services income totaled $0.9 million, $4.4 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. This line of business was discontinued in 2013.

  •
  Other non-interest income for the year ended December 31, 2012 included a gain of $5.3 million on the acquisition of Herald.

  Non-Interest Expense

        The following table presents the components of non-interest expense for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Employee compensation and benefits	$173,763	$173,261	$272,991
Occupancy and equipment	63,766	54,465	36,680
Impairment of other real estate owned	1,939	9,926	24,569
(Gain) loss on sale of other real estate owned	(9,568)	(4,164)	23,576
Foreclosure and other real estate owned expense	10,442	20,268	31,977
Deposit insurance expense	7,648	7,248	8,480
Professional fees	21,934	15,468	17,330
Telecommunications and data processing	13,034	12,462	12,041
Other non-interest expense	44,392	34,139	28,161

	$327,350	$323,073	$455,805

        Non-interest expense as a percentage of average assets, excluding a $110.4 million equity based compensation charge recorded in conjunction with the IPO in 2011, was 2.4%, 2.6.% and 3.2% for the years ended December 31, 2013, 2012 and 2011, respectively. The more significant components of non-interest expense are discussed below.

  Employee compensation and benefits

        As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflected a decrease of $10.0 million in equity-based compensation resulting primarily from the vesting in 2012 of instruments issued in conjunction with the IPO. Increased compensation costs related to the Company's growth and expansion into New York offset this decrease in equity-based compensation. Excluding the impact of the $110.4 million equity based compensation charge recorded in conjunction with the IPO as discussed further below, employee compensation and benefits increased by $10.7 million or 6.6% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase in employee compensation and benefits costs reflected growth and expansion of our operations and continued enhancement of our management team and supporting personnel. We expect compensation and benefits costs to increase in 2014 as employment levels increase to support the growth of the Company.

        Prior to the consummation of the IPO, our employee compensation and benefits expense included expense related to equity awards in the form of Profits Interest Units ("PIUs") issued to certain members of executive management. The PIUs were divided into two equal types of profits interests. Half of the PIUs, referred to as time-based PIUs, vested with the passage of time following the grant date. Compensation expense related to time-based PIUs was recorded on a straight line basis over the vesting period based on their fair value. Fair value of the time-based PIUs was estimated using a Black-Scholes option pricing model incorporating estimates of the per share value of our common stock and assumptions as to expected volatility, dividends, expected term, and risk-free rates. The remaining half of the PIUs, referred to as IRR-based PIUs, vested immediately prior to the consummation of the IPO and compensation expense related to the IRR-based PIUs was recorded at that time. In conjunction with the IPO, the PIUs were exchanged for a combination of vested and unvested common shares and vested and unvested stock options.

        The unvested instruments corresponded to the unvested time-based PIUs and continued to vest according to the original vesting schedule of such time-based PIUs. The remainder of these instruments vested in 2012. At the time of the IPO, we recorded additional compensation expense of approximately $110.4 million related to the vesting of the IRR-based PIUs and the adjustment of the fair value of the vested portion of time-based PIUs. This charge to compensation expense was offset by a credit to paid-in capital and therefore did not impact the Company's capital position. Fair value of the PIUs at the date of the IPO was measured based on the fair value of the common shares and options for which they were exchanged. The common shares were valued at the IPO price of $27. Fair value of the options was estimated using a Black-Scholes option pricing model. Employee compensation and benefits expense included $13.2 million and $141.0 million, inclusive of the $110.4 million charge recorded in conjunction with the IPO, for the years ended December 31, 2012 and 2011, respectively, related to PIUs and instruments issued in exchange for PIUs.

  Occupancy and equipment

        Occupancy and equipment expense increased by $9.3 million or 17.1% for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and by $17.8 million, or 48.5% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. These increases related primarily to the expansion and refurbishment of our Florida branch network and enhancements to our technology platforms and, for 2013, additional costs related to the launch of our New York franchise.

  OREO and foreclosure related components of non-interest expense

        During the years ended December 31, 2013, 2012 and 2011, substantially all of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, any gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. Generally, OREO and foreclosure related expenses incurred on covered assets, which comprised the majority of OREO and foreclosure related expenses for the year ended December 31, 2013 and all of OREO and foreclosure related expense for 2012 and 2011, are also eligible for reimbursement under the terms of the Loss Sharing Agreements.

        Impairment of OREO totaled $1.9 million, $9.9 million and $24.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net (gain) loss on the sale of OREO totaled $(9.6) million for the year ended December 31, 2013, $(4.2) million for the year ended December 31, 2012 and $23.6 million for the year ended December 31, 2011. These declines in impairment and improvements in results reflect continuing trends of lower levels of OREO and foreclosure activity and an improving real estate market.

        The following tables summarize OREO sale activity for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013			2012			2011
	Units sold	Percent of Total Units	Total Gain (Loss)	Units sold	Percent of Total Units	Total Gain (Loss)	Units sold	Percent of Total Units	Total Gain (Loss)
Residential OREO sales	557	94.6%	$5,687	1,326	96.9%	$2,798	2,785	98.6%	$(24,068)
Commercial OREO sales	32	5.4%	3,881	42	3.1%	1,366	40	1.4%	492

	589	100.0%	$9,568	1,368	100.0%	$4,164	2,825	100.0%	$(23,576)

	2013			2012			2011
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	330	59.2%	$28	659	49.7%	$22	870	31.2%	$16
Units sold at a loss	227	40.8%	$(16)	667	50.3%	$(17)	1,915	68.8%	$(20)

	557	100.0%	$10	1,326	100.0%	$2	2,785	100.0%	$(9)

        Foreclosure and other real estate owned expenses decreased by $9.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and by $11.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. These declines were primarily attributable to decreases in the levels of foreclosure activity and OREO inventory. There were 317, 1,027 and 2,214 residential units in the foreclosure pipeline and 157, 402 and 778 residential units in OREO inventory at December 31, 2013, 2012 and 2011, respectively.

        Loans are deemed eligible for foreclosure referral based on state specific and CFPB guidelines, which is generally after 120 days delinquency. Prior to referral, extensive reviews are performed to ensure that all collection and loss mitigation efforts have been exhausted. We have performed an internal assessment of our foreclosure practices and procedures and of our vendor management processes related to outside vendors that assist us in the foreclosure process. This assessment did not reveal any deficiencies in processes and procedures that we believe to be of significance.

  Other components of non-interest expense

        Professional fees increased by $6.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to increased consulting and advisory fees related to regulatory compliance. The decline in professional fees for the year ended December 31, 2012 as compared to the year ended December 31, 2011 resulted primarily from a decrease in legal and professional fees related to the acquisition of Herald.

        The most significant components of other non-interest expense are advertising and promotion, depreciation of equipment under operating lease, insurance, travel and general office expense. Period over period increases in other non-interest expense related primarily to general organic growth of our business. In addition, depreciation on equipment under operating lease of $4.3 million was recognized for the year ended December 31, 2013 compared to $0.4 million for the year ended December 31, 2012.

  Income Taxes

        The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 was $109.1 million, $133.6 million and $129.6 million, respectively. The Company's effective tax rate was 34.3%, 38.7% and 67.2% for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's effective tax rate differed from the statutory federal tax rate of 35.0% for the years ended December 31, 2013 and 2012 primarily due to the effect of state income taxes and the impact of income not subject to federal tax. For the year ended December 31, 2011, the effective tax rate differed from the statutory federal rate primarily due to non-deductible equity based compensation, the provision for uncertain state income tax positions and to a lesser extent, the impact of state income taxes and income not subject to federal tax. The decrease in the effective tax rate for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflected the impact of changes in certain state tax positions and apportionment rates and the release of reserves for uncertain state tax positions as a result of the lapse in the statute of limitations related thereto in 2013. The decrease in the effective tax rate for the year ended December 31, 2012 compared to 2011 reflected the decrease in non-deductible equity based compensation, which totaled $10.4 million and $134.4 million for the years ended December 31, 2012 and 2011, respectively. Non-deductible equity based compensation related primarily to PIUs and the equity instruments for which PIUs were exchanged at the time of the IPO.

        At December 31, 2013 and 2012, the Company had net deferred tax assets of $71 million and $62 million, respectively. Based on an evaluation of both positive and negative evidence related to ultimate realization of deferred tax assets, we have concluded it is more likely than not that the deferred tax assets will be realized. Persuasive positive evidence leading to this conclusion as of December 31, 2013 included the availability of sufficient tax loss carrybacks and future taxable income resulting from reversal of existing taxable temporary differences to assure realization of the deferred tax assets. Realization of deferred tax assets as of December 31, 2013 is not dependent, to any significant extent, on the generation of additional future taxable income.

        For more information, see Note 12 to the consolidated financial statements.

  Termination of the Commercial Shared-Loss Agreement

        FDIC loss sharing under the terms of the Commercial Shared-Loss Agreement is scheduled to terminate on May 21, 2014. At December 31, 2013, commercial and consumer loans with a carrying value of $202 million, investment securities available for sale with an amortized cost of $138 million and a carrying value of $206 million and commercial OREO with a carrying value of $7 million were covered under the Commercial Shared-Loss Agreement. Under the terms of the Purchase and Assumption Agreement, during the nine months prior to the termination date, the Bank may request consent from the FDIC to sell commercial and consumer loans. If the FDIC consents, any losses incurred on such sales will be eligible for loss share coverage. If the FDIC does not consent, then the Commercial Shared-Loss Agreement will be extended for two years after the scheduled termination date, or through May 21, 2016, with respect to the loans requested to be included in such sales. The Bank will have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the extended termination date, and any losses incurred will be covered under the Commercial Shared-Loss Agreement. These provisions of the Purchase and Assumption Agreement and Commercial Shared-Loss Agreement with respect to asset sales and extension of the termination date do not apply to covered investment securities, which may only be sold with the consent of the FDIC. FDIC loss sharing with respect to covered investment securities will terminate on May 21, 2014. We will bear all credit risk with respect to covered assets after the termination of FDIC loss sharing.

        Subsequent to December 31, 2013, we requested and received approval from the FDIC to sell certain covered commercial and consumer loans. Loans that had a carrying value of approximately $87 million at December 31, 2013 will be transferred to loans held for sale at the lower of carrying value or estimated fair value during the quarter ending March 31, 2014, and any resulting adjustment to the amount of indemnification expected to be received from the FDIC with respect to such loans will be recorded. The carrying value of such loans at the date of sale may differ from their carrying value at December 31, 2013 due to normal, ongoing payment and resolution activity. FDIC loss sharing with respect to the remaining covered commercial and consumer loans will terminate on May 21, 2014. The substantial majority of covered commercial and consumer loans are ACI loans. Our estimates of expected cash flows with respect to these loans, and therefore the rate of accretion on the loans, have incorporated certain assumptions with respect to the amount and timing of cash flows from loan sales. To the extent actual results differ from those assumptions, our results of operations in future periods will be impacted.

Analysis of Financial Condition

        Average interest-earning assets increased $1.4 billion to $11.5 billion for the year ended December 31, 2013 from $10.0 billion for the year ended December 31, 2012. This increase was driven by a $1.9 billion increase in the average balance of outstanding loans, partially offset by a $476 million decrease in the average balance of investment securities available for sale. The increase in average loans reflected growth of $2.4 billion in average new loans outstanding, partially offset by a $508 million decrease in the average balance of loans acquired in the FSB Acquisition. The decrease in average investment securities available for sale resulted primarily from the sale and repayment of investment securities. Average non-interest earning assets declined by $330 million. The most significant component of this decline was the decrease in the FDIC indemnification asset. Growth of the new loan portfolio, resolution of covered loans, declines in the balance of investment securities and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.

        Average interest bearing liabilities increased by $516 million to $9.8 billion for the year ended December 31, 2013 from $9.3 billion for the year ended December 31, 2012, due primarily to an increase of $658 million in average interest bearing deposits, partially offset by a $142 million decrease in average FHLB advances. Average non-interest bearing deposits increased by $487 million.

        Average stockholders' equity increased by $175 million, due largely to the retention of earnings.

  Investment Securities Available for Sale

        The following table shows the amortized cost and fair value of investment securities at December 31, 2013, 2012 and 2011. All of our investment securities are classified as available for sale (in thousands):

	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and Government agency securities	$—	$—	$34,998	$35,154	$—	$—
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,548,671	1,574,303	1,520,047	1,584,523	1,952,095	1,985,713
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	27,132	26,777	58,518	60,416	—	—
Re-Remics	267,525	271,785	575,069	585,042	544,924	546,310
Private label residential mortgage-backed securities and CMOs	255,184	310,118	386,768	448,085	342,999	387,687
Private label commercial mortgage-backed securities	814,114	808,772	413,110	433,092	255,868	262,562
Collateralized loan obligations	—	—	252,280	253,188	—	—
Non-mortgage asset-backed securities	172,329	178,994	233,791	241,346	414,274	410,885
Mutual funds and preferred stocks	140,806	149,677	141,509	149,653	252,087	253,817
State and municipal obligations	—	—	25,127	25,353	24,994	25,270
Small Business Administration securities	295,892	308,937	333,423	339,610	301,109	303,677
Other debt securities	3,542	7,761	12,887	16,950	3,868	6,056

	$3,525,195	$3,637,124	$3,987,527	$4,172,412	$4,092,218	$4,181,977

        Investment securities available for sale totaled $3.6 billion at December 31, 2013 compared to $4.2 billion at December 31, 2012 and 2011. The decline of the investment portfolio during 2013 reflected the deployment of proceeds from the sale and repayment of securities to fund loan originations and liquidation of certain positions in response to the release of the Volcker Rule. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics and non-mortgage asset-backed securities collateralized by small balance commercial loans, auto loans and student loans as well as bank preferred stocks and U.S. Small Business Administration securities that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of December 31, 2013 was 4.4 years and the effective duration was 2.1 years.

        Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, we identified certain securities in our portfolio that we believe may be deemed impermissible investments under the regulations. Those securities included CLOs, Re-Remics and certain Trust Preferred Collateralized Debt Obligations. In anticipation of and in response to issuance of these regulations, we liquidated our entire portfolio of CLOs and certain of our Re-remic positions as discussed above in the section entitled "Results of Operations—Non-Interest Income—Other components of non-interest income." At December 31, 2013, we held Re-remics with a carrying value of $272 million and Trust Preferred Collateralized Debt Obligations with a carrying value of $5 million. At December 31, 2013, all but one of these securities were in unrealized gain positions; the one security in an unrealized loss position had a de-minimis unrealized loss of $1 thousand. The Re-remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the newly issued regulations and any further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2015. For further discussion of the Volcker Rule, see the section entitled "Item 1. Business—Regulation and Supervision—The Volcker Rule."

        A summary of activity in the investment portfolio for the year ended December 31, 2013 follows (in thousands):

Balance, beginning of period	$4,172,412
Purchases	1,095,477
Proceeds from repayments	(681,361)
Sales, maturities and calls	(871,035)
Amortization of discounts and premiums, net	(4,447)
OTTI	(963)
Change in unrealized gains	(72,959)

Balance, end of period	$3,637,124

        The following tables show, as of December 31, 2013, 2012 and 2011, the breakdown of covered and non-covered securities in the Company's investment portfolio (in thousands):

	2013
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777
Re-Remics	—	—	—	—	267,525	4,261	(1)	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—

	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355

	2012
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury and Government agency securities	$—	$—	$—	$—	$34,998	$157	$(1)	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	—	—	—	1,520,047	64,476	—	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	58,518	1,898	—	60,416
Re-Remics	—	—	—	—	575,069	10,063	(90)	585,042
Private label residential mortgage-backed securities and CMOs	143,739	58,266	(185)	201,820	243,029	3,437	(201)	246,265
Private label commercial mortgage-backed securities	—	—	—	—	413,110	19,982	—	433,092
Collateralized loan obligations	—	—	—	—	252,280	908	—	253,188
Non-mortgage asset-backed securities	—	—	—	—	233,791	7,672	(117)	241,346
Mutual funds and preferred stocks	16,382	1,439	(361)	17,460	125,127	7,066	—	132,193
State and municipal obligations	—	—	—	—	25,127	249	(23)	25,353
Small Business Administration securities	—	—	—	—	333,423	6,187	—	339,610
Other debt securities	3,723	3,502	—	7,225	9,164	561	—	9,725

	$163,844	$63,207	$(546)	$226,505	$3,823,683	$122,656	$(432)	$3,945,907

	2011
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,952,095	$34,823	$(1,205)	$1,985,713
Re-Remics	—	—	—	—	544,924	4,972	(3,586)	546,310
Private label residential mortgage-backed securities and CMOs	165,385	44,746	(310)	209,821	177,614	1,235	(983)	177,866
Private label commercial mortgage-backed securities	—	—	—	—	255,868	6,694	—	262,562
Non-mortgage asset-backed securities	—	—	—	—	414,274	2,246	(5,635)	410,885
Mutual funds and preferred stocks	16,382	491	(556)	16,317	235,705	3,071	(1,276)	237,500
State and municipal obligations	—	—	—	—	24,994	278	(2)	25,270
Small Business Administration securities	—	—	—	—	301,109	2,664	(96)	303,677
Other debt securities	3,868	2,188	—	6,056	—	—	—	—

	$185,635	$47,425	$(866)	$232,194	$3,906,583	$55,983	$(12,783)	$3,949,783

        As discussed above in the section entitled "Results of Operations—Termination of the Commercial Shared-Loss Agreement", FDIC loss share coverage on covered investment securities will end on May 21, 2014.

        Covered securities include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities covered under the Commercial Shared-Loss Agreement. BankUnited will be reimbursed 80%, or 95% if cumulative losses exceed the $4.0 billion stated threshold, of realized losses, other-than-temporary impairments, and reimbursable expenses associated with the covered securities through the scheduled termination of the Commercial Shared-Loss Agreement. BankUnited must pay the FDIC 80%, or 95% if cumulative losses are greater than the stated threshold, of realized gains and other-than-temporary impairment recoveries for a period of three years following the termination of the Commercial Shared-Loss Agreement. Unrealized losses recognized in accumulated other comprehensive income do not qualify for loss sharing. BankUnited cannot sell securities covered under the Loss Sharing Agreements without prior approval of the FDIC.

        The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of December 31, 2013. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$188,775	2.16%	$871,675	2.22%	$383,657	1.85%	$130,196	1.77%	$1,574,303	2.08%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	552	2.10%	2,414	2.10%	16,758	2.05%	7,053	2.29%	26,777	2.12%
Re-Remics	97,809	3.52%	161,166	3.35%	12,694	4.04%	116	2.62%	271,785	3.44%
Private label residential mortgage-backed securities and CMOs	82,558	6.10%	143,228	7.41%	54,883	8.92%	29,449	9.11%	310,118	7.49%
Private label commercial mortgage-backed securities	3,564	1.84%	455,599	2.24%	349,609	2.54%	—	—	808,772	2.37%
Non-mortgage asset-backed securities	38,534	3.67%	121,858	3.50%	18,578	3.51%	24	5.44%	178,994	3.54%
Small Business Administration securities	62,444	1.93%	150,190	1.92%	68,108	1.89%	28,195	1.85%	308,937	1.91%
Other debt securities	—	—	—	—	—	—	7,761	7.28%	7,761	7.28%

	$474,236	3.14%	$1,906,130	2.71%	$904,287	2.56%	$202,794	2.84%	3,487,447	2.73%

Mutual funds and preferred stocks with no scheduled maturity									149,677	6.02%

Total investment securities available for sale									$3,637,124	2.87%

        As of December 31, 2013, 92.6% of the non-covered securities were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA. All remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $112 million at December 31, 2013 with aggregate fair value equal to 103% of amortized cost. Net unrealized gains included $138 million of gross unrealized gains and $26 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $10 million representing 0.3% of the fair value of the portfolio, with total unrealized losses of $0.2 million at December 31, 2013. Gross unrealized losses on covered securities for which loss share coverage is scheduled to terminate in May, 2014 totaled $0.1 million at December 31, 2013.

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

  •
  changes in credit ratings.

        During the year ended December 31, 2013, OTTI of $963 thousand was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months. Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, we determined the impairment to be other than temporary. This security is covered under the Loss Sharing Agreements; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset and in non-interest income, reflected in the consolidated statement of income line item "Net gain (loss) on indemnification asset". No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2012 and 2011.

        We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at December 31, 2013 were primarily attributable to an increase in medium and long-term market interest rates.

        The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities, Re-Remics, private label commercial mortgage-backed securities and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the generally limited duration and severity of impairment, we concluded that none of the debt securities in unrealized loss positions were other-than-temporarily impaired. Given the generally limited duration and severity of impairment, the results of our analysis of the financial condition of the issuers of financial institution preferred stocks in unrealized loss positions and consideration of the factors leading to unrealized losses and the nature of the underlying holdings of a mutual fund investment in an unrealized loss position, we considered the impairment of these equity securities to be temporary.

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

        The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks and U.S. Treasury securities are classified within level 1 of the hierarchy. At December 31, 2013 and 2012, 5.6% and 5.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at December 31, 2013 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. Approximately 88.2% of the private label residential mortgage-backed securities and all of the trust preferred securities classified within level 3, were covered securities. There were no transfers of investment securities between levels of the fair value hierarchy during the year ended December 31, 2013.

        For additional discussion of the fair values of investment securities, see Note 17 to the consolidated financial statements.

  Loans

        The loan portfolio comprises the Company's primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at December 31 of the years indicated (dollars in thousands):

	2013
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$1,057,012	$70,378	$—	$1,800,332	$2,927,722	32.4%
Home equity loans and lines of credit	39,602	127,807	—	1,535	168,944	1.9%

	1,096,614	198,185	—	1,801,867	3,096,666	34.3%

Commercial:
Multi-family	33,354	—	8,093	1,097,872	1,139,319	12.6%
Commercial real estate
Owner occupied	49,861	689	5,318	712,844	768,712	8.5%
Non-owner occupied	93,089	52	1,449	946,543	1,041,133	11.5%
Construction and land	10,600	729	—	138,091	149,420	1.7%
Commercial and industrial	6,050	6,234	—	2,266,407	2,278,691	25.3%
Lease financing	—	—	—	337,382	337,382	3.7%

	192,954	7,704	14,860	5,499,139	5,714,657	63.3%

Consumer	1,679	—	—	213,107	214,786	2.4%

Total loans	1,291,247	205,889	14,860	7,514,113	9,026,109	100.0%

Premiums, discounts and deferred fees and costs, net	—	(13,248)	—	40,748	27,500

Loans net of premiums, discounts, deferred fees and costs	1,291,247	192,641	14,860	7,554,861	9,053,609
Allowance for loan and lease losses	(2,893)	(9,502)	—	(57,330)	(69,725)

Loans, net	$1,288,354	$183,139	$14,860	$7,497,531	$8,983,884

	2012
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%

	1,352,608	251,129	—	922,667	2,526,404	45.3%

Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate
Owner occupied	58,675	850	4,087	451,130	514,742	9.3%
Non-owner occupied	115,057	60	—	343,576	458,693	8.2%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%

	262,552	14,082	4,087	2,735,221	3,015,942	54.1%

Consumer	2,239	—	—	33,526	35,765	0.6%

Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%

Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)

Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)

Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

	2011
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$1,681,866	$117,992	$—	$461,431	$2,261,289	54.1%
Home equity loans and lines of credit	71,565	182,745	—	2,037	256,347	6.1%

	1,753,431	300,737	—	463,468	2,517,636	60.2%

Commercial:
Multi-family	61,710	791	—	108,178	170,679	4.1%
Commercial real estate	219,136	32,678	4,220	311,434	567,468	13.6%
Construction and land	37,120	163	—	30,721	68,004	1.7%
Commercial and industrial	24,007	20,382	—	699,798	744,187	17.8%
Lease financing	—	—	—	100,180	100,180	2.4%

	341,973	54,014	4,220	1,250,311	1,650,518	39.6%

Consumer	2,937	—	—	3,372	6,309	0.2%

Total loans	2,098,341	354,751	4,220	1,717,151	4,174,463	100.0%

Premiums, discounts and deferred fees and costs, net	—	(30,281)	—	(7,124)	(37,405)

Loans net of premiums, discounts, deferred fees and costs	2,098,341	324,470	4,220	1,710,027	4,137,058
Allowance for loan and lease losses	(16,332)	(7,742)	—	(24,328)	(48,402)

Loans, net	$2,082,009	$316,728	$4,220	$1,685,699	$4,088,656

	2010
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$2,421,016	$151,945	$—	$113,439	$2,686,400	67.5%
Home equity loans and lines of credit	98,599	206,797	—	2,255	307,651	7.7%

	2,519,615	358,742	—	115,694	2,994,051	75.2%

Commercial:
Multi-family	73,015	5,548	—	34,271	112,834	2.8%
Commercial real estate	299,068	33,938	—	118,857	451,863	11.4%
Construction and land	56,518	170	—	10,455	67,143	1.7%
Commercial loans and leases	49,731	30,139	—	266,586	346,456	8.7%

	478,332	69,795	—	430,169	978,296	24.6%

Consumer	4,403	—	—	3,056	7,459	0.2%

Total loans	3,002,350	428,537	—	548,919	3,979,806	100.0%

Premiums, discounts and deferred fees and costs, net	—	(34,840)	—	(10,749)	(45,589)

Loans net of premiums, discounts, deferred fees and costs	3,002,350	393,697	—	538,170	3,934,217
Allowance for loan and lease losses	(39,925)	(12,284)	—	(6,151)	(58,360)

Loans, net	$2,962,425	$381,413	$—	$532,019	$3,875,857

	2009
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$3,306,306	$184,669	$—	$43,110	$3,534,085	76.0%
Home equity loans and lines of credit	113,578	215,591	—	1,615	330,784	7.1%

	3,419,884	400,260	—	44,725	3,864,869	83.1%

Commercial:
Multi-family	71,321	4,971	—	700	76,992	1.7%
Commercial real estate	363,965	39,733		24,460	428,158	9.2%
Construction and land	88,715	550	—	—	89,265	1.9%
Commercial and industrial	81,765	48,635	—	51,565	181,965	3.9%

	605,766	93,889	—	76,725	776,380	16.7%

Consumer	7,065	—	—	3,151	10,216	0.2%

Total loans	4,032,715	494,149	—	124,601	4,651,465	100.0%

Premiums, discounts and deferred fees and costs, net	—	(39,986)	—	40	(39,946)

Loans net of premiums, discounts, deferred fees and costs	4,032,715	454,163	—	124,641	4,611,519
Allowance for loan and lease losses	(20,021)	(1,266)	—	(1,334)	(22,621)

Loans, net	$4,012,694	$452,897	$—	$123,307	$4,588,898

        Total loans, net of premiums, discounts, deferred fees and costs, increased by $3.5 billion to $9.1 billion at December 31, 2013, from $5.6 billion at December 31, 2012. New loans grew by $3.9 billion while loans acquired in the FSB Acquisition declined by $370 million from December 31, 2012 to December 31, 2013. New residential loans grew by $892 million and new commercial loans grew by $2.8 billion during the year ended December 31, 2013. Residential loan growth was attributable primarily to purchases of residential mortgages through established correspondent channels.

        Growth in new loans, net of premiums, discounts, deferred fees and costs, for the year ended December 31, 2013 included $1.1 billion for the Florida franchise, $1.3 billion for the New York franchise and $1.5 billion for what we refer to as national platforms, consisting of our residential mortgage purchase program, the Bank's three commercial lending subsidiaries and our indirect auto platform. Growth for the national platforms included $815 million, $499 million and $186 million attributable to purchased residential mortgages, the lending subsidiaries and indirect auto lending, respectively. At December 31, 2013, $3.2 billion or 42%, $1.6 billion or 21% and $2.8 billion or 37% of the new portfolio was attributable to the Florida and New York regions and national platforms, respectively. The percentage of the new portfolio attributable to the New York region is expected to continue to grow.

        At December 31, 2013, 2012, 2011, 2010 and 2009 respectively, 16%, 33%, 59%, 86% and 97% of loans, net of premiums, discounts, deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

  Residential Mortgages

        Residential mortgages totaled $3.1 billion, or 34.3% of total loans and $2.5 billion, or 45.3% of total loans at December 31, 2013 and 2012, respectively. The decline in this portfolio segment as a percentage of loans is a result of the resolution of covered loans, including transfers to OREO, partially offset by residential loan purchases and to a lesser extent, originations, and a strategic emphasis on commercial lending.

        The new residential loan portfolio includes both originated and purchased loans. At December 31, 2013 and 2012, $170 million or 9.5% and $93 million or 10.1%, respectively, of our new 1-4 single family residential loans were originated loans; $1.6 billion or 90.5% and $828 million or 89.9%, respectively, of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At December 31, 2013, the purchased residential loan portfolio included $257 million of interest-only loans, substantially all of which begin amortizing 10 years after origination. We intend to expand and enhance our residential origination channel in both the Florida and New York regions and expect originations to comprise a larger portion of the residential portfolio in the future. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

        Home equity loans and lines of credit are not significant to the new loan portfolio.

        We do not originate option adjustable rate mortgages ("ARMs"), "no-doc" or "reduced-doc" mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company's exposure to future losses on these mortgage loans is mitigated by the Loss Sharing Agreements. The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate loans and ARMs at December 31, 2013 and 2012 (dollars in thousands):

	2013
	Covered Loans	New Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$421,143	$841,987	$1,263,130	42.9%
ARM Loans	695,539	985,793	1,681,332	57.1%

	$1,116,682	$1,827,780	$2,944,462	100.0%

	2012
	Covered Loans	New Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$495,321	$446,161	$941,482	40.7%
ARM Loans	883,372	489,510	1,372,882	59.3%

	$1,378,693	$935,671	$2,314,364	100.0%

        Included in ARM loans above are payment option ARMs representing 32.7% and 41.5% of total ARM loans outstanding as of December 31, 2013 and 2012, respectively, based on UPB. All of the option ARMs are covered loans and the substantial majority are ACI loans. The ACI loans are accounted for in accordance with ASC 310-30; therefore, the optionality embedded in these loans does not impact the carrying value of the loans or the amount of interest income recognized on them. These features are taken into account in quarterly updates of expected cash flows from these loans.

        At December 31, 2013 and 2012, the majority of the 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	2013
	Covered Loans	New Loans	Total	Percent of Total
California	$80,919	$865,342	$946,261	32.1%
Florida	604,384	241,827	846,211	28.7%
New York	31,406	119,147	150,553	5.1%
Illinois	69,966	37,539	107,505	3.7%
Others	330,007	563,925	893,932	30.4%

	$1,116,682	$1,827,780	$2,944,462	100.0%

	2012
	Covered Loans	New Loans	Total	Percent of Total
Florida	$775,408	$124,945	$900,353	38.9%
California	95,987	438,760	534,747	23.1%
Illinois	87,195	26,951	114,146	4.9%
New York	37,890	47,914	85,804	3.7%
Others	382,213	297,101	679,314	29.4%

	$1,378,693	$935,671	$2,314,364	100.0%

        No state other than those detailed above represented borrowers with more than 3.7% of total 1-4 single family residential loans outstanding at December 31, 2013 and 2012.

  Commercial loans

        The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction, land, commercial and industrial loans and direct financing leases.

        Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouses and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company's underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. Loan-to-value ("LTV") ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with those of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented less than 2% of the total loan portfolio at December 31, 2013. Construction and land loans are generally made for projects expected to stabilize within twelve months of completion in submarkets with strong fundamentals. At December 31, 2013, the carrying value of construction loans with available interest reserves totaled $47 million; the amount of available interest reserves totaled $1 million. All of these loans were rated "pass" at December 31, 2013.

        Commercial loans are typically made to growing companies and middle market businesses and include equipment loans, secured and unsecured working capital lines of credit, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years or less, or revolving lines of credit which may have multi-year maturities. Commercial loans also include shared national credits totaling $457 million at December 31, 2013, for borrowers in our geographic footprint. Through three wholly-owned lending subsidiaries, the Bank provides small business equipment financing, municipal essential use equipment financing and transportation equipment financing to businesses and municipalities throughout North America. This financing may take the form of term loans or leases.

        Management's loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 73.2% and 74.1% of new loans as of December 31, 2013 and 2012, respectively. New commercial loans that represent re-financings of covered loans are not significant.

  Consumer Loans

        Consumer loans are comprised primarily of indirect auto loans, representing 94.4% of new consumer loans at December 31, 2013. At December 31, 2013, the substantial majority of indirect auto loans were to borrowers in Florida, New York and New Jersey. At December 31, 2013, 51% of the indirect auto portfolio was new car financing and 49% was used car financing. To mitigate compliance risk with respect to the indirect auto business, we have put in place dealer due diligence and monitoring processes and have initiated a detailed internal review process. The consumer portfolio segment also includes consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.

  Loan Maturities

        The following table sets forth, as of December 31, 2013, the maturity distribution of our loan portfolio by category, based on UPB. Commercial loans are presented by contractual maturity. Contractual maturities of 1-4 single family residential loans have been adjusted for an estimated rate of prepayments on all loans, and defaults on ACI loans, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential:
1 - 4 single family residential	$981,018	$2,156,326	$1,700,473	$4,837,817
Home equity loans and lines of credit	72,175	104,880	65,526	242,581

	1,053,193	2,261,206	1,765,999	5,080,398

Commercial:
Multi-family	50,325	512,660	587,914	1,150,899
Commercial real estate	211,020	777,106	856,448	1,844,574
Construction and land	82,934	59,385	7,367	149,686
Commercial and industrial	625,331	1,321,859	332,243	2,279,433
Lease financing	109,574	189,898	37,910	337,382

	1,079,184	2,860,908	1,821,882	5,761,974

Consumer	35,424	150,350	29,497	215,271

	$2,167,801	$5,272,464	$3,617,378	$11,057,643

        The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2013 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential:
1 - 4 single family residential	$1,603,851	$2,252,948	$3,856,799
Home equity loans and lines of credit	18,596	151,810	170,406

	1,622,447	2,404,758	4,027,205

Commercial:
Multi-family	893,760	206,814	1,100,574
Commercial real estate	1,045,517	588,037	1,633,554
Construction and land	5,284	61,468	66,752
Commercial and industrial	869,599	784,503	1,654,102
Lease financing	227,808	—	227,808

	3,041,968	1,640,822	4,682,790

Consumer	173,693	6,154	179,847

	$4,838,108	$4,051,734	$8,889,842

Asset Quality

        In discussing asset quality, a distinction must be made between covered loans and new loans. New loans were underwritten under significantly different and generally more conservative standards than the covered loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, "no-doc" and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of covered loans is higher than that of new loans, our exposure to loss related to the covered loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting. The Commercial Shared-Loss Agreement is scheduled to terminate on May 21, 2014. Certain loans currently eligible for FDIC loss sharing may no longer be eligible for loss sharing after that date. For further discussion, see the section entitled "Results of Operations—Termination of the Commercial Shared-Loss Agreement."

        We have established a robust credit risk management framework and put in place an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios. We have also implemented a dedicated internal loan review function that reports directly to our Audit and Risk Committee. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.

        Loan performance is monitored by our credit administration, workout and recovery and loan review departments. Commercial loans are regularly reviewed by our internal loan review department. Relationships with committed balances greater than $1 million are reviewed at least annually. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management's close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, or declining collateral values. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned risk ratings of doubtful.

        Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans. We also consider original LTV and FICO score to be significant indicators of credit quality for the new 1-4 single family residential portfolio and FICO score to be a significant indicator of credit quality for the new consumer indirect auto portfolio.

  New Loans

  Commercial

        The ongoing asset quality of significant commercial loans is monitored on an individual basis through our regular credit review and risk rating process. We believe internal risk rating is the best indicator of the credit quality of commercial loans. Homogenous groups of smaller balance commercial loans may be monitored collectively.

        At December 31, 2013, new commercial loans with aggregate balances of $8 million, $26 million and $10 million were rated special mention, substandard and doubtful, respectively. At December 31, 2012, new commercial loans aggregating $21 million, $49 million and $1 million were rated special mention, substandard and doubtful, respectively. See Note 5 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.

  Residential

        At December 31, 2013 and 2012, new 1-4 single family residential loans totaling $0.6 million and $0.2 million, respectively, were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $3 million and $8 million at December 31, 2013 and 2012, respectively.

        The majority of our new residential mortgage portfolio consists of loans purchased through established correspondent channels. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. For purchasing seasoned loans, good payment history is required. In general, we purchase performing jumbo mortgage pools which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.

        The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV as of December 31, 2013 and 2012 (in thousands):

	2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608

	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

	2012
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$33,141	$29,292	$35,761	$217,249	$315,443
60% - 70%	16,852	12,286	41,863	159,068	230,069
70% - 80%	28,251	27,068	54,367	256,605	366,291
More than 80%	16,822	1,505	1,200	4,341	23,868

	$95,066	$70,151	$133,191	$637,263	$935,671

        At December 31, 2013, the purchased loan portfolio had the following characteristics: 44.8% were fixed rate loans; substantially all were full documentation with an average FICO score of 769 and average LTV of 64.5%. The majority of this portfolio was owner-occupied, with 94.6% primary residence, 4.8% second homes and 0.6% investment properties. In terms of vintage, 2.6% of the portfolio was originated pre-2011, 15.3% in 2011, 26.6% in 2012 and 55.5% in 2013.

        Similarly, the originated loan portfolio had the following characteristics at December 31, 2013: 68.3% were fixed rate loans, 100% were full documentation with an average FICO score of 761 and average LTV of 62.3%. The majority of this portfolio was owner-occupied, with 89.5% primary residence, 9.7% second homes and 0.8% investment properties. In terms of vintage, 7.3% of the portfolio was originated pre-2011, 9.5% in 2011, 22.1% in 2012 and 61.1% in 2013.

  Consumer

        At December 31, 2013 and 2012, delinquent new consumer loans were insignificant.

        The majority of our new consumer portfolio consists of indirect auto loans. In general, we originate indirect auto loans to applicants who are well qualified; the average FICO score for indirect auto loans at December 31, 2013 was 731. The indirect auto portfolio at December 31, 2013 was comprised of 38% super-prime, 45% prime and 17% non-prime paper; the average borrower debt-to-income ratio was 30.1%.

  Covered Loans

        Covered loans consist of both ACI loans and non-ACI loans. At December 31, 2013, covered ACI loans totaled $1.3 billion and covered non-ACI loans totaled $193 million, net of premiums, discounts, deferred fees and costs.

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

        At December 31, 2013, the carrying value of 1-4 single family residential non-ACI loans was $60 million; $3 million or 5.7% of these loans were 30 days or more past due and none were 90 days or more past due. At December 31, 2013, ACI 1-4 single family residential loans totaled $1.1 billion; $99 million or 9.4% of these loans were delinquent by 30 days or more and $56 million or 5.3% were delinquent by 90 days or more. At December 31, 2013, the amount of 1-4 single family residential non-ACI loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy was insignificant.

        At December 31, 2013, non-ACI home equity loans and lines of credit had an aggregate carrying value of $126 million; $10 million or 7.6% of these loans were 30 days or more past due and $7 million or 5.2% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $40 million at December 31, 2013; $6 million or 14.2% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $4 million or 10.5% were delinquent by 90 days or more.

        Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at December 31, 2013 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	5.1%	7.8%
Scheduled to reset within 12 months	10.2%	16.2%
Scheduled to reset after 12 months	84.7%	76.0%

	100.0%	100.0%

Lien position:
First liens	7.4%	7.2%
Second or third liens	92.6%	92.8%

	100.0%	100.0%

        Expected loss severity given default is significantly higher for home equity loans that are not first liens. The amount of performing home equity loans and lines of credit in a second or third lien position with a non-performing underlying first lien was insignificant at December 31, 2013.

        Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Loss Sharing Agreements.

  Commercial

        Generally, commercial and commercial real estate loans are monitored individually due to their size and other unique characteristics.

        At December 31, 2013, non-ACI commercial loans had an aggregate UPB of $8 million and a carrying value of $7 million; $2 million of these loans were 90 days or more past due. At December 31, 2013, non-ACI commercial loans with aggregate carrying values of $2 million and $0.4 million were rated substandard and doubtful, respectively. At December 31, 2013, there were no non-ACI commercial loans rated special mention.

        At December 31, 2013, ACI commercial loans had a carrying value of $208 million, of which $193 million are covered under the Loss Sharing Agreements. At December 31, 2013, loans with aggregate carrying values of $4 million, $69 million and $0.1 million were internally risk rated special mention, substandard and doubtful, respectively. All of the non-covered ACI commercial loans were rated "pass" at December 31, 2013.

        Potential future losses to the Company related to the covered loans are significantly mitigated by the Loss Sharing Agreements. The Commercial Shared-Loss Agreement is scheduled to terminate on May 21, 2014. Certain loans currently eligible for FDIC loss sharing may no longer be eligible for loss sharing after that date. For further discussion, see the section entitled "Results of Operations—Termination of the Commercial-Shared Loss Agreement." Substantially all of the non-performing or adversely classified covered commercial loans were included in the population of loans submitted to the FDIC for consent to sell or expected to be resolved prior to May 21, 2014.

  Impaired Loans and Non-Performing Assets

        Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in troubled debt restructurings ("TDRs") and placed on non-accrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO. Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as non-accrual loans and we do not consider them to be non-performing assets. Historically and as of December 31, 2013, the majority of impaired loans and non-performing assets were covered assets. The Company's exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

        The following table summarizes the Company's impaired loans and non-performing assets at December 31 of the years indicated (in thousands):

	2013			2012			2011			2010			2009
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Total(5)
Non-accrual loans
Residential:
1 - 4 single family residential	$293	$194	$487	$2,678	$155	$2,833	$7,410	$—	$7,410	$9,585	$—	$9,585	$14,495
Home equity loans and lines of credit	6,559	—	6,559	9,767	—	9,767	10,451	27	10,478	10,817	—	10,817	2,726

Total residential loans	6,852	194	7,046	12,445	155	12,600	17,861	27	17,888	20,402	—	20,402	17,221

Commercial(6):
Multi-family	—	—	—	—	—	—	—	—	—	200	—	200	—
Commercial real estate	1,042	4,229	5,271	59	1,619	1,678	295	—	295	75	—	75	—
Construction and land	—	244	244	—	278	278	—	335	335	—	—	—	—
Commercial and industrial	2,767	16,612	19,379	4,530	11,907	16,437	6,695	2,469	9,164	1,886	3,211	5,097	150
Lease financing	—	1,370	1,370	—	1,719	1,719	—	—	—	—	—	—	—

Total commercial loans	3,809	22,455	26,264	4,589	15,523	20,112	6,990	2,804	9,794	2,161	3,211	5,372	150

Consumer:	—	75	75	—	—	—	—	—	—	—	—	—	—

Total non-accrual loans	10,661	22,724	33,385	17,034	15,678	32,712	24,851	2,831	27,682	22,563	3,211	25,774	17,371
Non-ACI and new loans past due 90 days and still accruing	—	512	512	140	38	178	375	—	375	—	—	—	—
TDRs	1,765	—	1,765	1,293	348	1,641	824	—	824	—	—	—	—

Total non-performing loans	12,426	23,236	35,662	18,467	16,064	34,531	26,050	2,831	28,881	22,563	3,211	25,774	17,371
Other real estate owned	39,672	898	40,570	76,022	—	76,022	123,737	—	123,737	206,680	—	206,680	120,110

Total non-performing assets	52,098	24,134	76,232	94,489	16,064	110,553	149,787	2,831	152,618	229,243	3,211	232,454	137,481
Impaired ACI loans on accrual status(1)	44,286	—	44,286	43,580	—	43,580	94,536	—	94,536	262,130	—	262,130	567,253
Other impaired loans on accrual status	—	—	—	—	2,721	2,721	—	—	—	—	—	—	—
Non-ACI and new TDRs in compliance with their modified terms	3,588	1,400	4,988	2,650	4,689	7,339	583	—	583	—	—	—	—

Total impaired loans and non-performing assets	$99,972	$25,534	$125,506	$140,719	$23,474	$164,193	$244,906	$2,831	$247,737	$491,373	$3,211	$494,584	$704,734

Non-performing loans to total loans(2)		0.31%	0.39%		0.43%	0.62%		0.17%	0.70%		0.60%	0.66%	0.38%
Non-performing assets to total assets(3)		0.16%	0.51%		0.13%	0.89%		0.03%	1.35%		0.03%	2.14%	1.24%
ALLL to total loans(2)		0.76%	0.77%		1.11%	1.06%		1.42%	1.17%		1.14%	1.48%	49.00%
ALLL to non-performing loans		246.73%	195.52%		256.65%	171.21%		859.34%	167.59%		191.56%	226.35%	130.22%
Net charge-offs to average loans(4)		0.34%	0.31%		0.09%	0.17%		0.36%	0.62%		0.04%	0.37%	0.00%

(1)
Includes TDRs on accrual status.

(2)
Total loans for purposes of calculating these ratios are net of premiums, discounts, deferred fees and costs.

(3)
Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(4)
Annualized.

(5)
All impaired loans and non-performing assets were covered assets at December 31, 2009.

(6)
Includes ACI loans for which discount is no longer being accreted.

        Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretable yield continues to be accreted into income. Accretable yield continues to be recorded as long as there continues to be an expectation of future cash flows in excess of carrying amount from these loans. As of December 31, 2013, ACI commercial loans with a carrying value of

$1 million had no remaining accretable yield and are included with non-accrual loans in the table above. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $78 million and $177 million at December 31, 2013 and 2012, respectively.

        The decline in the ratio of the ALLL to total loans, particularly for the new portfolio, at December 31, 2013 as compared to December 31, 2012 is primarily a result of a decrease in the peer group loss factors used in calculating the ALLL for the 1-4 single family residential and commercial portfolios. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for a further discussion of the methodology we use to determine the amount of the ALLL. The increase in the annualized net charge-off ratio in 2013 compared to 2012 was primarily due to one commercial loan relationship with charge-offs of $11.1 million during the year ended December 31, 2013.

        New and non-ACI commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. New and non-ACI residential and consumer loans are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are returned to accrual status when less than 90 days of interest is due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current. Except for ACI loans accounted for in pools, loans that are the subject of troubled debt restructurings are generally placed on non-accrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectable, the loans are returned to accrual status.

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

        As of December 31, 2013, 21 commercial loans with an aggregate carrying value of $12 million and 20 residential loans with an aggregate carrying value of $6 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company's consolidated financial statements for the years ended December 31, 2013 or 2012. For additional information about TDRs, see Note 5 to the consolidated financial statements.

        Additional interest income that would have been recognized on non-accrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

  Potential Problem Loans

        Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $14 million at December 31, 2013. The majority of these loans were current as to principal and interest at December 31, 2013. The balance of substandard accruing non-ACI loans was not significant at December 31, 2013.

  Loss Mitigation Strategies

        We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of December 31, 2013, 12,301 borrowers had been counseled regarding their participation in HAMP; 9,010 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of December 31, 2013, 1,519 borrowers who did not elect to participate in the program had been sent termination letters and 3,287 borrowers had been denied due to ineligibility. There were 4,117 permanent loan modifications and 87 trial loan modifications at December 31, 2013. Substantially all of these modified loans were ACI loans accounted for in pools.

Analysis of the Allowance for Loan and Lease Losses

        The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition, and (iii) additional impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, real estate values in our primary market areas and the level of interest rates, as well as a variety of other factors that affect the ability of borrowers' businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio.

  New and non-ACI Loans

        Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio is not seasoned and has not yet developed an observable loss trend. Therefore, the ALLL for new residential loans is based primarily on relevant proxy historical loss rates. Beginning in 2013, the ALLL for new 1-4 single family residential loans is estimated using one year loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Prior to 2013, the ALLL was calculated based on historical annualized charge-off rates for a group of peer banks in the Southeast. Given the growth of and geographic diversity in the new purchased residential portfolio, we determined, based on an updated analysis of portfolio characteristics, that prime residential mortgage securitizations provide a more comparable proxy for expected losses in this portfolio class. This determination is supported by the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank's portfolio.

        A peer group eight quarter average charge-off rate is used to estimate the ALLL for the new home equity loan class. See further discussion of the use of peer group loss factors below. The new home equity portfolio is not a significant component of the overall loan portfolio.

        Based on an updated analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Prior to the first quarter of 2013, frequency was calculated for each class using a four month roll to loss percentage. Given emerging market and portfolio trends, a 12 month loss emergence period is now being utilized to incorporate performance information from a period that incorporates a broader range of expectations relative to portfolio performance. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default.

        The impact on the provision for loan losses of the changes in the source of proxy data used to estimate the ALLL for new residential loans and the loss emergence period used to calculate the ALLL for the non-ACI residential portfolio discussed above was not material.

        Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on the Company's internal credit risk rating system and peer group average annual historical charge-off rates by loan class. The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $750,000 are individually evaluated for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. Loss factors for these loans are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data.

        The peer groups used to calculate the average historical charge-off rates that form the basis for our general reserve calculations for new and non-ACI commercial and new home equity and consumer loans are banks with total assets ranging from $3—$15 billion. We use a peer group of 23 banks in the U.S. Southeast region for loans originated in our Florida market and by our lending subsidiaries, and a peer group of 16 banks in the New York region for loans originated in our New York market. These peer groups include all of the banks in each region within the defined asset size range. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. An eight-quarter average net charge-off rate is used. We evaluate the composition of the peer groups annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal lease receivables is based on historical loss experience of a portfolio of similar assets.

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

        At December 31, 2013, qualitative adjustments were made to historical loss percentages related to:

  •
  economic factors, specifically changes in real estate price indices, unemployment rates and GDP;

  •
  the level of non-performing commercial loans;

  •
  changes in credit administration staff;

  •
  loan portfolio growth rates; and

  •
  the level of policy and procedural exceptions.

        Qualitative adjustments represented approximately 13% of the total new and non-ACI ALLL at December 31, 2013.

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

        Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected using the "Making Home Affordable" cost factors provided by the Federal government. The ACI home equity roll rates reflect elevated default probabilities as a result of delinquent, related senior liens and loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.

        Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2013 or 2012.

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

        Based on our loan level analysis, we recorded provisions for (recoveries of) loan losses on ACI commercial loans of $(2.9) million, $(4.3) million and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Related increases (decreases) in the FDIC indemnification asset of $(2.5) million, $(2.7) million and $6.2 million were recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the period from May 21, 2009 (inception of operations) through December 31, 2013 (in thousands):

	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total
Balance at May 21, 2009	$—	$—	$—	$—
Provision for loan losses:	20,021	1,266	1,334	22,621
Charge-offs:	—	—	—	—
Recoveries:	—	—	—	—

Balance at December 31, 2009	20,021	1,266	1,334	22,621

Provision for loan losses:	33,928	12,553	4,926	51,407
Charge-offs:
Home equity loans and lines of credit	—	(1,125)	—	(1,125)
Multi-family	(1,414)	(166)	—	(1,580)
Commercial real estate	(3,274)	—	—	(3,274)
Construction and land	(8,398)	—	—	(8,398)
Commercial loans and leases	(938)	(29)	(109)	(1,076)
Consumer	—	(215)	—	(215)

Total Charge-offs	(14,024)	(1,535)	(109)	(15,668)

Total Recoveries	—	—	—	—

Net Charge-offs:	(14,024)	(1,535)	(109)	(15,668)

Balance at December 31, 2010	39,925	12,284	6,151	58,360

Provision for (recovery of) loan losses:	(11,278)	3,586	21,520	13,828
Charge-offs:
1 - 4 single family residential	—	(459)	—	(459)
Home equity loans and lines of credit	—	(1,918)	—	(1,918)
Multi-family	(461)	—	—	(461)
Commercial real estate	(2,845)	(674)	—	(3,519)
Construction and land	(7,348)	—	—	(7,348)
Commercial loans and leases	(2,873)	(5,438)	(3,367)	(11,678)

Total Charge-offs	(13,527)	(8,489)	(3,367)	(25,383)
Recoveries:
Home equity loans and lines of credit	—	20	—	20
Multi-family	565	27	—	592
Commercial real estate	16	131	—	147
Construction and land	625	—	—	625
Commercial loans and leases	6	183	24	213

Total Recoveries	1,212	361	24	1,597

Net Charge-offs:	(12,315)	(8,128)	(3,343)	(23,786)

Balance at December 31, 2011	16,332	7,742	24,328	48,402

Provision for (recovery of) loan losses:	(4,347)	3,844	19,399	18,896
Charge-offs:
1 - 4 single family residential	—	(245)	—	(245)
Home equity loans and lines of credit	—	(3,030)	—	(3,030)
Multi-family	(563)	—	(87)	(650)
Commercial real estate	(1,482)	—	—	(1,482)

	Covered Loans
(continued)	ACI Loans	Non-ACI Loans	New Loans	Total
Construction and land	(1,183)	—	(3)	(1,186)
Commercial loans and leases	(738)	(316)	(2,839)	(3,893)

Total Charge-offs	(3,966)	(3,591)	(2,929)	(10,486)
Recoveries:
Home equity loans and lines of credit	—	29	—	29
Multi-family	—	24	—	24
Commercial real estate	—	347	—	347
Commercial loans and leases	—	1,479	427	1,906
Consumer	—	—	3	3

Total Recoveries	—	1,879	430	2,309

Net Charge-offs:	(3,966)	(1,712)	(2,499)	(8,177)

Balance at December 31, 2012	8,019	9,874	41,228	59,121

Provision for (recovery of) loan losses:	(2,891)	1,153	33,702	31,964
Charge-offs:
1 - 4 single family residential	—	(1,276)	(10)	(1,286)
Home equity loans and lines of credit	—	(2,858)	—	(2,858)
Commercial real estate	(1,162)	—	—	(1,162)
Construction and land	(77)	—	—	(77)
Commercial loans and leases	(996)	(171)	(17,987)	(19,154)
Consumer	—	—	(484)	(484)

Total Charge-offs	(2,235)	(4,305)	(18,481)	(25,021)
Recoveries:
Home equity loans and lines of credit	—	90	—	90
Multi-family	—	15	—	15
Commercial real estate	—	191	—	191
Commercial loans and leases	—	2,484	758	3,242
Consumer	—	—	123	123

Total Recoveries	—	2,780	881	3,661

Net Charge-offs:	(2,235)	(1,525)	(17,600)	(21,360)

Balance at December 31, 2013	$2,893	$9,502	$57,330	$69,725

        The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, as of December 31 of the years indicated (dollars in thousands):

	2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1 - 4 single family residential	$—	$827	$6,271	$7,098	32.4%
Home equity loans and lines of credit	—	8,243	12	8,255	1.9%

	—	9,070	6,283	15,353	34.3%

Commercial:
Multi-family	323	—	3,947	4,270	12.6%
Commercial real estate	1,813	14	11,175	13,002	20.0%
Construction and land	192	6	803	1,001	1.7%
Commercial loans and leases	565	412	32,935	33,912	29.0%

	2,893	432	48,860	52,185	63.3%

Consumer	—	—	2,187	2,187	2.4%

	$2,893	$9,502	$57,330	$69,725	100.0%

	2012
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1 - 4 single family residential	$—	$984	$10,074	$11,058	41.5%
Home equity loans and lines of credit	—	8,087	19	8,106	3.8%

	—	9,071	10,093	19,164	45.3%

Commercial:
Multi-family	504	5	2,212	2,721	6.5%
Commercial real estate	5,400	31	7,790	13,221	17.5%
Construction and land	350	9	672	1,031	1.6%
Commercial loans and leases	1,765	758	20,047	22,570	28.5%

	8,019	803	30,721	39,543	54.1%

Consumer	—	—	414	414	0.6%

	$8,019	$9,874	$41,228	$59,121	100.0%

	2011
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1 - 4 single family residential	$—	$593	$4,015	$4,608	54.1%
Home equity loans and lines of credit	—	5,549	18	5,567	6.1%

	—	6,142	4,033	10,175	60.2%
Commercial:
Multi-family	1,063	5	929	1,997	4.1%
Commercial real estate	10,672	284	4,529	15,485	13.6%
Construction and land	2,310	62	337	2,709	1.7%
Commercial loans and leases	2,287	1,249	14,449	17,985	20.2%

	16,332	1,600	20,244	38,176	39.6%

Consumer	—	—	51	51	0.2%

	$16,332	$7,742	$24,328	$48,402	100.0%

	2010
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1 - 4 single family residential	$—	$761	$168	$929	67.5%
Home equity loans and lines of credit	18,488	9,229	3	27,720	7.7%

	18,488	9,990	171	28,649	75.2%
Commercial:
Multi-family	5,701	633	772	7,106	2.8%
Commercial real estate	5,795	418	1,189	7,402	11.4%
Construction and land	4,891	27	220	5,138	1.7%
Commercial and industrial	5,050	1,216	3,744	10,010	8.7%

	21,437	2,294	5,925	29,656	24.6%

Consumer	—	—	55	55	0.2%

	$39,925	$12,284	$6,151	$58,360	100.0%

	2009
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	%(1)
Residential:
1 - 4 single family residential	$20,021	$119	$65	$20,205	76.0%
Home equity loans and lines of credit	—	11	4	15	7.1%

	20,021	130	69	20,220	83.1%
Commercial:
Multi-family	—	60	11	71	1.7%
Commercial real estate	—	465	303	768	9.2%
Construction and land	—	7	—	7	1.9%
Commercial and industrial	—	604	905	1,509	3.9%

	—	1,136	1,219	2,355	16.7%

Consumer	—	—	46	46	0.2%

	$20,021	$1,266	$1,334	$22,621	100.0%

(1)
Represents percentage of loans receivable in each category to total loans receivable.

        Significant components of the change in the ALLL at December 31, 2013 as compared to December 31, 2012, include:

  •
  A decrease of $(3.8) million for new 1 - 4 single family residential loans, attributable to a decrease in loss factors resulting from the use of more comparable proxy loss data as discussed above, partially offset by growth of the portfolio;

  •
  An increase of $12.9 million for new commercial loans and leases, resulting from an increase of $7.9 million in specific reserves for impaired loans and an increase of $5.0 million from the growth of the commercial portfolio, partially offset by decreases in peer group historical loss factors;

  •
  Increases of $1.7 million for new multi-family loans and $3.4 million for new commercial real estate loans, resulting primarily from the growth of the portfolio, partially offset by decreases in peer group historical loss factors;

  •
  A $(5.1) million decrease in the allowance for ACI commercial loans resulting from continued resolutions, including charge-offs, of impaired loans in this portfolio class and improvements in expected cash flows; and

  •
  An increase of $1.8 million for new consumer loans, resulting primarily from the growth of the indirect auto portfolio.

        For additional information about the ALLL, see Note 5 to the consolidated financial statements.

  Equipment under Operating Lease

        Equipment under operating lease consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. At December 31, 2013, our operating lease fleet consisted of 2,373 rail cars, including covered hoppers, gondolas, open hoppers, boxcars, auto carriers and tank cars. The largest concentration of 1,232 cars is in covered hopper cars used to ship sand for the energy industry. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns.

        The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with average lease terms of 3-7 years at December 31, 2013. We are exposed to the risk that, at the end of the initial or a subsequent lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

        Asset risk will ultimately impact the financial statements through changes to lease income streams from fluctuations in lease rates and/or utilization. Changes to lease income occur when the existing lease contracts expire, the assets come off lease, and we seek to enter new lease agreements. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Since our operating lease portfolio is relatively new, we do not have historical experience with respect to the expiration of lease terms for our equipment. To date, there have been no impairments of asset carrying values.

        Asset risk is evaluated and managed by an internal team of leasing professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing, including lease administration and reporting, Regulation Y full service maintenance program and railcar remarketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain relatively stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities.

        Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk, because in the operating lease business, there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses, if any, will manifest through reduced rental income due to missed payments, time off lease, or lower rental payments due either to a restructuring or re-leasing of the asset to another obligor. To date, we have not experienced any credit losses, missed payments, time off lease or restructurings related to our operating lease portfolio. Credit risk in the operating lease portfolio is managed and monitored utilizing credit administration infrastructure, processes and procedures similar to those used to manage and monitor credit risk in the commercial loan portfolio. We also mitigate credit risk in this portfolio by leasing only to high credit quality obligors.

        We expect our operating lease portfolio to grow in the future, and may expand into other transportation asset classes.

  Other Real Estate Owned

        The following table presents the changes in OREO for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance, beginning of period	$76,022	$123,737	$206,680
Transfers from loan portfolio	68,084	151,302	312,958
Sales	(101,597)	(189,091)	(371,332)
Impairment	(1,939)	(9,926)	(24,569)

Balance, end of period	$40,570	$76,022	$123,737

        At December 31, 2013 and 2012, OREO consisted of the following types of properties (in thousands):

	2013			2012
	Covered	Non-Covered	Total	Total
1 - 4 single family residential	$28,310	$83	$28,393	$58,848
Condominium	4,732	—	4,732	12,887
Multi-family	135	—	135	257
Commercial real estate	5,708	500	6,208	1,512
Land	787	315	1,102	2,518

	$39,672	$898	$40,570	$76,022

        All OREO was covered under the Loss Sharing Agreements at December 31, 2012.

        The majority of our residential OREO properties are located in Florida. At December 31, 2013, 64.3% of residential properties were located in Florida, 6.7%, in Illinois, 6.1% in Maryland, 5.9% in California, and 4.8% in Virginia. All of our commercial OREO properties are located in Florida. The decrease in OREO reflects continued efforts to resolve non-performing covered assets and a decline in the level of new foreclosures. Residential OREO inventory declined to 157 units at December 31, 2013 from 402 units at December 31, 2012.

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

  Goodwill and Other Intangible Assets

        Goodwill consists of $59 million recorded in conjunction with the FSB Acquisition and an additional $8 million recorded in conjunction with the acquisition of two lending subsidiaries in 2010. Other intangible assets consist of core deposit intangible assets and customer relationship intangible assets.

        The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year. As of the 2013 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated.

  Deposits

        The following table presents information about our deposits for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,586,007	0.00%	$1,099,448	0.00%	$622,377	0.00%
Interest bearing	582,623	0.46%	504,614	0.63%	382,329	0.65%
Money market	3,403,276	0.51%	2,838,735	0.63%	2,165,230	0.88%
Savings	877,255	0.37%	1,073,709	0.58%	1,201,236	0.83%
Time	2,844,377	1.31%	2,632,451	1.48%	2,585,201	1.71%

	$9,293,538	0.65%	$8,148,957	0.81%	$6,956,373	1.09%

        Total deposits increased by $2.0 billion to $10.5 billion at December 31, 2013 from $8.5 billion at December 31, 2012. The distribution of deposits reflected in the table above reflects growth in lower rate deposit products, including non-interest bearing demand deposits, consistent with management's business strategy.

        The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2013 (in thousands):

Three months or less	$319,716
Over three through six months	374,717
Over six through twelve months	977,706
Over twelve months	457,398

$2,129,537

  Federal Home Loan Bank Advances and Other Borrowings

        At December 31, 2013 and 2012 outstanding FHLB advances and other borrowings consisted of the following (dollars in thousands):

	2013	2012
Federal Home Loan Bank advances	$2,412,050	$1,916,919
Securities sold under agreements to repurchase	346	8,175
Capital lease obligations	1,917	—

	$2,414,313	$1,925,094

        In addition to deposits, we also utilize FHLB advances to finance our operations; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances outstanding at December 31, 2013 is scheduled to mature as follows (in thousands):

Maturing in:
2014—30 days or less	$200,000
2014—Over 30 days	1,765,000
2015	270,350
2016	75,000
2017	105,000

Total contractual balance outstanding	2,415,350
Acquisition accounting fair value adjustment and unamortized modification costs	(3,300)

Carrying value	$2,412,050

        The increase in outstanding FHLB advances during the year ended December 31, 2013 corresponds to growth in the loan portfolio.

Capital Resources

        Since inception, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Stockholders' equity increased $122 million, or 6.8%, from $1.8 billion at December 31, 2012 to $1.9 billion at December 31, 2013.

        Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2013 and 2012, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. See Note 16 to the consolidated financial statements for more information about the Company's regulatory capital ratios and requirements.

        On July 2, 2013 the Federal Reserve Board approved a final rule that implements the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The Company is required to implement the final rule on January 1, 2015, with a phase-in period extending through January 1, 2019. The rule will add another risk-based capital category, common equity tier 1 capital, increase the required tier 1 capital level, increase risk weights for certain of the Company's investment securities, loans and other assets and add some complexity to the risk-based capital calculations. In addition, a capital conservation buffer will be phased in beginning in 2016. In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold this capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. As of December 31, 2013, the adoption of the rule would not have impacted our capital categories.

Liquidity

        Liquidity involves our ability to generate adequate funds to support asset growth, meet deposit withdrawal and other contractual obligations, maintain reserve requirements and otherwise conduct ongoing operations. BankUnited's liquidity needs are primarily met by growth in transaction deposit accounts, its cash position, cash flow from its amortizing investment and loan portfolios and reimbursements under the Loss Sharing Agreements. BankUnited also has access to additional liquidity through collateralized borrowings, FHLB advances, term and wholesale deposits or the sale of available for sale securities. The ALCO policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited's liquidity is considered acceptable if liquid assets divided by total assets exceeds 5.0%. At December 31, 2013, BankUnited's liquid assets divided by total assets was 8.4%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. At December 31, 2013, BankUnited exceeded the acceptable limit established by ALCO for this ratio. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At December 31, 2013, BankUnited was within acceptable limits established by ALCO for each of these measures.

        As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.'s main sources of funds include management fees and dividends from the Bank and access to capital markets. There are regulatory limitations that affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

        We expect that our liquidity requirements will continue to be satisfied over the next 12 months through these sources of funds.

Interest Rate Risk

        The principal component of the Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. The primary objective of the Company's asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are approved at least annually by the Board of Directors.

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

        The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at December 31, 2013 due to the current low rate environment. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

        The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at December 31, 2013 and 2012:

	Plus 100	Plus 200	Plus 300
December 31, 2013:
Twelve Months	1.1%	1.2%	1.2%
Twenty Four Months	4.1%	7.2%	9.4%
December 31, 2012:
Twelve Months	0.9%	1.3%	1.1%
Twenty Four Months	5.1%	9.7%	12.2%

        Management also simulates changes in the economic value of equity ("EVE") in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at December 31, 2013 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of December 31, 2013, our simulation for BankUnited indicated percentage changes from base EVE of (2.0)%, (4.5)% and (7.8)% in plus 100, 200, and 300 basis point scenarios, respectively.

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

  Derivative Financial Instruments

        Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2013, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $1.7 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $17 million and the aggregate fair value included in other liabilities was $39 million.

        Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $568 million at December 31, 2013. The aggregate fair value of these interest rate swaps included in other assets was $5 million and the aggregate fair value included in other liabilities was $5 million. These interest rate swaps were entered into as accommodations to certain of our commercial borrowers.

        See Note 13 to the consolidated financial statements for more information about our derivative positions.

Off-Balance Sheet Arrangements

  Commitments

        We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of December 31, 2013 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$685,384	$685,384
Commitments to purchase loans	—	66,290	66,290
Unfunded commitments under lines of credit	51,085	920,638	971,723
Commercial and standby letters of credit	—	50,468	50,468

	$51,085	$1,722,780	$1,773,865

Contractual Obligations

        The following table contains supplemental information regarding our outstanding contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$2,436,936	$1,981,265	$349,916	$105,755	$—
Operating lease obligations	200,538	22,315	40,035	37,990	100,198
Premises and equipment obligations	7,691	7,691	—	—	—
Certificates of deposits	3,319,768	2,655,693	633,051	30,918	106
Capital lease	5,073	255	404	412	4,002

	$5,970,006	$4,667,219	$1,023,406	$175,075	$104,306

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

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

        We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankUnited, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/KPMG LLP

Miami, Florida
February 27, 2014
Certified Public Accountants

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

        We have audited BankUnited, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, BankUnited, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Miami, Florida
February 27, 2014
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks:
Non-interest bearing	$45,976	$61,088
Interest bearing	14,590	21,507
Interest bearing deposits at Federal Reserve Bank	190,075	408,827
Federal funds sold	2,108	3,931

Cash and cash equivalents	252,749	495,353
Investment securities available for sale, at fair value (including covered securities of $205,769 and $226,505)	3,637,124	4,172,412
Non-marketable equity securities	152,066	133,060
Loans held for sale	194	2,129
Loans (including covered loans of $1,483,888 and $1,864,375)	9,053,609	5,571,739
Allowance for loan and lease losses	(69,725)	(59,121)

Loans, net	8,983,884	5,512,618
FDIC indemnification asset	1,205,117	1,457,570
Bank owned life insurance	206,759	207,069
Equipment under operating lease	196,483	38,732
Other real estate owned (including covered OREO of $39,672 and $76,022)	40,570	76,022
Deferred tax asset, net	70,626	62,274
Goodwill and other intangible assets	69,067	69,768
Other assets	232,010	148,946

Total assets	$15,046,649	$12,375,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,171,335	$1,312,779
Interest bearing	676,079	542,561
Savings and money market	4,402,987	4,042,022
Time	3,282,027	2,640,711

Total deposits	10,532,428	8,538,073
Federal Home Loan Bank advances and other borrowings	2,414,313	1,925,094
Other liabilities	171,210	106,106

Total liabilities	13,117,951	10,569,273
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 101,013,014 and 95,006,729 shares issued and outstanding	1,010	950
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized; 5,415,794 shares of Series A issued and outstanding at December 31, 2012	—	54
Paid-in capital	1,334,945	1,308,315
Retained earnings	535,263	413,385
Accumulated other comprehensive income	57,480	83,976

Total stockholders' equity	1,928,698	1,806,680

Total liabilities and stockholders' equity	$15,046,649	$12,375,953

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Loans	$618,944	$584,727	$512,728
Investment securities available for sale	114,535	131,198	122,626
Other	5,342	4,931	2,743

Total interest income	738,821	720,856	638,097

Interest expense:
Deposits	60,566	66,178	75,773
Borrowings	32,045	57,091	63,164

Total interest expense	92,611	123,269	138,937

Net interest income before provision for (recovery of) loan losses	646,210	597,587	499,160
Provision for (recovery of) loan losses (including $(1,738), $(503) and $(7,692) for covered loans)	31,964	18,896	13,828

Net interest income after provision for (recovery of) loan losses	614,246	578,691	485,332

Non-interest income:
(Amortization) accretion of FDIC indemnification asset	(36,943)	15,306	55,901
Income from resolution of covered assets, net	78,862	51,016	18,776
Net gain (loss) on indemnification asset	(50,638)	(6,030)	79,812
FDIC reimbursement of costs of resolution of covered assets	9,397	19,569	31,528
Service charges and fees	14,255	12,716	11,128
Loss on sale of loans, net (including loss related to covered loans of $16,195, $29,270 and $70,366)	(15,469)	(28,657)	(69,714)
Gain on investment securities available for sale, net (including loss related to covered securities of $(963) for the year ended December 31, 2013)	8,629	17,039	1,136
Loss on extinguishment of debt	—	(14,175)	—
Loss on termination of interest rate swap	—	(8,701)	—
Mortgage insurance income	2,061	9,772	16,904
Other non-interest income	20,952	21,392	17,746

Total non-interest income	31,106	89,247	163,217

Non-interest expense:
Employee compensation and benefits (including $110.4 million in equity based compensation recorded in conjunction with the IPO for 2011; see Note 15)	173,763	173,261	272,991
Occupancy and equipment	63,766	54,465	36,680
Impairment of other real estate owned	1,939	9,926	24,569
(Gain) loss on sale of other real estate owned	(9,568)	(4,164)	23,576
Foreclosure and other real estate owned expense	10,442	20,268	31,977
Deposit insurance expense	7,648	7,248	8,480
Professional fees	21,934	15,468	17,330
Telecommunications and data processing	13,034	12,462	12,041
Other non-interest expense	44,392	34,139	28,161

Total non-interest expense	327,350	323,073	455,805

Income before income taxes	318,002	344,865	192,744
Provision for income taxes	109,066	133,605	129,576

Net income	208,936	211,260	63,168
Preferred stock dividends	—	3,899	—

Net income available to common stockholders	$208,936	$207,361	$63,168

Earnings per common share, basic (see Note 2)	$2.03	$2.05	$0.63

Earnings per common share, diluted (see Note 2)	$2.01	$2.05	$0.62

Cash dividends declared per common share	$0.84	$0.72	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$208,936	$211,260	$63,168
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gains (losses) arising during the year	(39,546)	68,893	(27)
Reclassification adjustment for net securities gains realized in income	(5,300)	(10,466)	(698)

Net change in unrealized gains on securities available for sale	(44,846)	58,427	(725)

Unrealized losses on derivative instruments:
Net unrealized holding gains (losses) arising during the year	4,942	(8,848)	(24,882)
Reclassification adjustment for net losses realized in income	13,408	16,378	11,660

Net change in unrealized losses on derivative instruments	18,350	7,530	(13,222)

Other comprehensive income (loss)	(26,496)	65,957	(13,947)

Comprehensive income	$182,440	$277,217	$49,221

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$208,936	$211,260	$63,168
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion, net	(373,988)	(476,185)	(533,255)
Provision for loan losses	31,964	18,896	13,828
Income from resolution of covered assets, net	(78,862)	(51,016)	(18,776)
Net (gain) loss on indemnification asset	50,638	6,030	(79,812)
Loss on sale of loans, net	15,469	28,657	69,714
Increase in cash surrender value of bank owned life insurance	(2,472)	(3,532)	(3,891)
Gain on investment securities available for sale, net	(8,629)	(17,039)	(1,136)
Loss on extinguishment of debt	—	14,175	—
(Gain) loss on sale of other real estate owned	(9,568)	(4,164)	23,576
Equity based compensation	13,429	23,204	144,769
Depreciation and amortization	23,184	15,056	7,987
Impairment of other real estate owned	1,939	9,926	24,569
Deferred income taxes	8,237	(72,228)	(15,109)
Proceeds from sale of loans held for sale	36,752	42,920	34,895
Loans originated for sale, net of repayments	(34,091)	(39,735)	(35,536)
Realized tax benefits from dividend equivalents and equity based compensation	(2,795)	(1,612)	(606)
Gain on acquisition	—	(5,288)	—
Other:
(Increase) decrease in other assets	(4,324)	3,100	15,101
Increase (decrease) in other liabilities	57,074	(54,031)	41,926

Net cash used in operating activities	(67,107)	(351,606)	(248,588)

Cash flows from investing activities:
Net cash paid in business combination	—	(1,626)	—
Purchase of investment securities available for sale	(1,095,477)	(1,300,485)	(2,074,483)
Proceeds from repayments of investment securities available for sale	680,780	659,044	541,016
Proceeds from sale of investment securities available for sale	874,876	835,745	217,069
Maturities and calls of investment securities available for sale	5,751	78,623	61,565
Purchase of non-marketable equity securities	(40,137)	(45,389)	—
Proceeds from redemption of non-marketable equity securities	21,131	61,670	70,353
Purchases of loans	(1,141,808)	(709,388)	(384,171)
Loan originations, repayments and resolutions, net	(2,067,791)	(204,530)	170,147
Proceeds from sale of loans, net	116,611	103,796	75,782
Decrease in FDIC indemnification asset for claims filed	164,872	600,857	753,963
Purchase of bank owned life insurance	—	—	(50,000)
Bank owned life insurance proceeds	2,782	540	77,721
Purchase of premises and equipment, net	(22,079)	(31,958)	(42,595)
Acquisition of equipment under operating lease	(162,009)	(39,154)	—
Proceeds from sale of other real estate owned	111,165	193,255	347,756
Other investing activities	(55,651)	—	—

Net cash provided by (used in) investing activities	(2,606,984)	201,000	(235,877)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net increase in deposits	1,994,404	738,332	207,972
Additions to Federal Home Loan Bank advances and other borrowings	2,625,000	2,612,969	—
Repayments of Federal Home Loan Bank advances and other borrowings	(2,137,882)	(2,923,607)	(286)
Settlement of FDIC warrant liability	—	—	(25,000)
Issuance of common stock	—	—	98,620
Dividends paid	(65,225)	(89,021)	(55,803)
Realized tax benefits from dividend equivalents and equity based compensation	2,795	1,612	606
Exercise of stock options	9,905	3,597	325
Other financing activities	2,490	(1,665)	(3,001)

Net cash provided by financing activities	2,431,487	342,217	223,433

Net increase (decrease) in cash and cash equivalents	(242,604)	191,611	(261,032)
Cash and cash equivalents, beginning of period	495,353	303,742	564,774

Cash and cash equivalents, end of period	$252,749	$495,353	$303,742

Supplemental disclosure of cash flow information:
Interest paid	$93,735	$143,161	$164,960

Income taxes paid	$97,631	$257,960	$80,224

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$68,084	$151,302	$312,958

Transfers from loans held for sale to portfolio	$—	$4,023	$—

Assets received in satisfaction of loans	$—	$4,772	$—

Dividends declared, not paid	$21,833	$—	$14,930

Reclassification of liability award to equity	$507	$—	$44,964

Rescission of surrender of bank owned life insurance	$—	$—	$20,846

Equity consideration issued in business combination	$—	$39,861	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2010	92,971,850	$930	—	$—	$950,831	$269,781	$31,966	$1,253,508
Comprehensive income	—	—	—	—	—	63,168	(13,947)	49,221
Proceeds from issuance of common stock net of direct costs of $3,979	4,000,000	42	—	—	98,578	—	—	98,620
Dividends	—	—	—	—	—	(56,733)	—	(56,733)
Reclassification of PIU liability to equity	—	—	—	—	44,964	—	—	44,964
Equity based compensation	706,230	5	—	—	144,764	—	—	144,769
Forfeiture of unvested shares	(8,280)	—	—	—	—	—	—	—
Exercise of stock options	31,029	—	—	—	325	—	—	325
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	606	—	—	606

Balance at December 31, 2011	97,700,829	977	—	—	1,240,068	276,216	18,019	1,535,280
Comprehensive income	—	—	—	—	—	211,260	65,957	277,217
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in business combination	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(74,091)	—	(74,091)
Equity based compensation	885,143	8	—	—	23,196	—	—	23,204
Forfeiture of unvested shares	(90,629)	(1)	—	—	1	—	—	—
Exercise of stock options	251,120	3	—	—	3,594	—	—	3,597
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	1,612	—	—	1,612

Balance at December 31, 2012	95,006,729	950	5,415,794	54	1,308,315	413,385	83,976	1,806,680
Comprehensive income	—	—	—	—	—	208,936	(26,496)	182,440
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—	—	—
Dividends		—	—	—	—	(87,058)	—	(87,058)
Equity based compensation	109,585	1	—	—	13,935	—	—	13,936
Forfeiture of unvested shares	(58,682)	—			—
Exercise of stock options	539,588	5	—	—	9,900	—	—	9,905
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	2,795	—	—	2,795

Balance at December 31, 2013	101,013,014	$1,010	—	$—	$1,334,945	$535,263	$57,480	$1,928,698

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies

        BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 99 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at December 31, 2013.

        On February 29, 2012, BKU completed the acquisition of Herald National Bank ("Herald"), a national banking association located in the New York metropolitan area. In March 2013, Herald was merged into BankUnited.

        On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation ("FDIC") in a transaction referred to as the "FSB Acquisition." Neither the Company nor the Bank had any substantive operations prior to May 21, 2009. In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC ("The Loss Sharing Agreements"). The Loss Sharing Agreements consist of a single family shared-loss agreement (the "Single Family Shared-Loss Agreement"), and a commercial and other loans shared-loss agreement, (the "Commercial Shared-Loss Agreement"). The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank's reimbursement for recoveries to the FDIC through May 21, 2019 for single family residential loans and other real estate owned ("OREO"). The Commercial Shared-Loss Agreement provides for FDIC loss sharing through May 21, 2014 and the Bank's reimbursement for recoveries to the FDIC through May 21, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. The assets covered under the Loss Sharing Agreements are collectively referred to as the "covered assets." Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

        Under the terms of the Commercial Shared-Loss Agreement, if the Bank seeks to sell commercial loans in the nine months prior to May 21, 2014 and the FDIC does not consent to the sale, then the Commercial Shared-Loss Agreement will be extended for two years until May 21, 2016 with respect to the loans to be included in such sale. The Bank will have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the extended termination date, and any losses incurred will be covered under the Commercial Shared-Loss Agreement.

        Prior to the initial public offering ("IPO") of BKU's common stock in February 2011, BankUnited, Inc. was a wholly-owned subsidiary of BU Financial Holdings, LLC ("BUFH"). Immediately prior to the completion of the IPO, a reorganization was effected in accordance with BUFH's LLC agreement, pursuant to which all equity interests in BankUnited, Inc. were distributed to the members of BUFH and BUFH was liquidated.

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing practices in the banking industry.

        The Company has a single reportable segment, community banking.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        Significant estimates were also made in the determination of the fair values of assets acquired and liabilities assumed in the FSB Acquisition, including loans acquired with evidence of deterioration in credit quality since origination, the FDIC indemnification asset, investment securities, OREO and goodwill.

  Principles of Consolidation

        The consolidated financial statements include the accounts of BankUnited, Inc., its wholly-owned subsidiary and BankUnited Investment Services, Inc. ("BUIS"). BUIS was a Florida insurance agency providing wealth management and financial planning services. The operations of BUIS were discontinued in May 2013 and were not significant to the consolidated results of operations or financial position of the Company for any period presented. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fair Value Measurements

        Certain of the Company's assets and liabilities are reflected in the financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent impaired loans, OREO, loans held for sale, goodwill, mortgage servicing rights and assets acquired and liabilities assumed in business combinations. These non-recurring fair value measurements typically involve the application of acquisition accounting, lower-of-cost-or-market accounting or the measurement of impairment of certain assets.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  securities, certain preferred stocks and mutual fund investments are generally based on level 1 inputs.

          Level 2 inputs are observable inputs other than level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data. Estimated fair values of U. S. Government agency and sponsored enterprise securities, certain private label mortgage-backed and non-mortgage asset-backed securities, collateralized loan obligations, certain preferred stocks, state and municipal obligations, certain other debt securities and most derivatives are generally based on level 2 inputs.

          Level 3 inputs are unobservable inputs supported by limited or no market activity or data and inputs requiring significant management judgment or estimation. Estimated fair values of certain private label mortgage-backed securities, certain other debt securities, OREO and collateral dependent impaired loans may be based on level 3 inputs. Valuation techniques utilizing level 3 inputs include option pricing models, discounted cash flow models and similar techniques.

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

  Investment Securities Available for Sale

        Debt securities that the Company may not have the intent to hold to maturity and marketable equity securities are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in accumulated other comprehensive income ("AOCI"), a separate component of stockholders' equity. Securities classified as available for sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes or changes in interest rates, prepayment risk or other market factors. Currently, all of the Company's investment securities are classified as available for sale. The Company does not maintain a trading or held to maturity portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities using the level yield method. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The Company reviews investment securities available for sale for other-than-temporary impairment ("OTTI") on a quarterly basis or more frequently if events and circumstances indicate that a potential impairment may have occurred. An investment security is impaired if its fair value is lower than its amortized cost basis. The Company considers many factors in determining whether a decline in fair value below amortized cost represents OTTI, including, but not limited to:

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Federal Reserve Bank Stock

        The Bank, as a member of the Federal Reserve Bank ("FRB") system, is required to maintain an investment in the stock of the FRB. No market exists for this stock, and the investment can be liquidated only through redemption by the FRB, at the discretion of and subject to conditions imposed by the FRB. The stock has no readily determinable fair value and is carried at cost.

  Federal Home Loan Bank Stock

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in the stock of the FHLB. No market exists for this stock, and the investment can be liquidated only through redemption by the FHLB, at the discretion of and subject to conditions imposed by the FHLB. The stock has no readily determinable fair value and is carried at cost. Historically, FHLB stock redemptions have been at par value, which equals the Company's carrying value. The Company monitors its investment in FHLB stock for impairment through review of recent financial results of the FHLB, including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB stock.

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

  Loans

        The Company's loan portfolio contains 1-4 single family residential first mortgages, home equity loans and lines of credit, multi-family, commercial real estate, construction and land, commercial and industrial and consumer loans and small business, equipment and municipal direct financing leases. A portion of the Company's loan portfolio consists of loans acquired from the FDIC in the FSB Acquisition, the substantial majority of which are covered under the Loss Sharing Agreements. These loans are referred to as covered loans. The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans are primarily those originated or purchased since the FSB Acquisition ("new loans"). Loans acquired in the FSB Acquisition are further segregated between those acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired or "ACI" loans) and those acquired without evidence of deterioration in credit quality since origination ("non-ACI" loans).

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  New Loans

        New loans are those originated or purchased by the Company since the FSB Acquisition. New loans are carried at the unpaid principal balance ("UPB"), net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the allowance for loan and lease losses.

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

        The Company aggregated ACI 1-4 single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics into homogenous pools at acquisition. A composite interest rate and composite expectations of future cash flows are used in accounting for each pool. These loans were aggregated into pools based on the following characteristics:

  •
  delinquency status;

  •
  product type, in particular, amortizing as opposed to option adjustable rate mortgages ("ARMs");

  •
  loan-to-value ratio; and

  •
  borrower FICO score.

        Loans that do not have similar risk characteristics, primarily commercial and commercial real estate loans, are accounted for on an individual loan basis using interest rates and expectations of cash flows for each loan.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

        The Company may resolve an ACI loan either through a sale of the loan, by working with the customer and obtaining partial or full repayment, by short sale of the collateral, or by foreclosure. When a loan accounted for in a pool is resolved, it is removed from the pool at its carrying amount. In the event of a sale of the loan, the Company recognizes a gain or loss on sale based on the difference between the sales proceeds and the carrying amount of the loan. For loans resolved through pre-payment or short sale of the collateral, the Company recognizes the difference between the amount of the payment received and the carrying amount of the loan in the income statement line item "Income from resolution of covered assets, net". For loans resolved through foreclosure, the difference between the fair value of the collateral obtained through foreclosure less estimated cost to sell and the carrying amount of the loan is recognized in the income statement line item "Income from resolution of covered assets, net". Any remaining accretable discount related to loans not accounted for in pools that are resolved by full or partial pre-payment, short sale or foreclosure is recognized in interest income at the time of resolution, to the extent collected. Accretable discount represents the cumulative undiscounted difference between the contractual interest on the loan and the interest recognized based on the accretion rate.

        Payments received earlier than expected or in excess of expected cash flows from sales or other resolutions may result in the carrying value of a pool being reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds, which may include cash or real estate acquired in foreclosure, from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. As of December 31, 2013, the portfolio included one pool whose carrying value had been reduced to zero.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

These loans are carried at the principal amount outstanding, adjusted for unamortized acquisition date fair value adjustments and the allowance for loan losses. Interest income is accrued based on the UPB and acquisition date fair value adjustments are amortized using the level-yield method over the expected lives of the related loans. For non-ACI 1-4 family residential mortgage loans accounted for in pools, prepayment estimates are used in determining the periodic amortization of acquisition date fair value adjustments using the effective yield method. Acquisition date fair value adjustments related to revolving home equity loans and lines of credit are recognized on a straight-line basis.

  Non-accrual Loans

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

        New and non-ACI loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships with committed balances greater than or equal to $750,000 that have internal risk ratings of substandard or doubtful and are on non-accrual status are individually evaluated for impairment. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Loans with well-defined credit weaknesses that may result in a loss if the identified deficiencies are not corrected are assigned an internal risk rating of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

substandard. Loans in this category may exhibit payment defaults, insufficient cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves or declining collateral values. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors charge-off is not yet appropriate, will be assigned an internal risk rating of doubtful. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due.

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

        An assessment of collateral value is made at no later than 120 days delinquency for new open- and closed-end loans secured by residential real estate and any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Non-ACI loans secured by residential real estate are generally charged off at final resolution which is consistent with the terms of the Single Family Shared Loss Agreement. Consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when management deems them to be uncollectible. Subsequent recoveries are credited to the ALLL.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  New and Non-ACI Loans

        The new residential and home equity portfolio segments have not yet developed an observable loss trend. Due to several factors, there is a lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios. Those factors include elimination of wholesale origination channels, elimination of Alt-A and no document loans, enhancements to real estate appraisal policies, elimination of option ARMs and tightening of underwriting policies. Therefore, management does not believe it is appropriate to use the historical performance of the covered loans as a basis for calculating the ALLL applicable to the new loans. The ALLL for new 1-4 single family residential loans is based on one year loss rates on prime residential mortgage securitizations issued between 2003 and 2008. Loans included in these securitizations have credit characteristics, such as loan-to-value ("LTV") and FICO scores, considered by management to be comparable to characteristics of loans in the new 1-4 single family residential portfolio. The ALLL for new home equity loans is based on peer group average historical loss rates as described further below.

        Calculated loss frequency and severity percentages are applied to the dollar value of non-ACI 1-4 single family residential mortgages and home equity loans and lines of credit to calculate the ALLL. Based on an analysis of historical portfolio performance, OREO and short sale data and other internal and external factors, management has concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is used to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. Loss severity given default is estimated based on internal data about short sales and OREO sales for the most recent twelve months. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans and lines of credit projected to roll to 120 days delinquency.

        The credit quality of loans in the residential portfolio segment may be impacted by fluctuations in home values, unemployment, general economic conditions, borrowers' financial circumstances and fluctuations in interest rates.

        The new and non-ACI commercial loan portfolios have limited delinquency history and have not exhibited an observable loss trend. The credit quality of loans in this portfolio segment is impacted by general economic conditions and other factors that may influence debt service coverage generated by the borrowers' businesses as well as fluctuations in the value of real estate and other collateral. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans not individually determined to be impaired are grouped based on common risk characteristics. The ALLL for these portfolio segments is based primarily on the Bank's internal credit risk rating system and peer group average historical loss rates. The ALLL for municipal lease receivables is based on historical loss experience of a portfolio of similar loans.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The peer groups used to calculate average historical loss rates consist of banks determined by management to be comparable to BankUnited based primarily on geographic location and asset size. A peer group of banks in the Southeast region of the U.S. is used for loans originated in the Florida market and a peer group of banks in the U.S. New York region is used for loans originated in the New York market. An eight quarter average of peer group historical loss rates as published by the FDIC is used.

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

  •
  Changes in credit administration management and staff;

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

        Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Loss severity given default is also generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant Metropolitan Statistical Area

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

("MSA"). Costs and fees represent an additional component of loss on default and are projected using the "Making Home Affordable" cost factors provided by the Federal government.

        The primary assumptions underlying estimates of expected cash flows for commercial ACI loans are default probability and severity of loss given default. Generally, for commercial relationships with risk ratings of substandard or doubtful and committed balances greater than or equal to $750,000, updated cash flow assumptions are based primarily on net realizable value analyses prepared at the individual loan level. These analyses incorporate information about loan performance, collateral values, the financial condition of the borrower and other available information that may impact sources of repayment. Updated assumptions for smaller balance commercial loans are based on a combination of internal risk ratings, the Company's own historical delinquency and default severity data and industry level delinquency data. Cash flow estimates for consumer loans are based primarily on regularly updated historical performance information.

  FDIC Indemnification Asset

        The FDIC indemnification asset was initially recorded at the time of the FSB Acquisition at fair value, measured as the present value of the estimated cash payments expected from the FDIC for probable losses on covered assets. Covered assets consist of loans, OREO and certain investment securities acquired from the FDIC. The FDIC indemnification asset is measured separately from the related covered assets. It is not contractually embedded in the covered assets and it is not transferrable with the covered assets should the Company choose to dispose of them. The discount rate used to estimate the initial fair value of the FDIC indemnification asset was determined using a risk-free yield curve adjusted for a premium reflecting the uncertainty related to the collection, amount and timing of the cash flows as well as illiquidity of the asset.

        The discount resulting from recording the FDIC indemnification asset at present value is accreted to non-interest income using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. Impairment of expected cash flows from covered assets results in an increase in cash flows expected to be collected from the FDIC. These increased expected cash flows from the FDIC are recognized as increases in the FDIC indemnification asset and as non-interest income in the same period that the impairment of the covered assets is recognized in earnings. Increases in expected cash flows from covered assets result in decreases in cash flows expected to be collected from the FDIC. These decreases in expected cash flows from the FDIC are recognized immediately in earnings to the extent that they relate to a reversal of a previously recorded valuation allowance related to the covered assets. Any remaining decreases in cash flows expected to be collected from the FDIC are recognized prospectively through an adjustment of the rate of accretion or amortization on the FDIC indemnification asset, consistent with the approach taken to recognize increases in expected cash flows on the covered assets. Amortization of the FDIC indemnification asset results from circumstances in which, due to improvement in expected cash flows from the covered assets, expected cash flows from the FDIC are less than the carrying value of the FDIC indemnification asset.

        Gains and losses from resolution of ACI loans are included in the income statement line item "Income from resolution of covered assets, net." These gains and losses represent the difference

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

between the expected losses from ACI loans and consideration actually received in satisfaction of such loans that were resolved either by payment in full, foreclosure, short sale or, for the non-residential portfolio, charge-offs. The Company may also realize gains or losses on the sale of covered loans, the sale or impairment of covered investment securities or the sale or impairment of covered OREO. When the Company recognizes gains or losses related to the resolution, sale or impairment of covered assets in earnings, corresponding changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements are reflected in the consolidated financial statements as increases or decreases in the FDIC indemnification asset and in the consolidated statement of income line item "Net gain (loss) on indemnification asset."

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

  Other Real Estate Owned

        OREO consists of real estate assets acquired through, or in lieu of, loan foreclosure. These assets are held for sale and are initially recorded at estimated fair value less costs to sell, establishing a new cost basis. Subsequent to foreclosure, periodic valuations are performed and the assets are carried at the lower of the carrying amount at the date of foreclosure or estimated fair value less cost to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining foreclosed properties are expensed as incurred.

  Goodwill and Other Intangible Assets

        Goodwill of $67 million at December 31, 2013 and 2012 represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount of goodwill over its implied fair value. The estimated fair value of the reporting unit is based on the market capitalization of the Company's common stock. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

  Equipment Under Operating Lease

        Equipment under operating lease is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term. Estimated residual values are re-evaluated at least annually. This evaluation is based primarily on current residual value appraisals. Rental revenue is recognized on a straight-line basis over the contractual term of the lease and is included in other non-interest income in the accompanying consolidated statements of income.

  Premises and Equipment

        Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. Direct costs of materials and services associated with developing or obtaining and implementing internal use computer software incurred during the application and development stage are capitalized and amortized over the estimated useful lives of the software. The estimated useful lives of premises and equipment are as follows:

  •
  branch buildings and improvements—30 years;

  •
  leasehold improvements—5 to 20 years;

  •
  furniture, fixtures and equipment—5 to 7 years;

  •
  computer equipment—3 to 5 years; and

  •
  software and software licensing rights—3 to 5 years.

  Mortgage Servicing Rights

        The Company may acquire mortgage servicing rights ("MSRs") through purchases or retention of servicing in connection with sales of originated loans in the secondary market. All newly acquired MSRs are initially measured at fair value. MSRs are subsequently measured using the amortization method. MSRs are amortized in proportion to and over the period of estimated net servicing revenue. Amortization is adjusted prospectively in response to changes in estimated future cash flows.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        MSRs are periodically evaluated for impairment based on a comparison of the amortized balance to fair value. For purposes of impairment evaluation and measurement, MSRs are stratified based on predominant risk characteristics such as product type, interest rate and term. If, by individual stratum, the carrying amount of MSRs exceeds fair value, a valuation allowance is established. The valuation allowance is subsequently adjusted to reflect changes in the measurement of impairment.

        MSRs are included in other assets in the accompanying consolidated balance sheets. Servicing fee income is recorded net of amortization of MSRs in other non-interest income. Neither the MSR asset nor related income have had a material impact on the Company's financial statements to date.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

        The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, management determines that the designation of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the derivative as a hedging instrument is no longer appropriate or the occurrence of the forecasted transaction is no longer probable. When hedge accounting is discontinued, any subsequent changes in fair value of the derivative are recognized in earnings. The cumulative unrealized gain or loss related to a discontinued cash flow hedge continues to be reported in AOCI unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period, in which case the cumulative unrealized gain or loss reported in AOCI is reclassified into earnings immediately.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

  Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities. This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements and securities borrowing and lending arrangements. Accounting Standards Update 2013-01 clarifies certain of the provisions of Accounting Standards Update 2011-11. Adoption of this update in 2013 resulted in revised disclosures in the Company's financial statements, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In October 2012, the FASB issued Accounting Standards Update No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The requirements of the update are consistent with the Company's existing accounting policy; therefore, adoption of this update in 2013 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to provide information about the amounts reclassified out of AOCI by component. In addition, entities are

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1 Basis of Presentation and Summary of Significant Accounting Policies (Continued)

required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. Adoption of this update in 2013 resulted in revised disclosures in the Company's financial statements, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In January 2014, the FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through a deed in lieu of foreclosure or other similar legal agreement. In addition, entities are required to disclose the recorded investment in residential mortgage loans for which formal foreclosure proceedings are in process. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The Company intends to adopt this update prospectively. Management is currently evaluating the impact of adoption, but does not anticipate it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013

Note 2 Earnings Per Common Share

        The computation of basic and diluted earnings per common share is presented below (in thousands except share and per share data):

	2013	2012	2011
Basic earnings per common share:
Numerator:
Net income	$208,936	$211,260	$63,168
Preferred stock dividends	—	(3,899)	—

Net income available to common stockholders	208,936	207,361	63,168
Distributed and undistributed earnings allocated to participating securities	(9,380)	(15,081)	(3,449)

Income allocated to common stockholders for basic earnings per common share	$199,556	$192,280	$59,719
Denominator:
Weighted average common shares outstanding	99,587,970	94,791,484	96,875,386
Less average unvested stock awards	(1,093,930)	(1,137,210)	(1,421,694)

Weighted average shares for basic earnings per common share	98,494,040	93,654,274	95,453,692

Basic earnings per common share	$2.03	$2.05	$0.63

Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$199,556	$192,280	$59,719
Adjustment for earnings reallocated from participating securities	1,265	20	—

Income used in calculating diluted earnings per common share	$200,821	$192,300	$59,719
Denominator:
Average shares for basic earnings per common share	98,494,040	93,654,274	95,453,692
Dilutive effect of stock options and preferred shares	1,257,565	174,509	151,585

Weighted average shares for diluted earnings per common share	99,751,605	93,828,783	95,605,277

Diluted earnings per common share	$2.01	$2.05	$0.62

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 2 Earnings Per Common Share (Continued)

        The following potentially dilutive securities were outstanding at December 31, 2013, 2012 and 2011, but excluded from the calculation of diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011 because their inclusion would have been anti-dilutive:

	2013	2012	2011
Unvested shares(1)	752,609	1,248,407	1,663,822
Stock options and warrants	6,386,815	6,950,735	5,073,580
Convertible preferred shares	—	5,415,794	—

(1)
Includes contingently issuable performance share awards.

Note 3 Acquisition Activity

        On February 29, 2012, BKU completed the acquisition of Herald for a purchase price of $65 million consisting of cash of $25 million, 1,676,060 shares of common stock valued at $39 million and stock options and warrants valued at $1 million. The acquisition of Herald was determined to be a business combination and was accounted for using the acquisition method of accounting; accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date.

        The estimated fair values of assets acquired and liabilities assumed totaled $508 million and $438 million, respectively, resulting in the recognition of a gain of $5.3 million on the acquisition of 100% of Herald, representing the excess of the fair value of net assets acquired over the value of consideration issued. Pursuant to the terms of the merger agreement between BKU and Herald, the determination of the final purchase price was dependent on the price of BKU's common stock for the ten trading days preceding the merger. A decline in the stock price between the execution of the agreement and consummation of the acquisition led to this gain, which is included in the consolidated statement of income line item "other non-interest income" for the year ended December 31, 2012. The results of operations of Herald have been included in the Company's consolidated financial statements from the date of acquisition and are not material.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4 Investment Securities Available for Sale

        Investment securities available for sale at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013
	Covered Securities				Non-Covered Securities
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777
Resecuritized real estate mortgage investment conduits ("Re-Remics")	—	—	—	—	267,525	4,261	(1)	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—

	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4 Investment Securities Available for Sale (Continued)

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

        At December 31, 2013, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$450,966	$474,236
Due after one year through five years	1,856,202	1,906,130
Due after five years through ten years	887,083	904,287
Due after ten years	190,138	202,794
Mutual funds and preferred stocks with no stated maturity	140,806	149,677

	$3,525,195	$3,637,124

        Based on the Company's proprietary assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2013 was 4.4 years. The effective duration of the investment portfolio as of December 31, 2013 was 2.1 years. The model results are based on assumptions that may differ from actual results.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4 Investment Securities Available for Sale (Continued)

        The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB totaled $0.9 billion at December 31, 2013 and 2012.

        The following table provides information about gains and losses on investment securities available for sale for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Proceeds from sale of investment securities available for sale	$874,876	$835,745	$217,069

Gross realized gains	$11,119	$17,338	$1,224
Gross realized losses	(1,527)	(299)	(88)

Net realized gain	9,592	17,039	1,136
OTTI	(963)	—	—

Gain on investment securities available for sale, net	$8,629	$17,039	$1,136

        During the year ended December 31, 2013, OTTI was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months. Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary. This security is covered under the Loss Sharing Agreements; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item "Net gain (loss) on indemnification asset."

        The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions at

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4 Investment Securities Available for Sale (Continued)

December 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions (in thousands):

	2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$414,361	$(8,559)	$—	$—	$414,361	$(8,559)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	26,777	(355)	—	—	26,777	(355)
Re-Remics	11,037	(1)	—	—	11,037	(1)
Private label residential mortgage-backed securities and CMOs	79,048	(1,696)	10,303	(238)	89,351	(1,934)
Private label commercial mortgage-backed securities	511,778	(12,980)	—	—	511,778	(12,980)
Non-mortgage asset-backed securities	1,516	(11)	—	—	1,516	(11)
Mutual funds and preferred stocks	67,513	(1,870)	—	—	67,513	(1,870)

	$1,112,030	$(25,472)	$10,303	$(238)	$1,122,333	$(25,710)

	2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agency securities	$5,000	$(1)	$—	$—	$5,000	$(1)
Re-Remics	42,018	(16)	8,833	(74)	50,851	(90)
Private label residential mortgage-backed securities and CMOs	53,537	(185)	6,080	(201)	59,617	(386)
Non-mortgage asset-backed securities	—	—	10,566	(117)	10,566	(117)
Mutual funds and preferred stocks	—	—	15,082	(361)	15,082	(361)
State and municipal obligations	2,902	(23)	—	—	2,902	(23)

	$103,457	$(225)	$40,561	$(753)	$144,018	$(978)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4 Investment Securities Available for Sale (Continued)

        The Company monitors its investment securities available for sale for OTTI on an individual security basis. As discussed above, one security was determined to be other than temporarily impaired during the year ended December 31, 2013. No securities were determined to be other than temporarily impaired during the years ended December 31, 2012 and 2011. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2013, 63 securities were in unrealized loss positions. Unrealized losses on investment securities available for sale at December 31, 2013 were primarily attributable to an increase in medium and long-term market interest rates. The amount of impairment related to 11 of these securities was considered insignificant, totaling approximately $32 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities is not other-than-temporary is further described below:

  U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities:

        At December 31, 2013, 15 U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities were in unrealized loss positions. Five of these securities were in unrealized loss positions for three months or less and 10 for less than 12 months. The amount of impairment of each of the individual securities was less than 4% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

  Private label residential mortgage-backed securities and CMOs:

        At December 31, 2013, 12 private label residential mortgage-backed securities were in unrealized loss positions. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of December 31, 2013. Four of these securities were in unrealized loss positions for three months or less, five for less than 12 months and two for 14 months. These securities evidenced unrealized losses ranging from less than 1% to 6% of amortized cost. The remaining security had been in an unrealized loss position for 30 months and evidenced an unrealized loss of 10% of amortized cost. The market for this security is thin and the market price is adversely affected by lack of liquidity. This bond is considered an odd lot which can be detrimental to potential bids for the security. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

  Private label commercial mortgage-backed securities:

        At December 31, 2013, 16 private label commercial mortgage-backed securities were in unrealized loss positions. Seven of these securities were in unrealized loss positions for three months or less and the remainder for less than 12 months. The amount of impairment ranged from less than 1% to 6% of

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4 Investment Securities Available for Sale (Continued)

amortized cost. These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Securities in this class generally have longer durations than the portfolio as a whole, so were more significantly impacted by the increase in rates. Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

  Non-mortgage asset-backed securities:

        At December 31, 2013, one non-mortgage asset-backed security was in an unrealized loss position. This security had been in an unrealized loss position for less than 12 months and the amount of impairment was less than 1% of amortized cost. This security was assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this analysis were not indicative of expected credit losses. Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairment was considered to be temporary.

  Mutual funds:

        At December 31, 2013, three investments in one mutual fund were in unrealized loss positions. These investments had been in unrealized loss positions for less than 12 months and the amount of impairment was less than 6% of amortized cost. The majority of the underlying holdings of the mutual fund are either explicitly or implicitly guaranteed by the U.S. Government. The unrealized losses are related primarily to an increase in term interest rates since the securities were purchased. Given the limited severity and duration of impairment, the impairments were considered to be temporary.

  Preferred stocks:

        At December 31, 2013, five investments in two financial institution preferred stocks were in unrealized loss positions. These securities had been in unrealized loss positions for less than 12 months and the amount of impairment was less than 4% of amortized cost. Given the limited duration and severity of impairment and results of the Company's analysis of the financial condition of the issuers of the financial institution preferred stocks, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses

        At December 31, 2013 and 2012, loans consisted of the following (dollars in thousands):

	2013
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$1,057,012	$70,378	$—	$1,800,332	$2,927,722	32.4%
Home equity loans and lines of credit	39,602	127,807	—	1,535	168,944	1.9%

	1,096,614	198,185	—	1,801,867	3,096,666	34.3%

Commercial:
Multi-family	33,354	—	8,093	1,097,872	1,139,319	12.6%
Commercial real estate
Owner occupied	49,861	689	5,318	712,844	768,712	8.5%
Non-owner occupied	93,089	52	1,449	946,543	1,041,133	11.5%
Construction and land	10,600	729	—	138,091	149,420	1.7%
Commercial and industrial	6,050	6,234	—	2,266,407	2,278,691	25.3%
Lease financing	—	—	—	337,382	337,382	3.7%

	192,954	7,704	14,860	5,499,139	5,714,657	63.3%

Consumer	1,679	—	—	213,107	214,786	2.4%

Total loans	1,291,247	205,889	14,860	7,514,113	9,026,109	100.0%

Premiums, discounts and deferred fees and costs, net	—	(13,248)	—	40,748	27,500

Loans net of premiums, discounts, deferred fees and costs	1,291,247	192,641	14,860	7,554,861	9,053,609
Allowance for loan and lease losses	(2,893)	(9,502)	—	(57,330)	(69,725)

Loans, net	$1,288,354	$183,139	$14,860	$7,497,531	$8,983,884

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	2012
	Covered Loans		Non-Covered Loans
						Percent of Total
	ACI	Non-ACI	ACI	New Loans	Total
Residential:
1 - 4 single family residential	$1,300,109	$93,438	$—	$920,713	$2,314,260	41.5%
Home equity loans and lines of credit	52,499	157,691	—	1,954	212,144	3.8%

	1,352,608	251,129	—	922,667	2,526,404	45.3%

Commercial:
Multi-family	56,148	716	—	307,183	364,047	6.5%
Commercial real estate
Owner occupied	58,675	850	4,087	451,130	514,742	9.3%
Non-owner occupied	115,057	60	—	343,576	458,693	8.2%
Construction and land	18,064	829	—	72,361	91,254	1.6%
Commercial and industrial	14,608	11,627	—	1,334,991	1,361,226	24.4%
Lease financing	—	—	—	225,980	225,980	4.1%

	262,552	14,082	4,087	2,735,221	3,015,942	54.1%

Consumer	2,239	—	—	33,526	35,765	0.6%

Total loans	1,617,399	265,211	4,087	3,691,414	5,578,111	100.0%

Premiums, discounts and deferred fees and costs, net	—	(18,235)	—	11,863	(6,372)

Loans net of premiums, discounts, deferred fees and costs	1,617,399	246,976	4,087	3,703,277	5,571,739
Allowance for loan and lease losses	(8,019)	(9,874)	—	(41,228)	(59,121)

Loans, net	$1,609,380	$237,102	$4,087	$3,662,049	$5,512,618

        At December 31, 2013 and 2012, the UPB of ACI loans was $3.3 billion and $4.2 billion, respectively.

        During the years ended December 31, 2013 and 2012, the Company purchased 1-4 single family residential loans totaling $1.1 billion and $709 million, respectively.

        At December 31, 2013, the Company had pledged real estate loans with UPB of approximately $6.0 billion and carrying amounts of approximately $4.2 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents the components of the net investment in direct financing leases as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Total minimum lease payments to be received	$360,584	$243,604
Unearned income	(23,202)	(17,624)
Initial direct costs	2,980	1,761

	$340,362	$227,741

        As of December 31, 2013, future minimum lease payments to be received under direct financing leases were as follows (in thousands):

Years Ending December 31:
2014	$112,133
2015	94,154
2016	62,401
2017	30,610
2018	15,609
Thereafter	45,677

$360,584

Loan Concentrations

        The following tables present total 1-4 single family residential loans categorized between fixed rate mortgages and ARMs as of December 31, 2013 and 2012 (dollars in thousands):

	2013
	Covered Loans	New Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$421,143	$841,987	$1,263,130	42.9%
ARM Loans	695,539	985,793	1,681,332	57.1%

	$1,116,682	$1,827,780	$2,944,462	100.0%

	2012
	Covered Loans	New Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$495,321	$446,161	$941,482	40.7%
ARM Loans	883,372	489,510	1,372,882	59.3%

	$1,378,693	$935,671	$2,314,364	100.0%

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        At December 31, 2013 and 2012, the majority of the 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	2013
	Covered Loans	New Loans	Total	Percent of Total
California	$80,919	$865,342	$946,261	32.1%
Florida	604,384	241,827	846,211	28.7%
New York	31,406	119,147	150,553	5.1%
Illinois	69,966	37,539	107,505	3.7%
Others	330,007	563,925	893,932	30.4%

	$1,116,682	$1,827,780	$2,944,462	100.0%

	2012
	Covered Loans	New Loans	Total	Percent of Total
Florida	$775,408	$124,945	$900,353	38.9%
California	95,987	438,760	534,747	23.1%
Illinois	87,195	26,951	114,146	4.9%
New York	37,890	47,914	85,804	3.7%
Others	382,213	297,101	679,314	29.4%

	$1,378,693	$935,671	$2,314,364	100.0%

        No other state represented borrowers with more than 3.7% of total 1-4 single family residential loans outstanding at December 31, 2013 or 2012. The commercial loan portfolio is primarily comprised of loans to businesses located in Florida and New York. Consumer loans are comprised primarily of indirect auto loans, representing 94.4% of new consumer loans at December 31, 2013.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

Covered Loan Sale

        During the years ended December 31, 2013, 2012 and 2011, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	2013	2012	2011
Unpaid principal balance of loans sold	$230,031	$239,135	$268,588

Cash proceeds, net of transaction costs	$116,611	$103,796	$75,782
Carrying value of loans sold	82,160	103,127	146,148

Net pre-tax impact on earnings, excluding gain on indemnification asset	$34,451	$669	$(70,366)

Loss on sale of covered loans	$(16,195)	$(29,270)	$(70,366)
Proceeds recorded in interest income	50,646	29,939	—

	$34,451	$669	$(70,366)

Gain on indemnification asset	$21,021	$30,725	$56,053

        For the years ended December 31, 2013 and 2012, loans with UPB of $102 million and $73 million, respectively, were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The loss on the sale of loans from the remaining pools, representing the difference between the carrying amount and consideration received, was recorded in "Loss on sale of loans, net" in the accompanying consolidated statements of income. These losses were mitigated by increases in the FDIC indemnification asset, reflected in the consolidated statement of income line item "Net gain (loss) on indemnification asset." Reimbursements from the FDIC under the terms of the Loss Sharing Agreements are calculated based on UPB rather than on the carrying value of the loans; therefore the amount of gain on indemnification asset reflected in the table above also includes amounts reimbursable from the FDIC related to loans sold from the pool with a zero carrying value.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

Allowance for loan and lease losses

        Activity in the ALLL is summarized as follows (in thousands):

	2013
	Residential	Commercial	Consumer	Total
Beginning balance	$19,164	$39,543	$414	$59,121
Provision for (recovery of) loan losses:
ACI loans	—	(2,891)	—	(2,891)
Non-ACI loans	4,043	(2,890)	—	1,153
New loans	(3,800)	35,368	2,134	33,702

Total provision	243	29,587	2,134	31,964
Charge-offs:
ACI loans	—	(2,235)	—	(2,235)
Non-ACI loans	(4,134)	(171)	—	(4,305)
New loans	(10)	(17,987)	(484)	(18,481)

Total charge-offs	(4,144)	(20,393)	(484)	(25,021)
Recoveries:
Non-ACI loans	90	2,690	—	2,780
New loans	—	758	123	881

Total recoveries	90	3,448	123	3,661

Ending balance	$15,353	$52,185	$2,187	$69,725

	2012
	Residential	Commercial	Consumer	Total
Beginning balance	$10,175	$38,176	$51	$48,402
Provision for (recovery of) loan losses:
ACI loans	—	(4,347)	—	(4,347)
Non-ACI loans	6,175	(2,331)	—	3,844
New loans	6,060	12,979	360	19,399

Total provision	12,235	6,301	360	18,896
Charge-offs:
ACI loans	—	(3,966)	—	(3,966)
Non-ACI loans	(3,275)	(316)	—	(3,591)
New loans	—	(2,929)	—	(2,929)

Total charge-offs	(3,275)	(7,211)	—	(10,486)
Recoveries:
Non-ACI loans	29	1,850	—	1,879
New loans	—	427	3	430

Total recoveries	29	2,277	3	2,309

Ending balance	$19,164	$39,543	$414	$59,121

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents information about the balance of the ALLL and related loans as of December 31, 2013 and 2012 (in thousands):

	2013				2012
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$15,353	$52,185	$2,187	$69,725	$19,164	$39,543	$414	$59,121

Ending balance: non-ACI and new loans individually evaluated for impairment	$855	$9,467	$—	$10,322	$984	$1,533	$—	$2,517

Ending balance: non-ACI and new loans collectively evaluated for impairment	$14,498	$39,825	$2,187	$56,510	$18,180	$29,991	$414	$48,585

Ending balance: ACI	$—	$2,893	$—	$2,893	$—	$8,019	$—	$8,019

Ending balance: non-ACI	$9,070	$432	$—	$9,502	$9,071	$803	$—	$9,874

Ending balance: new loans	$6,283	$48,860	$2,187	$57,330	$10,093	$30,721	$414	$41,228

Loans:
Ending balance	$3,111,167	$5,720,722	$221,720	$9,053,609	$2,523,564	$3,012,394	$35,781	$5,571,739

Ending balance: non-ACI and new loans individually evaluated for impairment	$5,663	$22,584	$—	$28,247	$4,545	$24,690	$—	$29,235

Ending balance: non-ACI and new loans collectively evaluated for impairment	$2,008,890	$5,490,324	$220,041	$7,719,255	$1,166,411	$2,721,065	$33,542	$3,921,018

Ending balance: ACI loans	$1,096,614	$207,814	$1,679	$1,306,107	$1,352,608	$266,639	$2,239	$1,621,486

Credit quality information—New and non-ACI loans

        Commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $750,000 as well as loans that have been modified in troubled debt restructurings are individually evaluated for impairment. The tables below

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

present information about new and non-ACI loans individually evaluated for impairment and identified as impaired as of December 31, 2013 and 2012 (in thousands):

	2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
New loans:
With no specific allowance recorded:
Multi-family	$—	$—	$—	$3,649	$3,649	$—
Commercial real estate
Owner occupied	1,751	1,754	—	—	—	—
Non-owner occupied	1,444	1,444	—	1,564	1,564	—
Commercial and industrial	—	—	—	9,858	9,860	—
With a specific allowance recorded:
Commercial and industrial	16,048	16,055	8,696	4,377	4,381	649
Lease financing	1,345	1,345	771	1,677	1,677	884
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	20,588	20,598	9,467	21,125	21,131	1,533

	$20,588	$20,598	$9,467	$21,125	$21,131	$1,533

Non-ACI loans:
With no specific allowance recorded:
1 - 4 single family residential	$168	$198	$—	$375	$446	$—
Home equity loans and lines of credit	1,703	1,734	—	176	179	—
Commercial real estate
Non-owner occupied	—	—	—	59	59	—
Commercial and industrial	1,996	1,999	—	3,506	3,508	—
With a specific allowance recorded:
1 - 4 single family residential	3,564	4,203	827	3,577	4,252	970
Home equity loans and lines of credit	228	232	28	417	425	14
Total:
Residential	$5,663	$6,367	$855	$4,545	$5,302	$984
Commercial	1,996	1,999	—	3,565	3,567	—

	$7,659	$8,366	$855	$8,110	$8,869	$984

        Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents the average recorded investment in impaired new and non-ACI loans for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013		2012		2011
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1 - 4 single family residential	$—	$3,891	$—	$2,757	$—	$577
Home equity loans and lines of credit	—	1,494	—	119	—	—

	—	5,385	—	2,876	—	577
Commercial:
Multi-family	730	—	4,614	—	—	—
Commercial real estate	2,224	—	1,291	143	—	73
Construction and land	—	—	190	1,074	266	1,074
Commercial and industrial	16,837	2,424	7,274	3,749	1,162	6,317
Lease financing	1,478	—	671	—	—	—

	21,269	2,424	14,040	4,966	1,428	7,464

	$21,269	$7,809	$14,040	$7,842	$1,428	$8,041

        The following table presents the carrying amount of new and non-ACI loans on non-accrual status as of December 31, 2013 and 2012 (in thousands):

	2013		2012
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1 - 4 single family residential	$194	$293	$155	$2,678
Home equity loans and lines of credit	—	6,559	—	9,767

	194	6,852	155	12,445
Commercial:
Commercial real estate
Owner occupied	2,785	—	55	—
Non-owner occupied	1,444	52	1,564	59
Construction and land	244	—	278	—
Commercial and industrial	16,612	2,765	11,907	4,530
Lease financing	1,370	—	1,719	—

	22,455	2,817	15,523	4,589

Consumer	75	—	—	—

	$22,724	$9,669	$15,678	$17,034

        New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.5 million and $0.2 million at December 31, 2013 and 2012, respectively. The amount of additional interest income that would have been recognized on non-accrual loans and TDRs had they performed in accordance with their contractual terms is not material.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table summarizes new and non-ACI loans that were modified in TDRs during the years ended December 31, 2013, 2012 and 2011 as well as new and non-ACI loans modified during the years ended December 31, 2013, 2012 and 2011 that experienced payment defaults during the periods indicated (dollars in thousands):

	2013				2012				2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Multi-family	—	$—	—	$—	1	$3,649	—	$—	—	$—	—	$—
Commercial and industrial	3	8,291	—	—	7	1,999	2	594	1	231	1	231

	3	$8,291	—	$—	8	$5,648	2	$594	1	$231	1	$231

Non-ACI loans:
1 - 4 single family residential	2	$335	1	$167	5	$2,428	2	$1,139	11	$1,521	5	$938
Home equity loans and lines of credit	4	1,338	1	196	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	2	295	2	295
Commercial and industrial	—	—	—	—	1	9	—	—	3	71	3	71

	6	$1,673	2	$363	6	$2,437	2	$1,139	16	$1,887	10	$1,304

        Modifications during the years ended December 31, 2013, 2012 and 2011 included restructuring of the amount and timing of required periodic payments, modifications of interest rates, extensions of maturity and residential modifications under the U.S. Treasury Department's Home Affordable Modification Program ("HAMP"). Included in TDRs are loans to consumer borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company's consolidated financial statements or on the determination of the amount of the ALLL for the years ended December 31, 2013, 2012 and 2011.

        Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. Original LTV ratio and original FICO score are also important indicators of credit quality for the new 1-4 single family residential portfolio, while original FICO score is an important indicator of credit quality for the indirect auto portfolio.

        Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management's estimates of loss factors used in determining the amount of the ALLL. Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $1 million are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management's close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable will be assigned an internal risk rating of doubtful.

        The following tables summarize key indicators of credit quality for the Company's new and non-ACI loans as of December 31, 2013 and 2012. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

Residential credit exposure, based on delinquency status:

	2013		2012
	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$1,824,084	$1,535	$927,859	$1,811
Past due less than 90 days	3,099	—	7,619	143
Past due 90 days or more	597	—	193	—

	$1,827,780	$1,535	$935,671	$1,954

Non-ACI loans:
Current	$56,248	$116,036	$71,096	$140,975
Past due less than 90 days	3,422	2,973	5,057	4,005
Past due 90 days or more	—	6,559	2,431	9,767

	$59,670	$125,568	$78,584	$154,747

1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608

	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

	2012
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$33,141	$29,292	$35,761	$217,249	$315,443
60% - 70%	16,852	12,286	41,863	159,068	230,069
70% - 80%	28,251	27,068	54,367	256,605	366,291
More than 80%	16,822	1,505	1,200	4,341	23,868

	$95,066	$70,151	$133,191	$637,263	$935,671

Consumer credit exposure, based on delinquency status:

	2013	2012
New loans:
Current	$219,083	$33,488
Past due less than 90 days	927	54
Past due 90 days or more	31	—

	$220,041	$33,542

Consumer indirect auto credit exposure for new loans, based on original FICO score:

2013
FICO:
740 or greater	$79,220
680 - 739	94,090
620 - 679	34,425

$207,735

        The balance of indirect auto loans was insignificant at December 31, 2012.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

Commercial credit exposure, based on internal risk rating:

	2013
	Multi-Family	Commercial Real Estate— Owner Occupied	Commercial Real Estate— Non-Owner Occupied	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$1,098,383	$704,403	$946,208	$137,513	$2,236,331	$338,992	$5,461,830
Special mention	—	—	—	—	7,892	—	7,892
Substandard	770	7,080	1,444	244	15,906	599	26,043
Doubtful	—	51	—	—	8,918	771	9,740

	$1,099,153	$711,534	$947,652	$137,757	$2,269,047	$340,362	$5,505,505

Non-ACI loans:
Pass	$—	$687	$—	$688	$3,177	$—	$4,552
Substandard	—	—	52	—	2,379	—	2,431
Doubtful	—	—	—	—	420	—	420

	$—	$687	$52	$688	$5,976	$—	$7,403

	2012
	Multi-Family	Commercial Real Estate— Owner Occupied	Commercial Real Estate— Non-Owner Occupied	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$299,303	$447,737	$341,280	$71,724	$1,274,595	$226,022	$2,660,661
Special mention	3,110	—	—	—	18,249	—	21,359
Substandard	4,068	2,469	1,564	278	38,837	1,719	48,935
Doubtful	—	55	—	—	1,100	—	1,155

	$306,481	$450,261	$342,844	$72,002	$1,332,781	$227,741	$2,732,110

Non-ACI loans:
Pass	$703	$851	$—	$775	$6,674	$—	$9,003
Substandard	9	—	59	—	3,882	—	3,950
Doubtful	—	—	—	—	692	—	692

	$712	$851	$59	$775	$11,248	$—	$13,645

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table presents an aging of loans in the new and non-ACI portfolios as of December 31, 2013 and 2012. Amounts are net of premiums, discounts, deferred fees and costs (in thousands):

	2013					2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1 - 4 single family residential	$1,824,084	$2,990	$109	$597	$1,827,780	$927,859	$7,458	$161	$193	$935,671
Home equity loans and lines of credit	1,535	—	—	—	1,535	1,811	143	—	—	1,954
Multi-family	1,099,153	—	—	—	1,099,153	306,481	—	—	—	306,481
Commercial real estate
Owner occupied	710,938	—	—	596	711,534	450,261	—	—	—	450,261
Non-owner occupied	947,652	—	—	—	947,652	342,844	—	—	—	342,844
Construction and land	137,757	—	—	—	137,757	72,002	—	—	—	72,002
Commercial and industrial	2,260,628	610	165	7,644	2,269,047	1,322,937	7,147	192	2,505	1,332,781
Lease financing	340,337	—	25	—	340,362	227,741	—	—	—	227,741
Consumer	219,083	766	161	31	220,041	33,488	9	45	—	33,542

	$7,541,167	$4,366	$460	$8,868	$7,554,861	$3,685,424	$14,757	$398	$2,698	$3,703,277

Non-ACI loans:
1 - 4 single family residential	$56,248	$3,129	$293	$—	$59,670	$71,096	$4,448	$609	$2,431	$78,584
Home equity loans and lines of credit	116,036	2,417	556	6,559	125,568	140,975	2,170	1,835	9,767	154,747
Multi-family	—	—	—	—	—	712	—	—	—	712
Commercial real estate
Owner occupied	687	—	—	—	687	851	—	—	—	851
Non-owner occupied	52	—	—	—	52	59	—	—	—	59
Construction and land	688	—	—	—	688	775	—	—	—	775
Commercial and industrial	3,722	—	4	2,250	5,976	7,164	27	12	4,045	11,248

	$177,433	$5,546	$853	$8,809	$192,641	$221,632	$6,645	$2,456	$16,243	$246,976

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

ACI Loans

        The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed carrying value. Changes in the accretable yield on ACI loans for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

Balance, December 31, 2010	$1,833,974
Reclassifications from non-accretable difference	135,933
Accretion	(446,292)

Balance, December 31, 2011	1,523,615
Reclassifications from non-accretable difference	206,934
Accretion	(444,483)

Balance, December 31, 2012	1,286,066
Reclassifications from non-accretable difference	282,952
Accretion	(410,446)

Balance, December 31, 2013	$1,158,572

        Accretable yield at December 31, 2013 included expected cash flows from a pool of 1-4 single family residential loans whose carrying value had been reduced to zero. The UPB of loans remaining in this pool was $64 million at December 31, 2013.

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

        The tables below set forth at December 31, 2013 and 2012 the carrying amount of ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in TDRs, and the related allowance amounts (in thousands):

	2013			2012
	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment in Impaired Loans or Pools	Unpaid Principal Balance	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate
Non-owner occupied	$384	$406	$—	$104	$171	$
Construction and land	567	588	—	512	669		—
Commercial and industrial	—	—	—	188	188		—
With a specific allowance recorded:
Multi-family	3,478	3,459	323	6,626	7,043		504
Commercial real estate
Owner occupied	2,643	2,812	369	3,076	3,853		692
Non-owner occupied	32,436	37,392	1,444	20,620	23,504		4,708
Construction and land	1,686	1,500	192	4,874	6,567		350
Commercial and industrial	3,932	4,262	565	7,580	7,959		1,765
Total:
Residential	$—	$—	$—	$—	$—		$—
Commercial	45,126	50,419	2,893	43,580	49,954		8,019

	$45,126	$50,419	$2,893	$43,580	$49,954		$8,019

        The following table presents the average recorded investment in impaired ACI loans or pools for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Residential:
Home equity loans and lines of credit	$—	$—	$45,947

	—	—	45,947

Commercial:
Multi-family	4,804	11,936	29,606
Commercial real estate	26,143	41,952	61,291
Construction and land	3,873	12,482	25,729
Commercial and industrial	5,744	12,825	23,877

	40,564	79,195	140,503

	$40,564	$79,195	$186,450

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

        The following table summarizes ACI loans that were modified in TDRs during the years ended December 31, 2013, 2012 and 2011 as well as ACI loans modified during the years ended December 31, 2013, 2012 and 2011 that experienced payment defaults during the periods indicated (dollars in thousands):

	2013				2012				2011
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$1,354	—	$—	3	$242	1	$9	3	$917	1	$197
Construction and land	—	—	—	—	—	—	—	—	1	435	2	435
Commercial and industrial	1	168	—	—	3	261	1	188	—	—	—	—

	4	$1,522	—	$—	6	$503	2	$197	4	$1,352	3	$632

        Modifications during the years ended December 31, 2013, 2012 and 2011 included restructurings of the amount and timing of payments, extensions of maturity and modifications of interest rates. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

        The following tables summarize key indicators of credit quality for the Company's ACI loans as of December 31, 2013 and 2012 (in thousands):

Residential credit exposure, based on delinquency status:

	2013		2012
	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit	1 - 4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$957,791	$33,967	$1,093,363	$43,226
Past due less than 90 days	43,346	1,479	63,435	1,818
Past due 90 days or more	55,875	4,156	143,311	7,455

	$1,057,012	$39,602	$1,300,109	$52,499

  Consumer credit exposure, based on delinquency status:

	2013	2012
Current	$1,477	$2,190
Past due less than 90 days	201	17
Past due 90 days or more	1	32

	$1,679	$2,239

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

  Commercial credit exposure, based on internal risk rating:

	2013
	Multi-Family	Commercial Real Estate— Owner Occupied	Commercial Real Estate— Non-Owner Occupied	Construction and Land	Commercial and Industrial	Total
Pass	$31,002	$40,725	$53,238	$7,373	$1,824	$134,162
Special mention	—	1,000	3,361	—	—	4,361
Substandard	10,445	13,454	37,845	3,227	4,206	69,177
Doubtful	—	—	94	—	20	114

	$41,447	$55,179	$94,538	$10,600	$6,050	$207,814

	2012
	Multi-Family	Commercial Real Estate—Owner Occupied	Commercial Real Estate—Non-Owner Occupied	Construction and Land	Commercial and Industrial	Total
Pass	$36,068	$48,011	$70,386	$6,937	$6,183	$167,585
Special mention	381	867	3,748	—	—	4,996
Substandard	19,699	13,884	40,910	11,127	8,198	93,818
Doubtful	—	—	13	—	227	240

	$56,148	$62,762	$115,057	$18,064	$14,608	$266,639

        The following table presents an aging of loans in the ACI portfolio as of December 31, 2013 and 2012 (in thousands):

	2013					2012
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1 - 4 single family residential	$957,791	$33,067	$10,279	$55,875	$1,057,012	$1,093,363	$47,529	$15,906	$143,311	$1,300,109
Home equity loans and lines of credit	33,967	1,150	329	4,156	39,602	43,226	1,254	564	7,455	52,499
Multi-family	38,877	—	—	2,570	41,447	47,474	45	—	8,629	56,148
Commercial real estate
Owner occupied	54,501	253	—	425	55,179	62,491	100	69	102	62,762
Non-owner occupied	81,754	3,245	—	9,539	94,538	109,417	1,975	378	3,287	115,057
Construction and land	7,373	—	—	3,227	10,600	9,257	—	—	8,807	18,064
Commercial and industrial	3,193	—	—	2,857	6,050	7,762	1,951	17	4,878	14,608
Consumer	1,477	—	201	1	1,679	2,190	10	7	32	2,239

	$1,178,933	$37,715	$10,809	$78,650	$1,306,107	$1,375,180	$52,864	$16,941	$176,501	$1,621,486

        1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $60 million and $151 million at December 31, 2013 and 2012, respectively. The carrying amount of commercial and commercial real estate ACI loans that are contractually delinquent

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 5 Loans and Allowance for Loan and Lease Losses (Continued)

in excess of ninety days but still classified as accruing loans due to discount accretion totaled $18 million and $26 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, discount is no longer being accreted on ACI commercial real estate loans with a carrying value of $1 million.

Note 6 FDIC Indemnification Asset

        When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of income line item "Income from resolution of covered assets, net." Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the statement of income line item "Net gain (loss) on indemnification asset" and reflected as corresponding increases or decreases in the FDIC indemnification asset.

        The following table summarizes the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$1,738	$(1,574)	$164
Income from resolution of covered assets, net	78,862	(64,793)	14,069
Loss on sale of covered loans	(16,195)	21,021	4,826
OTTI on covered investment securities available for sale	(963)	770	(193)
Gain on sale of OREO	9,568	(7,611)	1,957
Impairment of OREO	(1,939)	1,549	(390)

	$71,071	$(50,638)	$20,433

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 6 FDIC Indemnification Asset (Continued)

	2012
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$503	$344	$847
Income from resolution of covered assets, net	51,016	(41,962)	9,054
Loss on sale of covered loans	(29,270)	30,725	1,455
Gain on sale of OREO	4,164	(3,078)	1,086
Impairment of OREO	(9,926)	7,941	(1,985)

	$16,487	$(6,030)	$10,457

	2011
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$7,692	$(6,327)	$1,365
Income from resolution of covered assets, net	18,776	(6,871)	11,905
Loss on sale of covered loans	(70,366)	56,053	(14,313)
Loss on sale of OREO	(23,576)	17,272	(6,304)
Impairment of OREO	(24,569)	19,685	(4,884)

	$(92,043)	$79,812	$(12,231)

        Changes in the FDIC indemnification asset for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

Balance, December 31, 2010	$2,667,401
Accretion	55,901
Reduction for claims filed	(753,963)
Net gain on indemnification asset	79,812

Balance, December 31, 2011	2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on indemnification asset	(6,030)

Balance, December 31, 2012	1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on indemnification asset	(50,638)

Balance, December 31, 2013	$1,205,117

        Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 6 FDIC Indemnification Asset (Continued)

the years ended December 31, 2013, 2012 and 2011, non-interest expense includes approximately $8.3 million, $20.3 million, and $32.0 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $9.4 million, $19.6 million, and $31.5 million, respectively, were submitted to the FDIC for reimbursement. As of December 31, 2013, $13.5 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 7 Other Real Estate Owned

        At December 31, 2013 $39.7 million of the Company's OREO was covered under the Loss Sharing Agreements. An analysis of OREO activity for the years ended December 31, 2013, 2012 and 2011 follows (in thousands):

	2013	2012	2011
Balance, beginning of period	$76,022	$123,737	$206,680
Transfers from loan portfolio	68,084	151,302	312,958
Sales	(101,597)	(189,091)	(371,332)
Impairment	(1,939)	(9,926)	(24,569)

Balance, end of period	$40,570	$76,022	$123,737

Note 8 Equipment Under Operating Lease

        Equipment under operating lease consists of rail cars. The components of equipment under operating lease as of December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Equipment under operating lease	$201,163	$39,154
Less: accumulated depreciation	(4,680)	(422)

Equipment under operating lease, net	$196,483	$38,732

        Depreciation expense related to equipment under operating lease was $4.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

        At December 31, 2013, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2014	$15,309
2015	15,309
2016	14,023
2017	10,438
2018	6,248
Thereafter through 2020	6,491

$67,818

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 9 Premises and Equipment and Lease Commitments

        Premises and equipment are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Branch buildings and improvements	$18,049	$17,440
Leasehold improvements	47,912	30,491
Construction in progress	3,293	7,816
Furniture, fixtures and equipment	29,880	25,644
Computer equipment	11,212	10,356
Software and software licensing rights	26,855	22,363

	137,201	114,110
Less: accumulated depreciation	(42,923)	(25,507)

Premises and equipment, net	$94,278	$88,603

        Branch buildings and improvements includes $2 million related to a branch facility recorded under capital lease at December 31, 2013.

        Depreciation and amortization expense related to premises and equipment, including amortization of assets recorded under capital leases, was $18.2 million, $14.0 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $26.0 million, $23.3 million and $14.9 million, respectively.

        As of December 31, 2013, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2014	$22,315
2015	20,470
2016	19,565
2017	19,584
2018	18,406
Thereafter through 2034	100,198

$200,538

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10 Deposits

        The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$1,586,007	0.00%	$1,099,448	0.00%	$622,377	0.00%
Interest bearing	582,623	0.46%	504,614	0.63%	382,329	0.65%
Money market	3,403,276	0.51%	2,838,735	0.63%	2,165,230	0.88%
Savings	877,255	0.37%	1,073,709	0.58%	1,201,236	0.83%
Time	2,844,377	1.31%	2,632,451	1.48%	2,585,201	1.71%

	$9,293,538	0.65%	$8,148,957	0.81%	$6,956,373	1.09%

        Time deposit accounts with balances of $100,000 or more totaled approximately $2.1 billion and $1.5 billion at December 31, 2013 and 2012, respectively. Time deposit accounts with balances of $250,000 or more totaled $829 million and $540 million at December 31, 2013 and 2012, respectively. The following table presents maturities of time deposits with balances equal to or greater than $100,000 as of December 31, 2013 (in thousands):

Three months or less	$319,716
Over three through six months	374,717
Over six through twelve months	977,706
Over twelve months	457,398

$2,129,537

        Included in deposits at December 31, 2013 are $153 million of time deposits issued to the State of Florida, $521 million of other public funds deposits and reciprocal brokered deposits of $103 million. Investment securities available for sale with a carrying value of $312 million were pledged as security for public funds deposits at December 31, 2013.

        Interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Interest bearing demand	$2,698	$3,155	$2,499
Money market	17,355	17,878	19,020
Savings	3,265	6,215	10,006
Time	37,248	38,930	44,248

	$60,566	$66,178	$75,773

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11 Federal Home Loan Bank Advances and Other Borrowings

        At December 31, 2013 and 2012 outstanding FHLB advances and other borrowings consisted of the following (dollars in thousands):

	2013	2012
Federal Home Loan Bank advances	$2,412,050	$1,916,919
Securities sold under agreements to repurchase	346	8,175
Capital lease obligations	1,917	—

	$2,414,313	$1,925,094

        Securities sold under agreements to repurchase are offered to certain deposit customers, generally mature daily, and are not a significant source of funds for the Company. As of December 31, 2013 and 2012, the Company had pledged securities with a carrying value of approximately $23 million and $24 million, respectively, as collateral for securities sold under agreements to repurchase.

        Information about outstanding FHLB advances as of December 31, 2013 follows (dollars in thousands):

		Range of Interest Rates
				Weighted Average Rate
	Amount	Minimum	Maximum
Maturing in:
2014—30 days or less	$200,000	0.20%	0.36%	0.24%
2014—Over 30 days	1,765,000	0.20%	0.71%	0.29%
2015	270,350	0.00%	0.79%	0.48%
2016	75,000	0.68%	0.79%	0.73%
2017	105,000	0.95%	0.98%	0.97%

Total contractual balance outstanding	2,415,350
Acquisition accounting fair value adjustment and unamortized modification costs	(3,300)

Carrying value	$2,412,050

        During 2012, the Company modified FHLB advances with an outstanding balance of $105 million, extending the maturity and reducing the rate on the advances and incurring modification fees of $5.3 million. Additionally, during the year ended December 31, 2012, the Company elected to prepay $520 million of FHLB advances with a carrying value of $524 million for an aggregate cash payment of $538 million. The Company recorded a loss of $14.2 million on this extinguishment of debt.

        Acquisition accounting fair value adjustments and deferred modification costs on FHLB advances are being amortized as adjustments to interest expense over the remaining terms of the related advances using the effective yield method. The amortization of these adjustments and costs increased (reduced) interest expense by $131 thousand, $(14.8) million and $(19.1) million during the years ended December 31, 2013, 2012 and 2011, respectively.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11 Federal Home Loan Bank Advances and Other Borrowings (Continued)

        The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2013, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $4.6 billion as collateral for advances from the FHLB.

        At December 31, 2013, BankUnited had available borrowing capacity at the Federal Home Loan Bank of approximately $1.3 billion, unused borrowing capacity at the Federal Reserve Bank of approximately $94 million and unused Federal funds lines of credit with other financial institutions totaling $85 million.

Note 12 Income Taxes

        The components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Current:
Federal	$94,724	$170,973	$115,127
State	6,105	34,860	29,558

	100,829	205,833	144,685

Deferred:
Federal	5,028	(60,985)	(9,322)
State	3,209	(11,243)	(5,787)

	8,237	(72,228)	(15,109)

	$109,066	$133,605	$129,576

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 12 Income Taxes (Continued)

        A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company's actual income tax expense and effective tax rate for the years ended December 31, 2013, 2012 and 2011 follows (dollars in thousands):

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$111,301	35.00%	$120,703	35.00%	$67,460	35.00%

Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	6,597	2.08%	13,944	4.04%	7,172	3.72%
Income not subject to tax	(7,065)	(2.22)%	(6,019)	(1.75)%	(4,982)	(2.59)%
Non-deductible equity based compensation	—	0.00%	3,624	1.05%	47,023	24.40%
Uncertain state tax positions	(2,063)	(0.65)%	2,870	0.83%	12,757	6.62%
Other, net	296	0.09%	(1,517)	(0.43)%	146	0.08%

	$109,066	34.30%	$133,605	38.74%	$129,576	67.23%

        State income taxes in 2013 included credits of approximately $3.5 million, net of federal tax benefit, related to changes in certain state income tax positions taken in prior years.

        The components of deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$199,715	$290,735
Allowance for loan and lease losses	26,639	22,743
Acquisition costs	12,119	12,969
Net operating loss carryforwards	6,894	7,636
Net unrealized losses on derivatives designated as cash flow hedges	7,080	18,603
Other	19,210	21,133

Gross deferred tax assets	271,657	373,819

Deferred tax liabilities:
Deferred tax gain resulting from the FSB Acquisition	107,512	216,632
Net unrealized gains on investment securities available for sale	43,177	71,290
Premises and equipment and equipment under operating lease, due to differences in depreciation	45,081	20,931
Other	5,261	2,692

Gross deferred tax liabilities	201,031	311,545

Net deferred tax asset	$70,626	$62,274

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 12 Income Taxes (Continued)

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

        At December 31, 2013, the amount of remaining net operating loss carryforwards resulting from the acquisition of Herald was $19 million, expiring from 2029 through 2032. The tax benefits of net operating losses recognized for each of the years ended December 31, 2013 and 2012 was $0.8 million. No tax benefit of net operating losses was recognized for the year ended December 31, 2011.

        The Company has a liability for unrecognized tax benefits relating to uncertain tax positions primarily for state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 follows (in thousands):

	2013	2012	2011
Balance, beginning of period	$24,790	$20,961	$2,845
Additions for tax positions related to the current year	699	1,246	6,501
Additions for tax positions related to prior periods	—	—	7,982
Reductions due to settlements with taxing authorities	—	(41)	(185)
Reductions due to lapse of the statute of limitations	(3,340)	—	—

	22,149	22,166	17,143
Interest and penalties	(251)	2,624	3,818

Balance, end of period	$21,898	$24,790	$20,961

        As of December 31, 2013, 2012 and 2011, the Company had $10.0 million, $11.7 million and $10.9 million of unrecognized state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2013 as a result of the lapse in the statute of limitations total approximately $4.9 million.

        Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2013 and 2012, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $5.5 million and $5.9 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense were $(0.3) million, $2.1 million and $3.5 million in 2013, 2012 and 2011, respectively, including the reversal of $1.4 million of interest and penalties due to lapse of the statute of limitations in 2013.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 12 Income Taxes (Continued)

        The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. In June 2013, the federal income tax audit for the 2009 tax year was closed, with no material adjustments required. Income tax returns for the tax years ended December 31, 2013, 2012, 2011 and 2010 remain subject to examination in the U.S. Federal and various state tax jurisdictions. The tax year ended December 31, 2009 remains subject to examination by the state of Florida.

Note 13 Derivatives and Hedging Activities

        The Company uses interest rate swaps to manage interest rate risk related to variable rate FHLB advances and certificates of deposit with maturities of one year, which expose the Company to variability in cash flows due to changes in interest rates. The Company enters into LIBOR-based interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. The effective portion of changes in the fair value of interest rate swaps designated as cash flow hedging instruments is reported in AOCI and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings.

        The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2013, 2012 and 2011 was not material.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13 Derivatives and Hedging Activities (Continued)

        The following tables set forth certain information concerning the Company's interest rate contract derivative financial instruments and related hedged items at December 31, 2013 and 2012 (dollars in thousands):

	2013
				Weighted Average Remaining Life in Years
							Fair value
		Weighted Average Pay Rate	Weighted Average Receive Rate		Notional Amount	Balance Sheet Location
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	1.9	$225,000	Other liabilities	$—	$(10,591)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	3.8	1,505,000	Other assets / Other liabilities	16,960	(28,326)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.62%	Indexed to 1-month Libor	6.4	283,751	Other assets / Other liabilities	1,055	(3,816)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.62%	6.4	283,751	Other assets / Other liabilities	3,816	(1,055)

					$2,297,502		$21,831	$(43,788)

	2012
				Weighted Average Remaining Life in Years
							Fair value
		Weighted Average Pay Rate	Weighted Average Receive Rate		Notional Amount	Balance Sheet Location
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	2.8	$225,000	Other liabilities	$—	$(14,622)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.75%	3-Month Libor	3.8	285,000	Other liabilities	—	(36,182)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.18%	Indexed to 1-month Libor	4.8	102,712	Other liabilities	—	(4,908)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.18%	4.8	102,712	Other assets	4,908	—

					$715,424		$4,908	$(55,712)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13 Derivatives and Hedging Activities (Continued)

        The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(21,827)	$(17,962)	$(18,982)

Amount of loss related to termination of cash flow hedges reclassified from AOCI into non-interest income during the period	$—	$(8,701)	$—

Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$426

        During the years ended December 31, 2013 and 2011, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. During the year ended December 31, 2012, a derivative position designated as a cash flow hedge with a notional amount of $120 million was discontinued and a loss of $8.7 million was reclassified from AOCI into earnings as a result of the discontinuance of the cash flow hedge and the early extinguishment of related variable rate debt. As of December 31, 2013, the amount of loss expected to be reclassified from AOCI into income during the next twelve months was $25.4 million.

        Some of the Company's ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds, upon the initiation of other defined regulatory actions or upon suspension or withdrawal of the Bank's credit rating. Currently, there are no circumstances that would trigger these provisions of the agreements. Information on interest rate swaps subject to master netting agreements is as follows at December 31, 2013 and 2012 (in thousands):

	2013
				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$18,015	$—	$18,015	$(2,010)	$(14,714)	$1,291
Derivative liabilities	(42,733)	—	(42,733)	2,010	40,723	—

	$(24,718)	$—	$(24,718)	$—	$26,009	$1,291

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 13 Derivatives and Hedging Activities (Continued)

	2012
				Gross Amounts Not Offset in Balance Sheet
		Gross Amounts Offset in Balance Sheet
	Gross Amounts Recognized		Net Amounts Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount
Derivative liabilities	$(55,712)	$—	$(55,712)	$—	$55,712	$—

        The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.

        At December 31, 2013, the Company has pledged investment securities available for sale with a carrying amount of $44 million and cash on deposit of $14 million as collateral for these interest rate swaps in a liability position. Financial collateral of $15 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

        The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $3 million and $8 million at December 31, 2013 and 2012, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes "best efforts" forward loan sale commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded. The notional amount of forward loan sale commitment derivatives was $0.2 million and $2 million at December 31, 2013 and 2012, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at December 31, 2013 and 2012.

Note 14 Stockholders' Equity

        In February 2012, the Company created a series of 5,416,000 shares of preferred stock designated "Series A Nonvoting Convertible Preferred Stock", par value $0.01 per share. The preferred stock ranked pari passu with the Company's common stock with respect to the payment of dividends or distributions and had a liquidation preference of $0.01 per share. In March 2013, each share of preferred stock outstanding was converted into one share of common stock. Following the conversion, the preferred stock resumed the status of authorized and unissued preferred stock, undesignated as to series and available for future issuance.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 14 Stockholders' Equity (Continued)

        On February 2, 2011, the Company closed the IPO of 33,350,000 shares of its common stock at $27 per share. In the offering, the Company sold 4,000,000 shares and selling stockholders sold 29,350,000 shares. Proceeds received by the Company on the sale of the 4,000,000 shares amounted to $102.6 million, net of underwriting discounts. The Company incurred direct costs of the stock issuance of $4.0 million, which were charged to paid-in capital.

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

        In conjunction with the acquisition of Herald, the Company issued 1,834,160 warrants to purchase its common stock to certain former shareholders of Herald. The warrants expire in November 2018. Each warrant is exercisable at an exercise price of $9.47, in exchange for which the holder is entitled to receive 0.0827 shares of BKU common stock and cash of $1.73.

  Accumulated Other Comprehensive Income

        Changes in AOCI for the years ended December 31, 2013, 2012 and 2011 are summarized as follows (in thousands):

	2013
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the year	$(64,330)	$24,784	$(39,546)
Reclassification adjustment for net securities gains realized in income	(8,629)	3,329	(5,300)

Net change in unrealized gains on securities available for sale	(72,959)	28,113	(44,846)

Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the year	8,046	(3,104)	4,942
Amounts reclassified to interest expense on deposits	5,140	(1,982)	3,158
Amounts reclassified to interest expense on borrowings	16,687	(6,437)	10,250

Net change in unrealized losses on derivative instruments	29,873	(11,523)	18,350

Other comprehensive loss	$(43,086)	$16,590	$(26,496)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 14 Stockholders' Equity (Continued)

	2012
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the year	$112,165	$(43,272)	$68,893
Reclassification adjustment for net securities gains realized in income	(17,039)	6,573	(10,466)

Net change in unrealized gains on securities available for sale	95,126	(36,699)	58,427

Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the year	(14,405)	5,557	(8,848)
Amounts reclassified to interest expense on deposits	4,904	(1,892)	3,012
Amounts reclassified to interest expense on borrowings	13,058	(5,037)	8,021
Amounts reclassified to loss on termination of interest rate swap	8,701	(3,356)	5,345

Net change in unrealized losses on derivative instruments	12,258	(4,728)	7,530

Other comprehensive income	$107,384	$(41,427)	$65,957

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 14 Stockholders' Equity (Continued)

	2011
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the year	$(44)	$17	$(27)
Reclassification adjustment for net securities gains realized in income	(1,136)	438	(698)

Net change in unrealized gains on securities available for sale	(1,180)	455	(725)

Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the year	(40,507)	15,625	(24,882)
Amounts reclassified to interest expense on deposits	5,238	(2,020)	3,218
Amounts reclassified to interest expense on borrowings	13,744	(5,302)	8,442

Net change in unrealized losses on derivative instruments	(21,525)	8,303	(13,222)

Other comprehensive loss	$(22,705)	$8,758	$(13,947)

        The categories of AOCI and changes therein are presented below for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance, December 31, 2010	$55,897	$(23,931)	$31,966
Other comprehensive income	(725)	(13,222)	(13,947)

Balance, December 31, 2011	55,172	(37,153)	18,019
Other comprehensive income	58,427	7,530	65,957

Balance, December 31, 2012	113,599	(29,623)	83,976
Other comprehensive income	(44,846)	18,350	(26,496)

Balance, December 31, 2013	$68,753	$(11,273)	$57,480

Note 15 Equity Based Compensation and Other Benefit Plans

  Description of Equity Based Compensation Plans

        Pursuant to the terms of the BankUnited, Inc. 2009 Stock Option Plan (the "2009 Plan"), the Company's Board of Directors may grant up to 2,312,500 non-qualified stock options to key employees of the Company and its affiliates. Stock options may be granted with an exercise price equal to or

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15 Equity Based Compensation and Other Benefit Plans (Continued)

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

        In connection with the IPO, the Company adopted the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the "2010 Plan"). The 2010 Plan is administered by the Board of Directors or a committee thereof and provides for the grant of non-qualified stock options, share appreciation rights ("SARs"), restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 1,056,087 shares remain available for issuance as of December 31, 2013. Shares of common stock delivered under the plan may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plan may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.

        At the time of acquisition by BankUnited, Inc., Herald had an existing stock option plan, the Heritage Bank, N.A. 2008 Stock Incentive Plan (the "Herald Plan"). Replacement options issued to employees and directors of Herald in conjunction with the acquisition were issued under the Herald Plan. No further awards are available for issuance under the Herald Plan.

  Compensation Expense Related to Equity Based Awards

        The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Compensation cost of equity based awards:
Unvested and restricted share awards	$11,618	$7,389	$2,069
Option awards	1,362	2,671	1,707
Performance share awards	798	507	—
PIUs	—	—	110,398
Instruments issued in exchange for PIUs	—	13,235	30,614

Total compensation cost of equity based awards	13,778	23,802	144,788
Related tax benefits	(5,021)	(4,887)	(3,767)

Compensation cost of equity based awards, net of tax	$8,757	$18,915	$141,021

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15 Equity Based Compensation and Other Benefit Plans (Continued)

        The following table summarizes total unrecognized compensation cost and the weighted average remaining period over which compensation cost will be recognized for share and option awards outstanding at December 31, 2013:

	Unrecognized Compensation Cost	Weighted Average Remaining Period
Share awards	$13,473	1.56
Option awards	$609	0.96

  Share Awards

  Unvested share awards

        A summary of activity related to unvested share awards granted under the 2010 Plan for the years ended December 31, 2013, 2012 and 2011 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2010	—	$—
Granted	706,230	24.58
Issued in exchange for PIUs	1,931,745	27.00
Vested	(965,873)	27.00
Canceled or forfeited	(8,280)	28.05

Unvested share awards outstanding, December 31, 2011	1,663,822	25.97
Granted	608,714	23.42
Vested	(1,179,118)	26.58
Canceled or forfeited	(90,629)	24.18

Unvested share awards outstanding, December 31, 2012	1,002,789	23.86
Granted	109,585	28.77
Vested	(436,577)	24.54
Canceled or forfeited	(58,682)	23.61

Unvested share awards outstanding, December 31, 2013	617,115	$24.27

        Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. The following table summarizes the closing price of the Company's stock on the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15 Equity Based Compensation and Other Benefit Plans (Continued)

date of grant and the aggregate grant date fair value of shares vesting during the years ended December 31, 2013, 2012 and 2011(in thousands, except per share data):

	2013	2012	2011
Range of the closing price on date of grant	$24.53 - $30.72	$23.08 - $25.20	$21.74 - $28.05
Aggregate grant date fair value of shares vesting	$10,714	$31,346	$26,079

        Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Shares issued in exchange for PIUs, valued at the IPO price of $27, retained the vesting provisions of the time-based PIUs for which they were exchanged and fully vested in 2012. Unvested shares participate in dividends declared on the Company's common stock on a one-for-one basis.

  Performance share awards

        Certain of the Company's executive officers are eligible to receive performance share awards at the end of each 12 month performance period ending on June 30. The dollar value of share awards to be granted is based on the achievement of certain performance criteria pre-established annually by the Company's Compensation Committee. The number of performance shares to be awarded is variable; therefore, these awards are initially classified as liability instruments in the Company's consolidated balance sheets. The awards vest over varying schedules of up to three years.

        The first annual performance period ended on June 30, 2013, resulting in awards with an aggregate value of $2.0 million. Based on the closing price of the Company's common stock on the date of grant, 66,822 share awards were granted. These shares are included in the summary of activity related to unvested share awards above. The maximum aggregate value of performance shares that may be granted for the performance period ending June 30, 2014 is $1.5 million. As of December 31, 2013, a liability of $255 thousand related to these performance share awards was reflected in the consolidated balance sheet based on management's assessment of the probability that the defined performance criteria will be achieved and the vesting terms of the awards to be granted.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15 Equity Based Compensation and Other Benefit Plans (Continued)

  Restricted share awards

        In 2012, the Company granted shares of restricted stock under the 2010 Plan to certain of its officers. The restricted shares vest on varying schedules through December 31, 2014 and embody post-vesting transfer restrictions through the first anniversary of each vesting date. Restricted share activity for the years ended December 31, 2013 and 2012 is presented below:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Restricted share awards outstanding, December 31, 2011	—	$—
Granted	276,429	22.27
Vested	(89,322)	22.28

Restricted share awards outstanding, December 31, 2012	187,107	22.27
Vested	(97,786)	22.25

Restricted share awards outstanding, December 31, 2013	89,321	$22.28

        Restricted shares were valued at the closing price of the Company's common stock at the date of grant, less a discount for lack of marketability ("DLOM") related to post-vesting transferability restrictions. The model used to calculate the DLOM first determines an estimated volatility based on historical and implied volatility of the Company's common stock and then, utilizing the estimated volatility, calculates the DLOM using both the "protective put method" and the "Asian put method." Discounts applied in valuing restricted shares granted during 2012 ranged from 7.10% to 11.55%. The aggregate fair value of restricted shares granted was $6.2 million, net of a $0.8 million DLOM. Vested and unvested restricted shares participate in dividends declared on the Company's common stock on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15 Equity Based Compensation and Other Benefit Plans (Continued)

  Option Awards

        A summary of activity related to stock option awards for the years ended December 31, 2013, 2012 and 2011 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2010	981,710	$17.04
Granted	300,000	22.31
Option awards issued in exchange for PIUs	4,534,970	27.00
Exercised	(31,029)	10.48
Canceled or forfeited	(47,529)	19.55

Option awards outstanding, December 31, 2011	5,738,122	25.20
Replacement options issued in conjunction with the acquisition of Herald	256,028	31.32
Exercised	(251,120)	14.32
Canceled or forfeited	(44,242)	34.31

Option awards outstanding, December 31, 2012	5,698,788	25.89
Exercised	(539,588)	18.37
Canceled or forfeited	(88,261)	43.30

Option awards outstanding, December 31, 2013	5,070,939	26.38

Exercisable at December 31, 2013	5,004,273	$26.44

        The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $6.1 million, $2.6 million and $370 thousand, respectively.

        There were no option awards granted during the year ended December 31, 2013. The grant-date fair value of option awards granted during the years ended December 31, 2012 and 2011 was determined using a Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2012	2011
	Options Granted	Options Granted	Exchanged for PIUs
Expected volatility	35.97%	42.85%	45.00%
Expected dividend yield	2.95%	2.51%	2.07%
Expected term in years	1.7	6.0	5.1
Risk-free interest rate	0.27%	1.07%	1.98%
Weighted average grant date fair value	$4.70	$7.19	$9.42

        Prior to the IPO, the Company's common stock was not traded on an exchange. Expected volatility for options granted in exchange for PIUs in conjunction with the IPO was based on the volatility of comparable peer banks. Due to limited trading history in the Company's common stock, expected volatility for options granted subsequent to the IPO was estimated using both the volatility of the

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15 Equity Based Compensation and Other Benefit Plans (Continued)

Company's common stock since it began trading and the volatility of peer companies. At the time these options were granted, the Company had limited exercise history related to stock option awards. Therefore, the simplified method provided for in Staff Accounting Bulletin 14 was used to estimate the expected term.

        Additional information about options outstanding and exercisable at December 31, 2013 is presented in the following table:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$10.00 - $13.39	78,110	5.73	$1,701	78,110	5.73	$1,701
$15.94 - $19.97	107,218	6.38	1,612	107,218	6.38	1,612
$21.36 - $22.31	332,956	7.63	3,540	266,290	7.55	2,832
$27	4,534,970	7.09	26,847	4,534,970	7.09	26,847
$63.74	17,685	4.95	—	17,685	4.95	—

	5,070,939	7.08	$33,700	5,004,273	7.07	$32,992

  Profits Interests Units

        In conjunction with the IPO, the PIUs outstanding were exchanged for a combination of vested and unvested shares of the Company's common stock and vested and unvested stock options. The unvested shares and vested stock options participate in dividends declared on the Company's common stock on a one-for-one basis. The unvested stock options participated on a one-for-one basis in dividends declared on common stock until they vested. All of these instruments have vested. In the first quarter of 2011 in conjunction with the IPO, the Company recorded approximately $110.4 million in compensation expense related to the exchange and vesting of PIUs. This expense, which was not deductible for tax purposes, resulted in an offsetting increase in paid-in capital.

  Deferred Compensation Plan

        The Company has a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for a select group of highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The Deferred Compensation Plan provides for Company contributions equal to 100% of the first 1% plus 70% of the next 5% of eligible compensation deferred. The Company credits each participant's account at an annual interest rate determined by the Company's Compensation Committee. The Company accrued interest on the deferred obligation at an annual rate of 6% for the years ended December 31, 2013, 2012 and 2011. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 15 Equity Based Compensation and Other Benefit Plans (Continued)

the specified distribution year elected. The specified distribution year can be no earlier than the third calendar year after the calendar year in which the participant deferrals and or Company contributions are made. A participant may elect to be paid in a lump sum or in five, ten or fifteen annual installments. Deferred compensation expense for this plan was $373 thousand, $312 thousand and $217 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

  BankUnited 401(k) Plan

        The Company sponsors the BankUnited 401(k) Plan, a tax-qualified, deferred compensation plan (the "401(k) Plan"). Under the terms of the 401(k) Plan, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2013, 2012 and 2011, BankUnited made matching contributions to the 401(k) Plan of approximately $4.1 million, $3.6 million and $3.0 million, respectively.

Note 16 Regulatory Requirements and Restrictions

        The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2013 and 2012, all capital ratios of the Company and its banking subsidiaries exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16 Regulatory Requirements and Restrictions (Continued)

        The following tables provide information regarding regulatory capital for the Company and its banking subsidiaries as of December 31, 2013 and 2012 (dollars in thousands):

	2013
	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,801,848	12.42%	N/A	(1)	N/A (1)	$580,454	4.00%
Tier 1 risk-based capital	$1,801,848	21.06%	$513,439		6.00%	$342,293	4.00%
Total risk based capital	$1,876,640	21.93%	$855,732		10.00%	$684,586	8.00%
BankUnited:
Tier 1 leverage	$1,519,285	10.58%	$718,098		5.00%	$574,479	4.00%
Tier 1 risk-based capital	$1,519,285	18.06%	$504,822		6.00%	$336,548	4.00%
Total risk based capital	$1,592,564	18.93%	$841,371		10.00%	$673,097	8.00%

	2012
	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,646,120	13.16%	N/A	(1)	N/A (1)	$500,402	4.00%
Tier 1 risk-based capital	$1,646,120	33.60%	$293,952		6.00%	$195,968	4.00%
Total risk based capital	$1,708,907	34.88%	$489,920		10.00%	$391,936	8.00%
BankUnited:
Tier 1 leverage	$1,304,980	11.01%	$592,836		5.00%	$474,269	4.00%
Tier 1 risk-based capital	$1,304,980	29.12%	$268,903		6.00%	$179,269	4.00%
Total risk based capital	$1,361,736	30.38%	$448,173		10.00%	$358,538	8.00%
Herald:
Tier 1 leverage	$91,249	18.78%	$24,294		5.00%	$19,435	4.00%
Tier 1 risk-based capital	$91,249	31.67%	$17,287		6.00%	$11,525	4.00%
Total risk based capital	$92,998	32.28%	$28,810		10.00%	$23,048	8.00%

(1)
There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

        For purposes of risk based capital computations, the FDIC Indemnification asset and the covered assets are risk-weighted at 20% due to the conditional guarantee represented by the Loss Sharing Agreements.

        BankUnited is subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above certain minimums, and to remain

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 16 Regulatory Requirements and Restrictions (Continued)

"well-capitalized" under the prompt corrective action regulations. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of BankUnited to pay dividends in the future.

        BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank. At December 31, 2013, the reserve requirement for BankUnited was $24 million.

Note 17 Fair Value Measurements

  Assets and liabilities measured at fair value on a recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.

        Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities, certain preferred stocks and mutual funds. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. Investment securities available for sale that are generally classified within level 2 of the fair value hierarchy include U.S. Government agency securities, U.S. Government agency and sponsored enterprise mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, certain private label mortgage-backed securities, Re-Remics, private label commercial mortgage-backed securities, collateralized loan obligations, state and municipal obligations and U.S. Small Business Administration securities. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label mortgage-backed securities and trust preferred securities. The Company typically values these securities using internally developed or third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

hierarchy. Loan commitment derivatives are priced based on a bid pricing convention adjusted based on the Company's historical fallout rates. Fallout rates are a significant unobservable input; therefore, these fair value measurements are classified within level 3 of the fair value hierarchy. The fair value of loan commitment derivatives is nominal.

        The following tables present assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,574,303	$—	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	26,777	—	26,777
Re-Remics	—	271,785	—	271,785
Private label residential mortgage-backed securities and CMOs	—	110,710	199,408	310,118
Private label commercial mortgage-backed securities	—	808,772	—	808,772
Non-mortgage asset-backed securities	—	178,994	—	178,994
Mutual funds and preferred stocks	149,427	250	—	149,677
Small Business Administration securities	—	308,937	—	308,937
Other debt securities	—	3,160	4,601	7,761
Derivative assets	—	21,831	35	21,866

Total assets at fair value	$149,427	$3,305,519	$204,044	$3,658,990

Derivative liabilities	$—	$43,788	$3	$43,791

Total liabilities at fair value	$—	$43,788	$3	$43,791

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

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

        There were no transfers of financial assets between levels of the fair value hierarchy during the year ended December 31, 2013.

        During the year ended December 31, 2012, certain non-covered private label residential mortgage-backed securities and certain non-mortgage asset-backed securities with an aggregate fair value of $271 million were transferred from level 3 to level 2 of the fair value hierarchy. Activity in the market for these securities had increased such that unobservable inputs were no longer significant to the valuation process.

        During the year ended December 31, 2011, financial institution preferred stocks with a fair value of $200 million were transferred from level 2 to level 1 of the fair value hierarchy. Activity in the market for these securities had increased, enabling management to obtain quoted prices in a market considered to be active for identical securities on the measurement date. Non-mortgage asset-backed securities with a fair value of $65 million were transferred from level 2 to level 3 of the fair value hierarchy due to an increase in the significance of unobservable inputs to the valuation of the securities transferred. Re-Remics, private label commercial mortgage-backed securities, and non-mortgage asset-backed securities with a fair value of $780 million were transferred from level 3 to level 2 of the fair value hierarchy due to an increase in the level of market activity for these securities such that unobservable inputs were no longer considered significant to the valuation process.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

        The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$243,058	$4,173	$—	$(29)
Gains (losses) for the period included in:
Net income	—	—	35	26
Other comprehensive income	(2,157)	691	—	—
Premium and discount (amortization) accretion	12,470	61	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(53,963)	(324)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—

Balance at end of period	$199,408	$4,601	$35	$(3)

	2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	Derivative Liabilities
Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains (losses) for the period included in:
Net income	—	—	—	(29)
Other comprehensive income	16,629	1,482	1,234	—
Premium and discount (amortization) accretion	12,713	443	63	—
Purchases or issuances	167,300	—	—	—
Sales	—	—	—	—
Settlements	(136,244)	(15,499)	(283)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	(205,027)	(66,296)	—	—

Balance at end of period	$243,058	$—	$4,173	$(29)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

	2011
	Re-Remics	Private Label Residential Mortgage-Backed Securities	Private Label Commercial Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	FDIC Warrant	PIU Liability	Derivative Liabilities
Balance at beginning of period	$612,631	$382,920	$—	$130,610	$3,943	$(25,000)	$(44,964)	$(78)
Gains (losses) for the period included in:
Net income	—	—	—	—	—	—	—	78
Other comprehensive income	(9,949)	(18,135)	6,033	(3,256)	(771)	—	—	—
Premium and discount (amortization) accretion	1,430	17,595	2,171	(4,872)	84	—	—	—
Purchases or issuances	—	93,594	178,370	140,922	—	—	—	—
Sales	—	—	—	(14,978)	—	—	—	—
Settlements	(145,700)	(88,287)	(22,856)	(75,288)	(97)	25,000	44,964	—
Transfers into level 3	—	—	—	64,533	—	—	—	—
Transfers out of level 3	(458,412)	—	(163,718)	(157,801)	—	—	—	—

Balance at end of period	$—	$387,687	$—	$79,870	$3,159	$—	$—	$—

        Changes in the fair value of derivatives are included in the consolidated statement of income line item "Other non-interest expense."

        The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy as of December 31, 2013 (dollars in thousands):

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Private label residential mortgage-backed securities and CMOs—Covered	$175,863	Discounted cash flow	Voluntary prepayment rate	2.70% - 20.00% (6.99%)
			Probability of default	0.02% - 19.13% (4.49%)
			Loss severity	0.00% - 55.00% (17.29%)
Private label residential mortgage-backed securities and CMOs—Non-covered	$23,545	Discounted cash flow	Voluntary prepayment rate	9.42% - 14.64% (13.53%)
			Probability of default	0.20% - 1.42% (1.01%)
			Loss severity	0.07% - 9.46% (3.88%)

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

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

        Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at December 31, 2013 had an aggregate fair value of $24 million. These securities consisted of senior tranches issued from 2003 to 2004 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.5% to 3.7%, ratings ranging from BBB- to A and subordination levels ranging from 7.3% to 11.3%.

        The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at December 31, 2013 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities with a fair value of $176 million. The trust preferred securities are not material to the Company's financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral performance; however, because of the Loss Sharing Agreements, the Company has minimal risk with respect to fluctuations in the value of these securities.

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

  Assets and liabilities measured at fair value on a non-recurring basis

        Following is a description of the methodologies used to estimate the fair values of assets and liabilities that may be measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

        Impaired loans and OREO—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

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

        Mortgage Servicing Rights—Fair value is estimated using a discounted cash flow technique that incorporates market-based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults.

        The following tables present assets for which non-recurring changes in fair value have been recorded for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
OREO	$—	$—	$40,570	$40,570	$(1,939)

Impaired loans	$—	$—	$7,320	$7,320	$(22,865)

	2012
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
OREO	$—	$—	$76,022	$76,022	$(9,926)

Impaired loans	$—	$—	$5,956	$5,956	$(1,600)

	2011
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
OREO	$—	$—	$123,737	$123,737	$(24,569)

Impaired loans	$—	$—	$5,028	$5,028	$(4,254)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

        The following table presents the carrying value and fair value of financial instruments as of December 31, 2013 and 2012 and the level within the fair value hierarchy in which those measurements are classified (dollars in thousands):

		2013		2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$252,749	$252,749	$495,353	$495,353
Investment securities available for sale	1/2/3	3,637,124	3,637,124	4,172,412	4,172,412
Non-marketable equity securities	2	152,066	152,066	133,060	133,060
Loans held for sale	2	194	197	2,129	2,151
Loans:
Covered	3	1,471,493	2,199,683	1,846,482	2,508,466
Non-covered	3	7,512,391	7,424,698	3,666,136	3,718,377
FDIC Indemnification asset	3	1,205,117	854,703	1,457,570	1,285,434
Accrued interest receivable	2	25,150	25,150	22,059	22,059
Derivative assets	2/3	21,866	21,866	4,908	4,908
Liabilities:
Demand, savings and money market deposits	2	$7,250,401	$7,250,401	$5,897,362	$5,897,362
Time deposits	2	3,282,027	3,303,358	2,640,711	2,666,780
Federal Home Loan Bank advances and other borrowings	2	2,414,313	2,417,566	1,925,094	1,937,491
Accrued interest payable	2	1,643	1,643	3,877	3,877
Derivative liabilities	2/3	43,791	43,791	55,741	55,741

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

  Non-marketable equity securities:

        Non-marketable equity securities include FHLB and FRB stock. There is no market for these securities, which can be liquidated only by redemption by the issuer. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value. Non-marketable equity securities are evaluated quarterly for potential impairment.

  Loans held for sale:

        The fair value of conforming loans originated and held for sale is based on pricing currently available to the Company in the secondary market.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 17 Fair Value Measurements (Continued)

  ACI and non-ACI loans:

        Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, estimated collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan, whether or not the loan is amortizing and loan specific net realizable value analyses for certain commercial and commercial real estate loans. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates are based on current market rates for new originations of comparable loans adjusted for liquidity and credit risk premiums that the Company believes would be required by market participants.

  New loans:

        Fair values of residential loans are estimated using a discounted cash flow analysis with discount rates based on yields at which similar loans are trading in the secondary market, which reflect assumptions about credit risk. Fair values of commercial and consumer loans are estimated using a discounted cash flow analysis with discount rates based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The ALLL related to commercial and consumer loans is considered a reasonable estimate of the required adjustment to fair value to reflect the impact of credit risk. This estimate may not represent an exit value as defined in ASC 820.

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

December 31, 2013

Note 18 Commitments and Contingencies

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

        Total lending related commitments outstanding at December 31, 2013 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$685,384	$685,384
Commitments to purchase loans	—	66,290	66,290
Unfunded commitments under lines of credit	51,085	920,638	971,723
Commercial and standby letters of credit	—	50,468	50,468

	$51,085	$1,722,780	$1,773,865

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 18 Commitments and Contingencies (Continued)

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

Note 19 Condensed Financial Statements of BankUnited, Inc.

        Condensed financial statements of BankUnited, Inc. are presented below (in thousands):

Condensed Balance Sheets

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$132,293	$52,989
Investment securities available for sale, at fair value	132,262	155,688
Investment in subsidiaries	1,643,939	1,554,153
Deferred tax asset, net	15,043	14,973
Other assets	31,254	32,582

Total assets	$1,954,791	$1,810,385

Liabilities and Stockholders' Equity:
Liabilities	$26,093	$3,705
Stockholders' equity	1,928,698	1,806,680

Total liabilities and stockholders' equity	$1,954,791	$1,810,385

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 19 Condensed Financial Statements of BankUnited, Inc. (Continued)

Condensed Statements of Income

	Years Ended December 31,
	2013	2012	2011
Income:
Interest and dividends on investment securities available for sale	$5,647	$3,890	$2,033
Service fees from subsidiaries	6,293	14,043	25,659
Equity in earnings of subsidiaries	216,240	218,154	190,134
Other	68	5,905	—

Total	228,248	241,992	217,826

Expense:
Employee compensation and benefits	18,465	26,928	145,279
Other	6,806	6,914	7,858

Total	25,271	33,842	153,137

Income before income taxes	202,977	208,150	64,689
Provision (benefit) for income taxes	(5,959)	(3,110)	1,521

Net income	$208,936	$211,260	$63,168

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 19 Condensed Financial Statements of BankUnited, Inc. (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$208,936	$211,260	$63,168
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(116,240)	(118,154)	(75,134)
Equity based compensation	13,429	23,204	144,769
Other	5,774	(5,529)	(883)

Net cash provided by operating activities	111,899	110,781	131,920

Cash flows from investing activities:
Capital contributions to subsidiary	—	(30,000)	—
Purchase of investment securities available for sale	—	(99,710)	(123,367)
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	19,851	53,094	17,812
Cash paid in business combination	—	(25,164)	—
Other	79	(326)	(223)

Net cash provided by (used in) investing activities	19,930	(102,106)	(105,778)

Cash flows from financing activities:
Issuance of common stock	—	—	98,620
Dividends paid	(65,225)	(89,021)	(55,803)
Settlement of FDIC warrant liability	—	—	(25,000)
Other	12,700	5,209	931

Net cash provided by (used in) financing activities	(52,525)	(83,812)	18,748

Net increase (decrease) in cash and cash equivalents	79,304	(75,137)	44,890
Cash and cash equivalents, beginning of period	52,989	128,126	83,236

Cash and cash equivalents, end of period	$132,293	$52,989	$128,126

Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$21,833	$—	$14,930

Equity consideration issued in business combination	$—	$39,861	$—

Reclassification of liability awards to equity	$507	$—	$44,964

        BankUnited, Inc.'s investment in the Bank totaled $1.6 billion at December 31, 2013 and 2012. Dividends received by BankUnited, Inc. from the Bank totaled $100 million for the years ended December 31, 2013 and 2012, and $115 million for the year ended December 31, 2011.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 20 Subsequent Events

        Subsequent to December 31, 2013, we requested and received approval from the FDIC to sell certain covered commercial and consumer loans. Loans that had a carrying value of approximately $87 million at December 31, 2013 will be transferred to loans held for sale at the lower of carrying value or estimated fair value during the quarter ending March 31, 2014, and any resulting adjustment to the amount of indemnification expected to be received from the FDIC with respect to such loans will be recorded. The carrying value of such loans at the date of sale may differ from their carrying value at December 31, 2013 due to normal, ongoing payment and resolution activity. We are in the process of finalizing the determination of estimated fair value of the loans to be transferred to the held for sale category and the related impact on the FDIC indemnification asset.

Note 21 Quarterly Financial Information (Unaudited)

        Financial information by quarter for the years ended December 31, 2013 and 2012 follows (in thousands, except per share data):

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$188,664	$187,684	$186,098	$176,375	$738,821
Interest expense	24,409	23,566	22,048	22,588	92,611

Net interest income before provision for loan losses	164,255	164,118	164,050	153,787	646,210
Provision for loan losses	12,512	2,604	4,881	11,967	31,964

Net interest income after provision for loan losses	151,743	161,514	159,169	141,820	614,246

Non-interest income	5,850	1,333	6,080	17,843	31,106
Non-interest expense	84,204	84,290	78,347	80,509	327,350

Income before income taxes	73,389	78,557	86,902	79,154	318,002
Provision for income taxes	20,996	24,248	32,894	30,928	109,066

Net income	$52,393	$54,309	$54,008	$48,226	$208,936

Earnings per common share, basic	$0.50	$0.52	$0.52	$0.48	$2.03

Earnings per common share, diluted	$0.50	$0.52	$0.52	$0.47	$2.01

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 21 Quarterly Financial Information (Unaudited) (Continued)

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$202,346	$170,305	$177,915	$170,290	$720,856
Interest expense	27,782	30,888	32,118	32,481	123,269

Net interest income before provision for loan losses	174,564	139,417	145,797	137,809	597,587
Provision for loan losses	1,030	6,374	2,725	8,767	18,896

Net interest income after provision for loan losses	173,534	133,043	143,072	129,042	578,691

Non-interest income(1)(2)	5,499	25,684	21,666	36,398	89,247
Non-interest expense	78,702	77,222	83,031	84,118	323,073

Income before income taxes	100,331	81,505	81,707	81,322	344,865
Provision for income taxes	37,829	31,948	32,778	31,050	133,605

Net income	$62,502	$49,557	$48,929	$50,272	$211,260

Earnings per common share, basic	$$0.61	$$0.48	$$0.48	$$0.49	$2.05

Earnings per common share, diluted	$$0.61	$$0.48	$$0.48	$$0.49	$2.05

(1)
Non-interest income for the fourth quarter of 2012 includes a loss from the extinguishment of Federal Home Loan Bank advances of $14.2 million. See Note 11.

(2)
Non-interest income for the fourth quarter of 2012 includes a loss from the termination of an interest rate swap of $8.7 million. See Note 13.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committee, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2014 annual meeting of stockholders is hereby incorporated by reference.

Item 11.    Executive Compensation

Executive Compensation

        For purposes of Item 402 of Regulation S-K, the "named executive officers" of BankUnited, Inc. for the fiscal year ended December 31, 2013 are John A. Kanas, Chairman, President and Chief Executive Officer; John Bohlsen, former Vice Chairman and Chief Lending Officer of the Bank; Leslie Lunak, Chief Financial Officer; Douglas J. Pauls, former Chief Financial Officer; Rajinder P. Singh, Chief Operating Officer and Director; and Randy R. Melby, former Senior Executive Vice President and Chief Risk Officer of the Bank.

        Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2014 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plans" in the 2014 Proxy Statement is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain related transactions appearing under the captions "Certain Relationships and Related Person Transactions" and information regarding director independence appearing under the caption "Director Independence" in the 2014 Proxy Statement is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        Information appearing under the captions "Auditor Fees and Services" and "Policy for Approval of Audit and Permitted Non-Audit Services" in the 2014 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report:

1)
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm:

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

BANKUNITED, INC.
Date: February 27, 2014	By:	/s/ JOHN A. KANAS
		Name:	John A. Kanas
		Title:	Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KANAS John A. Kanas	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
/s/ LESLIE LUNAK Leslie Lunak	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
/s/ RAJINDER SINGH Rajinder Singh	Chief Operating Officer and Director	February 27, 2014
/s/ CHINH E. CHU Chinh E. Chu	Director	February 27, 2014
/s/ SUE M. COBB Ambassador Sue M. Cobb	Director	February 27, 2014
/s/ EUGENE F. DEMARK Eugene F. Demark	Director	February 27, 2014
/s/ WILBUR L. ROSS, JR. Wilbur L. Ross, Jr.	Director	February 27, 2014

Signature	Title	Date

/s/ PIERRE OLIVIER SARKOZY Pierre Olivier Sarkozy	Director	February 27, 2014
/s/ LANCE N. WEST Lance N. West	Director	February 27, 2014
/s/ THOMAS M. O'BRIEN Thomas M. O'Brien	Director	February 27, 2014
/s/ TERE BLANCA Tere Blanca	Director	February 27, 2014
/s/ MICHAEL J. DOWLING Michael J. Dowling	Director	February 27, 2014

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1a	Purchase and Assumption Agreement, dated as of May 21, 2009, among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Cables, Florida, the Federal Deposit Insurance Corporation and BankUnited (Single Family Shared-Loss Agreement and Commercial and Other Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively)†	Exhibit 2.1a to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1b
	Addendum to Purchase and Assumption Agreement, dated as of May 21, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of BankUnited, FSB, Coral Gables, Florida, BankUnited, and the Federal Deposit Insurance Corporation	Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 of the Company's Annual Report on Form 10-K filed March 31, 2011
3.2	Amended and Restated By-Laws	Exhibit 3.2 of the Company's Annual Report on Form 10-K filed March 31, 2011
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.1	BankUnited Nonqualified Deferred Compensation Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
10.4b
	Amendment No. 1, dated February 29, 2012, to Registration Rights Agreement, dated February 2, 2011, by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.5	Amended and Restated Director Nomination Agreement, dated February 29, 2012, by and among BankUnited, Inc., John A. Kanas and the other parties thereto	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.6	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011
10.7	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed January 24, 2011
10.8	Heritage Bank, N.A. 2008 Stock Incentive Plan	Exhibit 10.1 to the Registration Statement on Form S-8 of the Company filed February 29, 2012
10.9	Stock Warrant Agreement, dated as of November 24, 2008, by Heritage Bank, N.A. in favor of the parties listed on Exhibit A thereto	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.10	Supplemental Warrant Agreement, dated as of February 29, 2012, by and between BankUnited, Inc. and Heritage Bank, N.A.	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.11a	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited, Inc. and John A. Kanas	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.11b	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited and John A. Kanas	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.12a	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed August 31, 2012

Exhibit Number		Description	Location
10.12b		Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited and Rajinder P. Singh	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.13		Agreement and General Release, fully executed on January 2, 2014 and effective as of December 11, 2013, by and between Randy Melby and BankUnited	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 6, 2014
21.1		Subsidiaries of BankUnited, Inc.	Filed herewith
23.1		Consent of KPMG LLP	Filed herewith
31.1		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	*	XBRL Instance Document	Filed herewith
101.SCH	*	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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