Form 10-Q
period 2014-03-31
BankUnited, Inc.
filed 2014-05-08
CIK 1504008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35039

BankUnited, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0162450
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

14817 Oak Lane, Miami Lakes, FL	33016
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 6, 2014
Common Stock, $0.01 Par Value	101,646,590 Shares

BankUnited, Inc.

Form 10-Q

For the Quarter Ended March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS

Cash and due from banks:
Non-interest bearing	$41,947	$45,976
Interest bearing	13,050	14,590
Interest bearing deposits at Federal Reserve Bank	204,772	190,075
Federal funds sold	3,392	2,108
Cash and cash equivalents	263,161	252,749
Investment securities available for sale, at fair value (including covered securities of $209,255 and $205,769)	3,526,895	3,637,124
Non-marketable equity securities	153,649	152,066
Loans held for sale	1,420	194
Loans (including covered loans of $1,313,024 and $1,483,888)	9,973,810	9,053,609
Allowance for loan and lease losses	(70,028)	(69,725)
Loans, net	9,903,782	8,983,884
FDIC indemnification asset	1,131,424	1,205,117
Bank owned life insurance	214,794	206,759
Equipment under operating lease	208,559	196,483
Other real estate owned (including covered OREO of $29,164 and $39,672)	29,569	40,570
Deferred tax asset, net	77,196	70,626
Goodwill and other intangible assets	68,898	69,067
Other assets	172,305	232,010
Total assets	$15,751,652	$15,046,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Demand deposits:
Non-interest bearing	$2,173,620	$2,171,335
Interest bearing	709,569	676,079
Savings and money market	4,821,363	4,402,987
Time	3,419,226	3,282,027
Total deposits	11,123,778	10,532,428
Federal Home Loan Bank advances and other borrowings	2,473,508	2,414,313
Other liabilities	174,662	171,210
Total liabilities	13,771,948	13,117,951

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 101,663,937 and 101,013,014 shares issued and outstanding	1,017	1,010
Paid-in capital	1,339,996	1,334,945
Retained earnings	568,575	535,263
Accumulated other comprehensive income	70,116	57,480
Total stockholders’ equity	1,979,704	1,928,698
Total liabilities and stockholders’ equity	$15,751,652	$15,046,649

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Interest income:
Loans	$163,783	$145,091
Investment securities available for sale	24,826	30,005
Other	1,953	1,279
Total interest income	190,562	176,375
Interest expense:
Deposits	16,095	14,881
Borrowings	8,003	7,707
Total interest expense	24,098	22,588
Net interest income before provision for loan losses	166,464	153,787
Provision for loan losses (including $796 and $4,800 for covered loans)	8,403	11,967
Net interest income after provision for loan losses	158,061	141,820
Non-interest income:
Income from resolution of covered assets, net	13,061	19,190
Net loss on indemnification asset	(16,904)	(11,687)
FDIC reimbursement of costs of resolution of covered assets	1,128	2,864
Service charges and fees	4,005	3,342
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $19,294 and $(772))	19,332	(586)
Gain on investment securities available for sale, net	361	1,686
Other non-interest income	9,207	5,314
Total non-interest income	30,190	20,123
Non-interest expense:
Employee compensation and benefits	49,449	43,075
Occupancy and equipment	16,967	15,042
Amortization of FDIC indemnification asset	15,741	2,280
(Gain) loss on other real estate owned, net (including (gain) loss related to covered OREO of $(2,806) and $249)	(2,677)	249
Foreclosure and other real estate owned expense	980	1,373
Deposit insurance expense	2,252	1,937
Professional fees	3,430	5,422
Telecommunications and data processing	3,307	3,368
Other non-interest expense	13,012	10,043
Total non-interest expense	102,461	82,789
Income before income taxes	85,790	79,154
Provision for income taxes	30,519	30,928
Net income	$55,271	$48,226
Earnings per common share, basic	$0.53	$0.48
Earnings per common share, diluted	$0.53	$0.47
Cash dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$55,271	$48,226
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gains arising during the period	13,411	6,465
Reclassification adjustment for net securities gains realized in income	(222)	(1,036)
Net change in unrealized gains on securities available for sale	13,189	5,429
Unrealized losses on derivative instruments:
Net unrealized holding losses arising during the period	(4,576)	(1,618)
Reclassification adjustment for net losses realized in income	4,023	2,577
Net change in unrealized losses on derivative instruments	(553)	959
Other comprehensive income	12,636	6,388
Comprehensive income	$67,907	$54,614

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$55,271	$48,226
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion, net	(72,539)	(101,797)
Provision for loan losses	8,403	11,967
Income from resolution of covered assets, net	(13,061)	(19,190)
Net loss on indemnification asset	16,904	11,687
(Gain) loss on sale of loans, net	(19,332)	586
Increase in cash surrender value of bank owned life insurance	(1,083)	(1,021)
Gain on investment securities available for sale, net	(361)	(1,686)
(Gain) loss on other real estate owned, net	(2,677)	249
Equity based compensation	3,529	3,380
Depreciation and amortization	7,381	4,825
Deferred income taxes	(14,507)	3,849
Proceeds from sale of loans held for sale	2,070	8,672
Loans originated for sale, net of repayments	(3,258)	(8,764)
Realized tax (benefits) deficiency from dividend equivalents and equity based compensation	(615)	66
Other:
(Increase) decrease in other assets	22,807	(13,572)
Increase (decrease) in other liabilities	(7,572)	5,166
Net cash used in operating activities	(18,640)	(47,357)

Cash flows from investing activities:
Purchase of investment securities available for sale	(65,652)	(389,836)
Proceeds from repayments of investment securities available for sale	76,525	172,694
Proceeds from sale of investment securities available for sale	119,824	68,019
Purchase of non-marketable equity securities	(10,350)	(7,511)
Proceeds from redemption of non-marketable equity securities	8,767	5,750
Purchases of loans	(179,384)	(227,366)
Loan originations, repayments and resolutions, net	(729,621)	26,983
Proceeds from sale of loans, net	146,920	16,731
Decrease in FDIC indemnification asset for claims filed	41,048	42,688
Purchase of bank owned life insurance	(7,700)	—
Bank owned life insurance proceeds	748	2,782
Purchase of premises and equipment, net	(16,352)	(5,295)
Acquisition of equipment under operating lease	(13,995)	(32,950)
Proceeds from sale of other real estate owned	22,832	31,673
Net cash used in investing activities	(606,390)	(295,638)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	591,354	207,373
Additions to Federal Home Loan Bank advances and other borrowings	1,125,000	1,295,000
Repayments of Federal Home Loan Bank advances and other borrowings	(1,075,375)	(1,201,930)
Dividends paid	(21,833)	—
Realized tax benefits (deficiency) from dividend equivalents and equity based compensation	615	(66)
Exercise of stock options	914	890
Other financing activities	14,767	7,554
Net cash provided by financing activities	635,442	308,821
Net increase (decrease) in cash and cash equivalents	10,412	(34,174)
Cash and cash equivalents, beginning of period	252,749	495,353
Cash and cash equivalents, end of period	$263,161	$461,179

Supplemental disclosure of cash flow information:
Interest paid	$22,535	$23,958
Income taxes paid	$21,734	$39,030

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$9,154	$24,793
Disbursement of loan proceeds from escrow	$52,500	$—
Dividends declared, not paid	$21,959	$21,703
Unsettled securities trades	$—	$51,297
Acquisition of assets under capital lease	$9,035	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	101,013,014	$1,010	—	$—	$1,334,945	$535,263	$57,480	$1,928,698
Comprehensive income	—	—	—	—	—	55,271	12,636	67,907
Dividends	—	—	—	—	—	(21,959)	—	(21,959)
Equity based compensation	620,180	6	—	—	3,523	—	—	3,529
Forfeiture of unvested shares	(24,140)	—			—			—
Exercise of stock options	54,883	1	—	—	913	—	—	914
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	615	—	—	615
Balance at March 31, 2014	101,663,937	$1,017	—	$—	$1,339,996	$568,575	$70,116	$1,979,704

Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680
Comprehensive income	—	—	—	—	—	48,226	6,388	54,614
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—	—	—
Dividends	—	—	—	—	—	(21,703)	—	(21,703)
Equity based compensation	—	—	—	—	3,380	—	—	3,380
Forfeiture of unvested shares	(13,380)	—	—	—	—	—	—	—
Exercise of stock options	44,708	1	—	—	889	—	—	890
Tax deficiency from dividend equivalents and equity based compensation	—	—	—	—	(66)	—	—	(66)
Balance at March 31, 2013	100,453,851	$1,005	—	$—	$1,312,518	$439,908	$90,364	$1,843,795

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

Note 1   Basis of Presentation and Summary of Significant Accounting Policies

BankUnited, Inc. (“BankUnited, Inc.” or “BKU”), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association (“BankUnited” or the “Bank”), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 99 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at March 31, 2014.

On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation (“FDIC”) in a transaction referred to as the “FSB Acquisition.” Neither the Company nor the Bank had any substantive operations prior to May 21, 2009. In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC (the “Loss Sharing Agreements”). The Loss Sharing Agreements consist of a single family shared-loss agreement (the “Single Family Shared-Loss Agreement”), and a commercial and other loans shared-loss agreement, (the “Commercial Shared-Loss Agreement”). The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank’s reimbursement for recoveries to the FDIC through May 21, 2019 for single family residential loans and other real estate owned (“OREO”). The Commercial Shared-Loss Agreement provides for FDIC loss sharing through May 21, 2014 and the Bank’s reimbursement for recoveries to the FDIC through May 21, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. The assets covered under the Loss Sharing Agreements are collectively referred to as the “covered assets.” Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected in future periods.

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

Note 2   Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented below (in thousands except share and per share data):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended March 31,
	2014	2013
Basic earnings per common share:
Numerator:
Net income	$55,271	$48,226
Distributed and undistributed earnings allocated to participating securities	(2,145)	(3,019)
Income allocated to common stockholders for basic earnings per common share	$53,126	$45,207
Denominator:
Weighted average common shares outstanding	101,325,157	96,121,473
Less average unvested stock awards	(977,439)	(1,166,706)
Weighted average shares for basic earnings per common share	100,347,718	94,954,767
Basic earnings per common share	$0.53	$0.48
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$53,126	$45,207
Adjustment for earnings reallocated from participating securities	3	1,109
Income used in calculating diluted earnings per common share	$53,129	$46,316
Denominator:
Average shares for basic earnings per common share	100,347,718	94,954,767
Dilutive effect of stock options and preferred shares	144,483	4,526,162
Weighted average shares for diluted earnings per common share	100,492,201	99,480,929
Diluted earnings per common share	$0.53	$0.47

The following potentially dilutive securities were outstanding at March 31, 2014 and 2013 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Unvested shares	1,271,715	1,175,011
Stock options and warrants	6,386,424	6,569,128

Note 3   Investment Securities Available for Sale

Investment securities available for sale consisted of the following at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	March 31, 2014
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,478,796	$38,306	$(8,297)	$1,508,805
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	9,390	—	(202)	9,188
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	—	—	—	—	246,485	5,106	(18)	251,573
Private label residential mortgage-backed securities and CMOs	114,903	57,244	(77)	172,070	119,140	791	(1,449)	118,482
Private label commercial mortgage-backed securities	—	—	—	—	838,777	9,560	(7,940)	840,397
Non-mortgage asset-backed securities	—	—	—	—	166,671	6,350	(89)	172,932
Mutual funds and preferred stocks	15,419	13,909	—	29,328	95,571	6,122	—	101,693
State and municipal obligations	—	—	—	—	15,531	—	(34)	15,497
Small Business Administration securities	—	—	—	—	289,210	9,869	(6)	299,073
Other debt securities	3,601	4,256	—	7,857	—	—	—	—
	$133,923	$75,409	$(77)	$209,255	$3,259,571	$76,104	$(18,035)	$3,317,640

	December 31, 2013
	Covered Securities				Non-Covered Securities
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777
Re-Remics	—	—	—	—	267,525	4,261	(1)	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—
	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355

At March 31, 2014, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$500,736	$526,446
Due after one year through five years	1,908,357	1,965,395
Due after five years through ten years	780,054	799,600
Due after ten years	93,357	104,433
Mutual funds and preferred stocks with no stated maturity	110,990	131,021
	$3,393,494	$3,526,895

                                                Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2014 was 3.7 years. The effective duration of the investment portfolio as of March 31, 2014 was 2.0 years. The model results are based on assumptions that may differ from actual results.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”) totaled $1.0 billion at March 31, 2014 and $0.9 billion at December 31, 2013.

The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

Proceeds from sale of investment securities available for sale	$119,824	$119,316

Gross realized gains	$1,280	$1,689
Gross realized losses	(919)	(3)
Net realized gain	$361	$1,686

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions, at the dates indicated (in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$310,662	$(8,297)	$—	$—	$310,662	$(8,297)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	9,188	(202)	—	—	9,188	(202)
Re-Remics	3,951	(18)	—	—	3,951	(18)
Private label residential mortgage-backed securities and CMOs	39,297	(1,004)	8,052	(522)	47,349	(1,526)
Private label commercial mortgage-backed securities	254,830	(6,106)	41,013	(1,834)	295,843	(7,940)
Non-mortgage asset-backed securities	33,114	(89)	—	—	33,114	(89)
State and municipal obligations	15,497	(34)	—	—	15,497	(34)
Small Business Administration securities	2,021	(6)	—	—	2,021	(6)
	$668,560	$(15,756)	$49,065	$(2,356)	$717,625	$(18,112)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$414,361	$(8,559)	$—	$—	$414,361	$(8,559)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	26,777	(355)	—	—	26,777	(355)
Re-Remics	11,037	(1)	—	—	11,037	(1)
Private label residential mortgage-backed securities and CMOs	79,048	(1,696)	10,303	(238)	89,351	(1,934)
Private label commercial mortgage-backed securities	511,778	(12,980)	—	—	511,778	(12,980)
Non-mortgage asset-backed securities	1,516	(11)	—	—	1,516	(11)
Mutual funds and preferred stocks	67,513	(1,870)	—	—	67,513	(1,870)
	$1,112,030	$(25,472)	$10,303	$(238)	$1,122,333	$(25,710)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

The Company monitors its investment securities available for sale for other-than-temporary impairment (“OTTI”) on an individual security basis. No securities were determined to be other than temporarily impaired at March 31, 2014 and 2013. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2014, 36 securities were in unrealized loss positions. Unrealized losses on investment securities available for sale at March 31, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired.  The amount of impairment related to 12 of these securities was considered insignificant, totaling approximately $155 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities:

At March 31, 2014, nine U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities were in unrealized loss positions. All of these securities were in unrealized loss positions for less than 12 months.  These securities evidenced unrealized losses ranging from 1% to 8% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

Private label residential mortgage-backed securities and CMOs:

At March 31, 2014, five private label residential mortgage-backed securities were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses related to any of these securities as of March 31, 2014.  Three of these securities were in unrealized loss positions for less than twelve months and one for 13 months.  These securities evidenced unrealized losses ranging from 1% to 6% of amortized cost.  The remaining security had been in an unrealized loss position for 33 months and the unrealized loss of $74 thousand amounted to 7% of amortized cost.  The market for this security is thin and the market price is adversely affected by lack of liquidity.  This bond is considered an odd lot which can be detrimental to potential bids for the security. Given the generally limited duration and severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Private label commercial mortgage-backed securities:

At March 31, 2014, nine private label commercial mortgage-backed securities were in unrealized loss positions.  Eight of these securities were in unrealized loss positions for less than twelve months and one for 15 months.  The amount of impairment ranged from less than 1% to 4% of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Securities in this class generally have longer durations than the portfolio as a whole, so are more significantly impacted by changes in rates.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Non-mortgage asset-backed securities:

At March 31, 2014, one non-mortgage asset-backed security was in an unrealized loss position.  This security had been in an unrealized loss position for less than 3 months and the amount of impairment was less than 1% of amortized cost. This security was assessed for OTTI using a third-party developed credit and prepayment behavioral model and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of this analysis were not indicative of expected credit losses.  Given the limited severity and duration of impairment and the expectation of timely recovery of outstanding principal, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

Note 4   Loans and Allowance for Loan and Lease Losses

A significant portion of the Company’s loan portfolio consists of loans acquired in the FSB Acquisition. Substantially all of these loans are covered under BankUnited’s Loss Sharing Agreements (the “covered loans”). Loans originated or purchased since the FSB Acquisition (“new loans”) are not covered by the Loss Sharing Agreements. Loans acquired in the FSB Acquisition may be further segregated between those acquired with evidence of deterioration in credit quality since origination (“Acquired Credit Impaired” or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans).

Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2014
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,005,247	$67,876	$—	$1,938,321	$3,011,444	30.3%
Home equity loans and lines of credit	38,100	122,745	—	1,448	162,293	1.6%
	1,043,347	190,621	—	1,939,769	3,173,737	31.9%
Commercial:
Multi-family	19,288	—	8,102	1,259,376	1,286,766	12.9%
Commercial real estate
Owner occupied	27,372	1,272	10,104	775,601	814,349	8.2%
Non-owner occupied	38,200	—	1,949	1,181,545	1,221,694	12.3%
Construction and land	213	—	—	160,266	160,479	1.6%
Commercial and industrial	1,524	3,470	—	2,626,055	2,631,049	26.5%
Lease financing	—	—	—	352,785	352,785	3.6%
	86,597	4,742	20,155	6,355,628	6,467,122	65.1%
Consumer	200	—	—	295,448	295,648	3.0%
Total loans	1,130,144	195,363	20,155	8,590,845	9,936,507	100.0%
Premiums, discounts and deferred fees and costs, net	—	(12,483)	—	49,786	37,303
Loans net of premiums, discounts and deferred fees and costs	1,130,144	182,880	20,155	8,640,631	9,973,810
Allowance for loan and lease losses	—	(7,312)	—	(62,716)	(70,028)
Loans, net	$1,130,144	$175,568	$20,155	$8,577,915	$9,903,782

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	December 31, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,057,012	$70,378	$—	$1,800,332	$2,927,722	32.4%
Home equity loans and lines of credit	39,602	127,807	—	1,535	168,944	1.9%
	1,096,614	198,185	—	1,801,867	3,096,666	34.3%
Commercial:
Multi-family	33,354	—	8,093	1,097,872	1,139,319	12.6%
Commercial real estate
Owner occupied	49,861	689	5,318	712,844	768,712	8.5%
Non-owner occupied	93,089	52	1,449	946,543	1,041,133	11.5%
Construction and land	10,600	729	—	138,091	149,420	1.7%
Commercial and industrial	6,050	6,234	—	2,266,407	2,278,691	25.3%
Lease financing	—	—	—	337,382	337,382	3.7%
	192,954	7,704	14,860	5,499,139	5,714,657	63.3%
Consumer	1,679	—	—	213,107	214,786	2.4%
Total loans	1,291,247	205,889	14,860	7,514,113	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	—	(13,248)	—	40,748	27,500
Loans net of premiums, discounts and deferred fees and costs	1,291,247	192,641	14,860	7,554,861	9,053,609
Allowance for loan and lease losses	(2,893)	(9,502)	—	(57,330)	(69,725)
Loans, net	$1,288,354	$183,139	$14,860	$7,497,531	$8,983,884

At March 31, 2014 and December 31, 2013, the unpaid principal balance (“UPB”) of ACI loans was $3.1 billion and $3.3 billion, respectively.

During the three months ended March 31, 2014 and 2013, the Company purchased 1-4 single family residential loans totaling $179 million and $227 million, respectively.

At March 31, 2014, the Company had pledged real estate loans with UPB of approximately $6.5 billion and recorded investment of approximately $4.7 billion as security for FHLB advances.

Covered loan sales

During the periods indicated, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended March 31,
	2014	2013

UPB of loans sold	$70,188	$32,258

Cash proceeds, net of transaction costs	$45,897	$16,731
Recorded investment in loans sold	36,087	7,265
Net pre-tax impact on earnings, excluding gain (loss) on indemnification asset	$9,810	$9,466

Gain (loss) on sale of covered loans	$1,323	$(772)
Proceeds recorded in interest income	8,487	10,238
	$9,810	$9,466

Gain (loss) on indemnification asset	$(320)	$1,216

Covered 1-4 single family residential loans with UPB of $16 million and $20 million, respectively, were sold from a pool of ACI loans with a zero carrying value.  Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income.

During the three months ended March 31, 2014, in accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans.  These loans were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval and sold in March 2014.  The reduction of carrying value to fair value for specific loans was recognized in the provision for loan losses.  The following table summarizes the pre-tax impact of these sales, as reflected in the consolidated statements of income for the three months ended March 31, 2014 (in thousands):

Cash proceeds, net of transaction costs	$101,023

Carrying value of loans transferred to loans held for sale	86,521
Provision for loan losses recorded upon transfer to loans held for sale	(3,469)
Recorded investment in loans sold	83,052
Gain on sale of covered loans	$17,971

Loss on indemnification asset	$(2,085)

Allowance for loan and lease losses

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended
	March 31, 2014				March 31, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$15,353	$52,185	$2,187	$69,725	$19,164	$39,543	$414	$59,121
Provision for (recovery of) loan losses:
ACI loans	—	1,974	324	2,298	—	(1,403)	—	(1,403)
Non-ACI loans	(1,650)	148	—	(1,502)	7,164	(961)	—	6,203
New loans	450	6,033	1,124	7,607	(5,727)	12,771	123	7,167
Total provision	(1,200)	8,155	1,448	8,403	1,437	10,407	123	11,967
Charge-offs:
ACI loans	—	(4,867)	(324)	(5,191)	—	(1,826)	—	(1,826)
Non-ACI loans	(233)	(490)	—	(723)	(1,000)	(105)	—	(1,105)
New loans	—	(2,186)	(363)	(2,549)	—	(8,194)	(20)	(8,214)
Total charge-offs	(233)	(7,543)	(687)	(8,463)	(1,000)	(10,125)	(20)	(11,145)
Recoveries:
Non-ACI loans	9	26	—	35	11	936	—	947
New loans	—	168	160	328	—	113	20	133
Total recoveries	9	194	160	363	11	1,049	20	1,080
Ending balance	$13,929	$52,991	$3,108	$70,028	$19,612	$40,874	$537	$61,023

The impact of provisions for (recoveries of) losses on covered loans is significantly mitigated by increases (decreases) in the FDIC indemnification asset, recorded in the consolidated statement of income line item “Net loss on indemnification asset.”

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	March 31, 2014				December 31, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$13,929	$52,991	$3,108	$70,028	$15,353	$52,185	$2,187	$69,725
Ending balance: non-ACI and new loans individually evaluated for impairment	$858	$7,211	$—	$8,069	$855	$9,467	$—	$10,322
Ending balance: non-ACI and new loans collectively evaluated for impairment	$13,071	$45,780	$3,108	$61,959	$14,498	$39,825	$2,187	$56,510
Ending balance: ACI	$—	$—	$—	$—	$—	$2,893	$—	$2,893
Ending balance: non-ACI	$7,196	$116	$—	$7,312	$9,070	$432	$—	$9,502
Ending balance: new loans	$6,733	$52,875	$3,108	$62,716	$6,283	$48,860	$2,187	$57,330
Loans:
Ending balance	$3,192,515	$6,475,958	$305,337	$9,973,810	$3,111,167	$5,720,722	$221,720	$9,053,609
Ending balance: non-ACI and new loans individually evaluated for impairment	$5,869	$18,826	$—	$24,695	$5,663	$22,584	$—	$28,247
Ending balance: non-ACI and new loans collectively evaluated for impairment	$2,143,299	$6,350,380	$305,137	$8,798,816	$2,008,890	$5,490,324	$220,041	$7,719,255
Ending balance: ACI loans	$1,043,347	$106,752	$200	$1,150,299	$1,096,614	$207,814	$1,679	$1,306,107

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	March 31, 2014			December 31, 2013
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$3,181	$3,166	$—	$1,751	$1,754	$—
Non-owner occupied	1,414	1,414	—	1,444	1,444	—
With a specific allowance recorded:
Commercial and industrial	13,052	13,058	6,606	16,048	16,055	8,696
Lease financing	1,179	1,179	605	1,345	1,345	771
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	18,826	18,817	7,211	20,588	20,598	9,467
	$18,826	$18,817	$7,211	$20,588	$20,598	$9,467
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$167	$197	$—	$168	$198	$—
Home equity loans and lines of credit	1,695	1,724	—	1,703	1,734	—
Commercial and industrial	—	—	—	1,996	1,999	—
With a specific allowance recorded:
1-4 single family residential	3,538	4,171	811	3,564	4,203	827
Home equity loans and lines of credit	469	477	47	228	232	28
Total:
Residential	$5,869	$6,569	$858	$5,663	$6,367	$855
Commercial	—	—	—	1,996	1,999	—
	$5,869	$6,569	$858	$7,659	$8,366	$855

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

The following table presents the average recorded investment in impaired new and non-ACI loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014		2013
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$—	$3,719	$—	$3,954
Home equity loans and lines of credit	—	2,048	—	1,042
	—	5,767	—	4,996
Commercial:
Multi-family	—	—	1,825	—
Commercial real estate
Owner occupied	2,466	—	—	—
Non-owner occupied	1,429	—	1,549	30
Commercial and industrial	14,550	998	17,313	2,917
Lease financing	1,262	—	1,594	—
	19,707	998	22,281	2,947
	$19,707	$6,765	$22,281	$7,943

The following table presents the recorded investment in new and non-ACI loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2014		December 31, 2013
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$194	$291	$194	$293
Home equity loans and lines of credit	—	6,045	—	6,559
	194	6,336	194	6,852
Commercial:
Commercial real estate
Owner occupied	3,662	—	2,785	—
Non-owner occupied	1,414	—	1,444	52
Construction and land	235	—	244	—
Commercial and industrial	13,293	335	16,612	2,765
Lease financing	1,197	—	1,370	—
	19,801	335	22,455	2,817
Consumer	258	—	75	—
	$20,253	$6,671	$22,724	$9,669

New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $1.2 million and $0.5 million at March 31, 2014 and December 31, 2013, respectively.  The amount of additional interest income that would have been recognized on non-accrual loans and TDRs had they performed in accordance with their contractual terms is not material.

The following table summarizes new and non-ACI loans that were modified in TDRs during the periods indicated, as well as new and non-ACI loans modified during the twelve months preceding March 31, 2014 and 2013, that experienced payment defaults during the periods indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended March 31,
	2014				2013
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial real estate	1	$317	—	$—	—	$—	—	$—
Commercial and industrial	—	—	—	—	1	533	2	677
	1	$317	—	$—	1	$533	2	$677
Non-ACI loans:
1-4 single family residential	—	$—	—	$—	2	$330	1	$159
Home equity loans and lines of credit	1	243	—	—	1	898	—	—
	1	$243	—	$—	3	$1,228	1	$159

Modifications during the three months ended March 31, 2014 and 2013 included restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are loans to consumer borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at March 31, 2014 and 2013.

Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. Original loan to value (“LTV”) ratio and original FICO score are also important indicators of credit quality for the new 1-4 single family residential portfolio, while original FICO score is an important indicator of credit quality for the indirect auto portfolio.

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

The following tables summarize key indicators of credit quality for the Company’s new and non-ACI loans at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

Residential credit exposure, based on delinquency status:

	March 31, 2014		December 31, 2013
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
New loans:
Current	$1,965,111	$1,448	$1,824,084	$1,535
Past due less than 90 days	3,592	—	3,099	—
Past due 90 days or more	766	—	597	—
	$1,969,469	$1,448	$1,827,780	$1,535
Non-ACI loans:
Current	$55,872	$112,253	$56,248	$116,036
Past due less than 90 days	1,678	1,728	3,422	2,973
Past due 90 days or more	33	6,687	—	6,559
	$57,583	$120,668	$59,670	$125,568

1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	March 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$46,876	$69,011	$92,172	$502,162	$710,221
60% - 70%	32,807	51,571	80,212	321,948	486,538
70% - 80%	22,298	65,606	131,784	507,458	727,146
More than 80%	27,076	5,453	3,149	9,886	45,564
	$129,057	$191,641	$307,317	$1,341,454	$1,969,469

	December 31, 2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608
	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

Consumer credit exposure, based on delinquency status:

	March 31, 2014	December 31, 2013
New loans:
Current	$303,800	$219,083
Past due less than 90 days	1,098	927
Past due 90 days or more	239	31
	$305,137	$220,041

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

Consumer indirect auto credit exposure for new loans, based on original FICO score:

	March 31, 2014	December 31, 2013
FICO:
740 or greater	$114,396	$79,220
680 - 739	130,355	94,090
620 - 679	46,281	34,425
	$291,032	$207,735

Commercial credit exposure, based on internal risk rating:

	March 31, 2014
		Commercial Real Estate			Commercial
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	and Industrial	Lease Financing	Total
New loans:
Pass	$1,260,728	$769,345	$1,179,287	$159,530	$2,594,789	$356,602	$6,320,281
Special mention	—	—	—	—	11,207	—	11,207
Substandard	412	6,758	1,414	235	16,518	592	25,929
Doubtful	—	51	—	—	6,504	605	7,160
	$1,261,140	$776,154	$1,180,701	$159,765	$2,629,018	$357,799	$6,364,577
Non-ACI loans:
Pass	$—	$1,271	$—	$—	$3,023	$—	$4,294
Substandard	—	—	—	—	335	—	335
	$—	$1,271	$—	$—	$3,358	$—	$4,629

	December 31, 2013
		Commercial Real Estate			Commercial
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	and Industrial	Lease Financing	Total
New loans:
Pass	$1,098,383	$704,403	$946,208	$137,513	$2,236,331	$338,992	$5,461,830
Special mention	—	—	—	—	7,892	—	7,892
Substandard	770	7,080	1,444	244	15,906	599	26,043
Doubtful	—	51	—	—	8,918	771	9,740
	$1,099,153	$711,534	$947,652	$137,757	$2,269,047	$340,362	$5,505,505
Non-ACI loans:
Pass	$—	$687	$—	$688	$3,177	$—	$4,552
Substandard	—	—	52	—	2,379	—	2,431
Doubtful	—	—	—	—	420	—	420
	$—	$687	$52	$688	$5,976	$—	$7,403

The following table presents an aging of loans in the new and non-ACI portfolios at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	March 31, 2014					December 31, 2013
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$1,965,111	$3,592	$—	$766	$1,969,469	$1,824,084	$2,990	$109	$597	$1,827,780
Home equity loans and lines of credit	1,448	—	—	—	1,448	1,535	—	—	—	1,535
Multi-family	1,261,140	—	—	—	1,261,140	1,099,153	—	—	—	1,099,153
Commercial real estate
Owner occupied	776,103	—	—	51	776,154	710,938	—	—	596	711,534
Non-owner occupied	1,180,701	—	—	—	1,180,701	947,652	—	—	—	947,652
Construction and land	159,765	—	—	—	159,765	137,757	—	—	—	137,757
Commercial and industrial	2,620,109	2,628	4,214	2,067	2,629,018	2,260,628	610	165	7,644	2,269,047
Lease financing	357,781	18	—	—	357,799	340,337	—	25	—	340,362
Consumer	303,800	908	190	239	305,137	219,083	766	161	31	220,041
	$8,625,958	$7,146	$4,404	$3,123	$8,640,631	$7,541,167	$4,366	$460	$8,868	$7,554,861

Non-ACI loans:
1-4 single family residential	$55,872	$1,420	$258	$33	$57,583	$56,248	$3,129	$293	$—	$59,670
Home equity loans and lines of credit	112,253	1,377	351	6,687	120,668	116,036	2,417	556	6,559	125,568
Commercial real estate
Owner occupied	1,271	—	—	—	1,271	687	—	—	—	687
Non-owner occupied	—	—	—	—	—	52	—	—	—	52
Construction and land	—	—	—	—	—	688	—	—	—	688
Commercial and industrial	3,236	—	—	122	3,358	3,722	—	4	2,250	5,976
	$172,632	$2,797	$609	$6,842	$182,880	$177,433	$5,546	$853	$8,809	$192,641

ACI Loans

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the three months ended March 31, 2014 and the year ended December 31, 2013 were as follows (in thousands):

Balance, December 31, 2012	$1,286,066
Reclassifications from non-accretable difference	282,952
Accretion	(410,446)
Balance, December 31, 2013	1,158,572
Reclassifications from non-accretable difference	40,617
Accretion	(91,530)
Balance, March 31, 2014	$1,107,659

Accretable yield at March 31, 2014 included expected cash flows from a pool of 1-4 single family residential loans whose carrying value had been reduced to zero.  The UPB of loans remaining in this pool was $45 million at March 31, 2014.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

There were no impaired ACI loans or pools at March 31, 2014.  The table below sets forth at December 31, 2013, the recorded investment in ACI loans or pools for which the Company has determined it is probable that it will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, if any, as well as ACI loans not accounted for in pools that have been modified in TDRs, and the related allowance amounts (in thousands):

	December 31, 2013
	Recorded Investment in Impaired Loans or Pools	UPB	Related Specific Allowance
With no specific allowance recorded:
Commercial real estate
Non-owner occupied	$384	$406	$—
Construction and land	567	588	—
With a specific allowance recorded:
Multi-family	3,478	3,459	323
Commercial real estate
Owner occupied	2,643	2,812	369
Non-owner occupied	32,436	37,392	1,444
Construction and land	1,686	1,500	192
Commercial and industrial	3,932	4,262	565
Total:
Commercial	45,126	50,419	2,893
	$45,126	$50,419	$2,893

The following table presents the average recorded investment in impaired ACI loans or pools for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Commercial:
Multi-family	$1,739	$7,180
Commercial real estate
Owner occupied	1,322	4,076
Non-owner occupied	16,410	25,665
Construction and land	1,127	5,650
Commercial and industrial	1,966	7,068
	$22,564	$49,639

There were no ACI loans modified in TDRs during the three months ended March 31, 2014 and no ACI loans modified during the twelve months preceding March 31, 2014 that experienced payment defaults during the period.  The following table summarizes ACI loans that were modified in TDRs during the three months ended March 31, 2013, as well as ACI loans modified during the twelve months preceding March 31, 2013, that experienced payment defaults during the period indicated (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended March 31, 2013
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial real estate	3	$1,229	1	$92
Commercial and industrial	1	168	1	188
	4	$1,397	2	$280

Modifications during the three months ended March 31, 2013 included restructurings of the amount and timing of payments, extensions of maturity and modifications of interest rates. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

The following tables summarize key indicators of credit quality for the Company’s ACI loans at the dates indicated (in thousands):

Residential credit exposure, based on delinquency status:

	March 31, 2014		December 31, 2013
	1-4 Single Family Residential	Home Equity Loans and Lines of Credit	1-4 Single Family Residential	Home Equity Loans and Lines of Credit
Current	$931,389	$33,263	$957,791	$33,967
Past due less than 90 days	30,811	866	43,346	1,479
Past due 90 days or more	43,047	3,971	55,875	4,156
	$1,005,247	$38,100	$1,057,012	$39,602

Consumer credit exposure, based on delinquency status:

	March 31, 2014	December 31, 2013
Current	$200	$1,477
Past due less than 90 days	—	201
Past due 90 days or more	—	1
	$200	$1,679

Commercial credit exposure, based on internal risk rating:

	March 31, 2014
		Commercial Real Estate			Commercial
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	and Industrial	Total
Pass	$23,305	$34,671	$38,454	$213	$1,319	$97,962
Substandard	4,085	2,805	1,593	—	204	8,687
Doubtful	—	—	102	—	1	103
	$27,390	$37,476	$40,149	$213	$1,524	$106,752

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	December 31, 2013
		Commercial Real Estate			Commercial
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	and Industrial	Total
Pass	$31,002	$40,725	$53,238	$7,373	$1,824	$134,162
Special mention	—	1,000	3,361	—	—	4,361
Substandard	10,445	13,454	37,845	3,227	4,206	69,177
Doubtful	—	—	94	—	20	114
	$41,447	$55,179	$94,538	$10,600	$6,050	$207,814

The following table presents an aging of loans in the ACI portfolio at the dates indicated (in thousands):

	March 31, 2014					December 31, 2013
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
1-4 single family residential	$931,389	$22,858	$7,953	$43,047	$1,005,247	$957,791	$33,067	$10,279	$55,875	$1,057,012
Home equity loans and lines of credit	33,263	503	363	3,971	38,100	33,967	1,150	329	4,156	39,602
Multi-family	27,390	—	—	—	27,390	38,877	—	—	2,570	41,447
Commercial real estate
Owner occupied	37,476	—	—	—	37,476	54,501	253	—	425	55,179
Non-owner occupied	38,566	696	—	887	40,149	81,754	3,245	—	9,539	94,538
Construction and land	213	—	—	—	213	7,373	—	—	3,227	10,600
Commercial and industrial	1,500	—	—	24	1,524	3,193	—	—	2,857	6,050
Consumer	200	—	—	—	200	1,477	—	201	1	1,679
	$1,069,997	$24,057	$8,316	$47,929	$1,150,299	$1,178,933	$37,715	$10,809	$78,650	$1,306,107

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $47 million and $60 million at March 31, 2014 and December 31, 2013, respectively. The recorded investment in commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $0.9 million and $18 million at March 31, 2014 and December 31, 2013, respectively.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended March 31, 2014
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(796)	$593	$(203)
Income from resolution of covered assets, net	13,061	(10,491)	2,570
Net gain on sale of covered loans	19,294	(4,848)	14,446
Gain on covered OREO	2,806	(2,158)	648
	$34,365	$(16,904)	$17,461

	Three Months Ended March 31, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(4,800)	$3,743	$(1,057)
Income from resolution of covered assets, net	19,190	(16,844)	2,346
Net loss on sale of covered loans	(772)	1,216	444
Loss on covered OREO	(249)	198	(51)
	$13,369	$(11,687)	$1,682

For a number of reasons, the gain or loss on indemnification asset does not bear the relationship to net gain or loss on sale of covered loans that might generally be expected based on the Loss Sharing Agreements. These reasons include, but are not limited to, the fact that the amount of indemnification from sales of covered loans is generally based on the unpaid principal balance of the loans rather than carrying value and prior charge offs taken on loans sold for which loss share claims were previously submitted.

Changes in the FDIC indemnification asset for the three months ended March 31, 2014 and for the year ended December 31, 2013, were as follows (in thousands):

Balance, December 31, 2012	$1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on indemnification asset	(50,638)
Balance, December 31, 2013	1,205,117
Amortization	(15,741)
Reduction for claims filed	(41,048)
Net loss on indemnification asset	(16,904)
Balance, March 31, 2014	$1,131,424

Under the terms of the Loss Sharing Agreements, the Company is also entitled to reimbursement from the FDIC for certain expenses related to covered assets upon final resolution of those assets. For the three months ended March 31, 2014 and 2013, non-interest expense includes $0.7 million and $1.4 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For those same periods, claims of $1.1 million and $2.9 million, respectively, were submitted to the FDIC for reimbursement. As of March 31, 2014, $12.2 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods as the related covered assets are resolved.

Note 6  Income Taxes

The Company’s effective income tax rate of 35.6% for the three months ended March 31, 2014 differed from the statutory federal income tax rate primarily due to the impact of state income taxes, substantially offset by the impact of tax-exempt income and state tax law changes enacted in the first quarter of 2014. For the three months ended March 31, 2013, the effective income tax rate of 39.1% differed from the statutory federal income tax rate primarily due to the impact of state income taxes.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

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

The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2014 and 2013 was not material.

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

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2014
		Weighted Average	Weighted Average	Weighted Average Remaining Life	Notional	Balance Sheet	Fair value
	Hedged Item	Pay Rate	Receive Rate	in Years	Amount	Location	Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	1.6	$225,000	Other liabilities	$—	$(10,829)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	3.6	1,505,000	Other assets / Other liabilities	12,793	(26,180)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.57%	Indexed to 1-month Libor	6.7	369,409	Other assets / Other liabilities	511	(7,508)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.57%	6.7	369,409	Other assets / Other liabilities	7,508	(511)
					$2,468,818		$20,812	$(45,028)

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	December 31, 2013
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

The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(6,549)	$(4,196)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—

During the three months ended March 31, 2014 and 2013, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2014, the amount expected to be reclassified from AOCI into income during the next twelve months is $25.9 million.

Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds, upon the initiation of other defined regulatory actions or upon suspension or withdrawal of the Bank’s credit rating. Currently, there are no circumstances that would trigger these provisions of the agreements. Information on interest rate swaps subject to master netting agreements is as follows at the dates indicated (in thousands):

	March 31, 2014
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Offset in Balance Sheet	Presented in Balance Sheet	Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$13,304	$—	$13,304	$(4,153)	$(9,064)	$87
Derivative liabilities	(44,517)	—	(44,517)	4,153	40,364	—
	$(31,213)	$—	$(31,213)	$—	$31,300	$87

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	December 31, 2013
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

At March 31, 2014, the Company has pledged investment securities available for sale with a carrying amount of $41.3 million and cash on deposit of $12.6 million as collateral for these interest rate swaps in a liability position. Financial collateral of $10.0 million was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $4 million and $3 million at March 31, 2014 and December 31, 2013, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $1.4 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at March 31, 2014 and December 31, 2013.

Note 8  Stockholders’ Equity

Accumulated Other Comprehensive Income

Changes in AOCI are summarized as follows for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended March 31, 2014
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$21,835	$(8,424)	$13,411
Amounts reclassified to gain on investment securities available for sale, net	(361)	139	(222)
Net change in unrealized gains on investment securities available for sale	21,474	(8,285)	13,189
Unrealized losses on derivative instruments:
Net unrealized holding losses arising during the period	(7,450)	2,874	(4,576)
Amounts reclassified to interest expense on deposits	1,395	(538)	857
Amounts reclassified to interest expense on borrowings	5,154	(1,988)	3,166
Net change in unrealized losses on derivative instruments	(901)	348	(553)
Other comprehensive income	$20,573	$(7,937)	$12,636

	Three Months Ended March 31, 2013
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$10,560	$(4,095)	$6,465
Amounts reclassified to gain on investment securities available for sale, net	(1,686)	650	(1,036)
Net change in unrealized gains on investment securities available for sale	8,874	(3,445)	5,429
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(2,634)	1,016	(1,618)
Amounts reclassified to interest expense on deposits	1,241	(479)	762
Amounts reclassified to interest expense on borrowings	2,955	(1,140)	1,815
Net change in unrealized losses on derivative instruments	1,562	(603)	959
Other comprehensive income	$10,436	$(4,048)	$6,388

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on	Unrealized Losses
	Investment Securities	on Derivative
	Available for Sale	Instruments	Total

Balance, December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive income	13,189	(553)	12,636
Balance, March 31, 2014	$81,942	$(11,826)	$70,116

Balance, December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive income	5,429	959	6,388
Balance, March 31, 2013	$119,028	$(28,664)	$90,364

Note 9   Equity Based Compensation

During the three months ended March 31, 2014, the Company granted 620,180 unvested share awards under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the “2010 Plan”).  All of the shares vest in equal annual installments over a period of three years from the date of grant.  The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $31.44 to $33.78, for a weighted average grant date fair value of $31.82 and an aggregate fair value of $17.2 million.  The total unrecognized compensation cost of $27.4 million for share awards outstanding at March 31, 2014 will be recognized over a weighted average remaining period of 2.3 years.  No share awards were granted during the three months ended March 31, 2013.

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

Note 10   Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include certain preferred stocks and mutual funds. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, certain private label residential mortgage-backed securities and CMOs, Re-Remics, private label commercial mortgage-backed securities and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label mortgage-backed securities and trust preferred securities. The Company typically values these securities using third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,508,805	$—	$1,508,805
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	9,188	—	9,188
Re-Remics	—	251,573	—	251,573
Private label residential mortgage-backed securities and CMOs	—	103,633	186,919	290,552
Private label commercial mortgage-backed securities	—	840,397	—	840,397
Non-mortgage asset-backed securities	—	172,932	—	172,932
Mutual funds and preferred stocks	128,676	2,345	—	131,021
State and municipal obligations	—	15,497	—	15,497
Small Business Administration securities	—	299,073	—	299,073
Other debt securities	—	3,225	4,632	7,857
Derivative assets	—	20,812	51	20,863
Total assets at fair value	$128,676	$3,227,480	$191,602	$3,547,758
Derivative liabilities	$—	$45,028	$—	$45,028
Total liabilities at fair value	$—	$45,028	$—	$45,028

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,574,303	$—	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	26,777	—	26,777
Re-Remics	—	271,785	—	271,785
Private label residential mortgage-backed securities and CMOs	—	110,710	199,408	310,118
Private label commercial mortgage-backed securities	—	808,772	—	808,772
Non-mortgage asset-backed securities	—	178,994	—	178,994
Mutual funds and preferred stocks	149,427	250	—	149,677
Small Business Administration securities	—	308,937	—	308,937
Other debt securities	—	3,160	4,601	7,761
Derivative assets	—	21,831	35	21,866
Total assets at fair value	$149,427	$3,305,519	$204,044	$3,658,990
Derivative liabilities	$—	$43,788	$3	$43,791
Total liabilities at fair value	$—	$43,788	$3	$43,791

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

	Three Months Ended March 31, 2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities

Balance at beginning of period	$199,408	$4,601	$35	$(3)
Gains (losses) for the period included in:
Net income	—	—	16	3
Other comprehensive income	792	(7)	—	—
Premium and discount (amortization) accretion, net	1,883	101	—	—
Purchases or issuances	—	—	—	—
Sales	(7,787)	—	—	—
Settlements	(7,377)	(63)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$186,919	$4,632	$51	$—

	Three Months Ended March 31, 2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities

Balance at beginning of period	$243,058	$4,173	$—	$(29)
Gains (losses) for the period included in:
Net income	—	—	18	7
Other comprehensive income	2,020	176	—	—
Premium and discount (amortization) accretion, net	2,386	15	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(12,259)	(249)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$235,205	$4,115	$18	$(22)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of financial instruments falling within level 3 of the fair value hierarchy (dollars in thousands):

	Fair Value at	Valuation	Unobservable	Range (Weighted
	March 31, 2014	Technique	Input	Average)
Private label residential mortgage-backed securities and CMOs - Covered	$172,070	Discounted cash flow	Voluntary prepayment rate	2.69% - 20.00% (6.78%)
			Probability of default	0.02% - 20.32% (3.80%)
			Loss severity	0.00% - 55.00% (19.05%)

Private label residential mortgage-backed securities and CMOs - Non-covered	$14,849	Discounted cash flow	Voluntary prepayment rate	8.93% - 11.61% (10.77%)
			Probability of default	0.29% - 0.94% (0.74%)
			Loss severity	0.07% - 5.31% (3.90%)

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

March 31, 2014

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

Non-covered private label residential mortgage-backed securities for which fair value measurements are classified in level 3 of the fair value hierarchy at March 31, 2014 had an aggregate fair value of $15 million.  These securities consisted of senior tranches issued from 2003 to 2004 collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated from 2002 to 2004. These securities have coupons ranging from 2.5% to 2.6%, ratings ranging from Baa1 to A and subordination levels ranging from 8.4% to 11.3%.

The covered securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2014 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities with a fair value of $172 million. The trust preferred securities are not material to the Company’s financial statements. The private label mortgage-backed securities were acquired in the FSB Acquisition and vary significantly with respect to seniority, subordination, collateral type and collateral performance; however, because of the Loss Sharing Agreements, the Company currently has minimal risk with respect to fluctuations in the value of these securities.  These private label mortgage-backed securities had an amortized cost of $115 million and an aggregate fair value of $172 million at March 31, 2014. Gross unrealized losses related to securities in this group at March 31, 2014 were insignificant, totaling $77 thousand.

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

BANKUNITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

March 31, 2014

The following tables present assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
OREO	$—	$—	$29,569	$29,569	$64
Impaired loans	$—	$—	$5,222	$5,222	$299

	Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total	Gains (Losses) from Fair Value Changes
OREO	$—	$—	$68,893	$68,893	$(1,280)
Impaired loans	$—	$—	$6,510	$6,510	$(5,271)

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$263,161	$263,161	$252,749	$252,749
Investment securities available for sale	1/2/3	3,526,895	3,526,895	3,637,124	3,637,124
Non-marketable equity securities	2	153,649	153,649	152,066	152,066
Loans held for sale	2	1,420	1,439	194	197
Loans:
Covered	3	1,305,712	2,050,246	1,471,493	2,199,683
Non-covered	3	8,598,070	8,585,356	7,512,391	7,424,698
FDIC Indemnification asset	3	1,131,424	802,451	1,205,117	854,703
Accrued interest receivable	2	28,230	28,230	25,150	25,150
Derivative assets	2/3	20,863	20,863	21,866	21,866
Liabilities:
Demand, savings and money market deposits	2	$7,704,552	$7,704,552	$7,250,401	$7,250,401
Time deposits	2	3,419,226	3,436,831	3,282,027	3,303,358
Federal Home Loan Bank advances and other borrowings	2	2,473,508	2,476,251	2,414,313	2,417,566
Accrued interest payable	2	1,634	1,634	1,643	1,643
Derivative liabilities	2/3	45,028	45,028	43,791	43,791

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

March 31, 2014

represented the redemption price and is therefore considered to approximate fair value. Non-marketable equity securities are evaluated quarterly for potential impairment.

Loans held for sale:

The fair value of conforming loans originated and held for sale is based on pricing currently available to the Company in the secondary market.

ACI and non-ACI loans:

Fair values are estimated based on a discounted cash flow analysis except as noted in the following paragraph. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, estimated collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan, whether or not the loan is amortizing and loan specific net realizable value analyses for certain commercial and commercial real estate loans. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates are based on current market rates for new originations of comparable loans adjusted for liquidity and credit risk premiums that the Company believes would be required by market participants.

At March 31, 2014, fair values of commercial ACI and non-ACI loans are estimated based on the pricing obtained in the sale of similar loans in March 31, 2014, adjusted for differences in LTV ratios.

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

March 31, 2014

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

Total lending related commitments outstanding at March 31, 2014 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$446,945	$446,945
Commitments to purchase loans	—	91,354	91,354
Unfunded commitments under lines of credit	48,695	984,348	1,033,043
Commercial and standby letters of credit	—	47,072	47,072
	$48,695	$1,569,719	$1,618,414

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

Note 12     Subsequent Events

Subsequent to March 31, 2014, the Company made the decision to terminate our indirect auto lending activities. We are currently evaluating our future plans for the existing indirect auto loan portfolio.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2014 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013  (the Annual Report on Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2013 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Quarterly Highlights

•                  Net income for the quarter ended March 31, 2014 was $55.3 million, or $0.53 per diluted share as compared to $48.2 million, or $0.47 per diluted share, for the quarter ended March 31, 2013.

•                  New loans grew by $1.1 billion during the first quarter of 2014. Net of the resolution of covered loans, loans grew $920 million during the quarter to $10.0 billion at March 31, 2014.

•                  Total deposits increased by $591 million for the quarter ended March 31, 2014 to $11.1 billion.

•                  Net interest income increased by $12.7 million to $166.5 million for the quarter ended March 31, 2014 from $153.8 million for the quarter ended March 31, 2013. Interest income increased by $14.2 million primarily as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the tax-equivalent yield on loans to 7.04% from 10.54%. Interest expense increased by $1.5 million due primarily an increase in average interest bearing liabilities, partially offset by a decline in the cost of interest bearing liabilities to 0.88% from 0.99%.

•                  The net interest margin, calculated on a tax-equivalent basis, was 5.05% for the quarter ended March 31, 2014 compared to 5.93% for the quarter ended March 31, 2013. The net interest margin continues to be impacted by the origination of new loans at current market yields lower than those on the covered loan portfolio.

•                  Earnings for the quarter ended March 31, 2014 benefited from a net gain on the sale of covered commercial and consumer loans and commercial OREO. Better than previously projected pricing resulted in a net favorable pre-tax impact on quarterly earnings of $12.2 million, inclusive of the impact of FDIC loss sharing and direct expenses of the sale. Loss sharing under the terms of BankUnited’s Commercial Shared-Loss Agreement with the FDIC will terminate on May 21, 2014.

•                  Asset quality remained strong, with a ratio of non-performing assets to total assets of 0.38% and a ratio of non-performing loans to total loans of 0.30% at March 31, 2014. The ratio of non-performing, non-covered assets to total assets was 0.13% at March 31, 2014.

•                  The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 12.1%, a Tier 1 risk-based capital ratio of 19.4% and a Total risk-based capital ratio of 20.3% at March 31, 2014.

•                  Book value and tangible book value per common share grew to $19.47 and $18.80, respectively, at March 31, 2014.

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

The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets and by management’s continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by management’s assessment of the need for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Company’s markets and the availability and pricing of other sources of funds.

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments made to other interest earning assets and interest bearing liabilities in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over recorded investment, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans.  The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio.  ACI loans represented 11.5% and 14.4% of total loans, net of premiums, discounts and deferred fees and costs, at March 31, 2014 and December 31, 2013, respectively. As this trend continues, we expect our net interest margin and interest rate spread to decrease.

Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was $45 million at March 31, 2014.

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

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1) (2)	Balance	Interest (1)	Rate (1) (2)
Assets:
Interest earning assets:
Loans	$9,487,617	$166,126	7.04%	$5,589,968	$146,549	10.54%
Investment securities available for sale (3)	3,622,388	25,453	2.81%	4,329,912	30,753	2.84%
Other interest earning assets	357,535	1,953	2.21%	630,169	1,279	0.82%
Total interest earning assets	13,467,540	193,532	5.77%	10,550,049	178,581	6.80%
Allowance for loan and lease losses	(72,566)			(60,965)
Non-interest earning assets	1,984,935			2,115,460
Total assets	$15,379,909			$12,604,544
Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$686,998	708	0.42%	$544,566	671	0.50%
Savings and money market deposits	4,655,143	5,376	0.47%	4,144,823	5,164	0.51%
Time deposits	3,347,334	10,011	1.21%	2,635,152	9,046	1.39%
Total interest bearing deposits	8,689,475	16,095	0.75%	7,324,541	14,881	0.82%
FHLB advances and other borrowings	2,426,109	8,003	1.34%	1,904,966	7,707	1.64%
Total interest bearing liabilities	11,115,584	24,098	0.88%	9,229,507	22,588	0.99%
Non-interest bearing demand deposits	2,139,414			1,332,461
Other non-interest bearing liabilities	160,110			210,319
Total liabilities	13,415,108			10,772,287
Stockholders’ equity	1,964,801			1,832,257
Total liabilities and stockholders’ equity	$15,379,909			$12,604,544
Net interest income		$169,434			$155,993
Interest rate spread			4.89%			5.81%
Net interest margin			5.05%			5.93%

(1) On a tax-equivalent basis where applicable

(2) Annualized

(3) At fair value

Net interest income, calculated on a tax-equivalent basis, was $169.4 million for the three months ended March 31, 2014 compared to $156.0 million for the three months ended March 31, 2013, an increase of $13.4 million. The increase in net interest income was comprised of an increase in interest income of $14.9 million, partially offset by an increase in interest expense of $1.5 million.

The increase in tax-equivalent interest income resulted primarily from a $19.6 million increase in interest income from loans, partially offset by a $5.3 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $3.9 billion increase in the average balance outstanding, partially offset by a 3.50% decrease in the tax-equivalent yield to 7.04% for the three months ended

March 31, 2014 from 10.54% for the three months ended March 31, 2013. Offsetting factors contributing to the overall decline in the yield on loans included:

•                  New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended March 31, 2014 than for the comparable period in 2013. New loans represented 84.9% of the average balance of loans outstanding for the three months ended March 31, 2014 as compared to 67.6% for the three months ended March 31, 2013.  We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans in future periods.

•                  The tax equivalent yield on new loans declined to 3.63% for the three months ended March 31, 2014 from 4.03% for the three months ended March 31, 2013, primarily reflecting the impact of lower market rates on new production over the last year compared to periods prior to 2013.

•                  The yield on covered loans increased to 26.14% for the three months ended March 31, 2014 from 24.12% for the three months ended March 31, 2013. The increase in the yield on covered loans resulted primarily from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield, offset to a small degree by a decrease in the favorable impact of resolutions of covered commercial loans. Interest income on covered loans for the quarters ended March 31, 2014 and 2013 included proceeds of $8.5 million and $10.2 million, respectively, from the sale of loans from a pool of ACI loans carried at zero. The impact of sales of loans from this pool is expected to decrease in the future.

The average balance of investment securities available for sale decreased by $708 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 while the tax-equivalent yield declined to 2.81% for the three months ended March 31, 2014 from 2.84% for the same period in 2013. The decline in average balance resulted from the use of proceeds from sales and repayments of investment securities to fund new loan production.

The increase in interest expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was comprised of a $1.2 million increase in interest expense on deposits and a $0.3 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase in average interest bearing deposits of $1.4 billion for the three months ended March 31, 2014 from the three months ended March 31, 2013. This increase was partially offset by a decrease in the average rate paid on interest bearing deposits of 0.07%. The average balance of FHLB advances and other borrowings increased by $521 million for the quarter ended March 31, 2014 from the quarter ended March 31, 2013. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and fair value accretion, declined by 0.30% to 1.34% for the three months ended March 31, 2014 from 1.64% for the three months ended March 31, 2013. This decline reflected the impact of the maturity of higher rate advances in 2013 and the addition of new advances at lower market interest rates.

The net interest margin, calculated on a tax-equivalent basis, for the three months ended March 31, 2014 was 5.05% as compared to 5.93% for the three months ended March 31, 2013, a decrease of 88 basis points. The interest rate spread decreased to 4.89% for the three months ended March 31, 2014 from 5.81% for the three months ended March 31, 2013.  The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and, to a lesser extent, investment securities partly offset by a lower cost of deposits and borrowings, as discussed above.  We expect the net interest margin and interest rate spread to decrease in future periods as new loans are added to the portfolio at lower current rates and higher yielding legacy assets continue to decline.  The net interest margin was positively impacted by the increase in the ratio of non-interest bearing demand deposits to total deposits, an increase in the ratio of loans to total interest-earning assets and an increase in the ratio of interest-earning assets to total assets.

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

An ALLL is established related to ACI loans when quarterly evaluations of expected cash flows indicate it is probable that the Company will be unable to collect all of the cash flows expected at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. An allowance for non-ACI loans is established if factors considered relevant by management indicate that additional losses have arisen on non-ACI loans subsequent to the FSB Acquisition.

Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net loss on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income.  For the three months ended March 31, 2014 and 2013, we recorded provisions for losses on covered loans of $0.8 million and $4.8 million and increases in related non-interest income of $0.6 million and $3.7 million, respectively. Also see the section below entitled “Termination of the Commercial Shared-Loss Agreement.”

For the three months ended March 31, 2014 and 2013, we recorded provisions for loan losses of $7.6 million and $7.2 million, respectively, related to new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income.  The provision for losses on new loans for the three months ended March 31, 2014 related primarily to growth in the new loan portfolio.  The provision for losses on new loans for the three months ended March 31, 2013 was driven primarily by losses of $12.3 million recognized on one commercial loan relationship, partially offset by updated loss factors applied in determining the ALLL, particularly for the new residential portfolio.  See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for further discussion.

Non-Interest Income

The Company reported non-interest income of $30.2 million and $20.1 million for the three months ended March 31, 2014 and 2013, respectively. The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Income from resolution of covered assets, net	$13,061	$19,190
Net loss on indemnification asset	(16,904)	(11,687)
FDIC reimbursement of costs of resolution of covered assets	1,128	2,864
Gain (loss) on sale of covered loans, net	19,294	(772)
Non-interest income from covered assets	16,579	9,595
Service charges and fees	4,005	3,342
Gain on sale of non-covered loans, net	38	186
Gain on investment securities available for sale, net	361	1,686
Other non-interest income	9,207	5,314
	$30,190	$20,123

Non-interest income related to transactions in the covered assets

Historically, a significant portion of our non-interest income has resulted from transactions related to the resolution of assets covered by our Loss Sharing Agreements with the FDIC. As covered assets continue to decline, we expect the impact of these transactions on results of operations to decrease.

The balance of the FDIC indemnification asset is reduced or increased as a result of decreases or increases in cash flows expected to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item “Net loss on indemnification asset.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•                  gains or losses from the resolution of covered assets;

•                  provisions for (recoveries of) losses on covered loans;

•                  gains or losses on the sale of covered loans; and

•                  gains or losses on OREO.

Each of these types of transactions is discussed further below.

Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the carrying value of the loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net loss on indemnification asset” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income or loss recorded in any period will be impacted by the amount of covered loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Payments in full	$11,355	$16,990
Foreclosures	(700)	(2,340)
Short sales	(238)	(1,701)
Charge-offs	(131)	(583)
Recoveries	2,775	6,824
Income from resolution of covered assets, net	$13,061	$19,190

Income from resolution of covered assets, net was $13.1 million and $19.2 million, respectively, for the three months ended March 31, 2014 and 2013.  The decrease in reported income generally reflects reductions in the level of activity related to covered assets.  The reduced level of activity is consistent with the overall reduction in the number of covered assets due to sales and resolutions, and to improvement in the quality of remaining covered assets. The substantial majority of income from resolution of covered assets has resulted from transactions covered under the Single Family Shared-Loss Agreement.

Income from payments in full for the three months ended March 31, 2014 decreased by $5.6 million compared to the three months ended March 31, 2013.  This decrease resulted from a reduction in the amount of paid in full resolutions and a decrease in average income per resolution. Average income per resolution declined in part due to updated cash flow forecasts, reflecting additional history with the performance of covered loans.

A decline in the level of foreclosure and short sale activity coupled with improving home prices led to decreases in losses on resolutions from foreclosures and short sales for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Recoveries decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to one large commercial loan recovery in the amount of $4.1 million in the three months ended March 31, 2013.

Under the terms of the Purchase and Assumption Agreement with the FDIC, the Bank may sell up to 2.5% of the covered loans based on UPB at the date of the FSB Acquisition, or approximately $280 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. Any loan sale in excess of this stipulated annual threshold requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell residential or non-residential loans in excess of the 2.5% threshold in the nine months prior to the stated termination date of loss share coverage (May 21, 2014 for non-residential loans and May 21, 2019 for residential loans) and the FDIC refuses to consent, the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement will be extended for two additional years with respect to the loans requested to be included in such sales. The Bank will then have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the extended termination dates, and any losses incurred will be covered under the Loss Sharing Agreements. This final sale mechanism, if exercised, ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the termination dates of the Loss Sharing Agreements.

We recognized gains on the sale of covered loans of $19.3 million for the quarter ended March 31, 2014, of which $1.3 million related to sales of residential loans and $18.0 million related to sales of commercial and consumer loans. For the quarter ended March 31, 2013, we recognized losses of $0.8 million on the sale of covered residential loans. The improvement in results of the residential loan sales resulted from better pricing. See Note 4 to the consolidated financial statements for further information about the sales of covered residential loans. We anticipate that we will continue to exercise our right to sell covered residential loans on a quarterly basis in the future.

In accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in the first quarter of 2014. Commercial and consumer loans with a carrying value of $86.5 million were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval. A provision for loan losses in the amount of $3.5 million, representing the excess of carrying value over the fair value of specific loans, was recognized upon the transfer to loans held for sale. The Company sold these covered loans during the three months ended March 31, 2014 receiving cash proceeds, net of transaction costs, in the amount of $101.0 million. The Company also sold commercial OREO properties with a carrying value of $1.3 million for cash proceeds of $0.8 million. The following table summarizes the impact of these transactions on pre-tax income, as reflected in the consolidated statements of income, for the three months ended March 31, 2014 (in thousands):

Gain on sale of covered loans	$17,971
Provision for loan losses on transfer to loans held for sale	(3,469)
Loss on sale of OREO	(524)
Loss on indemnification asset	(1,737)
$12,241

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

Net loss on indemnification asset of $16.9 million and $11.7 million was recorded for the three months ended March 31, 2014 and 2013, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the three months ended March 31, 2014 and 2013 was $17.5 million and $1.7 million, respectively, as detailed in the following tables (in thousands):

	Three Months Ended March 31, 2014
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(796)	$593	$(203)
Income from resolution of covered assets, net	13,061	(10,491)	2,570
Net gain on sale of covered loans	19,294	(4,848)	14,446
Gain on covered OREO	2,806	(2,158)	648
	$34,365	$(16,904)	$17,461

	Three Months Ended March 31, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(4,800)	$3,743	$(1,057)
Income from resolution of covered assets, net	19,190	(16,844)	2,346
Net loss on sale of covered loans	(772)	1,216	444
Loss on covered OREO	(249)	198	(51)
	$13,369	$(11,687)	$1,682

Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods.  For the three months ended March 31, 2014 and 2013 non-interest expense included $0.7 million and $1.4 million, respectively, of such expenses. During the three months ended March 31, 2014 and 2013, claims of $1.1 million and $2.9 million, respectively, were submitted to the FDIC. As of March 31, 2014, $12.2 million of expenses incurred to date remained to be submitted for reimbursement from the FDIC in future periods.

Other components of non-interest income

Other non-interest income increased to $9.2 million for the quarter ended March 31, 2014 from $5.3 million for the quarter ended March 31, 2013. The most significant component of the increase was an increase of $2.9 million in rental income on operating leases, reflecting the growth of the portfolio of equipment under operating lease.

Non-Interest Expense

The Company reported non-interest expense of $102.5 million and $82.8 million for the three months ended March 31, 2014 and 2013, respectively.  The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee compensation and benefits	$49,449	$43,075
Occupancy and equipment	16,967	15,042
Amortization of FDIC indemnification asset	15,741	2,280
(Gain) loss on other real estate owned, net (including (gain) loss related to covered OREO of $(2,806) and $249)	(2,677)	249
Foreclosure and other real estate owned expense	980	1,373
Deposit insurance expense	2,252	1,937
Professional fees	3,430	5,422
Telecommunications and data processing	3,307	3,368
Other non-interest expense	13,012	10,043
	$102,461	$82,789

Employee compensation and benefits and occupancy and equipment

Employee compensation and benefits for the three months ended March 31, 2014 increased by $6.4 million as compared to the three months ended March 31, 2013 while occupancy and equipment expense increased by $1.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. These increases related to the Company’s overall growth and its expansion into New York.

Amortization of FDIC indemnification asset

Amortization of the FDIC indemnification asset totaled $15.7 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively.

The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased.  This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans.  As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows.  For the three months ended March 31, 2014 and 2013, the average rate at which the FDIC indemnification asset was amortized was 5.47% and 0.64%, respectively.

The rate of amortization will increase if estimated future cash payments from the FDIC decrease. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset.  The average balance of the indemnification asset is decreasing as a result of the periodic amortization, losses on the indemnification asset partially offsetting gains recognized as a result of the positive resolution of covered assets and submission of claims and receipt of cash from the FDIC under the terms of the Loss Sharing Agreements. As we continue to submit claims under the Loss Sharing Agreements and recognize periodic amortization, the balance of the indemnification asset will continue to decline.

A rollforward of the FDIC indemnification asset for the year ended December 31, 2013 and the three months ended March 31, 2014 follows (in thousands):

Balance, December 31, 2012	$1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on indemnification asset	(50,638)
Balance, December 31, 2013	1,205,117
Amortization	(15,741)
Reduction for claims filed	(41,048)
Net loss on indemnification asset	(16,904)
Balance, March 31, 2014	$1,131,424

The following table presents the details of the FDIC indemnification asset at the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Amounts attributable to:
Residential loans and OREO	$1,137,065	$1,202,066
Commercial loans and OREO	(5,641)	2,281
Investment securities available for sale	—	770
FDIC indemnification asset	1,131,424	1,205,117
Less expected amortization	(223,857)	(240,773)
Amount expected to be collected from the FDIC	$907,567	$964,344

The amount of expected amortization reflects the impact of improvements in cash flows expected to be collected from the covered loans, as well as the impact of time value resulting from the discounting of the asset when it was initially established. This amount will be amortized to non-interest expense using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the Loss Sharing Agreements and the expected remaining life of the indemnified assets. The amounts attributable to commercial loans and OREO at March 31, 2014 represent amounts payable to the FDIC for transactions occurring prior to March 31, 2014.

OREO and foreclosure related components of non-interest expense

During the three months ended March 31, 2014 and 2013, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. Generally, OREO and foreclosure related expenses incurred on covered assets, which comprised the majority of OREO and foreclosure related expenses for the three months ended March 31, 2014 and all of OREO and foreclosure related expenses for three months ended March 31, 2013, are also eligible for reimbursement under the terms of the Loss Sharing Agreements.

Net (gain) loss on OREO totaled $(2.7) million, including gains on sales of OREO of $(2.6) million and recoveries of OREO impairment of $(64) thousand, for the three months ended March 31, 2014; and $0.2 million, including gains on sales of OREO of $(1.1) million and OREO impairment of $1.3 million, for the three months ended March 31, 2013. The improvement in OREO impairment reflects continuing trends of lower levels of OREO and foreclosure activity and an improving real estate market.

The following tables summarize OREO sale activity for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Units sold	Percent of Total Units	Total Gain (Loss)	Units sold	Percent of Total Units	Total Gain (Loss)
Residential OREO sales	62	87.3%	$515	178	96.7%	$1,278
Commercial OREO sales	9	12.7%	2,098	6	3.3%	(247)
	71	100.0%	$2,613	184	100.0%	$1,031

	Three Months Ended March 31,
	2014			2013
Residential OREO sales:	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Units sold at a gain	24	38.7%	$50	103	57.9%	$25
Units sold at a loss	38	61.3%	$(18)	75	42.1%	$(17)
	62	100.0%	$8	178	100.0%	$7

There were 160 and 912 residential units in the foreclosure pipeline and 145 and 328 residential units in OREO inventory at March 31, 2014 and 2013, respectively.

Other components of non-interest expense

Professional fees decreased by $2.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to consulting and advisory fees incurred in 2013 related to regulatory compliance.

The most significant components of other non-interest expense are advertising and promotion, depreciation of equipment under operating lease, insurance, travel and general office expense. Period over period increases in other non-interest expense related primarily to general organic growth of our business.  In addition, depreciation on equipment under operating lease of $1.9 million was recognized for the three months ended March 31, 2014 compared to $530 thousand for the three months ended March 31, 2013.

Income Taxes

The effective income tax rate decreased to 35.6% for the quarter ended March 31, 2014 from 39.1% for the quarter ended March 31, 2013.  This decrease primarily reflects the impact of increases in tax-exempt income and from state tax law changes enacted in the first quarter of 2014.

Termination of the Commercial Shared-Loss Agreement

FDIC loss sharing under the terms of the Commercial Shared-Loss Agreement is scheduled to terminate on May 21, 2014. At March 31, 2014, commercial and consumer loans with a carrying value of $91 million and investment securities available for sale with an amortized cost of $134 million and a carrying value of $209 million were covered under the Commercial Shared-Loss Agreement. We will bear all credit risk with respect to these assets after the termination of FDIC loss sharing. The Commercial Shared-Loss Agreement provides for the Bank’s continued reimbursement for recoveries, as defined, to the FDIC through May 21, 2017.

Analysis of Financial Condition

Average interest-earning assets increased $2.9 billion to $13.5 billion for the three months ended March 31, 2014 from $10.6 billion for the three months ended March 31, 2013. This increase was driven by a $3.9 billion increase in the average balance of outstanding loans, partially offset by a $708 million decrease in the average balance of investment securities available for sale. The increase in average loans reflected growth of $4.3 billion in average new loans outstanding, partially offset by a $375 million decrease in the average balance of loans acquired in the FSB Acquisition. The decrease in average investment securities available for sale resulted primarily from the sale and repayment of investment securities.  Average non-interest earning assets declined by $131 million. The most significant component of this decline was the decrease in the FDIC indemnification asset. Growth of the new loan portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.

Average interest bearing liabilities increased by $1.9 billion to $11.1 billion for the three months ended March 31, 2014 from $9.2 billion for the three months ended March 31, 2013, due to an increase of $1.4 billion in average interest bearing deposits and a $521 million increase in average FHLB advances. Average non-interest bearing deposits increased by $807 million.

Average stockholders’ equity increased by $133 million, due largely to the retention of earnings.

Investment Securities Available for Sale

The following tables show the breakdown of covered and non-covered securities in the Company’s investment portfolio at the dates indicated (in thousands):

	March 31, 2014
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,478,796	$38,306	$(8,297)	$1,508,805	$1,478,796	$1,508,805
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	9,390	—	(202)	9,188	9,390	9,188
Re-Remics	—	—	—	—	246,485	5,106	(18)	251,573	246,485	251,573
Private label residential mortgage-backed securities and CMOs	114,903	57,244	(77)	172,070	119,140	791	(1,449)	118,482	234,043	290,552
Private label commercial mortgage-backed securities	—	—	—	—	838,777	9,560	(7,940)	840,397	838,777	840,397
Non-mortgage asset-backed securities	—	—	—	—	166,671	6,350	(89)	172,932	166,671	172,932
Mutual funds and preferred stocks	15,419	13,909	—	29,328	95,571	6,122	—	101,693	110,990	131,021
State and municipal obligations	—	—	—	—	15,531	—	(34)	15,497	15,531	15,497
Small Business Administration securities	—	—	—	—	289,210	9,869	(6)	299,073	289,210	299,073
Other debt securities	3,601	4,256	—	7,857	—	—	—	—	3,601	7,857
	$133,923	$75,409	$(77)	$209,255	$3,259,571	$76,104	$(18,035)	$3,317,640	$3,393,494	$3,526,895

	December 31, 2013
	Covered Securities				Non-Covered Securities				Total
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair	Amortized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Value

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303	$1,548,671	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777	27,132	26,777
Re-Remics	—	—	—	—	267,525	4,261	(1)	271,785	267,525	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255	255,184	310,118
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772	814,114	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994	172,329	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532	140,806	149,677
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937	295,892	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—	3,542	7,761
	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355	$3,525,195	$3,637,124

Investment securities available for sale totaled $3.5 billion at March 31, 2014 compared to $4.3 billion at December 31, 2013. The decline of the investment portfolio during the three months ended March 31, 2014, reflected the deployment of a portion of the proceeds from the sale and repayment of securities to fund loan originations. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics and non-mortgage asset-backed securities collateralized by small balance commercial loans, auto loans and student loans as well as financial institution preferred stocks, state and municipal obligations and U.S. Small Business Administration securities that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of March 31, 2014 was 3.7 years and the effective duration was 2.0 years.

Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, there are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At March 31, 2014, we held Re-Remics with a carrying value of $252 million. At March 31, 2014, all but one of these securities were in unrealized gain positions; the one security in an unrealized loss position had a de-minimis unrealized loss of $18 thousand. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the newly issued regulations and any further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2015.

As discussed above in the section entitled “Results of Operations — Termination of the Commercial Shared-Loss Agreement”, FDIC loss share coverage on covered investment securities will end on May 21, 2014. Commercial Shared-Loss Agreement provisions providing a two-year extension of loss sharing for specific assets, if the FDIC does not approve a request for sale, do not apply to the covered investment securities.

Securities covered under the Commercial Shared-Loss Agreement as of March 31, 2014 include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities with an aggregate carrying value of $209 million.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of March 31, 2014. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

			After one Years		After five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$224,223	1.98%	$954,166	2.32%	$295,652	1.63%	$34,764	1.54%	$1,508,805	2.12%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	194	2.28%	845	2.29%	1,236	2.29%	6,913	2.29%	9,188	2.29%
Re-Remics	90,623	3.24%	149,889	3.23%	10,952	4.19%	109	2.62%	251,573	3.27%
Private label residential mortgage-backed securities and CMOs	81,532	6.68%	129,756	7.94%	51,578	9.24%	27,686	9.29%	290,552	7.95%
Private label commercial mortgage-backed securities	27,522	1.17%	471,893	2.34%	340,982	2.54%	—	—	840,397	2.38%
Non-mortgage asset-backed securities	41,665	4.03%	113,144	3.52%	18,101	3.55%	22	2.94%	172,932	3.65%
State and municipal obligations	—	0.00%	—	0.00%	15,497	3.71%	—	0.00%	15,497	3.71%
Small Business Administration securities	60,687	1.80%	145,702	1.80%	65,602	1.79%	27,082	1.77%	299,073	1.80%
Other debt securities	—	—	—	—	—	—	7,857	6.92%	7,857	6.92%
	$526,446	2.92%	$1,965,395	2.73%	$799,600	2.57%	$104,433	3.72%	3,395,874	2.75%

Mutual funds and preferred stocks with no scheduled maturity									131,021	5.59%

Total investment securities available for sale									$3,526,895	2.86%

As of March 31, 2014, 91.8% of the non-covered securities were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA. All remaining non-covered securities were investment grade. The investment portfolio was in a net unrealized gain position of $133 million at March 31, 2014 with aggregate fair value equal to 104% of amortized cost. Net unrealized gains included $152 million of gross unrealized gains and $18 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $49 million representing 1.4% of the fair value of the portfolio, with total unrealized losses of $2.4 million at March 31, 2014.  Gross unrealized losses on covered securities for which loss share coverage is scheduled to terminate in May 2014 totaled $77 thousand at March 31, 2014.

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

•                  the issuer’s financial condition, performance and business prospects; and

•                  changes in credit ratings.

No securities were determined to be OTTI at March 31, 2014 and 2013.

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity and duration of impairment of individual securities in the portfolio is generally not material.  Unrealized losses in the portfolio at March 31, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired.

The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government.  Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities, private label commercial mortgage-backed securities and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected.  Given the expectation of timely repayment of principal and interest and the generally limited duration and severity of impairment, we concluded that none of the debt securities in unrealized loss positions were other-than-temporarily impaired.

For further discussion of our analysis of investment securities for OTTI, see Note 3 to the consolidated financial statements.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain preferred stocks are classified within level 1 of the hierarchy. At March 31, 2014 and December 31, 2013, 5.4% and 5.6%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at March 31, 2014 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the three months ended March 31, 2014.

For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among covered ACI loans, covered non-ACI loans, non-covered ACI loans and new loans at the dates indicated (dollars in thousands):

	March 31, 2014
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,005,247	$67,876	$—	$1,938,321	$3,011,444	30.3%
Home equity loans and lines of credit	38,100	122,745	—	1,448	162,293	1.6%
	1,043,347	190,621	—	1,939,769	3,173,737	31.9%
Commercial:
Multi-family	19,288	—	8,102	1,259,376	1,286,766	12.9%
Commercial real estate
Owner occupied	27,372	1,272	10,104	775,601	814,349	8.2%
Non-owner occupied	38,200	—	1,949	1,181,545	1,221,694	12.3%
Construction and land	213	—	—	160,266	160,479	1.6%
Commercial and industrial	1,524	3,470	—	2,626,055	2,631,049	26.5%
Lease financing	—	—	—	352,785	352,785	3.6%
	86,597	4,742	20,155	6,355,628	6,467,122	65.1%
Consumer	200	—	—	295,448	295,648	3.0%
Total loans	1,130,144	195,363	20,155	8,590,845	9,936,507	100.0%
Premiums, discounts and deferred fees and costs, net	—	(12,483)	—	49,786	37,303
Loans net of premiums, discounts and deferred fees and costs	1,130,144	182,880	20,155	8,640,631	9,973,810
Allowance for loan and lease losses	—	(7,312)	—	(62,716)	(70,028)
Loans, net	$1,130,144	$175,568	$20,155	$8,577,915	$9,903,782

	December 31, 2013
	Covered Loans		Non-Covered Loans			Percent of
	ACI	Non-ACI	ACI	New Loans	Total	Total
Residential:
1-4 single family residential	$1,057,012	$70,378	$—	$1,800,332	$2,927,722	32.4%
Home equity loans and lines of credit	39,602	127,807	—	1,535	168,944	1.9%
	1,096,614	198,185	—	1,801,867	3,096,666	34.3%
Commercial:
Multi-family	33,354	—	8,093	1,097,872	1,139,319	12.6%
Commercial real estate
Owner occupied	49,861	689	5,318	712,844	768,712	8.5%
Non-owner occupied	93,089	52	1,449	946,543	1,041,133	11.5%
Construction and land	10,600	729	—	138,091	149,420	1.7%
Commercial and industrial	6,050	6,234	—	2,266,407	2,278,691	25.3%
Lease financing	—	—	—	337,382	337,382	3.7%
	192,954	7,704	14,860	5,499,139	5,714,657	63.3%
Consumer	1,679	—	—	213,107	214,786	2.4%
Total loans	1,291,247	205,889	14,860	7,514,113	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	—	(13,248)	—	40,748	27,500
Loans net of premiums, discounts and deferred fees and costs	1,291,247	192,641	14,860	7,554,861	9,053,609
Allowance for loan and lease losses	(2,893)	(9,502)	—	(57,330)	(69,725)
Loans, net	$1,288,354	$183,139	$14,860	$7,497,531	$8,983,884

Total loans, net of premiums, discounts and deferred fees and costs, increased by $920 million to $10.0 billion at March 31, 2014, from $9.1 billion at December 31, 2013.  New loans grew by $1.1 billion while loans acquired in the FSB Acquisition declined by $166 million from December 31, 2013 to March 31, 2014.  New residential loans grew by $142 million, new commercial loans grew by $859 million and new consumer loans increased by $85 million during the three months ended March 31, 2014.  Residential loan growth was attributable primarily to purchases of residential mortgages through established correspondent channels.

Growth in new loans, net of premiums, discounts and deferred fees and costs, for the three months ended March 31, 2014 included $368 million for the Florida franchise, $406 million for the New York franchise and $312 million for what we refer to as national platforms, consisting of our residential loan purchase program, our mortgage warehouse lending operations, the Bank’s three commercial lending subsidiaries and our indirect auto platform.  Growth for the national platforms included $131 million, $93 million and $83 million attributable to purchased residential mortgages, the lending subsidiaries and indirect auto lending, respectively.  At March 31, 2014, $3.5 billion or 41%, $2.0 billion or 23% and $3.1 billion or 36% of the new portfolio was attributable to the Florida and New York regions and national platforms, respectively.  The percentage of the new portfolio attributable to the New York region is expected to continue to grow.

At March 31, 2014 and December 31, 2013 respectively, 13% and 16% of loans, net of premiums, discounts and deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Residential mortgages totaled $3.2 billion, or 31.9% of total loans and $3.1 billion, or 34.3% of total loans at March 31, 2014 and December 31, 2013, respectively. The decline in this portfolio segment as a percentage of loans is a result of a strategic emphasis on commercial lending and the resolution of covered loans, including transfers to OREO, partially offset by residential loan purchases and to a lesser extent, originations.

The new residential loan portfolio includes both originated and purchased loans. At March 31, 2014 and December 31, 2013, $181 million or 9.4% and $170 million or 9.5%, respectively, of our new 1-4 single family residential loans were originated loans; $1.8 billion or 90.6% and $1.6 billion or 90.5%, respectively, of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At March 31, 2014, 14.1% of the purchased residential loan portfolio was comprised of interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

Home equity loans and lines of credit are not significant to the new loan portfolio.

We do not originate option adjustable rate mortgages (“ARMs”), “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement.

Commercial loans

The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction loans, land loans, commercial and industrial loans and direct financing leases.

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. Loan-to-value (“LTV”) ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans.  Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented less than 2% of the total loan portfolio at March 31, 2014.  Construction and land loans are generally made for projects expected to stabilize within twelve months of completion in submarkets with strong fundamentals and to a lesser extent for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At March 31, 2014, the carrying value of construction loans with available interest reserves totaled $63 million; the amount of available interest reserves totaled $3 million. All of these loans were rated “pass” at March 31, 2014.

Commercial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans also include shared national credits totaling $590 million at March 31, 2014, for borrowers in our geographic footprint.  Through three wholly-owned lending subsidiaries, the Company provides small business equipment financing, franchise lending, municipal essential use equipment financing and bond refundings throughout the United States and certain transportation equipment financing to businesses and municipalities throughout North America.  This financing may take the form of term loans or leases.

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 74.0% and 73.2% of new loans as of March 31, 2014 and December 31, 2013, respectively. New commercial loans that represent re-financings of covered loans are not significant.

Consumer Loans

Consumer loans are comprised primarily of indirect auto loans, representing 95.4% of new consumer loans at March 31, 2014. The consumer portfolio also includes consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.  At March 31, 2014, the substantial majority of indirect auto loans were to borrowers in Florida, New York and New Jersey. At March 31, 2014, 50% of the indirect auto portfolio was new car financing and 50% was used car financing. To mitigate compliance risk with respect to the indirect auto business, we have put in place dealer due diligence and monitoring processes and have initiated a detailed internal review process.  Subsequent to March 31, 2014, the Company made the decision to terminate our indirect auto lending activities. We are currently evaluating our future plans for the existing indirect auto loan portfolio.

Asset Quality

In discussing asset quality, a distinction must be made between covered loans and new loans. New loans were underwritten under significantly different and generally more conservative standards than the covered loans. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of covered loans is higher than that of new loans, our exposure to loss related to the covered loans is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these loans resulting from the application of acquisition accounting.  The Commercial Shared-Loss Agreement is scheduled to terminate on May 21, 2014. Certain loans currently eligible for FDIC loss sharing will no longer be eligible for loss sharing after that date. For further discussion, see the section entitled “Results of Operations — Termination of the Commercial Shared-Loss Agreement.”  At March 31, 2014, covered loans totaled $1.3 billion, of which 93% were covered under the Single Family Shared-Loss Agreement and 7% were covered under the Commercial Shared-Loss Agreement. The Single Family Shared-Loss Agreement is scheduled to terminate in May 2019.

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

At March 31, 2014, new commercial loans with aggregate balances of $11 million, $26 million and $7 million were rated special mention, substandard and doubtful, respectively. At December 31, 2013, new commercial loans aggregating $8 million, $26 million and $10 million were rated special mention, substandard and doubtful, respectively.  See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.

Residential

At March 31, 2014 and December 31, 2013, new 1-4 single family residential loans totaling $0.8 million and $0.6 million, respectively, were 90 days or more past due.  New 1-4 single family residential loans past due less than 90 days totaled $4 million and $3 million at March 31, 2014 and December 31, 2013, respectively.

The majority of our new residential mortgage portfolio consists of loans purchased through established correspondent channels. The credit parameters for purchasing loans are similar to the underwriting guidelines in place for our mortgage origination platform. For purchasing seasoned loans, good payment history is required. In general, we purchase performing jumbo mortgage loans which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.

The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV at the dates indicated (in thousands):

	March 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$46,876	$69,011	$92,172	$502,162	$710,221
60% - 70%	32,807	51,571	80,212	321,948	486,538
70% - 80%	22,298	65,606	131,784	507,458	727,146
More than 80%	27,076	5,453	3,149	9,886	45,564
	$129,057	$191,641	$307,317	$1,341,454	$1,969,469

	December 31, 2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608
	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

At March 31, 2014, 82% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.

At March 31, 2014, the purchased loan portfolio had the following characteristics: 42.3% were fixed rate loans; substantially all were full documentation with an average FICO score of 768 and average LTV of 64.6%. The majority of this portfolio was owner-occupied, with 94.2% primary residence, 5.2% second homes and 0.6% investment properties. In terms of vintage, 15.1% of the portfolio was originated pre-2012, 22.8% in 2012, 59.6% in 2013 and 2.5% in 2014.

Similarly, the originated loan portfolio had the following characteristics at March 31, 2014: 62.0% were fixed rate loans, 100% were full documentation with an average FICO score of 761 and average LTV of 62.2%. The majority of this portfolio was owner-occupied, with 88.4% primary residence, 10.6% second homes and 1.0% investment properties. In terms of vintage, 14.1% of the portfolio was originated pre-2012, 19.8% in 2012, 56.4% in 2013 and 9.7% in 2014.

Consumer

At March 31, 2014 and December 31, 2013, delinquent new consumer loans were insignificant.

The majority of our new consumer portfolio consists of indirect auto loans.  In general, we originate indirect auto loans to applicants who are well qualified; the average FICO score for indirect auto loans at March 31, 2014 was 732.  The indirect auto portfolio at March 31, 2014 was comprised of 39% super-prime, 45% prime and 16% non-prime paper.

Covered Loans

Covered loans consist of both ACI loans and non-ACI loans. At March 31, 2014, covered ACI loans totaled $1.1 billion and covered non-ACI loans totaled $183 million, net of premiums, discounts and deferred fees and costs.

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

At March 31, 2014, the carrying value of 1-4 single family residential non-ACI loans was $58 million; $2 million or 3.0% of these loans were 30 days or more past due and $33 thousand were 90 days or more past due. At March 31, 2014, ACI 1-4 single family residential loans totaled $1.0 billion; $74 million or 7.3% of these loans were delinquent by 30 days or more and $43 million or 4.3% were delinquent by 90 days or more.  At March 31, 2014, the amount of 1-4 single family residential non-ACI loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy was insignificant.

At March 31, 2014, non-ACI home equity loans and lines of credit had an aggregate carrying value of $121 million; $8 million or 7.0% of these loans were 30 days or more past due and $7 million or 5.5% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $38 million at March 31, 2014; $5 million or 12.7% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $4 million or 10.4% were delinquent by 90 days or more.

Additional information regarding ACI and non-ACI home equity loans and lines of credit at March 31, 2014 is summarized as follows:

	ACI	Non-ACI
Lien position:
First liens	7.9%	9.1%
Second or third liens	92.1%	90.9%
	100.0%	100.0%

Expected loss severity given default is significantly higher for home equity loans that are not first liens.  The amount of performing home equity loans and lines of credit in a second or third lien position with a non-performing underlying first lien was insignificant at March 31, 2014.

Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Single Family Shared-Loss Agreement.

Commercial

The Commercial Shared-Loss Agreement is scheduled to terminate on May 21, 2014. Commercial and consumer loans currently eligible for FDIC loss sharing will no longer be eligible for loss sharing after that date. For further discussion, see the section entitled “Results of Operations — Termination of the Commercial Shared-Loss Agreement.”

In the first quarter of 2014, we requested and received approval from the FDIC to sell, and completed the sale of, certain covered commercial and consumer loans.  See further discussion of the sale above in the section entitled “Results of Operations — Non-Interest Income”. The majority of the covered commercial and consumer loans exhibiting credit weaknesses were included in the sale. Loans not included in the sale represent performing relationships that management has made a business decision to retain or loans that are expected to resolve with no loss.

At March 31, 2014, non-ACI commercial loans had an aggregate recorded investment of $5 million; no significant balances were 90 days or more past due or were rated special mention, substandard or doubtful.

At March 31, 2014, ACI commercial loans had a carrying value of $107 million.  At March 31, 2014, loans with aggregate carrying values of $0.9 million were 90 days or more past due and $9 million and $0.1 million were internally risk rated substandard and doubtful, respectively.  At March 31, 2014, there were no ACI commercial loans rated special mention.

Impaired Loans and Non-Performing Assets

Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in troubled debt restructurings (“TDRs”) and placed on non-accrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO.  Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as non-accrual loans and we do not consider them to be non-performing assets. Historically and as of March 31, 2014, the majority of impaired loans and non-performing assets were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Loss Sharing Agreements and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and non-performing assets at the dates indicated (in thousands):

	March 31, 2014			December 31, 2013
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1-4 single family residential	$291	$194	$485	$293	$194	$487
Home equity loans and lines of credit	6,045	—	6,045	6,559	—	6,559
Total residential loans	6,336	194	6,530	6,852	194	7,046
Commercial (1):
Commercial real estate	—	5,076	5,076	1,042	4,229	5,271
Construction and land	—	235	235	—	244	244
Commercial and industrial	335	13,293	13,628	2,767	16,612	19,379
Lease financing	—	1,197	1,197	—	1,370	1,370
Total commercial loans	335	19,801	20,136	3,809	22,455	26,264
Consumer:	—	258	258	—	75	75
Total non-accrual loans	6,671	20,253	26,924	10,661	22,724	33,385
Non-ACI and new loans past due 90 days and still accruing	642	572	1,214	—	512	512
TDRs	1,995	—	1,995	1,765	—	1,765
Total non-performing loans	9,308	20,825	30,133	12,426	23,236	35,662
Other real estate owned	29,164	405	29,569	39,672	898	40,570
Total non-performing assets	38,472	21,230	59,702	52,098	24,134	76,232
Impaired ACI loans on accrual status (2)	—	—	—	44,286	—	44,286
Non-ACI and new TDRs in compliance with their modified terms	3,526	1,349	4,875	3,588	1,400	4,988
Total impaired loans and non-performing assets	$41,998	$22,579	$64,577	$99,972	$25,534	$125,506

Non-performing loans to total loans (3)		0.24%	0.30%		0.31%	0.39%
Non-performing assets to total assets (4)		0.13%	0.38%		0.16%	0.51%
ALLL to total loans (3)		0.72%	0.70%		0.76%	0.77%
ALLL to non-performing loans		301.16%	232.40%		246.73%	195.52%
Net charge-offs to average loans (5)		0.11%	0.35%		0.34%	0.31%

(1)              Includes ACI loans for which discount is no longer being accreted at December 31, 2013.

(2)              Includes TDRs on accrual status at December 31, 2013.

(3)              Total loans for purposes of calculating these ratios are net of premiums, discounts and deferred fees and costs.

(4)              Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(5)              Annualized.

Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretable yield continues to be accreted into income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $48 million and $78 million at March 31, 2014 and December 31, 2013, respectively.

The decline in the ratio of the ALLL to total loans for the new portfolio at March 31, 2014 as compared to December 31, 2013 is primarily a result of a decrease in the amount of specific reserves for impaired loans.  The additional decline in the ratio of the ALLL to total loans is primarily related to the sale of a majority of covered commercial and consumer loans that were impaired at December 31, 2013. See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for a further discussion of the methodology we use to determine the amount of the ALLL.

New and non-ACI commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. New and non-ACI residential and consumer loans are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are returned to accrual status when less than 90 days of interest is due and unpaid.  Past due status of loans is determined based on the contractual next payment due date.  Loans less than 30 days past due are reported as current.  Except for ACI loans accounted for in pools, loans that are the subject of TDRs are generally placed on non-accrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectable, the loans are returned to accrual status.

A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, restructuring of payment terms, extensions of maturity at below market terms, or in some cases, partial forgiveness of principal. Under generally accepted accounting principles, modified ACI loans accounted for in pools are not accounted for as TDRs and are not separated from their respective pools when modified. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.  To date, TDRs have not had a material impact on our financial condition or results of operations.

As of March 31, 2014, 8 commercial loans with an aggregate carrying value of $8 million and 21 residential loans with an aggregate carrying value of $6 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2014 or 2013. For additional information about TDRs, see Note 4 to the consolidated financial statements.

Additional interest income that would have been recognized on non-accrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

Potential Problem Loans

Potential problem loans have been identified by management as those loans included in the “substandard accruing” risk rating category.  These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $13 million at March 31, 2014. The majority of these loans were current as to principal and interest at March 31, 2014.  There were no substandard accruing non-ACI loans at March 31, 2014.

Loss Mitigation Strategies

We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of March 31, 2014, 12,376 borrowers had been counseled regarding their participation in HAMP; 9,085 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of March 31, 2014, 1,542 borrowers who did not elect to participate in the program had been sent termination letters and 3,324 borrowers had been denied due to ineligibility. There were 4,179 permanent loan modifications and 76 trial loan modifications at March 31, 2014. Substantially all of these modified loans were ACI loans accounted for in pools.

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

New and non-ACI Loans

Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio is not seasoned and has not yet developed an observable loss trend.  Therefore, the ALLL for new residential loans is based primarily on relevant proxy historical loss rates. The ALLL for new 1-4 single family residential loans is estimated using one year loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for expected losses in this portfolio class.

A peer group eight quarter average charge-off rate is used to estimate the ALLL for the new home equity loan class.  See further discussion of the use of peer group loss factors below. The new home equity portfolio is not a significant component of the overall loan portfolio.

Based on an updated analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter.  An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent.  We assume no cure for those loans that are currently 120+ days delinquent. A 12 month loss emergence period is being utilized. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default.

Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend and the non-ACI commercial portfolio has limited delinquency history, the ALLL for new and non-ACI commercial loans is based primarily on peer group average annual historical charge-off rates by loan class and the Company’s internal credit risk rating system. The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $750,000 are individually evaluated for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. Loss factors for these loans are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data.

The peer groups used to calculate the average annual historical charge-off rates that form the basis for our general reserve calculations for new and non-ACI commercial and new home equity and consumer loans are banks with total assets ranging from $3 — $15 billion.  We use a peer group of 23 banks in the U.S. Southeast region for loans originated in our Florida market and by our lending subsidiaries, and a peer group of 16 banks in the New York region for loans originated in our New York market.  These peer groups include all of the banks in each region within the defined asset size range. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. An eight-quarter average net charge-off rate is used.

We evaluate the composition of the peer groups annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal lease receivables is based on a cumulative municipal default curve for obligations of credit quality comparable to those in the Company’s portfolio.

Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group average annual historical loss rates are adjusted upward for loans rated special mention or assigned a lower “pass” rating. Prior to 2014, peer group average annual historical loss rates were adjusted downward for loans assigned the highest “pass” grades.  As peer group average annual historical loss rates have declined over the last year, the downward adjustment for loans assigned the highest “pass” grades has been eliminated.

Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Management has grouped potential qualitative adjustments into the following categories:

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

At March 31, 2014, qualitative adjustments were made to historical loss percentages related to:

•                  economic factors, specifically changes in real estate price indices, unemployment rates and GDP;

•                  the level of non-performing commercial loans;

•                  changes in credit administration staff;

•                  loan portfolio growth rates; and

•                  the level of policy and procedural exceptions.

For non-ACI residential loans, the allowance is initially calculated based on UPB. The total of UPB, less the calculated allowance, is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any such increase in the allowance for non-ACI loans will result in a corresponding increase in the FDIC indemnification asset.

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

Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at March 31, 2014 or December 31, 2013.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of commercial ACI loans in March 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level.

We recorded provisions for loan losses on ACI commercial loans of $2.0 million for the three months ended March 31, 2014.  Provisions for loan losses of $2.7 million recorded in connection with the transfer of ACI commercial loans to the held for sale classification were partially offset by recoveries of loan losses, based on our loan level analysis. We recorded recoveries of loan losses on ACI commercial loans of $(1.4) million for the three months ended March 31, 2013, based on our loan level analysis. Related increases (decreases) in the FDIC indemnification asset of $1.8 million and $(1.2) million were recorded for the three months ended March 31, 2014 and 2013, respectively.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2013	$2,893	$9,502	$57,330	$69,725
Provision for loan losses:
1-4 single family residential	—	(17)	451	434
Home equity loans and lines of credit	—	(1,633)	(1)	(1,634)
Multi-family	(38)	(4)	1,477	1,435
Commercial real estate
Owner occupied	(13)	(3)	(64)	(80)
Non-owner occupied	1,588	(2)	1,797	3,383
Construction and land	443	7	1,379	1,829
Commercial and industrial	(6)	150	2,685	2,829
Lease financing	—	—	(1,241)	(1,241)
Consumer	324	—	1,124	1,448
Total Provision	2,298	(1,502)	7,607	8,403
Charge-offs:
Home equity loans and lines of credit	—	(233)	—	(233)
Multi-family	(285)	—	—	(285)
Commercial real estate
Owner occupied	(356)	—	—	(356)
Non-owner occupied	(3,032)	—	—	(3,032)
Construction and land	(635)	(13)	—	(648)
Commercial and industrial	(559)	(477)	(2,186)	(3,222)
Consumer	(324)	—	(363)	(687)
Total Charge-offs	(5,191)	(723)	(2,549)	(8,463)
Recoveries:
Home equity loans and lines of credit	—	9	—	9
Multi-family	—	4	—	4
Commercial real estate
Non-owner occupied	—	3	—	3
Commercial and industrial	—	19	168	187
Consumer	—	—	160	160
Total Recoveries	—	35	328	363
Balance at March 31, 2014	$—	$7,312	$62,716	$70,028

	Three Months Ended March 31, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total

Balance at December 31, 2012	$8,019	$9,874	$41,228	$59,121
Provision for loan losses:
1-4 single family residential	—	116	(5,726)	(5,610)
Home equity loans and lines of credit	—	7,048	(1)	7,047
Multi-family	(153)	(3)	202	46
Commercial real estate
Owner occupied	(47)	—	16	(31)
Non-owner occupied	(1,288)	(50)	107	(1,231)
Construction and land	8	(1)	(28)	(21)
Commercial and industrial	77	(907)	12,543	11,713
Lease financing	—	—	(69)	(69)
Consumer	—	—	123	123
Total Provision	(1,403)	6,203	7,167	11,967
Charge-offs:
1-4 single family residential	—	(160)	—	(160)
Home equity loans and lines of credit	—	(840)	—	(840)
Commercial real estate
Non-owner occupied	(948)	—	—	(948)
Commercial and industrial	(878)	(105)	(8,194)	(9,177)
Consumer	—	—	(20)	(20)
Total Charge-offs	(1,826)	(1,105)	(8,214)	(11,145)
Recoveries:
Home equity loans and lines of credit	—	11	—	11
Multi-family	—	4	—	4
Commercial real estate
Non-owner occupied	—	49	—	49
Commercial and industrial	—	883	113	996
Consumer	—	—	20	20
Total Recoveries	—	947	133	1,080
Balance at March 31, 2013	$4,790	$15,919	$40,314	$61,023

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	March 31, 2014
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$810	$6,722	$7,532	30.3%
Home equity loans and lines of credit	—	6,386	11	6,397	1.6%
	—	7,196	6,733	13,929	31.9%
Commercial:
Multi-family	—	—	5,424	5,424	12.9%
Commercial real estate
Owner occupied	—	3	6,710	6,713	8.2%
Non-owner occupied	—	9	6,198	6,207	12.3%
Construction and land	—	—	2,182	2,182	1.6%
Commercial and industrial	—	104	30,643	30,747	26.5%
Lease financing	—	—	1,718	1,718	3.6%
	—	116	52,875	52,991	65.1%
Consumer	—	—	3,108	3,108	3.0%
	$—	$7,312	$62,716	$70,028	100.0%

	December 31, 2013
	Covered Loans
	ACI Loans	Non-ACI Loans	New Loans	Total	% (1)
Residential:
1-4 single family residential	$—	$827	$6,271	$7,098	32.4%
Home equity loans and lines of credit	—	8,243	12	8,255	1.9%
	—	9,070	6,283	15,353	34.3%
Commercial:
Multi-family	323	—	3,947	4,270	12.6%
Commercial real estate
Owner occupied	369	6	6,774	7,149	8.5%
Non-owner occupied	1,444	8	4,401	5,853	11.5%
Construction and land	192	6	803	1,001	1.7%
Commercial and industrial	565	412	29,976	30,953	25.3%
Lease financing	—	—	2,959	2,959	3.7%
	2,893	432	48,860	52,185	63.3%
Consumer	—	—	2,187	2,187	2.4%
	$2,893	$9,502	$57,330	$69,725	100.0%

(1)                                 Represents percentage of loans receivable in each category to total loans receivable.

The increase in the balance of the ALLL for new loans at March 31, 2014 as compared to December 31, 2013 reflects the growth of the new loan portfolio across all significant loan categories. The peer group net charge-off rates used in the calculation of the quantitative portion of general reserves declined for most commercial and commercial real estate loan types for the quarter ended March 31, 2014. The impact of the declines in net charge-off rates was substantially offset by the elimination of favorable adjustments to peer group net charge-off rates for loans assigned the highest pass ratings, as discussed above, and by an increase in the qualitative factor for portfolio growth trends. Other significant components of the change in the ALLL at March 31, 2014 as compared to December 31, 2013, include:

•                  A decrease of $2.9 million for ACI commercial loans, primarily as a result of the sale of impaired loans during the three months ended March 31, 2014;

•                  A decrease of $1.9 million for non-ACI home equity loans, attributable primarily to an improvement in roll rates;

•                  A decrease of $2.1 million in specific reserves in the new commercial and industrial category;

•                  An increase of $1.4 million for new construction and land loans, attributable to an increase in peer group net charge-off rates as well as growth of the portfolio; and

•                  A decrease of $1.2 million for new lease financing, due primarily to a decrease in the quantitative loss factor applied to municipal leases.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Equipment under Operating Lease

Equipment under operating lease consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns. There were no significant changes in the portfolio of equipment under operating lease or in the performance of lessees during the quarter ended March 31, 2014. There were no impairments of residuals or asset carrying values, missed payments, time off lease or restructurings related to the operating lease portfolio during the quarter.

Other Real Estate Owned

The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$40,570	$76,022
Transfers from loan portfolio	9,154	24,793
Sales	(20,219)	(30,642)
(Impairment) recovery	64	(1,280)
Balance, end of period	$29,569	$68,893

OREO consisted of the following types of properties at the dates indicated (in thousands):

	March 31, 2014			December 31, 2013
	Covered	Non- Covered	Total	Covered	Non- Covered	Total
1-4 single family residential	$24,841	$90	$24,931	$28,310	$83	$28,393
Condominium	4,323	—	4,323	4,732	—	4,732
Multi-family	—	—	—	135	—	135
Commercial real estate	—	—	—	5,708	500	6,208
Land	—	315	315	787	315	1,102
	$29,164	$405	$29,569	$39,672	$898	$40,570

The decrease in OREO reflects the sale of covered commercial OREO properties during the quarter ended March 31, 2014 in conjunction with the covered commercial loan sale discussed above as well as continued efforts to resolve non-performing covered residential assets and a decline in the volume of residential foreclosures. Residential OREO inventory declined to 145 units at March 31, 2014 from 157 units at December 31, 2013.

Deposits

The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,139,414	0.00%	$1,332,461	0.00%
Interest bearing	686,998	0.42%	544,566	0.50%
Money market	3,917,021	0.50%	3,169,281	0.53%
Savings	738,122	0.30%	975,542	0.42%
Time	3,347,334	1.21%	2,635,152	1.39%
	$10,828,889	0.60%	$8,657,002	0.70%

Total deposits increased by $591 billion to $11.1 billion at March 31, 2014 from $10.5 billion at December 31, 2013.  The distribution of deposits reflected in the table above reflects growth in lower rate deposit products, including non-interest bearing demand deposits, consistent with management’s business strategy. Growth of deposits across all categories is expected to continue.

The following table presents scheduled maturities of time deposits with balances equal to or greater than $100,000 as of March 31, 2014 (in thousands):

Three months or less	$387,510
Over three through six months	587,132
Over six through twelve months	794,414
Over twelve months	516,243
$2,285,299

Federal Home Loan Bank Advances and Other Borrowings

Outstanding FHLB advances and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013

FHLB advances	$2,462,267	$2,412,050
Securities sold under agreements to repurchase	367	346
Capital lease obligations	10,874	1,917
	$2,473,508	$2,414,313

In addition to deposits, we utilize FHLB advances to fund balance sheet growth; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances outstanding at March 31, 2014 is scheduled to mature as follows (in thousands):

Maturing in:
2014	$1,170,000
2015	915,350
2016	225,000
2017	155,000
Total contractual balance outstanding	2,465,350
Unamortized acquisition accounting fair value adjustment and modification costs	(3,083)
Carrying value	$2,462,267

Capital Resources

Stockholders’ equity increased by $51 million for the three months ended March 31, 2014 due primarily to the retention of earnings. Stockholders’ equity was impacted to a lesser extent by changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges.

Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2014 and December 31, 2013, BankUnited and the Company had capital levels that exceeded the well-capitalized guidelines.

The following table presents the Company’s regulatory capital ratios as of March 31, 2014 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized			Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,840,396	12.12%	N/A	(1)	N/A (1)	$607,254	4.00%
Tier 1 risk-based capital	$1,840,396	19.42%	$568,701		6.00%	$379,134	4.00%
Total risk based capital	$1,920,839	20.27%	$947,836		10.00%	$758,268	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

On July 2, 2013 the Federal Reserve Board approved a final rule that implements the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The Company is required to implement the final rule on January 1, 2015, with a phase-in period extending through January 1, 2019. The rule will add another risk-based capital category, common equity Tier 1 capital, increase the required tier 1 capital level, increase risk weights for certain of the Company’s investment securities, loans and other assets and add some complexity to the risk-based capital calculations. In addition, a capital conservation buffer will be phased in beginning in 2016. In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold this capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. As of March 31, 2014, the adoption of the rule would not have impacted our capital categories.

Liquidity

Liquidity involves our ability to generate adequate funds to support planned asset growth, particularly growth of the new loan portfolio, meet deposit withdrawal requests and other contractual obligations, maintain reserve requirements, conduct routine operations and pay dividends.

Our consolidated statements of cash flows have historically reflected net cash outflows from operating activities. For the three months ended March 31, 2014 and the year ended December 31, 2013, net cash used in operating activities was $18.6 million and $67.1 million, respectively. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows is accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $91.5 million and $410.4 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $41.0 million and $164.9 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively; for both periods, exceeding net operating cash outflows. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity available to fund operating needs, dividends to BankUnited, Inc. and new loan growth. Cash generated by the repayment and resolution of covered loans totaled $282.8 million and $841.3 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

While we anticipate that the level of accretion on ACI loans will continue to result in reporting cash outflows from operating activities in the near term, the percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion is continuing to decrease. Cash flows from resolution of the covered loans will ultimately be replaced by operating cash flows from new assets originated with those proceeds. In addition to cash provided by the repayment and resolution of covered loans and payments under the Loss Sharing Agreements from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio and, to a lesser extent, FHLB advances.

BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At March 31, 2014, unencumbered investment securities available for sale totaled $2.4 billion. At March 31, 2014, BankUnited had available borrowing capacity at the FHLB of $1.9 billion, unused borrowing capacity at the Federal Reserve Bank of $92 million and unused Federal funds and repurchase agreement lines of credit totaling $85 million. The ability to sell or potentially securitize other earning assets, such as the new residential mortgage portfolio, provides a potential source of contingency liquidity, although we do not currently anticipate liquidating any portion of that portfolio. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.

Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.

The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 5.0%. At March 31, 2014, BankUnited’s liquid assets divided by total assets was 7.1%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At March 31, 2014, BankUnited’s one year liquidity ratio was 139%.  Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At March 31, 2014, BankUnited was within acceptable limits established by ALCO for each of these measures.

As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the Bank, access to public debt and capital markets and, to a lesser extent, its own available for sale securities portfolio which consists primarily of U. S. government agency floating rate mortgage-backed securities and financial institution preferred stocks. There are regulatory limitations that affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing near-term cash obligations.

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200 and plus 300 basis point change with rates increasing 25 basis points per month until the applicable limit is reached as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at March 31, 2014 due to the current low rate environment. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at March 31, 2014:

	Plus 100	Plus 200	Plus 300
Twelve Months	1.3%	1.5%	1.5%
Twenty Four Months	4.9%	9.0%	11.3%

Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at March 31, 2014 due to the current low rate environment.  The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of March 31, 2014, our simulation for BankUnited indicated percentage changes from base EVE of (0.9)%, (2.4)% and (5.0)% in plus 100, 200, and 300 basis point scenarios, respectively.

These measures fall within an acceptable level of interest rate risk per the policies established by ALCO. In the event the models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale or re-positioning of a portion of its available for sale investment portfolio, restructuring of borrowings, or the use of derivatives such as interest rate swaps and caps.

Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the change in rates. Actual results may not be similar to the Company’s projections due to several factors including the timing and frequency of rate changes, market conditions, changes in depositor behavior and the shape of the yield curve. Actual results may also differ due to the Company’s actions, if any, in response to changing rates and conditions.

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to variability in interest cash flows on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2014, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $1.7 billion.  The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $13 million and the aggregate fair value included in other liabilities was $37 million.

Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $739 million at March 31, 2014. The aggregate fair value of these interest rate swaps included in other assets was $8 million and the aggregate fair value included in other liabilities was $8 million. These interest rate swaps were entered into as accommodations to certain of our commercial borrowers.

See Note 7 to the consolidated financial statements for more information about our derivative positions.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of March 31, 2014 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$446,945	$446,945
Commitments to purchase loans	—	91,354	91,354
Unfunded commitments under lines of credit	48,695	984,348	1,033,043
Commercial and standby letters of credit	—	47,072	47,072
	$48,695	$1,569,719	$1,618,414

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2013 Annual Report on Form 10-K.

Non-GAAP Financial Measure

Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at March 31, 2014 (in thousands except share and per share data):

Total stockholders’ equity	$1,979,704
Less: goodwill and other intangible assets	68,898
Tangible stockholders’ equity	$1,910,806

Common stock shares issued and outstanding	101,663,937

Book value per common share	$19.47

Tangible book value per common share	$18.80

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

During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.

Item 6.   Exhibits

Exhibit Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May 2014.

/s/ John A. Kanas
John A. Kanas
Chairman, President and Chief Executive Officer

/s/ Leslie Lunak
Leslie Lunak
Chief Financial Officer

EXHIBIT INDEX

Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith