Form 10-Q
period 2014-06-30
BankUnited, Inc.
filed 2014-08-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 5, 2014
Common Stock, $0.01 Par Value	101,623,175

BankUnited, Inc.

Form 10-Q

For the Quarter Ended June 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks:
Non-interest bearing	$36,362	$45,976
Interest bearing	18,708	14,590
Interest bearing deposits at Federal Reserve Bank	320,638	190,075
Federal funds sold	3,442	2,108
Cash and cash equivalents	379,150	252,749
Investment securities available for sale, at fair value (including covered securities of $205,769 at December 31, 2013)	4,091,547	3,637,124
Non-marketable equity securities	163,774	152,066
Loans held for sale	1,525	194
Loans (including covered loans of $1,168,012 and $1,483,888)	10,578,190	9,053,609
Allowance for loan and lease losses	(75,471)	(69,725)
Loans, net	10,502,719	8,983,884
FDIC indemnification asset	1,084,678	1,205,117
Bank owned life insurance	213,715	206,759
Equipment under operating lease	199,567	196,483
Other real estate owned (including covered OREO of $20,700 and $39,672)	21,015	40,570
Deferred tax asset, net	78,580	70,626
Goodwill and other intangible assets	68,737	69,067
Other assets	203,316	232,010
Total assets	$17,008,323	$15,046,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,312,104	$2,171,335
Interest bearing	750,985	676,079
Savings and money market	5,073,669	4,402,987
Time	3,899,973	3,282,027
Total deposits	12,036,731	10,532,428
Federal Home Loan Bank advances and other borrowings	2,698,788	2,414,313
Other liabilities	258,232	171,210
Total liabilities	14,993,751	13,117,951

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 101,650,857 and 101,013,014 shares issued and outstanding	1,017	1,010
Paid-in capital	1,344,106	1,334,945
Retained earnings	595,161	535,263
Accumulated other comprehensive income	74,288	57,480
Total stockholders' equity	2,014,572	1,928,698
Total liabilities and stockholders' equity	$17,008,323	$15,046,649

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest income:
Loans	$164,184	$154,760	$327,967	$299,851
Investment securities available for sale	25,741	30,196	50,567	60,201
Other	1,808	1,142	3,761	2,421
Total interest income	191,733	186,098	382,295	362,473
Interest expense:
Deposits	17,467	14,158	33,562	29,039
Borrowings	8,388	7,890	16,391	15,597
Total interest expense	25,855	22,048	49,953	44,636
Net interest income before provision for loan losses	165,878	164,050	332,342	317,837
Provision for (recovery of) loan losses (including $897, $(2,951), $1,693 and $1,849 for covered loans)	7,192	4,881	15,595	16,848
Net interest income after provision for loan losses	158,686	159,169	316,747	300,989
Non-interest income:
Income from resolution of covered assets, net	12,170	20,580	25,231	39,770
Net loss on indemnification asset	(5,896)	(17,683)	(22,800)	(29,370)
FDIC reimbursement of costs of resolution of covered assets	1,112	2,261	2,240	5,125
Service charges and fees	4,186	3,379	8,191	6,721
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $(366), $(4,311), $18,928, and $(5,082))	(9)	(4,115)	19,323	(4,701)
Gain on investment securities available for sale, net (including loss related to covered securities of $(963) for the three and six months ended June 30, 2013)	—	3,536	361	5,222
Other non-interest income	8,915	5,272	18,122	10,586
Total non-interest income	20,478	13,230	50,668	33,353
Non-interest expense:
Employee compensation and benefits	49,556	43,027	99,005	86,102
Occupancy and equipment	17,496	15,381	34,463	30,423
Amortization of FDIC indemnification asset	15,194	7,150	30,935	9,430
(Gain) loss on other real estate owned, net (including (gain) loss related to covered OREO of $218, $(5,672), $(2,589) and $(5,423))	218	(5,672)	(2,459)	(5,423)
Foreclosure and other real estate owned expense	1,508	3,256	2,488	4,629
Deposit insurance expense	2,311	1,724	4,563	3,661
Professional fees	3,127	6,959	6,557	12,381
Telecommunications and data processing	3,266	3,484	6,573	6,852
Other non-interest expense	13,944	10,188	26,956	20,231
Total non-interest expense	106,620	85,497	209,081	168,286
Income before income taxes	72,544	86,902	158,334	166,056
Provision for income taxes	24,001	32,894	54,520	63,822
Net income	$48,543	$54,008	$103,814	$102,234
Earnings per common share, basic (see Note 2)	$0.46	$0.52	$0.99	$1.00
Earnings per common share, diluted (see Note 2)	$0.46	$0.52	$0.99	$0.99
Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$48,543	$54,008	$103,814	$102,234
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	8,022	(40,858)	21,433	(34,393)
Reclassification adjustment for net securities gains realized in income	—	(2,172)	(222)	(3,208)
Net change in unrealized gains on securities available for sale	8,022	(43,030)	21,211	(37,601)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(7,939)	11,567	(12,515)	9,949
Reclassification adjustment for net losses realized in income	4,089	3,163	8,112	5,740
Net change in unrealized losses on derivative instruments	(3,850)	14,730	(4,403)	15,689
Other comprehensive income (loss)	4,172	(28,300)	16,808	(21,912)
Comprehensive income	$52,715	$25,708	$120,622	$80,322

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$103,814	$102,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion, net	(138,373)	(203,328)
Provision for loan losses	15,595	16,848
Income from resolution of covered assets, net	(25,231)	(39,770)
Net loss on indemnification asset	22,800	29,370
(Gain) loss on sale of loans, net	(19,323)	4,701
Increase in cash surrender value of bank owned life insurance	(1,659)	(1,569)
Gain on investment securities available for sale, net	(361)	(5,222)
Gain on other real estate owned, net	(2,459)	(5,423)
Equity based compensation	7,274	6,663
Depreciation and amortization	14,931	10,193
Deferred income taxes	(18,504)	12,158
Proceeds from sale of loans held for sale	10,296	17,927
Loans originated for sale, net of repayments	(11,407)	(16,956)
Realized tax benefits from dividend equivalents and equity based compensation	(980)	(334)
Other:
(Increase) decrease in other assets	(13,434)	6,129
Increase in other liabilities	5,506	20,443
Net cash used in operating activities	(51,515)	(45,936)

Cash flows from investing activities:
Purchase of investment securities available for sale	(636,547)	(634,827)
Proceeds from repayments of investment securities available for sale	159,147	360,834
Proceeds from sale of investment securities available for sale	119,824	241,830
Purchase of non-marketable equity securities	(32,850)	(19,212)
Proceeds from redemption of non-marketable equity securities	21,142	9,881
Purchases of loans	(379,340)	(575,162)
Loan originations, repayments and resolutions, net	(1,391,119)	(523,352)
Proceeds from sale of loans, net	490,462	53,182
Decrease in FDIC indemnification asset for claims filed	66,704	73,636
Purchase of bank owned life insurance	(7,700)	—
Bank owned life insurance proceeds	2,403	2,782
Purchase of premises and equipment, net	(12,693)	(12,084)
Acquisition of equipment under operating lease	(14,461)	(47,866)
Proceeds from sale of other real estate owned	37,325	73,045
Net cash used in investing activities	(1,577,703)	(997,313)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	1,504,310	492,879
Additions to Federal Home Loan Bank advances and other borrowings	1,915,162	1,890,000
Repayments of Federal Home Loan Bank advances and other borrowings	(1,640,794)	(1,616,531)
Dividends paid	(43,791)	(21,703)
Realized tax benefits from dividend equivalents and equity based compensation	980	334
Exercise of stock options	914	2,139
Other financing activities	18,838	14,330
Net cash provided by financing activities	1,755,619	761,448
Net increase (decrease) in cash and cash equivalents	126,401	(281,801)
Cash and cash equivalents, beginning of period	252,749	495,353
Cash and cash equivalents, end of period	$379,150	$213,552
Supplemental disclosure of cash flow information:
Interest paid	$46,559	$43,579
Income taxes paid	$70,755	$56,680
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$15,311	$41,641
Disbursement of loan proceeds from escrow	$52,500	$—
Dividends declared, not paid	$21,958	$21,726
Unsettled securities trades	$65,948	$—
Acquisition of assets under capital lease	$9,035	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	101,013,014	$1,010	—	$—	$1,334,945	$535,263	$57,480	$1,928,698
Comprehensive income	—	—	—	—	—	103,814	16,808	120,622
Dividends	—	—	—	—	—	(43,916)	—	(43,916)
Equity based compensation	634,180	6	—	—	7,268	—	—	7,274
Forfeiture of unvested shares	(51,220)	—	—	—	—	—	—	—
Exercise of stock options	54,883	1	—	—	913	—	—	914
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	980	—	—	980
Balance at June 30, 2014	101,650,857	$1,017	—	$—	$1,344,106	$595,161	$74,288	$2,014,572

Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680
Comprehensive income	—	—	—	—	—	102,234	(21,912)	80,322
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—		—
Dividends	—	—	—	—	—	(43,429)	—	(43,429)
Equity based compensation	28,763	—	—	—	6,663	—	—	6,663
Forfeiture of unvested shares	(24,610)	—	—	—	—	—	—	—
Exercise of stock options	123,721	2	—	—	2,137	—	—	2,139
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	334	—	—	334
Balance at June 30, 2013	100,550,397	$1,006	—	$—	$1,317,449	$472,190	$62,064	$1,852,709

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Note 1   Basis of Presentation and Summary of Significant Accounting Policies

BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 99 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at June 30, 2014.

On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the Federal Deposit Insurance Corporation ("FDIC") in a transaction referred to as the "FSB Acquisition." Neither the Company nor the Bank had any substantive operations prior to May 21, 2009. In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC (the "Loss Sharing Agreements"). The Loss Sharing Agreements consist of a single family shared-loss agreement (the "Single Family Shared-Loss Agreement"), and a commercial and other loans shared-loss agreement, (the "Commercial Shared-Loss Agreement"). The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank’s reimbursement for recoveries to the FDIC through May 21, 2019 for single family residential loans and other real estate owned ("OREO"). Loss sharing under the Commercial Shared-Loss Agreement terminated on May 21, 2014. The Commercial Shared-Loss Agreement continues to provide for the Bank’s reimbursement of recoveries to the FDIC through May 21, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. Gains realized on the sale of formerly covered investment securities are included in recoveries subject to reimbursement. The assets covered under the Loss Sharing Agreements are collectively referred to as the “covered assets.” Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected in future periods.

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied retrospectively. Early application is not permitted. Management is currently evaluating the impact of adoption.

In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the definition of a discontinued operation and, thus, limit the circumstances under which a disposal may be reported as a discontinued operation. Under the amendments, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The amendments in this update were adopted by the Company in April 2014 and had no material impact on the presentation of the Company’s consolidated balance sheets, statements of income or statements of cash flows.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Note 2   Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per common share:
Numerator:
Net income	$48,543	$54,008	$103,814	$102,234
Distributed and undistributed earnings allocated to participating securities	(1,934)	(2,124)	(4,086)	(5,258)
Income allocated to common stockholders for basic earnings per common share	$46,609	$51,884	$99,728	$96,976
Denominator:
Weighted average common shares outstanding	101,651,265	100,484,614	101,489,190	98,315,096
Less average unvested stock awards	(1,205,669)	(1,104,635)	(1,092,262)	(1,135,499)
Weighted average shares for basic earnings per common share	100,445,596	99,379,979	100,396,928	97,179,597
Basic earnings per common share	$0.46	$0.52	$0.99	$1.00
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$46,609	$51,884	$99,728	$96,976
Adjustment for earnings reallocated from participating securities	4	2	9	1,225
Income used in calculating diluted earnings per common share	$46,613	$51,886	$99,737	$98,201
Denominator:
Average shares for basic earnings per common share	100,445,596	99,379,979	100,396,928	97,179,597
Dilutive effect of stock options and preferred shares	141,664	189,403	143,066	2,342,584
Weighted average shares for diluted earnings per common share	100,587,260	99,569,382	100,539,994	99,522,181
Diluted earnings per common share	$0.46	$0.52	$0.99	$0.99

The following potentially dilutive securities were outstanding at June 30, 2014 and 2013 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unvested shares	1,228,067	1,152,651	1,228,067	1,152,651
Stock options and warrants	6,386,424	6,733,410	6,386,424	6,733,410

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Note 3   Investment Securities Available for Sale

Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. Treasury securities	$104,825	$186	$—	$105,011
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,466,591	40,542	(6,995)	1,500,138
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	80,079	150	—	80,229
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	226,247	4,713	(19)	230,941
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	222,542	56,041	(1,082)	277,501
Private label commercial mortgage-backed securities	1,031,280	14,665	(3,664)	1,042,281
Single family rental real estate-backed securities	146,000	58	—	146,058
Collateralized loan obligations	50,000	—	—	50,000
Non-mortgage asset-backed securities	158,963	6,707	(23)	165,647
Mutual funds and preferred stocks	110,917	20,082	(35)	130,964
State and municipal obligations	15,460	146	(54)	15,552
Small Business Administration securities	328,550	10,709	(44)	339,215
Other debt securities	3,638	4,372	—	8,010
	$3,945,092	$158,371	$(11,916)	$4,091,547

	December 31, 2013
	Covered Securities				Non-Covered Securities
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777
Re-Remics	—	—	—	—	267,525	4,261	(1)	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—
	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355

As discussed in Note 1, FDIC loss sharing on covered investment securities ended on May 21, 2014. Investment securities formerly covered under the Commercial Shared-Loss Agreement had an aggregate fair value of $204 million, amortized cost of $130 million and gross unrealized gains of $73 million as of June 30, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

At June 30, 2014, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$453,015	$504,186
Due after one year through five years	2,295,366	2,326,472
Due after five years through ten years	924,482	951,438
Due after ten years	161,312	178,487
Mutual funds and preferred stocks with no stated maturity	110,917	130,964
	$3,945,092	$4,091,547

Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2014 was 3.8 years. The effective duration of the investment portfolio as of June 30, 2014 was 1.9 years. The model results are based on assumptions that may differ from actual results.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank ("FRB") totaled $0.9 billion at June 30, 2014 and December 31, 2013.

The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sale of investment securities available for sale	$—	$122,515	$119,824	$241,830

Gross realized gains	$—	$4,501	$1,280	$6,190
Gross realized losses	—	(2)	(919)	(5)
Net realized gain	—	4,499	361	6,185
Other-than-temporary impairment (“OTTI”)	—	(963)	—	(963)
Gain on investment securities available for sale, net	$—	$3,536	$361	$5,222

During the three months ended June 30, 2013, OTTI was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security was covered under the Loss Sharing Agreements, therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on indemnification asset”.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions, at the dates indicated (in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$48,304	$(2,993)	$273,584	$(4,002)	$321,888	$(6,995)
Re-Remics	2,822	(19)	—	—	2,822	(19)
Private label residential mortgage-backed securities and CMOs	19,670	(49)	29,218	(1,033)	48,888	(1,082)
Private label commercial mortgage-backed securities	35,941	(99)	240,219	(3,565)	276,160	(3,664)
Non-mortgage asset-backed securities	29,483	(23)	—	—	29,483	(23)
Mutual funds and preferred stocks	20,215	(35)	—	—	20,215	(35)
State and municipal obligations	6,903	(54)	—	—	6,903	(54)
Small Business Administration securities	30,645	(44)	—	—	30,645	(44)
	$193,983	$(3,316)	$543,021	$(8,600)	$737,004	$(11,916)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$414,361	$(8,559)	$—	$—	$414,361	$(8,559)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	26,777	(355)	—	—	26,777	(355)
Re-Remics	11,037	(1)	—	—	11,037	(1)
Private label residential mortgage-backed securities and CMOs	79,048	(1,696)	10,303	(238)	89,351	(1,934)
Private label commercial mortgage-backed securities	511,778	(12,980)	—	—	511,778	(12,980)
Non-mortgage asset-backed securities	1,516	(11)	—	—	1,516	(11)
Mutual funds and preferred stocks	67,513	(1,870)	—	—	67,513	(1,870)
	$1,112,030	$(25,472)	$10,303	$(238)	$1,122,333	$(25,710)

The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2014. As discussed above, one security was determined to be other-than-temporarily impaired during the three months ended June 30, 2013.  The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2014, 39 securities were in unrealized loss positions. Unrealized losses on investment securities available for sale at June 30, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. The amount of impairment related to 13 of these securities was considered insignificant, totaling

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

approximately $124 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise residential mortgage-backed securities:

At June 30, 2014, eight U.S. Government agency and sponsored enterprise residential mortgage-backed securities were in unrealized loss positions. These securities evidenced unrealized losses ranging from less than 1% to 8% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

Private label residential mortgage-backed securities and CMOs:

At June 30, 2014, six private label residential mortgage-backed securities were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses related to any of these securities as of June 30, 2014. These securities evidenced unrealized losses ranging from less than 1% to 8% of amortized cost. One of these securities had been in an unrealized loss position for 36 months and had an unrealized loss of $80 thousand. The market for this security is thin and the market price is adversely affected by lack of liquidity.  This bond is considered an odd lot which can be detrimental to potential bids for the security. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Private label commercial mortgage-backed securities:

At June 30, 2014, nine private label commercial mortgage-backed securities were in unrealized loss positions. The amount of impairment of each of the individual securities was 2% or less of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Preferred stocks:

At June 30, 2014, six investments in one financial institution preferred stock were in unrealized loss positions. These investments had been in unrealized loss positions for less than three months and the amount of impairment was less than 1% of amortized cost. Given the limited duration and severity of impairment and results of the Company’s analysis of the financial condition of the issuer, the impairments were considered to be temporary.

State and municipal obligations:

At June 30, 2014, one municipal security was in an unrealized loss position. This security had been in an unrealized loss position for less than three months and the amount of impairment was less than 1% of amortized cost. Given the limited duration and severity of impairment, the impairment was considered to be temporary.

Small Business Administration securities:

At June 30, 2014, one Small Business Administration security was in an unrealized loss position. This security had been in an unrealized loss position for less than three months and the amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Note 4   Loans and Allowance for Loan and Lease Losses

A significant portion of the Company’s loan portfolio consists of loans acquired in the FSB Acquisition. Residential loans acquired in the FSB Acquisition are covered under the Single Family Shared-Loss Agreement (the “covered loans”). Loans originated or purchased since the FSB Acquisition (“new loans”) are not covered by the Loss Sharing Agreements and, effective May 21, 2014, commercial and consumer loans acquired in the FSB Acquisition are no longer covered by the Loss Sharing Agreements. Loans acquired in the FSB Acquisition may be further segregated between those acquired with evidence of deterioration in credit quality since origination (“Acquired Credit Impaired” or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans).

Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,095,666	$—	$963,904	$64,931	$3,124,501	29.6%
Home equity loans and lines of credit	1,526	—	33,521	117,387	152,434	1.5%
	2,097,192	—	997,425	182,318	3,276,935	31.1%
Commercial:
Multi-family	1,436,944	25,525	—	—	1,462,469	13.9%
Commercial real estate
Owner occupied	880,228	37,125	—	—	917,353	8.7%
Non-owner occupied	1,357,811	37,312	—	—	1,395,123	13.2%
Construction and land	184,834	224	—	—	185,058	1.7%
Commercial and industrial	2,894,774	1,267	—	—	2,896,041	27.5%
Lease financing	392,684	—	—	—	392,684	3.7%
	7,147,275	101,453	—	—	7,248,728	68.7%
Consumer	21,760	140	—	—	21,900	0.2%
Total loans	9,266,227	101,593	997,425	182,318	10,547,563	100.0%
Premiums, discounts and deferred fees and costs, net	42,358	—	—	(11,731)	30,627
Loans net of premiums, discounts and deferred fees and costs	9,308,585	101,593	997,425	170,587	10,578,190
Allowance for loan and lease losses	(68,184)	—	—	(7,287)	(75,471)
Loans, net	$9,240,401	$101,593	$997,425	$163,300	$10,502,719

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

	December 31, 2013
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$1,800,332	$—	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	—	39,602	127,807	168,944	1.9%
	1,801,867	—	1,096,614	198,185	3,096,666	34.3%
Commercial:
Multi-family	1,097,872	8,093	33,354	—	1,139,319	12.6%
Commercial real estate
Owner occupied	712,844	5,318	49,861	689	768,712	8.5%
Non-owner occupied	946,543	1,449	93,089	52	1,041,133	11.5%
Construction and land	138,091	—	10,600	729	149,420	1.7%
Commercial and industrial	2,266,407	—	6,050	6,234	2,278,691	25.3%
Lease financing	337,382	—	—	—	337,382	3.7%
	5,499,139	14,860	192,954	7,704	5,714,657	63.3%
Consumer	213,107	—	1,679	—	214,786	2.4%
Total loans	7,514,113	14,860	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,554,861	14,860	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	—	(2,893)	(9,502)	(69,725)
Loans, net	$7,497,531	$14,860	$1,288,354	$183,139	$8,983,884

At June 30, 2014 and December 31, 2013, the unpaid principal balance (“UPB”) of ACI loans was $2.9 billion and $3.3 billion, respectively.

During the three and six months ended June 30, 2014 and 2013, the Company purchased 1-4 single family residential loans totaling $200 million, $379 million, $348 million, and $575 million, respectively.

At June 30, 2014, the Company had pledged real estate loans with UPB of approximately $6.6 billion and recorded investment of approximately $5.1 billion as security for FHLB advances.

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the six months ended June 30, 2014 and the year ended December 31, 2013 were as follows (in thousands):

Balance, December 31, 2012	$1,286,066
Reclassifications from non-accretable difference	282,952
Accretion	(410,446)
Balance, December 31, 2013	1,158,572
Reclassifications from non-accretable difference	103,523
Accretion	(175,860)
Balance, June 30, 2014	$1,086,235

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Accretable yield at June 30, 2014 included expected cash flows from a pool of 1-4 single family residential loans whose carrying value had been reduced to zero.  The UPB of loans remaining in this pool was $27 million at June 30, 2014.

Loan sales

During the three months ended June 30, 2014, the Company made the decision to terminate its indirect auto lending activities and sell the existing portfolio of indirect auto loans. The Company sold indirect auto loans with a recorded investment of $302.8 million. and received cash proceeds, net of transaction costs, of $303.0 million. The Company recognized a gain on the sale totaling $0.2 million, which was recoded in "Gain (loss) on sale of loans, net" in the accompanying statements of income for the three and six months ended June 30, 2014. The total impact of this transaction on pre-tax earnings was a net increase of $1.8 million, inclusive of the gain on sale, exit costs and elimination of the related allowance for loan losses.

During the periods indicated, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
UPB of loans sold	$64,081	$69,980	$134,269	$102,238

Cash proceeds, net of transaction costs	$40,550	$36,451	$86,447	$53,182
Recorded investment in loans sold	33,835	25,238	69,922	32,502
Net pre-tax impact on earnings, excluding gain on indemnification asset	$6,715	$11,213	$16,525	$20,680

Gain (loss) on sale of covered loans	$(366)	$(4,311)	$957	$(5,082)
Proceeds recorded in interest income	7,081	15,524	15,568	25,762
	$6,715	$11,213	$16,525	$20,680

Gain on indemnification asset	$1,565	$4,952	$1,245	$6,168

For the three and six months ended June 30, 2014 and 2013, covered 1-4 single family residential loans with UPB of $13 million, $29 million, $30 million, and $50 million, respectively, were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income.

During the six months ended June 30, 2014, in accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans. These loans were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval and sold in March 2014. The reduction of carrying value to fair value for specific loans was recognized in the provision for loan losses.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following table summarizes the pre-tax impact of these sales, as reflected in the consolidated statements of income for the six months ended June 30, 2014 (in thousands):

Cash proceeds, net of transaction costs	$101,023

Carrying value of loans transferred to loans held for sale	86,521
Provision for loan losses recorded upon transfer to loans held for sale	(3,469)
Recorded investment in loans sold	83,052
Gain on sale of covered loans	$17,971

Loss on indemnification asset	$(2,085)

Allowance for loan and lease losses

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	June 30, 2014				June 30, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$13,929	$52,991	$3,108	$70,028	$19,612	$40,874	$537	$61,023
Provision for (recovery of) loan losses:
ACI loans	—	14	—	14	—	(195)	—	(195)
Non-ACI loans	999	(116)	—	883	(1,108)	(1,648)	—	(2,756)
New loans	265	8,301	(2,271)	6,295	341	7,177	314	7,832
Total provision	1,264	8,199	(2,271)	7,192	(767)	5,334	314	4,881
Charge-offs:
ACI loans	—	(14)	—	(14)	—	(291)	—	(291)
Non-ACI loans	(911)	—	—	(911)	(734)	(67)	—	(801)
New loans	—	(631)	(547)	(1,178)	—	(7,976)	(61)	(8,037)
Total charge-offs	(911)	(645)	(547)	(2,103)	(734)	(8,334)	(61)	(9,129)
Recoveries:
Non-ACI loans	3	—	—	3	4	1,542	—	1,546
New loans	—	150	201	351	—	98	12	110
Total recoveries	3	150	201	354	4	1,640	12	1,656
Ending balance	$14,285	$60,695	$491	$75,471	$18,115	$39,514	$802	$58,431

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

	Six Months Ended
	June 30, 2014				June 30, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$15,353	$52,185	$2,187	$69,725	$19,164	$39,543	$414	$59,121
Provision for (recovery of) loan losses:
ACI loans	—	1,988	324	2,312	—	(1,598)	—	(1,598)
Non-ACI loans	(651)	32	—	(619)	6,056	(2,609)	—	3,447
New loans	715	14,334	(1,147)	13,902	(5,386)	19,948	437	14,999
Total provision	64	16,354	(823)	15,595	670	15,741	437	16,848
Charge-offs:
ACI loans	—	(4,881)	(324)	(5,205)	—	(2,117)	—	(2,117)
Non-ACI loans	(1,144)	(490)	—	(1,634)	(1,734)	(172)	—	(1,906)
New loans	—	(2,817)	(910)	(3,727)	—	(16,170)	(81)	(16,251)
Total charge-offs	(1,144)	(8,188)	(1,234)	(10,566)	(1,734)	(18,459)	(81)	(20,274)
Recoveries:
Non-ACI loans	12	26	—	38	15	2,478	—	2,493
New loans	—	318	361	679	—	211	32	243
Total recoveries	12	344	361	717	15	2,689	32	2,736
Ending balance	$14,285	$60,695	$491	$75,471	$18,115	$39,514	$802	$58,431

The impact of provisions for (recoveries of) losses on covered loans is significantly mitigated by increases (decreases) in the FDIC indemnification asset, recorded in the consolidated statement of income line item “Net loss on indemnification asset.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	June 30, 2014				December 31, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$14,285	$60,695	$491	$75,471	$15,353	$52,185	$2,187	$69,725
Ending balance: non-ACI and new loans individually evaluated for impairment	$915	$6,529	$—	$7,444	$855	$9,467	$—	$10,322
Ending balance: non-ACI and new loans collectively evaluated for impairment	$13,370	$54,166	$491	$68,027	$14,498	$39,825	$2,187	$56,510
Ending balance: ACI	$—	$—	$—	$—	$—	$2,893	$—	$2,893
Ending balance: non-ACI	$7,287	$—	$—	$7,287	$9,070	$432	$—	$9,502
Ending balance: new loans	$6,998	$60,695	$491	$68,184	$6,283	$48,860	$2,187	$57,330
Loans:								0
Ending balance	$3,298,172	$7,258,082	$21,936	$10,578,190	$3,111,167	$5,720,722	$221,720	$9,053,609
Ending balance: non-ACI and new loans individually evaluated for impairment	$6,550	$17,744	$—	$24,294	$5,663	$22,584	$—	$28,247
Ending balance: non-ACI and new loans collectively evaluated for impairment	$2,294,197	$7,138,885	$21,796	$9,454,878	$2,008,890	$5,490,324	$220,041	$7,719,255
Ending balance: ACI loans	$997,425	$101,453	$140	$1,099,018	$1,096,614	$207,814	$1,679	$1,306,107

Credit quality information

New commercial relationships on non-accrual status with internal risk ratings of substandard or doubtful and with committed balances greater than or equal to $750,000 as well as loans that have been modified in troubled debt restructurings (“TDRs”) are individually evaluated for impairment.  ACI loans or loan pools are considered to be impaired when there has been further deterioration in the cash flows expected at acquisition plus any additional cash flows expected to be collected arising from changes in estimates after acquisition, other than due to decreases in interest rate indices and changes in prepayment assumptions.  Discount continues to be accreted on ACI loans or pools as long as there are expected future cash flows in excess of the current carrying amount; therefore, these loans are not classified as non-accrual even though they may be contractually delinquent.  ACI 1-4 single family residential and home equity loans accounted for in pools are evaluated for impairment on a pool basis and the amount of any impairment is measured based on the expected aggregate cash flows of the pools. ACI commercial and commercial real estate loans are evaluated individually for impairment.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The tables below present information about loans or pools identified as impaired at the dates indicated (in thousands):

	June 30, 2014			December 31, 2013
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$3,789	$3,766	$—	$1,751	$1,754	$—
Non-owner occupied	1,385	1,385	—	1,444	1,444	—
With a specific allowance recorded:
Commercial and industrial	11,391	11,397	5,924	16,048	16,055	8,696
Lease financing	1,179	1,179	605	1,345	1,345	771
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	17,744	17,727	6,529	20,588	20,598	9,467
	$17,744	$17,727	$6,529	$20,588	$20,598	$9,467
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$263	$310	$—	$168	$198	$—
Home equity loans and lines of credit	1,669	1,697	—	1,703	1,734	—
Commercial and industrial	—	—	—	1,996	1,999	—
With a specific allowance recorded:
1-4 single family residential	3,421	4,030	794	3,564	4,203	827
Home equity loans and lines of credit	1,197	1,217	121	228	232	28
Total:
Residential	$6,550	$7,254	$915	$5,663	$6,367	$855
Commercial	—	—	—	1,996	1,999	—
	$6,550	$7,254	$915	$7,659	$8,366	$855
ACI loans:
With no specific allowance recorded:
Commercial real estate
Non-owner occupied	$—	$—	$—	$384	$406	$—
Construction and land	—	—	—	567	588	—
With a specific allowance recorded:
Multi-family	—	—	—	3,478	3,459	323
Commercial real estate
Owner occupied	—	—	—	2,643	2,812	369
Non-owner occupied	—	—	—	32,436	37,392	1,444
Construction and land	—	—	—	1,686	1,500	192
Commercial and industrial	—	—	—	3,932	4,262	565
Total:
Commercial	$—	$—	$—	$45,126	$50,419	$2,893
	$—	$—	$—	$45,126	$50,419	$2,893

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following tables present the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended June 30,
	2014			2013
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$—	$3,695	$—	$—	$3,930	$—
Home equity loans and lines of credit	—	2,515	—	—	1,616	—
	—	6,210	—	—	5,546	—
Commercial:
Multi-family	—	—	—	—	—	5,401
Commercial real estate
Owner occupied	3,485	—	—	—	—	4,260
Non-owner occupied	1,400	—	—	1,524	—	23,596
Construction and land	—	—	—	—	—	4,378
Commercial and industrial	12,222	—	—	18,361	2,312	6,225
Lease financing	1,179	—	—	1,511	—	—
	18,286	—	—	21,396	2,312	43,860
	$18,286	$6,210	$—	$21,396	$7,858	$43,860

	Six Months Ended June 30,
	2014			2013
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$—	$3,707	$—	$—	$3,937	$—
Home equity loans and lines of credit	—	2,320	—	—	1,275	—
	—	6,027	—	—	5,212	—
Commercial:
Multi-family	—	—	1,159	1,216	—	5,809
Commercial real estate
Owner occupied	2,907	—	881	—	—	3,865
Non-owner occupied	1,414	—	10,940	1,537	20	22,639
Construction and land	—	—	751	—	—	4,714
Commercial and industrial	13,497	665	1,311	16,985	2,710	6,739
Lease financing	1,234	—	—	1,566	—	—
	19,052	665	15,042	21,304	2,730	43,766
	$19,052	$6,692	$15,042	$21,304	$7,942	$43,766

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following table presents the recorded investment in new and non-ACI loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2014		December 31, 2013
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$84	$1,359	$194	$293
Home equity loans and lines of credit	—	5,199	—	6,559
	84	6,558	194	6,852
Commercial:
Commercial real estate
Owner occupied	4,188	—	2,785	—
Non-owner occupied	1,385	—	1,444	52
Construction and land	226	—	244	—
Commercial and industrial	12,169	—	16,612	2,765
Lease financing	1,194	—	1,370	—
	19,162	—	22,455	2,817
Consumer	51	—	75	—
	$19,297	$6,558	$22,724	$9,669

As of December 31, 2013, discount is no longer being accreted on ACI commercial real estate loans with a carrying value of $1 million.

There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at June 30, 2014. New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.5 million at December 31, 2013.  The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.

Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. See "Aging of loans" below for more information on the delinquency status of loans. Original loan to value ratio (“LTV”) and original FICO score are also important indicators of credit quality for the new 1-4 single family residential portfolio.

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	June 30, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$54,513	$74,090	$103,855	$523,969	$756,427
60% - 70%	39,897	53,441	85,796	346,295	525,429
70% - 80%	26,819	76,569	144,490	554,141	802,019
More than 80%	26,617	4,589	3,122	10,431	44,759
	$147,846	$208,689	$337,263	$1,434,836	$2,128,634

	December 31, 2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608
	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

Commercial credit exposure, based on internal risk rating:

	June 30, 2014
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$1,438,271	$871,545	$1,355,423	$139,144	$2,867,598	$396,686	$7,068,667
Special mention	—	2,183	—	—	9,579	—	11,762
Substandard	411	7,307	1,385	45,173	15,594	589	70,459
Doubtful	—	—	—	—	5,136	605	5,741
	$1,438,682	$881,035	$1,356,808	$184,317	$2,897,907	$397,880	$7,156,629
ACI loans:
Pass	$23,290	$37,125	$36,070	$224	$1,150	$—	$97,859
Substandard	2,235	—	1,147	—	116	—	3,498
Doubtful	—	—	95	—	1	—	96
	$25,525	$37,125	$37,312	$224	$1,267	$—	$101,453

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

	December 31, 2013
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$1,098,383	$704,403	$946,208	$137,513	$2,236,331	$338,992	$5,461,830
Special mention	—	—	—	—	7,892	—	7,892
Substandard	770	7,080	1,444	244	15,906	599	26,043
Doubtful	—	51	—	—	8,918	771	9,740
	$1,099,153	$711,534	$947,652	$137,757	$2,269,047	$340,362	$5,505,505
Non-ACI loans:
Pass	$—	$687	$—	$688	$3,177	$—	$4,552
Substandard	—	—	52	—	2,379	—	2,431
Doubtful	—	—	—	—	420	—	420
	$—	$687	$52	$688	$5,976	$—	$7,403
ACI loans:
Pass	$31,002	$40,725	$53,238	$7,373	$1,824	$—	$134,162
Special mention	—	1,000	3,361	—	—	—	4,361
Substandard	10,445	13,454	37,845	3,227	4,206	—	69,177
Doubtful	—	—	94	—	20	—	114
	$41,447	$55,179	$94,538	$10,600	$6,050	$—	$207,814

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Aging of loans:

The following table presents an aging of loans at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2014					December 31, 2013
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$2,118,851	$9,699	$—	$84	$2,128,634	$1,824,084	$2,990	$109	$597	$1,827,780
Home equity loans and lines of credit	1,526	—	—	—	1,526	1,535	—	—	—	1,535
Multi-family	1,437,482	—	1,200	—	1,438,682	1,099,153	—	—	—	1,099,153
Commercial real estate
Owner occupied	880,362	673	—	—	881,035	710,938	—	—	596	711,534
Non-owner occupied	1,356,808	—	—	—	1,356,808	947,652	—	—	—	947,652
Construction and land	184,317	—	—	—	184,317	137,757	—	—	—	137,757
Commercial and industrial	2,893,024	755	37	4,091	2,897,907	2,260,628	610	165	7,644	2,269,047
Lease financing	397,866	—	14	—	397,880	340,337	—	25	—	340,362
Consumer	21,528	81	157	30	21,796	219,083	766	161	31	220,041
	$9,291,764	$11,208	$1,408	$4,205	$9,308,585	$7,541,167	$4,366	$460	$8,868	$7,554,861
Non-ACI loans:
1-4 single family residential	$52,673	$1,088	$1,136	$223	$55,120	$56,248	$3,129	$293	$—	$59,670
Home equity loans and lines of credit	107,386	1,977	905	5,199	115,467	116,036	2,417	556	6,559	125,568
Commercial real estate
Owner occupied	—	—	—	—	—	687	—	—	—	687
Non-owner occupied	—	—	—	—	—	52	—	—	—	52
Construction and land	—	—	—	—	—	688	—	—	—	688
Commercial and industrial	—	—	—	—	—	3,722	—	4	2,250	5,976
	$160,059	$3,065	$2,041	$5,422	$170,587	$177,433	$5,546	$853	$8,809	$192,641
ACI loans:
1-4 single family residential	$900,800	$27,388	$6,408	$29,308	$963,904	$957,791	$33,067	$10,279	$55,875	$1,057,012
Home equity loans and lines of credit	29,952	564	163	2,842	33,521	33,967	1,150	329	4,156	39,602
Multi-family	25,525	—	—	—	25,525	38,877	—	—	2,570	41,447
Commercial real estate
Owner occupied	37,124	—	1	—	37,125	54,501	253	—	425	55,179
Non-owner occupied	36,880	—	1	431	37,312	81,754	3,245	—	9,539	94,538
Construction and land	224	—	—	—	224	7,373	—	—	3,227	10,600
Commercial and industrial	1,266	—	—	1	1,267	3,193	—	—	2,857	6,050
Consumer	140	—	—	—	140	1,477	—	201	1	1,679
	$1,031,911	$27,952	$6,573	$32,582	$1,099,018	$1,178,933	$37,715	$10,809	$78,650	$1,306,107

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $32 million and $60 million at June 30, 2014 and December 31, 2013, respectively. The recorded investment in commercial and commercial real estate ACI loans that are contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $432 thousand and $18 million at June 30, 2014 and December 31, 2013, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Troubled debt restructurings:

The following tables summarize loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2014 and 2013, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2014				2013
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-ACI loans:
Home equity loans and lines of credit	4	$714	2	$439	2	$299	—	$—
	4	$714	2	$439	2	$299	—	$—
ACI loans:
Commercial real estate	—	$—	—	$—	—	$—	1	$135
	—	$—	—	$—	—	$—	1	$135

	Six Months Ended June 30,
	2014				2013
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial real estate	1	$322	—	$—	—	$—	—	$—
Commercial and industrial	—	—	—	—	1	513	—	—
	1	$322	—	$—	1	$513	—	$—
Non-ACI loans:
1-4 single family residential	—	$—	—	$—	2	$333	1	$166
Home equity loans and lines of credit	5	956	2	439	3	1,148	—	—
	5	$956	2	$439	5	$1,481	1	$166
ACI loans:
Commercial real estate	—	$—	—	$—	3	$1,271	1	$135
Commercial and industrial	—	—	—	—	1	168	—	—
	—	$—	—	$—	4	$1,439	1	$135

Modifications during the three and six month periods ended June 30, 2014 and 2013 included restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at June 30, 2014 and 2013.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

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

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(897)	$1,031	$134	$2,951	$(2,349)	$602
Income from resolution of covered assets, net	12,170	(8,907)	3,263	20,580	(16,714)	3,866
Loss on sale of covered loans	(366)	1,565	1,199	(4,311)	4,952	641
OTTI on covered investment securities available for sale	—	—	—	(963)	770	(193)
Gain (loss) on covered OREO	(218)	415	197	5,672	(4,342)	1,330
	$10,689	$(5,896)	$4,793	$23,929	$(17,683)	$6,246

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,693)	$1,624	$(69)	$(1,849)	$1,394	$(455)
Income from resolution of covered assets, net	25,231	(19,397)	5,834	39,770	(33,558)	6,212
Gain (loss) on sale of covered loans	18,928	(3,284)	15,644	(5,082)	6,168	1,086
OTTI on covered investment securities available for sale	—	—	—	(963)	770	(193)
Gain on covered OREO	2,589	(1,743)	846	5,423	(4,144)	1,279
	$45,055	$(22,800)	$22,255	$37,299	$(29,370)	$7,929

For a number of reasons, the gain or loss on indemnification asset does not bear the relationship to net gain or loss on sale of covered loans that might generally be expected based on the Loss Sharing Agreements. These reasons include, but are

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

not limited to, the fact that the amount of indemnification from sales of covered loans is generally based on the unpaid principal balance of the loans rather than carrying value and prior charge offs taken on loans sold for which loss share claims were previously submitted.

Changes in the FDIC indemnification asset for the six months ended June 30, 2014 and for the year ended December 31, 2013, were as follows (in thousands):

Balance at December 31, 2012	$1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on indemnification asset	(50,638)
Balance at December 31, 2013	1,205,117
Amortization	(30,935)
Reduction for claims filed	(66,704)
Net loss on indemnification asset	(22,800)
Balance at June 30, 2014	$1,084,678

Note 6   Income Taxes

The Company’s effective income tax rate of 33.1% and 34.4% for the three and six months ended June 30, 2014 differed from the statutory federal income tax rate primarily due to the impact of tax-exempt income, reductions in liabilities for uncertain state tax positions and state tax law changes enacted in the first quarter of 2014, offset in part by the impact of state income taxes. For the three and six months ended June 30, 2013 the effective income tax rate of 37.9% and 38.4%, respectively, differed from the statutory federal income tax rate primarily due to the impact of state income taxes.

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

The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the six months ended June 30, 2014 and 2013 was not material.

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
June 30, 2014

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2014
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	1.4	$225,000	Other liabilities	$—	$(10,910)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	3.3	1,505,000	Other assets / Other liabilities	7,366	(26,511)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.60%	3-Month Libor	12.9	195,000	Other liabilities	—	(1,882)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.53%	Indexed to 1-month Libor	6.5	496,483	Other assets / Other liabilities	126	(14,774)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.53%	6.5	496,483	Other assets / Other liabilities	14,774	(126)
					$2,917,966		$22,266	$(54,203)

	December 31, 2013
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	1.9	$225,000	Other liabilities	$—	$(10,591)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	3.8	1,505,000	Other assets / Other liabilities	16,960	(28,326)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.62%	Indexed to 1-month Libor	6.4	283,751	Other assets / Other liabilities	1,055	(3,816)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.62%	6.4	283,751	Other assets / Other liabilities	3,816	(1,055)
					$2,297,502		$21,831	$(43,788)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(6,658)	$(5,149)	$(13,207)	$(9,345)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$—	$—

During the six months ended June 30, 2014 and 2013, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2014, the amount expected to be reclassified from AOCI into income during the next twelve months was $25.6 million.

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

	June 30, 2014
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$7,492	$—	$7,492	$(6,875)	$(617)	$—
Derivative liabilities	(54,077)	—	(54,077)	6,875	47,173	(29)
	$(46,585)	$—	$(46,585)	$—	$46,556	$(29)

	December 31, 2013
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$18,015	$—	$18,015	$(2,010)	$(14,714)	$1,291
Derivative liabilities	(42,733)	—	(42,733)	2,010	40,723	—
	$(24,718)	$—	$(24,718)	$—	$26,009	$1,291

The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.

At June 30, 2014, the Company has pledged investment securities available for sale with a carrying amount of $46.8 million and cash on deposit of $18.7 million as collateral for these interest rate swaps in a liability position. Financial collateral of $1.7 million was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $4 million and $3 million at June 30, 2014 and December 31, 2013, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $2 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at June 30, 2014 and December 31, 2013.

Note 8  Stockholders’ Equity

Accumulated Other Comprehensive Income

Changes in AOCI for the periods indicated are summarized as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$13,052	$(5,030)	$8,022	$(66,509)	$25,651	$(40,858)
Amounts reclassified to gain on investment securities available for sale, net	—	—	—	(3,536)	1,364	$(2,172)
Net change in unrealized gains on investment securities available for sale	13,052	(5,030)	8,022	(70,045)	27,015	(43,030)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(12,924)	4,985	(7,939)	18,831	(7,264)	11,567
Amounts reclassified to interest expense on deposits	1,412	(545)	867	1,255	(484)	771
Amounts reclassified to interest expense on borrowings	5,246	(2,024)	3,222	3,894	(1,502)	2,392
Net change in unrealized losses on derivative instruments	(6,266)	2,416	(3,850)	23,980	(9,250)	14,730
Other comprehensive income (loss)	$6,786	$(2,614)	$4,172	$(46,065)	$17,765	$(28,300)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

	Six Months Ended June 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$34,887	$(13,454)	$21,433	$(55,949)	$21,556	$(34,393)
Amounts reclassified to gain on investment securities available for sale, net	(361)	139	(222)	(5,222)	2,014	(3,208)
Net change in unrealized gains on investment securities available for sale	34,526	(13,315)	21,211	(61,171)	23,570	(37,601)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(20,374)	7,859	(12,515)	16,197	(6,248)	9,949
Amounts reclassified to interest expense on deposits	2,807	(1,083)	1,724	2,496	(963)	1,533
Amounts reclassified to interest expense on borrowings	10,400	(4,012)	6,388	6,849	(2,642)	4,207
Net change in unrealized losses on derivative instruments	(7,167)	2,764	(4,403)	25,542	(9,853)	15,689
Other comprehensive income (loss)	$27,359	$(10,551)	$16,808	$(35,629)	$13,717	$(21,912)

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total

Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive income	21,211	(4,403)	16,808
Balance at June 30, 2014	$89,964	$(15,676)	$74,288

Balance at December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive income	(37,601)	15,689	$(21,912)
Balance at June 30, 2013	$75,998	$(13,934)	$62,064

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Note 9  Equity Based Compensation

During the six months ended June 30, 2014, the Company granted 634,180 unvested share awards under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $31.44 to $34.04, for a weighted average grant date fair value of $31.85 and an aggregate fair value of $20.2 million. The total unrecognized compensation cost of $23.8 million for share awards outstanding at June 30, 2014 will be recognized over a weighted average remaining period of 2.1 years. Share awards granted during the six months ended June 30, 2013 were not significant.

On April 8, 2014, the Board of Directors approved the BankUnited, Inc. 2014 Omnibus Equity Incentive Plan (the "2014 Plan") which was subsequently approved by the Company's stockholders. The number of shares of common stock available for issuance under the 2014 Plan is 4,000,000. As of June 30, 2014, the Company has not granted any share awards under the 2014 Plan.

Note 10  Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.

Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities, certain preferred stocks and mutual funds. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, single family rental real estate-backed securities, certain private label residential mortgage-backed securities and CMOs, Re-Remics, private label commercial mortgage-backed securities, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label mortgage-backed securities and trust preferred securities. The Company typically values these securities using third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$105,011	$—	$—	$105,011
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,500,138	—	1,500,138
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	80,229	—	80,229
Re-Remics	—	230,941	—	230,941
Private label residential mortgage-backed securities and CMOs	—	96,580	180,921	277,501
Private label commercial mortgage-backed securities	—	1,042,281	—	1,042,281
Single family rental real estate-backed securities	—	146,058	—	146,058
Collateralized loan obligations	—	50,000	—	50,000
Non-mortgage asset-backed securities	—	165,647	—	165,647
Mutual funds and preferred stocks	128,933	2,031	—	130,964
State and municipal obligations	—	15,552	—	15,552
Small Business Administration securities	—	339,215	—	339,215
Other debt securities	—	3,300	4,710	8,010
Derivative assets	—	22,266	53	22,319
Total assets at fair value	$233,944	$3,694,238	$185,684	$4,113,866
Derivative liabilities	$—	$54,203	$6	$54,209
Total liabilities at fair value	$—	$54,203	$6	$54,209

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,574,303	$—	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	26,777	—	26,777
Re-Remics	—	271,785	—	271,785
Private label residential mortgage-backed securities and CMOs	—	110,710	199,408	310,118
Private label commercial mortgage-backed securities	—	808,772	—	808,772
Non-mortgage asset-backed securities	—	178,994	—	178,994
Mutual funds and preferred stocks	149,427	250	—	149,677
Small Business Administration securities	—	308,937	—	308,937
Other debt securities	—	3,160	4,601	7,761
Derivative assets	—	21,831	35	21,866
Total assets at fair value	$149,427	$3,305,519	$204,044	$3,658,990
Derivative liabilities	$—	$43,788	$3	$43,791
Total liabilities at fair value	$—	$43,788	$3	$43,791

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2014 and 2013.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

	Three Months Ended June 30,
	2014				2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$186,919	$4,632	$51	$—	$235,205	$4,115	$18	$(22)
Gains (losses) for the period included in:
Net income	—	—	2	(6)	—	—	73	(23)
Other comprehensive income	(2,017)	62	—	—	(4,706)	254	—	—
Premium and discount (amortization) accretion	2,293	16	—	—	2,572	15	—	—
Purchases or issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(6,274)	—	—	—	(13,357)	(33)	—	—
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Balance at end of period	$180,921	$4,710	$53	$(6)	$219,714	$4,351	$91	$(45)

	Six Months Ended June 30,
	2014				2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$199,408	$4,601	$35	$(3)	$243,058	$4,173	$—	$(29)
Gains (losses) for the period included in:
Net income	—	—	18	(3)	—	—	91	(16)
Other comprehensive income	(1,225)	55	—	—	(2,686)	430	—	—
Premium and discount (amortization) accretion	4,176	117	—	—	4,958	30	—	—
Purchases or issuances	—	—	—	—	—	—	—	—
Sales	(7,787)	—	—	—	—	—	—	—
Settlements	(13,651)	(63)	—	—	(25,616)	(282)	—	—
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Balance at end of period	$180,921	$4,710	$53	$(6)	$219,714	$4,351	$91	$(45)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2014 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities and CMOs with a fair value of $181 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential mortgage-backed securities consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities maintain variable rate coupons. Weighted average subordination levels at June 30, 2014 were 15.3%, 11.1% and 3.9% for investment grade, non-investment grade and option-arm securities, respectively. There were $29 million of option-arm securities with a subordination level of zero at June 30, 2014.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential mortgage-backed securities and CMOs falling within level 3 of the fair value hierarchy (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2014
Investment grade	$95,757	Discounted cash flow	Voluntary prepayment rate	3.49% - 14.14% (8.75%)
			Probability of default	0.02% - 7.89% (2.31%)
			Loss severity	0.00% - 36.00% (6.05%)

Non-investment grade	$49,003	Discounted cash flow	Voluntary prepayment rate	4.81% - 13.04% (8.04%)
			Probability of default	0.02% - 20.95% (3.17%)
			Loss severity	0.00% - 45.00% (13.09%)

Option-arm (non-investment grade)	$36,161	Discounted cash flow	Voluntary prepayment rate	2.77% - 2.91% (2.80%)
			Probability of default	4.51% - 7.41% (6.67%)
			Loss severity	48.00% - 53.00% (49.28%)

The significant unobservable inputs impacting the fair value measurement of private label residential mortgage-backed securities and CMOs include voluntary prepayment rates, probability of default and loss severity given default. Generally, increases in probability of default or loss severity would result in a lower fair value measurement.  Alternatively, decreases in probability of default or loss severity would result in a higher fair value measurement. For securities with less favorable credit characteristics, decreases in voluntary prepayment speeds may be interpreted as a deterioration in the overall credit quality of the underlying collateral and as such, lead to lower fair value measurements. The fair value measurements of those securities with higher levels of subordination will be less sensitive to changes in these unobservable inputs, while securities with lower levels of subordination will show a higher degree of sensitivity to changes in these unobservable inputs.  Generally, a change in the assumption used for probability of default is accompanied by a directionally similar change in the assumption used for loss severity given default and a directionally opposite change in the assumption used for voluntary prepayment rate.

The Company uses third-party pricing services in determining fair value measurements for investment securities. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the pricing services, conducts interviews with valuation desk personnel and reviews model results and detailed assumptions used to value selected securities as considered necessary. Management has established a robust price challenge process that includes a review by the treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from expectations is challenged. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. The Company has also established a quarterly process whereby prices provided by its primary pricing service for a sample of securities are validated. When there are price discrepancies, the final determination of fair value is based on careful consideration of the assumptions and inputs employed by each of the pricing sources.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

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

The following tables present assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

					Gains (losses) from Fair Value Changes
	June 30, 2014				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2014
OREO	$—	$—	$21,015	$21,015	$(860)	$(796)
Impaired loans	$—	$—	$5,895	$5,895	$770	$1,070

					Losses from Fair Value Changes
	June 30, 2013				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2013
OREO	$—	$—	$50,041	$50,041	$(419)	$(1,699)
Impaired loans	$—	$—	$14,962	$14,962	$(2,890)	$(15,567)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$379,150	$379,150	$252,749	$252,749
Investment securities available for sale	1/2/3	4,091,547	4,091,547	3,637,124	3,637,124
Non-marketable equity securities	2	163,774	163,774	152,066	152,066
Loans held for sale	2	1,525	1,579	194	197
Loans:
Covered	3	1,160,725	1,913,633	1,471,493	2,199,683
Non-covered	3	9,341,994	9,393,438	7,512,391	7,424,698
FDIC Indemnification asset	3	1,084,678	742,524	1,205,117	854,703
Accrued interest receivable	2	27,479	27,479	25,150	25,150
Derivative assets	2/3	22,319	22,319	21,866	21,866
Liabilities:
Demand, savings and money market deposits	2	$8,136,758	$8,136,758	$7,250,401	$7,250,401
Time deposits	2	3,899,973	3,920,773	3,282,027	3,303,358
Federal Home Loan Bank advances and other borrowings	2	2,698,788	2,702,358	2,414,313	2,417,566
Accrued interest payable	2	1,794	1,794	1,643	1,643
Derivative liabilities	2/3	54,209	54,209	43,791	43,791

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

ACI and non-ACI loans:

Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, estimated collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan, whether or not the loan is amortizing and loan specific net realizable value analyses for certain commercial and commercial real estate loans. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates for residential loans are based on estimated yields obtained from participants active in the secondary market. Discount rates for commercial loans reflect indicative yields based on pricing obtained in the commercial loan sale in March 2014, adjusted for changes in market rates subsequent to the sale.

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

FDIC indemnification asset:

The fair value of the FDIC indemnification asset has been estimated using a discounted cash flow technique incorporating assumptions about the timing and amount of future projected cash payments from the FDIC related to the resolution of covered assets. The factors that impact estimates of future cash flows are similar to those impacting estimated cash flows from covered loans. The discount rate is determined by adjusting the risk free rate to incorporate uncertainty in the estimate of the timing and amount of future cash flows and illiquidity.

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

Note 11  Commitments and Contingencies

The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Certain amounts funded under non-cancellable commitments in effect at the date of the FSB Acquisition are covered under the Single Family Shared-Loss Agreement if prescribed conditions are met.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2014

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

Total lending related commitments outstanding at June 30, 2014 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$572,293	$572,293
Commitments to purchase loans	—	82,518	82,518
Unfunded commitments under lines of credit	31,241	1,073,394	1,104,635
Commercial and standby letters of credit	—	42,257	42,257
	$31,241	$1,770,462	$1,801,703

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2014 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013  (the Annual Report on Form 10-K”).

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

Quarterly Highlights

•	Net income for the quarter ended June 30, 2014 was $48.5 million, or $0.46 per diluted share as compared to $54.0 million, or $0.52 per diluted share, for the quarter ended June 30, 2013.

•
New loans grew by $971 million during the second quarter of 2014, excluding the impact of the sale of $303 million of indirect auto loans. Net of the resolution of loans acquired in the FSB Acquisition and sale of the indirect auto portfolio, loans grew $604 million during the quarter to $10.6 billion at June 30, 2014.

•	Total deposits increased by $913 million for the quarter ended June 30, 2014 to $12.0 billion, reflecting growth across all deposit categories.

•
Net interest income increased by $1.8 million to $165.9 million for the quarter ended June 30, 2014 from $164.1 million for the quarter ended June 30, 2013. Interest income increased by $5.6 million primarily as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the tax-equivalent yield on loans to 6.48% from 10.28%. Interest expense increased by $3.8 million due primarily to an increase in average interest bearing liabilities, partially offset by a decline in the cost of interest bearing liabilities to 0.87% from 0.95%.

•
The net interest margin, calculated on a tax-equivalent basis, was 4.67% for the quarter ended June 30, 2014 compared to 6.14% for the quarter ended June 30, 2013. The net interest margin continues to be impacted by the origination of new loans at current market yields significantly lower than those on the loan portfolio acquired in the FSB Acquisition.

•
Loss sharing under the terms of BankUnited, N.A.’s Commercial Shared-Loss Agreement with the FDIC terminated on May 21, 2014. At June 30, 2014, the Company’s loan portfolio included commercial and consumer ACI loans with a carrying value of $102 million and the investment portfolio included securities with a carrying value of $204 million that no longer have loss sharing coverage under the terms of the Commercial Shared-Loss Agreement.

•	The Company terminated its indirect auto lending activities and sold substantially all of its indirect auto loan portfolio in the second quarter of 2014.

•
Asset quality remained strong, with a ratio of non-performing, non-covered assets to total assets of 0.12% and a ratio of non-performing, non-covered loans to total non-covered loans of 0.21% at June 30, 2014. The ratio of non-

performing assets to total assets was 0.29% and the ratio of non-performing loans to total loans was 0.27% at June 30, 2014.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 11.6%, a Tier 1 risk-based capital ratio of 17.7% and a Total risk-based capital ratio of 18.5% at June 30, 2014.

•	Book value and tangible book value per common share grew to $19.82 and $19.14, respectively, at June 30, 2014

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

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments made to other interest earning assets and interest bearing liabilities in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over recorded investment, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 10.4% and 14.4% of total loans, net of premiums, discounts and deferred fees and costs, at June 30, 2014 and December 31, 2013, respectively. As this trend continues, we expect our net interest margin and interest rate spread to decrease.

Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was $26.5 million at June 30, 2014.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest (1)	Yield / Rate (2)	Average Balance	Interest (1)	Yield / Rate (2)
Assets:
Interest earning assets:
Loans	$10,292,794	$166,679	6.48%	$6,090,890	$156,338	10.28%
Investment securities available for sale (3)	3,710,042	26,407	2.85%	4,378,894	30,904	2.82%
Other interest earning assets	485,044	1,808	1.49%	370,874	1,142	1.23%
Total interest earning assets	14,487,880	194,894	5.39%	10,840,658	188,384	6.96%
Allowance for loan and lease losses	(72,586)			(64,051)
Non-interest earning assets	1,917,988			2,057,070
Total assets	$16,333,282			$12,833,677
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$715,340	747	0.42%	$570,147	638	0.45%
Savings and money market deposits	4,917,009	6,007	0.49%	4,135,375	4,820	0.47%
Time deposits	3,642,130	10,713	1.18%	2,636,693	8,700	1.32%
Total interest bearing deposits	9,274,479	17,467	0.76%	7,342,215	14,158	0.77%
FHLB advances and other borrowings	2,586,878	8,388	1.30%	1,990,479	7,890	1.59%
Total interest bearing liabilities	11,861,357	25,855	0.87%	9,332,694	22,048	0.95%
Non-interest bearing demand deposits	2,222,894			1,473,085
Other non-interest bearing liabilities	241,154			163,201
Total liabilities	14,325,405			10,968,980
Stockholders' equity	2,007,877			1,864,697
Total liabilities and stockholders' equity	$16,333,282			$12,833,677
Net interest income		$169,039			$166,336
Interest rate spread			4.52%			6.01%
Net interest margin			4.67%			6.14%

(1) On a tax-equivalent basis where applicable
(2) Annualized
(3) At fair value

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest (1)	Yield / Rate (2)	Average Balance	Interest (1)	Yield / Rate (2)
Assets:
Interest earning assets:
Loans	$9,892,430	$332,805	6.75%	$5,841,813	$302,887	10.40%
Investment securities available for sale (3)	3,666,457	51,859	2.83%	4,354,538	61,657	2.83%
Other interest earning assets	421,642	3,761	1.80%	499,805	2,421	0.97%
Total interest earning assets	13,980,529	388,425	5.57%	10,696,156	366,965	6.88%
Allowance for loan and lease losses	(72,576)			(62,517)
Non-interest earning assets	1,951,276			2,086,104
Total assets	$15,859,229			$12,719,743
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$701,248	1,455	0.42%	$557,427	1,309	0.47%
Savings and money market deposits	4,786,799	11,383	0.48%	4,140,073	9,984	0.49%
Time deposits	3,495,546	20,724	1.20%	2,635,927	17,747	1.36%
Total interest bearing deposits	8,983,593	33,562	0.75%	7,333,427	29,040	0.80%
FHLB advances and other borrowings	2,506,938	16,391	1.32%	1,947,959	15,596	1.61%
Total interest bearing liabilities	11,490,531	49,953	0.88%	9,281,386	44,636	0.97%
Non-interest bearing demand deposits	2,181,384			1,403,161
Other non-interest bearing liabilities	200,856			186,630
Total liabilities	13,872,771			10,871,177
Stockholders' equity	1,986,458			1,848,566
Total liabilities and stockholders' equity	$15,859,229			$12,719,743
Net interest income		$338,472			$322,329
Interest rate spread			4.69%			5.91%
Net interest margin			4.85%			6.04%

(1) On a tax-equivalent basis where applicable
(2) Annualized
(3) At fair value

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Net interest income, calculated on a tax-equivalent basis, was $169.0 million for the three months ended June 30, 2014 compared to $166.3 million for the three months ended June 30, 2013, an increase of $2.7 million. The increase in net interest income was comprised of an increase in interest income of $6.5 million, partially offset by an increase in interest expense of $3.8 million.

The increase in tax-equivalent interest income resulted primarily from a $10.3 million increase in interest income from loans, partially offset by a $4.5 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $4.2 billion increase in the average balance outstanding, partially offset by a decrease of 380 basis points in the tax-equivalent yield to 6.48% for the three months ended June 30, 2014 from 10.28% for the three months ended June 30, 2013. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended June 30, 2014 than for the comparable period in 2013. New loans represented 87.3% of the average balance of loans outstanding for the three months ended June 30, 2014 as compared to 72.1% for the three months ended June 30, 2013. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•
The tax equivalent yield on new loans declined to 3.55% for the three months ended June 30, 2014 from 3.87% for the three months ended June 30, 2013, primarily reflecting the impact of lower interest rates on new production over the last year.

•
The yield on loans acquired in the FSB Acquisition decreased to 26.62% for the three months ended June 30, 2014 from 26.86% for the three months ended June 30, 2013. This decrease in yield reflects a reduction in the amount of income recognized from resolutions of covered commercial loans and the sale of loans from the pool of ACI loans carried at zero, substantially offset by improvements in expected cash flows and corresponding transfers from non-accretable difference to accretable yield. Interest income on loans acquired in the FSB Acquisition for the quarters ended June 30, 2014 and 2013 included proceeds of $7.1 million and $15.5 million, respectively, from the sale of loans from a pool of ACI loans carried at zero. The impact of sales of loans from this pool is expected to continue to decrease in the future.

The average balance of investment securities available for sale decreased by $669 million for the three months ended June 30, 2014 from the three months ended June 30, 2013 while the tax-equivalent yield increased to 2.85% for the three months ended June 30, 2014 from 2.82% for the same period in 2013. The decline in average balance resulted from the use of proceeds from sales and repayments of investment securities to fund new loan production throughout 2013 and the first quarter of 2014.

The increase in interest expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was comprised of a $3.3 million increase in interest expense on deposits and a $0.5 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase in average interest bearing deposits of $1.9 billion for the three months ended June 30, 2014 from the three months ended June 30, 2013. The average balance of FHLB advances and other borrowings increased by $596 million for the quarter ended June 30, 2014 from the quarter ended June 30, 2013. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and amortization of modification costs, declined by 0.29% to 1.30% for the three months ended June 30, 2014 from 1.59% for the three months ended June 30, 2013. This decline reflected the impact of the maturity of higher rate advances in 2013 and the addition of new advances at lower market interest rates.

The net interest margin, calculated on a tax-equivalent basis, for the three months ended June 30, 2014 was 4.67% as compared to 6.14% for the three months ended June 30, 2013, a decrease of 147 basis points. The interest rate spread decreased to 4.52% for the three months ended June 30, 2014 from 6.01% for the three months ended June 30, 2013. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans partially offset by a lower cost of deposits and borrowings, as discussed above. We expect the net interest margin and interest rate spread to decrease in future periods as new loans are added to the portfolio at lower current rates and higher yielding assets acquired in the FSB Acquisition continue to decline. The net interest margin was positively impacted by the increase in the ratio of the average balances of non-interest bearing demand deposits to total deposits, an increase in the ratio of the averages balances of loans to total interest-earning assets and an increase in the ratio of the average balances of interest-earning assets to total assets.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Net interest income, calculated on a tax-equivalent basis, was $338.5 million for the six months ended June 30, 2014 compared to $322.3 million for the six months ended June 30, 2013, an increase of $16.1 million. The increase in net interest income was comprised of an increase in interest income of $21.5 million, partially offset by an increase in interest expense of $5.3 million.

The increase in tax-equivalent interest income resulted primarily from a $29.9 million increase in interest income from loans, partially offset by a $9.8 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $4.1 billion increase in the average balance outstanding, partially offset by a decrease of 365 basis points in the tax-equivalent yield to 6.75% for the six months ended June 30, 2014 from 10.40% for the six months ended June 30, 2013. Factors contributing to the decline in yield are the growth of new loans at lower market rates of interest as discussed above, partially offset by an increase in yield on loans acquired in the FSB Acquisition.

The yield on loans acquired in the FSB Acquisition increased to 26.33% for the six months ended June 30, 2014 from 25.47% for the six months ended June 30, 2013. This increase in yield primarily reflected improvements in expected cash flows and corresponding transfers from non-accretable difference to accretable yield, offset in part by a decrease in income from commercial resolutions and sales of loans from the pool of ACI loans carried at zero. Interest income on loans acquired in the

FSB Acquisition for the six months ended June 30, 2014 and 2013 included proceeds of $15.6 million and $25.8 million, respectively, from the sale of loans from a pool of ACI loans carried at zero.

The decline in interest income on investment securities is a result of the same factors discussed above.

The increase in interest expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was comprised of a $4.5 million increase in interest expense on deposits and a $0.8 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase in average interest bearing deposits of $1.7 billion for the six months ended June 30, 2014 from the six months ended June 30, 2013. This increase was partially offset by a decrease of 0.05% in the average rate paid on interest bearing deposits . The average balance of FHLB advances and other borrowings increased by $559 million for the six months ended June 30, 2014 from the comparable period ended June 30, 2013. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and amortization of modification costs, declined by 0.29% to 1.32% for the six months ended June 30, 2014 from 1.61% for the six months ended June 30, 2013. This decline reflected the impact of the maturity of higher rate advances in 2013 and the addition of new advances at lower market interest rates.

The net interest margin, calculated on a tax-equivalent basis, for the six months ended June 30, 2014 was 4.85% as compared to 6.04% for the six months ended June 30, 2013, a decrease of 119 basis points. The interest rate spread decreased to 4.69% for the six months ended June 30, 2014 from 5.91% for the six months ended June 30, 2014. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans partially offset by a lower cost of deposits and borrowings, as discussed above. The net interest margin was positively impacted by the increase in the ratio of the average balances of non-interest bearing demand deposits to total deposits, an increase in the ratio of the average balances of loans to total interest-earning assets and an increase in the ratio of the average balances of interest-earning assets to total assets.

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

Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net loss on indemnification asset” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended June 30, 2014 and 2013, we recorded provisions for (recoveries of) losses on covered loans of $0.9 million and $(3.0) million, respectively, and increases (decreases) in related non-interest income of $1.0 million and $(2.3) million, respectively. For the six months ended June 30, 2014 and 2013, we recorded provisions for losses on covered loans of $1.7 million and $1.8 million, respectively, and increases in related non-interest income of $1.6 million and $1.4 million, respectively. Also see the section below entitled “Termination of the Commercial Shared-Loss Agreement.”

For the three months ended June 30, 2014 and 2013, we recorded provisions for loan losses of $6.3 million and $7.8 million, respectively, related to new loans. For the six months ended June 30, 2014 and 2013, we recorded provision for loan losses of $13.9 million and $15.0 million, respectively, related to new loans. These loans are not protected by the Loss Sharing Agreements and as such, these provisions are not offset by increases in non-interest income. The provision for losses on new loans for the three and six months ended June 30, 2014 related primarily to growth in the new loan portfolio, after consideration of a reduction in the allowance of $2.3 million related to the sale of the indirect auto loan portfolio. The provision for losses on new loans for the three months ended June 30, 2013 related primarily to growth in the new loan portfolio. The provision for losses on new loans for the six months ended June 30, 2013 was impacted by growth of the new loan portfolio and a loss of $12.3 million recognized on one commercial loan relationship, partially offset by lower loss factors applied in determining the ALLL, particularly for the new residential portfolio. See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for further discussion.

Non-Interest Income

The Company reported non-interest income of $20.5 million and $13.2 million for the three months ended June 30, 2014 and 2013, respectively. Non-interest income was $50.7 million and $33.4 million for the six months ended June 30, 2014 and 2013, respectively. The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from resolution of covered assets, net	$12,170	$20,580	$25,231	$39,770
Net loss on indemnification asset	(5,896)	(17,683)	(22,800)	(29,370)
FDIC reimbursement of costs of resolution of covered assets	1,112	2,261	2,240	5,125
Gain (loss) on sale of covered loans	(366)	(4,311)	18,928	(5,082)
OTTI on covered investment securities available for sale	—	(963)	—	(963)
Non-interest income (loss) from covered assets	7,020	(116)	23,599	9,480
Service charges and fees	4,186	3,379	8,191	6,721
Gain on sale of non-covered loans	357	196	395	381
Gain on sale of non-covered investment securities available for sale, net	—	4,499	361	6,185
Other non-interest income	8,915	5,272	18,122	10,586
	$20,478	$13,230	$50,668	$33,353

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

The balance of the FDIC indemnification asset is reduced or increased as a result of decreases or increases in cash flows expected to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item “Net loss on indemnification asset.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•	gains or losses from the resolution of covered assets;

•	provisions for (recoveries of) losses on covered loans;

•	gains or losses on the sale of covered loans;

•	gains or losses on covered investment securities; and

•	gains or losses on covered OREO.

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

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Payments in full	$12,082	$16,988	$23,437	$33,978
Foreclosures	67	(172)	(633)	(2,512)
Short sales	(43)	(232)	(281)	(1,933)
Charge-offs	(672)	(111)	(803)	(694)
Recoveries	736	4,107	3,511	10,931
Income from resolution of covered assets, net	$12,170	$20,580	$25,231	$39,770

Income from resolution of covered assets, net was $12.2 million and $25.2 million, respectively, for the quarter and six months ended June 30, 2014 compared to $20.6 million and $39.8 million for the quarter and six months ended June 30, 2013. The decrease in reported income generally reflects reductions in the level of activity related to covered assets. The reduced level of activity is consistent with the overall reduction in the number of covered assets due to sales and resolutions, and to improvement in the quality of remaining covered assets. The substantial majority of income from resolution of covered assets has resulted from transactions covered under the Single Family Shared-Loss Agreement.

Income from payments in full for the three and six months ended June 30, 2014 decreased by $4.9 million and $10.5 million, respectively, compared to the three and six months ended June 30, 2013. This decrease resulted from a reduction in the number of paid in full resolutions and a decrease in average income per resolution. Average income per resolution declined in part due to updated cash flow forecasts, reflecting additional history with the performance of covered loans.

Recoveries decreased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily due to a small number of large commercial loan recoveries totaling approximately $3.4 million and $7.5 million, respectively, during the three and six months ended June 30, 2013.

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

We recognized gains (losses) on the sale of covered residential loans of $(0.4) million and $1.0 million for the quarter and six months ended June 30, 2014, respectively, and recognized gains on the sale of covered commercial and consumer loans of $18.0 million during the six month period ended June 30, 2014. For the quarter and six months ended June 30, 2013, we recognized losses of $(4.3) million and $(5.1) million, respectively, on the sale of covered residential loans. The improvement in results of the residential loan sales resulted from better pricing. See Note 4 to the consolidated financial statements for further information about the sales of covered residential loans. We anticipate that we will continue to exercise our right to sell covered residential loans on a quarterly basis in the future.

In accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in the first quarter of 2014. Commercial and consumer loans with a carrying value of $86.5 million were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval. A provision for loan losses in the amount of $3.5 million, representing the excess of carrying value over the fair value of specific loans, was recognized upon the transfer to loans held for sale. The Company sold these covered loans during the three months ended March 31, 2014 receiving cash proceeds, net of transaction costs, in the amount of $101.0 million. The Company also sold commercial OREO properties with a carrying value of $1.3 million for cash proceeds of $0.8 million. The following table summarizes the impact of these transactions on pre-tax income, as reflected in the consolidated statements of income, for the six months ended June 30, 2014 (in thousands):

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

Net loss on indemnification asset of $5.9 million and $22.8 million, respectively, was recorded for the three and six months ended June 30, 2014, compared to $17.7 million and $29.4 million, respectively, for the three and six months ended June 30, 2013, representing the net changes in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the three months and six months ended June 30, 2014 was $4.8 million and $22.3 million, respectively, as compared with $6.2 million and $7.9 million, respectively, for the three and six months ended June 30, 2013, as detailed in the following tables (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(897)	$1,031	$134	$2,951	$(2,349)	$602
Income from resolution of covered assets, net	12,170	(8,907)	3,263	20,580	(16,714)	3,866
Loss on sale of covered loans	(366)	1,565	1,199	(4,311)	4,952	641
OTTI on covered investment securities available for sale	—	—	—	(963)	770	(193)
Gain (loss) on covered OREO	(218)	415	197	5,672	(4,342)	1,330
	$10,689	$(5,896)	$4,793	$23,929	$(17,683)	$6,246

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain (Loss) on Indemnification Asset	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,693)	$1,624	$(69)	$(1,849)	$1,394	$(455)
Income from resolution of covered assets, net	25,231	(19,397)	5,834	39,770	(33,558)	6,212
Gain (loss) on sale of covered loans	18,928	(3,284)	15,644	(5,082)	6,168	1,086
OTTI on covered investment securities available for sale	—	—	—	(963)	770	(193)
Gain on covered OREO	2,589	(1,743)	846	5,423	(4,144)	1,279
	$45,055	$(22,800)	$22,255	$37,299	$(29,370)	$7,929

Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended June 30, 2014 and 2013, non-interest expense included $1.3 million and $2.6 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the six months ended June 30, 2014 and 2013, non-interest expense included $2.0 million and $4.0 million, respectively, of such expenses. During the three months ended June 30, 2014 and 2013, claims of $1.1 million and $2.3 million, respectively, were submitted to the FDIC for reimbursement and for the six months ended June 30, 2014 and 2013 claims of $2.2 million and $5.1 million, respectively, were submitted. The declines in costs and related FDIC reimbursements for the three and six months ended June 30, 2014, compared to the same periods in 2013 reflect the lower volume of covered loan foreclosure resolution activity.

Other components of non-interest income

Gain on sale of non-covered loans includes the gain on sale of substantially all of our indirect auto loans. The Company sold these loans, with a recorded investment of $302.8 million, in June 2014 receiving cash proceeds, net of transaction costs, in the amount of $303.0 million. The total impact of this transaction on pre-tax earnings was a net increase of $1.8 million, inclusive of the gain on sale of $0.2 million, exit costs of $(0.7) million, and elimination of the related allowance for loan losses of $2.3 million.

Gain on investment securities available for sale for the quarter ended June 30, 2013 related primarily to sales of securities to fund loan originations. Securities gains for the six months ended June 30, 2013 also included gains from the sale of securities in conjunction with the merger of Herald National Bank into BankUnited.

Other non-interest income increased to $8.9 million and $18.1 million, respectively, for the quarter and six months ended June 30, 2014 from $5.3 million and $10.6 million for the quarter and six months ended June 30, 2013. The most significant factor impacting the trend in other non-interest income was increases of $2.6 million and $5.5 million in rental income on operating leases for the quarter and six months ended June 30, 2014.

Non-Interest Expense

The Company reported non-interest expense of $106.6 million and $209.1 million, respectively, for the quarter and six months ended June 30, 2014 as compared with $85.5 million and $168.3 million for the quarter and six months ended June 30, 2013. The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee compensation and benefits	$49,556	$43,027	$99,005	$86,102
Occupancy and equipment	17,496	15,381	34,463	30,423
Amortization of FDIC indemnification asset	15,194	7,150	30,935	9,430
(Gain) loss on other real estate owned, net (including (gain) loss related to covered OREO of $218, $(5,672), $(2,589) and $(5,423))	218	(5,672)	(2,459)	(5,423)
Foreclosure and other real estate owned expense	1,508	3,256	2,488	4,629
Deposit insurance expense	2,311	1,724	4,563	3,661
Professional fees	3,127	6,959	6,557	12,381
Telecommunications and data processing	3,266	3,484	6,573	6,852
Other non-interest expense	13,944	10,188	26,956	20,231
	$106,620	$85,497	$209,081	$168,286

Employee compensation and benefits and occupancy and equipment

Employee compensation and benefits for the three and six months ended June 30, 2014 increased by $6.5 million and $12.9 million, respectively, as compared to the comparable periods in 2013 while occupancy and equipment expense increased by $2.1 million and $4.0 million, respectively, for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. These increases related to the Company’s overall growth and its expansion into New York.

Amortization of FDIC indemnification asset

Amortization of the FDIC indemnification asset totaled $15.2 million and $30.9 million, respectively, for the three and six months ended June 30, 2014 as compared to $7.2 million and $9.4 million, respectively, during the comparable periods in 2013.

The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and six months ended June 30, 2014 the average rate at which the FDIC indemnification asset was amortized was 5.50% and 5.48%, respectively, as compared with 2.08% and 1.35%, respectively, for the three and six months ended June 30, 2013.

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

A rollforward of the FDIC indemnification asset for the year ended December 31, 2013 and the six months ended June 30, 2014 follows (in thousands):

Balance at December 31, 2012	$1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on indemnification asset	(50,638)
Balance at December 31, 2013	1,205,117
Amortization	(30,935)
Reduction for claims filed	(66,704)
Net loss on indemnification asset	(22,800)
Balance at June 30, 2014	$1,084,678

The following table presents the details of the FDIC indemnification asset at the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Amounts attributable to:
Assets covered under the Single Family Shared-Loss Agreement	$1,083,812	$1,202,066
Assets covered under the Commercial Shared-Loss Agreement	866	3,051
FDIC indemnification asset	1,084,678	1,205,117
Less expected amortization	(260,467)	(240,773)
Amount expected to be collected from the FDIC	$824,211	$964,344

The amount of expected amortization reflects the impact of improvements in cash flows expected to be collected from the covered loans, as well as the impact of time value resulting from the discounting of the asset when it was initially established. This amount will be amortized to non-interest expense using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the Loss Sharing Agreements and the expected remaining life of the indemnified assets. The amounts attributable to assets covered under the Commercial Shared-Loss Agreement at June 30, 2014 represent amounts receivable from the FDIC for transactions occurring prior to the termination of loss sharing under the Commercial Shared-Loss Agreement.

OREO and foreclosure related components of non-interest expense

During the three and six months ended June 30, 2014 and 2013, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. The majority of OREO and foreclosure related expenses for the three months and six months ended June 30, 2014 and all of OREO and foreclosure related expenses for three months and six months ended June 30, 2013 were incurred on covered assets.

Net (gain) loss on OREO totaled $218 thousand, including gains on sales of OREO of $(643) thousand and OREO impairment of $860 thousand, for the three months ended June 30, 2014; and $(5.7) million, including gains on sales of OREO of $(6.1) million and OREO impairment of $0.4 million, for the three months ended June 30, 2013. For the six months ended June 30, 2014, net gains totaled $(2.5) million, including gains on sales of OREO of $(3.3) million and OREO impairment of

$0.8 million; as compared with $(5.4) million, including gains on sales of OREO of $(7.1) million and OREO impairment of $1.7 million for the comparable period in 2013. The decrease in net gains reflects continuing trends of lower levels of OREO and foreclosure activity.

The following tables summarize OREO sale activity for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain
Residential OREO sales	68	100.0%	$643	191	91.8%	$2,622
Commercial OREO sales	—	—	—	17	8.2%	3,469
	68	100.0%	$643	208	100.0%	$6,091

	Six Months Ended June 30,
	2014			2013
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain
Residential OREO sales	130	93.5%	$1,158	369	94.1%	$3,900
Commercial OREO sales	9	6.5%	2,098	23	5.9%	3,222
	139	100.0%	$3,256	392	100.0%	$7,122

	Three Months Ended June 30,
	2014			2013
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	32	47.1%	$35	115	60.2%	$31
Units sold at a loss	36	52.9%	$(14)	76	39.8%	$(13)
	68	100.0%	$9	191	100.0%	$14

	Six Months Ended June 30,
	2014			2013
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	56	43.1%	$41	217	58.8%	$28
Units sold at a loss	74	56.9%	$(16)	152	41.2%	$(14)
	130	100.0%	$9	369	100.0%	$11

There were 114 and 640 residential units in the foreclosure pipeline and 103 and 229 residential units in OREO inventory at June 30, 2014 and 2013, respectively.

 Other components of non-interest expense

Professional fees decreased by $3.8 million and $5.8 million, respectively, for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily due to consulting and advisory fees incurred in 2013 related to regulatory compliance.

The most significant components of other non-interest expense are advertising and promotion, depreciation of equipment under operating lease, insurance, travel and general office expense. Period over period increases in other non-interest expense related primarily to general organic growth of our business. In addition, depreciation on equipment under operating lease of $1.9 million and $3.9 million, respectively, was recognized for the three and six months ended June 30, 2014 compared to $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2013.

Income Taxes

The effective income tax rate decreased to 33.1% and 34.4% for the quarter and six months ended June 30, 2014, respectively, from 37.9% and 38.4% for the quarter and six months ended June 30, 2013, respectively.  These decreases primarily reflect the impact of increases in tax-exempt income, reductions in liabilities for uncertain state tax positions and benefits resulting from state tax law changes in the first quarter of 2014.

Termination of the Commercial Shared-Loss Agreement

Loss sharing under the terms of BankUnited, N.A.’s Commercial Shared-Loss Agreement with the FDIC terminated on May 21, 2014. At June 30, 2014, the Company’s loan portfolio included commercial and consumer ACI loans with a carrying value of $102 million and the investment portfolio included securities with a carrying value of $204 million that no longer have loss sharing coverage under the terms of the Commercial Shared-Loss Agreement. As of June 30, 2014 we bear all credit risk with respect to these assets. The Commercial Shared-Loss Agreement provides for the Bank’s continued reimbursement for recoveries, as defined, to the FDIC through May 21, 2017.

Analysis of Financial Condition

Average interest-earning assets increased $3.3 billion to $14.0 billion for the six months ended June 30, 2014 from $10.7 billion for the six months ended June 30, 2013. This increase was driven by a $4.1 billion increase in the average balance of outstanding loans, partially offset by a $688 million decrease in the average balance of investment securities available for sale. The increase in average loans reflected growth of $4.4 billion in average new loans outstanding, partially offset by a $373 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets declined by $135 million. The most significant component of this decline was the decrease in the FDIC indemnification asset. Growth of the new loan portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.

Average interest bearing liabilities increased by $2.2 billion to $11.5 billion for the six months ended June 30, 2014 from $9.3 billion for the six months ended June 30, 2013, due to an increase of $1.7 billion in average interest bearing deposits and a $559 million increase in average FHLB advances and other borrowings. Average non-interest bearing deposits increased by $778 million.

Average stockholders’ equity increased by $138 million, due largely to the retention of earnings.

Investment Securities Available for Sale

The following tables show the breakdown of securities in the Company’s investment portfolio at the dates indicated (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. Treasury securities	$104,825	$186	$—	$105,011
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,466,591	40,542	(6,995)	1,500,138
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	80,079	150	—	80,229
Re-Remics	226,247	4,713	(19)	230,941
Private label residential mortgage-backed securities and CMOs	222,542	56,041	(1,082)	277,501
Private label commercial mortgage-backed securities	1,031,280	14,665	(3,664)	1,042,281
Single family rental real estate-backed securities	146,000	58	—	146,058
Collateralized loan obligations	50,000	—	—	50,000
Non-mortgage asset-backed securities	158,963	6,707	(23)	165,647
Mutual funds and preferred stocks	110,917	20,082	(35)	130,964
State and municipal obligations	15,460	146	(54)	15,552
Small Business Administration securities	328,550	10,709	(44)	339,215
Other debt securities	3,638	4,372	—	8,010
	$3,945,092	$158,371	$(11,916)	$4,091,547

	December 31, 2013
	Covered Securities				Non-Covered Securities				Total
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Fair Value
		Gains	Losses			Gains	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303	$1,548,671	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777	27,132	26,777
Re-Remics	—	—	—	—	267,525	4,261	(1)	271,785	267,525	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255	255,184	310,118
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772	814,114	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994	172,329	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532	140,806	149,677
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937	295,892	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—	3,542	7,761
	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355	$3,525,195	$3,637,124

Investment securities available for sale totaled $4.1 billion at June 30, 2014 compared to $3.6 billion at December 31, 2013. The increase in the investment portfolio during the six months ended June 30, 2014, reflected the deployment of cash from the sale of the indirect auto loan portfolio and deposit growth. Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities consisting primarily of U.S. Treasury securities and U.S. Government agency floating rate mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics, residential real estate lease-backed securities, collateralized loan obligations and non-mortgage asset-backed securities collateralized by small balance commercial loans, auto loans and student loans as well as financial institution preferred stocks, state and municipal obligations and U.S. Small Business Administration securities that, while somewhat less liquid, provide us with higher yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of June 30, 2014 was 3.8 years and the effective duration was 1.9 years.

Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, there are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At June 30, 2014, we held Re-Remics with a carrying value of $231 million. At June 30, 2014, all but one of these securities were in unrealized gain positions; the one security in an unrealized loss position had a de-minimis unrealized loss of $19 thousand. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the newly issued regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2015.

As discussed above in the section entitled “Results of Operations - Termination of the Commercial Shared-Loss Agreement”, FDIC loss sharing on investment securities acquired in the FSB Acquisition ended in May 2014. The terms of the Commercial Shared-Loss Agreement continue to require sharing with the FDIC of any realized gains and reversal of previously recognized OTTI losses on covered investment securities through May 2017. These securities had an aggregate fair value of $204 million and gross unrealized gains of $73 million at June 30, 2014. Gross unrealized losses on this portfolio segment were de minimis at June 30, 2014. Based on the most recent ratings, $116 million of these securities were rated below investment grade or not rated at June 30, 2014.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of June 30, 2014. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Treasury securities	$—	—	$105,011	0.91%	$—	—	$—	—	$105,011	0.91%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	207,452	2.73%	946,722	2.75%	293,578	2.26%	52,386	2.28%	1,500,138	2.64%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	2,921	2.68%	8,438	2.68%	53,659	2.20%	15,211	2.36%	80,229	2.30%
Re-Remics	71,011	3.07%	143,060	3.15%	16,770	3.44%	100	2.62%	230,941	3.15%
Private label residential mortgage-backed securities and CMOs	53,190	6.85%	109,291	7.58%	62,813	7.77%	52,207	7.18%	277,501	7.41%
Private label commercial mortgage-backed securities	30,826	1.34%	610,610	2.30%	399,954	2.39%	891	3.05%	1,042,281	2.31%
Single family rental real estate-backed securities	679	1.25%	145,379	1.24%	—	—	—	—	146,058	1.24%
Collateralized loan obligations	7,499	1.98%	20,315	1.98%	12,342	1.98%	9,844	1.98%	50,000	1.98%
Non-mortgage asset-backed securities	68,630	2.65%	79,855	3.60%	17,143	3.68%	19	3.77%	165,647	3.22%
State and municipal obligations	—	—	—	—	15,552	3.68%	—	—	15,552	3.68%
Small Business Administration securities	61,978	1.68%	157,791	1.68%	79,627	1.65%	39,819	1.61%	339,215	1.66%
Other debt securities	—	—	—	—	—	—	8,010	7.00%	8,010	7.00%
	$504,186	2.90%	$2,326,472	2.61%	$951,438	2.63%	$178,487	3.49%	3,960,583	2.69%

Mutual funds and preferred stocks with no scheduled maturity									130,964	6.90%

Total investment securities available for sale									$4,091,547	2.82%

As of June 30, 2014, 86.3% of the securities were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA. The investment portfolio was in a net unrealized gain position of $146 million at June 30, 2014 with aggregate fair value equal to 104% of amortized cost. Net unrealized gains included $158 million of gross unrealized gains and $12 million of gross unrealized losses. Securities in unrealized loss positions for 12 months or more had an aggregate fair value of $543 million representing 13.3% of the fair value of the portfolio, with total unrealized losses of $9 million at June 30, 2014.

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

No securities were determined to be OTTI at June 30, 2014 or during the six months then ended. During the three months ended June 30, 2013, OTTI of $963 thousand was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security was covered under the Commercial Shared-Loss Agreement, therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on indemnification asset”.

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at June 30, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired.

The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities and Small Business Administration securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities and private label commercial mortgage-backed securities in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, we concluded that none of these debt securities in unrealized loss positions were other-than-temporarily impaired. One equity security and one municipal security were in unrealized loss positions at June 30, 2014; given the limited duration and severity of impairment and the strength of the issuers, we considered the impairment of these securities to be temporary.

For further discussion of our analysis of investment securities for OTTI, see Note 3 to the consolidated financial statements.

We use third-party pricing services to assist us in estimating the fair value of investment securities. We perform a variety of procedures to ensure that we have a thorough understanding of the methodologies and assumptions used by the pricing services including obtaining and reviewing written documentation of the methods and assumptions employed, conducting interviews with valuation desk personnel and reviewing model results and detailed assumptions used to value selected securities as considered necessary. Our classification of prices within the fair value hierarchy is based on an evaluation of the nature of the significant assumptions impacting the valuation of each type of security in the portfolio. We have established a robust price challenge process that includes a review by our treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from our expectations based on recent observed trading activity and other information available in the marketplace that would impact the value of the security is challenged. Responses to the price challenges, which generally include specific information about inputs and assumptions incorporated in the valuation and their sources, are reviewed in detail. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation specialist. We do not typically adjust the prices provided, other than through this established challenge process. Our primary pricing services utilize observable inputs when available, and employ unobservable inputs and proprietary models only when observable inputs are not available. As a matter of course, the services validate prices by comparison to recent trading activity whenever such activity exists. Quotes obtained from the pricing services are typically non-binding.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain U.S. Treasury securities and preferred stocks are classified within level 1 of the hierarchy. At June 30, 2014 and December 31, 2013, 4.5% and 5.6%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at June 30, 2014 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the six months ended June 30, 2014.

For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	June 30, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,095,666	$—	$963,904	$64,931	$3,124,501	29.6%
Home equity loans and lines of credit	1,526	—	33,521	117,387	152,434	1.5%
	2,097,192	—	997,425	182,318	3,276,935	31.1%
Commercial:
Multi-family	1,436,944	25,525	—	—	1,462,469	13.9%
Commercial real estate
Owner occupied	880,228	37,125	—	—	917,353	8.7%
Non-owner occupied	1,357,811	37,312	—	—	1,395,123	13.2%
Construction and land	184,834	224	—	—	185,058	1.7%
Commercial and industrial	2,894,774	1,267	—	—	2,896,041	27.5%
Lease financing	392,684	—	—	—	392,684	3.7%
	7,147,275	101,453	—	—	7,248,728	68.7%
Consumer	21,760	140	—	—	21,900	0.2%
Total loans	9,266,227	101,593	997,425	182,318	10,547,563	100.0%
Premiums, discounts and deferred fees and costs, net	42,358	—	—	(11,731)	30,627
Loans net of premiums, discounts and deferred fees and costs	9,308,585	101,593	997,425	170,587	10,578,190
Allowance for loan and lease losses	(68,184)	—	—	(7,287)	(75,471)
Loans, net	$9,240,401	$101,593	$997,425	$163,300	$10,502,719

	December 31, 2013
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$1,800,332	$—	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	—	39,602	127,807	168,944	1.9%
	1,801,867	—	1,096,614	198,185	3,096,666	34.3%
Commercial:
Multi-family	1,097,872	8,093	33,354	—	1,139,319	12.6%
Commercial real estate
Owner occupied	712,844	5,318	49,861	689	768,712	8.5%
Non-owner occupied	946,543	1,449	93,089	52	1,041,133	11.5%
Construction and land	138,091	—	10,600	729	149,420	1.7%
Commercial and industrial	2,266,407	—	6,050	6,234	2,278,691	25.3%
Lease financing	337,382	—	—	—	337,382	3.7%
	5,499,139	14,860	192,954	7,704	5,714,657	63.3%
Consumer	213,107	—	1,679	—	214,786	2.4%
Total loans	7,514,113	14,860	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,554,861	14,860	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	—	(2,893)	(9,502)	(69,725)
Loans, net	$7,497,531	$14,860	$1,288,354	$183,139	$8,983,884

Total loans, net of premiums, discounts and deferred fees and costs, increased by $1.5 billion to $10.6 billion at June 30, 2014, from $9.1 billion at December 31, 2013. New loans grew by $1.8 billion while loans acquired in the FSB Acquisition declined by $229 million from December 31, 2013 to June 30, 2014. The increase in total loans and new loans for the six months ended June 30, 2014 is net of the sale of indirect auto loans with a carrying value of $303 million. New residential loans grew by $301 million, new commercial loans grew by $1.7 billion and new consumer loans declined by $198 million during the six months ended June 30, 2014. The decline in new consumer loans is attributed to the sale of substantially all of the indirect auto portfolio. Residential loan growth was attributable primarily to purchases of residential mortgages through established correspondent channels.

Growth in new loans, net of premiums, discounts and deferred fees and costs, for the six months ended June 30, 2014 included $672 million for the Florida franchise, $749 million for the New York franchise and $635 million, excluding the impact of the sale of indirect auto loans, for what we refer to as national platforms, consisting of our residential loan purchase program, our mortgage warehouse lending operations, indirect auto lending and the Bank’s three commercial lending subsidiaries. Our residential mortgage purchase program and commercial lending subsidiaries contributed $262 million and $266 million, respectively, to growth in new loans for the six months ended June 30, 2014. The remaining growth in the national platforms was related primarily to our indirect auto lending, prior to exiting that business. At June 30, 2014, $3.8 billion or 41.0%, $2.3 billion or 25.1% and $3.2 billion or 33.9% of the new portfolio was attributable to the Florida and New York regions and national platforms, respectively. The percentage of the new portfolio attributable to the New York region is expected to continue to grow.

At June 30, 2014 and December 31, 2013 respectively, 11.0% and 16.4% of loans, net of premiums, discounts and deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid, resolved or, in the case of commercial loans, coverage terminates, and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Residential mortgages totaled $3.3 billion, or 31.1% of total loans and $3.1 billion, or 34.3% of total loans at June 30, 2014 and December 31, 2013, respectively. The decline in this portfolio segment as a percentage of loans is a result of a strategic emphasis on commercial lending and the resolution of covered loans, including transfers to OREO, partially offset by residential loan purchases and to a lesser extent, originations.

The new residential loan portfolio includes both originated and purchased loans. At June 30, 2014 and December 31, 2013, $209 million or 10.0% and $170 million or 9.5%, respectively, of our new 1-4 single family residential loans were originated loans; $1.9 billion or 90.0% and $1.6 billion or 90.5%, respectively, of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At June 30, 2014, 41.2% of the new residential loan portfolio were fixed rate loans. At June 30, 2014, $240 million or 12.5% of the purchased residential loan portfolio was comprised of interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

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

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. Loan-to-value (“LTV”) ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented less than 2% of the total loan portfolio at June 30, 2014. Construction and land loans are generally made for projects expected to stabilize within twelve months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At June 30, 2014, the carrying value of construction loans with available interest reserves totaled $72 million; the amount of available interest reserves totaled $3 million. All of these loans were rated “pass” at June 30, 2014.

Commercial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans also include shared national credits totaling $693 million at June 30, 2014, for borrowers in our geographic footprint. Through three wholly-owned lending subsidiaries, the Company provides small business equipment financing, franchise lending, municipal essential use equipment financing, bond refundings and certain transportation equipment financing to businesses and municipalities throughout the United States. This financing may take the form of term loans or leases.

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 77.2% and 73.2% of new loans as of June 30, 2014 and December 31, 2013, respectively. New commercial loans that represent re-financings of loans acquired in the FSB Acquisition are not significant.

Consumer Loans

As of December 31, 2013, consumer loans consisted primarily of indirect auto loans. Subsequent to the sale of substantially all of the indirect auto loan portfolio in June 2014, consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.

Asset Quality

In discussing asset quality, a distinction must be made between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. The Commercial Shared-Loss Agreement was terminated on May 21, 2014. At June 30, 2014, covered loans totaled $1.2 billion, all of which were covered under the Single Family Shared-Loss Agreement.

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

Loan performance is monitored by our credit administration, workout and recovery and loan review departments. Commercial loans are regularly reviewed by our internal loan review department. Relationships with committed balances greater than $1 million are reviewed at least annually. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and improve commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned risk ratings of doubtful.

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

At June 30, 2014, new commercial loans with aggregate balances of $12 million, $70 million and $6 million were rated special mention, substandard and doubtful, respectively. At December 31, 2013, new commercial loans aggregating $8 million, $26 million and $10 million were rated special mention, substandard and doubtful, respectively. The increase in loans rated substandard is primarily related to one loan with a recorded investment of $45 million that was current and on accrual status as of June 30, 2014. This loan was paid in full subsequent to June 30, 2014. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.

Residential

At June 30, 2014 and December 31, 2013, new 1-4 single family residential loans totaling $0.1 million and $0.6 million, respectively, were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $10 million and $3 million at June 30, 2014 and December 31, 2013, respectively.

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

The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV at the dates indicated (in thousands):

	June 30, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$54,513	$74,090	$103,855	$523,969	$756,427
60% - 70%	39,897	53,441	85,796	346,295	525,429
70% - 80%	26,819	76,569	144,490	554,141	802,019
More than 80%	26,617	4,589	3,122	10,431	44,759
	$147,846	$208,689	$337,263	$1,434,836	$2,128,634

	December 31, 2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608
	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

At June 30, 2014, 82.0% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.

At June 30, 2014, the purchased loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 768 and average LTV of 64.8%. The majority of this portfolio was owner-occupied, with 93.9% primary residence, 5.5% second homes and 0.6% investment properties. In terms of vintage, 1.1% of the portfolio was originated pre-2010, 11.7% in 2010 and 2011, 20.2% in 2012, 55.1% in 2013 and 11.9% in 2014.

Similarly, the originated loan portfolio had the following characteristics at June 30, 2014: 100% were full documentation with an average FICO score of 761 and average LTV of 62.6%. The majority of this portfolio was owner-occupied, with 88.2% primary residence, 10.1% second homes and 1.7% investment properties. In terms of vintage, 11.8% of the portfolio was originated in 2010 and 2011, 16.5% in 2012, 48.5% in 2013 and 23.2% in 2014.

Consumer

At June 30, 2014 and December 31, 2013, delinquent new consumer loans were insignificant.

Loans Acquired in the FSB Acquisition

Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At June 30, 2014, ACI loans totaled $1.1 billion and non-ACI loans totaled $171 million, net of premiums, discounts and deferred fees and costs.

Residential

At June 30, 2014, residential ACI loans totaled $997 million and residential non-ACI loans totaled $171 million, net of premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.

Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment. At June 30, 2014, accretable yield on both residential and commercial ACI loans totaled $1.1 billion and non-accretable difference related to those loans totaled $1.2 billion.

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

At June 30, 2014, the recorded investment in 1-4 single family residential non-ACI loans was $55 million; $2 million or 4.4% of these loans were 30 days or more past due and $223 thousand were 90 days or more past due. At June 30, 2014, ACI 1-4 single family residential loans totaled $964 million; $63 million or 6.5% of these loans were delinquent by 30 days or more and $29 million or 3.0% were delinquent by 90 days or more.

At June 30, 2014, non-ACI home equity loans and lines of credit had an aggregate carrying value of $115 million; $8 million or 7.0% of these loans were 30 days or more past due and $5 million or 4.5% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $34 million at June 30, 2014; $4 million or 10.6% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $3 million or 8.5% were delinquent by 90 days or more.

Additional information regarding ACI and non-ACI home equity loans and lines of credit at June 30, 2014 is summarized as follows:

	ACI	Non-ACI
Lien position:
First liens	8.6%	9.7%
Second or third liens	91.4%	90.3%
	100.0%	100.0%

 Expected loss severity given default is significantly higher for home equity loans that are not first liens. Although delinquencies in the covered residential portfolio are high, potential future losses to the Company related to these loans are significantly mitigated by the Single Family Shared-Loss Agreement.

 Commercial

Loss sharing coverage under the Commercial Shared-Loss Agreement was terminated on May 21, 2014. For further discussion, see the section entitled “Results of Operations — Termination of the Commercial Shared-Loss Agreement.”

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

At June 30, 2014, ACI commercial loans had a carrying value of $101 million. At June 30, 2014, loans with aggregate carrying values of $432 thousand were 90 days or more past due and $3 million and $96 thousand were internally risk rated substandard and doubtful, respectively. At June 30, 2014, there were no ACI commercial loans rated special mention.

Impaired Loans and Non-Performing Assets

Non-performing assets generally consist of (i) non-accrual loans, (ii) loans that have been modified in troubled debt restructurings (“TDRs”) that have not yet exhibited a consistent six month payment history or are loans to consumer borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy, (iii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iv) OREO. Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms and ACI loans or pools for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as non-accrual loans and we do not consider them to be non-performing assets. Historically and as of June 30, 2014, the majority of impaired loans and non-performing assets were covered assets. The Company’s exposure to loss related to covered assets is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.

The following table summarizes the Company’s impaired loans and non-performing assets at the dates indicated (in thousands):

	June 30, 2014			December 31, 2013
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1-4 single family residential	$1,359	$84	$1,443	$293	$194	$487
Home equity loans and lines of credit	5,199	—	5,199	6,559	—	6,559
Total residential loans	6,558	84	6,642	6,852	194	7,046
Commercial (1):
Commercial real estate	—	5,573	5,573	1,042	4,229	5,271
Construction and land	—	226	226	—	244	244
Commercial and industrial	—	12,169	12,169	2,767	16,612	19,379
Lease financing	—	1,194	1,194	—	1,370	1,370
Total commercial loans	—	19,162	19,162	3,809	22,455	26,264
Consumer:	—	51	51	—	75	75
Total non-accrual loans	6,558	19,297	25,855	10,661	22,724	33,385
Non-ACI and new loans past due 90 days and still accruing	—	—	—	—	512	512
TDRs	2,196	—	2,196	1,765	—	1,765
Total non-performing loans	8,754	19,297	28,051	12,426	23,236	35,662
Other real estate owned	20,700	315	21,015	39,672	898	40,570
Total non-performing assets	29,454	19,612	49,066	52,098	24,134	76,232
Impaired ACI loans on accrual status (2)	—	—	—	44,286	—	44,286
Non-ACI and new TDRs in compliance with their modified terms	2,762	1,297	4,059	3,588	1,400	4,988
Total impaired loans and non-performing assets	$32,216	$20,909	$53,125	$99,972	$25,534	$125,506

Non-performing loans to total loans (3)		0.21%	0.27%		0.31%	0.39%
Non-performing assets to total assets (4)		0.12%	0.29%		0.16%	0.51%
ALLL to total loans (3)		0.72%	0.71%		0.76%	0.77%
ALLL to non-performing loans		353.34%	269.05%		246.73%	195.52%
Net charge-offs to average loans (5)		0.07%	0.20%		0.34%	0.31%

(1)    Includes ACI loans for which discount is no longer being accreted at December 31, 2013.
(2)    Includes TDRs on accrual status at December 31, 2013.
(3)    Total loans for purposes of calculating these ratios are net of premiums, discounts and deferred fees and costs.
(4)    Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
(5)    Annualized.

Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretable yield continues to be accreted into income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $33 million and $78 million at June 30, 2014 and December 31, 2013, respectively.

The decline in the ratio of the ALLL to total loans for non-covered loans at June 30, 2014 as compared to December 31, 2013 is primarily a result of a decrease in the amount of specific reserves for impaired loans. The additional decline in the ratio of the ALLL to total loans is primarily related to the sale in the first quarter of 2014 of a majority of covered commercial and consumer loans that were impaired at December 31, 2013. See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for a further discussion of the methodology we use to determine the amount of the ALLL.

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

As of June 30, 2014, 6 commercial loans with an aggregate carrying value of $8 million and 25 residential loans with an aggregate carrying value of $7 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the six months ended June 30, 2014 or 2013. For additional information about TDRs, see Note 4 to the consolidated financial statements.

Additional interest income that would have been recognized on non-accrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

 Potential Problem Loans

Potential problem loans have been identified by management as those loans included in the “substandard accruing” risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $57 million at June 30, 2014. The majority of these loans were current as to principal and interest at June 30, 2014.

Loss Mitigation Strategies

We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of June 30, 2014, 12,413 borrowers had been counseled regarding their participation in HAMP; 9,129 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of June 30, 2014, 1,581 borrowers who did not elect to participate in the program had been sent termination letters and 3,356 borrowers had been denied due to ineligibility. There were 4,232 permanent loan modifications and 62 trial loan modifications at June 30, 2014. Substantially all of these modified loans were ACI loans accounted for in pools.

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

New and non-ACI Loans

Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for new residential loans is based primarily on relevant proxy historical loss rates. The ALLL for new 1-4 single family residential loans is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for expected losses in this portfolio class.

A peer group twelve quarter average net charge-off rate is used to estimate the ALLL for the new home equity loan class. See further discussion of the use of peer group loss factors below. The new home equity portfolio is not a significant component of the overall loan portfolio.

Based on an updated analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. A 12 month loss emergence period is being utilized. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. No adjustment has been made for future payment resets because the impact of payment resets on defaults to date has not been significant.

Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the ALLL for new commercial loans is based primarily on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $750,000 are individually evaluated for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. Loss factors for these loans are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data.

Beginning in the second quarter of 2014, the peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for new commercial, home equity and consumer loans is a group of 34 banks made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. Prior to the second quarter of 2014, the peer groups used were banks with total assets ranging from $3 - $15 billion. We used a peer group of 23 banks in the U.S. Southeast region for loans originated in our Florida market and by our commercial lending subsidiaries, and a peer group of 16 banks in the New York region for loans originated in our New York market. We believe the change in the peer group is preferable because these banks, as a group, are considered by management to be more comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal lease receivables is based on a cumulative municipal default curve for obligations of credit quality comparable to those in the Company’s portfolio.

Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans rated special mention or assigned a lower “pass” rating.

Beginning in the second quarter of 2014, we also extended the loss experience period used to calculated an average net charge-off rate from eight quarters to twelve quarters. We believe a twelve-quarter look back period is appropriate as it better captures a range of observations reflecting the performance of loans originated in the current economic cycle and includes sufficient history. We believe the twelve-quarter look back period to be consistent with the range of industry practice.

Beginning in the second quarter of 2014, we extended the loss emergence period for municipal lease receivables from four quarters to twelve quarters.

The net impact on the ALLL at June 30, 2014 of the change in the peer group and extension of the look back period related to the new commercial, home equity and consumer loans, and the extension of the loss emergence period for the municipal lease receivables was not material.

Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Management has grouped potential qualitative adjustments into the following categories:

•	Portfolio performance trends, including levels of delinquencies and non-performing loans;

•	Portfolio growth rates;

•	Exceptions to policy and credit guidelines;

•	Economic factors, including changes in and levels of real estate price indices, unemployment rates and GDP;

•	Credit concentrations; and

•	Changes in credit administration management and staff.

At June 30, 2014, qualitative adjustments were made to historical loss percentages related to:

•	economic factors, specifically changes in and/or levels of unemployment rates and GDP;

•	portfolio performance trends, limited to the level of non-performing loans in New York;

•	changes in credit administration staff;

•	credit concentrations for the commercial real estate portfolio;

•	commercial loan portfolio growth rates; and

•	the level of policy and procedural exceptions.

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

Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at June 30, 2014 or December 31, 2013.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of commercial ACI loans in March 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level.

We recorded provisions for loan losses on ACI commercial loans of $14 thousand and $2.0 million, respectively, for the three and six months ended June 30, 2014. Provisions for loan losses of $2.7 million recorded in connection with the transfer of ACI commercial loans to the held for sale classification in the first quarter were partially offset by net recoveries of loan losses, based on our loan level analysis, during the six months ended June 30, 2014. We recorded recoveries of loan losses on ACI commercial loans of $0.2 million and $1.6 million, respectively, for the three and six months ended June 30, 2013, based on our loan level analysis. Related increases (decreases) in the FDIC indemnification asset of $(27) thousand and $(1.8) million, respectively, were recorded for the three and six months ended June 30, 2014 and $0.1 million and $1.4 million, respectively, were recorded for the three and six months ended June 30, 2013.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Six Months Ended June 30, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2013	$57,330	$2,893	$9,502	$69,725
Provision for loan losses:
1-4 single family residential	713	—	(33)	680
Home equity loans and lines of credit	2	—	(618)	(616)
Multi-family	5,993	(38)	(4)	5,951
Commercial real estate
Owner occupied	(166)	(13)	(6)	(185)
Non-owner occupied	6,082	1,588	(11)	7,659
Construction and land	999	443	7	1,449
Commercial and industrial	2,137	8	46	2,191
Lease financing	(711)	—	—	(711)
Consumer	(1,147)	324	—	(823)
Total Provision	13,902	2,312	(619)	15,595
Charge-offs:
Home equity loans and lines of credit	—	—	(1,144)	(1,144)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	(51)	(3,032)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(2,766)	(573)	(477)	(3,816)
Consumer	(910)	(324)	—	(1,234)
Total Charge-offs	(3,727)	(5,205)	(1,634)	(10,566)
Recoveries:
Home equity loans and lines of credit	—	—	12	12
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	318	—	19	337
Consumer	361	—	—	361
Total Recoveries	679	—	38	717
Balance at June 30, 2014	$68,184	$—	$7,287	$75,471

	Six Months Ended June 30, 2013
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2012	$41,228	$8,019	$9,874	$59,121
Provision for loan losses:
1-4 single family residential	(5,382)	—	294	(5,088)
Home equity loans and lines of credit	(4)	—	5,762	5,758
Multi-family	831	(225)	(8)	598
Commercial real estate
Owner occupied	415	(162)	(10)	243
Non-owner occupied	1,069	(1,320)	(107)	(358)
Construction and land	(84)	67	(1)	(18)
Commercial and industrial	17,546	42	(2,483)	15,105
Lease financing	171	—	—	171
Consumer	437	—	—	437
Total Provision	14,999	(1,598)	3,447	16,848
Charge-offs:
1-4 single family residential	—	—	(357)	(357)
Home equity loans and lines of credit	—	—	(1,377)	(1,377)
Commercial real estate
Non-owner occupied	—	(1,162)	—	(1,162)
Construction and land	—	(77)	—	(77)
Commercial and industrial	(16,170)	(878)	(172)	(17,220)
Consumer	(81)	—	—	(81)
Total Charge-offs	(16,251)	(2,117)	(1,906)	(20,274)
Recoveries:
Home equity loans and lines of credit	—	—	15	15
Multi-family	—	—	8	8
Commercial real estate
Non-owner occupied	—	—	97	97
Commercial and industrial	211	—	2,373	2,584
Consumer	32	—	—	32
Total Recoveries	243	—	2,493	2,736
Balance at June 30, 2013	$40,219	$4,304	$13,908	$58,431

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	June 30, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total	% (1)
Residential:
1-4 single family residential	$6,984	$—	$794	$7,778	29.6%
Home equity loans and lines of credit	14	—	6,493	6,507	1.5%
	6,998	—	7,287	14,285	31.1%
Commercial:
Multi-family	9,940	—	—	9,940	13.9%
Commercial real estate
Owner occupied	6,608	—	—	6,608	8.7%
Non-owner occupied	10,432	—	—	10,432	13.2%
Construction and land	1,802	—	—	1,802	1.7%
Commercial and industrial	29,665	—	—	29,665	27.5%
Lease financing	2,248	—	—	2,248	3.7%
	60,695	—	—	60,695	68.7%
Consumer	491	—	—	491	0.2%
	$68,184	$—	$7,287	$75,471	100.0%

	December 31, 2013
	New Loans	ACI Loans	Non-ACI Loans	Total	% (1)
Residential:
1-4 single family residential	$6,271	$—	$827	$7,098	32.4%
Home equity loans and lines of credit	12	—	8,243	8,255	1.9%
	6,283	—	9,070	15,353	34.3%
Commercial:
Multi-family	3,947	323	—	4,270	12.6%
Commercial real estate
Owner occupied	6,774	369	6	7,149	8.5%
Non-owner occupied	4,401	1,444	8	5,853	11.5%
Construction and land	803	192	6	1,001	1.7%
Commercial and industrial	29,976	565	412	30,953	25.3%
Lease financing	2,959	—	—	2,959	3.7%
	48,860	2,893	432	52,185	63.3%
Consumer	2,187	—	—	2,187	2.4%
	$57,330	$2,893	$9,502	$69,725	100.0%

(1) Represents percentage of loans receivable in each category to total loans receivable.

The increase in the balance of the ALLL for new loans at June 30, 2014 as compared to December 31, 2013 reflects the growth of the new loan portfolio across all significant loan categories. The change in the peer group used to calculate the average annual historical net charge-off rates used in the calculation of the quantitative portion of general reserves, as discussed above, resulted in an increase in net charge-off rates for the commercial real estate loan types other than owner occupied commercial real estate and a decrease in net charge-off rates for most other commercial loan types at June 30, 2014 as compared to December 31, 2013. The extension of the loss experience period used to calculate an average net charge-off rate as discussed above and an increase in the qualitative factor for portfolio growth trends resulted in increases to the ALLL for all of the commercial and commercial real estate loan types. The elimination of favorable adjustments to peer group net charge-off rates for loans assigned the highest pass ratings implemented in the first quarter of 2014 also increased the ALLL for all of the commercial and commercial real estate loan types at June 30, 2014 as compared to December 31, 2013. Significant components of the change in the ALLL at June 30, 2014 as compared to December 31, 2013, as it relates to specific loan types, include:

•
Increases of $6.0 million for new multi-family loans and $6.0 million for new non-owner occupied commercial real estate loans reflect the growth of these portfolios, increases in net charge-off rates and increases in the qualitative factor for portfolio growth trends;

•
A small decrease for new owner occupied commercial real estate loans reflects a decrease in peer group net charge-off rates, substantially offset by the impact of the growth of the portfolio, extension of the loss experience period and an increase in the qualitative factor for portfolio growth trends;

•	An increase of $1.0 million for new construction and land loans is attributable to an increase in net charge off rates as well as growth of the portfolio;

•	A decrease of $2.9 million for ACI commercial loans is primarily a result of the sale of impaired loans during the three months ended March 31, 2014;

•	A decrease of $1.8 million for non-ACI home equity loans is attributable primarily to an improvement in roll rates;

•
A small decrease for new commercial and industrial loans reflects a decrease in peer group net charge-off rates and a net decrease of $2.8 million in specific reserves, substantially offset by the impact of the growth of the portfolio, extension of the loss experience period and an increase in the qualitative factor for portfolio growth trends;

•	A decrease of $0.7 million for lease financing receivables is primarily related to a decrease in the quantitative loss factor applied to municipal leases; and

•	A decrease of $1.7 million for new consumer loans is primarily a result of the sale of substantially all of the indirect auto portfolio.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Equipment under Operating Lease

Equipment under operating lease consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns. There were no significant changes in the portfolio of equipment under operating lease or in the performance of lessees during the six months ended June 30, 2014. There were no impairments of residuals or asset carrying values, missed payments, time off lease or restructurings related to the operating lease portfolio during the quarter.

Other Real Estate Owned

The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$29,569	$68,893	$40,570	$76,022
Transfers from loan portfolio	6,157	16,848	15,311	41,641
Sales	(13,850)	(35,281)	(34,069)	(65,923)
Impairment	(861)	(419)	(797)	(1,699)
Balance, end of period	$21,015	$50,041	$21,015	$50,041

OREO consisted of the following types of properties at the dates indicated (in thousands):

	June 30, 2014			December 31, 2013
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
1-4 single family residential	$17,039	$—	$17,039	$28,310	$83	$28,393
Condominium	3,661	—	3,661	4,732	—	4,732
Multi-family	—	—	—	135	—	135
Commercial real estate	—	—	—	5,708	500	6,208
Land	—	315	315	787	315	1,102
	$20,700	$315	$21,015	$39,672	$898	$40,570

The decrease in OREO reflects the sale of covered commercial OREO properties during the first quarter of 2014 in conjunction with the covered commercial loan sale discussed above as well as continued efforts to resolve non-performing covered residential assets and a decline in the volume of residential foreclosures. Residential OREO inventory declined to 103 units at June 30, 2014 from 157 units at December 31, 2013.

Deposits

The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,222,894	0.00%	$1,473,085	0.00%	$2,181,384	0.00%	$1,403,161	0.00%
Interest bearing	715,340	0.42%	570,147	0.45%	701,248	0.42%	557,427	0.47%
Money market	4,245,282	0.52%	3,216,620	0.50%	4,082,058	0.51%	3,193,082	0.51%
Savings	671,727	0.30%	918,755	0.37%	704,741	0.30%	946,991	0.40%
Time	3,642,130	1.18%	2,636,693	1.32%	3,495,546	1.20%	2,635,927	1.36%
	$11,497,373	0.61%	$8,815,300	0.64%	$11,164,977	0.61%	$8,736,588	0.67%

Total deposits increased by $1.5 billion to $12.0 billion at June 30, 2014 from $10.5 billion at December 31, 2013. The distribution of deposits reflected in the table above reflects growth in non-interest bearing demand deposits, consistent with management’s business strategy. Growth of deposits across all categories is expected to continue.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2014 (in thousands):

Three months or less	$600,852
Over three through six months	468,717
Over six through twelve months	883,726
Over twelve months	738,342
$2,691,637

Federal Home Loan Bank Advances and Other Borrowings

Outstanding FHLB advances and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013

FHLB advances	$2,687,487	$2,412,050
Securities sold under agreements to repurchase	508	346
Capital lease obligations	10,793	1,917
	$2,698,788	$2,414,313

In addition to deposits, we utilize FHLB advances to fund balance sheet growth; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances outstanding at June 30, 2014 is scheduled to mature as follows (in thousands):

Maturing in:
2014	$855,000
2015	1,330,350
2016	350,000
2017	155,000
Total contractual balance outstanding	2,690,350
Unamortized acquisition accounting fair value adjustment and modification costs	(2,863)
Carrying value	$2,687,487

Capital Resources

Stockholders’ equity increased by $86 million for the six months ended June 30, 2014 due primarily to the retention of earnings. Stockholders’ equity was impacted to a lesser extent by changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges.

Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2014 and December 31, 2013, BankUnited and the Company had capital levels that exceeded the well-capitalized guidelines.

 The following table presents the Company’s regulatory capital ratios as of June 30, 2014 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,871,090	11.60%	N/A (1)	N/A (1)	$644,953	4.00%
Tier 1 risk-based capital	$1,871,090	17.70%	$634,286	6.00%	$422,857	4.00%
Total risk based capital	$1,956,989	18.51%	$1,057,144	10.00%	$845,715	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

On July 2, 2013 the Federal Reserve Board approved a final rule that implements the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The Company is required to implement the final rule on January 1, 2015, with a phase-in period extending through January 1, 2019. The rule will add another risk-based capital category, common equity Tier 1 capital, increase the required Tier 1 capital level, increase risk weights for certain of the Company’s investment securities, loans and other assets and add some complexity to the risk-based capital calculations. In addition, a capital conservation buffer will be phased in beginning in 2016. In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold this capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. As of June 30, 2014, the adoption of the rule would not have impacted our capital categories.

Liquidity

Liquidity involves our ability to generate adequate funds to support planned asset growth, particularly growth of the new loan portfolio, meet deposit withdrawal requests and other contractual obligations, maintain reserve requirements, conduct routine operations and pay dividends.

Our consolidated statements of cash flows have historically reflected net cash outflows from operating activities. For the six months ended June 30, 2014 and the year ended December 31, 2013, net cash used in operating activities was $51.5 million and $67.1 million, respectively. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows is accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $175.9 million and $410.4 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $66.7 million and $164.9 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively; for both periods, exceeding net operating cash outflows. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity available to fund operating needs, dividends to BankUnited, Inc. and new loan growth. Cash generated by the repayment and resolution of covered loans totaled $543.8 million and $841.3 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

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

BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At June 30, 2014, unencumbered investment securities available for sale totaled $3.0 billion.

At June 30, 2014, BankUnited had available borrowing capacity at the FHLB of $1.6 billion, unused borrowing capacity at the Federal Reserve Bank of $93 million and unused Federal funds and repurchase agreement lines of credit totaling $85 million. The ability to sell or potentially securitize other earning assets, such as the new residential mortgage portfolio, provides a potential source of contingency liquidity, although we do not currently anticipate liquidating any portion of that portfolio. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.

Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.

The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 5.0%. At June 30, 2014, BankUnited’s liquid assets divided by total assets was 8.1%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At June 30, 2014, BankUnited’s one year liquidity ratio was 137%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At June 30, 2014, BankUnited was within acceptable limits established by ALCO for each of these measures.

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200, plus 300, plus 400 and plus 500 basis point change with rates increasing by the magnitude of the rate ramp evenly over the next 12 months as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at June 30, 2014 due to the current low rate environment. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at June 30, 2014:

	Plus 100	Plus 200	Plus 300
Twelve Months	0.5%	1.2%	1.8%
Twenty Four Months	3.1%	6.1%	8.9%

Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at June 30, 2014 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of June 30, 2014, our simulation for BankUnited indicated percentage changes from base EVE of (2.6)%, (5.6)% and (9.6)% in plus 100, 200, and 300 basis point scenarios, respectively.

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

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to variability in interest cash flows on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2014, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $1.9 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $7 million and the aggregate fair value included in other liabilities was $39 million.

Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $993 million at June 30, 2014. The aggregate fair value of these interest rate swaps included in other assets was $15 million and the aggregate fair value included in other liabilities was $15 million. These interest rate swaps were entered into as accommodations to certain of our commercial borrowers.

See Note 7 to the consolidated financial statements for more information about our derivative positions.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of June 30, 2014 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$572,293	$572,293
Commitments to purchase loans	—	82,518	82,518
Unfunded commitments under lines of credit	31,241	1,073,394	1,104,635
Commercial and standby letters of credit	—	42,257	42,257
	$31,241	$1,770,462	$1,801,703

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2013 Annual Report on Form 10-K.

Non-GAAP Financial Measure

Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at June 30, 2014 (in thousands except share and per share data):

Total stockholders' equity	$2,014,572
Less: goodwill and other intangible assets	68,737
Tangible stockholders' equity	$1,945,835

Common shares issued and outstanding	101,650,857

Book value per common share	$19.82

Tangible book value per common share	$19.14

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

During the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of August 2014.

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