Form 10-Q
period 2014-09-30
BankUnited, Inc.
filed 2014-11-07
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 4, 2014
Common Stock, $0.01 Par Value	101,652,745

BankUnited, Inc.

Form 10-Q

For the Quarter Ended September 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks:
Non-interest bearing	$46,593	$45,976
Interest bearing	18,763	14,590
Interest bearing deposits at Federal Reserve Bank	280,042	190,075
Federal funds sold	2,746	2,108
Cash and cash equivalents	348,144	252,749
Investment securities available for sale, at fair value (including covered securities of $205,769 at December 31, 2013)	4,304,329	3,637,124
Non-marketable equity securities	159,049	152,066
Loans held for sale	2,119	194
Loans (including covered loans of $1,099,927 and $1,483,888)	11,085,776	9,053,609
Allowance for loan and lease losses	(78,868)	(69,725)
Loans, net	11,006,908	8,983,884
FDIC indemnification asset	1,023,079	1,205,117
Bank owned life insurance	214,320	206,759
Equipment under operating lease	242,448	196,483
Other real estate owned (including covered OREO of $18,216 and $39,672)	18,531	40,570
Deferred tax asset, net	98,113	70,626
Goodwill and other intangible assets	68,575	69,067
Other assets	195,124	232,010
Total assets	$17,680,739	$15,046,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,579,163	$2,171,335
Interest bearing	857,910	676,079
Savings and money market	5,411,565	4,402,987
Time	3,985,269	3,282,027
Total deposits	12,833,907	10,532,428
Federal Home Loan Bank advances and other borrowings	2,593,648	2,414,313
Other liabilities	213,015	171,210
Total liabilities	15,640,570	13,117,951

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 101,665,975 and 101,013,014 shares issued and outstanding	1,017	1,010
Paid-in capital	1,348,964	1,334,945
Retained earnings	626,761	535,263
Accumulated other comprehensive income	63,427	57,480
Total stockholders' equity	2,040,169	1,928,698
Total liabilities and stockholders' equity	$17,680,739	$15,046,649

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income:
Loans	$171,591	$158,332	$499,558	$458,183
Investment securities available for sale	27,816	27,993	78,383	88,194
Other	1,815	1,359	5,576	3,780
Total interest income	201,222	187,684	583,517	550,157
Interest expense:
Deposits	19,432	15,248	52,994	44,287
Borrowings	8,541	8,318	24,932	23,915
Total interest expense	27,973	23,566	77,926	68,202
Net interest income before provision for loan losses	173,249	164,118	505,591	481,955
Provision for (recovery of) loan losses (including $(900), $(2,837), $793 and $(988) for covered loans)	5,387	2,604	20,982	19,452
Net interest income after provision for loan losses	167,862	161,514	484,609	462,503
Non-interest income:
Income from resolution of covered assets, net	14,525	24,592	39,756	64,362
Net loss on FDIC indemnification	(16,958)	(18,377)	(39,758)	(47,747)
FDIC reimbursement of costs of resolution of covered assets	1,411	2,040	3,651	7,165
Service charges and fees	4,236	3,634	12,427	10,355
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $3,667, $(4,286), $22,595, and $(9,368))	3,789	(4,081)	23,112	(8,782)
Gain on investment securities available for sale, net (including loss related to covered securities of $(963) for the nine months ended September 30, 2013)	795	1,066	1,156	6,288
Other non-interest income	6,653	4,786	24,775	15,372
Total non-interest income	14,451	13,660	65,119	47,013
Non-interest expense:
Employee compensation and benefits	50,003	44,117	149,008	130,219
Occupancy and equipment	17,782	16,571	52,245	46,994
Amortization of FDIC indemnification asset	17,948	12,354	48,883	21,784
(Gain) loss on other real estate owned, net (including (gain) loss related to covered OREO of $93, $(1,697), $(2,495) and $(7,120))	93	(1,697)	(2,366)	(7,120)
Foreclosure and other real estate owned expense	1,408	2,803	3,896	7,432
Deposit insurance expense	2,452	1,926	7,015	5,587
Professional fees	3,106	4,831	9,663	17,212
Telecommunications and data processing	3,332	2,842	9,905	9,694
Other non-interest expense	12,809	12,870	39,765	33,101
Total non-interest expense	108,933	96,617	318,014	264,903
Income before income taxes	73,380	78,557	231,714	244,613
Provision for income taxes	19,813	24,248	74,333	88,070
Net income	$53,567	$54,309	$157,381	$156,543
Earnings per common share, basic (see Note 2)	$0.51	$0.52	$1.51	$1.52
Earnings per common share, diluted (see Note 2)	$0.51	$0.52	$1.50	$1.51
Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$53,567	$54,309	$157,381	$156,543
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(14,898)	(5,780)	6,535	(40,173)
Reclassification adjustment for net securities gains realized in income	(488)	(654)	(710)	(3,862)
Net change in unrealized gains on securities available for sale	(15,386)	(6,434)	5,825	(44,035)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	391	(6,263)	(12,124)	3,686
Reclassification adjustment for net losses realized in income	4,134	3,572	12,246	9,312
Net change in unrealized losses on derivative instruments	4,525	(2,691)	122	12,998
Other comprehensive income (loss)	(10,861)	(9,125)	5,947	(31,037)
Comprehensive income	$42,706	$45,184	$163,328	$125,506

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$157,381	$156,543
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion, net	(204,056)	(293,443)
Provision for loan losses	20,982	19,452
Income from resolution of covered assets, net	(39,756)	(64,362)
Net loss on FDIC indemnification	39,758	47,747
(Gain) loss on sale of loans, net	(23,112)	8,782
Increase in cash surrender value of bank owned life insurance	(2,264)	(2,009)
Gain on investment securities available for sale, net	(1,156)	(6,288)
Gain on other real estate owned, net	(2,366)	(7,120)
Equity based compensation	11,629	10,952
Depreciation and amortization	22,808	16,107
Deferred income taxes	(31,206)	1,761
Proceeds from sale of loans held for sale	15,726	31,677
Loans originated for sale, net of repayments	(17,308)	(29,806)
Realized tax benefits from dividend equivalents and equity based compensation	(1,483)	(1,164)
Other:
(Increase) decrease in other assets	(12,692)	7,564
Increase in other liabilities	15,536	60,804
Net cash used in operating activities	(51,579)	(42,803)

Cash flows from investing activities:
Purchase of investment securities available for sale	(1,115,488)	(639,572)
Proceeds from repayments of investment securities available for sale	253,947	547,362
Proceeds from sale of investment securities available for sale	203,360	323,801
Purchase of non-marketable equity securities	(40,050)	(31,137)
Proceeds from redemption of non-marketable equity securities	33,067	14,381
Purchases of loans	(613,703)	(906,447)
Loan originations, repayments and resolutions, net	(1,621,880)	(1,119,449)
Proceeds from sale of loans, net	542,741	85,821
Decrease in FDIC indemnification asset for claims filed	94,320	123,002
Purchase of bank owned life insurance	(7,700)	—
Bank owned life insurance proceeds	2,403	2,782
Purchase of premises and equipment, net	(18,525)	(16,194)
Acquisition of equipment under operating lease	(51,922)	(148,644)
Proceeds from sale of other real estate owned	45,947	94,594
Net cash used in investing activities	(2,293,483)	(1,669,700)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	2,301,489	1,310,075
Additions to Federal Home Loan Bank advances and other borrowings	2,600,000	2,425,000
Repayments of Federal Home Loan Bank advances and other borrowings	(2,431,308)	(1,982,162)
Dividends paid	(65,750)	(43,430)
Realized tax benefits from dividend equivalents and equity based compensation	1,483	1,164
Exercise of stock options	914	6,738
Other financing activities	33,629	25,444
Net cash provided by financing activities	2,440,457	1,742,829
Net increase in cash and cash equivalents	95,395	30,326
Cash and cash equivalents, beginning of period	252,749	495,353
Cash and cash equivalents, end of period	$348,144	$525,679
Supplemental disclosure of cash flow information:
Interest paid	$72,667	$65,423
Income taxes paid	$93,053	$54,627
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$21,542	$59,962
Disbursement of loan proceeds from escrow	$52,500	$—
Dividends declared, not paid	$21,966	$21,796
Acquisition of assets under capital lease	$9,035	$1,820

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	101,013,014	$1,010	—	$—	$1,334,945	$535,263	$57,480	$1,928,698
Comprehensive income	—	—	—	—	—	157,381	5,947	163,328
Dividends	—	—	—	—	—	(65,883)	—	(65,883)
Equity based compensation	692,029	7	—	—	11,622	—	—	11,629
Forfeiture of unvested shares	(93,951)	(1)	—	—	1	—	—	—
Exercise of stock options	54,883	1	—	—	913	—	—	914
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	1,483	—	—	1,483
Balance at September 30, 2014	101,665,975	$1,017	—	$—	$1,348,964	$626,761	$63,427	$2,040,169

Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680
Comprehensive income	—	—	—	—	—	156,543	(31,037)	125,506
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—		—
Dividends	—	—	—	—	—	(65,226)	—	(65,226)
Equity based compensation	104,585	1	—	—	10,951	—	—	10,952
Forfeiture of unvested shares	(43,607)	—	—	—	—	—	—	—
Exercise of stock options	376,769	4	—	—	6,734	—	—	6,738
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	1,164	—	—	1,164
Balance at September 30, 2013	100,860,270	$1,009	—	$—	$1,327,164	$504,702	$52,939	$1,885,814

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Note 1   Basis of Presentation and Summary of Significant Accounting Policies

BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 101 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at September 30, 2014.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected in future periods.

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

Significant estimates include the allowance for loan and lease losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, and the fair values of investment securities and other financial instruments. Management has used information provided by third party valuation specialists to assist in the determination of the fair values of investment securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Note 2   Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per common share:
Numerator:
Net income	$53,567	$54,309	$157,381	$156,543
Distributed and undistributed earnings allocated to participating securities	(2,130)	(2,132)	(6,215)	(7,427)
Income allocated to common stockholders for basic earnings per common share	$51,437	$52,177	$151,166	$149,116
Denominator:
Weighted average common shares outstanding	101,657,560	100,737,319	101,545,930	99,131,377
Less average unvested stock awards	(1,175,739)	(1,085,044)	(1,120,393)	(1,118,496)
Weighted average shares for basic earnings per common share	100,481,821	99,652,275	100,425,537	98,012,881
Basic earnings per common share	$0.51	$0.52	$1.51	$1.52
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$51,437	$52,177	$151,166	$149,116
Adjustment for earnings reallocated from participating securities	5	4	14	1,264
Income used in calculating diluted earnings per common share	$51,442	$52,181	$151,180	$150,380
Denominator:
Average shares for basic earnings per common share	100,481,821	99,652,275	100,425,537	98,012,881
Dilutive effect of stock options and preferred shares	140,006	196,190	142,035	1,626,264
Weighted average shares for diluted earnings per common share	100,621,827	99,848,465	100,567,572	99,639,145
Diluted earnings per common share	$0.51	$0.52	$1.50	$1.51

The following potentially dilutive securities were outstanding at September 30, 2014 and 2013 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unvested shares	1,222,148	1,139,864	1,222,148	1,139,864
Stock options and warrants	6,386,424	6,408,702	6,386,424	6,408,702

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Note 3   Investment Securities Available for Sale

Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. Treasury securities	$104,839	$119	$—	$104,958
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,465,555	34,708	(8,230)	1,492,033
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	110,614	44	(272)	110,386
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	199,116	4,041	(14)	203,143
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	371,600	54,134	(1,241)	424,493
Private label commercial mortgage-backed securities	1,088,961	9,073	(6,711)	1,091,323
Single family rental real estate-backed securities	236,711	—	(1,500)	235,211
Collateralized loan obligations	50,000	—	(230)	49,770
Non-mortgage asset-backed securities	123,272	5,627	(40)	128,859
Mutual funds and preferred stocks	96,369	16,640	—	113,009
State and municipal obligations	15,389	253	—	15,642
Small Business Administration securities	316,831	10,451	(48)	327,234
Other debt securities	3,674	4,594	—	8,268
	$4,182,931	$139,684	$(18,286)	$4,304,329

	December 31, 2013
	Covered Securities				Non-Covered Securities
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777
Re-Remics	—	—	—	—	267,525	4,261	(1)	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—
	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355

As discussed in Note 1, FDIC loss sharing on covered investment securities ended on May 21, 2014. Investment securities formerly covered under the Commercial Shared-Loss Agreement had an aggregate fair value of $181 million, amortized cost of $112 million and gross unrealized gains of $70 million as of September 30, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

At September 30, 2014, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$463,631	$481,548
Due after one year through five years	2,459,206	2,506,634
Due after five years through ten years	967,583	989,632
Due after ten years	196,142	213,506
Mutual funds and preferred stocks with no stated maturity	96,369	113,009
	$4,182,931	$4,304,329

Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2014 was 4.1 years. The effective duration of the investment portfolio as of September 30, 2014 was 1.9 years. The model results are based on assumptions that may differ from actual results.

The carrying value of securities pledged as collateral for Federal Home Loan Bank (“FHLB”) advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank ("FRB") totaled $0.9 billion at September 30, 2014 and December 31, 2013.

The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sale of investment securities available for sale	$83,536	$81,971	$203,360	$323,801

Gross realized gains	$795	$1,155	$2,075	$7,345
Gross realized losses	—	(89)	(919)	(94)
Net realized gain	795	1,066	1,156	7,251
Other-than-temporary impairment (“OTTI”)	—	—	—	(963)
Gain on investment securities available for sale, net	$795	$1,066	$1,156	$6,288

During the nine months ended September 30, 2013, OTTI was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security was covered under the Commercial Shared-Loss Agreement; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on FDIC indemnification.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions, at the dates indicated (in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$24,255	$(208)	$302,103	$(8,022)	$326,358	$(8,230)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	41,910	(272)	—	—	41,910	(272)
Re-Remics	1,688	(14)	—	—	1,688	(14)
Private label residential mortgage-backed securities and CMOs	60,612	(312)	27,977	(929)	88,589	(1,241)
Private label commercial mortgage-backed securities	226,851	(1,228)	238,030	(5,483)	464,881	(6,711)
Single family rental real estate-backed securities	219,211	(1,500)	—	—	219,211	(1,500)
Collateralized loan obligations	49,770	(230)	—	—	49,770	(230)
Non-mortgage asset-backed securities	3,021	(40)	—	—	3,021	(40)
Small Business Administration securities	21,420	(48)	—	—	21,420	(48)
	$648,738	$(3,852)	$568,110	$(14,434)	$1,216,848	$(18,286)

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$414,361	$(8,559)	$—	$—	$414,361	$(8,559)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	26,777	(355)	—	—	26,777	(355)
Re-Remics	11,037	(1)	—	—	11,037	(1)
Private label residential mortgage-backed securities and CMOs	79,048	(1,696)	10,303	(238)	89,351	(1,934)
Private label commercial mortgage-backed securities	511,778	(12,980)	—	—	511,778	(12,980)
Non-mortgage asset-backed securities	1,516	(11)	—	—	1,516	(11)
Mutual funds and preferred stocks	67,513	(1,870)	—	—	67,513	(1,870)
	$1,112,030	$(25,472)	$10,303	$(238)	$1,122,333	$(25,710)

The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2014. As discussed above, one security was determined to be other-than-temporarily impaired during the nine months ended September 30, 2013.  The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At September 30, 2014, 61 securities were in unrealized loss positions. Unrealized losses on investment

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

securities available for sale at September 30, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. The amount of impairment related to 21 of these securities was considered insignificant, totaling approximately $249 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:

U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities:

At September 30, 2014, 13 U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

Private label residential mortgage-backed securities and CMOs:

At September 30, 2014, five private label residential mortgage-backed securities were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of September 30, 2014. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Private label commercial mortgage-backed securities:

At September 30, 2014, 13 private label commercial mortgage-backed securities were in unrealized loss positions. The amount of impairment of each of the individual securities was 3% or less of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

Single family rental real estate-backed securities:

At September 30, 2014, six single family rental real estate-backed securities were in unrealized loss positions. The securities had been in an unrealized loss position for three months or less and the amount of impairment of each of the individual securities was 2% or less of amortized cost.  Given the limited duration and severity of impairment, the impairments were considered to be temporary.

Collateralized loan obligations and non-mortgage asset-backed securities:

At September 30, 2014, one collateralized loan obligation and one non-mortgage asset-backed security were in unrealized loss positions. These securities had been in unrealized loss positions for less than three months and the amount of impairment was 1% or less of amortized cost. Given the limited duration and severity of impairment, the impairments were considered to be temporary.

Small Business Administration securities:

At September 30, 2014, one Small Business Administration security was in an unrealized loss position. This security had been in an unrealized loss position for less than three months and the amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Note 4   Loans and Allowance for Loan and Lease Losses

The Company’s loan portfolio includes loans acquired in the FSB Acquisition. Residential loans acquired in the FSB Acquisition are covered under the Single Family Shared-Loss Agreement (the “covered loans”). Loans originated or purchased since the FSB Acquisition (“new loans”) are not covered by the Loss Sharing Agreements and, effective May 21, 2014, commercial and consumer loans acquired in the FSB Acquisition are no longer covered under the Loss Sharing Agreements. Loans acquired in the FSB Acquisition may be further segregated between those acquired with evidence of deterioration in credit quality since origination (“Acquired Credit Impaired” or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans).

Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,281,342	$—	$915,189	$60,475	$3,257,006	29.5%
Home equity loans and lines of credit	1,680	—	26,584	109,250	137,514	1.2%
	2,283,022	—	941,773	169,725	3,394,520	30.7%
Commercial:
Multi-family	1,505,723	24,859	—	—	1,530,582	13.8%
Commercial real estate
Owner occupied	957,657	37,008	—	—	994,665	9.0%
Non-owner occupied	1,452,444	32,374	—	—	1,484,818	13.4%
Construction and land	137,412	1,994	—	—	139,406	1.3%
Commercial and industrial	3,049,280	1,329	—	—	3,050,609	27.6%
Lease financing	436,714	—	—	—	436,714	4.0%
	7,539,230	97,564	—	—	7,636,794	69.1%
Consumer	21,204	51	—	—	21,255	0.2%
Total loans	9,843,456	97,615	941,773	169,725	11,052,569	100.0%
Premiums, discounts and deferred fees and costs, net	44,778	—	—	(11,571)	33,207
Loans net of premiums, discounts and deferred fees and costs	9,888,234	97,615	941,773	158,154	11,085,776
Allowance for loan and lease losses	(73,079)	—	—	(5,789)	(78,868)
Loans, net	$9,815,155	$97,615	$941,773	$152,365	$11,006,908

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

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

At September 30, 2014 and December 31, 2013, the unpaid principal balance (“UPB”) of ACI loans was $2.7 billion and $3.3 billion, respectively.

During the three and nine months ended September 30, 2014 and 2013, the Company purchased 1-4 single family residential loans totaling $234 million, $614 million, $331 million, and $906 million, respectively.

At September 30, 2014, the Company had pledged real estate loans with UPB of approximately $6.9 billion and recorded investment of approximately $5.4 billion as security for FHLB advances.

The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2014 and the year ended December 31, 2013 were as follows (in thousands):

Balance, December 31, 2012	$1,286,066
Reclassifications from non-accretable difference	282,952
Accretion	(410,446)
Balance, December 31, 2013	1,158,572
Reclassifications from non-accretable difference	135,521
Accretion	(262,562)
Balance, September 30, 2014	$1,031,531

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Loan sales

During the periods indicated, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
UPB of loans sold	$71,301	$62,963	$205,570	$165,201

Cash proceeds, net of transaction costs	$52,279	$32,639	$138,726	$85,821
Recorded investment in loans sold	36,241	23,694	106,163	56,196
Net pre-tax impact on earnings, excluding gain (loss) on FDIC indemnification	$16,038	$8,945	$32,563	$29,625

Gain (loss) on sale of covered loans	$3,667	$(4,286)	$4,624	$(9,368)
Proceeds recorded in interest income	12,371	13,231	27,939	38,993
	$16,038	$8,945	$32,563	$29,625

Gain (loss) on FDIC indemnification	$(4,068)	$5,626	$(2,823)	$11,794

For the three and nine months ended September 30, 2014 and 2013, covered 1-4 single family residential loans with UPB of $16 million, $45 million, $26 million, and $76 million, respectively, were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income.

During the nine months ended September 30, 2014, in accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans. These loans were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval and sold in March 2014. The reduction of carrying value to fair value for specific loans was recognized in the provision for loan losses.

The following table summarizes the pre-tax impact of these sales, as reflected in the consolidated statements of income for the nine months ended September 30, 2014 (in thousands):

Cash proceeds, net of transaction costs	$101,023

Carrying value of loans transferred to loans held for sale	86,521
Provision for loan losses recorded upon transfer to loans held for sale	(3,469)
Recorded investment in loans sold	83,052
Gain on sale of covered loans	$17,971

Loss on FDIC indemnification	$(2,085)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

During the nine months ended September 30, 2014, the Company made the decision to terminate its indirect auto lending activities and sold indirect auto loans with a recorded investment of $302.8 million. The Company received cash proceeds, net of transaction costs, of $303.0 million and recognized a gain on the sale totaling $0.2 million, which was recoded in "Gain (loss) on sale of loans, net" in the accompanying consolidated statement of income for the nine months ended September 30, 2014. The total impact of this transaction on pre-tax earnings was a net increase of $1.8 million, inclusive of the gain on sale, exit costs and elimination of the related allowance for loan losses.

Allowance for loan and lease losses

Activity in the allowance for loan and lease losses (“ALLL”) is summarized as follows for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2014				September 30, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$14,285	$60,695	$491	$75,471	$18,115	$39,514	$802	$58,431
Provision for (recovery of) loan losses:
ACI loans	—	—	—	—	—	(842)	—	(842)
Non-ACI loans	(450)	(450)	—	(900)	(1,815)	(180)	—	(1,995)
New loans	355	6,195	(263)	6,287	963	3,606	872	5,441
Total provision	(95)	5,745	(263)	5,387	(852)	2,584	872	2,604
Charge-offs:
ACI loans	—	—	—	—	—	(117)	—	(117)
Non-ACI loans	(1,052)	—	—	(1,052)	(1,317)	—	—	(1,317)
New loans	—	(1,469)	(173)	(1,642)	(10)	(458)	(118)	(586)
Total charge-offs	(1,052)	(1,469)	(173)	(2,694)	(1,327)	(575)	(118)	(2,020)
Recoveries:
Non-ACI loans	4	450	—	454	3	144	—	147
New loans	—	122	128	250	—	417	40	457
Total recoveries	4	572	128	704	3	561	40	604
Ending balance	$13,142	$65,543	$183	$78,868	$15,939	$42,084	$1,596	$59,619

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

	Nine Months Ended
	September 30, 2014				September 30, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$15,353	$52,185	$2,187	$69,725	$19,164	$39,543	$414	$59,121
Provision for (recovery of) loan losses:
ACI loans	—	1,988	324	2,312	—	(2,440)	—	(2,440)
Non-ACI loans	(1,101)	(418)	—	(1,519)	4,241	(2,789)	—	1,452
New loans	1,070	20,529	(1,410)	20,189	(4,423)	23,554	1,309	20,440
Total provision	(31)	22,099	(1,086)	20,982	(182)	18,325	1,309	19,452
Charge-offs:
ACI loans	—	(4,881)	(324)	(5,205)	—	(2,234)	—	(2,234)
Non-ACI loans	(2,196)	(490)	—	(2,686)	(3,051)	(172)	—	(3,223)
New loans	—	(4,286)	(1,083)	(5,369)	(10)	(16,628)	(199)	(16,837)
Total charge-offs	(2,196)	(9,657)	(1,407)	(13,260)	(3,061)	(19,034)	(199)	(22,294)
Recoveries:
Non-ACI loans	16	476	—	492	18	2,622	—	2,640
New loans	—	440	489	929	—	628	72	700
Total recoveries	16	916	489	1,421	18	3,250	72	3,340
Ending balance	$13,142	$65,543	$183	$78,868	$15,939	$42,084	$1,596	$59,619

The impact of provisions for (recoveries of) losses on covered loans is significantly mitigated by increases (decreases) in the FDIC indemnification asset, recorded in the consolidated statements of income line item “Net loss on FDIC indemnification.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	September 30, 2014				December 31, 2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$13,142	$65,543	$183	$78,868	$15,353	$52,185	$2,187	$69,725
Ending balance: non-ACI and new loans individually evaluated for impairment	$1,009	$4,131	$—	$5,140	$855	$9,467	$—	$10,322
Ending balance: non-ACI and new loans collectively evaluated for impairment	$12,133	$61,412	$183	$73,728	$14,498	$39,825	$2,187	$56,510
Ending balance: ACI	$—	$—	$—	$—	$—	$2,893	$—	$2,893
Ending balance: non-ACI	$5,789	$—	$—	$5,789	$9,070	$432	$—	$9,502
Ending balance: new loans	$7,353	$65,543	$183	$73,079	$6,283	$48,860	$2,187	$57,330
Loans:								0
Ending balance	$3,418,601	$7,645,938	$21,237	$11,085,776	$3,111,167	$5,720,722	$221,720	$9,053,609
Ending balance: non-ACI and new loans individually evaluated for impairment	$6,341	$24,228	$—	$30,569	$5,663	$22,584	$—	$28,247
Ending balance: non-ACI and new loans collectively evaluated for impairment	$2,470,487	$7,524,146	$21,186	$10,015,819	$2,008,890	$5,490,324	$220,041	$7,719,255
Ending balance: ACI loans	$941,773	$97,564	$51	$1,039,388	$1,096,614	$207,814	$1,679	$1,306,107

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The tables below present information about loans or pools identified as impaired at the dates indicated (in thousands):

	September 30, 2014			December 31, 2013
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$3,042	$3,019	$—	$1,751	$1,754	$—
Non-owner occupied	1,355	1,355	—	1,444	1,444	—
Commercial and industrial	5,197	5,192	—	—	—	—
With a specific allowance recorded:
Commercial and industrial	13,621	13,605	3,692	16,048	16,055	8,696
Lease financing	1,013	1,013	439	1,345	1,345	771
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	24,228	24,184	4,131	20,588	20,598	9,467
	$24,228	$24,184	$4,131	$20,588	$20,598	$9,467
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$257	$307	$—	$168	$198	$—
Home equity loans and lines of credit	1,819	1,849	—	1,703	1,734	—
Commercial and industrial	—	—	—	1,996	1,999	—
With a specific allowance recorded:
1-4 single family residential	3,513	4,193	971	3,564	4,203	827
Home equity loans and lines of credit	752	765	38	228	232	28
Total:
Residential	$6,341	$7,114	$1,009	$5,663	$6,367	$855
Commercial	—	—	—	1,996	1,999	—
	$6,341	$7,114	$1,009	$7,659	$8,366	$855
ACI loans:
With no specific allowance recorded:
Commercial real estate
Non-owner occupied	$—	$—	$—	$384	$406	$—
Construction and land	—	—	—	567	588	—
With a specific allowance recorded:
Multi-family	—	—	—	3,478	3,459	323
Commercial real estate
Owner occupied	—	—	—	2,643	2,812	369
Non-owner occupied	—	—	—	32,436	37,392	1,444
Construction and land	—	—	—	1,686	1,500	192
Commercial and industrial	—	—	—	3,932	4,262	565
Total:
Commercial	$—	$—	$—	$45,126	$50,419	$2,893
	$—	$—	$—	$45,126	$50,419	$2,893

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

The following tables present the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended September 30,
	2014			2013
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$—	$3,727	$—	$—	$3,907	$—
Home equity loans and lines of credit	—	2,719	—	—	1,727	—
	—	6,446	—	—	5,634	—
Commercial:
Multi-family	—	—	—	—	—	3,092
Commercial real estate
Owner occupied	3,416	—	—	920	—	2,752
Non-owner occupied	1,370	—	—	1,493	—	15,132
Construction and land	—	—	—	—	—	2,907
Commercial and industrial	15,105	—	—	16,756	2,146	5,326
Lease financing	1,096	—	—	1,428	—	—
	20,987	—	—	20,597	2,146	29,209
	$20,987	$6,446	$—	$20,597	$7,780	$29,209

	Nine Months Ended September 30,
	2014			2013
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$—	$3,723	$—	$—	$3,930	$—
Home equity loans and lines of credit	—	2,383	—	—	1,385	—
	—	6,106	—	—	5,315	—
Commercial:
Multi-family	—	—	870	912	—	5,136
Commercial real estate
Owner occupied	2,941	—	661	460	—	3,414
Non-owner occupied	1,400	—	8,205	1,521	15	20,399
Construction and land	—	—	563	—	—	4,278
Commercial and industrial	14,827	499	983	17,034	2,531	6,197
Lease financing	1,179	—	—	1,511	—	—
	20,347	499	11,282	21,438	2,546	39,424
	$20,347	$6,605	$11,282	$21,438	$7,861	$39,424

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The following table presents the recorded investment in new and non-ACI loans on non-accrual status at the dates indicated (in thousands):

	September 30, 2014		December 31, 2013
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$50	$372	$194	$293
Home equity loans and lines of credit	—	3,825	—	6,559
	50	4,197	194	6,852
Commercial:
Commercial real estate
Owner occupied	3,421	—	2,785	—
Non-owner occupied	1,355	—	1,444	52
Construction and land	218	—	244	—
Commercial and industrial	18,365	—	16,612	2,765
Lease financing	1,013	—	1,370	—
	24,372	—	22,455	2,817
Consumer	20	—	75	—
	$24,442	$4,197	$22,724	$9,669

As of December 31, 2013, discount was no longer being accreted on ACI commercial real estate loans with a carrying value of $1 million.

There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at September 30, 2014. New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.5 million at December 31, 2013.  The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.

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
September 30, 2014

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	September 30, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$61,427	$77,822	$116,019	$547,606	$802,874
60% - 70%	52,349	53,697	94,815	384,192	585,053
70% - 80%	28,796	88,755	159,487	604,678	881,716
More than 80%	27,454	4,357	3,606	11,934	47,351
	$170,026	$224,631	$373,927	$1,548,410	$2,316,994

	December 31, 2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608
	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

Commercial credit exposure, based on internal risk rating:

	September 30, 2014
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Lease Financing	Total
New loans:
Pass	$1,507,055	$949,883	$1,450,219	$136,802	$2,991,984	$441,431	$7,477,374
Special mention	—	2,138	—	—	25,018	—	27,156
Substandard	410	6,513	1,355	218	26,835	574	35,905
Doubtful	—	—	—	—	7,500	439	7,939
	$1,507,465	$958,534	$1,451,574	$137,020	$3,051,337	$442,444	$7,548,374
ACI loans:
Pass	$22,640	$37,008	$31,578	$1,994	$1,264	$—	$94,484
Substandard	2,219	—	796	—	65	—	3,080
	$24,859	$37,008	$32,374	$1,994	$1,329	$—	$97,564

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

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
September 30, 2014

Aging of loans:

The following table presents an aging of loans at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

	September 30, 2014					December 31, 2013
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$2,311,356	$5,588	$—	$50	$2,316,994	$1,824,084	$2,990	$109	$597	$1,827,780
Home equity loans and lines of credit	1,680	—	—	—	1,680	1,535	—	—	—	1,535
Multi-family	1,507,465	—	—	—	1,507,465	1,099,153	—	—	—	1,099,153
Commercial real estate
Owner occupied	958,534	—	—	—	958,534	710,938	—	—	596	711,534
Non-owner occupied	1,451,574	—	—	—	1,451,574	947,652	—	—	—	947,652
Construction and land	137,020	—	—	—	137,020	137,757	—	—	—	137,757
Commercial and industrial	3,044,640	238	1,150	5,309	3,051,337	2,260,628	610	165	7,644	2,269,047
Lease financing	442,444	—	—	—	442,444	340,337	—	25	—	340,362
Consumer	21,040	146	—	—	21,186	219,083	766	161	31	220,041
	$9,875,753	$5,972	$1,150	$5,359	$9,888,234	$7,541,167	$4,366	$460	$8,868	$7,554,861
Non-ACI loans:
1-4 single family residential	$50,090	$210	$372	$—	$50,672	$56,248	$3,129	$293	$—	$59,670
Home equity loans and lines of credit	101,270	1,941	446	3,825	107,482	116,036	2,417	556	6,559	125,568
Commercial real estate
Owner occupied	—	—	—	—	—	687	—	—	—	687
Non-owner occupied	—	—	—	—	—	52	—	—	—	52
Construction and land	—	—	—	—	—	688	—	—	—	688
Commercial and industrial	—	—	—	—	—	3,722	—	4	2,250	5,976
	$151,360	$2,151	$818	$3,825	$158,154	$177,433	$5,546	$853	$8,809	$192,641
ACI loans:
1-4 single family residential	$862,654	$21,391	$5,281	$25,863	$915,189	$957,791	$33,067	$10,279	$55,875	$1,057,012
Home equity loans and lines of credit	24,194	509	190	1,691	26,584	33,967	1,150	329	4,156	39,602
Multi-family	24,859	—	—	—	24,859	38,877	—	—	2,570	41,447
Commercial real estate
Owner occupied	34,707	2,301	—	—	37,008	54,501	253	—	425	55,179
Non-owner occupied	32,374	—	—	—	32,374	81,754	3,245	—	9,539	94,538
Construction and land	1,994	—	—	—	1,994	7,373	—	—	3,227	10,600
Commercial and industrial	1,281	44	4	—	1,329	3,193	—	—	2,857	6,050
Consumer	51	—	—	—	51	1,477	—	201	1	1,679
	$982,114	$24,245	$5,475	$27,554	$1,039,388	$1,178,933	$37,715	$10,809	$78,650	$1,306,107

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $28 million and $60 million at September 30, 2014 and December 31, 2013, respectively. The recorded investment in commercial and commercial real estate ACI loans that were contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $18 million at December 31, 2013.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Troubled debt restructurings:

The following tables summarize loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2014 and 2013, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2014				2013
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial and industrial	1	913	—	—	1	1,871	—	—
	1	$913	—	$—	1	$1,871	—	$—
Non-ACI loans:
1-4 single family residential	1	164	—	—	—	—	—	—
	1	$164	—	$—	—	$—	—	$—

	Nine Months Ended September 30,
	2014				2013
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Commercial real estate	1	$318	—	$—	—	$—	—	$—
Commercial and industrial	1	913	—	—	2	2,364	—	—
	2	$1,231	—	$—	2	$2,364	—	$—
Non-ACI loans:
1-4 single family residential	1	$164	—	$—	2	$334	1	$166
Home equity loans and lines of credit	2	402	1	164	3	1,119	—	—
	3	$566	1	$164	5	$1,453	1	$166
ACI loans:
Commercial real estate	—	$—	—	$—	3	$1,313	—	$—
Commercial and industrial	—	—	—	—	1	168	—	—
	—	$—	—	$—	4	$1,481	—	$—

Modifications during the three and nine month periods ended September 30, 2014 and 2013 included restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at September 30, 2014 and 2013.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Note 5   FDIC Indemnification Asset

When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of income line item “Income from resolution of covered assets, net.” Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered assets are recorded in the consolidated statement of income line item “Net loss on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset.

In addition, recoveries of losses on commercial loans and recoveries of losses or gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the consolidated balance sheet.

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$900	$(782)	$118	$2,837	$(2,304)	$533
Income from resolution of covered assets, net	14,525	(12,016)	2,509	24,592	(20,120)	4,472
Gain (loss) on sale of covered loans	3,667	(4,068)	(401)	(4,286)	5,626	1,340
Gain on covered investment securities available for sale	209	(167)	42	—	—	—
Gain (loss) on covered OREO	(93)	75	(18)	1,697	(1,579)	118
	$19,208	$(16,958)	$2,250	$24,840	$(18,377)	$6,463

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(793)	$842	$49	$988	$(910)	$78
Income from resolution of covered assets, net	39,756	(31,413)	8,343	64,362	(53,679)	10,683
Gain (loss) on sale of covered loans	22,595	(7,352)	15,243	(9,368)	11,794	2,426
Gain (loss) on covered investment securities available for sale	209	(167)	42	(963)	770	(193)
Gain on covered OREO	2,495	(1,668)	827	7,120	(5,722)	1,398
	$64,262	$(39,758)	$24,504	$62,139	$(47,747)	$14,392

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

For a number of reasons, the gain or loss on FDIC indemnification may not bear the relationship to net income or loss from transactions in the covered assets that might generally be expected based on the Loss Sharing Agreements. These reasons include, but are not limited to, the fact that the amount of indemnification from the resolution of covered loans is generally based on the unpaid principal balance of the loans rather than carrying value and proceeds in excess of the contractual unpaid principal balance of the loans are not subject to indemnification.

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the nine months ended September 30, 2014 and for the year ended December 31, 2013, were as follows (in thousands):

Balance at December 31, 2012	$1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on FDIC indemnification	(50,638)
Balance at December 31, 2013	1,205,117
Amortization	(48,883)
Reduction for claims filed	(94,320)
Net loss on FDIC indemnification	(39,758)
Balance at September 30, 2014	$1,022,156

The balance at September 30, 2014 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$1,023,079
Other liabilities	(923)
$1,022,156

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Note 6   Income Taxes

A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company’s effective income tax rate for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax expense calculated at the statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Income not subject to tax	(3.5)%	(2.3)%	(3.1)%	(2.1)%
State income taxes, net of federal tax benefit	1.3%	2.8%	2.7%	3.5%
Uncertain tax positions - lapse of statute of limitations	(6.8)%	(4.4)%	(2.2)%	(1.5)%
Other, net	1.0%	(0.2)%	(0.3)%	1.1%
	27.0%	30.9%	32.1%	36.0%

The Company has a liability for unrecognized tax benefits relating to uncertain state income tax positions in several jurisdictions. The Company's liability for unrecognized tax benefits was reduced by $5.0 million and $3.6 million, net of federal income tax benefit, in the three months ended September 30, 2014 and 2013, respectively, as a result of the lapse of the statute of limitations. The liability for unrecognized tax benefits was increased by $15.6 million, net of federal income tax benefit, in the third quarter of 2014, related to uncertain income tax positions taken on certain amended and recently filed state income tax returns.

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

The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the nine months ended September 30, 2014 and 2013 was not material.

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
September 30, 2014

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2014
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	1.1	$225,000	Other liabilities	$—	$(11,147)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	3.1	1,505,000	Other assets / Other liabilities	10,064	(20,259)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.55%	3-Month Libor	12.7	245,000	Other assets / Other liabilities	149	(4,807)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.49%	Indexed to 1-month Libor	6.6	535,388	Other assets / Other liabilities	335	(18,097)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.49%	6.6	535,388	Other assets / Other liabilities	18,097	(335)
					$3,045,776		$28,645	$(54,645)

	December 31, 2013
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	1.9	$225,000	Other liabilities	$—	$(10,591)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	3.8	1,505,000	Other assets / Other liabilities	16,960	(28,326)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.62%	Indexed to 1-month Libor	6.4	283,751	Other assets / Other liabilities	1,055	(3,816)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.62%	6.4	283,751	Other assets / Other liabilities	3,816	(1,055)
					$2,297,502		$21,831	$(43,788)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(6,729)	$(5,815)	$(19,936)	$(15,160)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$—	$—

During the nine months ended September 30, 2014 and 2013, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2014, the amount expected to be reclassified from AOCI into income during the next twelve months was $24.5 million.

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

	September 30, 2014
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$10,548	$—	$10,548	$(6,516)	$(3,017)	$1,015
Derivative liabilities	(54,310)	—	(54,310)	6,516	47,794	—
	$(43,762)	$—	$(43,762)	$—	$44,777	$1,015

	December 31, 2013
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$18,015	$—	$18,015	$(2,010)	$(14,714)	$1,291
Derivative liabilities	(42,733)	—	(42,733)	2,010	40,723	—
	$(24,718)	$—	$(24,718)	$—	$26,009	$1,291

The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.

At September 30, 2014, the Company has pledged investment securities available for sale with a carrying amount of $47.8 million and cash on deposit of $18.7 million as collateral for these interest rate swaps in a liability position. Financial collateral of $3.0 million was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 90 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $4 million and $3 million at September 30, 2014 and December 31, 2013, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $2 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at September 30, 2014 and December 31, 2013.

Note 8  Stockholders’ Equity

Accumulated Other Comprehensive Income

Changes in AOCI for the periods indicated are summarized as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax

Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(24,263)	$9,365	$(14,898)	$(9,402)	$3,622	$(5,780)
Amounts reclassified to gain on investment securities available for sale, net	(795)	307	(488)	(1,066)	412	$(654)
Net change in unrealized gains on investment securities available for sale	(25,058)	9,672	(15,386)	(10,468)	4,034	(6,434)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	636	(245)	391	(10,196)	3,933	(6,263)
Amounts reclassified to interest expense on deposits	1,427	(550)	877	1,268	(489)	779
Amounts reclassified to interest expense on borrowings	5,302	(2,045)	3,257	4,547	(1,754)	2,793
Net change in unrealized losses on derivative instruments	7,365	(2,840)	4,525	(4,381)	1,690	(2,691)
Other comprehensive loss	$(17,693)	$6,832	$(10,861)	$(14,849)	$5,724	$(9,125)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

	Nine Months Ended September 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$10,624	$(4,089)	$6,535	$(65,351)	$25,178	$(40,173)
Amounts reclassified to gain on investment securities available for sale, net	(1,156)	446	(710)	(6,288)	2,426	(3,862)
Net change in unrealized gains on investment securities available for sale	9,468	(3,643)	5,825	(71,639)	27,604	(44,035)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(19,738)	7,614	(12,124)	6,001	(2,315)	3,686
Amounts reclassified to interest expense on deposits	4,234	(1,633)	2,601	3,764	(1,452)	2,312
Amounts reclassified to interest expense on borrowings	15,702	(6,057)	9,645	11,396	(4,396)	7,000
Net change in unrealized losses on derivative instruments	198	(76)	122	21,161	(8,163)	12,998
Other comprehensive income (loss)	$9,666	$(3,719)	$5,947	$(50,478)	$19,441	$(31,037)

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total

Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive income	5,825	122	5,947
Balance at September 30, 2014	$74,578	$(11,151)	$63,427

Balance at December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive income	(44,035)	12,998	$(31,037)
Balance at September 30, 2013	$69,564	$(16,625)	$52,939

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Note 9  Equity Based Compensation

During the nine months ended September 30, 2014, the Company granted 692,029 unvested share awards under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $30.34 to $34.04, for a weighted average grant date fair value of $31.72 and an aggregate fair value of $22.0 million. The total unrecognized compensation cost of $20.9 million for share awards outstanding at September 30, 2014 will be recognized over a weighted average remaining period of 2.0 years.

During the nine months ended September 30, 2013, the Company granted 104,585 unvested share awards. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $24.53 to $30.23, for a weighted average grant date fair value of $28.68 and an aggregate fair value of $3.0 million.

On April 8, 2014, the Board of Directors approved the BankUnited, Inc. 2014 Omnibus Equity Incentive Plan (the "2014 Plan") which was subsequently approved by the Company's stockholders. The number of shares of common stock available for issuance under the 2014 Plan is 4,000,000. As of September 30, 2014, the Company has not granted any share awards under the 2014 Plan.

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

Derivative financial instruments—Interest rate swaps are predominantly traded in over-the-counter markets and, as such, values are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include LIBOR swap rates and LIBOR forward yield curves. These fair value measurements are generally classified within level 2 of the fair value hierarchy. Loan commitment derivatives are priced based on a bid pricing convention adjusted based on the Company’s historical fallout rates. Fallout rates are a significant unobservable input; therefore, these fair value measurements are classified within level 3 of the fair value hierarchy. The fair value of loan commitment derivatives is nominal.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$104,958	$—	$—	$104,958
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,492,033	—	1,492,033
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	110,386	—	110,386
Re-Remics	—	203,143	—	203,143
Private label residential mortgage-backed securities and CMOs	—	250,467	174,026	424,493
Private label commercial mortgage-backed securities	—	1,091,323	—	1,091,323
Single family rental real estate-backed securities	—	235,211	—	235,211
Collateralized loan obligations	—	49,770	—	49,770
Non-mortgage asset-backed securities	—	128,859	—	128,859
Mutual funds and preferred stocks	110,821	2,188	—	113,009
State and municipal obligations	—	15,642	—	15,642
Small Business Administration securities	—	327,234	—	327,234
Other debt securities	—	3,344	4,924	8,268
Derivative assets	—	28,645	56	28,701
Total assets at fair value	$215,779	$3,938,245	$179,006	$4,333,030
Derivative liabilities	$—	$54,645	$1	$54,646
Total liabilities at fair value	$—	$54,645	$1	$54,646

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,574,303	$—	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	26,777	—	26,777
Re-Remics	—	271,785	—	271,785
Private label residential mortgage-backed securities and CMOs	—	110,710	199,408	310,118
Private label commercial mortgage-backed securities	—	808,772	—	808,772
Non-mortgage asset-backed securities	—	178,994	—	178,994
Mutual funds and preferred stocks	149,427	250	—	149,677
Small Business Administration securities	—	308,937	—	308,937
Other debt securities	—	3,160	4,601	7,761
Derivative assets	—	21,831	35	21,866
Total assets at fair value	$149,427	$3,305,519	$204,044	$3,658,990
Derivative liabilities	$—	$43,788	$3	$43,791
Total liabilities at fair value	$—	$43,788	$3	$43,791

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2014 and 2013.

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

	Three Months Ended September 30,
	2014				2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$180,921	$4,710	$53	$(6)	$219,714	$4,351	$91	$(45)
Gains (losses) for the period included in:
Net income	—	—	3	5	—	—	(60)	31
Other comprehensive income	(2,052)	202	—	—	(680)	381	—	—
Premium and discount (amortization) accretion	1,979	33	—	—	5,165	15	—	—
Purchases or issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(6,822)	(21)	—	—	(19,418)	(27)	—	—
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Balance at end of period	$174,026	$4,924	$56	$(1)	$204,781	$4,720	$31	$(14)

	Nine Months Ended September 30,
	2014				2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$199,408	$4,601	$35	$(3)	$243,058	$4,173	$—	$(29)
Gains (losses) for the period included in:
Net income	—	—	21	2	—	—	31	15
Other comprehensive income	(3,277)	257	—	—	(3,366)	811	—	—
Premium and discount (amortization) accretion	6,155	150	—	—	10,123	45	—	—
Purchases or issuances	—	—	—	—	—	—	—	—
Sales	(7,787)	—	—	—	—	—	—	—
Settlements	(20,473)	(84)	—	—	(45,034)	(309)	—	—
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Balance at end of period	$174,026	$4,924	$56	$(1)	$204,781	$4,720	$31	$(14)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2014 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities and CMOs with a fair value of $174 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential mortgage-backed securities consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities maintain variable rate coupons. Weighted average subordination levels at September 30, 2014 were 15.5%, 10.7% and 3.7% for investment grade, non-investment grade and option-arm securities, respectively. There were $28 million of option-arm securities with a subordination level of zero at September 30, 2014.

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential mortgage-backed securities and CMOs falling within level 3 of the fair value hierarchy (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2014
Investment grade	$93,136	Discounted cash flow	Voluntary prepayment rate	3.00% - 10.87% (8.19%)
			Probability of default	0.02% - 6.35% (2.36%)
			Loss severity	0.00% - 24.39% (4.30%)

Non-investment grade	$45,901	Discounted cash flow	Voluntary prepayment rate	1.00% - 12.00% (7.31%)
			Probability of default	0.02% - 21.63% (3.16%)
			Loss severity	0.00% - 45.00% (12.09%)

Option-arm (non-investment grade)	$34,989	Discounted cash flow	Voluntary prepayment rate	2.96% - 3.00% (2.99%)
			Probability of default	3.00% - 3.73% (3.19%)
			Loss severity	19.70% - 53.00% (27.74%)

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
September 30, 2014

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

The following tables present assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

					Gains (losses) from Fair Value Changes
	September 30, 2014				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2014
OREO	$—	$—	$13,026	$13,026	$(699)	$(2,129)
Impaired loans	$—	$—	$13,247	$13,247	$1,614	$2,751

					Gains (losses) from Fair Value Changes
	September 30, 2013				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2013
OREO	$—	$—	$34,423	$34,423	$243	$(1,456)
Impaired loans	$—	$—	$13,377	$13,377	$(2,412)	$(17,979)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$348,144	$348,144	$252,749	$252,749
Investment securities available for sale	1/2/3	4,304,329	4,304,329	3,637,124	3,637,124
Non-marketable equity securities	2	159,049	159,049	152,066	152,066
Loans held for sale	2	2,119	2,159	194	197
Loans:
Covered	3	1,094,138	1,819,494	1,471,493	2,199,683
Non-covered	3	9,912,770	9,970,835	7,512,391	7,424,698
FDIC Indemnification asset	3	1,023,079	648,341	1,205,117	854,703
Accrued interest receivable	2	31,121	31,121	25,150	25,150
Derivative assets	2/3	28,701	28,701	21,866	21,866
Liabilities:
Demand, savings and money market deposits	2	$8,848,638	$8,848,638	$7,250,401	$7,250,401
Time deposits	2	3,985,269	4,004,918	3,282,027	3,303,358
Federal Home Loan Bank advances and other borrowings	2	2,593,648	2,595,718	2,414,313	2,417,566
Accrued interest payable	2	2,010	2,010	1,643	1,643
Derivative liabilities	2/3	54,646	54,646	43,791	43,791

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2014

ACI and non-ACI loans:

Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, estimated collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan and whether or not the loan is amortizing. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates for residential loans are based on estimated yields obtained from participants active in the secondary market. Discount rates for commercial loans reflect indicative yields based on pricing obtained in the commercial loan sale in March 2014, adjusted for changes in market rates subsequent to the sale.

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
September 30, 2014

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

Total lending related commitments outstanding at September 30, 2014 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$595,074	$595,074
Commitments to purchase loans	—	101,546	101,546
Unfunded commitments under lines of credit	28,290	1,179,091	1,207,381
Commercial and standby letters of credit	—	49,036	49,036
	$28,290	$1,924,747	$1,953,037

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2014 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013  (the Annual Report on Form 10-K”).

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

Quarterly Highlights

•	Net income for the quarter ended September 30, 2014 was $53.6 million, or $0.51 per diluted share as compared to $54.3 million, or $0.52 per diluted share, for the quarter ended September 30, 2013.

•
New loans and leases, including equipment under operating lease, grew by $623 million during the third quarter of 2014. Net of the resolution of loans acquired in the FSB Acquisition, loans grew $508 million during the quarter to $11.1 billion at September 30, 2014.

•
Total deposits increased by $797 million for the quarter ended September 30, 2014 to $12.8 billion, reflecting growth across all deposit categories, including $374 million of growth in demand deposits.

•
Net interest income increased by $9.1 million to $173.2 million for the quarter ended September 30, 2014 from $164.1 million for the quarter ended September 30, 2013. Interest income increased by $13.5 million primarily as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the tax-equivalent yield on loans to 6.46% from 8.83%. Interest expense increased by $4.4 million due primarily to an increase in average interest bearing liabilities, partially offset by a decline in the cost of interest bearing liabilities to 0.89% from 0.93%.

•
The net interest margin, calculated on a tax-equivalent basis, was 4.58% for the quarter ended September 30, 2014 compared to 5.70% for the quarter ended September 30, 2013. The net interest margin continues to be impacted by the origination of new loans at current market yields significantly lower than those on the loan portfolio acquired in the FSB Acquisition.

•	Earnings for the quarter ended September 30, 2014 benefited from a reduction in the effective tax rate, primarily due to a $5.0 million release of reserves for unrecognized tax benefits.

•
Asset quality remained strong, with a ratio of non-performing, non-covered assets to total assets of 0.15% and a ratio of non-performing, non-covered loans to total non-covered loans of 0.25% at September 30, 2014. The ratio of non-performing assets to total assets was 0.28% and the ratio of non-performing loans to total loans was 0.28% at September 30, 2014.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 11.2%, a Tier 1 risk-based capital ratio of 17.2% and a Total risk-based capital ratio of 18.0% at September 30, 2014.

•	Book value and tangible book value per common share grew to $20.07 and $19.39, respectively, at September 30, 2014

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

Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments made to other interest earning assets and interest bearing liabilities in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over recorded investment, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 9.4% and 14.4% of total loans, net of premiums, discounts and deferred fees and costs, at September 30, 2014 and December 31, 2013, respectively. As this trend continues, we expect our net interest margin and interest rate spread to decrease.

Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was $9.8 million at September 30, 2014.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest (1)	Yield / Rate (2)	Average Balance	Interest (1)	Yield / Rate (2)
Assets:
Interest earning assets:
Loans	$10,769,828	$174,504	6.46%	$7,234,822	$160,257	8.83%
Investment securities available for sale (3)	4,193,309	28,556	2.72%	4,030,197	28,670	2.85%
Other interest earning assets	473,419	1,815	1.52%	416,185	1,359	1.30%
Total interest earning assets	15,436,556	204,875	5.29%	11,681,204	190,286	6.50%
Allowance for loan and lease losses	(78,219)			(61,792)
Non-interest earning assets	1,886,180			2,009,626
Total assets	$17,244,517			$13,629,038
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$791,648	815	0.41%	$571,884	636	0.44%
Savings and money market deposits	5,169,380	6,929	0.53%	4,342,628	5,191	0.47%
Time deposits	3,934,361	11,688	1.18%	2,927,537	9,421	1.28%
Total interest bearing deposits	9,895,389	19,432	0.78%	7,842,049	15,248	0.77%
FHLB advances and other borrowings	2,620,323	8,541	1.29%	2,199,731	8,318	1.50%
Total interest bearing liabilities	12,515,712	27,973	0.89%	10,041,780	23,566	0.93%
Non-interest bearing demand deposits	2,447,150			1,568,407
Other non-interest bearing liabilities	257,053			144,231
Total liabilities	15,219,915			11,754,418
Stockholders' equity	2,024,602			1,874,620
Total liabilities and stockholders' equity	$17,244,517			$13,629,038
Net interest income		$176,902			$166,720
Interest rate spread			4.40%			5.57%
Net interest margin			4.58%			5.70%

(1) On a tax-equivalent basis where applicable
(2) Annualized
(3) At fair value

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest (1)	Yield / Rate (2)	Average Balance	Interest (1)	Yield / Rate (2)
Assets:
Interest earning assets:
Loans	$10,188,110	$507,309	6.65%	$6,311,252	$463,144	9.79%
Investment securities available for sale (3)	3,844,005	80,415	2.79%	4,245,236	90,327	2.84%
Other interest earning assets	439,090	5,576	1.70%	471,625	3,780	1.07%
Total interest earning assets	14,471,205	593,300	5.47%	11,028,113	557,251	6.74%
Allowance for loan and lease losses	(74,478)			(62,272)
Non-interest earning assets	1,929,339			2,060,332
Total assets	$16,326,066			$13,026,173
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$731,712	2,270	0.41%	$562,299	1,945	0.46%
Savings and money market deposits	4,915,728	18,312	0.50%	4,208,333	15,175	0.48%
Time deposits	3,643,425	32,412	1.19%	2,734,198	27,167	1.33%
Total interest bearing deposits	9,290,865	52,994	0.76%	7,504,830	44,287	0.79%
FHLB advances and other borrowings	2,545,148	24,932	1.31%	2,032,805	23,915	1.58%
Total interest bearing liabilities	11,836,013	77,926	0.88%	9,537,635	68,202	0.96%
Non-interest bearing demand deposits	2,270,947			1,458,849
Other non-interest bearing liabilities	219,794			172,342
Total liabilities	14,326,754			11,168,826
Stockholders' equity	1,999,312			1,857,347
Total liabilities and stockholders' equity	$16,326,066			$13,026,173
Net interest income		$515,374			$489,049
Interest rate spread			4.59%			5.78%
Net interest margin			4.75%			5.92%

(1) On a tax-equivalent basis where applicable
(2) Annualized
(3) At fair value

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Net interest income, calculated on a tax-equivalent basis, was $176.9 million for the three months ended September 30, 2014 compared to $166.7 million for the three months ended September 30, 2013, an increase of $10.2 million. The increase in net interest income was comprised of an increase in interest income of $14.6 million, partially offset by an increase in interest expense of $4.4 million.

The increase in tax-equivalent interest income resulted primarily from a $14.2 million increase in interest income from loans.

Increased interest income from loans was attributable to a $3.5 billion increase in the average balance outstanding, partially offset by a decrease of 237 basis points in the tax-equivalent yield to 6.46% for the three months ended September 30, 2014 from 8.83% for the three months ended September 30, 2013. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended September 30, 2014 than for the comparable period in 2013. New loans represented 88.5% of the average balance of loans outstanding for the three months ended September 30, 2014 as compared to 77.9% for the three months ended September 30, 2013. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•
The tax equivalent yield on new loans declined to 3.58% for the three months ended September 30, 2014 from 3.71% for the three months ended September 30, 2013, primarily reflecting the impact of lower interest rates on new production over the last year.

•
The yield on loans acquired in the FSB Acquisition increased to 28.68% for the three months ended September 30, 2014 from 26.91% for the three months ended September 30, 2013. This increase in yield primarily reflected improvements in expected cash flows and corresponding transfers from non-accretable difference to accretable yield, offset in part by a decrease in income from commercial resolutions. Interest income on loans acquired in the FSB Acquisition for the quarters ended September 30, 2014 and 2013 included proceeds of $12.4 million and $13.2 million, respectively, from the sale of loans from a pool of ACI loans carried at zero. The impact on interest income of sales of loans from this pool is not expected to be significant in the future.

The tax-equivalent yield on investment securities available for sale decreased to 2.72% for the three months ended September 30, 2014 from 2.85% for the same period in 2013. The impact on interest income of the decline in yield was substantially offset by an increase of $163 million in the average balance for the three months ended September 30, 2014 as compared to the same period in 2013.

The increase in interest expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was comprised of a $4.2 million increase in interest expense on deposits and a $0.2 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase in average interest bearing deposits of $2.1 billion for the three months ended September 30, 2014 from the three months ended September 30, 2013. The average balance of FHLB advances and other borrowings increased by $421 million for the quarter ended September 30, 2014 from the quarter ended September 30, 2013. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges, declined by 0.21% to 1.29% for the three months ended September 30, 2014 from 1.50% for the three months ended September 30, 2013. This decline reflected the impact of the maturity of higher rate advances in 2013 and the addition of new advances at lower market interest rates.

The net interest margin, calculated on a tax-equivalent basis, for the three months ended September 30, 2014 was 4.58% as compared to 5.70% for the three months ended September 30, 2013, a decrease of 112 basis points. The interest rate spread decreased to 4.40% for the three months ended September 30, 2014 from 5.57% for the three months ended September 30, 2013. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans partially offset by a lower cost of deposits and borrowings, as discussed above. We expect the net interest margin and interest rate spread to decrease in future periods as new loans are added to the portfolio at lower current rates and higher yielding assets acquired in the FSB Acquisition continue to decline. The net interest margin was positively impacted by the increase in the ratio of the average balances of non-interest bearing demand deposits to total deposits, an increase in the ratio of the average balances of loans to total interest-earning assets and an increase in the ratio of the average balances of interest-earning assets to total assets.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Net interest income, calculated on a tax-equivalent basis, was $515.4 million for the nine months ended September 30, 2014 compared to $489.0 million for the nine months ended September 30, 2013, an increase of $26.3 million. The increase in net interest income was comprised of an increase in interest income of $36.0 million, partially offset by an increase in interest expense of $9.7 million.

The increase in tax-equivalent interest income resulted primarily from a $44.2 million increase in interest income from loans, partially offset by a $9.9 million decrease in interest income from investment securities available for sale.

Increased interest income from loans was attributable to a $3.9 billion increase in the average balance outstanding, partially offset by a decrease of 314 basis points in the tax-equivalent yield to 6.65% for the nine months ended September 30, 2014 from 9.79% for the nine months ended September 30, 2013. Factors contributing to the decline in yield are the growth of new loans at lower market rates of interest as discussed above, partially offset by an increase in yield on loans acquired in the FSB Acquisition.

The yield on loans acquired in the FSB Acquisition increased to 27.07% for the nine months ended September 30, 2014 from 25.93% for the nine months ended September 30, 2013. This increase in yield primarily reflected improvements in expected cash flows and corresponding transfers from non-accretable difference to accretable yield, offset in part by a decrease in income from commercial resolutions and sales of loans from the pool of ACI loans carried at zero. Interest income on loans acquired in the FSB Acquisition for the nine months ended September 30, 2014 and 2013 included proceeds of $27.9 million and $39.0 million, respectively, from the sale of loans from a pool of ACI loans carried at zero.

The average balance of investment securities available for sale decreased by $401.2 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013 while the tax-equivalent yield decreased to 2.79% for the nine months ended September 30, 2014 from 2.84% for the same period in 2013.

The increase in interest expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was comprised of an $8.7 million increase in interest expense on deposits and a $1.0 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase in average interest bearing deposits of $1.8 billion for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The average balance of FHLB advances and other borrowings increased by $512 million for the nine months ended September 30, 2014 from the comparable period ended September 30, 2013. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges, declined by 0.27% to 1.31% for the nine months ended September 30, 2014 from 1.58% for the nine months ended September 30, 2013.

The net interest margin, calculated on a tax-equivalent basis, for the nine months ended September 30, 2014 was 4.75% as compared to 5.92% for the nine months ended September 30, 2013, a decrease of 117 basis points. The interest rate spread decreased to 4.59% for the nine months ended September 30, 2014 from 5.78% for the nine months ended September 30, 2014. These declines in net interest margin and interest rate spread were primarily attributable to the same factors impacting the declines in these measures for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 discussed above.

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

For the three months ended September 30, 2014 and 2013, we recorded provisions for loan losses of $6.3 million and $5.4 million, respectively, related to new loans. For the nine months ended September 30, 2014 and 2013, we recorded provisions for loan losses of $20.2 million and $20.4 million, respectively, related to new loans. The provision for losses on new loans for the three and nine months ended September 30, 2014 related primarily to growth in the new loan portfolio, partially offset by decreases in specific reserves for certain impaired loans. The provision for losses on new loans for the nine months ended September 30, 2014 was also impacted by a reduction in the allowance of $2.3 million related to the sale of the indirect auto loan portfolio. The provision for losses on new loans for the three months ended September 30, 2013 related primarily to growth in the new loan portfolio. The provision for losses on new loans for the nine months ended September 30, 2013 was impacted by growth of the new loan portfolio and a loss of $13.2 million recognized on one commercial loan relationship, partially offset by lower loss factors applied in determining the ALLL, particularly for the new residential portfolio. See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for further discussion.

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

Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net loss on FDIC indemnification” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended September 30, 2014 and 2013, we recorded recoveries of losses on covered loans of $(0.9) million and $(2.8) million, respectively, and decreases in related non-interest income of $(0.8) million and $(2.3) million, respectively. For the nine months ended September 30, 2014 and 2013, we recorded provisions for (recoveries of) losses on covered loans of $0.8 million and $(1.0) million, respectively, and increases (decreases) in related non-interest income of $0.8 million and $(0.9) million, respectively. Also see the section below entitled “Termination of the Commercial Shared-Loss Agreement.”

Non-Interest Income

The Company reported non-interest income of $14.5 million and $13.7 million for the three months ended September 30, 2014 and 2013, respectively. Non-interest income was $65.1 million and $47.0 million for the nine months ended September 30, 2014 and 2013, respectively. The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from resolution of covered assets, net	$14,525	$24,592	$39,756	$64,362
Net loss on FDIC indemnification	(16,958)	(18,377)	(39,758)	(47,747)
FDIC reimbursement of costs of resolution of covered assets	1,411	2,040	3,651	7,165
Gain (loss) on sale of covered loans	3,667	(4,286)	22,595	(9,368)
OTTI on covered investment securities available for sale	—	—	—	(963)
Non-interest income from covered assets	2,645	3,969	26,244	13,449
Service charges and fees	4,236	3,634	12,427	10,355
Gain on sale of non-covered loans	122	205	517	586
Gain on sale of investment securities available for sale, net	795	1,066	1,156	7,251
Other non-interest income	6,653	4,786	24,775	15,372
	$14,451	$13,660	$65,119	$47,013

Non-interest income related to transactions in the covered assets

Historically, a significant portion of our non-interest income has resulted from transactions related to the resolution of assets covered by our Loss Sharing Agreements with the FDIC. As covered assets continue to decline, we expect the impact of these transactions on results of operations to decrease.

The balance of the FDIC indemnification asset is reduced or increased as a result of decreases or increases in cash flows expected to be received from the FDIC related to the gains or losses recorded in our consolidated financial statements from transactions in the covered assets. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item “Net loss on FDIC indemnification.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•	gains or losses from the resolution of covered assets;

•	provisions for (recoveries of) losses on covered loans;

•	gains or losses on the sale of covered loans;

•	gains or losses on covered investment securities; and

•	gains or losses on covered OREO.

Each of these types of transactions is discussed further below.

Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the carrying value of the loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net loss on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income or loss recorded in any period will be impacted by the amount of covered loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Payments in full	$14,673	$21,534	$38,110	$55,512
Foreclosures	(459)	(303)	(1,092)	(2,815)
Short sales	(111)	(89)	(392)	(2,022)
Charge-offs	(54)	(120)	(857)	(814)
Recoveries	476	3,570	3,987	14,501
Income from resolution of covered assets, net	$14,525	$24,592	$39,756	$64,362

Income from resolution of covered assets, net was $14.5 million and $39.8 million, respectively, for the quarter and nine months ended September 30, 2014 compared to $24.6 million and $64.4 million for the quarter and nine months ended September 30, 2013. The decrease in reported income generally reflects reductions in the level of resolution activity related to covered assets. The substantial majority of income from resolution of covered assets has resulted from transactions covered under the Single Family Shared-Loss Agreement.

Income from payments in full for the three and nine months ended September 30, 2014 decreased by $6.9 million and $17.4 million, respectively, compared to the three and nine months ended September 30, 2013. This decrease resulted from a reduction in the number of paid in full resolutions and a decrease in average income per resolution. Average income per resolution declined in part due to updated cash flow forecasts, reflecting additional history with the performance of covered loans.

Recoveries decreased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily due to a small number of large commercial loan recoveries totaling approximately $3.0 million and $10.5 million, respectively, during the three and nine months ended September 30, 2013.

Under the terms of the Purchase and Assumption Agreement with the FDIC, the Bank may sell up to 2.5% of the covered loans based on UPB at the date of the FSB Acquisition, or approximately $280 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. Any loan sale in excess of this stipulated annual threshold requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell covered loans in excess of the 2.5% threshold in the nine months prior to the stated termination date of loss share coverage (May 21, 2014 for non-residential loans and May 21, 2019 for residential loans) and the FDIC refuses to consent, the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement will be extended for two additional years with respect to the loans requested to be included in such sales. The Bank will then have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the extended termination date, and any losses incurred will be covered under the Loss Sharing Agreements. This final sale mechanism, if exercised, ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the termination dates of the Loss Sharing Agreements.

We recognized gains on the sale of covered residential loans of $3.7 million and $4.6 million for the quarter and nine months ended September 30, 2014, respectively, and recognized gains on the sale of covered commercial and consumer loans of $18.0 million during the nine month period ended September 30, 2014. For the quarter and nine months ended September 30, 2013, we recognized losses of $(4.3) million and $(9.4) million, respectively, on the sale of covered residential loans. The improvement in results of the residential loan sales resulted from better pricing and an improvement in the quality of loans sold. See Note 4 to the consolidated financial statements for further information about the sales of covered residential loans. We anticipate that we will continue to exercise our right to sell covered residential loans on a quarterly basis in the future.

In accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in the first quarter of 2014. Commercial and consumer loans with a carrying value of $86.5 million were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval. A provision for loan losses in the amount of $3.5 million, representing the excess of carrying value over the fair value of specific loans, was recognized upon the transfer to loans held for sale. The Company sold these covered loans during the three months ended March 31, 2014 receiving cash proceeds, net of transaction costs, in the amount of $101.0 million. The Company also sold commercial OREO properties with a carrying value of $1.3 million for cash proceeds of $0.8 million. The following table summarizes the impact of these transactions on pre-tax income, as reflected in the consolidated statements of income, for the nine months ended September 30, 2014 (in thousands):

Gain on sale of covered loans	$17,971
Provision for loan losses on transfer to loans held for sale	(3,469)
Loss on sale of OREO	(524)
Loss on FDIC indemnification	(1,737)
$12,241

Additional impairment arising since the FSB Acquisition related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item “Net loss on FDIC indemnification” and reflected as a corresponding increase in the FDIC indemnification asset. Alternatively, a recovery of the provision for loan losses related to covered loans results in a reduction in the amounts the Company expects to recover from the FDIC and a corresponding reduction in the FDIC indemnification asset and in non-interest income, reflected in the line item “Net loss on FDIC indemnification.”

The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. These amounts are included in non-interest expense in the consolidated financial statements. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item “Net loss on FDIC indemnification.”

The net loss on FDIC indemnification for the nine months ended September 30, 2013 was also impacted by an OTTI loss recognized on one covered security.

Net loss on FDIC indemnification of $17.0 million and $39.8 million, respectively, was recorded for the three and nine months ended September 30, 2014, compared to $18.4 million and $47.7 million, respectively, for the three and nine months ended September 30, 2013, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the three and nine months ended September 30, 2014 was $2.3 million and $24.5 million, respectively, as compared with $6.5 million and $14.4 million, respectively, for the three and nine months ended September 30, 2013, as detailed in the following tables (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$900	$(782)	$118	$2,837	$(2,304)	$533
Income from resolution of covered assets, net	14,525	(12,016)	2,509	24,592	(20,120)	4,472
Gain (loss) on sale of covered loans	3,667	(4,068)	(401)	(4,286)	5,626	1,340
Gain on covered investment securities available for sale	209	(167)	42	—	—	—
Gain (loss) on covered OREO	(93)	75	(18)	1,697	(1,579)	118
	$19,208	$(16,958)	$2,250	$24,840	$(18,377)	$6,463

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(793)	$842	$49	$988	$(910)	$78
Income from resolution of covered assets, net	39,756	(31,413)	8,343	64,362	(53,679)	10,683
Gain (loss) on sale of covered loans	22,595	(7,352)	15,243	(9,368)	11,794	2,426
Gain (loss) on covered investment securities available for sale	209	(167)	42	(963)	770	(193)
Gain on covered OREO	2,495	(1,668)	827	7,120	(5,722)	1,398
	$64,262	$(39,758)	$24,504	$62,139	$(47,747)	$14,392

Loss share coverage with respect to investment securities terminated in May 2014. However, the Commercial Shared- Loss Agreement continues to provide for reimbursement to the FDIC of a portion of any gains realized on the sale of formerly covered investment securities through May 2017.

Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as “FDIC reimbursement of costs of resolution of covered assets” in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the three months ended September 30, 2014 and 2013, non-interest expense included $1.2 million and $1.6 million, respectively, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. For the nine months ended September 30, 2014 and 2013, non-interest expense included $3.2 million and $5.6 million, respectively, of such expenses. During the three months ended September 30, 2014 and 2013, claims of $1.4 million and $2.0 million, respectively, were submitted to the FDIC for reimbursement and for the nine months ended September 30, 2014 and 2013 claims of $3.7 million and $7.2 million, respectively, were submitted. The declines in costs and related FDIC reimbursements for the three and nine months ended September 30, 2014, compared to the same periods in 2013 reflect the lower volume of covered loan foreclosure resolution activity.

Other components of non-interest income

Gain on sale of non-covered loans for the nine months ended September 30, 2014 includes the gain on sale of substantially all of our indirect auto loans. The Company sold these loans, with a recorded investment of $302.8 million, in June 2014 receiving cash proceeds, net of transaction costs, in the amount of $303.0 million. The total impact of this transaction on pre-tax earnings was a net increase of $1.8 million, inclusive of the gain on sale of $0.2 million, exit costs of $(0.7) million, and elimination of the related allowance for loan losses of $2.3 million.

Other non-interest income increased to $6.7 million and $24.8 million, respectively, for the quarter and nine months ended September 30, 2014 from $4.8 million and $15.4 million for the quarter and nine months ended September 30, 2013. The most significant factor impacting the trend in other non-interest income was increases of $1.9 million and $8.1 million in income from operating leases for the quarter and nine months ended September 30, 2014 compared to the same periods in 2013.

Non-Interest Expense

The Company reported non-interest expense of $108.9 million and $318.0 million, respectively, for the quarter and nine months ended September 30, 2014 as compared with $96.6 million and $264.9 million for the quarter and nine months ended September 30, 2013. The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee compensation and benefits	$50,003	$44,117	$149,008	$130,219
Occupancy and equipment	17,782	16,571	52,245	46,994
Amortization of FDIC indemnification asset	17,948	12,354	48,883	21,784
(Gain) loss on other real estate owned, net (including (gain) loss related to covered OREO of $93, $(1,697), $(2,495) and $(7,120))	93	(1,697)	(2,366)	(7,120)
Foreclosure and other real estate owned expense	1,408	2,803	3,896	7,432
Deposit insurance expense	2,452	1,926	7,015	5,587
Professional fees	3,106	4,831	9,663	17,212
Telecommunications and data processing	3,332	2,842	9,905	9,694
Other non-interest expense	12,809	12,870	39,765	33,101
	$108,933	$96,617	$318,014	$264,903

Employee compensation and benefits and occupancy and equipment

Employee compensation and benefits for the three and nine months ended September 30, 2014 increased by $5.9 million and $18.8 million, respectively, as compared to the comparable periods in 2013 while occupancy and equipment expense increased by $1.2 million and $5.3 million, respectively, for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. These increases related to the Company’s overall growth and its expansion into New York.

Amortization of FDIC indemnification asset

Amortization of the FDIC indemnification asset totaled $17.9 million and $48.9 million, respectively, for the three and nine months ended September 30, 2014 as compared to $12.4 million and $21.8 million, respectively, during the comparable periods in 2013.

The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and nine months ended September 30, 2014 the average rate at which the FDIC indemnification asset was amortized was 6.72% and 5.88%, respectively, as compared with 3.77% and 2.12%, respectively, for the three and nine months ended September 30, 2013.

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

Recoveries of losses on commercial loans and recoveries of losses or gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement also result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the consolidated balance sheet.

A rollforward of the FDIC indemnification asset for the year ended December 31, 2013 and the nine months ended September 30, 2014 follows (in thousands):

Balance at December 31, 2012	$1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on FDIC indemnification	(50,638)
Balance at December 31, 2013	1,205,117
Amortization	(48,883)
Reduction for claims filed	(94,320)
Net loss on FDIC indemnification	(39,758)
Balance at September 30, 2014	$1,022,156

The balance at September 30, 2014 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$1,023,079
Other liabilities	(923)
$1,022,156

The following table presents the details of the FDIC indemnification asset at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Amounts attributable to:
Assets covered under the Single Family Shared-Loss Agreement	$1,021,709	$1,202,066
Assets covered under the Commercial Shared-Loss Agreement	1,370	3,051
FDIC indemnification asset	1,023,079	1,205,117
Less expected amortization	(288,257)	(240,773)
Amount expected to be collected from the FDIC	$734,822	$964,344

The amount of expected amortization reflects the impact of improvements in cash flows expected to be collected from the covered loans, as well as the impact of time value resulting from the discounting of the asset when it was initially established. This amount will be amortized to non-interest expense using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the Loss Sharing Agreements and the expected remaining life of the indemnified assets. The amounts attributable to assets covered under the Commercial Shared-Loss Agreement at September 30, 2014 represent amounts receivable from the FDIC for transactions occurring prior to the termination of loss sharing under the Commercial Shared-Loss Agreement.

OREO and foreclosure related components of non-interest expense

During the three and nine months ended September 30, 2014 and 2013, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. The majority of OREO and foreclosure related expenses for the three and nine months ended September 30, 2014 and 2013 were incurred on covered assets.

Net (gain) loss on OREO totaled $0.1 million, including gains on sales of OREO of $(0.1) million and OREO impairment of $0.2 million, for the three months ended September 30, 2014; and $(1.7) million, including gains on sales of OREO of $(1.5) million and OREO impairment (recovery) of $(0.2) million, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, net gains totaled $(2.4) million, including gains on sales of OREO of $(3.4) million and OREO impairment of $1.0 million; as compared with $(7.1) million, including gains on sales of OREO of $(8.6) million and OREO impairment of $1.5 million for the comparable period in 2013. The decrease in net gains reflects continuing trends of lower levels of OREO and foreclosure activity.

The following tables summarize OREO sale activity for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain
Residential OREO sales	46	100.0%	$147	114	95.8%	$1,439
Commercial OREO sales	—	—	—	5	4.2%	15
	46	100.0%	$147	119	100.0%	$1,454

	Nine Months Ended September 30,
	2014			2013
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain
Residential OREO sales	176	95.1%	$1,305	483	94.5%	$5,339
Commercial OREO sales	9	4.9%	2,098	28	5.5%	3,237
	185	100.0%	$3,403	511	100.0%	$8,576

	Three Months Ended September 30,
	2014			2013
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	18	39.1%	$31	79	69.3%	$22
Units sold at a loss	28	60.9%	$(15)	35	30.7%	$(8)
	46	100.0%	$3	114	100.0%	$13

	Nine Months Ended September 30,
	2014			2013
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	74	42.0%	$39	296	61.3%	$27
Units sold at a loss	102	58.0%	$(16)	187	38.7%	$(14)
	176	100.0%	$7	483	100.0%	$11

There were 101 and 436 residential units in the foreclosure pipeline and 80 and 187 residential units in OREO inventory at September 30, 2014 and 2013, respectively.

 Other components of non-interest expense

Professional fees decreased by $1.7 million and $7.5 million, respectively, for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily due to consulting and advisory fees incurred in 2013 related to regulatory compliance.

The most significant components of other non-interest expense are advertising and promotion, depreciation of equipment under operating lease, insurance, travel and general office expense. The increase in other non-interest expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 related primarily to general organic growth of our business.

Income Taxes

The effective income tax rate decreased to 27.0% and 32.1% for the quarter and nine months ended September 30, 2014, respectively, from 30.9% and 36.0% for the quarter and nine months ended September 30, 2013, respectively.  These decreases primarily reflect the impact of increases in tax-exempt income, reductions in liabilities for uncertain state tax positions and benefits resulting from state tax law changes in the first quarter of 2014. For further discussion of income taxes, see Note 6 to the consolidated financial statements.

Termination of the Commercial Shared-Loss Agreement

Loss sharing under the terms of BankUnited, N.A.’s Commercial Shared-Loss Agreement with the FDIC terminated on May 21, 2014. At September 30, 2014, the Company’s loan portfolio included commercial and consumer ACI loans with a carrying value of $98 million and the investment portfolio included securities with a carrying value of $181 million that are no longer subject to loss sharing under the terms of the Commercial Shared-Loss Agreement. As of September 30, 2014 we bear all credit risk with respect to these assets. The Commercial Shared-Loss Agreement provides for the Bank’s continued reimbursement for recoveries, as defined, to the FDIC through May 21, 2017.

Analysis of Financial Condition

Average interest-earning assets increased $3.4 billion to $14.5 billion for the nine months ended September 30, 2014 from $11.0 billion for the nine months ended September 30, 2013. This increase was driven by a $3.9 billion increase in the average balance of outstanding loans, partially offset by a $401 million decrease in the average balance of investment securities available for sale. The increase in average loans reflected growth of $4.2 billion in average new loans outstanding, partially offset by a $369 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets declined by $131 million. The most significant component of this decline was the decrease in the FDIC indemnification asset. Growth of the new loan portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.

Average interest bearing liabilities increased by $2.3 billion to $11.8 billion for the nine months ended September 30, 2014 from $9.5 billion for the nine months ended September 30, 2013, due to an increase of $1.8 billion in average interest bearing deposits and a $512 million increase in average FHLB advances and other borrowings. Average non-interest bearing deposits increased by $812 million.

Average stockholders’ equity increased by $142 million, due largely to the retention of earnings.

Investment Securities Available for Sale

The following tables show the breakdown of securities in the Company’s investment portfolio at the dates indicated (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. Treasury securities	$104,839	$119	$—	$104,958
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,465,555	34,708	(8,230)	1,492,033
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	110,614	44	(272)	110,386
Re-Remics	199,116	4,041	(14)	203,143
Private label residential mortgage-backed securities and CMOs	371,600	54,134	(1,241)	424,493
Private label commercial mortgage-backed securities	1,088,961	9,073	(6,711)	1,091,323
Single family rental real estate-backed securities	236,711	—	(1,500)	235,211
Collateralized loan obligations	50,000	—	(230)	49,770
Non-mortgage asset-backed securities	123,272	5,627	(40)	128,859
Mutual funds and preferred stocks	96,369	16,640	—	113,009
State and municipal obligations	15,389	253	—	15,642
Small Business Administration securities	316,831	10,451	(48)	327,234
Other debt securities	3,674	4,594	—	8,268
	$4,182,931	$139,684	$(18,286)	$4,304,329

	December 31, 2013
	Covered Securities				Non-Covered Securities				Total
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Fair Value
		Gains	Losses			Gains	Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$—	$—	$—	$1,548,671	$34,191	$(8,559)	$1,574,303	$1,548,671	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	—	—	—	27,132	—	(355)	26,777	27,132	26,777
Re-Remics	—	—	—	—	267,525	4,261	(1)	271,785	267,525	271,785
Private label residential mortgage-backed securities and CMOs	119,434	56,539	(110)	175,863	135,750	329	(1,824)	134,255	255,184	310,118
Private label commercial mortgage-backed securities	—	—	—	—	814,114	7,638	(12,980)	808,772	814,114	808,772
Non-mortgage asset-backed securities	—	—	—	—	172,329	6,676	(11)	178,994	172,329	178,994
Mutual funds and preferred stocks	15,419	6,726	—	22,145	125,387	4,015	(1,870)	127,532	140,806	149,677
Small Business Administration securities	—	—	—	—	295,892	13,045	—	308,937	295,892	308,937
Other debt securities	3,542	4,219	—	7,761	—	—	—	—	3,542	7,761
	$138,395	$67,484	$(110)	$205,769	$3,386,800	$70,155	$(25,600)	$3,431,355	$3,525,195	$3,637,124

Investment securities available for sale totaled $4.3 billion at September 30, 2014 compared to $3.6 billion at December 31, 2013. The increase in the investment portfolio during the nine months ended September 30, 2014, reflected the deployment of cash from the sale of the indirect auto loan portfolio and deposit growth.

Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity and manage interest rate risk by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, U.S. Small Business Administration securities and U.S. Government agency mortgage-backed securities. We have also invested in highly rated structured products including private label residential and commercial mortgage-backed securities, Re-Remics, single family rental real estate-backed securities, collateralized loan obligations and non-mortgage asset-backed securities collateralized by small balance commercial loans and student loans as well as financial institution preferred stocks and state and municipal obligations that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of September 30, 2014 was 4.1 years and the effective duration was 1.9 years.

Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, there are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At September 30, 2014, we held Re-Remics with a carrying value of $203 million. At September 30, 2014, all but one of these securities were in unrealized gain positions; the one security in an unrealized loss position had a de-minimis unrealized loss of $14 thousand. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the newly issued regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2015.

As discussed above in the section entitled “Results of Operations - Termination of the Commercial Shared-Loss Agreement”, FDIC loss sharing on investment securities acquired in the FSB Acquisition ended in May 2014. The terms of the Commercial Shared-Loss Agreement continue to require sharing with the FDIC of any realized gains and recovery of previously recognized OTTI losses on covered investment securities through May 2017. Securities formerly covered under the Commercial Shared-Loss Agreement had an aggregate fair value of $181 million and gross unrealized gains of $70 million at September 30, 2014. Gross unrealized losses on this portfolio segment were de minimis at September 30, 2014.

The following table shows the scheduled maturities, carrying values and current yields for our investment portfolio as of September 30, 2014. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Treasury securities	$—	—	$104,958	0.91%	$—	—	$—	—	$104,958	0.91%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	213,548	2.19%	928,446	2.27%	293,266	1.52%	56,773	1.53%	1,492,033	2.08%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	15,566	2.40%	43,507	2.44%	39,412	2.31%	11,901	2.92%	110,386	2.44%
Re-Remics	50,416	3.23%	124,952	2.99%	26,922	2.94%	853	2.63%	203,143	3.04%
Private label residential mortgage-backed securities and CMOs	77,135	5.06%	164,525	5.17%	98,323	5.27%	84,510	5.15%	424,493	5.17%
Private label commercial mortgage-backed securities	27,600	1.18%	651,972	2.25%	398,677	2.59%	13,074	3.05%	1,091,323	2.36%
Single family rental real estate-backed securities	674	1.27%	234,537	1.32%	—	—	—	—	235,211	1.32%
Collateralized loan obligations	—	—	25,152	1.91%	24,618	1.91%	—	—	49,770	1.91%
Non-mortgage asset-backed securities	36,563	4.01%	75,980	3.42%	16,298	3.70%	18	3.84%	128,859	3.62%
State and municipal obligations	—	—	—	—	15,642	3.65%	—	—	15,642	3.65%
Small Business Administration securities	60,046	1.71%	152,605	1.70%	76,474	1.68%	38,109	1.64%	327,234	1.69%
Other debt securities	—	—	—	—	—	—	8,268	7.02%	8,268	7.02%
	$481,548	2.74%	$2,506,634	2.32%	$989,632	2.46%	$213,506	3.21%	4,191,320	2.44%

Mutual funds and preferred stocks with no scheduled maturity									113,009	7.63%

Total investment securities available for sale									$4,304,329	2.58%

The investment portfolio was in a net unrealized gain position of $121 million at September 30, 2014 with aggregate fair value equal to 103% of amortized cost. Net unrealized gains included $140 million of gross unrealized gains and $18 million of gross unrealized losses. Based on the most recent ratings, $100 million of investment securities available for sale were rated below investment grade or not rated at September 30, 2014, including $99 million of investment securities acquired in the FSB Acquisition.

Securities in an unrealized loss position at September 30, 2014 had an aggregate fair value of $1.2 billion, with total unrealized losses of $18 million. We evaluate the credit quality of individual securities in the portfolio quarterly to determine whether any of the investments in unrealized loss positions are other-than-temporarily impaired. This evaluation considers, but is not necessarily limited to, the following factors, the relative significance of which varies depending on the circumstances pertinent to each individual security:

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

No securities were determined to be OTTI at September 30, 2014 or during the nine months then ended. During the nine months ended September 30, 2013, OTTI of $963 thousand was recognized on an intermediate term mortgage mutual fund investment which had been in a continuous unrealized loss position for 34 months.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security was covered under the Commercial Shared-Loss Agreement; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on FDIC indemnification.”

We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at September 30, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired.

The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities and Small Business Administration securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities and CMOs and private label commercial mortgage-backed securities in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, we concluded that none of these debt securities in unrealized loss positions were other-than-temporarily impaired. Six single family rental real estate-backed securities, one collateralized loan obligation and one non-mortgage asset backed security were in unrealized loss positions at September 30, 2014; given the limited duration and severity of impairment and the absence of projected credit losses, we considered the impairment of these securities to be temporary.

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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. Certain U.S. Treasury securities and preferred stocks are classified within level 1 of the hierarchy. At September 30, 2014 and December 31, 2013, 4.2% and 5.6%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at September 30, 2014 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the nine months ended September 30, 2014.

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

Loans

The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	September 30, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,281,342	$—	$915,189	$60,475	$3,257,006	29.5%
Home equity loans and lines of credit	1,680	—	26,584	109,250	137,514	1.2%
	2,283,022	—	941,773	169,725	3,394,520	30.7%
Commercial:
Multi-family	1,505,723	24,859	—	—	1,530,582	13.8%
Commercial real estate
Owner occupied	957,657	37,008	—	—	994,665	9.0%
Non-owner occupied	1,452,444	32,374	—	—	1,484,818	13.4%
Construction and land	137,412	1,994	—	—	139,406	1.3%
Commercial and industrial	3,049,280	1,329	—	—	3,050,609	27.6%
Lease financing	436,714	—	—	—	436,714	4.0%
	7,539,230	97,564	—	—	7,636,794	69.1%
Consumer	21,204	51	—	—	21,255	0.2%
Total loans	9,843,456	97,615	941,773	169,725	11,052,569	100.0%
Premiums, discounts and deferred fees and costs, net	44,778	—	—	(11,571)	33,207
Loans net of premiums, discounts and deferred fees and costs	9,888,234	97,615	941,773	158,154	11,085,776
Allowance for loan and lease losses	(73,079)	—	—	(5,789)	(78,868)
Loans, net	$9,815,155	$97,615	$941,773	$152,365	$11,006,908

	December 31, 2013
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$1,800,332	$—	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	—	39,602	127,807	168,944	1.9%
	1,801,867	—	1,096,614	198,185	3,096,666	34.3%
Commercial:
Multi-family	1,097,872	8,093	33,354	—	1,139,319	12.6%
Commercial real estate
Owner occupied	712,844	5,318	49,861	689	768,712	8.5%
Non-owner occupied	946,543	1,449	93,089	52	1,041,133	11.5%
Construction and land	138,091	—	10,600	729	149,420	1.7%
Commercial and industrial	2,266,407	—	6,050	6,234	2,278,691	25.3%
Lease financing	337,382	—	—	—	337,382	3.7%
	5,499,139	14,860	192,954	7,704	5,714,657	63.3%
Consumer	213,107	—	1,679	—	214,786	2.4%
Total loans	7,514,113	14,860	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,554,861	14,860	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	—	(2,893)	(9,502)	(69,725)
Loans, net	$7,497,531	$14,860	$1,288,354	$183,139	$8,983,884

Total loans, net of premiums, discounts and deferred fees and costs, increased by $2.0 billion to $11.1 billion at September 30, 2014, from $9.1 billion at December 31, 2013. New loans grew by $2.3 billion while loans acquired in the FSB Acquisition declined by $301 million from December 31, 2013 to September 30, 2014. The increase in total loans and new loans for the nine months ended September 30, 2014 is net of the sale of indirect auto loans with a carrying value of $303 million. New residential loans grew by $489 million, new commercial loans grew by $2.0 billion and new consumer loans declined by $199 million during the nine months ended September 30, 2014. The decline in new consumer loans is attributed to the sale of substantially all of the indirect auto portfolio. Residential loan growth was attributable primarily to purchases of residential mortgages through established correspondent channels.

Growth in new loans, net of premiums, discounts and deferred fees and costs, for the nine months ended September 30, 2014 included $820 million for the Florida franchise, $948 million for the New York franchise and $869 million, excluding the impact of the sale of indirect auto loans, for what we refer to as national platforms, consisting of our residential loan purchase program, our mortgage warehouse lending operations, indirect auto lending and the Bank’s three commercial lending subsidiaries. Our residential mortgage purchase program and commercial lending subsidiaries contributed $410 million and $342 million, respectively, to growth in new loans for the nine months ended September 30, 2014. The remaining growth in the national platforms was related primarily to our indirect auto lending, prior to exiting that business. At September 30, 2014, $4.0 billion or 40.1%, $2.5 billion or 25.6% and $3.4 billion or 34.3% of the new portfolio was attributable to the Florida and New York regions and national platforms, respectively. The percentage of the new portfolio attributable to the New York region is expected to continue to grow.

At September 30, 2014 and December 31, 2013 respectively, 9.9% and 16.4% of loans, net of premiums, discounts and deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid, resolved or, in the case of commercial loans, coverage terminates, and new loan originations and purchases increase. This trend is expected to continue.

Residential Mortgages

Residential mortgages totaled $3.4 billion, or 30.7% of total loans and $3.1 billion, or 34.3% of total loans at September 30, 2014 and December 31, 2013, respectively. The decline in this portfolio segment as a percentage of loans is a result of a strategic emphasis on commercial lending and the resolution of covered residential loans.

The new residential loan portfolio includes both originated and purchased loans. At September 30, 2014 and December 31, 2013, $249 million or 10.8% and $170 million or 9.5%, respectively, of our new 1-4 single family residential loans were originated loans; $2.1 billion or 89.2% and $1.6 billion or 90.5%, respectively, of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties. At September 30, 2014, 37.8% of the new residential loan portfolio were fixed rate loans. At September 30, 2014, $237 million or 10.2% of the new residential loan portfolio was comprised of interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

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

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 76.6% and 73.2% of new loans as of September 30, 2014 and December 31, 2013, respectively.

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. Loan-to-value (“LTV”) ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented less than 2% of the total loan portfolio at September 30, 2014. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At September 30, 2014, the carrying value of construction loans with available interest reserves totaled $57 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at September 30, 2014.

Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans also include shared national credits totaling $722 million at September 30, 2014, for borrowers primarily in our geographic footprint.

Through its three lending subsidiaries, the Company provides equipment financing on a national basis. Pinnacle Public Finance (“Pinnacle”) offers essential use equipment financing to municipalities through both loan and direct finance lease structures. United Capital Business Lending (“UCBL”) offers small business equipment leases and loans with a primary focus on franchise equipment finance. Bridge Capital Leasing (“Bridge”) primarily provides transportation equipment finance through loan, direct finance lease and operating lease structures.

The following table presents the recorded investment in loans and direct finance leases for each of the three lending subsidiaries at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Pinnacle	$654,994	$498,438
UCBL	322,937	279,244
Bridge	320,595	179,101
	$1,298,526	$956,783

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

Asset Quality

In discussing asset quality, a distinction must be made between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. The Commercial Shared-Loss Agreement was terminated on May 21, 2014. At September 30, 2014, covered loans totaled $1.1 billion, all of which were covered under the Single Family Shared-Loss Agreement.

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

Loan performance is monitored by our credit administration, workout and recovery and loan review departments. Commercial loans are regularly reviewed by our internal loan review department. Relationships with committed balances greater than $1 million are reviewed at least annually. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, insufficient cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned risk ratings of doubtful.

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

At September 30, 2014, new commercial loans with aggregate balances of $27 million, $36 million and $8 million were rated special mention, substandard and doubtful, respectively. At December 31, 2013, new commercial loans aggregating $8 million, $26 million and $10 million were rated special mention, substandard and doubtful, respectively. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.

Residential

At September 30, 2014 and December 31, 2013, new 1-4 single family residential loans totaling $0.1 million and $0.6 million, respectively, were 90 days or more past due. New 1-4 single family residential loans past due less than 90 days totaled $6 million and $3 million at September 30, 2014 and December 31, 2013, respectively.

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

The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV at the dates indicated (in thousands):

	September 30, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$61,427	$77,822	$116,019	$547,606	$802,874
60% - 70%	52,349	53,697	94,815	384,192	585,053
70% - 80%	28,796	88,755	159,487	604,678	881,716
More than 80%	27,454	4,357	3,606	11,934	47,351
	$170,026	$224,631	$373,927	$1,548,410	$2,316,994

	December 31, 2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608
	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

At September 30, 2014, 76.3% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.

At September 30, 2014, the purchased loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 768 and average LTV of 65.1%. The majority of this portfolio was owner-occupied, with 93.6% primary residence, 5.9% second homes and 0.5% investment properties. In terms of vintage, 1.0% of the portfolio was originated pre-2010, 10.1% in 2010 and 2011, 17.8% in 2012, 49.4% in 2013 and 21.7% in 2014.

Similarly, the originated loan portfolio had the following characteristics at September 30, 2014: 100% were full documentation with an average FICO score of 759 and average LTV of 63.0%. The majority of this portfolio was owner-occupied, with 88.6% primary residence, 8.9% second homes and 2.5% investment properties. In terms of vintage, 9.8% of the portfolio was originated in 2010 and 2011, 13.3% in 2012, 39.8% in 2013 and 37.1% in 2014.

Consumer

At September 30, 2014 and December 31, 2013, delinquent new consumer loans were insignificant.

Loans Acquired in the FSB Acquisition

Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At September 30, 2014, ACI loans totaled $1.0 billion and non-ACI loans totaled $158 million, net of premiums, discounts and deferred fees and costs.

Residential

At September 30, 2014, residential ACI loans totaled $942 million and residential non-ACI loans totaled $158 million, net of premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.

Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment. At September 30, 2014, accretable yield on residential ACI loans totaled $986 million and non-accretable difference related to those loans totaled $1.1 billion. Accretable yield on commercial ACI loans totaled $45 million at September 30, 2014, with no significant non-accretable difference remaining.

We performed a detailed analysis of the residential mortgage loan portfolio acquired in the FSB Acquisition to determine the key loan characteristics influencing performance. Key characteristics influencing the performance of the residential mortgage portfolio, including home equity loans, were determined to be delinquency status; product type, in particular, amortizing as opposed to option ARM products; current indexed LTV ratio; and original FICO score. The ACI loans in the residential mortgage portfolio were grouped into ten homogenous static pools based on these characteristics, and the non-ACI residential loans were grouped into two homogenous static pools. There were other variables which we initially expected to have a significant influence on performance and which were considered in our analysis; however, the results of our analysis demonstrated that their impact was less significant after controlling for current indexed LTV, product type, and FICO score. Therefore, these additional factors were not used in grouping the covered residential loans into pools and are not used in monitoring ongoing asset quality of the pools. The factors we considered but determined not to be significant included the level and type of documentation required at origination, i.e., whether a loan was originated under full documentation, reduced documentation, or no documentation programs; occupancy, defined as owner occupied vs. non-owner occupied collateral properties; geography; and vintage, i.e., year of origination.

At September 30, 2014, the recorded investment in 1-4 single family residential non-ACI loans was $51 million; $582 thousand or 1.1% of these loans were 30 days or more past due and none were 90 days or more past due. At September 30, 2014, ACI 1-4 single family residential loans totaled $915 million; $53 million or 5.7% of these loans were delinquent by 30 days or more and $26 million or 2.8% were delinquent by 90 days or more.

At September 30, 2014, non-ACI home equity loans and lines of credit had an aggregate carrying value of $107 million; $6 million or 5.8% of these loans were 30 days or more past due and $4 million or 3.6% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $27 million at September 30, 2014; $2.4 million or 9.0% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $1.7 million or 6.4% were delinquent by 90 days or more.

Additional information regarding ACI and non-ACI home equity loans and lines of credit at September 30, 2014 is summarized as follows:

	ACI	Non-ACI
Lien position:
First liens	7.5%	11.1%
Second or third liens	92.5%	88.9%
	100.0%	100.0%

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

At September 30, 2014, ACI commercial loans had a carrying value of $98 million. At September 30, 2014, no loans were 90 days or more past due and loans with aggregate carrying values of $3 million were internally risk rated substandard. At September 30, 2014, there were no ACI commercial loans rated special mention or doubtful.

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

The following table summarizes the Company’s impaired loans and non-performing assets at the dates indicated (in thousands):

	September 30, 2014			December 31, 2013
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1-4 single family residential	$372	$50	$422	$293	$194	$487
Home equity loans and lines of credit	3,825	—	3,825	6,559	—	6,559
Total residential loans	4,197	50	4,247	6,852	194	7,046
Commercial (1):
Commercial real estate	—	4,776	4,776	1,042	4,229	5,271
Construction and land	—	218	218	—	244	244
Commercial and industrial	—	18,365	18,365	2,767	16,612	19,379
Lease financing	—	1,013	1,013	—	1,370	1,370
Total commercial loans	—	24,372	24,372	3,809	22,455	26,264
Consumer:	—	20	20	—	75	75
Total non-accrual loans	4,197	24,442	28,639	10,661	22,724	33,385
Non-ACI and new loans past due 90 days and still accruing	—	—	—	—	512	512
TDRs	1,984	913	2,897	1,765	—	1,765
Total non-performing loans	6,181	25,355	31,536	12,426	23,236	35,662
Other real estate owned	18,216	315	18,531	39,672	898	40,570
Total non-performing assets	24,397	25,670	50,067	52,098	24,134	76,232
Impaired ACI loans on accrual status (2)	—	—	—	44,286	—	44,286
Non-ACI and new TDRs in compliance with their modified terms	4,006	1,244	5,250	3,588	1,400	4,988
Total impaired loans and non-performing assets	$28,403	$26,914	$55,317	$99,972	$25,534	$125,506

Non-performing loans to total loans (3)		0.25%	0.28%		0.31%	0.39%
Non-performing assets to total assets (4)		0.15%	0.28%		0.16%	0.51%
ALLL to total loans (3)		0.73%	0.71%		0.76%	0.77%
ALLL to non-performing loans		288.22%	250.09%		246.73%	195.52%
Net charge-offs to average loans (5)		0.07%	0.16%		0.34%	0.31%

(1)    Includes ACI loans for which discount is no longer being accreted at December 31, 2013.
(2)    Includes TDRs on accrual status at December 31, 2013.
(3)    Total loans for purposes of calculating these ratios are net of premiums, discounts and deferred fees and costs.
(4)    Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
(5)    Annualized.

Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretable yield continues to be accreted into income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $28 million and $78 million at September 30, 2014 and December 31, 2013, respectively.

The decline in the ratio of the ALLL to total loans for non-covered loans at September 30, 2014 as compared to December 31, 2013 is primarily a result of a decrease in the amount of specific reserves for impaired loans. The additional decline in the ratio of the ALLL to total loans is primarily related to the sale in the first quarter of 2014 of a majority of covered commercial and consumer loans that were impaired at December 31, 2013. See the section entitled “Analysis of the Allowance for Loan and Lease Losses” below for a further discussion of the methodology we use to determine the amount of the ALLL.

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

As of September 30, 2014, 7 commercial loans with an aggregate carrying value of $8 million and 25 residential loans with an aggregate carrying value of $6 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2014 or 2013. For additional information about TDRs, see Note 4 to the consolidated financial statements.

Additional interest income that would have been recognized on non-accrual loans and TDRs had they performed in accordance with their original contractual terms is not material for any period presented.

 Potential Problem Loans

Potential problem loans have been identified by management as those loans included in the “substandard accruing” risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $19 million at September 30, 2014. The majority of these loans were current as to principal and interest at September 30, 2014.

Loss Mitigation Strategies

We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of September 30, 2014, 12,441 borrowers had been counseled regarding their participation in HAMP; 9,158 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of September 30, 2014, 1,608 borrowers who did not elect to participate in the program had been sent termination letters and 3,364 borrowers had been denied due to ineligibility. There were 4,258 permanent loan modifications and 57 trial loan modifications at September 30, 2014. Substantially all of these modified loans were ACI loans accounted for in pools.

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

With the exception of the Pinnacle municipal finance portfolio, a 12 month loss emergence period is used in the calculation of general reserves. A 12 quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.

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

Beginning in the second quarter of 2014, we extended the loss experience period used to calculated an average net charge-off rate from eight quarters to twelve quarters. We believe a twelve-quarter look back period is appropriate as it better captures a range of observations reflecting the performance of loans originated in the current economic cycle and includes sufficient history. We believe the twelve-quarter look back period to be consistent with the range of industry practice. In addition, we extended the loss emergence period for municipal lease receivables from four quarters to twelve quarters.

Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting loss frequency and severity not taken into account by the quantitative calculations. Effective in the third quarter of 2014, management further disaggregated potential qualitative adjustments from six to ten categories. The ten categories assessed at September 30, 2014 are as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as measured by changes in risk rating identified by our independent loan review function;

•	Credit concentrations;

•	Changes in credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory requirements.

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

Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at September 30, 2014 or December 31, 2013.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of commercial ACI loans in March 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level.

No provisions for loan losses on ACI commercial loans were recorded for the three months ended September 30, 2014. We recorded provisions for loan losses on ACI commercial loans of $2.0 million for the nine months ended September 30, 2014. Provisions for loan losses of $2.7 million recorded in connection with the transfer of ACI commercial loans to the held for sale classification in the first quarter were partially offset by net recoveries of loan losses, based on our loan level analysis, during the nine months ended September 30, 2014. Related increases in the FDIC indemnification asset of $1.8 million were recorded for the nine months ended September 30, 2014.

We recorded recoveries of loan losses on ACI commercial loans of $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2013, based on our loan level analysis. Related decreases in the FDIC indemnification asset of $0.7 million and $2.1 million, respectively, were recorded for the three and nine months ended September 30, 2013.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Nine Months Ended September 30, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2013	$57,330	$2,893	$9,502	$69,725
Provision for loan losses:
1-4 single family residential	1,068	—	360	1,428
Home equity loans and lines of credit	2	—	(1,461)	(1,459)
Multi-family	8,039	(38)	(4)	7,997
Commercial real estate
Owner occupied	512	(13)	(6)	493
Non-owner occupied	7,500	1,588	(11)	9,077
Construction and land	735	443	7	1,185
Commercial and industrial	3,281	8	(404)	2,885
Lease financing	462	—	—	462
Consumer	(1,410)	324	—	(1,086)
Total Provision	20,189	2,312	(1,519)	20,982
Charge-offs:
1-4 single family residential	—	—	(216)	(216)
Home equity loans and lines of credit	—	—	(1,980)	(1,980)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	(51)	(3,032)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(4,230)	(573)	(477)	(5,280)
Lease financing	(5)	—	—	(5)
Consumer	(1,083)	(324)	—	(1,407)
Total Charge-offs	(5,369)	(5,205)	(2,686)	(13,260)
Recoveries:
Home equity loans and lines of credit	—	—	16	16
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	438	—	469	907
Lease financing	2	—	—	2
Consumer	489	—	—	489
Total Recoveries	929	—	492	1,421
Balance at September 30, 2014	$73,079	$—	$5,789	$78,868

	Nine Months Ended September 30, 2013
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2012	$41,228	$8,019	$9,874	$59,121
Provision for loan losses:
1-4 single family residential	(4,420)	—	974	(3,446)
Home equity loans and lines of credit	(3)	—	3,267	3,264
Multi-family	248	(228)	(15)	5
Commercial real estate
Owner occupied	542	(220)	(11)	311
Non-owner occupied	1,362	(2,196)	(154)	(988)
Construction and land	(170)	47	(3)	(126)
Commercial and industrial	21,088	157	(2,606)	18,639
Lease financing	484	—	—	484
Consumer	1,309	—	—	1,309
Total Provision	20,440	(2,440)	1,452	19,452
Charge-offs:
1-4 single family residential	(10)	—	(1,107)	(1,117)
Home equity loans and lines of credit	—	—	(1,944)	(1,944)
Commercial real estate
Non-owner occupied	—	(1,162)	—	(1,162)
Construction and land	—	(77)	—	(77)
Commercial and industrial	(16,628)	(995)	(172)	(17,795)
Consumer	(199)	—	—	(199)
Total Charge-offs	(16,837)	(2,234)	(3,223)	(22,294)
Recoveries:
Home equity loans and lines of credit	—	—	18	18
Multi-family	—	—	12	12
Commercial real estate
Non-owner occupied	—	—	144	144
Commercial and industrial	628	—	2,466	3,094
Consumer	72	—	—	72
Total Recoveries	700	—	2,640	3,340
Balance at September 30, 2013	$45,531	$3,345	$10,743	$59,619

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	September 30, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total	% (1)
Residential:
1-4 single family residential	$7,339	$—	$971	$8,310	29.5%
Home equity loans and lines of credit	14	—	4,818	4,832	1.2%
	7,353	—	5,789	13,142	30.7%
Commercial:
Multi-family	11,986	—	—	11,986	13.8%
Commercial real estate
Owner occupied	7,286	—	—	7,286	9.0%
Non-owner occupied	11,850	—	—	11,850	13.4%
Construction and land	1,538	—	—	1,538	1.3%
Commercial and industrial	29,465	—	—	29,465	27.6%
Lease financing	3,418	—	—	3,418	4.0%
	65,543	—	—	65,543	69.1%
Consumer	183	—	—	183	0.2%
	$73,079	$—	$5,789	$78,868	100.0%

	December 31, 2013
	New Loans	ACI Loans	Non-ACI Loans	Total	% (1)
Residential:
1-4 single family residential	$6,271	$—	$827	$7,098	32.4%
Home equity loans and lines of credit	12	—	8,243	8,255	1.9%
	6,283	—	9,070	15,353	34.3%
Commercial:
Multi-family	3,947	323	—	4,270	12.6%
Commercial real estate
Owner occupied	6,774	369	6	7,149	8.5%
Non-owner occupied	4,401	1,444	8	5,853	11.5%
Construction and land	803	192	6	1,001	1.7%
Commercial and industrial	29,976	565	412	30,953	25.3%
Lease financing	2,959	—	—	2,959	3.7%
	48,860	2,893	432	52,185	63.3%
Consumer	2,187	—	—	2,187	2.4%
	$57,330	$2,893	$9,502	$69,725	100.0%

(1) Represents percentage of loans receivable in each category to total loans receivable.

The overall increase in the balance of the ALLL for new loans at September 30, 2014 as compared to December 31, 2013 reflects the growth of the new loan portfolio. The extension of the loss experience period used to calculate an average net charge-off rate and the elimination of favorable adjustments to peer group net charge-off rates for loans assigned the highest pass ratings as discussed above resulted in increases to the ALLL for all of the commercial and commercial real estate loan types. Additional factors influencing significant components of the change in the ALLL at September 30, 2014 compared to December 31, 2013, as related to specific loan types, include:

•
Increases of $8.0 million for new multi-family loans and $7.4 million for new non-owner occupied commercial real estate loans were impacted by increases in peer group net charge-off rates and in the qualitative factors related to portfolio growth trends and concentrations;

•	A $0.5 million increase for new owner occupied commercial real estate loans reflects growth in the corresponding loan portfolio offset by a decrease in peer group net charge-off rates;

•	An increase of $0.7 million for new construction and land loans reflects an increase in peer group net charge-off rates;

•
A $0.5 million decrease for new commercial and industrial loans in spite of growth in the corresponding loan portfolio reflects a decrease in peer group net charge-off rates, a net decrease of $5.0 million in specific reserves and a directionally opposite increase in the qualitative factor for portfolio growth trends;

•
An increase of $0.5 million for lease financing receivables was impacted by increases in qualitative factors related to portfolio growth trends and concentrations offset in part by a decrease in peer group net charge-off rates;

•	A decrease of $2.0 million for new consumer loans is primarily a result of the sale of substantially all of the indirect auto portfolio;

•	A decrease of $3.4 million for non-ACI home equity loans is attributable primarily to an improvement in roll rates; and

•	A decrease of $2.9 million for ACI commercial loans is primarily a result of the sale of impaired loans during the three months ended March 31, 2014.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Equipment under Operating Lease

Equipment under operating lease consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns. The portfolio of equipment under operating lease grew by $43 million and $46 million, respectively, during the three and nine months ended September 30, 2014. There were no significant changes in the performance of lessees during the nine months ended September 30, 2014. There were no impairments of residuals or asset carrying values, missed payments, time off lease or restructurings related to the operating lease portfolio during the quarter.

Other Real Estate Owned

The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$21,015	$50,041	$40,570	$76,022
Transfers from loan portfolio	6,231	18,321	21,542	59,962
Sales	(8,475)	(20,095)	(42,544)	(86,018)
Impairment	(240)	243	(1,037)	(1,456)
Balance, end of period	$18,531	$48,510	$18,531	$48,510

OREO consisted of the following types of properties at the dates indicated (in thousands):

	September 30, 2014			December 31, 2013
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
1-4 single family residential	$15,482	$—	$15,482	$28,310	$83	$28,393
Condominium	2,734	—	2,734	4,732	—	4,732
Multi-family	—	—	—	135	—	135
Commercial real estate	—	—	—	5,708	500	6,208
Land	—	315	315	787	315	1,102
	$18,216	$315	$18,531	$39,672	$898	$40,570

The decrease in OREO reflects the sale of covered commercial OREO properties during the first quarter of 2014 in conjunction with the covered commercial loan sale discussed above as well as continued efforts to resolve non-performing covered residential assets and a decline in the volume of residential foreclosures. Residential OREO inventory declined to 80 units at September 30, 2014 from 157 units at December 31, 2013.

Deposits

The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,447,150	0.00%	$1,568,407	0.00%	$2,270,947	0.00%	$1,458,849	0.00%
Interest bearing	791,648	0.41%	571,884	0.44%	731,712	0.41%	562,299	0.46%
Money market	4,576,652	0.56%	3,490,860	0.50%	4,248,735	0.53%	3,293,432	0.51%
Savings	592,728	0.30%	851,768	0.35%	666,993	0.30%	914,901	0.38%
Time	3,934,361	1.18%	2,927,537	1.28%	3,643,425	1.19%	2,734,198	1.33%
	$12,342,539	0.63%	$9,410,456	0.64%	$11,561,812	0.61%	$8,963,679	0.66%

Total deposits increased by $2.3 billion to $12.8 billion at September 30, 2014 from $10.5 billion at December 31, 2013. The distribution of deposits reflected in the table above reflects growth in non-interest bearing demand deposits, consistent with management’s business strategy. Growth of deposits across all categories is expected to continue.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2014 (in thousands):

Three months or less	$471,251
Over three through six months	378,169
Over six through twelve months	1,282,709
Over twelve months	675,663
$2,807,792

Federal Home Loan Bank Advances and Other Borrowings

Outstanding FHLB advances and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013

FHLB advances	$2,582,710	$2,412,050
Securities sold under agreements to repurchase	227	346
Capital lease obligations	10,711	1,917
	$2,593,648	$2,414,313

In addition to deposits, we utilize FHLB advances to fund balance sheet growth; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock and qualifying first mortgage, commercial real estate, and home equity loans and mortgage-backed securities. The contractual balance of FHLB advances outstanding at September 30, 2014 is scheduled to mature as follows (in thousands):

Maturing in:
2014	$225,000
2015	1,755,350
2016	350,000
2017	255,000
Total contractual balance outstanding	2,585,350
Unamortized acquisition accounting fair value adjustment and modification costs	(2,640)
Carrying value	$2,582,710

Capital Resources

Stockholders’ equity increased by $111 million for the nine months ended September 30, 2014 due primarily to the retention of earnings.

Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2014 and December 31, 2013, BankUnited and the Company had capital levels that exceeded the well-capitalized guidelines.

 The following table presents the Company’s regulatory capital ratios as of September 30, 2014 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,907,839	11.20%	N/A (1)	N/A (1)	$681,472	4.00%
Tier 1 risk-based capital	$1,907,839	17.16%	$666,950	6.00%	$444,633	4.00%
Total risk based capital	$1,996,200	17.96%	$1,111,583	10.00%	$889,266	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

On July 2, 2013 the Federal Reserve Board approved a final rule that implements the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The Company is required to implement the final rule on January 1, 2015, with a phase-in period extending through January 1, 2019. The rule will add another risk-based capital category, common equity Tier 1 capital, increase the required Tier 1 capital level, increase risk weights for certain of the Company’s investment securities, loans and other assets and add some complexity to the risk-based capital calculations. In addition, a capital conservation buffer will be phased in beginning in 2016. In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold this capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. As of September 30, 2014, the adoption of the rule would not have impacted our capital categories.

Liquidity

Liquidity involves our ability to generate adequate funds to support planned asset growth, particularly growth of the new loan portfolio, meet deposit withdrawal requests and other contractual obligations, maintain reserve requirements, conduct routine operations and pay dividends.

Our consolidated statements of cash flows have historically reflected net cash outflows from operating activities. For the nine months ended September 30, 2014 and the year ended December 31, 2013, net cash used in operating activities was $51.6 million and $67.1 million, respectively. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows is accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $262.6 million and $410.4 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $94.3 million and $164.9 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively; for both periods, exceeding net operating cash outflows. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity available to fund operating needs, dividends to BankUnited, Inc. and new loan growth. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $629.8 million and $841.3 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

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

BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At September 30, 2014, unencumbered investment securities available for sale totaled $3.3 billion.

At September 30, 2014, BankUnited had available borrowing capacity at the FHLB of $2.1 billion, unused borrowing capacity at the Federal Reserve Bank of $89 million and unused Federal funds and repurchase agreement lines of credit totaling $175 million. The ability to sell or potentially securitize other earning assets, such as the new residential mortgage portfolio, provides a potential source of contingency liquidity, although we do not currently anticipate liquidating any portion of that portfolio. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.

Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.

The asset/liability committee (“ALCO”) policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. The primary measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At September 30, 2014, BankUnited’s liquid assets divided by total assets was 8.3%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At September 30, 2014, BankUnited’s one year liquidity ratio was 147.7%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to Tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At September 30, 2014, BankUnited was within acceptable limits established by ALCO for each of these measures.

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

The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200, plus 300, plus 400 and plus 500 basis point change with rates increasing by the magnitude of the rate ramp evenly over the next 12 months as well as a modified flat scenario incorporating a more flattened yield curve. We did not simulate a decrease in interest rates at September 30, 2014 due to the current low rate environment. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at September 30, 2014:

	Plus 100	Plus 200	Plus 300
Twelve Months	0.6%	1.3%	2.0%
Twenty Four Months	2.5%	4.8%	6.9%

Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at September 30, 2014 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 6%, 10% and 14% in plus 100, 200 and 300 basis point scenarios, respectively. As of September 30, 2014, our simulation for BankUnited indicated percentage changes from base EVE of (3.1)%, (6.7)% and (11.7)% in plus 100, 200, and 300 basis point scenarios, respectively.

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

Derivative Financial Instruments

Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to variability in interest cash flows on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2014, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $10 million and the aggregate fair value included in other liabilities was $36 million.

Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $1.1 billion at September 30, 2014. The aggregate fair value of these interest rate swaps included in other assets was $18 million and the aggregate fair value included in other liabilities was $18 million. These interest rate swaps were entered into as accommodations to certain of our commercial borrowers.

See Note 7 to the consolidated financial statements for more information about our derivative positions.

Off-Balance Sheet Arrangements

Commitments

We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of September 30, 2014 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$595,074	$595,074
Commitments to purchase loans	—	101,546	101,546
Unfunded commitments under lines of credit	28,290	1,179,091	1,207,381
Commercial and standby letters of credit	—	49,036	49,036
	$28,290	$1,924,747	$1,953,037

Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2013 Annual Report on Form 10-K.

Non-GAAP Financial Measure

Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at September 30, 2014 (in thousands except share and per share data):

Total stockholders' equity	$2,040,169
Less: goodwill and other intangible assets	68,575
Tangible stockholders' equity	$1,971,594

Common shares issued and outstanding	101,665,975

Book value per common share	$20.07

Tangible book value per common share	$19.39

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

During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November 2014.

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