Form 10-K
period 2014-12-31
BankUnited, Inc.
filed 2015-02-26
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2014 was $3,320,080,057.
The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 24, 2015, was 102,182,306.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2015 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2014

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
These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, historical performance and current financial trends. These statements are only predictions and are not guarantees of future performance. The inclusion of forward-looking statements should not be regarded as a representation by the Company that the future plans, estimates or expectations contemplated by a forward-looking statement will be achieved. Forward-looking statements are subject to various risks and uncertainties and assumptions, including those relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results could differ materially from those contemplated by a forward looking statement. These risks and uncertainties include, without limitation:

•	The impact of conditions in the financial markets and economic conditions generally;

•	real estate market conditions and other risks related to holding loans secured by real estate or real estate received in satisfaction of loans;

•	an inability to successfully execute our fundamental growth strategy;

•	geographic concentration of the Company's markets in the coastal regions of Florida and the New York metropolitan area;

•	natural or man-made disasters;

•	risks related to the regulation of our industry;

•	credit risk;

•	inadequate allowance for credit losses;

•	interest rate risk;

•	liquidity risk;

•	loss of executive officers or key personnel;

•	competition;

•	dependence on information technology and the risk of systems failures, interruptions or breaches of security;

•	failure to comply with the terms of the Company's Loss Sharing Agreements (as defined below) with the FDIC (as defined below);

•	a variety of operational, compliance and legal risks; and

•	the selection and application of accounting methods and related assumptions and estimates.
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
As used herein, the terms the "Company," "we," "us," and "our" refer to BankUnited, Inc. and its subsidiaries unless the context otherwise requires.

ii

PART I
Item 1.    Business
Summary
BankUnited, Inc. ("BankUnited, Inc." or "BKU") is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida with $19.1 billion of assets at December 31, 2014, provides a full range of banking services to individual and corporate customers through 100 branches located in 15 Florida counties and 6 banking centers in the New York metropolitan area. The Company has built, through organic growth and acquisitions, a premier regional bank with a low-risk, long-term value oriented business model focused on small and medium sized businesses and consumers. We endeavor to provide personalized customer service and offer a full range of traditional banking products and services to both our commercial and retail customers.
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
Concurrently with the FSB Acquisition, the Bank entered into two loss sharing agreements, or the Loss Sharing Agreements, which cover certain legacy assets, including the entire legacy loan portfolio and other real estate owned ("OREO") and certain purchased investment securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans or covered securities. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. At December 31, 2014, the covered assets, consisting of residential loans and OREO, had an aggregate carrying value of $1.1 billion. The total UPB of the covered assets at December 31, 2014 was $2.7 billion.

The following charts illustrate the percentage of total assets represented by covered assets and the FDIC indemnification asset at December 31, 2014, 2013 and 2012:
Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB (or, for investment securities, unamortized cost basis) plus certain interest and expenses. The carrying value of the FDIC indemnification asset at December 31, 2014 was $975 million. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have received reimbursements of $2.6 billion for claims submitted to the FDIC under the Loss Sharing Agreements as of December 31, 2014.
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
Under the terms of the Purchase and Assumption Agreement with the FDIC, the Bank may sell up to 2.5% of the covered loans based on the UPB at the date of the FSB Acquisition, or approximately $280.0 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. Any loan sale in excess of the annual threshold requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell residential or non-residential loans in excess of the agreed 2.5% threshold in the nine months prior to the stated termination date of loss share coverage (May 21, 2014 for non-residential loans and May 21, 2019 for residential loans) and the FDIC refuses to consent, then the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement, as applicable, will be extended for two years after their respective anniversaries. The terms of the Loss Sharing Agreements are extended only with respect to the loans requested to be included in such sales. The Bank will have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the respective extended termination dates, and any losses incurred will be covered under the Loss Sharing Agreements. If exercised, this final sale mechanism ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the termination dates of the Loss Sharing Agreements.
With respect to the Commercial Shared-Loss Agreement, FDIC loss sharing terminated on May 21, 2014. In accordance with the terms of the Commercial Shared-Loss Agreement as discussed above, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in the first quarter of 2014. See the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-interest Income" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Termination of the Commercial Shared-Loss Agreement" for further discussion.

Our Market Areas
Our primary banking markets are Florida, in particular the Miami metropolitan statistical area, and the Tri-State market of New York, New Jersey and Connecticut. We believe both represent long-term attractive banking markets.
Our competitive strengths, including experienced management and lending teams, a robust capital position and scalable platform, continue to allow us to take advantage of opportunities in both markets. Florida has shown signs of continued economic recovery, which we expect will enhance opportunities for growth in that market. According to estimates from the United States Census Bureau and SNL Financial, from 2010 to 2014, Florida added over 850 thousand new residents, the sixth most of any U.S. state, and, in 2014, had a total population of 19.7 million and a median household annual income of $44,318. The Florida unemployment rate decreased to 5.6% at December 31, 2014. The Case-Shiller home price index for Florida reflected a year over year increase of 9% at September 30, 2014. At December 31, 2014, we had 100 branches throughout Florida.
Through the acquisition of Herald National Bank ("Herald"), we entered the Tri-State market in February, 2012. In March, 2013, Herald was merged into BankUnited and BankUnited launched its operations in the Tri-State market. We had six banking centers in metropolitan New York at December 31, 2014 including four in Manhattan, one in Long Island and one in Brooklyn. According to SNL Financial, at June 30, 2014, the Tri-State area had approximately $1.6 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The New York unemployment rate decreased to 5.8% at December 31, 2014. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the Northeast region reflected a year over year increase of 10% at September 30, 2014. The size and economic health of the Tri-State market, coupled with the management team's experience in building a successful Northeast U.S. regional bank in the past, make us well positioned to continue our expansion and growth in this market.
Through three commercial finance subsidiaries of BankUnited, we engage in equipment and municipal finance on a national basis.
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
We have attracted and invested in experienced lending teams from competing institutions in our Florida, Tri-State and national markets, resulting in significant growth in our new loan portfolio. At December 31, 2014, our loan portfolio included $11.3 billion in loans originated or purchased since the FSB Acquisition, or new loans, including $8.7 billion in commercial and commercial real estate loans, $2.5 billion in residential loans and $26 million in consumer loans. A continued trend of strong loan growth in both the Florida and Tri-State markets and across our national lending and leasing platforms is a core component of our current business strategy.
Commercial loans and leasing—Our commercial loans, which are generally made to growing companies and middle-market businesses, include equipment loans, secured and unsecured commercial and working capital lines of credit, formula-based loans, mortgage warehouse lines, taxi medallion loans, letters of credit, an array of Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. Through three commercial finance subsidiaries, we provide municipal and equipment financing on a national basis. Pinnacle Public Finance, Inc. ("Pinnacle"), headquartered in Scottsdale, Arizona, offers essential use equipment financing to municipalities through both loan and direct finance lease structures. United Capital Business Lending, Inc. ("UCBL"), headquartered in Baltimore, Maryland, offers small business equipment leases and loans with a primary focus on franchise equipment finance. Bridge Capital Leasing, Inc ("Bridge"), headquartered in Baltimore, Maryland, primarily provides transportation equipment finance through loan, direct finance lease and operating lease structures.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers and free-standing buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, acquisition, development and construction loan facilities and construction financing. We make commercial real estate loans secured by both owner-occupied and non-owner occupied properties. Construction lending is not a primary area of focus for us; construction and land loans comprised less than 2% of the loan portfolio at December 31, 2014.
Residential mortgages—At December 31, 2014, the portfolio of new 1-4 single family residential loans included $2.2 billion of purchased loans and $311 million of originated loans. We originate loans for portfolio and for sale into the secondary market. We purchase loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. While the credit parameters we use for purchased loans are substantially similar to the underwriting guidelines we use for originated loans, differences include: (i) loans are purchased on a nationwide basis, while originated loans have historically been limited to Florida and New York; (ii) purchased loans and loans originated for portfolio, on average, have higher principal balances than loans originated for sale; and (iii) we consider payment history in selecting which seasoned loans to purchase, while such information is not available for originated loans. We intend to further expand our in-house residential mortgage origination channel. Additionally, we entered the mortgage servicing business in 2013; to date we have acquired two small servicing portfolios and have begun retaining servicing on residential loans sold into the secondary market. At December 31, 2014, the total amount of mortgage servicing rights was not significant. We anticipate growing this business at a moderate pace, depending on market conditions, to take advantage of existing mortgage servicing capacity.
Home equity loans and lines of credit are not a significant component of the new loan portfolio.
Consumer loans—We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans. At December 31, 2014, consumer loans were not a material component of our loan portfolio.
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
BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $260 million, at December 31, 2014. The in-house lending limit at December 31, 2014 was $75 million based on total credit exposure of a borrower. This limit is reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.
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
Our Board has assigned responsibility to our Chief Risk Officer for maintaining a risk management framework to identify, manage and mitigate risks to the achievement of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies. We have invested significant resources to establish a robust enterprise-wide risk management framework to support the planned growth of our Company. Our framework is consistent with common industry practices and regulatory guidance and is appropriate to our size and the complexity of our business activities. Significant elements include ongoing identification and assessments of risk, executive management level risk committees to oversee compliance with the Board approved risk policies and adherence to risk limits, and ongoing testing and reporting by independent internal audit, credit review, and regulatory compliance groups. Executive level oversight of the risk management framework is provided by the Enterprise Risk Management Committee which is chaired by the Chief Risk Officer and attended by the senior executives of the Company. Reporting to the Enterprise Risk Management Committee are sub-committees dedicated to guiding and overseeing management of critical categories of risk, including the Credit Risk Management, Asset/Liability Management, Compliance Risk Management, Operational Risk Management, Corporate Disclosure, and Loss Share Compliance committees.
Marketing and Distribution
We conduct our banking business through 100 branches located in 15 Florida counties as well as 6 banking centers in the New York metropolitan area as of December 31, 2014. Our distribution network also includes 104 ATMs, fully integrated on-line banking, mobile banking and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers.
In order to market our products, we use local television, radio, digital, print and direct mail advertising and provide sales incentives for our employees.
Competition
Our markets are highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state, national and international financial institutions located in our market areas as well as savings associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include Bank of America, BB&T, BBVA Compass, HSBC, JPMorgan Chase, Regions Bank, Santander, Sabadell, SunTrust Banks, TD Bank and Wells Fargo. In the Tri-State market, we also compete with, in addition to the national and international financial institutions listed, Capital One, Signature Bank, New York Community Bank, Valley National and M&T Bank and numerous community banks.
Interest rates on both loans and deposits and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, quality of customer service, availability of on-line and remote banking products, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and their executives, consumers and commercial and middle-market businesses, and offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses.

Regulation and Supervision
The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries.
Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities and establish capital requirements with which we must comply. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business.
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
The Company, which controls BankUnited, is a BHC and, as such, is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve Board.
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
The Dodd-Frank Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial institutions ("SIFIs"), the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve Board, the OCC, and the FDIC.
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

•
Company-Run Stress Testing.  Under Section 165(i) of the Dodd-Frank Act and the stress testing rules of the Federal Reserve Board and OCC, each bank holding company and national bank with more than $10 billion and less than $50 billion in total consolidated assets must annually conduct a company-run stress test to estimate the potential impact of three scenarios provided by the agencies on its regulatory capital ratios and certain other financial metrics. In 2015, the Company and the Bank will submit the results of their company-run stress test to the Federal Reserve Board and OCC by March 31 and will publish a public summary of the results between June 15 and June 30.

•
Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, by requiring that lenders be able to substantiate they have made a good faith determination of a borrower's ability to repay a mortgage. The ability to repay requirement mandates specific factors that a lender must consider in evaluating a borrower's ability to repay. In 2013, federal regulators released the "qualified mortgage" rule. The qualified mortgage rule is intended to clarify the application of the Dodd-Frank Act requirement that mortgage lenders have a reasonable belief that borrowers have the ability to repay their mortgages. For mortgages meeting the regulatory definition of qualified mortgages, lenders generally enjoy a safe harbor with respect to compliance with the ability to repay rules. Generally, to be considered qualified mortgages, loans must meet all requirements set forth in the ability to repay rules and have debt-to-income ratios and closing costs not exceeding specified levels. Any prepayment penalties must fall within defined constraints. Loans meeting the regulatory definition of higher priced loans, or those with balloon, negative amortization or interest-only features do not meet the definition of qualified mortgages. While lenders are permitted to originate mortgages that do not meet the definition of qualified mortgages, the burden of demonstrating compliance with the ability to repay rules with respect to such mortgages is greater, possibly impeding a lender's ability to foreclose on such mortgages.
In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. On August 28, 2013, the OCC, the Federal Reserve Board, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a proposed rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5 percent of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by "qualified residential mortgages" ("QRMs"), which are loans deemed to have a lower risk of default. The proposed rule defines QRMs to have the same meaning as the term "qualified mortgage," as defined by the Consumer Financial Protection Bureau ("CFPB"). In addition, the Proposed Rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations. On October 22, 2014, the same regulatory agencies adopted a final version of the rule, retaining the same general substantive risk retention framework as the proposed rule.

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

•
Enhanced lending limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. The OCC has published a final rule amending its existing lending limits to incorporate changes made by the Dodd-Frank Act. The Dodd-Frank Act and the final rule amend the OCC's lending limit regulation to include credit exposures arising from derivative transactions and repurchase agreements, reverse repurchase agreements, securities lending transactions, and securities borrowing transactions. The final rule exempts certain types of transactions, and outlines the methods that banks can choose from to measure credit exposures of derivative transactions and securities financing transactions. In most cases, a bank may choose which method it will use; the OCC, however, may specify that a bank use a particular method for safety and soundness reasons.

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
Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and BankUnited. Banking entities with total assets of $10 billion or more, such as the Company and BankUnited, that engage in activities subject to the Volcker Rule will be required to establish a six-element compliance program to address the prohibitions of, and exemptions from, the Volcker Rule. The final rule became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve Board announced an extension of the conformance period for all banking entities until July 21, 2015. On December 18, 2014, the Federal Reserve Board granted an additional one year extension to July 21, 2016, for certain “legacy covered fund” investments and relationships entered into by banking entities prior to December 31, 2013. The Federal Reserve Board also indicated that it planned to grant an additional one year extension to July 21, 2017, at a later date.
In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve Board, the FDIC, the SEC, and the CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations ("CDOs") backed by trust preferred securities if the CDO meets certain requirements.
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
Regulatory Capital Requirements and Capital Adequacy
The federal bank regulators view capital levels as important indicators of an institution's financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution's capital adequacy is based on the regulator's assessment of numerous factors. Both the Company and BankUnited are subject to regulatory capital requirements.
The Federal Reserve Board has established risk-based and leverage capital guidelines for BHCs, including the Company. The OCC has established substantially similar risk-based and leverage capital guidelines applicable to national banks, including BankUnited. The risk-based capital guidelines in place as of December 31, 2014, commonly referred to as Basel I, were based upon the 1988 capital accord of the International Basel Committee on Banking Supervision ("Basel Committee"), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. The federal banking agencies subsequently adopted separate risk-based capital guidelines for so-called "core banks" based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards ("Basel II") issued by the Basel Committee in November 2005, and most recently are in the process of implementing the revised framework referred to as "Basel III."
Basel I
The risk-based capital standards are designed to make regulatory capital more sensitive to differences in credit and market risk profiles among banks and BHCs and to account for off-balance sheet exposures. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. Under the Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) was eight percent. At least half of total capital was required to be composed of tier 1 capital, which included common stockholders' equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and, for BHCs only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve Board also adopted a minimum leverage ratio for BHCs, requiring tier 1 capital of at least three percent of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets.
The federal banking agencies also established risk-based and leverage capital guidelines that FDIC-insured depository institutions were required to meet. These regulations were generally similar to those established by the Federal Reserve Board for bank holding companies.

Basel II
Under the final U.S. Basel II rules issued by the federal banking agencies, there were a small number of "core" banking organizations required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also required core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company and BankUnited were not among the core banking organizations required to use Basel II advanced approaches.
Basel III
On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase-in arrangements were subject to individual adoption by member nations, including the United States. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

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
Basel I and Basel II did not include a leverage requirement as an international standard. However, Basel III includes a non-risk adjusted tier 1 leverage ratio of 4%, based on a measure of total exposure rather than total assets and new liquidity standards.
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
Under the Basel III Capital Rules, banking organizations that do not meet the definition of an advanced approaches institution are provided a one-time option in their initial regulatory financial report filed after January 1, 2015 to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.
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
A minimum leverage ratio (tier 1 capital as a percentage of average total assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels, to be phased in at annual increments of 0.625% beginning in 2016. Banking organizations that fail to maintain the minimum required capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers, with distributions and discretionary bonus payments being completely prohibited if no capital conservation buffer exists, or in the event of the following: (i) the banking organization's capital conservation buffer was below 2.5% (or the minimum amount required) at the beginning of a quarter; and (ii) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period.
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
The enactment of the Basel III Capital Rules could increase the required capital levels of the Company and BankUnited. The Basel III Capital Rules became effective as applied to the Company and BankUnited on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019. The Company is incorporating the Basel III Capital Rules into its company-run stress tests beginning with the 2014-2015 stress-test cycle.
Liquidity Coverage Ratio
The Basel III Capital Rules adopted in July 2013 did not address the proposed liquidity coverage ratio ("LCR") called for by the Basel Committee's Basel III framework. On October 24, 2013, the Federal Reserve Board issued a proposed rule implementing a LCR requirement in the United States for larger banking organizations. On September 3, 2014, the Federal Reserve Board finalized the rule implementing a LCR requirement in a form largely identical to the proposed rule. Neither the Company nor BankUnited are subject to the LCR requirement.
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
The Company cannot determine the ultimate effect that additional potential future legislation, or subsequent additional regulations, if enacted, would have upon the Company's earnings or financial position.

Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2014, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2014, the Company and BankUnited were well capitalized.
As noted above, as of January 1, 2015, the Basel III Capital Rules amend the thresholds under the "prompt corrective action" framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.
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
BankUnited is a member of the Federal Home Loan Bank of Atlanta. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and BankUnited may only obtain advances for the purpose of providing funds for residential housing finance. As a member of the FHLB, BankUnited is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankUnited is in compliance with this requirement.
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
Employees
At December 31, 2014, we employed 1,569 full-time employees and 78 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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
Markets and economic conditions in the United States have generally improved from the economic downturn at the end of the last decade. Although real estate prices, unemployment rates and other economic indicators have improved, they have yet to return to pre-downturn levels. The potential for economic disruption continues and there can be no assurance that economic conditions will continue to improve. A slowing of improvement or a return to deteriorating business or economic conditions generally, or more specifically in the principal markets in which we do business, could have one or more of the following adverse effects on our business, financial condition and results of operations:

•	A decrease in demand for our loan and deposit products;

•	An increase in delinquencies and defaults by borrowers or counterparties;

•	A decrease in the value of our assets;

•	A decrease in earnings; and

•	A decrease in our ability to access the capital markets.
Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.
Our enterprise risk management framework is designed to minimize or mitigate the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited in their ability to anticipate the existence or development of risks that are currently unknown and unanticipated. The ineffectiveness of our enterprise risk management framework in mitigating the impact of known risks or the emergence of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations.
Risks Related to Our Business
Our business is highly susceptible to credit risk on our non-covered assets.
As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans, if any, may be insufficient to assure repayment. Credit losses are inherent in the business of making loans. To a lesser extent, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly if economic or market conditions deteriorate. It is difficult to determine the many ways in which a decline in economic or market conditions may impact the credit quality of our assets. The Loss Sharing Agreements only cover certain legacy assets, and credit losses on assets not covered by the Loss Sharing Agreements could have a material adverse effect on our operating results.

Our allowance for loan and lease losses may not be adequate to cover actual credit losses.
We maintain an allowance for loan and lease losses ("ALLL") that represents management's estimate of probable losses inherent in our credit portfolio. This estimate requires management to make significant assumptions and involves a high degree of judgment, particularly as our new loan portfolio has not yet developed an observable loss trend. Management considers numerous factors in determining the amount of the ALLL, including, but not limited to, internal risk ratings, loss forecasts, collateral values, delinquency rates, historical loss severities, the level of non-performing and restructured loans in the loan portfolio, product mix, underwriting practices, credit administration, portfolio trends, industry conditions, economic trends and net charge-off trends. The effects of any decreases in expected cash flows on covered loans are also considered in the establishment of the allowance for credit losses.
If management's assumptions and judgments prove to be incorrect, our current allowance may be insufficient and we may be required to increase our ALLL. In addition, regulatory authorities periodically review our ALLL and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Adverse economic conditions could make management's estimate even more complex and difficult to determine. Any increase in our ALLL will result in a decrease in net income and capital and could have a material adverse effect on our financial condition and results of operations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Analysis of the Allowance for Loan and Lease Losses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Loan and Lease Losses."
Our business is susceptible to interest rate risk.
Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. Changes in the value of investment securities available for sale directly impact equity through adjustments of accumulated other comprehensive income. Interest rates are highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve Board.
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. The current low level of market interest rates limits our ability to add higher yielding assets to the balance sheet. If this prolonged period of low rates continues beyond current forecasts, it may exacerbate downward pressure on our net interest margin and have a negative impact on our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.
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
Growth of our business, whether organic or through acquisitions, is an essential component of our business strategy. Commercial and consumer banking in our primary markets is highly competitive. There is no guarantee that we will be able to successfully execute our organic growth strategy in these markets.
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
Lastly, our growth plans are dependent on the availability of capital and funding. Our ability to raise capital through the sale of stock or debt securities may be affected by market conditions, economic conditions or regulatory changes. There is no assurance that sufficient capital or funding will be available in the future, upon acceptable terms or at all.
Failure to comply with the terms of our Loss Sharing Agreements with the FDIC may result in significant losses.
A significant portion of BankUnited's revenue continues to be derived from the covered assets. The Loss Sharing Agreements with the FDIC provide that a significant portion of losses related to the covered assets will be borne by the FDIC. Under the Loss Sharing Agreements, we are obligated to comply with certain loan servicing standards, including requirements to participate in government-sponsored loan modification programs. As these standards continue to evolve, we may experience difficulties in complying with the requirements of the Loss Sharing Agreements, which could result in covered assets losing some or all of their coverage. BankUnited's compliance with the terms of the Loss Sharing Agreements is subject to audit by the FDIC through its designated agent. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets losing their loss sharing coverage. See "Item 1. Business—The FSB Acquisition."
The geographic concentration of our markets in the coastal regions of Florida and the New York metropolitan area makes our business highly susceptible to local economic conditions.
Unlike larger financial institutions that are more geographically diversified, our operations are concentrated in the coastal regions of Florida and the New York metropolitan area. Additionally, a significant portion of our loans secured by real estate are secured by commercial and residential properties in these geographic regions. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in these regions or by changes in the local real estate markets. The Florida economy and our market in particular were affected by the most recent downturn in commercial and residential property values, and the decline in real estate values in Florida during the downturn was higher than the national average. Additionally, the Florida economy relies heavily on tourism and seasonal residents. Disruption or deterioration in economic conditions in the markets we serve could result in one or more of the following:

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
Delinquencies and defaults in residential mortgages have created a backlog in courts, where subject to judicial foreclosure, and an increase in the amount of legislative action that might restrict or delay our ability to foreclose and hence delay the collection of payments for single family residential loans under the Loss Sharing Agreements.
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
We make credit and reserve decisions based on current real estate values, the current conditions of borrowers, properties or projects and our expectations for the future. If real estate values or fundamentals underlying the commercial and residential real estate markets decline, we could experience higher delinquencies and charge-offs beyond that provided for in the ALLL.
Although we have the Loss Sharing Agreements with the FDIC, these agreements do not cover 100% of the losses attributable to covered assets. In addition, the Loss Sharing Agreements will not mitigate any losses on our non-covered assets.
Our portfolio of assets under operating lease is exposed to fluctuations in the demand for and valuation of the underlying assets.
Our equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased transportation equipment is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. A significant portion of our equipment under operating lease consists of rail cars used directly or indirectly in oil and gas drilling activities. Although we are carefully monitoring the potential impact of declines in oil and natural gas prices on our equipment on operating lease, there is no assurance that the values of this portfolio will not be adversely impacted by conditions in the energy industry.
Our reported financial results depend on management's selection and application of accounting methods and related assumptions and estimates.
Our accounting policies and estimates are fundamental to our reported financial condition and results of operations. Management is required to make difficult, complex or subjective judgments in selecting and applying many of these accounting policies. In some cases, management must select an accounting policy or method from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative.
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
Our internal controls may be ineffective.
Management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our financial condition and results of operations.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be very difficult to replicate. Although certain key members of our senior management team have entered into employment agreements with us, they may not complete the terms of their employment agreements or renew them upon expiration. Other members of our senior management team are not subject to employment agreements. Our success also depends on the experience of other key personnel and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
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
Our ability to compete successfully depends on a number of factors, including:

•	the ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe and sound banking practices;

•	the ability to attract and retain qualified employees to operate our business effectively;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.
Operational Risks
We are subject to a variety of operational, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including legal and compliance risk, the risk of fraud or theft by employees or outsiders and operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.

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
We are dependent on our information technology and telecommunications systems and third-party servicers. Systems failures or interruptions could have an adverse effect on our financial condition and results of operations.
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
While we select and monitor the performance of third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, or failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
Failure to detect or prevent a breach in information security or to protect customer privacy could have an adverse effect on our business.
In the normal course of our business, we collect, process and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events.
We provide our customers the ability to bank remotely, including online and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

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
Reputational risks could affect our results.
Our ability to originate new business and maintain existing customer relationships is highly dependent upon customer and other external perceptions of our business practices. Adverse perceptions regarding our business practices could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Adverse developments with respect to external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.
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
The Dodd-Frank Act imposes significant regulatory and compliance changes. There remains uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act, including the Volcker Rule and rules and regulations established by the CFPB, may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital and liquidity requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. For a more detailed description of the Dodd-Frank Act, see Item 1 "Business—Regulation and Supervision—The Dodd-Frank Act."

Failure to comply with the business plan filed with the OCC could have an adverse effect on our ability to execute our business strategy.
In conjunction with the conversion of its charter to that of a national bank, BankUnited was required to file a business plan with the OCC, and is required to update the business plan annually. Failure to comply with the business plan could subject the Bank to regulatory actions that could impede our ability to execute our business strategy. The provisions of the business plan restrict our ability to engage in business activities outside of those contemplated in the business plan or to expand the level of our growth beyond that contemplated in the business plan without regulatory non-objection.
Our ability to expand through acquisition or de novo branching requires regulatory approvals, and failure to obtain them may restrict our growth.
We may identify opportunities to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. We must generally receive federal regulatory approval before we can acquire an institution or business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution's record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell or close branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.
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
The federal Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the U.S. Treasury Department's Office of Foreign Assets Control.
In order to comply with regulations, guidelines and examination procedures in this area, we dedicate significant resources to the ongoing execution of our anti-money laundering program, continuously monitor and enhance as necessary our policies and procedures and maintain a, robust automated anti-money laundering software solution. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of financial institutions that we may acquire in the future are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our expansion plans.
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
The FDIC's restoration plan and any future related increased assessments could adversely affect our earnings.

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If the current level of deposit premiums are insufficient for the DIF to meet its funding requirements in the future, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures in the future, we may be required to pay FDIC premiums higher than current levels. Any future additional assessments or increases in FDIC insurance premiums may adversely affect results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
At December 31, 2014, BankUnited leased 139,572 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices and operations center. At December 31, 2014, we provided banking services at 100 branch locations in 15 Florida counties. Of the 100 branch properties, we leased 331,699 square feet in 93 locations and owned 32,416 square feet in 7 locations. We also leased 10,747 square feet of property and owned 4,000 square feet of property in Florida for future retail branch operations. Additionally, we leased 19,185 square feet of office space and 5,580 square feet of warehouse space.
At December 31, 2014, BankUnited leased 25,306 square feet of banking services space in New York City at 5 branch locations and 2,000 square feet of banking services space in Melville, New York at 1 branch location. We also leased 61,040 square feet of office space in New York in 4 locations.
At December 31, 2014, we leased 10,619 square feet of office and operations space in Baltimore, Maryland to house UCBL and Bridge; 5,488 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle; and 2,229 square feet of office and operations space in Orlando, Florida and Austin, Texas used by Bridge.
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
Market Information and Holders of Record
Shares of our common stock began trading on the NYSE under the symbol "BKU" on January 28, 2011. The last sale price of our common stock on the NYSE on February 24, 2015 was $32.79 per share.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2014		2013
	High	Low	High	Low
1st Quarter	$34.77	$30.45	$28.69	$24.22
2nd Quarter	35.38	31.36	27.00	24.17
3rd Quarter	34.13	30.34	31.47	26.25
4th Quarter	30.95	27.66	33.34	30.35
As of February 24, 2015, there were 580 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2015 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.21 per share on its common stock for each of the four quarters of 2014 and 2013 resulting in total dividends for 2014 and 2013 of $87.9 million and $87.1 million, respectively, or $0.84 per share for each of the years ended December 31, 2014 and 2013. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between January 28, 2011 (the day shares of our common stock began trading) and December 31, 2014, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock. The graph assumes our closing sales price on January 28, 2011 of $28.40 per share as the initial value of our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Index	1/28/2011	6/30/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014
BankUnited, Inc.	100.00	94.40	79.24	86.17	90.75	97.37	125.05	129.60	113.73
S&P 500	100.00	104.36	100.51	110.05	116.60	132.72	154.36	165.38	175.49
S&P Bank	100.00	92.40	88.70	106.19	110.19	133.72	149.55	158.73	172.75
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Selected Consolidated Financial Data
You should read the selected consolidated financial data set forth below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below at December 31, 2014, 2013, 2012, 2011 and 2010 and for the years then ended is derived from our audited consolidated financial statements.

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$187,517	$252,749	$495,353	$303,742	$564,774
Investment securities available for sale, at fair value	4,585,694	3,637,124	4,172,412	4,181,977	2,926,602
Loans, net	12,319,227	8,983,884	5,512,618	4,088,656	3,875,857
FDIC indemnification asset	974,704	1,205,117	1,457,570	2,049,151	2,667,401
Total assets	19,210,529	15,046,649	12,375,953	11,322,038	10,869,560
Deposits	13,511,755	10,532,428	8,538,073	7,364,714	7,163,728
Federal Home Loan Bank advances and other borrowings	3,318,559	2,414,313	1,925,094	2,236,337	2,255,692
Total liabilities	17,157,995	13,117,951	10,569,273	9,786,758	9,616,052
Total stockholder's equity	2,052,534	1,928,698	1,806,680	1,535,280	1,253,508
Covered assets	1,053,317	1,730,182	2,149,009	2,754,668	3,814,086

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$783,744	$738,821	$720,856	$638,097	$557,688
Interest expense	106,651	92,611	123,269	138,937	168,200
Net interest income	677,093	646,210	597,587	499,160	389,488
Provision for loan losses	41,505	31,964	18,896	13,828	51,407
Net interest income after provision for loan losses	635,588	614,246	578,691	485,332	338,081
Non-interest income (1)	84,165	68,049	73,941	163,217	297,779
Non-interest expense (2)	426,503	364,293	307,767	455,805	323,320
Income before income taxes	293,250	318,002	344,865	192,744	312,540
Provision for income taxes	89,035	109,066	133,605	129,576	127,805
Net income	$204,215	$208,936	$211,260	$63,168	$184,735
Share Data:
Earnings per common share, basic	$1.95	$2.03	$2.05	$0.63	$1.99
Earnings per common share, diluted	$1.95	$2.01	$2.05	$0.62	$1.99
Cash dividends declared per common share	$0.84	$0.84	$0.72	$0.56	$0.37
Dividend payout ratio	43.06%	41.73%	35.13%	90.32%	18.59%
Other Data (unaudited):
Financial ratios
Return on average assets	1.21%	1.55%	1.71%	0.58%	1.65%
Return on average common equity	10.13%	11.16%	12.45%	4.34%	15.43%
Yield on earning assets (3)	5.33%	6.54%	7.28%	7.92%	7.26%
Cost of interest bearing liabilities	0.87%	0.94%	1.33%	1.62%	1.81%
Equity to assets ratio	10.68%	12.82%	14.60%	13.56%	11.53%
Interest rate spread (3)	4.46%	5.60%	5.95%	6.30%	5.45%
Net interest margin (3)	4.61%	5.73%	6.05%	6.21%	5.08%
Loan to deposit ratio (4)	91.89%	85.96%	65.28%	56.23%	54.96%
Asset quality ratios
Non-performing loans to total loans(4)(5)	0.31%	0.39%	0.62%	0.70%	0.66%
Non-performing assets to total assets (6)	0.27%	0.51%	0.89%	1.35%	2.14%
ALLL to total loans	0.77%	0.77%	1.06%	1.17%	1.48%
ALLL to non-performing loans (5)	244.69%	195.52%	171.21%	167.59%	226.35%
Non-covered ALLL to non-covered non-performing loans (5)	281.54%	246.73%	256.65%	859.34%	191.56%
Net charge-offs to average loans	0.15%	0.31%	0.17%	0.62%	0.37%
Non-covered net charge-offs to average non-covered loans	0.08%	0.34%	0.09%	0.36%	0.04%

	At December 31,
	2014	2013	2012	2011	2010
Capital ratios
Tier 1 risk-based capital	15.45%	21.06%	33.60%	41.62%	42.97%
Total risk-based capital	16.27%	21.93%	34.88%	42.89%	43.71%
Tier 1 leverage	10.70%	12.42%	13.16%	13.06%	10.76%

(1)	Includes accretion of FDIC indemnification asset for the years ended December 31, 2011 and 2010.

(2)	Includes $110.4 million of equity based compensation recorded in conjunction with the IPO during the year ended December 31, 2011.

(3)	On a tax-equivalent basis.

(4)	Total loans is net of premiums, discounts and deferred fees and costs.

(5)
We define non-performing loans to include non-accrual loans, loans, other than acquired credit impaired ("ACI") loans, that are past due 90 days or more and still accruing and certain loans modified in troubled debt restructurings. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans. The carrying value of ACI loans contractually delinquent by more than 90 days, but not identified as non-performing was $23 million, $78 million, $177 million, $361 million and $718 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(6)	Non-performing assets include non-performing loans and OREO.

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
Overview
Performance Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average assets and return on average equity and asset quality ratios, particularly for the non-covered portfolio, including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in the loan portfolio by region and product type, deposit growth, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Performance highlights include:

•
Net income for the year ended December 31, 2014 was $204.2 million or $1.95 per diluted share, compared to $208.9 million or $2.01 per diluted share for the year ended December 31, 2013. Earnings for 2014 generated a return on average stockholders' equity of 10.13% and a return on average assets of 1.21%.

•
Net interest income for 2014 was $677.1 million, an increase of $30.9 million over the prior year. The net interest margin, calculated on a tax-equivalent basis, decreased to 4.61% for 2014 from 5.73% for 2013. The primary driver of the decline in the net interest margin was the continued shift in the composition of the loan portfolio away from higher yielding covered loans into new loans originated at lower current market rates of interest. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2014 and 2013 (on a tax-equivalent basis):

•
2014 was marked by strong loan growth across our market and portfolio segments. New loans grew by $4.0 billion, excluding the impact of the sale of $303 million of indirect auto loans in the second quarter, to $11.3 billion at December 31, 2014. New loan growth was concentrated in the commercial portfolio, commensurate with our core business strategy. The following charts compare the composition of our loan portfolio by portfolio segment and of our new loan portfolio by region at December 31, 2014 and 2013.

(1)
National platform is defined as loans and leases made by our commercial finance subsidiaries, purchased residential mortgage loans, mortgage warehouse loans and until their sale in the second quarter of 2014, indirect auto loans.

•
Loss sharing under the terms of BankUnited, N.A.’s Commercial Shared-Loss Agreement with the FDIC terminated on May 21, 2014. The sale of covered commercial and consumer loans and commercial OREO in anticipation of the termination resulted in a net favorable pre-tax impact on earnings of $12.2 million, inclusive of the impact of FDIC loss sharing and direct expenses of the sale.

•
The Company's effective tax rate decreased to 30.4% for the year ended December 31, 2014 from 34.3% for the year ended December 31, 2013. The decrease in the effective tax rate reflected increases in income not subject to federal tax, benefits resulting from state tax law changes, changes in certain state tax positions and an increase in the amount of reserves for uncertain state tax positions released as a result of the lapse in the statute of limitations related thereto.

•
Total deposits grew by $3.0 billion for the year ended December 31, 2014 to $13.5 billion, including deposits of $1.6 billion in New York. The weighted average cost of deposits declined to 0.61% for the year ended December 31, 2014 from 0.65% for the year ended December 31, 2013. The following charts illustrate the composition of deposits at December 31, 2014 and 2013:

•
Asset quality remained strong. At December 31, 2014, 99% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.29% and the ratio of non-covered non-performing assets to total assets was 0.17% at December 31, 2014. Credit risk related to the covered assets is significantly mitigated by the Loss Sharing Agreements. A comparison of our non-covered, non-performing assets ratio to that of our peers at December 31, 2014, 2013 and 2012 is presented in the chart below:

(1)	Calculated as non-covered non-performing assets as a percentage of total assets.

(2)	Source: SNL Financial. Peer data reflects median values for publicly traded U.S. banks and thrifts with assets between $10-25 billion and $1-5 billion in market capitalization.

•
The Company's and the Bank's capital ratios exceed all regulatory "well capitalized" guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines as of December 31, 2014 and 2013:

BankUnited, Inc:
BankUnited, N.A.:

2014
2013
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
9.1%
5.0%
4.0%
13.2%
6.0%
4.0%
14.0%
10.0%
8.0%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
10.6%
5.0%
4.0%
18.1%
6.0%
4.0%
18.9%
10.0%
8.0%
Tier 1 leverage capital
Tier 1 risk-based capital
Total risk-based capital
Actual
Required to be Considered Well Capitalized
Required to be Considered Adequately Capitalized

Opportunities and Challenges
Management has identified significant opportunities for our Company, including:

•
Economic recovery continued across our market areas in 2014. Florida unemployment declined to 5.6% in December 2014 from 6.3% in December 2013. Similarly, unemployment in New York declined to 5.8% from 7.0% and nationally to 5.6% from 6.7% over the same period. Our capital position, market presence and experienced lending and deposit gathering teams position us well for continued organic growth in Florida and the Tri-State market, both of which we believe to be attractive banking markets. We also expect continued growth from our national lending platforms.

•	We continue to evaluate potential strategic acquisitions of financial institutions and complementary businesses.

•	The potential to further optimize our deposit mix in conjunction with the growth of our core commercial business.
We have also identified significant challenges confronting the industry and our Company:

•
The sustained low interest rate environment and competitive market conditions are likely to continue to put pressure on our net interest margin, particularly as higher yielding covered assets are liquidated or mature and are replaced with assets originated or purchased at current market rates of interest.

•	Uncertainty about fiscal and monetary policy may impact the business and economic environment in our primary market areas.

•
Uncertainty about the full impact of new regulation may present challenges in the execution of our business strategy and the management of non-interest expense. For additional discussion, see "Item 1. Business—Regulation and Supervision."

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
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
Allowance for Loan and Lease Losses
The ALLL represents management's estimate of probable loan losses inherent in the Company's loan portfolio. Determining the amount of the ALLL is considered a critical accounting estimate because of its complexity and because it requires significant judgment and estimation. Estimates that are particularly susceptible to change that may have a material impact on the amount of the ALLL include:

•	the amount and timing of expected future cash flows from ACI loans and impaired loans;

•	the value of underlying collateral, which impacts loss severity and certain cash flow assumptions;

•	the selection of proxy data used to calculate loss factors;

•	our evaluation of loss emergence and historical loss experience periods;

•	our evaluation of the risk profile of various loan portfolio segments, including internal risk ratings; and

•	our selection and evaluation of qualitative factors.
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
Fair Value Measurements
The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale and derivative instruments. Assets that may be measured at fair value on a non-recurring basis include OREO, impaired loans, loans held for sale, goodwill, intangible assets, mortgage servicing rights and assets acquired and liabilities assumed in business combinations. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.
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
When observable market quotes are not available, fair value is estimated using modeling techniques such as discounted cash flow analyses and option pricing models. These modeling techniques utilize assumptions that we believe market participants would use in pricing the asset or the liability.

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
Impact of Acquisition Accounting, ACI Loan Accounting and the Loss Sharing Agreement
The application of acquisition accounting, accounting for loans acquired with evidence of deterioration in credit quality since origination ("ACI" or "Acquired Credit Impaired" loans) and the provisions of the Loss Sharing Agreements have had a material impact on our financial condition and results of operations. The more significant ways in which our financial statements have been impacted are summarized below and discussed in more detail throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations":

•
Under the acquisition method of accounting, all of the assets acquired and liabilities assumed in the FSB Acquisition were initially recorded on the consolidated balance sheet at their estimated fair values as of May 21, 2009. These estimated fair values differed materially from the carrying amounts of many of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Bank immediately prior to the FSB Acquisition. In particular, the carrying amount of investment securities, loans, the FDIC indemnification asset, goodwill, net deferred tax assets, deposit liabilities, and FHLB advances were materially impacted by these adjustments. The reported amounts of the assets identified above continue to be affected by the adjustments;

•
Interest income and the net interest margin reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and, to a lesser extent, interest expense reflects the impact of amortization of the fair value adjustments made to the carrying amounts of interest bearing liabilities in conjunction with the FSB Acquisition;

•
The estimated fair value at which the acquired loans were initially recorded by the Company was significantly less than the UPB of the loans. No ALLL was recorded with respect to acquired loans at the FSB Acquisition date. The write-down of loans to fair value in conjunction with the application of acquisition accounting and credit protection provided by the Loss Sharing Agreements reduce the impact of the provision for loan losses related to the acquired loans on the results of operations;

•
Acquired investment securities were recorded at their estimated fair values at the FSB Acquisition date, significantly reducing the potential for other-than-temporary impairment charges in periods subsequent to the FSB Acquisition for the acquired securities;

•
An indemnification asset related to the Loss Sharing Agreements with the FDIC was recorded in conjunction with the FSB Acquisition. The Loss Sharing Agreements afford the Company significant protection against future credit losses related to covered assets, including up to 90 days of past due interest, as well as reimbursement of certain expenses;

•	Non-interest expense includes the effect of amortization or accretion of the indemnification asset;

•
Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Loss Sharing Agreements. The impact of gains or losses related to transactions in covered loans and OREO is significantly mitigated by FDIC indemnification; and

•
ACI loans that are contractually delinquent may not be reflected as non-accrual loans or non-performing assets due to the accounting treatment accorded such loans under Accounting Standards Codification ("ASC") section 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

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
Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 8.0%, 14.4%, and 29.1% of total loans, net of premiums, discounts and deferred fees and costs, at December 31, 2014, 2013 and 2012, respectively. As this trend continues, we expect our net interest margin and interest rate spread to decrease.
Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. Interest income for the years ended December 31, 2014, 2013 and 2012 was impacted by proceeds from loans in this pool. The UPB of loans remaining in this pool was insignificant at December 31, 2014.
Fair value adjustments of interest earning assets and interest bearing liabilities recorded at the time of the FSB Acquisition are accreted to interest income or expense over the lives of the related assets or liabilities. Generally, accretion of these fair value adjustments increases interest income and decreases interest expense, and thus has a positive impact on our net interest income, net interest margin and interest rate spread. Accretion of fair value adjustments on interest bearing liabilities has not had a significant impact on interest expense in the last two years. The impact of accretion of fair value adjustments on interest income will continue to decline as these assets mature or are repaid and constitute a smaller portion of total interest earning assets.
The impact of accretion and ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

The following table presents, for the years ended December 31, 2014, 2013 and 2012, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis (dollars in thousands):

	2014			2013			2012
	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)
Assets:
Interest earning assets:
Loans	$10,536,287	$678,274	6.44%	$6,817,786	$625,948	9.18%	$4,887,209	$588,950	12.05%
Investment securities (2)	3,984,543	111,471	2.80%	4,135,407	117,289	2.84%	4,611,379	135,833	2.95%
Other interest earning assets	453,252	7,845	1.73%	500,306	5,342	1.07%	522,184	4,931	0.94%
Total interest earning assets	14,974,082	797,590	5.33%	11,453,499	748,579	6.54%	10,020,772	729,714	7.28%
Allowance for loan and lease losses	(76,606)			(62,461)			(56,463)
Non-interest earning assets	1,928,564			2,057,923			2,387,719
Total assets	$16,826,040			$13,448,961			$12,352,028
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$773,655	3,254	0.42%	$582,623	2,698	0.46%	$504,614	3,155	0.63%
Savings and money market deposits	5,092,444	25,915	0.51%	4,280,531	20,620	0.48%	3,912,444	24,093	0.62%
Time deposits	3,716,611	43,792	1.18%	2,844,377	37,248	1.31%	2,632,451	38,930	1.48%
Total interest bearing deposits	9,582,710	72,961	0.76%	7,707,531	60,566	0.79%	7,049,509	66,178	0.94%
FHLB advances and other borrowings	2,623,924	33,690	1.28%	2,098,231	32,045	1.53%	2,240,345	57,091	2.55%
Total interest bearing liabilities	12,206,634	106,651	0.87%	9,805,762	92,611	0.94%	9,289,854	123,269	1.33%
Non-interest bearing demand deposits	2,366,621			1,586,007			1,099,448
Other non-interest bearing liabilities	235,930			184,645			265,399
Total liabilities	14,809,185			11,576,414			10,654,701
Stockholders' equity	2,016,855			1,872,547			1,697,327
Total liabilities and stockholders' equity	$16,826,040			$13,448,961			$12,352,028
Net interest income		$690,939			$655,968			$606,445
Interest rate spread			4.46%			5.60%			5.95%
Net interest margin			4.61%			5.73%			6.05%

(1)	On a tax-equivalent basis where applicable

(2)	At fair value except for investment securities held to maturity

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

	2014 Compared to 2013			2013 Compared to 2012
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$239,133	$(186,807)	$52,326	$177,261	$(140,263)	$36,998
Investment securities	(4,164)	(1,654)	(5,818)	(13,471)	(5,073)	(18,544)
Other interest earning assets	(799)	3,302	2,503	(268)	679	411
Total interest income	234,170	(185,159)	49,011	163,522	(144,657)	18,865
Interest Expense Attributable to:
Interest bearing demand deposits	789	(233)	556	401	(858)	(457)
Savings and money market deposits	4,011	1,284	5,295	2,004	(5,477)	(3,473)
Time deposits	10,242	(3,698)	6,544	2,793	(4,475)	(1,682)
Total interest bearing deposits	15,042	(2,647)	12,395	5,198	(10,810)	(5,612)
FHLB advances and other borrowings	6,891	(5,246)	1,645	(2,194)	(22,852)	(25,046)
Total interest expense	21,933	(7,893)	14,040	3,004	(33,662)	(30,658)
Increase (decrease) in net interest income	$212,237	$(177,266)	$34,971	$160,518	$(110,995)	$49,523
Year ended December 31, 2014 compared to year ended December 31, 2013
Net interest income, calculated on a tax-equivalent basis, was $690.9 million for the year ended December 31, 2014 compared to $656.0 million for the year ended December 31, 2013, an increase of $35.0 million. The increase in net interest income was comprised of an increase in interest income of $49.0 million, offset by an increase in interest expense of $14.0 million.
The increase in tax-equivalent interest income resulted primarily from a $52.3 million increase in interest income from loans offset by a $5.8 million decrease in interest income from investment securities.
Increased interest income from loans was attributable to a $3.7 billion increase in the average balance outstanding partially offset by a 2.74% decrease in the tax-equivalent yield to 6.44% for the year ended December 31, 2014 from 9.18% for the year ended December 31, 2013. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the year ended December 31, 2014 than for the comparable period in 2013. New loans represented 87.8% of the average balance of loans outstanding for the year ended December 31, 2014 as compared to 75.6% for the year ended December 31, 2013. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•
The tax-equivalent yield on new loans declined to 3.56% for the year ended December 31, 2014 from 3.76% for the year ended December 31, 2013, primarily reflecting the addition of loans to the portfolio at lower market rates.

•
Interest income on loans acquired in the FSB Acquisition totaled $348.6 million and $431.1 million for the years ended December 31, 2014 and 2013, respectively. The tax-equivalent yield on those loans increased to 27.09% for the year ended December 31, 2014 from 26.02% for the year ended December 31, 2013. The increase in the yield on loans acquired in the FSB Acquisition resulted primarily from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield for ACI loans. The yield on loans acquired in the FSB Acquisition was also impacted by a decrease in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero, which accounted for a 0.65% decrease in the yield. Interest income on loans included $30.9 million and $50.6 million in proceeds from sales of loans in this pool for the years ended December 31, 2014 and 2013, respectively. The impact on interest income of sales of loans from this pool will not be significant in the future.
The average balance of investment securities decreased by $151 million for the year ended December 31, 2014 from the year ended December 31, 2013 while the tax-equivalent yield declined to 2.80% for the year ended December 31, 2014 from 2.84% for 2013.
The components of the increase in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 were a $12.4 million increase in interest expense on deposits and a $1.6 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase of $1.9 billion in average interest bearing deposits. This was partially offset by a decline in market interest rates on time deposits, leading to a decrease in the average rate paid on interest bearing deposits to 0.76% for the year ended December 31, 2014 from 0.79% for the year ended December 31, 2013.
The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and fair value accretion, declined by 0.25% to 1.28% for the year ended December 31, 2014 from 1.53% for the year ended December 31, 2013. This decline reflected the impact of the maturity of higher rate advances and the addition of new advances at lower market interest rates.
The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2014 was 4.61% as compared to 5.73% for the year ended December 31, 2013, a decrease of 112 basis points. The interest rate spread decreased to 4.46% for the year ended December 31, 2014 from 5.60% for the year ended December 31, 2013. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans partly offset by a lower cost of deposits and borrowings, as discussed above. We expect the net interest margin and interest rate spread to continue to decline as the composition of the loan portfolio shifts away from higher yielding loans acquired in the FSB Acquisition into new loans originated at lower current market rates of interest. The net interest margin was also positively impacted by an increase in the ratio of the average balance of loans to total interest-earning assets and an increase in the ratio of the average balance of interest-earning assets to interest bearing liabilities.
Year ended December 31, 2013 compared to year ended December 31, 2012
Net interest income, calculated on a tax‑equivalent basis, was $656.0 million for the year ended December 31, 2013 compared to $606.4 million for the year ended December 31, 2012, an increase of $49.5 million. The increase in net interest income was comprised of an increase in interest income of $18.9 million and a decrease in interest expense of $30.7 million.
The increase in tax‑equivalent interest income resulted primarily from a $37.0 million increase in interest income from loans offset by an $18.5 million decrease in interest income from investment securities available for sale.
Increased interest income from loans was attributable to a $1.9 billion increase in the average balance outstanding partially offset by a 2.87% decrease in the tax-equivalent yield to 9.18% for the year ended December 31, 2013 from 12.05% for the year ended December 31, 2012. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the year ended December 31, 2013 than for the comparable period in 2012. New loans represented 75.6% of the average balance of loans outstanding for the year ended December 31, 2013 as compared to 55.8% for the year ended December 31, 2012.

•
The tax-equivalent yield on new loans declined to 3.76% for the year ended December 31, 2013 from 4.34% for the year ended December 31, 2012, primarily reflecting the addition of loans to the portfolio at lower market rates.

•
Interest income on loans acquired in the FSB Acquisition totaled $431.1 million and $469.8 million for the years ended December 31, 2013 and 2012, respectively. The tax-equivalent yield on those loans increased to 26.02% for the year ended December 31, 2013 from 21.80% for the year ended December 31, 2012. The increase in the yield on loans acquired in the FSB Acquisition resulted primarily from (i) improvements in the timing and amount of expected cash flows from ACI loans and corresponding transfers from non‑accretable difference to accretable yield and (ii) an increase in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero, which accounted for a 1.66% increase in the yield on loans acquired in the FSB Acquisition. Interest income on loans included $50.6 million and $29.9 million in proceeds from sales of loans in this pool for the years ended December 31, 2013 and 2012, respectively.

The average balance of investment securities available for sale decreased by $476 million for the year ended December 31, 2013 from the year ended December 31, 2012 while the tax‑equivalent yield declined to 2.84% for the year ended December 31, 2013 from 2.95% for the same period in 2012. The decline in yield resulted from lower prevailing market interest rates and changes in portfolio composition. The decline in average balance resulted from sales of investment securities, discussed further in the sections entitled “Non‑Interest Income” and “Analysis of Financial Condition-Investment Securities Available for Sale.”
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
The net interest margin, calculated on a tax‑equivalent basis, for the year ended December 31, 2013 was 5.73% as compared to 6.05% for the year ended December 31, 2012, a decrease of 32 basis points. The interest rate spread decreased to 5.60% for the year ended December 31, 2013 from 5.95% for the year ended December 31, 2012. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and borrowings, as discussed above.
Provision for Loan Losses
The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under U.S. GAAP. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality of and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, statistical trends and economic and other relevant factors. See “Analysis of the Allowance for Loan and Lease Losses” below and Note 1 to the consolidated financial statements for more information about how we determine the appropriate level of the allowance.
For the years ended December 31, 2014, 2013 and 2012, we recorded provisions for loan losses of $41.7 million, $33.7 million and $19.4 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
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
Since the recognition of a provision for (recovery of) loan losses on covered loans represents an increase (reduction) in the amount of reimbursement we ultimately expect to receive from the FDIC, we also record an increase (decrease) in the FDIC indemnification asset for the present value of the projected increase (reduction) in reimbursement, with a corresponding increase (decrease) in non-interest income, recorded in “Net loss on FDIC indemnification” as discussed below in the section entitled “Non-interest income.” Therefore, the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the years ended December 31, 2014, 2013 and 2012, we recorded recoveries of losses on covered loans of $(0.2) million, $(1.7) million, and $(0.5) million and increases (reductions) in related non-interest income of $(0.1) million, $(1.6) million, and $0.3 million, respectively. Also see the section below entitled "Termination of the Commercial Shared-Loss Agreement."

Non-Interest Income
The Company reported non-interest income of $84.2 million, $68.0 million and $73.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. A significant portion of our non-interest income relates to the covered assets, including the resolution of assets covered by our Loss Sharing Agreements with the FDIC and gains and losses on the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions of our size.
The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Income from resolution of covered assets, net	$49,082	$78,862	$51,016
Net loss on FDIC indemnification	(46,396)	(50,638)	(6,030)
FDIC reimbursement of costs of resolution of covered assets	4,440	9,397	19,569
Gain (loss) on sale of covered loans, net	20,369	(16,195)	(29,270)
Other-than-temporary impairment ("OTTI") on covered investment securities available for sale	—	(963)	—
Mortgage insurance income and modification incentives	5,036	7,617	15,765
Non-interest income from covered assets	32,531	28,080	51,050
Service charges and fees	16,612	14,255	12,716
Gain on sale of non-covered loans	678	726	613
Gain on investment securities available for sale, net	3,859	9,592	17,039
Lease financing	21,601	8,214	791
Loss on extinguishment of debt	—	—	(14,175)
Loss on termination of interest rate swap	—	—	(8,701)
Other non-interest income	8,884	7,182	14,608
	$84,165	$68,049	$73,941
Non-interest income related to transactions in the covered assets
Historically, a significant portion of our non-interest income has resulted from transactions related to the resolution of assets covered by our Loss Sharing Agreements with the FDIC. As covered assets continue to decline, we expect the net impact of these transactions on results of operations to decrease.
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
The following table provides further detail of the components of income from resolution of covered assets, net for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Payments in full	$47,855	$69,673	$70,562
Foreclosures	(1,556)	(2,657)	(19,326)
Short sales	(388)	(2,334)	(5,046)
Charge-offs	(1,016)	(927)	(2,918)
Recoveries	4,187	15,107	7,744
Income from resolution of covered assets, net	$49,082	$78,862	$51,016
Income from resolution of covered assets, net was $49.1 million, $78.9 million and $51.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012. The decrease in income for the year ended December 31, 2014 compared to the year ended December 31, 2013 resulted mainly from decreases in income from residential paid in full resolutions and decreased recoveries on commercial loans. The increase in income for the year ended December 31, 2013 compared to the year ended December 31, 2012 resulted mainly from increased recoveries on commercial loans and lower losses from residential foreclosure resolutions. The substantial majority of income from resolution of covered assets has resulted from transactions covered under the Single Family Shared-Loss Agreement.
The decrease in income from payments in full for the year ended December 31, 2014 compared to the year ended December 31, 2013 was the result of a reduction in the number of paid in full resolutions and a decrease in average income per resolution. Average income per resolution declined in part due to updated cash flow forecasts, reflecting additional history with the performance of covered loans.
A decline in the level of foreclosure and short sale activity coupled with improving home prices led to a decrease in losses on resolutions from foreclosures and short sales in 2014 compared to 2013 and in 2013 compared to 2012.
Fluctuations in the amount of income from recoveries were attributable primarily to two large commercial loan recoveries recognized in 2013.
Sales of covered 1-4 single family residential loans for the years ended December 31, 2014, 2013 and 2012 are summarized as follows (in thousands):

	2014	2013	2012
UPB of loans sold (1)	$219,297	$127,972	$165,999
Cash proceeds, net of transaction costs (1)	$143,450	$64,588	$69,986
Carrying value of loans sold (1)	141,052	80,783	99,256
Net pre-tax impact on earnings, excluding gain on FDIC indemnification (1)	$2,398	$(16,195)	$(29,270)
Gain (loss) on indemnification asset (2)	$(809)	$21,021	$30,725

(1)	Excludes loans sold from a pool of ACI loans with a zero carrying value.

(2)	Includes gains of $1,514, $8,326 and $7,302 related to loans sold from a pool of ACI loans with a zero carrying value for the years ended December 31, 2014, 2013 and 2012, respectively.
Loans were sold on a non-recourse basis to third parties. The improvement in results of these sales for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and for the year ended December 31, 2013 as compared to the year ended December 31, 2012 resulted primarily from improved pricing on the sales. Improved pricing reflected both improvement in the quality of loans sold and better market conditions. No gain or loss on sale of loans was recorded in the consolidated financial statements on the sale of loans from the pool of loans with a zero carrying value; rather, proceeds from sale of loans in this pool were reflected in interest income upon receipt as discussed above. Since reimbursements from the FDIC under the Loss Sharing Agreements are calculated based on UPB of the loans rather than on their financial statement carrying amounts, the gain on indemnification asset recorded related to the sale of these loans included a component related to the sale of loans from the zero carrying value pool. We anticipate that we will continue to exercise our right to sell covered loans on a quarterly basis in the future.
In accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in the first quarter of 2014. Commercial and consumer loans with a carrying value of $86.5 million were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval. A provision for loan losses in the amount of $3.5 million, representing the excess of carrying value over the fair value of specific loans, was recognized upon the transfer to loans held for sale. The Company sold these covered loans during the three months ended March 31, 2014 receiving cash proceeds, net of transaction costs, in the amount of $101.0 million. The Company also sold commercial OREO properties with a carrying value of $1.3 million for cash proceeds of $0.8 million. The following table summarizes the impact of these transactions on pre-tax income, as reflected in the consolidated statements of income, for the year ended December 31, 2014 (in thousands):

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
The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. These amounts are included in non-interest expense in the consolidated financial statements. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item "Net loss on FDIC indemnification."
As discussed further in the section entitled "Investment Securities Available for Sale", the net loss on FDIC indemnification for the year ended December 31, 2013 was also impacted by an OTTI loss recognized on one covered security.

Net loss on FDIC indemnification of $46.4 million, $50.6 million and $6.0 million was recorded for the years ended December 31, 2014, 2013 and 2012, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the years ended December 31, 2014, 2013 and 2012 was $26.0 million, $20.4 million and $10.5 million, respectively, as detailed in the following tables (in thousands):

	2014
	Transaction Income	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$33	$(54)	$(21)
Income from resolution of covered assets, net	49,082	(39,127)	9,955
Gain on sale of covered loans	20,369	(5,338)	15,031
Gain on covered investment securities available for sale	209	(167)	42
Gain on covered OREO	2,744	(1,710)	1,034
	$72,437	$(46,396)	$26,041

(1)	Transaction income includes provisions of $210 related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated income statement.

	2013
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$1,738	$(1,574)	$164
Income from resolution of covered assets, net	78,862	(64,793)	14,069
Loss on sale of covered loans	(16,195)	21,021	4,826
Loss on covered investment securities available for sale	(963)	770	(193)
Gain on covered OREO	7,629	(6,062)	1,567
	$71,071	$(50,638)	$20,433

	2012
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$503	$344	$847
Income from resolution of covered assets, net	51,016	(41,962)	9,054
Loss on sale of covered loans	(29,270)	30,725	1,455
Loss on covered OREO	(5,762)	4,863	(899)
	$16,487	$(6,030)	$10,457
Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as "FDIC reimbursement of costs of resolution of covered assets" in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. This may result in the expense and the related income from reimbursements being recorded in different periods. For the years ended December 31, 2014, 2013 and 2012 non-interest expense included approximately $4.3 million, $8.3 million and $20.3 million, of expenses subject to reimbursement at the 80% level under the Loss Sharing Agreements. During the years ended December 31, 2014, 2013 and 2012, claims of $4.4 million, $9.4 million and $19.6 million, respectively, were submitted to the FDIC for reimbursement.

Mortgage insurance income totaled $1.7 million, $2.1 million and $9.8 million and modification incentives totaled $3.3 million, $5.6 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offset amounts otherwise reimbursable by the FDIC. Modification incentives represent amounts received from the Department of Treasury related to loans modified under the Home Affordable Modification Program ("HAMP"), net of amounts reimbursed to the FDIC. Year over year declines in mortgage insurance and modification incentives income reflect the reduced volume of covered loan foreclosure resolution and HAMP modification activity over the period.
Other components of non-interest income
Year over year increases in service charges and fees relate primarily to the growth in deposits and loans.
The Company terminated its indirect auto lending activities in the second quarter of 2014. Gain on sale of non-covered loans for the year ended December 31, 2014 includes the gain on sale of substantially all of our indirect auto loans. The Company sold these loans, with a recorded investment of $302.8 million, in June 2014 receiving cash proceeds, net of transaction costs, in the amount of $303.0 million. The total impact of this transaction on pre-tax earnings was a net increase of $1.8 million, inclusive of the gain on sale of $0.2 million, exit costs of $(0.7) million, and elimination of the related allowance for loan losses of $2.3 million. The remainder of gains on sale of non-covered loans for the years ended December 31, 2014, 2013 and 2012 relate to the sale of residential mortgages originated for sale into the secondary market.
Gains from the sale of investment securities available for sale for the year ended December 31, 2013 included net gains of $2.3 million related to the liquidation of our positions in collateralized loan obligations ("CLOs") and certain re-securitized real estate mortgage investment conduits ("Re-Remics") in response to the release of the Volcker Rule and net gains of $1.6 million from the sale of securities formerly held by Herald in conjunction with the merger of Herald into BankUnited.
During the year ended December 31, 2012 we sold agency mortgage-backed securities with an aggregate fair value of $527 million, utilizing the proceeds to extinguish $520 million of FHLB advances and terminate a cash flow hedge with a combined cost of borrowing of 3.46%. We realized a gain on sale of these securities of $10.0 million, a loss on extinguishment of the FHLB advances of $14.2 million and a loss on termination of the cash flow hedge of $8.7 million. In addition, we recognized approximately $6.4 million of aggregate realized gains in 2012 from the liquidation of our position in non-investment grade and certain other preferred stock positions in order to reduce our concentration in bank preferred stock investments.
The rest of the net gains on investment securities available for sale for the years ended December 31, 2014, 2013 and 2012 related to sales of securities in the normal course of managing liquidity, the Company's cash position and portfolio duration and yield.
Income from lease financing increased to $21.6 million for the year ended December 31, 2014 from $8.2 million for the year ended December 31, 2013 and $0.8 million for the year ended December 31, 2012. The increase in income is consistent with the growth in the portfolio of assets under lease.
The most significant fluctuations in other non-interest income were:

•	Investment services income totaled $0.9 million and $4.4 for the years ended December 31, 2013 and 2012, respectively. This line of business was discontinued in 2013.

•	Other non-interest income for the year ended December 31, 2012 included a gain of $5.3 million on the acquisition of Herald.

Non-Interest Expense
The following table presents the components of non-interest expense for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Employee compensation and benefits	$195,218	$173,763	$173,261
Occupancy and equipment	70,520	63,766	54,465
Amortization (accretion) of FDIC indemnification asset	69,470	36,943	(15,306)
(Gain) loss on other real estate owned	(2,617)	(7,629)	5,762
Foreclosure and other real estate owned expense	4,976	10,442	20,268
Deposit insurance expense	9,348	7,648	7,248
Professional fees	13,178	21,934	15,468
Telecommunications and data processing	13,381	13,034	12,462
Other non-interest expense	53,029	44,392	34,139
	$426,503	$364,293	$307,767
Non-interest expense as a percentage of average assets was 2.5%, 2.4% and 2.6.% for the years ended December 31, 2014, 2013 and 2012, respectively. The more significant components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the year ended December 31, 2014 increased by $21.5 million as compared to the year ended December 31, 2013. This increase related primarily to the Company's overall growth and its expansion into New York. Employee compensation and benefits for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflected a decrease of $10.0 million in equity-based compensation resulting primarily from the vesting in 2012 of instruments issued in conjunction with the IPO. Increased compensation costs related to the Company's growth and expansion into New York offset this decrease in equity-based compensation.
Occupancy and equipment
Occupancy and equipment expense increased by $6.8 million or 10.6% for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and by $9.3 million or 17.1% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. These increases related primarily to the Company's growth and expansion into New York.
Amortization (accretion) of FDIC indemnification asset
Amortization (accretion) of FDIC indemnification asset totaled $69.5 million, $36.9 million and $(15.3) million respectively, for the years ended December 31, 2014, 2013 and 2012.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the years ended December 31, 2014, 2013 and 2012, the average rate at which the FDIC indemnification asset was amortized (accreted) was 6.41%, 2.76% and (0.89)%, respectively.
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
Recoveries of losses on commercial loans and gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement also result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the consolidated balance sheet.

A rollforward of the FDIC indemnification asset for the years ended December 31, 2014, 2013 and 2012 follows (in thousands):

Balance at December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on FDIC indemnification	(6,030)
Balance at December 31, 2012	1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on FDIC indemnification	(50,638)
Balance at December 31, 2013	1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	$974,335
The balance at December 31, 2014 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$974,704
Other liabilities	(369)
$974,335
The following table presents the details of the FDIC indemnification asset at December 31, 2014 and 2013 (in thousands):

	2014	2013
Amounts attributable to:
Assets covered under the Single Family Shared-Loss Agreement	$974,704	$1,202,066
Assets covered under the Commercial Shared-Loss Agreement	—	3,051
FDIC indemnification asset	974,704	1,205,117
Less expected amortization	(302,669)	(240,773)
Amount expected to be collected from the FDIC	$672,035	$964,344
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
OREO and foreclosure related components of non-interest expense
During the years ended December 31, 2014, 2013 and 2012, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income.
Net (gain) loss on OREO totaled $(2.6) million, comprised of net gain on sales of OREO of $(3.9) million and OREO impairment of $1.2 million, for the year ended December 31, 2014; as compared to $(7.6) million, comprised of net gain on sales of OREO of $(9.6) million and OREO impairment of $1.9 million for the year ended December 31, 2013; and loss of $5.8 million, comprised of net gain on sales of OREO of $(4.2) million and OREO impairment of $9.9 million for the year ended December 31, 2012.

We continue to realize trends of lower levels of OREO and foreclosure activity. The following tables summarize OREO sale activity for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014			2013			2012
	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain	Units sold	Percent of Total Units	Total Gain
Residential OREO sales	213	95.5%	$1,752	557	94.6%	$5,687	1,326	96.9%	$2,798
Commercial OREO sales	10	4.5%	2,100	32	5.4%	3,881	42	3.1%	1,366
	223	100.0%	$3,852	589	100.0%	$9,568	1,368	100.0%	$4,164

	2014			2013			2012
	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)	Units sold	Percent of Total Units	Average Gain or (Loss)
Residential OREO sales:
Units sold at a gain	91	42.7%	$44	330	59.2%	$28	659	49.7%	$22
Units sold at a loss	122	57.3%	$(19)	227	40.8%	$(16)	667	50.3%	$(17)
	213	100.0%	$8	557	100.0%	$10	1,326	100.0%	$2
Foreclosure and OREO expenses decreased by $5.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and by $9.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. These declines were primarily attributable to decreases in the levels of foreclosure activity and OREO inventory. There were 104, 317 and 1,027 residential units in the foreclosure pipeline and 63, 157 and 402 residential units in OREO inventory at December 31, 2014, 2013 and 2012, respectively. Generally, OREO and foreclosure related expenses incurred on covered assets, which comprised the majority of OREO and foreclosure related expenses for the years ended December 31, 2014 and 2013 and all of OREO and foreclosure related expense for 2012, are also eligible for reimbursement under the terms of the Loss Sharing Agreements.
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
Other components of non-interest expense
Professional fees decreased by $8.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, and increased by $6.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. These fluctuations are primarily due to increased consulting and advisory fees related to regulatory compliance incurred in 2013.
The most significant components of other non-interest expense are advertising and promotion, depreciation of equipment under operating lease, costs related to lending activities and deposit generation, insurance, travel and general office expense. Period over period increases in other non-interest expense related primarily to general organic growth of our business. In addition, we recognized depreciation on equipment under operating lease of $8.8 million for the year ended December 31, 2014 as compared to $4.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.
Income Taxes
The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 was $89.0 million, $109.1 million and $133.6 million, respectively. The Company's effective tax rate was 30.4%, 34.3% and 38.7% for the years ended December 31, 2014, 2013 and 2012, respectively. The most significant components included in the reconciliation of the Company's effective tax rate to the statutory federal tax rate of 35.0% include the effect of state income taxes, including the impact of uncertain tax positions related thereto, and the impact of income not subject to federal tax.
The decrease in the effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflected increases in income not subject to federal tax, benefits resulting from state tax law changes, changes in certain state tax positions and an increase in the amount of reserves for uncertain state tax positions released as a result of the lapse in the statute of limitations related thereto. The decrease in the effective tax rate for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflected the impact of changes in certain state tax positions and apportionment rates and the release of reserves for uncertain state tax positions as a result of the lapse in the statute of limitations related thereto in 2013.
At December 31, 2014 and 2013, the Company had net deferred tax assets of $117.2 million and $70.6 million, respectively. Based on an evaluation of both positive and negative evidence related to ultimate realization of deferred tax assets, we have concluded it is more likely than not that the deferred tax assets will be realized. Persuasive positive evidence leading to this conclusion as of December 31, 2014 included the availability of sufficient tax loss carrybacks and future taxable income resulting from reversal of existing taxable temporary differences to assure realization of the deferred tax assets. Realization of deferred tax assets as of December 31, 2014 is not dependent, to any significant extent, on the generation of additional future taxable income.
For more information, see Note 12 to the consolidated financial statements.
Termination of the Commercial Shared-Loss Agreement
Loss sharing under the terms of BankUnited, N.A.’s Commercial Shared-Loss Agreement with the FDIC terminated on May 21, 2014. At December 31, 2014, the Company’s loan portfolio included commercial and consumer ACI loans with a carrying value of $93 million and the investment portfolio included securities with a carrying value of $168 million that are no longer subject to loss sharing under the terms of the Commercial Shared-Loss Agreement. As of December 31, 2014 we bear all credit risk with respect to these assets. The Commercial Shared-Loss Agreement provides for the Bank’s continued reimbursement for recoveries, as defined, to the FDIC through May 21, 2017.
Analysis of Financial Condition
Average interest-earning assets increased $3.5 billion to $15.0 billion for the year ended December 31, 2014 from $11.5 billion for the year ended December 31, 2013. This increase was driven primarily by a $3.7 billion increase in the average balance of outstanding loans. The increase in average loans reflected growth of $4.1 billion in average new loans outstanding, partially offset by a $372 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets declined by $129 million. The most significant component of this decline was the decrease in the FDIC indemnification asset. Growth of the new loan portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased by $2.4 billion to $12.2 billion for the year ended December 31, 2014 from $9.8 billion for the year ended December 31, 2013, due primarily to an increase of $1.9 billion in average interest bearing deposits and a $526 million increase in average FHLB advances. Average non-interest bearing deposits increased by $781 million.
Average stockholders' equity increased by $144 million, due largely to the retention of earnings.

Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale at December 31, 2014, 2013 and 2012 (in thousands):

	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$54,924	$54,967	$—	$—	$34,998	$35,154
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,501,504	1,524,716	1,548,671	1,574,303	1,520,047	1,584,523
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	101,089	101,858	27,132	26,777	58,518	60,416
Re-Remics	179,664	183,272	267,525	271,785	575,069	585,042
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	350,300	403,979	255,184	310,118	386,768	448,085
Private label commercial mortgage-backed securities	1,134,854	1,139,389	814,114	808,772	413,110	433,092
Single family rental real estate-backed securities	446,079	443,017	—	—	—	—
Collateralized loan obligations	174,767	174,332	—	—	252,280	253,188
Non-mortgage asset-backed securities	117,562	122,164	172,329	178,994	233,791	241,346
Mutual funds and preferred stocks	96,294	105,442	140,806	149,677	141,509	149,653
State and municipal obligations	15,317	15,702	—	—	25,127	25,353
Small Business Administration securities	298,424	308,728	295,892	308,937	333,423	339,610
Other debt securities	3,712	8,128	3,542	7,761	12,887	16,950
	$4,474,490	$4,585,694	$3,525,195	$3,637,124	$3,987,527	$4,172,412
Investment securities available for sale totaled $4.6 billion at December 31, 2014 compared to $3.6 billion at December 31, 2013 and $4.2 billion at December 31, 2012. The increase in the investment portfolio during the year ended December 31, 2014 reflected the investment of cash from the sale of the indirect auto loan portfolio. Additionally, management took advantage of certain opportunities by investing in new asset classes that provided attractive yields. The decline of the investment portfolio during 2013 reflected the deployment of proceeds from the sale and repayment of securities to fund loan originations and liquidation of certain positions in response to the release of the Volcker Rule.
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, U.S. Small Business Administration securities and U.S. Government agency mortgage-backed securities. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of December 31, 2014 was 4.1 years and the effective duration was 1.7 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, there are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At December 31, 2014, we held Re-Remics with a carrying value of $183 million. At December 31, 2014, all but one of these securities were in unrealized gain positions; the one security in an unrealized loss position had a de-minimis unrealized loss of $5 thousand. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the newly issued regulations and further interpretations or implementation guidance that may be forthcoming, if any.

As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2016 as it pertains to legacy covered funds, as defined.
As discussed above in the section entitled “Results of Operations - Termination of the Commercial Shared-Loss Agreement”, FDIC loss sharing on investment securities acquired in the FSB Acquisition ended in May 2014. The terms of the Commercial Shared-Loss Agreement continue to require sharing with the FDIC of any realized gains from the sale of covered investment securities through May 2017. Securities formerly covered under the Commercial Shared-Loss Agreement include private label residential mortgage-backed securities, mortgage-backed security mutual funds, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities with an aggregate fair value of $168 million and gross unrealized gains of $60 million at December 31, 2014. Gross unrealized losses on this portfolio segment were de minimis at December 31, 2014.
A summary of activity in the investment securities available for sale portfolio for the year ended December 31, 2014 follows (in thousands):

Balance, beginning of period	$3,637,124
Purchases	1,664,416
Repayments	(361,267)
Sales, maturities and calls	(351,939)
Amortization of discounts and premiums, net	(1,915)
Change in unrealized gains	(725)
Balance, end of period	$4,585,694
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of December 31, 2014. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$54,967	0.91%	$—	—%	$—	—%	$54,967	0.91%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	239,503	2.48%	861,206	2.24%	286,709	1.92%	137,298	2.06%	1,524,716	2.20%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	14,223	2.37%	39,710	2.41%	36,888	2.27%	11,037	3.01%	101,858	2.42%
Re-Remics	72,264	3.40%	106,348	3.13%	4,660	2.95%	—	—%	183,272	3.23%
Private label residential mortgage backed securities and CMOs	73,297	5.61%	162,593	5.77%	93,175	5.69%	74,914	5.13%	403,979	5.60%
Private label commercial mortgage-backed securities	37,316	1.10%	677,356	2.25%	411,697	2.65%	13,020	3.05%	1,139,389	2.36%
Single family rental real estate-backed securities	674	1.30%	442,343	1.88%	—	—%	—	—%	443,017	1.88%
Collateralized loan obligations	—	—%	60,069	2.08%	114,263	2.24%	—	—%	174,332	2.19%
Non-mortgage asset-backed securities	34,988	3.48%	71,422	3.16%	15,747	3.65%	7	3.27%	122,164	3.32%
State and municipal obligations	—	—%	—	—%	15,702	3.65%	—	—%	15,702	3.65%
Small Business Administration securities	56,932	1.70%	144,417	1.69%	71,755	1.66%	35,624	1.62%	308,728	1.68%
Other debt securities	—	—%	—	—%	—	—%	8,128	7.04%	8,128	7.04%
	$529,197	2.87%	$2,620,431	2.38%	$1,050,596	2.59%	$280,028	2.92%	4,480,252	2.52%
Mutual funds and preferred stocks with no scheduled maturity									105,442	7.63%
Total investment securities available for sale									$4,585,694	2.63%

The available for sale investment portfolio was in a net unrealized gain position of $111 million at December 31, 2014 with aggregate fair value equal to 102% of amortized cost. Net unrealized gains included $127 million of gross unrealized gains and $16 million of gross unrealized losses. Securities available for sale in an unrealized loss position at December 31, 2014 had an aggregate fair value of $1.1 billion. 91.6% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA at December 31, 2014, based on the most recent third-party ratings. Investment securities available for sale totaling $89 million were rated below investment grade or not rated at December 31, 2014, including $88 million of investment securities acquired in the FSB Acquisition.
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
No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2014 and 2012. During the year ended December 31, 2013, OTTI of $963 thousand was recognized on an intermediate term mortgage mutual fund. Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, we determined the impairment to be other than temporary. This security was covered under the Loss Sharing Agreements; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset and in non-interest income, reflected in the consolidated statement of income line item "Net loss on FDIC indemnification".
We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at December 31, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities and Small Business Administration securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities and CMOs and private label commercial mortgage-backed securities in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, we concluded that none of these debt securities in unrealized loss positions were other-than-temporarily impaired. Seven single family rental real estate-backed securities and one collateralized loan obligation were in unrealized loss positions at December 31, 2014; given the limited duration and severity of impairment and the absence of projected credit losses, we considered the impairment of these securities to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At December 31, 2014 and 2013, 3.8% and 5.6%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at December 31, 2014 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the year ended December 31, 2014.
For additional discussion of the fair values of investment securities, see Note 17 to the consolidated financial statements.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at December 31 of the years indicated (dollars in thousands):

	2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial finance subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans net of premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227

	2013
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$1,800,332	$—	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	—	39,602	127,807	168,944	1.9%
	1,801,867	—	1,096,614	198,185	3,096,666	34.3%
Commercial:
Multi-family	1,097,872	8,093	33,354	—	1,139,319	12.6%
Commercial real estate
Owner occupied	712,844	5,318	49,861	689	768,712	8.5%
Non-owner occupied	946,543	1,449	93,089	52	1,041,133	11.5%
Construction and land	138,091	—	10,600	729	149,420	1.7%
Commercial and industrial	1,651,739	—	6,050	6,234	1,664,023	18.5%
Commercial finance subsidiaries	952,050	—	—	—	952,050	10.5%
	5,499,139	14,860	192,954	7,704	5,714,657	63.3%
Consumer	213,107	—	1,679	—	214,786	2.4%
Total loans	7,514,113	14,860	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,554,861	14,860	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	—	(2,893)	(9,502)	(69,725)
Loans, net	$7,497,531	$14,860	$1,288,354	$183,139	$8,983,884

	2012
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$920,713	$—	$1,300,109	$93,438	$2,314,260	41.5%
Home equity loans and lines of credit	1,954	—	52,499	157,691	212,144	3.8%
	922,667	—	1,352,608	251,129	2,526,404	45.3%
Commercial:
Multi-family	307,183	—	56,148	716	364,047	6.5%
Commercial real estate
Owner occupied	451,130	4,087	58,675	850	514,742	9.3%
Non-owner occupied	343,576	—	115,057	60	458,693	8.2%
Construction and land	72,361	—	18,064	829	91,254	1.6%
Commercial and industrial	1,105,938	—	14,608	11,627	1,132,173	20.3%
Commercial finance subsidiaries	455,033	—	—	—	455,033	8.2%
	2,735,221	4,087	262,552	14,082	3,015,942	54.1%
Consumer	33,526	—	2,239	—	35,765	0.6%
Total loans	3,691,414	4,087	1,617,399	265,211	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	11,863	—	—	(18,235)	(6,372)
Loans net of premiums, discounts and deferred fees and costs	3,703,277	4,087	1,617,399	246,976	5,571,739
Allowance for loan and lease losses	(41,228)	—	(8,019)	(9,874)	(59,121)
Loans, net	$3,662,049	$4,087	$1,609,380	$237,102	$5,512,618

	2011
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$461,431	$—	$1,681,866	$117,992	$2,261,289	54.1%
Home equity loans and lines of credit	2,037	—	71,565	182,745	256,347	6.1%
	463,468	—	1,753,431	300,737	2,517,636	60.2%
Commercial:
Multi-family	108,178	—	61,710	791	170,679	4.1%
Commercial real estate	311,434	4,220	219,136	32,678	567,468	13.6%
Construction and land	30,721	—	37,120	163	68,004	1.7%
Commercial and industrial	581,822	—	24,007	20,382	626,211	15.0%
Commercial finance subsidiaries	218,156	—	—	—	218,156	5.2%
	1,250,311	4,220	341,973	54,014	1,650,518	39.6%
Consumer	3,372	—	2,937	—	6,309	0.2%
Total loans	1,717,151	4,220	2,098,341	354,751	4,174,463	100.0%
Premiums, discounts and deferred fees and costs, net	(7,124)	—	—	(30,281)	(37,405)
Loans net of premiums, discounts and deferred fees and costs	1,710,027	4,220	2,098,341	324,470	4,137,058
Allowance for loan and lease losses	(24,328)	—	(16,332)	(7,742)	(48,402)
Loans, net	$1,685,699	$4,220	$2,082,009	$316,728	$4,088,656

	2010
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$113,439	$—	$2,421,016	$151,945	$2,686,400	67.5%
Home equity loans and lines of credit	2,255	—	98,599	206,797	307,651	7.7%
	115,694	—	2,519,615	358,742	2,994,051	75.2%
Commercial:
Multi-family	34,271	—	73,015	5,548	112,834	2.8%
Commercial real estate	118,857	—	299,068	33,938	451,863	11.4%
Construction and land	10,455	—	56,518	170	67,143	1.7%
Commercial loans and leases	266,586	—	49,731	30,139	346,456	8.7%
	430,169	—	478,332	69,795	978,296	24.6%
Consumer	3,056	—	4,403	—	7,459	0.2%
Total loans	548,919	—	3,002,350	428,537	3,979,806	100.0%
Premiums, discounts and deferred fees and costs, net	(10,749)	—	—	(34,840)	(45,589)
Loans net of premiums, discounts and deferred fees and costs	538,170	—	3,002,350	393,697	3,934,217
Allowance for loan and lease losses	(6,151)	—	(39,925)	(12,284)	(58,360)
Loans, net	$532,019	$—	$2,962,425	$381,413	$3,875,857
Total loans, net of premiums, discounts and deferred fees and costs, increased by $3.4 billion to $12.4 billion at December 31, 2014, from $9.1 billion at December 31, 2013. New loans grew by $4.0 billion while loans acquired in the FSB Acquisition declined by $361 million from December 31, 2013 to December 31, 2014. The increase in new loans for the year ended December 31, 2014 is net of the sale of indirect auto loans with a recorded investment of $303 million. New residential loans grew by $695 million and new commercial loans grew by $3.2 billion during the year ended December 31, 2014. The decline in new consumer loans is attributed to the sale of substantially all of the indirect auto portfolio. Residential loan growth was attributable primarily to purchases of residential mortgages through established correspondent channels.

Growth in new loans, net of premiums, discounts and deferred fees and costs, for the year ended December 31, 2014 included $1.1 billion for the Florida franchise, $1.7 billion for the New York franchise and $1.2 billion, excluding the impact of the sale of indirect auto loans, for what we refer to as national platforms, consisting of our residential loan purchase program, our mortgage warehouse lending operations and the Bank’s three commercial finance subsidiaries. Our residential loan purchase program and commercial finance subsidiaries contributed $555 million and $509 million, respectively, to growth in new loans for the year ended December 31, 2014. The remaining growth in the national platforms was related primarily to our indirect auto lending, prior to exiting that business.
The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York regions and national platforms at December 31, 2014 and 2013. Amounts are net of premiums, discounts and deferred fees and costs (dollars in thousands):

	2014
	Florida	New York	National	Total
Residential	$196,101	$116,627	$2,211,937	$2,524,665
Commercial	4,037,492	3,183,094	1,505,992	8,726,578
Consumer	26,045	—	201	26,246
	$4,259,638	$3,299,721	$3,718,130	$11,277,489
	37.8%	29.2%	33.0%	100.0%

	2013
	Florida	New York	National	Total
Residential	$146,672	$25,382	$1,657,261	$1,829,315
Commercial	2,989,416	1,559,275	956,814	5,505,505
Consumer	12,306	—	207,735	220,041
	$3,148,394	$1,584,657	$2,821,810	$7,554,861
	41.7%	21.0%	37.3%	100.0%
At December 31, 2014, 2013, 2012, 2011 and 2010 respectively, 8%, 16%, 33%, 59% and 86% of loans, net of premiums, discounts and deferred fees and costs, were covered loans. Covered loans are declining and new loans increasing as a percentage of the total portfolio as covered loans are repaid or resolved and new loan originations and purchases continue. This trend is expected to continue.
Residential Mortgages
Residential mortgages totaled $3.5 billion, or 28.6% of total loans and $3.1 billion, or 34.3% of total loans at December 31, 2014 and 2013, respectively. The decline in this portfolio segment as a percentage of loans is primarily a result of higher commercial loan originations, reflecting our strategic emphasis on commercial lending, and to a smaller extent, the resolution of covered loans.
The new residential loan portfolio includes both originated and purchased loans. At December 31, 2014 and 2013, $311 million or 12.3% and $170 million or 9.5%, respectively, of our new 1-4 single family residential loans were originated loans; $2.2 billion or 87.7% and $1.6 billion or 90.5%, respectively, of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties acquired through established correspondent channels. At December 31, 2014, 34.7% of the new residential loan portfolio were fixed rate loans. The adjustable rate mortgage ("ARM") portfolio included 5/1, 7/1 and 10/1 ARMs. At December 31, 2014, $222 million or 8.8% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.
Home equity loans and lines of credit are not significant to the new loan portfolio.

We do not originate option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement. The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate loans and ARMs at December 31, 2014 and 2013. Amounts are net of premiums, discounts and deferred fees and costs (dollars in thousands):

	2014
	New Loans	Covered Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$875,584	$347,582	$1,223,166	35.5%
ARM Loans	1,647,254	574,105	2,221,359	64.5%
	$2,522,838	$921,687	$3,444,525	100.0%

	2013
	New Loans	Covered Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$841,987	$421,143	$1,263,130	42.9%
ARM Loans	985,793	695,539	1,681,332	57.1%
	$1,827,780	$1,116,682	$2,944,462	100.0%
Included in ARM loans above are payment option ARMs representing 49.9% and 49.5% of total covered ARM loans outstanding as of December 31, 2014 and 2013, respectively, based on UPB. All of the option ARMs are covered loans and the substantial majority are ACI loans. The ACI loans are accounted for in accordance with ASC 310-30; therefore, the optionality embedded in these loans does not directly impact the carrying value of the loans or the amount of interest income recognized on them. These features are taken into account in quarterly updates of expected cash flows from these loans.
At December 31, 2014 and 2013, the majority of the 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	2014
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$1,045,430	$66,105	$1,111,535	41.4%	32.3%
Florida	335,073	483,297	818,370	13.3%	23.8%
New York	318,484	27,568	346,052	12.6%	10.0%
Others	823,851	344,717	1,168,568	32.7%	33.9%
	$2,522,838	$921,687	$3,444,525	100.0%	100.0%

	2013
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$865,342	$80,919	$946,261	47.3%	32.1%
Florida	241,827	604,384	846,211	13.2%	28.7%
New York	119,147	31,406	150,553	6.5%	5.1%
Others	601,464	399,973	1,001,437	33.0%	34.1%
	$1,827,780	$1,116,682	$2,944,462	100.0%	100.0%
No other state represented borrowers with more than 5.0% of new or total 1-4 single family residential loans outstanding at December 31, 2014 or 2013.

Commercial loans
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction loans, land loans, commercial and industrial loans and direct financing leases.
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 77.6% and 73.2% of new loans as of December 31, 2014 and 2013, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. Loan-to-value (“LTV”) ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.4% of the total loan portfolio at December 31, 2014. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At December 31, 2014, the recorded investment in construction loans with available interest reserves totaled $77 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at December 31, 2014.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans also include shared national credits totaling $757 million at December 31, 2014, to borrowers primarily in our geographic footprint.
Through Pinnacle, UCBL and Bridge, the Bank provides equipment financing on a national basis using both and lease structures. Pinnacle offers essential use equipment financing to municipalities UCBL offers small business equipment leases and loans with a primary focus on franchise equipment finance and Bridge primarily provides transportation equipment finance.
The following table presents the recorded investment in loans and direct finance leases for each of the three commercial finance subsidiaries at December 31, 2014 and 2013 (in thousands):

	2014	2013
Pinnacle	$751,286	$498,438
UCBL	364,623	279,244
Bridge	350,357	179,101
	$1,466,266	$956,783
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

Loan Maturities
The following table sets forth, as of December 31, 2014, the maturity distribution of our loan portfolio by category, based on UPB. Commercial loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of 1-4 single family residential loans have been adjusted for an estimated rate of voluntary prepayments on all loans, and defaults on ACI loans, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential:
1 - 4 single family residential	$1,051,267	$2,077,471	$1,818,944	$4,947,682
Home equity loans and lines of credit	76,251	63,507	46,552	186,310
	1,127,518	2,140,978	1,865,496	5,133,992
Commercial:
Multi-family	172,991	1,249,780	536,987	1,959,758
Commercial real estate	390,395	1,561,271	887,738	2,839,404
Construction and land	53,129	113,962	2,622	169,713
Commercial and industrial	982,035	1,371,013	50,339	2,403,387
Commercial finance subsidiaries	337,489	763,790	355,472	1,456,751
	1,936,039	5,059,816	1,833,158	8,829,013
Consumer	6,309	17,806	2,192	26,307
	$3,069,866	$7,218,600	$3,700,846	$13,989,312
The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2014 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential:
1 - 4 single family residential	$1,394,095	$2,502,320	$3,896,415
Home equity loans and lines of credit	15,701	94,358	110,059
	1,409,796	2,596,678	4,006,474
Commercial:
Multi-family	1,552,970	233,797	1,786,767
Commercial real estate	1,567,630	881,379	2,449,009
Construction and land	52,198	64,386	116,584
Commercial and industrial	588,983	832,369	1,421,352
Commercial finance subsidiaries	1,119,262	—	1,119,262
	4,881,043	2,011,931	6,892,974
Consumer	10,325	9,673	19,998
	$6,301,164	$4,618,282	$10,919,446
Asset Quality
In discussing asset quality, a distinction must be made between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. The Commercial Shared-Loss Agreement was terminated on May 21, 2014. At December 31, 2014, covered loans totaled $1.0 billion, all of which were covered under the Single Family Shared-Loss Agreement.
We have established a robust credit risk management framework, put in place an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and implemented a dedicated internal loan review function that reports directly to our Audit and Risk Committee. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.
Loan performance is monitored by our credit administration and workout and recovery departments. Generally, relationships with committed balances greater than $1 million are reviewed at least annually. Additionally, commercial loans are regularly reviewed by our internal loan review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
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
At December 31, 2014, new commercial loans with aggregate balances of $25 million, $41 million and $12 million were rated special mention, substandard and doubtful, respectively. At December 31, 2013, new commercial loans aggregating $8 million, $26 million and $10 million were rated special mention, substandard and doubtful, respectively. Criticized and classified assets represented less than 1% of the new commercial portfolio at December 31, 2014. See Note 5 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
Residential
New 1-4 single family residential loans past due more than 30 days totaled $4 million at both December 31, 2014 and 2013. The amount of these loans 90 days or more past due were deminimis at both December 31, 2014 and 2013.
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

The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV as of December 31, 2014 and 2013:

	2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.6%	3.2%	5.1%	23.7%	34.6%
60% - 70%	2.2%	2.5%	4.0%	16.8%	25.5%
70% - 80%	1.7%	3.9%	6.8%	25.7%	38.1%
More than 80%	1.1%	0.1%	0.1%	0.5%	1.8%
	7.6%	9.7%	16.0%	66.7%	100.0%

	2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.0%	3.3%	4.8%	25.9%	36.0%
60% - 70%	1.4%	2.5%	4.2%	16.9%	25.0%
70% - 80%	1.1%	3.3%	6.4%	25.8%	36.6%
More than 80%	1.4%	0.3%	0.2%	0.5%	2.4%
	5.9%	9.4%	15.6%	69.1%	100.0%
At December 31, 2014, 78.2% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.
At December 31, 2014, the purchased loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 768 and average LTV of 65.3%. The majority of this portfolio was owner-occupied, with 93.1% primary residence, 6.4% second homes and 0.5% investment properties. In terms of vintage, 0.8% of the portfolio was originated pre-2010, 8.8% in 2010 and 2011, 15.8% in 2012, 43.6% in 2013 and 31.0% in 2014.
Similarly, the originated loan portfolio had the following characteristics at December 31, 2014: 100% were full documentation with an average FICO score of 757 and average LTV of 62.3%. The majority of this portfolio was owner-occupied, with 84.4% primary residence, 9.0% second homes and 6.6% investment properties. In terms of vintage, 7.0% of the portfolio was originated in 2010 and 2011, 10.4% in 2012, 31.6% in 2013 and 51.0% in 2014.
Consumer
At December 31, 2014 and 2013, delinquent new consumer loans were insignificant.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At December 31, 2014, ACI loans totaled $991 million and non-ACI loans totaled $147 million, net of premiums, discounts and deferred fees and costs.
Residential
At December 31, 2014, residential ACI loans totaled $897 million and residential non-ACI loans totaled $147 million, net of premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment. At December 31, 2014, accretable yield on residential ACI loans totaled $967 million and non-accretable difference related to those loans totaled $1.0 billion. Accretable yield on commercial ACI loans totaled $38 million at December 31, 2014, with no significant non-accretable difference remaining.
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
At December 31, 2014, the recorded investment in 1-4 single family residential non-ACI loans was $47 million; $1.2 million or 2.6% of these loans were 30 days or more past due and the balance of loans 90 days or more past due was insignificant. At December 31, 2014, the recorded investment in ACI 1-4 single family residential loans totaled $875 million; $45.1 million or 5.2% of these loans were delinquent by 30 days or more and $22.0 million or 2.5% were delinquent by 90 days or more.
At December 31, 2014, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $100 million; $6.1 million or 6.1% of these loans were 30 days or more past due and $3.8 million or 3.8% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $23 million at December 31, 2014; $2.2 million or 9.6% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $1.5 million or 6.6% were delinquent by 90 days or more.
Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at December 31, 2014 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	13.0%	21.9%
Scheduled to reset within 12 months	23.0%	18.3%
Scheduled to reset after 12 months	64.0%	59.8%
	100.0%	100.0%
Lien position:
First liens	8.0%	11.3%
Second or third liens	92.0%	88.7%
	100.0%	100.0%
To date, we have not identified any significant impact to default rates from resets of interest only loans. The Company's exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.
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
At December 31, 2014, ACI commercial loans had a carrying value of $93 million. At December 31, 2014, the balance of loans 90 days or more past due was insignificant and loans with aggregate carrying values of $0.5 million and $2.4 million were internally risk rated special mention and substandard, respectively.
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
The following table summarizes the Company's impaired loans and non-performing assets at December 31 of the years indicated (in thousands):

	2014			2013			2012			2011	2010
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Total (5)	Total (5)
Non-accrual loans
Residential:
1 - 4 single family residential	$604	$49	$653	$293	$194	$487	$2,678	$155	$2,833	$7,410	$9,585
Home equity loans and lines of credit	3,808	—	3,808	6,559	—	6,559	9,767	—	9,767	10,478	10,817
Total residential loans	4,412	49	4,461	6,852	194	7,046	12,445	155	12,600	17,888	20,402
Commercial(4):
Multi-family	—	—	—	—	—	—	—	—	—	—	200
Commercial real estate	—	4,688	4,688	1,042	4,229	5,271	59	1,619	1,678	295	75
Construction and land	—	209	209	—	244	244	—	278	278	335	—
Commercial and industrial	—	13,666	13,666	2,767	16,612	19,379	4,530	11,907	16,437	9,164	5,097
Commercial finance subsidiaries	—	9,226	9,226	—	1,370	1,370	—	1,719	1,719	—	—
Total commercial loans	—	27,789	27,789	3,809	22,455	26,264	4,589	15,523	20,112	9,794	5,372
Consumer:	—	173	173	—	75	75	—	—	—	—	—
Total non-accrual loans	4,412	28,011	32,423	10,661	22,724	33,385	17,034	15,678	32,712	27,682	25,774
Non-ACI and new loans past due 90 days and still accruing	—	—	—	—	512	512	140	38	178	375	—
TDRs	2,188	4,435	6,623	1,765	—	1,765	1,293	348	1,641	824	—
Total non-performing loans	6,600	32,446	39,046	12,426	23,236	35,662	18,467	16,064	34,531	28,881	25,774
OREO	13,645	135	13,780	39,672	898	40,570	76,022	—	76,022	123,737	206,680
Total non-performing assets	20,245	32,581	52,826	52,098	24,134	76,232	94,489	16,064	110,553	152,618	232,454
Impaired ACI loans on accrual status(1)	—	—	—	44,286	—	44,286	43,580	—	43,580	94,536	262,130
Other impaired loans on accrual status	—	—	—	—	—	—	—	2,721	2,721	—	—
Non-ACI and new TDRs in compliance with their modified terms	3,866	797	4,663	3,588	1,400	4,988	2,650	4,689	7,339	583	—
Total impaired loans and non-performing assets	$24,111	$33,378	$57,489	$99,972	$25,534	$125,506	$140,719	$23,474	$164,193	$247,737	$494,584
Non-performing loans to total loans(2)		0.29%	0.31%		0.31%	0.39%		0.43%	0.62%	0.70%	0.66%
Non-performing assets to total assets(3)		0.17%	0.27%		0.16%	0.51%		0.13%	0.89%	1.35%	2.14%
ALLL to total loans(2)		0.80%	0.77%		0.76%	0.77%		1.11%	1.06%	1.17%	1.48%
ALLL to non-performing loans		281.54%	244.69%		246.73%	195.52%		256.65%	171.21%	167.59%	226.35%
Net charge-offs to average loans		0.08%	0.15%		0.34%	0.31%		0.09%	0.17%	0.62%	0.37%
_____________________________

(1)	Includes TDRs on accrual status.

(2)	Total loans for purposes of calculating these ratios are net of premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(4)	Includes ACI loans of $1 million for which discount is no longer being accreted at December 31, 2013.

(5)	Substantially all impaired loans and non-performing assets were covered assets at December 31, 2011 and 2010.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $23 million and $78 million at December 31, 2014 and December 31, 2013, respectively.
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
A loan modification is considered a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. These concessions may take the form of temporarily or permanently reduced interest rates, payment abatement periods, restructuring of payment terms, extensions of maturity at below market terms, or in some cases, partial forgiveness of principal. Under GAAP, modified ACI loans accounted for in pools are not accounted for as TDRs and are not separated from their respective pools when modified. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.
As of December 31, 2014, nine commercial loans with an aggregate carrying value of $15 million and 26 residential loans with an aggregate carrying value of $6 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2014 or 2013.
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $25 million at December 31, 2014. The majority of these loans were current as to principal and interest at December 31, 2014.
Loss Mitigation Strategies
We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. As of December 31, 2014, 12,405 borrowers had been counseled regarding their participation in HAMP; 9,200 of those borrowers were initially determined to be potentially eligible for loan modifications under the program. As of December 31, 2014, 1,644 borrowers who did not elect to participate in the program had been sent termination letters and 3,387 borrowers had been denied due to ineligibility. There were 4,286 permanent loan modifications and 56 trial loan modifications at December 31, 2014. All of these modified loans were covered loans and substantially all were covered ACI loans accounted for in pools.
Analysis of the Allowance for Loan and Lease Losses
The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition, and (iii) impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, real estate values in our primary market areas and the level of interest rates, as well as a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio.
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
Based on an updated analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. For non-ACI residential loans, the allowance is initially calculated based on UPB. The total of UPB, less the calculated allowance is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any such increase in the allowance for non-ACI loans will result in a corresponding increase in the FDIC indemnification asset.
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
With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio. The loss emergence period for the Pinnacle portfolio was extended from four quarters to twelve quarters in 2014, in management's judgment better capturing the expected loss emergence period for municipal defaults.
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for new commercial, home equity and consumer loans is a group of 34 banks made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. Prior to 2014, the peer groups used were banks with total assets ranging from $3 - $15 billion. We used a peer group of 23 banks in the U.S. Southeast region for loans originated in our Florida market and by our commercial finance subsidiaries, and a peer group of 16 banks in the New York region for loans originated in our New York market. We believe the change in the peer group is preferable because these banks, as a group, are considered by management to be more comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal finance receivables is based on a cumulative municipal default curve for obligations of credit quality comparable to those in the Company’s portfolio.
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
Beginning in 2014, we extended the loss experience period used to calculated an average net charge-off rate from eight quarters to twelve quarters. We believe a twelve-quarter look back period is appropriate as it better captures a range of observations reflecting the performance of loans originated in the current economic cycle and includes sufficient history. We believe the twelve-quarter look back period to be consistent with the range of industry practice.
Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral for loans secured by real estate;

•	Quality of risk ratings, as measured by changes in risk rating identified by our independent loan review function;

•	Credit concentrations;

•	Changes in credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory requirements.
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
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2014 or 2013.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of ACI commercial loans in March 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at December 31, 2014. An ALLL of $2.9 million was recorded at December 31, 2013 related to ACI commercial loans.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the period from December 31, 2009 through December 31, 2014 (in thousands):

	New Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2009	1,334	20,021	1,266	22,621
Provision for loan losses:	4,926	33,928	12,553	51,407
Charge-offs:
Home equity loans and lines of credit	—	—	(1,125)	(1,125)
Multi-family	—	(1,414)	(166)	(1,580)
Commercial real estate	—	(3,274)	—	(3,274)
Construction and land	—	(8,398)	—	(8,398)
Commercial loans and leases	(109)	(938)	(29)	(1,076)
Consumer	—	—	(215)	(215)
Total Charge-offs	(109)	(14,024)	(1,535)	(15,668)
Total Recoveries	—	—	—	—
Net Charge-offs:	(109)	(14,024)	(1,535)	(15,668)
Balance at December 31, 2010	6,151	39,925	12,284	58,360
Provision for (recovery of) loan losses:	21,520	(11,278)	3,586	13,828
Charge-offs:
1 - 4 single family residential	—	—	(459)	(459)
Home equity loans and lines of credit	—	—	(1,918)	(1,918)
Multi-family	—	(461)	—	(461)
Commercial real estate	—	(2,845)	(674)	(3,519)
Construction and land	—	(7,348)	—	(7,348)
Commercial loans and leases	(3,367)	(2,873)	(5,438)	(11,678)
Total Charge-offs	(3,367)	(13,527)	(8,489)	(25,383)
Recoveries:
Home equity loans and lines of credit	—	—	20	20
Multi-family	—	565	27	592
Commercial real estate	—	16	131	147
Construction and land	—	625	—	625
Commercial loans and leases	24	6	183	213
Total Recoveries	24	1,212	361	1,597
Net Charge-offs:	(3,343)	(12,315)	(8,128)	(23,786)
Balance at December 31, 2011	24,328	16,332	7,742	48,402
Provision for (recovery of) loan losses:	19,399	(4,347)	3,844	18,896
Charge-offs:
1 - 4 single family residential	—	—	(245)	(245)
Home equity loans and lines of credit	—	—	(3,030)	(3,030)
Multi-family	(87)	(563)	—	(650)
Commercial real estate	—	(1,482)	—	(1,482)
Construction and land	(3)	(1,183)	—	(1,186)
Commercial loans and leases	(2,839)	(738)	(316)	(3,893)
Total Charge-offs	(2,929)	(3,966)	(3,591)	(10,486)
Recoveries:
Home equity loans and lines of credit	—	—	29	29
Multi-family	—	—	24	24
Commercial real estate	—	—	347	347
Commercial loans and leases	427	—	1,479	1,906
Consumer	3	—	—	3
Total Recoveries	430	—	1,879	2,309
Net Charge-offs:	(2,499)	(3,966)	(1,712)	(8,177)
Balance at December 31, 2012	41,228	8,019	9,874	59,121

(continued)	New Loans	ACI Loans	Non-ACI Loans	Total
Provision for (recovery of) loan losses:	33,702	(2,891)	1,153	31,964
Charge-offs:
1 - 4 single family residential	(10)	—	(1,276)	(1,286)
Home equity loans and lines of credit	—	—	(2,858)	(2,858)
Commercial real estate
Non-owner occupied	—	(1,162)	—	(1,162)
Construction and land	—	(77)	—	(77)
Commercial and industrial	(17,987)	(996)	(171)	(19,154)
Consumer	(484)	—	—	(484)
Total Charge-offs	(18,481)	(2,235)	(4,305)	(25,021)
Recoveries:
Home equity loans and lines of credit	—	—	90	90
Multi-family	—	—	15	15
Commercial real estate
Non-owner occupied	—	—	191	191
Commercial and industrial	743	—	2,484	3,227
Commercial finance subsidiaries	15	—	—	15
Consumer	123	—	—	123
Total Recoveries	881	—	2,780	3,661
Net Charge-offs:	(17,600)	(2,235)	(1,525)	(21,360)
Balance at December 31, 2013	57,330	2,893	9,502	69,725
Provision for (recovery of) loan losses:	41,748	2,311	(2,554)	41,505
Charge-offs:
1 - 4 single family residential	—	—	(269)	(269)
Home equity loans and lines of credit	—	—	(2,737)	(2,737)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	(52)	(3,031)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(6,033)	(573)	(477)	(7,083)
Commercial finance subsidiaries	(1,586)	—	—	(1,586)
Consumer	(1,083)	(324)	—	(1,407)
Total Charge-offs	(8,754)	(5,204)	(3,496)	(17,454)
Recoveries:
Home equity loans and lines of credit	—	—	19	19
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	506	—	714	1,220
Commercial finance subsidiaries	22	—	—	22
Consumer	498	—	—	498
Total Recoveries	1,026	—	740	1,766
Net Charge-offs:	(7,728)	(5,204)	(2,756)	(15,688)
Balance at December 31, 2014	$91,350	$—	$4,192	$95,542

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, as of December 31 of the years indicated (dollars in thousands)

	2014
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$7,116	$—	$945	$8,061	27.6%
Home equity loans and lines of credit	17	—	3,247	3,264	1.0%
	7,133	—	4,192	11,325	28.6%
Commercial:
Multi-family	14,970	—	—	14,970	15.8%
Commercial real estate
Owner occupied	8,273	—	—	8,273	8.4%
Non-owner occupied	17,615	—	—	17,615	14.4%
Construction and land	2,725	—	—	2,725	1.4%
Commercial and industrial	25,867	—	—	25,867	19.4%
Commercial finance subsidiaries	14,577	—	—	14,577	11.8%
	84,027	—	—	84,027	71.2%
Consumer	190	—	—	190	0.2%
	$91,350	$—	$4,192	$95,542	100.0%

	2013
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$6,271	$—	$827	$7,098	32.4%
Home equity loans and lines of credit	12	—	8,243	8,255	1.9%
	6,283	—	9,070	15,353	34.3%
Commercial:
Multi-family	3,947	323	—	4,270	12.6%
Commercial real estate
Owner occupied	6,774	369	6	7,149	8.5%
Non-owner occupied	4,401	1,444	8	5,853	11.5%
Construction and land	803	192	6	1,001	1.7%
Commercial and industrial	24,148	565	412	25,125	18.5%
Commercial finance subsidiaries	8,787	—	—	8,787	10.5%
	48,860	2,893	432	52,185	63.3%
Consumer	2,187	—	—	2,187	2.4%
	$57,330	$2,893	$9,502	$69,725	100.0%

	2012
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$10,074	$—	$984	$11,058	41.5%
Home equity loans and lines of credit	19	—	8,087	8,106	3.8%
	10,093	—	9,071	19,164	45.3%
Commercial:
Multi-family	2,212	504	5	2,721	6.5%
Commercial real estate	7,790	5,400	31	13,221	17.5%
Construction and land	672	350	9	1,031	1.6%
Commercial loans and leases	20,047	1,765	758	22,570	28.5%
	30,721	8,019	803	39,543	54.1%
Consumer	414	—	—	414	0.6%
	$41,228	$8,019	$9,874	$59,121	100.0%

	2011
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$4,015	$—	$593	$4,608	54.1%
Home equity loans and lines of credit	18	—	5,549	5,567	6.1%
	4,033	—	6,142	10,175	60.2%
Commercial:
Multi-family	929	1,063	5	1,997	4.1%
Commercial real estate	4,529	10,672	284	15,485	13.6%
Construction and land	337	2,310	62	2,709	1.7%
Commercial loans and leases	14,449	2,287	1,249	17,985	20.2%
	20,244	16,332	1,600	38,176	39.6%
Consumer	51	—	—	51	0.2%
	$24,328	$16,332	$7,742	$48,402	100.0%

	2010
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$168	$—	$761	$929	67.5%
Home equity loans and lines of credit	3	18,488	9,229	27,720	7.7%
	171	18,488	9,990	28,649	75.2%
Commercial:
Multi-family	772	5,701	633	7,106	2.8%
Commercial real estate	1,189	5,795	418	7,402	11.4%
Construction and land	220	4,891	27	5,138	1.7%
Commercial and industrial	3,744	5,050	1,216	10,010	8.7%
	5,925	21,437	2,294	29,656	24.6%
Consumer	55	—	—	55	0.2%
	$6,151	$39,925	$12,284	$58,360	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The overall increase in the balance of the ALLL for new loans at December 31, 2014 as compared to December 31, 2013 primarily reflects the growth of the new loan portfolio. The extension of the loss experience period used to calculate an average net charge-off rate and the elimination of favorable adjustments to peer group net charge-off rates for loans assigned the highest pass ratings as discussed above resulted in increases to the ALLL for all of the commercial and commercial real estate loan types. Additional factors influencing significant components of the change in the ALLL at December 31, 2014 compared to December 31, 2013, as related to specific loan types, include:

•
Increases of $11.0 million for new multi-family loans and $13.2 million for new non-owner occupied commercial real estate loans were impacted by the growth of the corresponding loan portfolios, increases in peer group net charge-off rates and increases in qualitative factors related to portfolio growth trends and concentrations;

•	A $1.5 million increase for new owner occupied commercial real estate loans reflects growth in the corresponding loan portfolio offset by a decrease in peer group net charge-off rates;

•	An increase of $1.9 million for new construction and land loans is primarily attributable to an increase in peer group net charge-off rates;

•
A $1.7 million increase for new commercial and industrial loans reflects growth in the corresponding loan portfolio and an increase in the qualitative factor for portfolio growth trends, substantially offset by a decrease in peer group net charge-off rates and a net decrease of $4.6 million in specific reserves;

•
An increase of $5.8 million for commercial finance subsidiaries was impacted by growth in the corresponding loan portfolio, increases in qualitative factors related to portfolio growth trends and concentrations and specific reserves of $2.3 million, offset in part by a decrease in peer group net charge-off rates;

•	A decrease of $2.0 million for new consumer loans is primarily a result of the sale of substantially all of the indirect auto portfolio;

•	A decrease of $5.0 million for non-ACI home equity loans is attributable primarily to an improvement in roll rates and the runoff of the corresponding loan portfolio; and

•	A decrease of $2.9 million for ACI commercial loans is primarily a result of the sale of impaired loans in the first quarter of 2014.
For additional information about the ALLL, see Note 5 to the consolidated financial statements.
Equipment under Operating Lease
Equipment under operating lease consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. At

December 31, 2014, our operating lease fleet consisted of 3,922 rail cars, including covered hoppers, gondolas, open hoppers, boxcars, auto carriers and tank cars. The largest concentration of 2,233 cars is in covered hopper cars used to ship sand for the energy industry. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with average lease terms of 3-7 years at December 31, 2014. We are exposed to the risk that, at the end of the initial or a subsequent lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value.
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
Asset risk is evaluated and managed by an internal team of leasing professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing, including lease administration and reporting, Regulation Y full service maintenance program and railcar remarketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We are monitoring the impact of lower oil prices on the petroleum/natural gas extraction industries and on the estimated residual value of rail cars being used in those industries. No indications of impairment or reductions in residuals values were noted through our most recent evaluations.
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
We expect our operating lease portfolio to grow in the future, and may expand into other asset classes.
Other Real Estate Owned
The following table presents the changes in OREO for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance, beginning of period	$40,570	$76,022	$123,737
Transfers from loan portfolio	26,564	68,084	151,302
Sales	(52,119)	(101,597)	(189,091)
Impairment	(1,235)	(1,939)	(9,926)
Balance, end of period	$13,780	$40,570	$76,022

At December 31, 2014 and 2013, OREO consisted of the following types of properties (in thousands):

	2014			2013
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
1 - 4 single family residential	$12,341	$—	$12,341	$28,310	$83	$28,393
Condominium	1,304	—	1,304	4,732	—	4,732
Multi-family	—	—	—	135	—	135
Commercial real estate	—	—	—	5,708	500	6,208
Land	—	135	135	787	315	1,102
	$13,645	$135	$13,780	$39,672	$898	$40,570
The decrease in OREO reflects the sale of covered commercial OREO properties during the first quarter of 2014 in conjunction with the covered commercial loan sale discussed above as well as continued efforts to resolve non-performing covered residential assets and a decline in the volume of residential foreclosures. Residential OREO inventory declined to 63 units at December 31, 2014 from 157 units at December 31, 2013.
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
Goodwill and Other Intangible Assets
Goodwill consists of $59 million recorded in conjunction with the FSB Acquisition and an additional $8 million recorded in conjunction with the acquisition of two commercial finance subsidiaries in 2010. Other intangible assets consist of core deposit intangible assets and customer relationship intangible assets.
The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year. As of the 2014 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated.
Deposits
The following table presents information about our deposits for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,366,621	—%	$1,586,007	—%	$1,099,448	—%
Interest bearing	773,655	0.42%	582,623	0.46%	504,614	0.63%
Money market	4,444,753	0.54%	3,403,276	0.51%	2,838,735	0.63%
Savings	647,691	0.30%	877,255	0.37%	1,073,709	0.58%
Time	3,716,611	1.18%	2,844,377	1.31%	2,632,451	1.48%
	$11,949,331	0.61%	$9,293,538	0.65%	$8,148,957	0.81%
Total deposits at December 31, 2014 and 2013 included $1.6 billion and $0.8 billion, respectively, of deposits in New York. Average deposits in New York totaled $1.4 billion for the year ended December 31, 2014.

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2014 (in thousands):

Three months or less	$426,194
Over three through six months	583,674
Over six through twelve months	1,285,808
Over twelve months	584,258
$2,879,934
Federal Home Loan Bank Advances and Other Borrowings
At December 31, 2014 and 2013 outstanding FHLB advances and other borrowings consisted of the following (dollars in thousands):

	2014	2013
FHLB advances	$3,307,932	$2,412,050
Securities sold under agreements to repurchase	—	346
Capital lease obligations	10,627	1,917
	$3,318,559	$2,414,313
In addition to deposits, we also utilize FHLB advances to finance our operations; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying first mortgage, commercial real estate, and home equity loans, and mortgage-backed securities. The contractual balance of FHLB advances outstanding at December 31, 2014 is scheduled to mature as follows (in thousands):

Maturing in:
2015—31 days or less	$525,000
2015—Over 31 days	2,080,350
2016	450,000
2017	255,000
Total contractual balance outstanding	3,310,350
Unamortized modification costs	(2,418)
Carrying value	$3,307,932
The increase in outstanding FHLB advances during the year ended December 31, 2014 corresponds to asset growth.
Capital Resources
Since inception, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Stockholders' equity increased $124 million, or 6.4%, from $1.9 billion at December 31, 2013 to $2.1 billion at December 31, 2014.
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2014 and 2013, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. See Note 16 to the consolidated financial statements for more information about BankUnited and the Company's regulatory capital ratios and requirements.
On July 2, 2013 the Federal Reserve Board approved a final rule that implements the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The Company is required to implement the final rule on January 1, 2015, with a phase-in period extending through January 1, 2019. The rule will add another risk-based capital category, common equity tier 1 capital, increase the required tier 1 capital level, increase risk weights for certain of the Company's loans, other assets and off-balance sheet commitments add some complexity to the risk-based capital calculations. In addition, a capital conservation buffer will be phased in beginning in 2016. In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold this capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. As of December 31, 2014, the adoption of the rule would not have impacted our capital categories.
Liquidity
Liquidity involves our ability to generate adequate funds to support planned asset growth, particularly growth of the new loan portfolio, meet deposit withdrawal requests and other contractual obligations, maintain reserve requirements, conduct routine operations and pay dividends.
Our consolidated statements of cash flows have historically reflected net cash outflows from operating activities. For the years ended December 31, 2014, 2013 and 2012, net cash used in operating activities was $49.7 million, $67.1 million and $351.6 million, respectively. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows is accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $338.9 million, $410.4 million and $444.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $114.9 million, $164.9 million and $600.9 million for the years ended December 31, 2014, 2013 and 2012, respectively; exceeding net operating cash outflows for all periods. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity available to fund operating needs, dividends to BankUnited, Inc. and new loan growth. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $776.8 million, $841.3 million and $1.0 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
While we anticipate that the level of accretion on ACI loans will continue to result in reporting cash outflows from operating activities in the near term, the percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion is continuing to decrease. Cash flows from resolution of the loans acquired in the FSB Acquisition will ultimately be replaced by operating cash flows from new assets originated with those proceeds. In addition to cash provided by the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio and, to a lesser extent, FHLB advances.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At December 31, 2014, unencumbered investment securities available for sale totaled $3.3 billion. At December 31, 2014, BankUnited had available borrowing capacity at the FHLB of $1.5 billion, unused borrowing capacity at the Federal Reserve Bank of $88 million and unused Federal funds and repurchase agreement lines of credit totaling $175 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At December 31, 2014, BankUnited’s liquid assets divided by total assets was 5.8%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At December 31, 2014, BankUnited’s one year liquidity ratio was 107%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At December 31, 2014, BankUnited was within acceptable limits established by ALCO for each of these measures.

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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200, plus 300, plus 400 and plus 500 basis point change with rates increasing by the magnitude of the rate ramp evenly over the next 12 months as well as scenarios resulting in a more flattened yield curve with interest rate decreases up to 100 and 200 basis points at the long end of the curve and instantaneous rate shocks of plus 100, 200, 300, 400 and 500 basis points. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at December 31, 2014 and 2013:

	Plus 100	Plus 200	Plus 300
December 31, 2014:
Twelve Months	0.7%	1.5%	2.2%
Twenty Four Months	2.2%	4.3%	6.3%
December 31, 2013:
Twelve Months	1.1%	1.2%	1.2%
Twenty Four Months	4.1%	7.2%	9.4%
Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at December 31, 2014 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 8%, 13% and 18% in plus 100, 200 and 300 basis point scenarios, respectively. As of December 31, 2014, our simulation for BankUnited indicated percentage changes from base EVE of (3.6)%, (8.0)% and (13.6)% in plus 100, 200, and 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2014, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $4 million and the aggregate fair value included in other liabilities was $43 million.
Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $1.1 billion at December 31, 2014. The aggregate fair value of these interest rate swaps included in other assets was $26 million and the aggregate fair value included in other liabilities was $26 million. These interest rate swaps were entered into as accommodations to certain of our commercial borrowers.
See Note 13 to the consolidated financial statements for more information about our derivative positions.
Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of December 31, 2014 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$493,222	$493,222
Commitments to purchase loans	—	117,193	117,193
Unfunded commitments under lines of credit	25,765	1,252,863	1,278,628
Commercial and standby letters of credit	—	57,670	57,670
	$25,765	$1,920,948	$1,946,713
Contractual Obligations
The following table contains supplemental information regarding our outstanding contractual obligations, including interest to be paid on long-term debt obligations and certificates of deposit, as of December 31, 2014 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$3,330,253	$2,621,368	$708,885	$—	$—
Operating lease obligations	179,500	20,834	40,538	36,372	81,756
Premises and equipment obligations	2,431	2,431	—	—	—
Certificates of deposits	4,033,979	3,229,045	775,500	29,293	141
Capital lease obligations	19,666	1,636	3,424	3,677	10,929
	$7,565,829	$5,875,314	$1,528,347	$69,342	$92,826

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
See the section entitled "Interest Rate Risk" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankUnited, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/KPMG LLP
February 26, 2015
Miami, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

We have audited BankUnited, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BankUnited, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
February 26, 2015
Miami, Florida
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks:
Non-interest bearing	$46,268	$45,976
Interest bearing	33,979	14,590
Interest bearing deposits at Federal Reserve Bank	100,596	190,075
Federal funds sold	6,674	2,108
Cash and cash equivalents	187,517	252,749
Investment securities available for sale, at fair value (including covered securities of $205,769 at December 31, 2013)	4,585,694	3,637,124
Investment securities held to maturity	10,000	—
Non-marketable equity securities	191,674	152,066
Loans held for sale	1,399	194
Loans (including covered loans of $1,043,864 and $1,483,888)	12,414,769	9,053,609
Allowance for loan and lease losses	(95,542)	(69,725)
Loans, net	12,319,227	8,983,884
FDIC indemnification asset	974,704	1,205,117
Bank owned life insurance	215,065	206,759
Equipment under operating lease, net	314,558	196,483
Other real estate owned (including covered OREO of $13,645 and $39,672)	13,780	40,570
Deferred tax asset, net	117,215	70,626
Goodwill and other intangible assets	68,414	69,067
Other assets	211,282	232,010
Total assets	$19,210,529	$15,046,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,714,127	$2,171,335
Interest bearing	899,696	676,079
Savings and money market	5,896,007	4,402,987
Time	4,001,925	3,282,027
Total deposits	13,511,755	10,532,428
Federal Home Loan Bank advances and other borrowings	3,318,559	2,414,313
Other liabilities	327,681	171,210
Total liabilities	17,157,995	13,117,951

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 101,656,702 and 101,013,014 shares issued and outstanding	1,017	1,010
Paid-in capital	1,353,538	1,334,945
Retained earnings	651,627	535,263
Accumulated other comprehensive income	46,352	57,480
Total stockholders' equity	2,052,534	1,928,698
Total liabilities and stockholders' equity	$19,210,529	$15,046,649

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest income:
Loans	$667,237	$618,944	$584,727
Investment securities	108,662	114,535	131,198
Other	7,845	5,342	4,931
Total interest income	783,744	738,821	720,856
Interest expense:
Deposits	72,961	60,566	66,178
Borrowings	33,690	32,045	57,091
Total interest expense	106,651	92,611	123,269
Net interest income before provision for loan losses	677,093	646,210	597,587
Provision for (recovery of) loan losses (including $(243), $(1,738) and $(503) for covered loans)	41,505	31,964	18,896
Net interest income after provision for loan losses	635,588	614,246	578,691
Non-interest income:
Income from resolution of covered assets, net	49,082	78,862	51,016
Net loss on FDIC indemnification	(46,396)	(50,638)	(6,030)
FDIC reimbursement of costs of resolution of covered assets	4,440	9,397	19,569
Service charges and fees	16,612	14,255	12,716
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $20,369, $(16,195), and $(29,270))	21,047	(15,469)	(28,657)
Gain on investment securities available for sale, net (including loss related to covered securities of $(963) for the year ended December 31, 2013)	3,859	8,629	17,039
Loss on extinguishment of debt	—	—	(14,175)
Loss on termination of interest rate swap	—	—	(8,701)
Lease financing	21,601	8,214	791
Other non-interest income	13,920	14,799	30,373
Total non-interest income	84,165	68,049	73,941
Non-interest expense:
Employee compensation and benefits	195,218	173,763	173,261
Occupancy and equipment	70,520	63,766	54,465
Amortization (accretion) of FDIC indemnification asset	69,470	36,943	(15,306)
(Gain) loss on other real estate owned, net (including (gain) loss related to covered OREO of $(2,744), $(7,629), and $5,762)	(2,617)	(7,629)	5,762
Foreclosure and other real estate owned expense	4,976	10,442	20,268
Deposit insurance expense	9,348	7,648	7,248
Professional fees	13,178	21,934	15,468
Telecommunications and data processing	13,381	13,034	12,462
Other non-interest expense	53,029	44,392	34,139
Total non-interest expense	426,503	364,293	307,767
Income before income taxes	293,250	318,002	344,865
Provision for income taxes	89,035	109,066	133,605
Net income	204,215	208,936	211,260
Preferred stock dividends	—	—	3,899
Net income available to common stockholders	$204,215	$208,936	$207,361
Earnings per common share, basic (see Note 2)	$1.95	$2.03	$2.05
Earnings per common share, diluted (see Note 2)	$1.95	$2.01	$2.05
Cash dividends declared per common share	$0.84	$0.84	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012

Net income	$204,215	$208,936	$211,260
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	1,939	(39,546)	68,893
Reclassification adjustment for net securities gains realized in income	(2,370)	(5,300)	(10,466)
Net change in unrealized gains on securities available for sale	(431)	(44,846)	58,427
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(27,080)	4,942	(8,848)
Reclassification adjustment for net losses realized in income	16,383	13,408	16,378
Net change in unrealized losses on derivative instruments	(10,697)	18,350	7,530
Other comprehensive income (loss)	(11,128)	(26,496)	65,957
Comprehensive income	$193,087	$182,440	$277,217

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$204,215	$208,936	$211,260
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion, net	(258,433)	(373,988)	(476,185)
Provision for loan losses	41,505	31,964	18,896
Income from resolution of covered assets, net	(49,082)	(78,862)	(51,016)
Net loss on FDIC indemnification	46,396	50,638	6,030
(Gain) loss on sale of loans, net	(21,047)	15,469	28,657
Increase in cash surrender value of bank owned life insurance	(3,009)	(2,472)	(3,532)
Gain on investment securities available for sale, net	(3,859)	(8,629)	(17,039)
Loss on extinguishment of debt	—	—	14,175
(Gain) loss on other real estate owned	(2,617)	(7,629)	5,762
Equity based compensation	15,551	13,936	23,204
Depreciation and amortization	31,552	23,184	15,056
Deferred income taxes	(39,577)	8,237	(72,228)
Proceeds from sale of loans held for sale	22,387	36,752	42,920
Loans originated for sale, net of repayments	(23,088)	(34,091)	(39,735)
Realized tax benefits from dividend equivalents and equity based compensation	(2,123)	(2,795)	(1,612)
Gain on acquisition	—	—	(5,288)
Other:
(Increase) decrease in other assets	(32,709)	(4,324)	3,100
Increase (decrease) in other liabilities	24,192	56,567	(54,031)
Net cash used in operating activities	(49,746)	(67,107)	(351,606)

Cash flows from investing activities:
Purchase of investment securities	(1,549,649)	(1,095,477)	(1,300,485)
Proceeds from repayments of investment securities available for sale	362,552	680,780	659,044
Proceeds from sale of investment securities available for sale	355,798	874,876	835,745
Maturities and calls of investment securities available for sale	—	5,751	78,623
Purchase of non-marketable equity securities	(82,800)	(40,137)	(45,389)
Proceeds from redemption of non-marketable equity securities	43,192	21,131	61,670
Purchases of loans	(955,995)	(1,141,808)	(709,388)
Loan originations, repayments and resolutions, net	(2,617,273)	(2,067,791)	(204,530)
Proceeds from sale of loans, net	624,362	116,611	103,796
Decrease in FDIC indemnification asset for claims filed	114,916	164,872	600,857
Purchase of premises and equipment, net	(24,012)	(22,079)	(31,958)
Acquisition of equipment under operating lease	(126,834)	(162,009)	(39,154)
Proceeds from sale of other real estate owned	55,971	111,165	193,255
Other investing activities	(8,035)	(52,869)	(1,086)
Net cash provided by (used in) investing activities	(3,807,807)	(2,606,984)	201,000
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Net increase in deposits	2,979,340	1,994,404	738,332
Additions to Federal Home Loan Bank advances and other borrowings	4,100,000	2,625,000	2,612,969
Repayments of Federal Home Loan Bank advances and other borrowings	(3,206,933)	(2,137,882)	(2,923,607)
Dividends paid	(87,716)	(65,225)	(89,021)
Realized tax benefits from dividend equivalents and equity based compensation	2,123	2,795	1,612
Exercise of stock options	926	9,905	3,597
Other financing activities	4,581	2,490	(1,665)
Net cash provided by financing activities	3,792,321	2,431,487	342,217
Net increase (decrease) in cash and cash equivalents	(65,232)	(242,604)	191,611
Cash and cash equivalents, beginning of period	252,749	495,353	303,742
Cash and cash equivalents, end of period	$187,517	$252,749	$495,353
Supplemental disclosure of cash flow information:
Interest paid	$105,386	$93,735	$143,161
Income taxes paid	$129,987	$97,631	$257,960
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$26,564	$68,084	$151,302
Transfers from loans held for sale to portfolio	$—		$4,023
Assets received in satisfaction of loans	$—	$—	$4,772
Disbursement of loan proceeds from escrow	$52,500	$—	$—
Dividends declared, not paid	$21,968	$21,833	$—
Equity consideration issued in business combination	$—	$—	$39,861
Unsettled securities trades	$124,767	$—	$—
Acquisition of assets under capital lease	$9,035	$1,820	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	97,700,829	$977	—	$—	$1,240,068	$276,216	$18,019	$1,535,280
Comprehensive income	—	—	—	—	—	211,260	65,957	277,217
Exchange of common shares for preferred shares	(5,415,794)	(54)	5,415,794	54	—	—	—	—
Equity consideration issued in business combination	1,676,060	17	—	—	39,844	—	—	39,861
Dividends	—	—	—	—	—	(74,091)	—	(74,091)
Equity based compensation	885,143	8	—	—	23,196	—	—	23,204
Forfeiture of unvested shares	(90,629)	(1)	—	—	1	—	—	—
Exercise of stock options	251,120	3	—	—	3,594	—	—	3,597
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	1,612	—	—	1,612
Balance at December 31, 2012	95,006,729	950	5,415,794	54	1,308,315	413,385	83,976	1,806,680
Comprehensive income	—	—	—	—	—	208,936	(26,496)	182,440
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—		—
Dividends	—	—	—	—	—	(87,058)	—	(87,058)
Equity based compensation	109,585	1	—	—	13,935	—	—	13,936
Forfeiture of unvested shares	(58,682)	—	—	—	—	—	—	—
Exercise of stock options	539,588	5	—	—	9,900	—	—	9,905
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	2,795	—	—	2,795
Balance at December 31, 2013	101,013,014	1,010	—	—	1,334,945	535,263	57,480	1,928,698
Comprehensive income	—	—	—	—	—	204,215	(11,128)	193,087
Dividends	—	—	—	—	—	(87,851)	—	(87,851)
Equity based compensation	699,529	7	—	—	15,544	—	—	15,551
Forfeiture of unvested shares	(111,264)	(1)	—	—	1	—	—	—
Exercise of stock options	55,423	1	—	—	925	—	—	926
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	2,123	—	—	2,123
Balance at December 31, 2014	101,656,702	$1,017	—	$—	$1,353,538	$651,627	$46,352	$2,052,534

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 100 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at December 31, 2014.
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
The Company has a single reportable segment.
Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosures of contingent assets and liabilities. Actual results could differ significantly from these estimates.
Significant estimates include the allowance for loan and lease losses ("ALLL"), the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, and the fair values of investment securities and other financial instruments. Management has used information provided by third party valuation specialists to assist in the determination of the fair values of investment securities.
Significant estimates were also made in the determination of the fair values of assets acquired and liabilities assumed in the FSB Acquisition, the most significant of which related to loans acquired with evidence of deterioration in credit quality since origination, the FDIC indemnification asset and certain investment securities.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fair Value Measurements
Certain of the Company's assets and liabilities are reflected in the financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent impaired loans, OREO, loans held for sale, goodwill, mortgage servicing rights ("MSRs") and assets acquired and liabilities assumed in business combinations. These non-recurring fair value measurements typically involve the application of acquisition accounting, lower-of-cost-or-market accounting or the measurement of impairment of certain assets.
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
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity and marketable equity securities are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in accumulated other comprehensive income ("AOCI"), a separate component of stockholders' equity. Securities classified as available for sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes or changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities using the level yield method. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.
The Company reviews investment securities for other-than-temporary impairment ("OTTI") on a quarterly basis or more frequently if events and circumstances indicate that a potential impairment may have occurred. An investment security is impaired if its fair value is lower than its amortized cost basis. The Company considers many factors in determining whether a decline in fair value below amortized cost represents OTTI, including, but not limited to:

•	the Company's intent to hold the security until maturity or for a period of time sufficient for a recovery in value;

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis;

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Loans Held for Sale
Mortgage loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value, determined in the aggregate. These loans are generally sold on a non-recourse basis. Loans were generally sold with servicing released prior to March 31, 2014 and generally sold with servicing retained subsequent to that date. Gains and losses on the sale of loans recognized in earnings are measured based on the difference between proceeds received, including the value of retained servicing, and the carrying amount of the loans, inclusive of deferred origination fees and costs, if any.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Loans not originated for sale in the secondary market and not otherwise acquired with the intent to sell are transferred into the held for sale classification at the lower of carrying amount or fair value when they are specifically identified for sale and a formal plan exists to sell them. Acquired credit impaired loans accounted for in pools are removed from the pools at their carrying amounts when they are sold.
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, home equity loans and lines of credit, multi-family, owner and non-owner occupied commercial real estate, construction and land, commercial and industrial and consumer loans and direct financing leases. A portion of the Company's loan portfolio consists of loans acquired from the FDIC in the FSB Acquisition, the substantial majority of which are covered under the Loss Sharing Agreements. Loans covered under the Loss Sharing Agreements are referred to as covered loans. The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include those originated or purchased since the FSB Acquisition ("new loans") and loans acquired in the FSB Acquisition for which loss share coverage has terminated. Loans acquired in the FSB Acquisition are further segregated between those acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired or "ACI" loans) and those acquired without evidence of deterioration in credit quality since origination ("non-ACI" loans).
New Loans
New loans are those originated or purchased by the Company since the FSB Acquisition. New loans are carried at the unpaid principal balance ("UPB"), net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the ALLL.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Non-ACI Loans
Loans acquired without evidence of deterioration in credit quality since origination were initially recorded at estimated fair value on the acquisition date. Non-ACI 1-4 single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics were aggregated into pools for accounting purposes at acquisition. Non-ACI loans are carried at the principal amount outstanding, adjusted for unamortized acquisition date fair value adjustments and the ALLL. Interest income is accrued based on the UPB and, with the exception of home equity loans and lines of credit, acquisition date fair value adjustments are amortized using the level-yield method over the expected lives of the related loans. For non-ACI 1-4 family residential mortgage loans accounted for in pools, prepayment estimates are used in determining the periodic amortization of acquisition date fair value adjustments. Acquisition date fair value adjustments related to revolving home equity loans and lines of credit are amortized on a straight-line basis.
Non-accrual Loans
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Troubled Debt Restructurings
In certain situations due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ACI loans accounted for in pools, the related loan is classified as a troubled-debt restructuring ("TDR") and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below that commensurate with the risk profile of the loans, modification of payment terms and other actions intended to minimize economic loss. A TDR is generally placed on non-accrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status. Modified ACI loans accounted for in pools are not accounted for as TDRs, are not separated from the pools and are not classified as impaired loans.
Allowance for Loan and Lease Losses
The ALLL represents the amount considered adequate by management to absorb probable losses inherent in the loan portfolio at the balance sheet date. The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition and (iii) impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration since acquisition. The ALLL consists of both specific and general components. The ALLL is established as losses are estimated to have occurred through a provision charged to earnings. Individual loans are charged off against the ALLL when management determines them to be uncollectible.
An assessment of collateral value is made at no later than 120 days delinquency for new open- and closed-end loans secured by residential real estate and any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Non-ACI loans secured by residential real estate are generally charged off at final resolution which is consistent with the terms of the Single Family Shared-Loss Agreement. Consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when management deems them to be uncollectible. Subsequent recoveries are credited to the ALLL.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

New and Non-ACI Loans
The new residential and home equity portfolio segments have not yet developed an observable loss trend. Due to several factors, there is a lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios. Those factors include elimination of wholesale origination channels, elimination of Alt-A and no document loans, enhancements to real estate appraisal policies, elimination of option ARMs and tightening of underwriting policies. Therefore, management does not believe it is appropriate to use the historical performance of the covered residential loans as a basis for calculating the ALLL applicable to the new loans. The ALLL for new 1-4 single family residential loans is based on average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008. Loans included in these securitizations have credit characteristics, such as loan-to-value ("LTV") and FICO scores, considered by management to be comparable to characteristics of loans in the new 1-4 single family residential portfolio. The ALLL for new home equity loans is based on peer group average historical loss rates as described further below.
Calculated loss frequency and severity percentages are applied to the UPB of non-ACI 1-4 single family residential mortgages and home equity loans and lines of credit to calculate the ALLL. Based on an analysis of historical portfolio performance, OREO and short sale data and other internal and external factors, management has concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is used to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. Loss severity given default is estimated based on internal data about short sales and OREO sales for the most recent twelve months. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans and lines of credit projected to roll to 120 days delinquency.
The credit quality of loans in the residential portfolio segment may be impacted by fluctuations in home values, unemployment, general economic conditions, borrowers' financial circumstances and fluctuations in interest rates.
The new commercial loan portfolio has limited delinquency history and has not exhibited an observable loss trend. The credit quality of loans in this portfolio segment is impacted by general economic conditions and other factors that may influence debt service coverage generated by the borrowers' businesses as well as fluctuations in the value of real estate and other collateral. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans not individually determined to be impaired are grouped based on common risk characteristics. The ALLL for these portfolio segments is based primarily on peer group average historical loss rates and the Bank's internal credit risk rating system, using a four quarter loss emergence period and a twelve quarter loss experience period. The ALLL for municipal loans and lease receivables is based on a cumulative municipal default curve for obligations of credit quality comparable to those in the Company's portfolio, using a twelve quarter loss emergence period.
The peer group used to calculate average annual historical net charge-off rates that form the basis for the Bank's general reserves for new commercial, home equity and consumer loans is a group of 34 banks made up of the banks included in the OCC Midsize Bank Group and two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations.
Qualitative adjustments are made to the ALLL when, based on management's judgment and experience, there are internal or external factors impacting incurred losses not taken into account by the quantitative calculations. Management has categorized potential qualitative adjustments into the following categories:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral for loans secured by real estate;

•	Quality of risk ratings, as measured by changes in risk rating identified by our independent loan review function;

•	Credit concentrations;

•	Changes in credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory requirements.
Revisions to ALLL inputs
Management revised the source or determination of inputs to the ALLL methodology in 2014, as follows:

•
The peer group used in calculating annual historical net charge-off rates used in determining general reserves for the majority of the new commercial, home equity and consumer portfolio segments was changed. Prior to 2014, a peer group of banks in the Southeast region of the U.S. was used for loans originated in the Florida market and a peer group of banks in the U.S. New York region was used for loans originated in the New York market. Management determined there was no longer a sufficient number of banks in the regional peer sets comparable to BankUnited in size and nature of lending operations.

•
The loss experience period used to calculate average historical net charge-off rates was extended from eight to twelve quarters to include sufficient history and better capture a range of observations reflecting the performance of loans originated in the current economic cycle.

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
The primary assumptions underlying estimates of expected cash flows for commercial ACI loans are default probability and severity of loss given default. Generally, updated cash flow assumptions are based primarily on net realizable value analyses prepared at the individual loan level. These analyses incorporate information about loan performance, collateral values, the financial condition of the borrower and other available information that may impact sources of repayment.
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments. The reserve is calculated in a manner similar to the general reserve for new loans, while also considering the timing and

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

likelihood that the available credit will be utilized as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income.
FDIC Indemnification Asset
The FDIC indemnification asset was initially recorded at the time of the FSB Acquisition at fair value, measured as the present value of the estimated cash payments expected from the FDIC for probable losses on covered assets, consisting of loans, OREO and certain investment securities acquired from the FDIC. The FDIC indemnification asset is measured separately from the related covered assets. It is not contractually embedded in the covered assets and it is not transferrable with the covered assets should the Company choose to dispose of them.
Impairment of expected cash flows from covered assets results in an increase in cash flows expected to be collected from the FDIC. These increased expected cash flows from the FDIC are recognized as increases in the FDIC indemnification asset and as non-interest income in the same period that the impairment of the covered assets is recognized in the provision for loan losses. Increases in expected cash flows from covered assets result in decreases in cash flows expected to be collected from the FDIC. These decreases in expected cash flows from the FDIC are recognized immediately in earnings to the extent that they relate to a reversal of a previously recorded valuation allowance related to the covered assets. Any remaining decreases in cash flows expected to be collected from the FDIC are recognized prospectively through an adjustment of the rate of accretion or amortization on the FDIC indemnification asset, consistent with the approach taken to recognize increases in expected cash flows on the covered assets. Amortization of the FDIC indemnification asset results from circumstances in which, due to improvement in expected cash flows from the covered assets, expected cash flows from the FDIC are less than the carrying value of the FDIC indemnification asset. Accretion or amortization of the FDIC indemnification asset is recognized in earnings using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets.
Gains and losses from resolution of ACI loans are included in the income statement line item "Income from resolution of covered assets, net." These gains and losses represent the difference between the expected losses from ACI loans and consideration actually received in satisfaction of such loans that were resolved either by payment in full, foreclosure or short sale. The Company may also realize gains or losses on the sale or impairment of covered loans, covered investment securities or covered OREO. When the Company recognizes gains or losses related to the resolution, sale or impairment of covered assets in earnings, corresponding changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements are reflected in the consolidated financial statements as increases or decreases in the FDIC indemnification asset and in the consolidated statement of income line item "Net loss on FDIC indemnification."
Bank Owned Life Insurance
Bank owned life insurance is carried at the amount that could be realized under the contract at the balance sheet date, which is typically cash surrender value. Changes in cash surrender value are recorded in non-interest income.
Other Real Estate Owned
OREO consists of real estate assets acquired through, or in lieu of, loan foreclosure. These assets are held for sale and are initially recorded at estimated fair value less costs to sell, establishing a new cost basis. Subsequent to foreclosure, periodic valuations are performed and the assets are carried at the lower of the carrying amount at the date of foreclosure or estimated fair value less cost to sell. Significant property improvements are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining foreclosed properties are expensed as incurred.
Goodwill and Other Intangible Assets
Goodwill of $67 million at December 31, 2014 and 2013 represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

amount, impairment of goodwill is measured as the excess of the carrying amount of goodwill over its implied fair value. The estimated fair value of the reporting unit is based on the market capitalization of the Company's common stock. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.
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
Equipment Under Operating Lease
Equipment under operating lease is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term. Estimated residual values are re-evaluated at least annually, based primarily on current residual value appraisals. Rental revenue is recognized on a straight-line basis over the contractual term of the lease.
A review for impairment of equipment under operating lease is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data.
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. Direct costs of materials and services associated with developing or obtaining and implementing internal use computer software incurred during the application and development stage are capitalized and amortized over the estimated useful lives of the software. The estimated useful lives of premises and equipment are as follows:

•	buildings and improvements - 30 years;

•	leasehold improvements - 5 to 20 years;

•	furniture, fixtures and equipment - 5 to 7 years;

•	computer equipment - 3 to 5 years; and

•	software and software licensing rights - 3 to 5 years.
Mortgage Servicing Rights
The Company may acquire MSRs through purchases or retention of servicing in connection with sales of originated loans in the secondary market. All newly acquired MSRs are initially measured at fair value. MSRs are subsequently measured using the amortization method. MSRs are amortized in proportion to and over the period of estimated net servicing revenue. Amortization is adjusted prospectively in response to changes in estimated future cash flows.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
December 31, 2014

Reclassifications
Certain amounts presented for prior periods have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Receivables—Troubled Debt Restructurings by Creditors and ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) . The amendments in ASU 2014-04 clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through a deed in lieu of foreclosure or other similar legal agreement. In addition, entities are required to disclose the recorded investment in residential mortgage loans for which formal foreclosure proceedings are in process. The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate receivable be recognized upon foreclosure if the loan has a government guarantee that is not separable from the loan before foreclosure and certain other conditions are met. The amendments in these updates are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The Company intends to adopt these updates prospectively effective January 1, 2015. Management does not expect adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied retrospectively. Early application is not permitted. Management is currently evaluating the impact of adoption.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share data):

c	2014	2013	2012
Basic earnings per common share:
Numerator:
Net income	$204,215	$208,936	$211,260
Preferred stock dividends	—	—	(3,899)
Net income available to common stockholders	204,215	208,936	207,361
Distributed and undistributed earnings allocated to participating securities	(7,991)	(9,380)	(15,081)
Income allocated to common stockholders for basic earnings per common share	$196,224	$199,556	$192,280
Denominator:
Weighted average common shares outstanding	101,574,076	99,587,970	94,791,484
Less average unvested stock awards	(1,117,869)	(1,093,930)	(1,137,210)
Weighted average shares for basic earnings per common share	100,456,207	98,494,040	93,654,274
Basic earnings per common share	$1.95	$2.03	$2.05
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$196,224	$199,556	$192,280
Adjustment for earnings reallocated from participating securities	16	1,265	20
Income used in calculating diluted earnings per common share	$196,240	$200,821	$192,300
Denominator:
Weighted average shares for basic earnings per common share	100,456,207	98,494,040	93,654,274
Dilutive effect of stock options and preferred shares	139,606	1,257,565	174,509
Weighted average shares for diluted earnings per common share	100,595,813	99,751,605	93,828,783
Diluted earnings per common share	$1.95	$2.01	$2.05
The following potentially dilutive securities were outstanding at December 31, 2014, 2013 and 2012, but excluded from the calculation of diluted earnings per common share for the years then ended because their inclusion would have been anti-dilutive:

	2014	2013	2012
Unvested shares	881,693	752,609	1,248,707
Stock options and warrants	6,386,424	6,386,815	6,950,735
Convertible preferred shares	—	—	5,415,794

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 3    Acquisition Activity
On February 29, 2012, BKU completed the acquisition of Herald National Bank ("Herald") for a purchase price of $65 million consisting of cash of $25 million, 1,676,060 shares of common stock valued at $39 million and stock options and warrants valued at $1 million. The acquisition of Herald was determined to be a business combination and was accounted for using the acquisition method of accounting; accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date.
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
Note 4    Investment Securities
Investment securities available for sale at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. Treasury securities	$54,924	$43	$—	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,501,504	29,613	(6,401)	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	101,089	769	—	101,858
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	179,664	3,613	(5)	183,272
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	350,300	54,222	(543)	403,979
Private label commercial mortgage-backed securities	1,134,854	9,470	(4,935)	1,139,389
Single family rental real estate-backed securities	446,079	468	(3,530)	443,017
Collateralized loan obligations	174,767	—	(435)	174,332
Non-mortgage asset-backed securities	117,562	4,608	(6)	122,164
Mutual funds and preferred stocks	96,294	9,148	—	105,442
State and municipal obligations	15,317	385	—	15,702
Small Business Administration securities	298,424	10,540	(236)	308,728
Other debt securities	3,712	4,416	—	8,128
	$4,474,490	$127,295	$(16,091)	$4,585,694

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
As discussed in Note 1, FDIC loss sharing on covered investment securities ended on May 21, 2014. Investment securities formerly covered under the Commercial Shared-Loss Agreement had an aggregate fair value of $168 million, amortized cost of $108 million and gross unrealized gains of $60 million as of December 31, 2014.
Investment securities held to maturity at December 31, 2014 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at December 31, 2014. The bond matures in 2024.
At December 31, 2014, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$510,919	$529,197
Due after one year through five years	2,576,280	2,620,431
Due after five years through ten years	1,028,754	1,050,596
Due after ten years	262,243	280,028
Mutual funds and preferred stocks with no stated maturity	96,294	105,442
	$4,474,490	$4,585,694
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2014 was 4.1 years. The effective duration of the investment portfolio as of December 31, 2014 was 1.7 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB totaled $1.0 billion at December 31, 2014 and $0.9 billion at December 31, 2013.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table provides information about gains and losses on investment securities available for sale for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Proceeds from sale of investment securities available for sale	$355,798	$874,876	$835,745

Gross realized gains	$4,987	$11,119	$17,338
Gross realized losses	(1,128)	(1,527)	(299)
Net realized gain	3,859	9,592	17,039
OTTI	—	(963)	—
Gain on investment securities available for sale, net	$3,859	$8,629	$17,039
During the year ended December 31, 2013, OTTI was recognized on an intermediate term mortgage mutual fund.  Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary.  This security was covered under the Commercial Shared-Loss Agreement; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on FDIC indemnification.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions (in thousands):

	2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$7,058	$(34)	$300,057	$(6,367)	$307,115	$(6,401)
Re-Remics	—	—	335	(5)	335	(5)
Private label residential mortgage-backed securities and CMOs	60,076	(189)	14,653	(354)	74,729	(543)
Private label commercial mortgage-backed securities	103,900	(1,150)	239,456	(3,785)	343,356	(4,935)
Single family rental real estate-backed securities	233,012	(3,530)	—	—	233,012	(3,530)
Collateralized loan obligations	49,565	(435)	—	—	49,565	(435)
Non-mortgage asset-backed securities	2,796	(6)	—	—	2,796	(6)
Small Business Administration securities	49,851	(236)	—	—	49,851	(236)
	$506,258	$(5,580)	$554,501	$(10,511)	$1,060,759	$(16,091)

	2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$414,361	$(8,559)	$—	$—	$414,361	$(8,559)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	26,777	(355)	—	—	26,777	(355)
Re-Remics	11,037	(1)	—	—	11,037	(1)
Private label residential mortgage-backed securities and CMOs	79,048	(1,696)	10,303	(238)	89,351	(1,934)
Private label commercial mortgage-backed securities	511,778	(12,980)	—	—	511,778	(12,980)
Non-mortgage asset-backed securities	1,516	(11)	—	—	1,516	(11)
Mutual funds and preferred stocks	67,513	(1,870)	—	—	67,513	(1,870)
	$1,112,030	$(25,472)	$10,303	$(238)	$1,122,333	$(25,710)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2014 and 2012. As discussed above, one security was determined to be other-than-temporarily impaired during the year ended December 31, 2013.  The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2014, 42 securities were in unrealized loss positions. Unrealized losses on investment securities available for sale at December 31, 2014 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. The amount of impairment related to seven of these securities was considered

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

insignificant, totaling approximately $53 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities:
At December 31, 2014, eight U.S. Government agency and sponsored enterprise residential mortgage-backed securities were in unrealized loss positions. The amount of impairment of each of the individual securities was 5% or less of amortized cost.  The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential mortgage-backed securities and CMOs:
At December 31, 2014, four private label residential mortgage-backed securities were in unrealized loss positions.  These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of December 31, 2014. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial mortgage-backed securities:
At December 31, 2014, thirteen private label commercial mortgage-backed securities were in unrealized loss positions. The amount of impairment of each of the individual securities was 2% or less of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At December 31, 2014, seven single family rental real estate-backed securities were in unrealized loss positions. The securities had been in unrealized loss positions for six months or less and the amount of impairment of each of the individual securities was 2% or less of amortized cost.  Given the limited duration and severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At December 31, 2014, one collateralized loan obligation was in an unrealized loss position. This security had been in an unrealized loss position for four months and the amount of impairment was less than 1% of amortized cost. Given the limited duration and severity of impairment, the impairment was considered to be temporary.
Small Business Administration securities:
At December 31, 2014, two Small Business Administration securities were in unrealized loss positions. These securities had been in unrealized loss positions for less than three months and the amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5   Loans and Allowance for Loan and Lease Losses
At December 31, 2014 and 2013, loans consisted of the following (dollars in thousands):

	2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial finance subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans net of premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

	2013
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$1,800,332	$—	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	—	39,602	127,807	168,944	1.9%
	1,801,867	—	1,096,614	198,185	3,096,666	34.3%
Commercial:
Multi-family	1,097,872	8,093	33,354	—	1,139,319	12.6%
Commercial real estate
Owner occupied	712,844	5,318	49,861	689	768,712	8.5%
Non-owner occupied	946,543	1,449	93,089	52	1,041,133	11.5%
Construction and land	138,091	—	10,600	729	149,420	1.7%
Commercial and industrial	1,651,739	—	6,050	6,234	1,664,023	18.5%
Commercial finance subsidiaries	952,050	—	—	—	952,050	10.5%
	5,499,139	14,860	192,954	7,704	5,714,657	63.3%
Consumer	213,107	—	1,679	—	214,786	2.4%
Total loans	7,514,113	14,860	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,554,861	14,860	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	—	(2,893)	(9,502)	(69,725)
Loans, net	$7,497,531	$14,860	$1,288,354	$183,139	$8,983,884
Through three subsidiaries, the Bank provides commercial and municipal equipment financing utilizing both loan and lease structures. At December 31, 2014 and 2013, the commercial finance subsidiaries portfolio included a net investment in direct financing leases of $458 million and $340 million, respectively.
The following table presents the components of the net investment in direct financing leases as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Total minimum lease payments to be received	$489,892	$360,584
Unearned income	(37,277)	(23,202)
Initial direct costs	5,567	2,980
	$458,182	$340,362

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

As of December 31, 2014, future minimum lease payments to be received under direct financing leases were as follows (in thousands):

Years Ending December 31:
2015	$146,475
2016	123,036
2017	75,867
2018	42,365
2019	24,070
Thereafter	78,079
$489,892
During the years ended December 31, 2014 and 2013, the Company purchased 1-4 single family residential loans totaling $921 million and $1.1 billion, respectively.
At December 31, 2014, the Company had pledged real estate loans with UPB of approximately $6.9 billion and recorded investment of approximately $5.5 billion as security for FHLB advances.
At December 31, 2014 and 2013, the UPB of ACI loans was $2.6 billion and $3.3 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

Balance, December 31, 2011	$1,523,615
Reclassifications from non-accretable difference	206,934
Accretion	(444,483)
Balance, December 31, 2012	1,286,066
Reclassifications from non-accretable difference	282,952
Accretion	(410,446)
Balance, December 31, 2013	1,158,572
Reclassifications from non-accretable difference	185,604
Accretion	(338,864)
Balance, December 31, 2014	$1,005,312

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Loan sales
During the years ended December 31, 2014, 2013 and 2012, the Company sold covered 1-4 single family residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	2014	2013	2012
UPB of loans sold	$269,143	$230,031	$239,135

Cash proceeds, net of transaction costs	$177,560	$116,611	$103,796
Recorded investment in loans sold	144,231	82,160	103,127
Net pre-tax impact on earnings, excluding gain (loss) on FDIC indemnification	$33,329	$34,451	$669

Gain (loss) on sale of covered loans	$2,398	$(16,195)	$(29,270)
Proceeds recorded in interest income	30,931	50,646	29,939
	$33,329	$34,451	$669

Gain (loss) on FDIC indemnification	$(809)	$21,021	$30,725

For the years ended December 31, 2014, 2013 and 2012, covered 1-4 single family residential loans with UPB of $50 million, $102 million and $73 million, respectively, were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income.
During the year ended December 31, 2014, in accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans. These loans were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval and sold in March 2014. The reduction of carrying value to fair value for specific loans was recognized in the provision for loan losses.
The following table summarizes the pre-tax impact of these sales, as reflected in the consolidated statements of income for the year ended December 31, 2014 (in thousands):

Cash proceeds, net of transaction costs	$101,023

Carrying value of loans transferred to loans held for sale	86,521
Provision for loan losses recorded upon transfer to loans held for sale	(3,469)
Recorded investment in loans sold	83,052
Gain on sale of covered loans	$17,971

Loss on FDIC indemnification	$(2,085)

 During the year ended December 31, 2014, the Company made the decision to terminate its indirect auto lending activities and sold indirect auto loans with a recorded investment of $302.8 million. The total impact of this transaction on pre-tax earnings was not material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Allowance for loan and lease losses
Activity in the ALLL for the years ended December 31, 2014, 2013 and 2012 is summarized as follows (in thousands):

	2014
	Residential	Commercial	Consumer	Total
Beginning balance	$15,353	$52,185	$2,187	$69,725
Provision for (recovery of) loan losses:
ACI loans	—	1,987	324	2,311
Non-ACI loans	(1,891)	(663)	—	(2,554)
New loans	850	42,310	(1,412)	41,748
Total provision	(1,041)	43,634	(1,088)	41,505
Charge-offs:
ACI loans	—	(4,880)	(324)	(5,204)
Non-ACI loans	(3,006)	(490)	—	(3,496)
New loans	—	(7,671)	(1,083)	(8,754)
Total charge-offs	(3,006)	(13,041)	(1,407)	(17,454)
Recoveries:
Non-ACI loans	19	721	—	740
New loans	—	528	498	1,026
Total recoveries	19	1,249	498	1,766
Ending balance	$11,325	$84,027	$190	$95,542

	2013
	Residential	Commercial	Consumer	Total
Beginning balance	$19,164	$39,543	$414	$59,121
Provision for (recovery of) loan losses:
ACI loans	—	(2,891)	—	(2,891)
Non-ACI loans	4,043	(2,890)	—	1,153
New loans	(3,800)	35,368	2,134	33,702
Total provision	243	29,587	2,134	31,964
Charge-offs:
ACI loans	—	(2,235)	—	(2,235)
Non-ACI loans	(4,134)	(171)	—	(4,305)
New loans	(10)	(17,987)	(484)	(18,481)
Total charge-offs	(4,144)	(20,393)	(484)	(25,021)
Recoveries:
Non-ACI loans	90	2,690	—	2,780
New loans	—	758	123	881
Total recoveries	90	3,448	123	3,661
Ending balance	$15,353	$52,185	$2,187	$69,725

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

	2012
	Residential	Commercial	Consumer	Total
Beginning balance	$10,175	$38,176	$51	$48,402
Provision for (recovery of) loan losses:
ACI loans	—	(4,347)	—	(4,347)
Non-ACI loans	6,175	(2,331)	—	3,844
New loans	6,060	12,979	360	19,399
Total provision	12,235	6,301	360	18,896
Charge-offs:
ACI loans	—	(3,966)	—	(3,966)
Non-ACI loans	(3,275)	(316)	—	(3,591)
New loans	—	(2,929)	—	(2,929)
Total charge-offs	(3,275)	(7,211)	—	(10,486)
Recoveries:
Non-ACI loans	29	1,850	—	1,879
New loans	—	427	3	430
Total recoveries	29	2,277	3	2,309
Ending balance	$19,164	$39,543	$414	$59,121
Revisions to ALLL inputs, as described in Note 1, resulted in increased provisions of approximately $10 million for the year ended December 31, 2014.
The following table presents information about the balance of the ALLL and related loans as of December 31, 2014 and 2013 (in thousands):

	2014				2013
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$11,325	$84,027	$190	$95,542	$15,353	$52,185	$2,187	$69,725
Ending balance: non-ACI and new loans individually evaluated for impairment	$1,083	$6,878	$—	$7,961	$855	$9,467	$—	$10,322
Ending balance: non-ACI and new loans collectively evaluated for impairment	$10,242	$77,149	$190	$87,581	$14,498	$39,825	$2,187	$56,510
Ending balance: ACI	$—	$—	$—	$—	$—	$2,893	$—	$2,893
Ending balance: non-ACI	$4,192	$—	$—	$4,192	$9,070	$432	$—	$9,502
Ending balance: new loans	$7,133	$84,027	$190	$91,350	$6,283	$48,860	$2,187	$57,330
Loans:								0
Ending balance	$3,568,529	$8,819,980	$26,260	$12,414,769	$3,111,167	$5,720,722	$221,720	$9,053,609
Ending balance: non-ACI and new loans individually evaluated for impairment	$6,406	$28,978	$—	$35,384	$5,663	$22,584	$—	$28,247
Ending balance: non-ACI and new loans collectively evaluated for impairment	$2,664,944	$8,697,600	$26,246	$11,388,790	$2,008,890	$5,490,324	$220,041	$7,719,255
Ending balance: ACI loans	$897,179	$93,402	$14	$990,595	$1,096,614	$207,814	$1,679	$1,306,107

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Credit quality information
The tables below present information about loans or ACI pools identified as impaired as of December 31, 2014 and 2013 (in thousands):

	2014			2013
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$2,984	$2,961	$—	$1,751	$1,754	$—
Non-owner occupied	1,326	1,326	—	1,444	1,444	—
Commercial and industrial	4,830	4,826	—	—	—	—
Commercial finance subsidiaries	1,790	1,790	—	—	—	—
With a specific allowance recorded:
Commercial and industrial	11,152	11,157	4,054	16,048	16,055	8,696
Commercial finance subsidiaries	6,896	6,896	2,824	1,345	1,345	771
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	28,978	28,956	6,878	20,588	20,598	9,467
Consumer	—	—	—	—	—	—
	$28,978	$28,956	$6,878	$20,588	$20,598	$9,467
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$358	$426	$—	$168	$198	$—
Home equity loans and lines of credit	1,621	1,647	—	1,703	1,734	—
Commercial and industrial	—	—	—	1,996	1,999	—
With a specific allowance recorded:
1-4 single family residential	3,493	4,158	945	3,564	4,203	827
Home equity loans and lines of credit	934	949	138	228	232	28
Total:
Residential	$6,406	$7,180	$1,083	$5,663	$6,367	$855
Commercial	—	—	—	1,996	1,999	—
	$6,406	$7,180	$1,083	$7,659	$8,366	$855
ACI loans:
With no specific allowance recorded:
Commercial real estate
Non-owner occupied	$—	$—	$—	$384	$406	$—
Construction and land	—	—	—	567	588	—
With a specific allowance recorded:
Multi-family	—	—	—	3,478	3,459	323
Commercial real estate
Owner occupied	—	—	—	2,643	2,812	369
Non-owner occupied	—	—	—	32,436	37,392	1,444
Construction and land	—	—	—	1,686	1,500	192
Commercial and industrial	—	—	—	3,932	4,262	565
	$—	$—	$—	$45,126	$50,419	$2,893
Interest income recognized on impaired loans after impairment was not significant for any of the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

 The following table presents the average recorded investment in impaired loans for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014			2013			2012
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$—	$3,748	$—	$—	$3,891	$—	$—	$2,757	$—
Home equity loans and lines of credit	—	2,417	—	—	1,494	—	—	119	—
	—	6,165	—	—	5,385	—	—	2,876	—
Commercial:
Multi-family	—	—	696	730	—	4,804	4,614	—	11,936
Commercial real estate
Owner occupied	2,949	—	529	—	—	3,260	—	—	5,754
Non-owner occupied	1,385	—	6,564	2,224	—	22,883	1,291	143	36,198
Construction and land	—	—	451	—	—	3,873	190	1,074	12,482
Commercial and industrial	15,058	399	786	16,837	2,424	5,744	7,274	3,749	12,825
Commercial finance subsidiaries	2,680	—	—	1,478	—	—	671	—	—
	22,072	399	9,026	21,269	2,424	40,564	14,040	4,966	79,195
	$22,072	$6,564	$9,026	$21,269	$7,809	$40,564	$14,040	$7,842	$79,195
The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of December 31, 2014 and 2013 (in thousands):

	2014		2013
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$49	$604	$194	$293
Home equity loans and lines of credit	—	3,808	—	6,559
	49	4,412	194	6,852
Commercial:
Commercial real estate
Owner occupied	3,362	—	2,785	—
Non-owner occupied	1,326	—	1,444	52
Construction and land	209	—	244	—
Commercial and industrial	13,666	—	16,448	2,765
Commercial finance subsidiaries	9,226	—	1,534	—
	27,789	—	22,455	2,817
Consumer	173	—	75	—
	$28,011	$4,412	$22,724	$9,669
 As of December 31, 2013, discount was no longer being accreted on ACI commercial real estate loans with a carrying value of $1 million.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at December 31, 2014. New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.5 million at December 31, 2013.  The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.
Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. See "Aging of loans" below for more information on the delinquency status of loans. Original LTV and original FICO score are also important indicators of credit quality for the new 1-4 single family residential portfolio.
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
The following tables summarize key indicators of credit quality for the Company's loans as of December 31, 2014 and 2013. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$64,590	$79,518	$128,115	$596,843	$869,066
60% - 70%	55,075	63,642	102,054	424,487	645,258
70% - 80%	43,316	98,052	170,305	650,165	961,838
More than 80%	28,218	3,261	3,450	11,747	46,676
	$191,199	$244,473	$403,924	$1,683,242	$2,522,838

	2013
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$37,293	$60,626	$86,920	$473,250	$658,089
60% - 70%	25,861	45,485	77,253	308,242	456,841
70% - 80%	19,610	60,021	116,332	472,279	668,242
More than 80%	26,492	5,487	3,166	9,463	44,608
	$109,256	$171,619	$283,671	$1,263,234	$1,827,780

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Commercial credit exposure, based on internal risk rating:

	2014
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$1,930,324	$995,062	$1,750,753	$166,929	$2,364,792	$1,441,670	$8,649,530
Special mention	—	8,303	—	—	9,165	7,155	24,623
Substandard	408	6,426	1,326	209	21,501	11,044	40,914
Doubtful	—	—	—	—	5,121	6,390	11,511
	$1,930,732	$1,009,791	$1,752,079	$167,138	$2,400,579	$1,466,259	$8,726,578
ACI loans:
Pass	$22,762	$34,440	$30,101	$2,007	$1,156	$—	$90,466
Special mention	—	—	509	—	—	—	509
Substandard	2,202	—	152	—	67	—	2,421
Doubtful	—	—	—	—	6	—	6
	$24,964	$34,440	$30,762	$2,007	$1,229	$—	$93,402

	2013
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$1,098,383	$704,403	$946,208	$137,513	$1,624,492	$950,831	$5,461,830
Special mention	—	—	—	—	3,513	4,379	7,892
Substandard	770	7,080	1,444	244	15,672	833	26,043
Doubtful	—	51	—	—	8,918	771	9,740
	$1,099,153	$711,534	$947,652	$137,757	$1,652,595	$956,814	$5,505,505
Non-ACI loans:
Pass	$—	$687	$—	$688	$3,177	$—	$4,552
Substandard	—	—	52	—	2,379	—	2,431
Doubtful	—	—	—	—	420	—	420
	$—	$687	$52	$688	$5,976	$—	$7,403
ACI loans:
Pass	$31,002	$40,725	$53,238	$7,373	$1,824	$—	$134,162
Special mention	—	1,000	3,361	—	—	—	4,361
Substandard	10,445	13,454	37,845	3,227	4,206	—	69,177
Doubtful	—	—	94	—	20	—	114
	$41,447	$55,179	$94,538	$10,600	$6,050	$—	$207,814

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Aging of loans:
The following table presents an aging of loans as of December 31, 2014 and 2013. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

	2014					2013
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$2,518,357	$4,432	$—	$49	$2,522,838	$1,824,084	$2,990	$109	$597	$1,827,780
Home equity loans and lines of credit	1,827	—	—	—	1,827	1,535	—	—	—	1,535
Multi-family	1,929,546	1,186	—	—	1,930,732	1,099,153	—	—	—	1,099,153
Commercial real estate
Owner occupied	1,008,576	836	—	379	1,009,791	710,938	—	—	596	711,534
Non-owner occupied	1,752,079	—	—	—	1,752,079	947,652	—	—	—	947,652
Construction and land	167,138	—	—	—	167,138	137,757	—	—	—	137,757
Commercial and industrial	2,396,549	1,696	327	2,007	2,400,579	1,644,292	494	165	7,644	1,652,595
Commercial finance subsidiaries	1,458,890	5,208	246	1,915	1,466,259	956,673	116	25	—	956,814
Consumer	26,116	2	10	118	26,246	219,083	766	161	31	220,041
	$11,259,078	$13,360	$583	$4,468	$11,277,489	$7,541,167	$4,366	$460	$8,868	$7,554,861
Non-ACI loans:
1-4 single family residential	$45,959	$602	$563	$41	$47,165	$56,248	$3,129	$293	$—	$59,670
Home equity loans and lines of credit	93,427	1,739	546	3,808	99,520	116,036	2,417	556	6,559	125,568
Commercial real estate
Owner occupied	—	—	—	—	—	687	—	—	—	687
Non-owner occupied	—	—	—	—	—	52	—	—	—	52
Construction and land	—	—	—	—	—	688	—	—	—	688
Commercial and industrial	—	—	—	—	—	3,722	—	4	2,250	5,976
	$139,386	$2,341	$1,109	$3,849	$146,685	$177,433	$5,546	$853	$8,809	$192,641
ACI loans:
1-4 single family residential	$829,412	$18,463	$4,689	$21,958	$874,522	$957,791	$33,067	$10,279	$55,875	$1,057,012
Home equity loans and lines of credit	20,474	558	125	1,500	22,657	33,967	1,150	329	4,156	39,602
Multi-family	24,964	—	—	—	24,964	38,877	—	—	2,570	41,447
Commercial real estate
Owner occupied	34,440	—	—	—	34,440	54,501	253	—	425	55,179
Non-owner occupied	30,746	9	—	7	30,762	81,754	3,245	—	9,539	94,538
Construction and land	2,007	—	—	—	2,007	7,373	—	—	3,227	10,600
Commercial and industrial	1,196	3	—	30	1,229	3,193	—	—	2,857	6,050
Consumer	14	—	—	—	14	1,477	—	201	1	1,679
	$943,253	$19,033	$4,814	$23,495	$990,595	$1,178,933	$37,715	$10,809	$78,650	$1,306,107

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $23 million and $60 million at December 31, 2014 and 2013, respectively. The recorded investment in commercial and commercial real estate ACI loans that were contractually delinquent in excess of ninety days but still classified as accruing loans due to discount accretion totaled $18 million at December 31, 2013.
Loan Concentrations
At December 31, 2014 and 2013, 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands)

	2014
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$1,045,430	$66,105	$1,111,535	41.4%	32.3%
Florida	335,073	483,297	818,370	13.3%	23.8%
New York	318,484	27,568	346,052	12.6%	10.0%
Others	823,851	344,717	1,168,568	32.7%	33.9%
	$2,522,838	$921,687	$3,444,525	100.0%	100.0%

	2013
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$865,342	$80,919	$946,261	47.3%	32.1%
Florida	241,827	604,384	846,211	13.2%	28.7%
New York	119,147	31,406	150,553	6.5%	5.1%
Others	601,464	399,973	1,001,437	33.0%	34.1%
	$1,827,780	$1,116,682	$2,944,462	100.0%	100.0%
No other state represented borrowers with more than 5.0% of new or total 1-4 single family residential loans outstanding at December 31, 2014. At December 31, 2014, 48.3% and 36.6%, respectively, of loans in the new commercial portfolio were to borrowers in Florida and the New York tri-state area, respectively.
Troubled debt restructurings:
Modifications during the years ended December 31, 2014, 2013 and 2012 included restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. Because of the immateriality of the number and dollar amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL for the years ended December 31, 2014, 2013 and 2012.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 6    FDIC Indemnification Asset
When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the statement of income line item “Income from resolution of covered assets, net.” Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to transactions in the covered assets are recorded in the consolidated statement of income line item “Net loss on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset.
In addition, recoveries of previously indemnified losses on commercial loans and gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the consolidated balance sheet at December 31, 2014.
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014
	Transaction Income	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$33	$(54)	$(21)
Income from resolution of covered assets, net	49,082	(39,127)	9,955
Gain on sale of covered loans	20,369	(5,338)	15,031
Gain on covered investment securities available for sale	209	(167)	42
Gain on covered OREO	2,744	(1,710)	1,034
	$72,437	$(46,396)	$26,041

(1)	Transaction income includes provisions of $210 related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated income statement.

	2013
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$1,738	$(1,574)	$164
Income from resolution of covered assets, net	78,862	(64,793)	14,069
Loss on sale of covered loans	(16,195)	21,021	4,826
Loss on covered investment securities available for sale	(963)	770	(193)
Gain on covered OREO	7,629	(6,062)	1,567
	$71,071	$(50,638)	$20,433

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

	2012
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$503	$344	$847
Income from resolution of covered assets, net	51,016	(41,962)	9,054
Loss on sale of covered loans	(29,270)	30,725	1,455
Loss on covered OREO	(5,762)	4,863	(899)
	$16,487	$(6,030)	$10,457
For a number of reasons, the gain or loss on FDIC indemnification may not bear the relationship to net income or loss from transactions in the covered assets that might generally be expected based on the Loss Sharing Agreements. These reasons include, but are not limited to, the fact that the amount of indemnification from the resolution of covered loans is generally based on the UPB of the loans rather than carrying value and proceeds in excess of the contractual UPB of the loans are not subject to loss sharing.
Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the years ended December 31, 2014, 2013 and 2012, were as follows (in thousands):

Balance at December 31, 2011	$2,049,151
Accretion	15,306
Reduction for claims filed	(600,857)
Net loss on FDIC indemnification	(6,030)
Balance at December 31, 2012	1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on FDIC indemnification	(50,638)
Balance at December 31, 2013	1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	$974,335
The balance at December 31, 2014 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$974,704
Other liabilities	(369)
$974,335

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 7    Equipment Under Operating Lease
Equipment under operating lease consists of rail cars. The components of equipment under operating lease as of December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Equipment under operating lease	$324,295	$201,163
Less: accumulated depreciation	(9,737)	(4,680)
Equipment under operating lease, net	$314,558	$196,483
Depreciation expense related to equipment under operating lease was $8.8 million, $4.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2015	$23,902
2016	23,792
2017	21,583
2018	18,992
2019	16,511
Thereafter through 2024	24,243
$129,023
Note 8    Other Real Estate Owned
An analysis of OREO activity for the years ended December 31, 2014, 2013 and 2012 follows (in thousands):

	2014	2013	2012
Balance, beginning of period	$40,570	$76,022	$123,737
Transfers from loan portfolio	26,564	68,084	151,302
Sales	(52,119)	(101,597)	(189,091)
Impairment	(1,235)	(1,939)	(9,926)
Balance, end of period	$13,780	$40,570	$76,022

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 9    Premises and Equipment and Lease Commitments
Premises and equipment are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Buildings and improvements	$25,739	$18,049
Leasehold improvements	61,336	47,912
Construction in progress	149	3,293
Furniture, fixtures and equipment	34,542	29,880
Computer equipment	13,555	11,212
Software and software licensing rights	31,672	26,855
	166,993	137,201
Less: accumulated depreciation	(61,808)	(42,923)
Premises and equipment, net	$105,185	$94,278
Buildings and improvements includes $11 million and $2 million related to property under capital lease at December 31, 2014 and 2013, respectively.
Depreciation and amortization expense related to premises and equipment, including amortization of assets recorded under capital leases, was $22.1 million, $18.2 million and $14.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $25.4 million, $26.0 million and $23.3 million, respectively.
As of December 31, 2014, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2015	$20,834
2016	20,350
2017	20,188
2018	18,989
2019	17,383
Thereafter through 2034	81,756
$179,500

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10    Deposits
The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,366,621	—%	$1,586,007	—%	$1,099,448	—%
Interest bearing	773,655	0.42%	582,623	0.46%	504,614	0.63%
Money market	4,444,753	0.54%	3,403,276	0.51%	2,838,735	0.63%
Savings	647,691	0.30%	877,255	0.37%	1,073,709	0.58%
Time	3,716,611	1.18%	2,844,377	1.31%	2,632,451	1.48%
	$11,949,331	0.61%	$9,293,538	0.65%	$8,148,957	0.81%
Time deposit accounts with balances of $100,000 or more totaled approximately $2.9 billion and $2.1 billion at December 31, 2014 and 2013, respectively. Time deposit accounts with balances of $250,000 or more totaled $1.3 billion and $829 million at December 31, 2014 and 2013, respectively.
The following table presents maturities of time deposits as of December 31, 2014 (in thousands):

Maturing in:
2015	$3,205,042
2016	478,714
2017	289,236
2018	11,023
2019	17,774
Thereafter through 2023	136
$4,001,925
Included in deposits at December 31, 2014 are public funds deposits of $1.8 billion and brokered deposits of $345 million. Investment securities available for sale with a carrying value of $456 million and a standby letter of credit issued by the FHLB on the Bank's behalf in the amount of $400 million were pledged as security for public funds deposits at December 31, 2014.
Interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Interest bearing demand	$3,254	$2,698	$3,155
Money market	23,944	17,355	17,878
Savings	1,971	3,265	6,215
Time	43,792	37,248	38,930
	$72,961	$60,566	$66,178

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 11    Federal Home Loan Bank Advances and Other Borrowings
At December 31, 2014 and 2013 outstanding FHLB advances and other borrowings consisted of the following (dollars in thousands):

	2014	2013
FHLB advances	$3,307,932	$2,412,050
Securities sold under agreements to repurchase	—	346
Capital lease obligations	10,627	1,917
	$3,318,559	$2,414,313
Securities sold under agreements to repurchase are offered to certain deposit customers, generally mature daily, and are not a significant source of funds for the Company. As of December 31, 2014 and 2013, the Company had pledged securities with a carrying value of approximately $21 million and $23 million, respectively, as collateral for securities sold under agreements to repurchase.
The following table presents information about outstanding FHLB advances as of December 31, 2014 (dollars in thousands):

		Range of Interest Rates
				Weighted Average Rate
	Amount	Minimum	Maximum
Maturing in:
2015—31 days or less	$525,000	0.17%	0.26%	0.22%
2015—Over 31 days	2,080,350	—%	0.79%	0.31%
2016	450,000	0.51%	0.79%	0.63%
2017	255,000	0.95%	1.31%	1.05%
Total contractual balance outstanding	3,310,350
Unamortized modification costs	(2,418)
Carrying value	$3,307,932
During 2012, the Company modified FHLB advances with an outstanding balance of $105 million, extending the maturity and reducing the rate on the advances, incurring modification fees of $5.3 million. Additionally, during 2012, the Company elected to prepay $520 million of FHLB advances with a carrying value of $524 million for an aggregate cash payment of $538 million. The Company recorded a loss of $14.2 million on this extinguishment of debt.
Deferred modification costs on FHLB advances are being amortized as adjustments to interest expense over the remaining terms of the related advances using the effective yield method. Prior to 2014, acquisition accounting fair value adjustments were also being amortized. The amortization of these adjustments and costs increased (reduced) interest expense by $882 thousand, $131 thousand and $(14.8) million during the years ended December 31, 2014, 2013 and 2012, respectively.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2014, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $5.9 billion as collateral for advances from the FHLB.
At December 31, 2014, BankUnited had available borrowing capacity at the FHLB of approximately $1.5 billion, unused borrowing capacity at the FRB of approximately $88 million and unused Federal funds lines of credit with other financial institutions totaling $175 million.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 12    Income Taxes
The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Current:
Federal	$121,063	$94,724	$170,973
State	7,549	6,105	34,860
	128,612	100,829	205,833
Deferred:
Federal	(27,468)	5,028	(60,985)
State	(12,109)	3,209	(11,243)
	(39,577)	8,237	(72,228)
	$89,035	$109,066	$133,605
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2014, 2013 and 2012 follows (dollars in thousands):

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$102,637	35.00%	$111,301	35.00%	$120,703	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(10,056)	(3.43)%	(7,065)	(2.22)%	(6,019)	(1.75)%
State income taxes, net of federal tax benefit	6,259	2.13%	9,896	3.11%	12,967	3.76%
Uncertain tax positions - lapse of statute of limitations	(5,098)	(1.74)%	(3,597)	(1.13)%	—	—%
Other, net	(4,707)	(1.60)%	(1,469)	(0.46)%	5,954	1.73%
	89,035	30.36%	109,066	34.30%	133,605	38.74%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The components of deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$152,870	$199,715
Allowance for loan and lease losses	37,091	26,639
Acquisition costs	11,257	12,119
Net operating loss and tax credit carryforwards	10,525	6,894
Net unrealized losses on derivatives designated as cash flow hedges	13,836	7,080
Other	21,171	19,210
Gross deferred tax assets	246,750	271,657
Deferred tax liabilities:
Deferred tax gain resulting from the FSB Acquisition	—	107,512
Net unrealized gains on investment securities available for sale	43,123	43,177
Lease financing, due to differences in depreciation	71,024	34,624
Premises and equipment, due to differences in depreciation	8,851	10,457
Other	6,537	5,261
Gross deferred tax liabilities	129,535	201,031
Net deferred tax asset	$117,215	$70,626
Based on the evaluation of available evidence, management has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the amount of taxable income available for carryback and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2014, remaining net operating loss and tax credit carryforwards included federal net operating loss carryforwards resulting from the acquisition of Herald in the amount of $16.9 million, expiring from 2029 through 2032, Florida net operating loss carryforwards in the amount of $85.7 million, expiring from 2030 through 2034, and state tax credit carryforwards of $1.6 million, expiring in 2018. The Company established deferred tax assets of $2.9 million for the year ended December 31, 2014 related to Florida net operating losses and recognized current tax benefits of $0.8 million related to the usage of federal net operating losses for each of the years ended December 31, 2014, 2013 and 2012.
Deferred tax benefits of $2.4 million were recognized for the year ended December 31, 2014 related to enacted changes in state tax laws.
The Company has a liability for unrecognized tax benefits relating to uncertain tax positions primarily for state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 follows (in thousands):

	2014	2013	2012
Balance, beginning of period	$21,898	$24,790	$20,961
Additions for tax positions related to the current year	3,797	699	1,246
Additions for tax positions related to prior periods	22,089	—	—
Reductions due to settlements with taxing authorities	(3,807)	—	(41)
Reductions due to lapse of the statute of limitations	(4,739)	(3,340)	—
	39,238	22,149	22,166
Interest and penalties	(2,616)	(251)	2,624
Balance, end of period	$36,622	$21,898	$24,790

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

As of December 31, 2014, 2013 and 2012, the Company had $21.3 million, $10.0 million and $11.7 million of unrecognized state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2014 as a result of the lapse in the statute of limitations total approximately $5.8 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2014 and 2013, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $3.2 million and $5.5 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense were $(2.3) million, $(0.3) million and $2.1 million in 2014, 2013 and 2012, respectively, including the reversal of $3.2 million and $1.4 million of interest and penalties due to lapse of the statute of limitations in 2014 and 2013, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. In June 2013, the federal income tax audit for the 2009 tax year was closed, with no material adjustments required. Income tax returns for the tax years ended December 31, 2014, 2013, 2012, 2011 and 2010 remain subject to examination in the U.S. Federal and various state tax jurisdictions. The tax year ended December 31, 2009 remains subject to examination by the state of Florida.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2014, 2013 and 2012 was not material.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of International Swaps and Derivatives Association ("ISDA") master agreements and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at December 31, 2014 and 2013 (dollars in thousands):

	2014
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	0.8	$225,000	Other liabilities	$—	$(5,741)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	2.8	1,505,000	Other assets / Other liabilities	4,083	(19,639)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	12.5	300,000	Other assets / Other liabilities	—	(18,115)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.34%	Indexed to 1-month Libor	6.3	537,368	Other assets / Other liabilities	60	(25,622)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.34%	6.3	537,368	Other assets / Other liabilities	25,622	(60)
					$3,104,736		$29,765	$(69,177)

	2013
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	1.9	$225,000	Other liabilities	$—	$(10,591)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	3.8	1,505,000	Other assets / Other liabilities	16,960	(28,326)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.62%	Indexed to 1-month Libor	6.4	283,751	Other assets / Other liabilities	1,055	(3,816)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.62%	6.4	283,751	Other assets / Other liabilities	3,816	(1,055)
					$2,297,502		$21,831	$(43,788)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(26,671)	$(21,827)	$(17,962)
Amount of loss related to termination of cash flow hedges reclassified from AOCI into non-interest income during the period	$—	$—	$(8,701)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$—
During the years ended December 31, 2014 and 2013, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. During the year ended December 31, 2012, a derivative position designated as a cash flow hedge with a notional amount of $120 million was discontinued and a loss of $8.7 million was reclassified from AOCI into earnings as a result of the discontinuance of the cash flow hedge and the early extinguishment of related variable rate debt. As of December 31, 2014, the amount expected to be reclassified from AOCI into income during the next twelve months was $22.9 million.
Some of the Company’s ISDA master agreements with financial institution counterparties contain provisions that permit either counterparty to terminate the agreements and require settlement in the event that regulatory capital ratios fall below certain designated thresholds, upon the initiation of other defined regulatory actions or upon suspension or withdrawal of the Bank’s credit rating. The Company does not offset assets and liabilities under these agreements for financial reporting purposes. Currently, there are no circumstances that would trigger these provisions of the agreements. Information on interest rate swaps subject to master netting agreements is as follows at December 31, 2014 and 2013 (in thousands):

	2014
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$4,143	$—	$4,143	$(4,143)	$—	$—
Derivative liabilities	(69,117)	—	(69,117)	4,143	64,974	—
	$(64,974)	$—	$(64,974)	$—	$64,974	$—

	2013
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$18,015	$—	$18,015	$(2,010)	$(14,714)	$1,291
Derivative liabilities	(42,733)	—	(42,733)	2,010	40,723	—
	$(24,718)	$—	$(24,718)	$—	$26,009	$1,291
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At December 31, 2014, the Company has pledged investment securities available for sale with a carrying amount of $53 million and cash on deposit of $33 million as collateral for interest rate swaps in a liability position. No financial collateral was

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 75 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $3 million at both December 31, 2014 and 2013. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $1.4 million and $0.2 million at December 31, 2014 and 2013, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at December 31, 2014 and 2013.
Note 14    Stockholders’ Equity
In conjunction with the acquisition of Herald, the Company issued 1,834,160 warrants to purchase its common stock to certain former shareholders of Herald. The warrants expire in November 2018. Each warrant is exercisable at an exercise price of $9.47, in exchange for which the holder is entitled to receive 0.0827 shares of BKU common stock and cash of $1.73.
Accumulated Other Comprehensive Income
Changes in AOCI for the years ended December 31, 2014, 2013 and 2012 are summarized as follows (in thousands):

	2014
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$3,134	$(1,195)	$1,939
Amounts reclassified to gain on investment securities available for sale, net	(3,859)	1,489	(2,370)
Net change in unrealized gains on investment securities available for sale	(725)	294	(431)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(44,086)	17,006	(27,080)
Amounts reclassified to interest expense on deposits	5,675	(2,189)	3,486
Amounts reclassified to interest expense on borrowings	20,996	(8,099)	12,897
Net change in unrealized losses on derivative instruments	(17,415)	6,718	(10,697)
Other comprehensive loss	$(18,140)	$7,012	$(11,128)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

	2013
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(64,330)	$24,784	$(39,546)
Amounts reclassified to gain on investment securities available for sale, net	(8,629)	3,329	(5,300)
Net change in unrealized gains on investment securities available for sale	(72,959)	28,113	(44,846)
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	8,046	(3,104)	4,942
Amounts reclassified to interest expense on deposits	5,140	(1,982)	3,158
Amounts reclassified to interest expense on borrowings	16,687	(6,437)	10,250
Net change in unrealized losses on derivative instruments	29,873	(11,523)	18,350
Other comprehensive loss	$(43,086)	$16,590	$(26,496)

	2012
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$112,165	$(43,272)	$68,893
Amounts reclassified to gain on investment securities available for sale, net	(17,039)	6,573	(10,466)
Net change in unrealized gains on investment securities available for sale	95,126	(36,699)	58,427
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(14,405)	5,557	(8,848)
Amounts reclassified to interest expense on deposits	4,904	(1,892)	3,012
Amounts reclassified to interest expense on borrowings	13,058	(5,037)	8,021
Amounts reclassified to loss on termination of interest rate swap	8,701	(3,356)	5,345
Net change in unrealized losses on derivative instruments	12,258	(4,728)	7,530
Other comprehensive income	$107,384	$(41,427)	$65,957
The categories of AOCI and changes therein are presented below for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2011	$55,172	$(37,153)	$18,019
Other comprehensive income	58,427	7,530	65,957
Balance at December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive loss	(44,846)	18,350	(26,496)
Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive loss	(431)	(10,697)	(11,128)
Balance at December 31, 2014	$68,322	$(21,970)	$46,352

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 15    Equity Based Compensation
Description of Equity Based Compensation Plans
In connection with the initial public offering of the Company's common stock in 2011 ("IPO"), the Company adopted the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the "2010 Plan"). In 2014, the Board of Directors and the Company's stockholders approved the BankUnited, Inc. 2014 Omnibus Equity Incentive Plan (the "2014 Plan"). The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, share appreciation rights ("SARs"), restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 589,644 shares remain available for issuance as of December 31, 2014. The number of shares of common stock available for issuance under the 2014 Plan is 4,000,000. As of December 31, 2014, the Company has not granted any share awards under the 2014 Plan. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plans may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.
At the time of acquisition by BankUnited, Inc., Herald had an existing stock option plan, the Heritage Bank, N.A. 2008 Stock Incentive Plan (the "Herald Plan"). Replacement options issued to employees and directors of Herald in conjunction with the acquisition were issued under the Herald Plan. No further awards are available for issuance under the Herald Plan.
Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Compensation cost of equity based awards:
Unvested and restricted share awards	$14,474	$11,618	$7,389
Option awards	609	1,362	2,671
Performance share awards	550	798	507
Instruments issued in exchange for Profits Interest Units ("PIUs")	—	—	13,235
Total compensation cost of equity based awards	15,633	13,778	23,802
Related tax benefits	(5,677)	(5,021)	(4,887)
Compensation cost of equity based awards, net of tax	$9,956	$8,757	$18,915
Compensation expense for the year ended December 31, 2012 included $13.2 million related to PIUs issued to certain members of executive management. In conjunction with the IPO, the PIUs were exchanged for a combination of vested and unvested common shares and vested and unvested stock options.
The following table summarizes total unrecognized compensation cost and the weighted average remaining period over which compensation cost will be recognized for share awards outstanding at December 31, 2014:

	Unrecognized Compensation Cost	Weighted Average Remaining Period
Unvested and restricted share awards	$17,359	1.91
Performance share awards	$1,265	2.50

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Share Awards
Unvested share awards
A summary of activity related to unvested share awards for the years ended December 31, 2014, 2013 and 2012 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2011	1,663,822	$25.97
Granted	885,143	23.06
Vested	(1,268,440)	26.28
Canceled or forfeited	(90,629)	24.18
Unvested share awards outstanding, December 31, 2012	1,189,896	23.61
Granted	109,585	28.77
Vested	(534,363)	24.12
Canceled or forfeited	(58,682)	23.61
Unvested share awards outstanding, December 31, 2013	706,436	24.02
Granted	699,529	31.71
Vested	(465,476)	24.22
Canceled or forfeited	(111,264)	26.51
Unvested share awards outstanding, December 31, 2014	829,225	$30.06
Included in the table above are 22,913 shares granted in 2014 as employment inducement awards outside of the 2010 Plan, but subject to the same terms and conditions as awards granted under the 2010 Plan.
Included in the table above are restricted share awards granted by the Company in 2012 which were fully vested at December 31, 2014. The restricted shares were valued at the closing price of the Company's common stock at the date of grant, less a discount for lack of marketability ("DLOM") related to post-vesting transferability restrictions. The model used to calculate the DLOM first determines an estimated volatility based on historical and implied volatility of the Company's common stock and then, utilizing the estimated volatility, calculates the DLOM using both the "protective put method" and the "Asian put method." Discounts applied in valuing restricted shares granted during 2012 ranged from 7.10% to 11.55%. The aggregate fair value of restricted shares granted was $6.2 million, net of a $0.8 million DLOM. Vested and unvested restricted shares participate in dividends declared on the Company's common stock on a one-for-one basis.
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. The following table summarizes the closing price of the Company's stock on the date of grant and the aggregate grant date fair value of shares vesting during the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Range of the closing price on date of grant	$30.34 - $34.04	$24.53 - $30.72	$23.08 - $25.20
Aggregate grant date fair value of shares vesting	$11,273	$10,714	$31,346
Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Unvested shares participate in dividends declared on the Company's common stock on a one-for-one basis.
Performance share awards
Certain of the Company's executive officers are eligible to receive performance share awards at the end of each twelve-month performance period ending on June 30. The dollar value of share awards to be granted is based on the achievement of certain performance criteria pre-established annually by the Company's Compensation Committee. The number of performance

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

shares to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments in the Company's consolidated balance sheets. The awards vest over varying schedules of up to three years.
The first annual performance period ended on June 30, 2013, resulting in awards with an aggregate value of $2.0 million. The second annual performance period ended on June 30, 2014, resulting in awards with an aggregate value of $1.5 million. Based on the closing price of the Company's common stock on the date of grant, 50,099 and 66,822 share awards were granted in 2014 and 2013, respectively. These shares are included in the summary of activity related to unvested share awards above. The maximum aggregate value of performance shares that may be granted for the performance period ending June 30, 2015 is $1.5 million. As of December 31, 2014, a liability of $255 thousand related to these performance share awards was reflected in the consolidated balance sheet based on management's assessment of the probability that the defined performance criteria will be achieved and the vesting terms of the awards to be granted.
Option Awards
A summary of activity related to stock option awards for the years ended December 31, 2014, 2013 and 2012 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2011	5,738,122	$25.20
Replacement options issued in conjunction with the acquisition of Herald	256,028	31.32
Exercised	(251,120)	14.32
Canceled or forfeited	(44,242)	34.31
Option awards outstanding, December 31, 2012	5,698,788	25.89
Exercised	(539,588)	18.37
Canceled or forfeited	(88,261)	43.30
Option awards outstanding, December 31, 2013	5,070,939	26.38
Exercised	(55,423)	16.71
Canceled or forfeited	(469)	63.74
Option awards outstanding, December 31, 2014	5,015,047	$26.49
Exercisable at December 31, 2014	5,015,047	$26.49
Included in options outstanding at December 31, 2014 are 3,023,314 options exchanged for PIUs that participate in dividends on the Company's common stock on a one-for-one basis. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $6.1 million and $2.6 million, respectively.
There were no option awards granted during the years ended December 31, 2014 and 2013. The grant-date fair value of option awards granted during the year ended December 31, 2012 was determined using a Black-Scholes option pricing model incorporating the following weighted average assumptions:

Expected volatility	35.97%
Expected dividend yield	2.95%
Expected term in years	1.7
Risk-free interest rate	0.27%
Weighted average grant date fair value	$4.70
Prior to the IPO, the Company's common stock was not traded on an exchange. Due to limited trading history in the Company's common stock, expected volatility for options granted subsequent to the IPO was estimated using both the volatility of the Company's common stock since it began trading and the volatility of peer companies. At the time these options were

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

granted, the Company had limited exercise history related to stock option awards. Therefore, the simplified method provided for in Staff Accounting Bulletin 14 was used to estimate the expected term.
Additional information about options outstanding and exercisable at December 31, 2014 is presented in the following table:

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$10.00 - $13.39	54,660	4.73	$974,588
$15.94 - $19.97	96,618	5.39	1,070,988
$21.36 - $22.31	311,583	6.69	2,080,620
$27	4,534,970	6.09	8,933,891
$63.74	17,216	3.94	—
	5,015,047	6.09	$13,060,087
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for a select group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plans provide for discretionary Company contributions. Generally, the Company has elected not to make contributions; however, for a small group of employees, the Company makes contributions equal to 100% of the first 1% plus 70% of the next 5% of eligible compensation deferred. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $543 thousand, $373 thousand and $312 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Deferred compensation liabilities of $6 million and $2 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.
BankUnited 401(k) Plan
The Company sponsors the BankUnited 401(k) Plan, a tax-qualified, deferred compensation plan (the "401(k) Plan"). Under the terms of the 401(k) Plan, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2014, 2013 and 2012, BankUnited made matching contributions to the 401(k) Plan of approximately $4.5 million, $4.1 million and $3.6 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 16    Regulatory Requirements and Restrictions
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2014 and 2013, all capital ratios of the Company and its banking subsidiaries exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company and its banking subsidiary as of December 31, 2014 and 2013 (dollars in thousands):

	2014
	Actual		Required to be Considered Well Capitalized				Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio		Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,937,480	10.70%	N/A	(1)	N/A	(1)	$725,784	4.00%
Tier 1 risk-based capital	$1,937,480	15.45%	$752,257		6.00%		$501,505	4.00%
Total risk based capital	$2,039,523	16.27%	$1,253,761		10.00%		$1,003,009	8.00%
BankUnited:
Tier 1 leverage	$1,636,481	9.10%	$898,708		5.00%		$718,967	4.00%
Tier 1 risk-based capital	$1,636,481	13.18%	$744,754		6.00%		$496,502	4.00%
Total risk based capital	$1,736,076	13.99%	$1,241,256		10.00%		$993,005	8.00%

	2013
	Actual		Required to be Considered Well Capitalized				Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount		Ratio		Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,801,848	12.42%	N/A	(1)	N/A	(1)	$580,454	4.00%
Tier 1 risk-based capital	$1,801,848	21.06%	$513,439		6.00%		$342,293	4.00%
Total risk based capital	$1,876,640	21.93%	$855,732		10.00%		$684,586	8.00%
BankUnited:
Tier 1 leverage	$1,519,285	10.58%	$718,098		5.00%		$574,479	4.00%
Tier 1 risk-based capital	$1,519,285	18.06%	$504,822		6.00%		$336,548	4.00%
Total risk based capital	$1,592,564	18.93%	$841,371		10.00%		$673,097	8.00%

(1)	There is no tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

For purposes of risk based capital computations, the FDIC Indemnification asset and the covered assets are risk-weighted at 20% due to the conditional guarantee represented by the Loss Sharing Agreements.
On July 2, 2013 the Federal Reserve Board approved a final rule that implements the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The Company is required to implement the final rule on January 1, 2015, with a phase-in period extending through January 1, 2019. The rule will add another risk-based capital category, common equity tier 1 capital, increase the required tier 1 capital level, increase risk weights for certain of the Company’s loans, other assets and off-balance sheet commitments and add some complexity to the risk-based capital calculations. In addition, a capital conservation buffer will be phased in beginning in 2016. In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold this capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. As of December 31, 2014, the adoption of the rule would not have impacted the Company's or the Bank's capital categories.
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
BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the FRB. At December 31, 2014, the reserve requirement for BankUnited was $26 million.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

 The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 (in thousands):

	2014
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$54,967	$—	$—	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,524,716	—	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	101,858	—	101,858
Re-Remics	—	183,272	—	183,272
Private label residential mortgage-backed securities and CMOs	—	235,902	168,077	403,979
Private label commercial mortgage-backed securities	—	1,139,389	—	1,139,389
Single family rental real estate-backed securities	—	443,017	—	443,017
Collateralized loan obligations	—	174,332	—	174,332
Non-mortgage asset-backed securities	—	122,164	—	122,164
Mutual funds and preferred stocks	104,754	688	—	105,442
State and municipal obligations	—	15,702	—	15,702
Small Business Administration securities	—	308,728	—	308,728
Other debt securities	—	3,210	4,918	8,128
Derivative assets	—	29,765	49	29,814
Total assets at fair value	$159,721	$4,282,743	$173,044	$4,615,508
Derivative liabilities	$—	$69,177	$1	$69,178
Total liabilities at fair value	$—	$69,177	$1	$69,178

	2013
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$—	$1,574,303	$—	$1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	26,777	—	26,777
Re-Remics	—	271,785	—	271,785
Private label residential mortgage-backed securities and CMOs	—	110,710	199,408	310,118
Private label commercial mortgage-backed securities	—	808,772	—	808,772
Non-mortgage asset-backed securities	—	178,994	—	178,994
Mutual funds and preferred stocks	149,427	250	—	149,677
Small Business Administration securities	—	308,937	—	308,937
Other debt securities	—	3,160	4,601	7,761
Derivative assets	—	21,831	35	21,866
Total assets at fair value	$149,427	$3,305,519	$204,044	$3,658,990
Derivative liabilities	$—	$43,788	$3	$43,791
Total liabilities at fair value	$—	$43,788	$3	$43,791

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2014 and 2013.
The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$199,408	$4,601	$35	$(3)
Gains (losses) for the period included in:
Net income	—	—	14	2
Other comprehensive income (loss)	(4,890)	235	—	—
Premium and discount (amortization) accretion	8,010	173	—	—
Purchases or issuances	—	—	—	—
Sales	(7,787)	—	—	—
Settlements	(26,664)	(91)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$168,077	$4,918	$49	$(1)

	2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$243,058	$4,173	$—	$(29)
Gains (losses) for the period included in:
Net income	—	—	35	26
Other comprehensive income (loss)	(2,157)	691	—	—
Premium and discount (amortization) accretion	12,470	61	—	—
Purchases or issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(53,963)	(324)	—	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Balance at end of period	$199,408	$4,601	$35	$(3)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

	2012
	Private Label Residential Mortgage-Backed Securities	Non-Mortgage Asset-Backed Securities	Other Debt Securities	Derivative Liabilities
Balance at beginning of period	$387,687	$79,870	$3,159	$—
Gains (losses) for the period included in:
Net income	—	—	—	(29)
Other comprehensive income (loss)	16,629	1,482	1,234	—
Premium and discount (amortization) accretion	12,713	443	63	—
Purchases or issuances	167,300	—	—	—
Sales	—	—	—	—
Settlements	(136,244)	(15,499)	(283)	—
Transfers into level 3	—	—	—	—
Transfers out of level 3	(205,027)	(66,296)	—	—
Balance at end of period	$243,058	$—	$4,173	$(29)

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at December 31, 2014 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities and CMOs with a fair value of $168 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential mortgage-backed securities consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities maintain variable rate coupons. Weighted average subordination levels at December 31, 2014 were 15.7%, 10.6% and 3.6% for investment grade, non-investment grade and option-arm securities, respectively. There were $27 million of option-arm securities with a subordination level of zero at December 31, 2014.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential mortgage-backed securities and CMOs falling within level 3 of the fair value hierarchy as of December 31, 2014 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014
Investment grade	$89,468	Discounted cash flow	Voluntary prepayment rate	0.06% - 10.96% (6.86%)
			Probability of default	0.02% - 10.62% (4.00%)
			Loss severity	0.00% - 42.40% (2.93%)

Non-investment grade	$44,812	Discounted cash flow	Voluntary prepayment rate	0.33% - 11.57% (5.77%)
			Probability of default	0.02% - 22.99% (5.26%)
			Loss severity	0.00% - 31.08% (2.50%)

Option-arm (non-investment grade)	$33,797	Discounted cash flow	Voluntary prepayment rate	3.69% - 3.72% (3.71%)
			Probability of default	2.76% - 2.97% (2.81%)
			Loss severity	16.84% - 32.37% (20.75%)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Mortgage Servicing Rights-Fair value is estimated using a discounted cash flow technique that incorporates market‑based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults. No adjustments to fair value were recognized during the years ended December 31, 2014 or 2013.
 The following tables present assets for which non-recurring changes in fair value have been recorded for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014
	Level 1	Level 2	Level 3	Total	Gains (losses) from Fair Value Changes
OREO	$—	$—	$10,606	$10,606	$(2,791)
Impaired loans	$—	$—	$11,727	$11,727	$2,539

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

	2013
	Level 1	Level 2	Level 3	Total	Gains (losses) from Fair Value Changes
OREO	$—	$—	$40,570	$40,570	$(1,939)
Impaired loans	$—	$—	$7,320	$7,320	$(22,865)

	2012
	Level 1	Level 2	Level 3	Total	Gains (losses) from Fair Value Changes
OREO	$—	$—	$76,022	$76,022	$(9,926)
Impaired loans	$—	$—	$5,956	$5,956	$(1,600)
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified as of December 31, 2014 and 2013 (dollars in thousands):

		2014		2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$187,517	$187,517	$252,749	$252,749
Investment securities available for sale	1/2/3	4,585,694	4,585,694	3,637,124	3,637,124
Investment securities held to maturity	3	10,000	10,000	—	—
Non-marketable equity securities	2	191,674	191,674	152,066	152,066
Loans held for sale	2	1,399	1,445	194	197
Loans:
Covered	3	1,039,672	1,763,132	1,471,493	2,199,683
Non-covered	3	11,279,555	11,443,408	7,512,391	7,424,698
FDIC Indemnification asset	3	974,704	595,847	1,205,117	854,703
Accrued interest receivable	2	32,636	32,636	25,150	25,150
Derivative assets	2/3	29,814	29,814	21,866	21,866
Liabilities:
Demand, savings and money market deposits	2	$9,509,830	$9,509,830	$7,250,401	$7,250,401
Time deposits	2	4,001,925	4,017,476	3,282,027	3,303,358
FHLB advances and other borrowings	2	3,318,559	3,320,338	2,414,313	2,417,566
Accrued interest payable	2	1,997	1,997	1,643	1,643
Derivative liabilities	2/3	69,178	69,178	43,791	43,791
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
Investment securities held to maturity:
Investment securities held to maturity includes one bond issued by the State of Israel, with fair value obtained from a third party pricing service.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
December 31, 2014

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
Total lending related commitments outstanding at December 31, 2014 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$493,222	$493,222
Commitments to purchase loans	—	117,193	117,193
Unfunded commitments under lines of credit	25,765	1,252,863	1,278,628
Commercial and standby letters of credit	—	57,670	57,670
	$25,765	$1,920,948	$1,946,713
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 19    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$178,444	$132,293
Investment securities available for sale, at fair value	126,888	132,262
Investment in subsidiaries	1,747,992	1,643,939
Deferred tax asset, net	14,534	15,043
Other assets	8,593	31,254
Total assets	$2,076,451	$1,954,791
Liabilities and Stockholders' Equity:
Liabilities	$23,917	$26,093
Stockholders' equity	2,052,534	1,928,698
Total liabilities and stockholders' equity	$2,076,451	$1,954,791
Condensed Statements of Income

	Years Ended December 31,
	2014	2013	2012
Income:
Interest and dividends on investment securities available for sale	$5,560	$5,647	$3,890
Service fees from subsidiaries	15,746	6,293	14,043
Equity in earnings of subsidiaries	208,934	216,240	218,154
Other	—	68	5,905
Total	230,240	228,248	241,992
Expense:
Employee compensation and benefits	21,388	18,465	26,928
Other	4,571	6,806	6,914
Total	25,959	25,271	33,842
Income before income taxes	204,281	202,977	208,150
Provision (benefit) for income taxes	66	(5,959)	(3,110)
Net income	$204,215	$208,936	$211,260

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$204,215	$208,936	$211,260
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(116,934)	(116,240)	(118,154)
Equity based compensation	15,551	13,936	23,204
Other	20,804	5,267	(5,529)
Net cash provided by operating activities	123,636	111,899	110,781
Cash flows from investing activities:
Capital contributions to subsidiary	—	—	(30,000)
Purchase of investment securities available for sale	—	—	(99,710)
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	7,319	19,851	53,094
Cash paid in business combination	—	—	(25,164)
Other	(137)	79	(326)
Net cash provided by (used in) investing activities	7,182	19,930	(102,106)
Cash flows from financing activities:
Dividends paid	(87,716)	(65,225)	(89,021)
Other	3,049	12,700	5,209
Net cash used in financing activities	(84,667)	(52,525)	(83,812)
Net increase (decrease) in cash and cash equivalents	46,151	79,304	(75,137)
Cash and cash equivalents, beginning of period	132,293	52,989	128,126
Cash and cash equivalents, end of period	$178,444	$132,293	$52,989
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$21,968	$21,833	$—
Equity consideration issued in business combination	$—	$—	$39,861
BankUnited, Inc.'s investment in the Bank totaled $1.7 billion and $1.6 billion at December 31, 2014 and 2013. Dividends received by BankUnited, Inc. from the Bank totaled $92 million for the year ended December 31, 2014 and $100 million for the years ended December 31, 2013 and 2012.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 20    Quarterly Financial Information (Unaudited)
Financial information by quarter for the years ended December 31, 2014 and 2013 follows (in thousands, except per share data:

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$200,227	$201,222	$191,733	$190,562	$783,744
Interest expense	28,725	27,973	25,855	24,098	106,651
Net interest income before provision for loan losses	171,502	173,249	165,878	166,464	677,093
Provision for loan losses	20,523	5,387	7,192	8,403	41,505
Net interest income after provision for loan losses	150,979	167,862	158,686	158,061	635,588
Non-interest income	19,046	14,451	20,478	30,190	84,165
Non-interest expense	108,489	108,933	106,620	102,461	426,503
Income before income taxes	61,536	73,380	72,544	85,790	293,250
Provision for income taxes	14,702	19,813	24,001	30,519	89,035
Net income	$46,834	$53,567	$48,543	$55,271	$204,215
Earnings per common share, basic	$0.45	$0.51	$0.46	$0.53	$1.95
Earnings per common share, diluted	$0.45	$0.51	$0.46	$0.53	$1.95

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$188,664	$187,684	$186,098	$176,375	$738,821
Interest expense	24,409	23,566	22,048	22,588	92,611
Net interest income before provision for loan losses	164,255	164,118	164,050	153,787	646,210
Provision for loan losses	12,512	2,604	4,881	11,967	31,964
Net interest income after provision for loan losses	151,743	161,514	159,169	141,820	614,246
Non-interest income	21,009	13,687	13,230	20,123	68,049
Non-interest expense	99,363	96,644	85,497	82,789	364,293
Income before income taxes	73,389	78,557	86,902	79,154	318,002
Provision for income taxes	20,996	24,248	32,894	30,928	109,066
Net income	$52,393	$54,309	$54,008	$48,226	$208,936
Earnings per common share, basic	$0.50	$0.52	$0.52	$0.48	$2.03
Earnings per common share, diluted	$0.50	$0.52	$0.52	$0.47	$2.01

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
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committee, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2015 annual meeting of stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Executive Compensation
For purposes of Item 402 of Regulation S-K, the "named executive officers" of BankUnited, Inc. for the fiscal year ended December 31, 2014 are John A. Kanas, Chairman, President and Chief Executive Officer; Leslie Lunak, Chief Financial Officer; Rajinder P. Singh, Chief Operating Officer and Director; Mark Bagnoli, Senior Executive Vice President and Chief Risk Officer of the Bank and Jeffrey Starr, Senior Executive Vice President and General Counsel of the Bank.
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2015 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2015 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2015 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2015 Proxy Statement is hereby incorporated by reference.

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
Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 of the Company's Annual Report on Form 10-K filed March 31, 2011
3.2	Amended and Restated By-Laws	Exhibit 3.2 of the Company's Annual Report on Form 10-K filed March 31, 2011
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
10.1a	BankUnited Nonqualified Deferred Compensation Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.1b	BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Filed herewith
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3a	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.3b	BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 11, 2014
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
10.4b
Amendment No. 1, dated February 29, 2012, to Registration Rights Agreement, dated February 2, 2011, by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto
Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.5	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011
10.6	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Filed herewith
10.7	Heritage Bank, N.A. 2008 Stock Incentive Plan	Exhibit 10.1 to the Registration Statement on Form S-8 of the Company filed February 29, 2012
10.8	Stock Warrant Agreement, dated as of November 24, 2008, by Heritage Bank, N.A. in favor of the parties listed on Exhibit A thereto	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.9	Supplemental Warrant Agreement, dated as of February 29, 2012, by and between BankUnited, Inc. and Heritage Bank, N.A.	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.10a	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited, Inc. and John A. Kanas	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.10b	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited and John A. Kanas	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed August 31, 2012
10.11a	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed August 31, 2012

Exhibit Number	Description	Location
10.11b	Amended and Restated Employment Agreement, dated August 29, 2012, by and between BankUnited and Rajinder P. Singh	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed August 31, 2012
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
____________________________________

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

BANKUNITED, INC.
Date:	February 26, 2015	By:	/s/ JOHN A. KANAS
			Name:	John A. Kanas
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KANAS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
John A. Kanas
/s/ LESLIE LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
Leslie Lunak
/s/ RAJINDER SINGH	Chief Operating Officer and Director	February 26, 2015
Rajinder Singh
/s/ SUE M. COBB	Director	February 26, 2015
Ambassador Sue M. Cobb
/s/ EUGENE F. DEMARK	Director	February 26, 2015
Eugene F. Demark
/s/ TERE BLANCA	Director	February 26, 2015
Tere Blanca
/s/ MICHAEL J. DOWLING	Director	February 26, 2015
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 26, 2015
Douglas J. Pauls
/s/ A. ROBERT TOWBIN	Director	February 26, 2015
A. Robert Towbin
/s/ SANJIV SOBTI	Director	February 26, 2015
Sanjiv Sobti