Form 10-Q
period 2015-03-31
BankUnited, Inc.
filed 2015-05-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 6, 2015
Common Stock, $0.01 Par Value	103,412,144

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks:
Non-interest bearing	$42,966	$46,268
Interest bearing	45,899	33,979
Interest bearing deposits at Federal Reserve Bank	212,429	100,596
Federal funds sold	3,194	6,674
Cash and cash equivalents	304,488	187,517
Investment securities available for sale, at fair value	4,454,744	4,585,694
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	183,949	191,674
Loans held for sale	1,865	1,399
Loans (including covered loans of $988,097 and $1,043,864)	13,239,255	12,414,769
Allowance for loan and lease losses	(99,836)	(95,542)
Loans, net	13,139,419	12,319,227
FDIC indemnification asset	912,923	974,704
Bank owned life insurance	223,630	215,065
Equipment under operating lease, net	366,033	314,558
Other real estate owned (including covered OREO of $11,068 and $13,645)	11,203	13,780
Deferred tax asset, net	92,577	117,215
Goodwill and other intangible assets	68,256	68,414
Other assets	214,308	211,282
Total assets	$19,983,395	$19,210,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,718,596	$2,714,127
Interest bearing	976,438	899,696
Savings and money market	6,449,141	5,896,007
Time	4,117,064	4,001,925
Total deposits	14,261,239	13,511,755
Federal Home Loan Bank advances and other borrowings	3,293,678	3,318,559
Other liabilities	312,861	327,681
Total liabilities	17,867,778	17,157,995

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 103,414,014 and 101,656,702 shares issued and outstanding	1,034	1,017
Paid-in capital	1,389,392	1,353,538
Retained earnings	675,763	651,627
Accumulated other comprehensive income	49,428	46,352
Total stockholders' equity	2,115,617	2,052,534
Total liabilities and stockholders' equity	$19,983,395	$19,210,529

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$171,379	$163,783
Investment securities	28,220	24,826
Other	2,283	1,953
Total interest income	201,882	190,562
Interest expense:
Deposits	20,004	16,095
Borrowings	9,150	8,003
Total interest expense	29,154	24,098
Net interest income before provision for loan losses	172,728	166,464
Provision for (recovery of) loan losses (including $(451) and $796 for covered loans)	8,147	8,403
Net interest income after provision for loan losses	164,581	158,061
Non-interest income:
Income from resolution of covered assets, net	15,154	13,061
Net loss on FDIC indemnification	(20,265)	(16,904)
FDIC reimbursement of costs of resolution of covered assets	707	1,128
Service charges and fees	4,451	4,005
Gain on sale of loans, net (including gain related to covered loans of $10,006 and $19,294)	10,166	19,332
Gain on investment securities available for sale, net	2,022	361
Lease financing	6,237	3,871
Other non-interest income	2,269	5,336
Total non-interest income	20,741	30,190
Non-interest expense:
Employee compensation and benefits	49,479	49,449
Occupancy and equipment	18,170	16,967
Amortization of FDIC indemnification asset	22,005	15,741
Other real estate owned expense (income), net (including loss (gain) related to covered OREO of $471 and $(2,806))	1,224	(1,697)
Deposit insurance expense	2,918	2,252
Professional fees	3,298	3,430
Telecommunications and data processing	3,471	3,307
Other non-interest expense	13,579	13,012
Total non-interest expense	114,144	102,461
Income before income taxes	71,178	85,790
Provision for income taxes	24,721	30,519
Net income	$46,457	$55,271
Earnings per common share, basic (see Note 2)	$0.44	$0.53
Earnings per common share, diluted (see Note 2)	$0.44	$0.53
Cash dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$46,457	$55,271
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	12,987	13,411
Reclassification adjustment for net securities gains realized in income	(1,223)	(222)
Net change in unrealized gains on securities available for sale	11,764	13,189
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(12,707)	(4,576)
Reclassification adjustment for net losses realized in income	4,019	4,023
Net change in unrealized losses on derivative instruments	(8,688)	(553)
Other comprehensive income	3,076	12,636
Comprehensive income	$49,533	$67,907

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$46,457	$55,271
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion, net	(43,497)	(72,539)
Provision for loan losses	8,147	8,403
Income from resolution of covered assets, net	(15,154)	(13,061)
Net loss on FDIC indemnification	20,265	16,904
(Gain) loss on sale of loans, net	(10,166)	(19,332)
Increase in cash surrender value of bank owned life insurance	(865)	(1,083)
Gain on investment securities available for sale, net	(2,022)	(361)
(Gain) loss on other real estate owned	471	(2,677)
Equity based compensation	3,151	3,529
Depreciation and amortization	9,296	7,381
Deferred income taxes	20,731	(14,507)
Proceeds from sale of loans held for sale	6,995	2,070
Loans originated for sale, net of repayments	(7,311)	(3,258)
Realized tax deficiency (benefits) from dividend equivalents and equity based compensation	235	(615)
Other:
(Increase) decrease in other assets	(10,326)	22,807
Increase (decrease) in other liabilities	1,723	(7,572)
Net cash provided by (used in) operating activities	28,130	(18,640)

Cash flows from investing activities:
Purchase of investment securities	(367,175)	(65,652)
Proceeds from repayments of investment securities available for sale	135,214	76,525
Proceeds from sale of investment securities available for sale	334,917	119,824
Purchase of non-marketable equity securities	(17,363)	(10,350)
Proceeds from redemption of non-marketable equity securities	25,088	8,767
Purchases of loans	(169,380)	(179,384)
Loan originations, repayments and resolutions, net	(616,078)	(729,621)
Proceeds from sale of loans, net	47,695	146,920
Decrease in FDIC indemnification asset for claims filed	21,902	41,048
Purchase of premises and equipment, net	(2,241)	(16,352)
Acquisition of equipment under operating lease	(54,913)	(13,995)
Proceeds from sale of other real estate owned	4,360	22,832
Other investing activities	(7,700)	(6,952)
Net cash used in investing activities	(665,674)	(606,390)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	749,487	591,354
Additions to Federal Home Loan Bank advances and other borrowings	1,045,000	1,125,000
Repayments of Federal Home Loan Bank advances and other borrowings	(1,070,409)	(1,075,375)
Dividends paid	(21,968)	(21,833)
Realized tax (deficiency) benefits from dividend equivalents and equity based compensation	(235)	615
Exercise of stock options	32,955	914
Other financing activities	19,685	14,767
Net cash provided by financing activities	754,515	635,442
Net increase in cash and cash equivalents	116,971	10,412
Cash and cash equivalents, beginning of period	187,517	252,749
Cash and cash equivalents, end of period	$304,488	$263,161

Supplemental disclosure of cash flow information:
Interest paid	$27,226	$22,535
Income taxes paid (received), net	$(350)	$21,734

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$2,254	$9,154
Disbursement of loan proceeds from escrow	$—	$52,500
Dividends declared, not paid	$22,321	$21,959
Unsettled purchases of investment securities available for sale	$75,000	$—
Acquisition of assets under capital lease	$—	$9,035

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	101,656,702	$1,017	$1,353,538	$651,627	$46,352	$2,052,534
Comprehensive income	—	—	—	46,457	3,076	49,533
Dividends	—	—	—	(22,321)	—	(22,321)
Equity based compensation	545,455	5	3,146	—	—	3,151
Forfeiture of unvested shares	(26,108)	—	—	—	—	—
Exercise of stock options	1,237,965	12	32,943	—	—	32,955
Tax deficiency from dividend equivalents and equity based compensation	—	—	(235)	—	—	(235)
Balance at March 31, 2015	103,414,014	$1,034	$1,389,392	$675,763	$49,428	$2,115,617

Balance at December 31, 2013	101,013,014	$1,010	$1,334,945	$535,263	$57,480	$1,928,698
Comprehensive income	—	—	—	55,271	12,636	67,907
Dividends	—	—	—	(21,959)	—	(21,959)
Equity based compensation	620,180	6	3,523	—	—	3,529
Forfeiture of unvested shares	(24,140)	—	—	—	—	—
Exercise of stock options	54,883	1	913	—	—	914
Tax benefits from dividend equivalents and equity based compensation	—	—	615	—	—	615
Balance at March 31, 2014	101,663,937	$1,017	$1,339,996	$568,575	$70,116	$1,979,704

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 100 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at March 31, 2015.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected in future periods.
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
March 31, 2015

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2015	2014
Basic earnings per common share:
Numerator:
Net income	$46,457	$55,271
Distributed and undistributed earnings allocated to participating securities	(1,772)	(2,145)
Income allocated to common stockholders for basic earnings per common share	$44,685	$53,126
Denominator:
Weighted average common shares outstanding	102,231,870	101,325,157
Less average unvested stock awards	(1,013,346)	(977,439)
Weighted average shares for basic earnings per common share	101,218,524	100,347,718
Basic earnings per common share	$0.44	$0.53
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$44,685	$53,126
Adjustment for earnings reallocated from participating securities	4	3
Income used in calculating diluted earnings per common share	$44,689	$53,129
Denominator:
Weighted average shares for basic earnings per common share	101,218,524	100,347,718
Dilutive effect of stock options	615,846	144,483
Weighted average shares for diluted earnings per common share	101,834,370	100,492,201
Diluted earnings per common share	$0.44	$0.53
The following potentially dilutive securities were outstanding at March 31, 2015 and 2014, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Unvested shares	1,202,933	1,271,715
Stock options and warrants	1,851,376	6,386,424

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$54,932	$338	$—	$55,270
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,332,387	31,743	(1,551)	1,362,579
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	100,924	1,428	—	102,352
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	161,196	3,292	—	164,488
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	324,042	52,655	(378)	376,319
Private label commercial mortgage-backed securities	950,450	15,329	(667)	965,112
Single family rental real estate-backed securities	555,680	3,439	(2,863)	556,256
Collateralized loan obligations	309,564	223	(110)	309,677
Non-mortgage asset-backed securities	111,090	4,455	—	115,545
Preferred stocks	96,223	10,231	—	106,454
State and municipal obligations	30,519	539	—	31,058
Small Business Administration securities	291,657	9,992	(10)	301,639
Other debt securities	3,749	4,246	—	7,995
	$4,322,413	$137,910	$(5,579)	$4,454,744

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$54,924	$43	$—	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,501,504	29,613	(6,401)	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	101,089	769	—	101,858
Re-Remics	179,664	3,613	(5)	183,272
Private label residential mortgage-backed securities and CMOs	350,300	54,222	(543)	403,979
Private label commercial mortgage-backed securities	1,134,854	9,470	(4,935)	1,139,389
Single family rental real estate-backed securities	446,079	468	(3,530)	443,017
Collateralized loan obligations	174,767	—	(435)	174,332
Non-mortgage asset-backed securities	117,562	4,608	(6)	122,164
Preferred stocks	96,294	9,148	—	105,442
State and municipal obligations	15,317	385	—	15,702
Small Business Administration securities	298,424	10,540	(236)	308,728
Other debt securities	3,712	4,416	—	8,128
	$4,474,490	$127,295	$(16,091)	$4,585,694

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Investment securities held to maturity at March 31, 2015 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at March 31, 2015. The bond matures in 2024.
At March 31, 2015, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$399,885	$417,039
Due after one year through five years	2,645,847	2,705,829
Due after five years through ten years	960,667	987,667
Due after ten years	219,791	237,755
Preferred stocks with no stated maturity	96,223	106,454
	$4,322,413	$4,454,744
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2015 was 4.0 years. The effective duration of the investment portfolio as of March 31, 2015 was 1.4 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for Federal Home Loan Bank ("FHLB") advances, public deposits, interest rate swaps, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank ("FRB") totaled $1.1 billion at March 31, 2015 and $1.0 billion at December 31, 2014.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Proceeds from sale of investment securities available for sale	$334,917	$119,824

Gross realized gains	$2,497	$1,280
Gross realized losses	(475)	(919)
Gain on investment securities available for sale, net	$2,022	$361

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$11,641	$(29)	$266,595	$(1,522)	$278,236	$(1,551)
Private label residential mortgage-backed securities and CMOs	57,975	(133)	13,720	(245)	71,695	(378)
Private label commercial mortgage-backed securities	91,891	(166)	91,240	(501)	183,131	(667)
Single family rental real estate-backed securities	217,379	(2,863)	—	—	217,379	(2,863)
Collateralized loan obligations	109,679	(110)	—	—	109,679	(110)
Small Business Administration securities	974	(10)	—	—	974	(10)
	$489,539	$(3,311)	$371,555	$(2,268)	$861,094	$(5,579)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$7,058	$(34)	$300,057	$(6,367)	$307,115	$(6,401)
Re-Remics	—	—	335	(5)	335	(5)
Private label residential mortgage-backed securities and CMOs	60,076	(189)	14,653	(354)	74,729	(543)
Private label commercial mortgage-backed securities	103,900	(1,150)	239,456	(3,785)	343,356	(4,935)
Single family rental real estate-backed securities	233,012	(3,530)	—	—	233,012	(3,530)
Collateralized loan obligations	49,565	(435)	—	—	49,565	(435)
Non-mortgage asset-backed securities	2,796	(6)	—	—	2,796	(6)
Small Business Administration securities	49,851	(236)	—	—	49,851	(236)
	$506,258	$(5,580)	$554,501	$(10,511)	$1,060,759	$(16,091)
The Company monitors its investment securities available for sale for other-than-temporary impairment ("OTTI") on an individual security basis. No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2015 or 2014.  The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2015, 30 securities were in unrealized loss positions. The amount of impairment related to eight of these securities was considered insignificant, totaling approximately $60 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

U.S. Government agency and sponsored enterprise residential mortgage-backed securities:
At March 31, 2015, six U.S. Government agency and sponsored enterprise residential mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. The amount of impairment of each of the individual securities was 2% or less of amortized cost.  The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential mortgage-backed securities and CMOs:
At March 31, 2015, four private label residential mortgage-backed securities were in unrealized loss positions.  The unrealized losses were primarily due to widening credit spreads on certain variable rate securities and an increase in medium and long-term market rates subsequent to acquisition. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of March 31, 2015. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial mortgage-backed securities:
At March 31, 2015, five private label commercial mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired and widening credit spreads on one less liquid security. The amount of impairment of each of the individual securities was less than 1% of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At March 31, 2015, six single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads. The securities had been in unrealized loss positions for nine months or less and the amount of impairment of each of the individual securities was 2% or less of amortized cost.  Management's analysis of the credit characteristics and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited duration and severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At March 31, 2015, one collateralized loan obligation was in an unrealized loss position, due to widening credit spreads. This security had been in an unrealized loss position for seven months and the amount of impairment was less than 1% of amortized cost. Given the limited duration and severity of impairment and the results of independent analysis of the credit quality of loans underlying the security, the impairment was considered to be temporary.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,554,085	$—	$835,610	$54,158	$3,443,853	26.1%
Home equity loans and lines of credit	1,754	—	16,275	91,823	109,852	0.8%
	2,555,839	—	851,885	145,981	3,553,705	26.9%
Commercial:
Multi-family	2,407,733	24,958	—	—	2,432,691	18.4%
Commercial real estate
Owner occupied	1,044,165	25,643	—	—	1,069,808	8.1%
Non-owner occupied	1,809,210	28,513	—	—	1,837,723	13.9%
Construction and land	219,582	2,007	—	—	221,589	1.7%
Commercial and industrial	2,555,826	1,128	—	—	2,556,954	19.4%
Commercial finance subsidiaries	1,501,819	—	—	—	1,501,819	11.4%
	9,538,335	82,249	—	—	9,620,584	72.9%
Consumer	26,814	13	—	—	26,827	0.2%
Total loans	12,120,988	82,262	851,885	145,981	13,201,116	100.0%
Premiums, discounts and deferred fees and costs, net	47,908	—	—	(9,769)	38,139
Loans net of premiums, discounts and deferred fees and costs	12,168,896	82,262	851,885	136,212	13,239,255
Allowance for loan and lease losses	(96,712)	—	—	(3,124)	(99,836)
Loans, net	$12,072,184	$82,262	$851,885	$133,088	$13,139,419

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

	December 31, 2014
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
Through three subsidiaries, the Bank provides commercial and municipal equipment financing utilizing both loan and lease structures. At March 31, 2015 and December 31, 2014, the commercial finance subsidiaries portfolio included a net investment in direct financing leases of $438 million and $458 million, respectively.
During the three months ended March 31, 2015 and 2014, the Company purchased 1-4 single family residential loans totaling $169 million and $179 million, respectively.
At March 31, 2015, the Company had pledged real estate loans with UPB of approximately $7.5 billion and recorded investment of approximately $6.3 billion as security for FHLB advances.
At March 31, 2015 and December 31, 2014, the UPB of ACI loans was $2.5 billion and $2.6 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the three months ended March 31, 2015 and the year ended December 31, 2014 were as follows (in thousands):

Balance, December 31, 2013	$1,158,572
Reclassifications from non-accretable difference	185,604
Accretion	(338,864)
Balance, December 31, 2014	1,005,312
Reclassifications from non-accretable difference	78,723
Accretion	(70,451)
Balance, March 31, 2015	$1,013,584

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended March 31,
	2015	2014
UPB of loans sold	$55,413	$70,188

Cash proceeds, net of transaction costs	$47,695	$45,897
Recorded investment in loans sold	37,689	36,087
Net pre-tax impact on earnings, excluding gain (loss) on FDIC indemnification	$10,006	$9,810

Gain on sale of covered loans	$10,006	$1,323
Proceeds recorded in interest income	—	8,487
	$10,006	$9,810

Loss on FDIC indemnification	$(8,118)	$(320)

For the three months ended March 31, 2014, covered 1-4 single family residential loans with UPB of $16 million were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015				2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$11,325	$84,027	$190	$95,542	$15,353	$52,185	$2,187	$69,725
Provision for (recovery of) loan losses:
ACI loans	—	—	—	—	—	1,974	324	2,298
Non-ACI loans	(436)	(15)	—	(451)	(1,650)	148	—	(1,502)
New loans	2,945	5,658	(5)	8,598	450	6,033	1,124	7,607
Total provision	2,509	5,643	(5)	8,147	(1,200)	8,155	1,448	8,403
Charge-offs:
ACI loans	—	—	—	—	—	(4,867)	(324)	(5,191)
Non-ACI loans	(639)	—	—	(639)	(233)	(490)	—	(723)
New loans	—	(3,399)	—	(3,399)	—	(2,186)	(363)	(2,549)
Total charge-offs	(639)	(3,399)	—	(4,038)	(233)	(7,543)	(687)	(8,463)
Recoveries:
Non-ACI loans	7	15	—	22	9	26	—	35
New loans	—	160	3	163	—	168	160	328
Total recoveries	7	175	3	185	9	194	160	363
Ending balance	$13,202	$86,446	$188	$99,836	$13,929	$52,991	$3,108	$70,028

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	March 31, 2015				December 31, 2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$13,202	$86,446	$188	$99,836	$11,325	$84,027	$190	$95,542
Ending balance: non-ACI and new loans individually evaluated for impairment	$963	$7,698	$—	$8,661	$1,083	$6,878	$—	$7,961
Ending balance: non-ACI and new loans collectively evaluated for impairment	$12,239	$78,748	$188	$91,175	$10,242	$77,149	$190	$87,581
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$3,124	$—	$—	$3,124	$4,192	$—	$—	$4,192
Ending balance: new loans	$10,078	$86,446	$188	$96,712	$7,133	$84,027	$190	$91,350
Loans:
Ending balance	$3,581,820	$9,630,657	$26,778	$13,239,255	$3,568,529	$8,819,980	$26,260	$12,414,769
Ending balance: non-ACI and new loans individually evaluated for impairment	$7,740	$38,672	$—	$46,412	$6,406	$28,978	$—	$35,384
Ending balance: non-ACI and new loans collectively evaluated for impairment	$2,722,195	$9,509,736	$26,765	$12,258,696	$2,664,944	$8,697,600	$26,246	$11,388,790
Ending balance: ACI loans	$851,885	$82,249	$13	$934,147	$897,179	$93,402	$14	$990,595
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

The tables below present information about new and non-ACI loans identified as impaired as of the dates indicated (in thousands):

	March 31, 2015			December 31, 2014
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
1-4 single family residential	$110	$105	$—	$—	$—	$—
Commercial real estate
Owner occupied	3,747	3,727	—	2,984	2,961	—
Non-owner occupied	1,297	1,297	—	1,326	1,326	—
Commercial and industrial	4,850	4,846	—	4,830	4,826	—
Commercial finance subsidiaries	7,013	6,731	—	1,790	1,790	—
With a specific allowance recorded:
Commercial and industrial	10,202	10,201	3,937	11,152	11,157	4,054
Commercial finance subsidiaries	11,563	11,523	3,761	6,896	6,896	2,824
Total:
Residential	$110	$105	$—	$—	$—	$—
Commercial	38,672	38,325	7,698	28,978	28,956	6,878
	$38,782	$38,430	$7,698	$28,978	$28,956	$6,878
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$519	$613	$—	$358	$426	$—
Home equity loans and lines of credit	1,849	1,879	—	1,621	1,647	—
With a specific allowance recorded:
1-4 single family residential	3,337	3,940	731	3,493	4,158	945
Home equity loans and lines of credit	1,925	1,957	232	934	949	138
Total:
Residential	$7,630	$8,389	$963	$6,406	$7,180	$1,083
Commercial	—	—	—	—	—	—
	$7,630	$8,389	$963	$6,406	$7,180	$1,083
One non-owner occupied commercial real estate ACI loan with a carrying value of $509 thousand was impaired as of March 31, 2015. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

 The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015			2014
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$55	$3,854	$—	$—	$3,719	$—
Home equity loans and lines of credit	—	3,165	—	—	2,048	—
	55	7,019	—	—	5,767	—
Commercial:
Multi-family	—	—	—	—	—	1,739
Commercial real estate
Owner occupied	3,366	—	—	2,466	—	1,322
Non-owner occupied	1,312	—	255	1,429	—	16,410
Construction and land	—	—	—	—	—	1,127
Commercial and industrial	15,517	—	—	14,550	998	1,966
Commercial finance subsidiaries	13,631	—	—	1,262	—	—
	33,826	—	255	19,707	998	22,564
	$33,881	$7,019	$255	$19,707	$6,765	$22,564
The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of the dates indicated (in thousands):

	March 31, 2015		December 31, 2014
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$111	$1,543	$49	$604
Home equity loans and lines of credit	—	2,850	—	3,808
	111	4,393	49	4,412
Commercial:
Commercial real estate
Owner occupied	3,747	—	3,362	—
Non-owner occupied	1,297	—	1,326	—
Construction and land	—	—	209	—
Commercial and industrial	13,604	—	13,666	—
Commercial finance subsidiaries	19,098	—	9,226	—
	37,746	—	27,789	—
Consumer	67	—	173	—
	$37,924	$4,393	$28,011	$4,412
New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $433 thousand at March 31, 2015. There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at December 31,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

2014. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.
Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. See "Aging of loans" below for more information on the delinquency status of loans. Original loan-to-value (“LTV”) and original FICO score are also important indicators of credit quality for the new 1-4 single family residential portfolio.
Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALLL.  Internal risk ratings are updated on a continuous basis. Relationships with balances in excess of $1 million are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.
The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	March 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$69,566	$83,697	$134,214	$607,720	$895,197
60% - 70%	57,721	66,802	103,340	430,610	658,473
70% - 80%	46,783	100,892	169,947	675,115	992,737
More than 80%	28,211	3,231	3,350	10,770	45,562
	$202,281	$254,622	$410,851	$1,724,215	$2,591,969

	December 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$64,590	$79,518	$128,115	$596,843	$869,066
60% - 70%	55,075	63,642	102,054	424,487	645,258
70% - 80%	43,316	98,052	170,305	650,165	961,838
More than 80%	28,218	3,261	3,450	11,747	46,676
	$191,199	$244,473	$403,924	$1,683,242	$2,522,838

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Commercial credit exposure, based on internal risk rating:

	March 31, 2015
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$2,411,441	$1,031,497	$1,806,401	$218,757	$2,516,184	$1,482,011	$9,466,291
Special mention	—	6,487	—	—	8,692	6,850	22,029
Substandard	407	7,119	1,297	196	24,323	10,949	44,291
Doubtful	—	—	—	—	4,674	11,123	15,797
	$2,411,848	$1,045,103	$1,807,698	$218,953	$2,553,873	$1,510,933	$9,548,408
ACI loans:
Pass	$22,772	$25,643	$27,829	$2,007	$1,060	$—	$79,311
Special mention	—	—	509	—	—	—	509
Substandard	2,186	—	175	—	68	—	2,429
Doubtful	—	—	—	—	—	—	—
	$24,958	$25,643	$28,513	$2,007	$1,128	$—	$82,249

	December 31, 2014
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$1,930,324	$995,062	$1,750,753	$166,929	$2,364,792	$1,441,670	$8,649,530
Special mention	—	8,303	—	—	9,165	7,155	24,623
Substandard	408	6,426	1,326	209	21,501	11,044	40,914
Doubtful	—	—	—	—	5,121	6,390	11,511
	$1,930,732	$1,009,791	$1,752,079	$167,138	$2,400,579	$1,466,259	$8,726,578
ACI loans:
Pass	$22,762	$34,440	$30,101	$2,007	$1,156	$—	$90,466
Special mention	—	—	509	—	—	—	509
Substandard	2,202	—	152	—	67	—	2,421
Doubtful	—	—	—	—	6	—	6
	$24,964	$34,440	$30,762	$2,007	$1,229	$—	$93,402

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

	March 31, 2015					December 31, 2014
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$2,585,015	$6,843	$—	$111	$2,591,969	$2,518,357	$4,432	$—	$49	$2,522,838
Home equity loans and lines of credit	1,754	—	—	—	1,754	1,827	—	—	—	1,827
Multi-family	2,411,848	—	—	—	2,411,848	1,929,546	1,186	—	—	1,930,732
Commercial real estate
Owner occupied	1,044,275	828	—	—	1,045,103	1,008,576	836	—	379	1,009,791
Non-owner occupied	1,807,698	—	—	—	1,807,698	1,752,079	—	—	—	1,752,079
Construction and land	218,953	—	—	—	218,953	167,138	—	—	—	167,138
Commercial and industrial	2,547,443	3,336	630	2,464	2,553,873	2,396,549	1,696	327	2,007	2,400,579
Commercial finance subsidiaries	1,495,531	8,084	5,157	2,161	1,510,933	1,458,890	5,208	246	1,915	1,466,259
Consumer	26,696	12	—	57	26,765	26,116	2	10	118	26,246
	$12,139,213	$19,103	$5,787	$4,793	$12,168,896	$11,259,078	$13,360	$583	$4,468	$11,277,489
Non-ACI loans:
1-4 single family residential	$44,083	$243	$1,466	$77	$45,869	$45,959	$602	$563	$41	$47,165
Home equity loans and lines of credit	85,663	821	576	3,283	90,343	93,427	1,739	546	3,808	99,520
	$129,746	$1,064	$2,042	$3,360	$136,212	$139,386	$2,341	$1,109	$3,849	$146,685
ACI loans:
1-4 single family residential	$790,806	$16,808	$3,012	$24,984	$835,610	$829,412	$18,463	$4,689	$21,958	$874,522
Home equity loans and lines of credit	14,989	302	81	903	16,275	20,474	558	125	1,500	22,657
Multi-family	24,957	—	—	1	24,958	24,964	—	—	—	24,964
Commercial real estate
Owner occupied	25,641	—	—	2	25,643	34,440	—	—	—	34,440
Non-owner occupied	28,477	—	—	36	28,513	30,746	9	—	7	30,762
Construction and land	2,007	—	—	—	2,007	2,007	—	—	—	2,007
Commercial and industrial	1,090	38	—	—	1,128	1,196	3	—	30	1,229
Consumer	13	—	—	—	13	14	—	—	—	14
	$887,980	$17,148	$3,093	$25,926	$934,147	$943,253	$19,033	$4,814	$23,495	$990,595
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $26 million and $23 million at March 31, 2015 and December 31, 2014, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other real estate owned" in the accompanying consolidated balance sheets totaled $11 million and $14 million at March 31, 2015 and December 31, 2014, respectively. The recorded investment of residential mortgage loans in the process of foreclosure totaled $14 million and $16 million at March 31, 2015 and December 31, 2014, respectively.
Troubled debt restructurings:
Modifications during the three months ended March 31, 2015 and 2014 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. Because of the immateriality of the number and dollar amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at March 31, 2015 and 2014.
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
In addition, recoveries of previously indemnified losses on commercial loans and gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the consolidated balance sheet at March 31, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

The following table summarizes the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015			2014
	Transaction Income	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$500	$(402)	$98	$(796)	$593	$(203)
Income from resolution of covered assets, net	15,154	(12,122)	3,032	13,061	(10,491)	2,570
Gain on sale of covered loans	10,006	(8,118)	1,888	19,294	(4,848)	14,446
Gain (loss) on covered OREO	(471)	377	(94)	2,806	(2,158)	648
	$25,189	$(20,265)	$4,924	$34,365	$(16,904)	$17,461

(1)
Transaction income for the three months ended March 31, 2015 includes a recovery of $49 thousand related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statement of income.

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
Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the three months ended March 31, 2015 and the year ended December 31, 2014 , were as follows (in thousands):

Balance at December 31, 2013	$1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(22,005)
Reduction for claims filed	(21,902)
Net loss on FDIC indemnification	(20,265)
Balance at March 31, 2015	$910,163
The balance at March 31, 2015 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$912,923
Other liabilities	(2,760)
$910,163
Note 6    Income Taxes
The Company’s effective income tax rate of 34.7% for the three months ended March 31, 2015 differed from the statutory federal income tax rate of 35.0% primarily due to the impact of tax-exempt income, offset in part by the impact of state income taxes. For three months ended March 31, 2014 the effective income tax rate of 35.6% differed from the statutory federal income

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

tax rate primarily due to the impact of state income taxes, substantially offset by the impact of tax-exempt income and state tax law changes enacted in the first quarter of 2014.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2015 and 2014 was not material.
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
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2015
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability

Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	0.6	$225,000	Other liabilities	$—	$(5,746)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	2.6	1,505,000	Other assets / Other liabilities	499	(22,380)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	12.2	300,000	Other assets / Other liabilities	—	(27,235)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.35%	Indexed to 1-month Libor	6.2	556,070	Other assets / Other liabilities	13	(33,677)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.35%	6.2	556,070	Other assets / Other liabilities	33,677	(13)
					$3,142,140		$34,189	$(89,051)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

	December 31, 2014
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
The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(6,543)	$(6,549)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—
During the three months ended March 31, 2015 and 2014, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2015, the amount expected to be reclassified from AOCI into income during the next twelve months was $21.1 million.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

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

	March 31, 2015
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$512	$—	$512	$(512)	$—	$—
Derivative liabilities	(89,038)	—	(89,038)	512	88,526	—
	$(88,526)	$—	$(88,526)	$—	$88,526	$—

	December 31, 2014
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$4,143	$—	$4,143	$(4,143)	$—	$—
Derivative liabilities	(69,117)	—	(69,117)	4,143	64,974	—
	$(64,974)	$—	$(64,974)	$—	$64,974	$—
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At March 31, 2015, the Company has pledged investment securities available for sale with a carrying amount of $67 million and cash on deposit of $46 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 75 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $7 million at March 31, 2015 and $3 million at December 31, 2014. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $1.9 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at March 31, 2015 and December 31, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$23,149	$(10,162)	$12,987	$21,835	$(8,424)	$13,411
Amounts reclassified to gain on investment securities available for sale, net	(2,022)	799	(1,223)	(361)	139	(222)
Net change in unrealized gains on investment securities available for sale	21,127	(9,363)	11,764	21,474	(8,285)	13,189
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(20,687)	7,980	(12,707)	(7,450)	2,874	(4,576)
Amounts reclassified to interest expense on deposits	1,420	(548)	872	1,395	(538)	857
Amounts reclassified to interest expense on borrowings	5,123	(1,976)	3,147	5,154	(1,988)	3,166
Net change in unrealized losses on derivative instruments	(14,144)	5,456	(8,688)	(901)	348	(553)
Other comprehensive income	$6,983	$(3,907)	$3,076	$20,573	$(7,937)	$12,636
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive income (loss)	11,764	(8,688)	3,076
Balance at March 31, 2015	$80,086	$(30,658)	$49,428

Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive income (loss)	13,189	(553)	12,636
Balance at March 31, 2014	$81,942	$(11,826)	$70,116

Note 9    Equity Based Compensation
During the three months ended March 31, 2015, the Company granted 545,455 unvested share awards under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant of $31.35 and had an aggregate fair value of $17.1 million. The total unrecognized compensation cost of $27.9 million for all unvested share awards outstanding at March 31, 2015 will be recognized over a weighted average remaining period of 2.26 years.
During the three months ended March 31, 2014, the Company granted 620,180 unvested share awards. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

closing price of the Company’s common stock on the date of grant, ranging from $31.44 to $33.78, for a weighted average grant date fair value of $31.82 and an aggregate fair value of $17.2 million.
Note 10    Fair Value Measurements
 Assets and liabilities measured at fair value on a recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise mortgage-backed securities, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, single family rental real estate-backed securities, certain private label residential mortgage-backed securities and CMOs, Re-Remics, private label commercial mortgage-backed securities, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label mortgage-backed securities and trust preferred securities. The Company typically values these securities using third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

 The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$55,270	$—	$—	$55,270
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,362,579	—	1,362,579
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	102,352	—	102,352
Re-Remics	—	164,488	—	164,488
Private label residential mortgage-backed securities and CMOs	—	213,335	162,984	376,319
Private label commercial mortgage-backed securities	—	965,112	—	965,112
Single family rental real estate-backed securities	—	556,256	—	556,256
Collateralized loan obligations	—	309,677	—	309,677
Non-mortgage asset-backed securities	—	115,545	—	115,545
Preferred stocks	105,741	713	—	106,454
State and municipal obligations	—	31,058	—	31,058
Small Business Administration securities	—	301,639	—	301,639
Other debt securities	—	3,295	4,700	7,995
Derivative assets	—	34,189	118	34,307
Total assets at fair value	$161,011	$4,160,238	$167,802	$4,489,051
Derivative liabilities	$—	$89,051	$3	$89,054
Total liabilities at fair value	$—	$89,051	$3	$89,054

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

	December 31, 2014
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
There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2015 and 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015				2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets	Derivative Liabilities
Balance at beginning of period	$168,077	$4,918	$49	$(1)	$199,408	$4,601	$35	$(3)
Gains (losses) for the period included in:
Net income	—	—	69	(2)	—	—	16	3
Other comprehensive income (loss)	(1,110)	(232)	—	—	792	(7)	—	—
Discount accretion	1,709	29	—	—	1,883	101	—	—
Purchases or issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	(7,787)	—	—	—
Settlements	(5,692)	(15)	—	—	(7,377)	(63)	—	—
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Balance at end of period	$162,984	$4,700	$118	$(3)	$186,919	$4,632	$51	$—

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2015 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities and CMOs with a fair value of $163 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential mortgage-backed securities consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at March 31, 2015 were 16.0%, 10.8% and 1.7% for investment grade, non-investment grade and option-arm securities, respectively. There were $31 million of option-arm securities with a subordination level of zero at March 31, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential mortgage-backed securities and CMOs falling within level 3 of the fair value hierarchy as of March 31, 2015 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2015
Investment grade	$83,721	Discounted cash flow	Voluntary prepayment rate	3.47% - 10.98% (8.74%)
			Probability of default	0.02% - 8.49% (2.35%)
			Loss severity	0.00% - 45.73% (2.53%)

Non-investment grade	$45,927	Discounted cash flow	Voluntary prepayment rate	4.61% - 12.59% (7.69%)
			Probability of default	0.01% - 20.15% (2.98%)
			Loss severity	0.00% - 44.41% (2.41%)

Option-arm (non-investment grade)	$33,336	Discounted cash flow	Voluntary prepayment rate	2.76% - 2.97% (2.81%)
			Probability of default	3.71% - 4.33% (4.17%)
			Loss severity	10.89% - 34.18% (16.90%)
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
March 31, 2015

consisting of other business assets is generally based on appraisals that use market approaches to valuation incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans and OREO are classified within level 3 of the fair value hierarchy.
Mortgage Servicing Rights - Fair value is estimated using a discounted cash flow technique that incorporates market‑based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults. No adjustments to fair value were recognized during the three months ended March 31, 2014.
 The following tables present assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	March 31, 2015				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2015
OREO	$—	$—	$6,173	$6,173	$(565)
Impaired loans	$—	$—	$13,776	$13,776	$(3,543)
Mortgage servicing rights	$—	$5,245	$—	$5,245	$(165)

	March 31, 2014				Gains from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2014
OREO	$—	$—	$29,569	$29,569	$64
Impaired loans	$—	$—	$5,222	$5,222	$299

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2015

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$304,488	$304,488	$187,517	$187,517
Investment securities available for sale	1/2/3	4,454,744	4,454,744	4,585,694	4,585,694
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	183,949	183,949	191,674	191,674
Loans held for sale	2	1,865	1,881	1,399	1,445
Loans:
Covered	3	984,973	1,730,056	1,039,672	1,763,132
Non-covered	3	12,154,446	12,383,093	11,279,555	11,443,408
FDIC Indemnification asset	3	912,923	516,420	974,704	595,847
Accrued interest receivable	2	37,932	37,932	32,636	32,636
Derivative assets	2/3	34,307	34,307	29,814	29,814
Liabilities:
Demand, savings and money market deposits	2	$10,144,175	$10,144,175	$9,509,830	$9,509,830
Time deposits	2	4,117,064	4,129,182	4,001,925	4,017,476
FHLB advances and other borrowings	2	3,293,678	3,297,343	3,318,559	3,320,338
Accrued interest payable	2	2,404	2,404	1,997	1,997
Derivative liabilities	2/3	89,054	89,054	69,178	69,178
The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:
The carrying amounts of certain financial instruments approximate fair value due to their short-term nature and generally negligible credit risk. These financial instruments include cash and cash equivalents, accrued interest receivable and accrued interest payable.
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
March 31, 2015

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
March 31, 2015

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
Total lending related commitments outstanding at March 31, 2015 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$461,495	$461,495
Commitments to purchase loans	—	243,871	243,871
Unfunded commitments under lines of credit	21,580	1,230,593	1,252,173
Commercial and standby letters of credit	—	49,794	49,794
	$21,580	$1,985,753	$2,007,333
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
Note 12    Subsequent Events
On May 1, 2015, BankUnited acquired the Small Business Finance Unit ("SBF") of CertusHoldings, Inc. in an asset purchase transaction for a cash purchase price of $279 million, subject to adjustment as provided for in the Asset Purchase Agreement. BankUnited acquired the SBF loan portfolio, with a pre-acquisition carrying amount of approximately $245 million, as well as substantially all of SBF's operating assets, and assumed certain of its operating liabilities. The Company expects the acquisition of SBF to be accounted for as a business combination using the acquisition method of accounting. The valuation of the assets acquired and liabilities assumed has not yet been completed. Financial statements of SBF and pro forma financial information are not required to be presented due to the immateriality of this acquisition to the Company's consolidated financial position and results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2015 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014  (the "2014 Annual Report on Form 10-K”).
Forward-Looking Statements
 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2014 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
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
Performance highlights include:

•	In March 2015, the Company entered into an agreement with CertusHoldings, Inc. to acquire Certus' Small Business Finance Unit.

•
Net income for the quarter ended March 31, 2015 was $46.5 million or $0.44 per diluted share as compared to $55.3 million or $0.53 per diluted share, for the quarter ended March 31, 2014. Earnings for for the quarter ended March 31, 2015 generated a return on average stockholders' equity of 9.02% and a return on average assets of 0.96%.

•	New loans and leases, including equipment under operating lease, grew by $943 million during the first quarter of 2015.

•	Total deposits increased by $749 million for the quarter ended March 31, 2015 to $14.3 billion. Deposits in New York grew by $536 million to $2.2 billion.

•
Net interest income increased by $6.3 million to $172.7 million for the quarter ended March 31, 2015 from $166.5 million for the quarter ended March 31, 2014. Interest income increased by $11.3 million primarily as a result of an increase in the average balance of loans outstanding. Interest expense increased by $5.1 million due primarily to an increase in average interest bearing liabilities.

•
The net interest margin, calculated on a tax-equivalent basis, was 4.02% for the quarter ended March 31, 2015 compared to 5.05% for the quarter ended March 31, 2014 and 4.26% for the immediately preceding quarter ended December 31, 2014. The net interest margin continues to be impacted by the origination of new loans at current market yields lower than those on loans acquired in the FSB Acquisition.

•
Asset quality remained strong, with a ratio of non-performing, non-covered assets to total assets of 0.21% and a ratio of non-performing, non-covered loans to total non-covered loans of 0.34% at March 31, 2015. The ratio of non-

performing assets to total assets was 0.31% and the ratio of non-performing loans to total loans was 0.38% at March 31, 2015.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 10.3%, a Common Equity Tier 1 ("CET1") risk-based capital ratio of 14.9%, a Tier 1 risk-based capital ratio of 14.9% and a Total risk-based capital ratio of 15.7% at March 31, 2015.

•	Book value and tangible book value per common share grew to $20.46 and $19.80, respectively, at March 31, 2015.
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
Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 7.1% and 8.0%, of total loans, net of premiums, discounts and deferred fees and costs, at March 31, 2015 and December 31, 2014, respectively. As this trend continues, we expect our net interest margin and interest rate spread to continue to decrease, although at a declining rate.
Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was insignificant at March 31, 2015.
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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$12,694,336	$174,903	5.54%	$9,487,617	$166,126	7.04%
Investment securities (3)	4,484,921	28,997	2.59%	3,622,388	25,453	2.81%
Other interest earning assets	487,903	2,283	1.89%	357,535	1,953	2.21%
Total interest earning assets	17,667,160	206,183	4.69%	13,467,540	193,532	5.77%
Allowance for loan and lease losses	(97,859)			(72,566)
Non-interest earning assets	1,962,851			1,984,935
Total assets	$19,532,152			$15,379,909
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$909,719	1,044	0.47%	$686,998	708	0.42%
Savings and money market deposits	6,115,248	7,759	0.51%	4,655,143	5,376	0.47%
Time deposits	4,041,652	11,201	1.12%	3,347,334	10,011	1.21%
Total interest bearing deposits	11,066,619	20,004	0.73%	8,689,475	16,095	0.75%
FHLB advances and other borrowings	3,370,800	9,150	1.10%	2,426,109	8,003	1.34%
Total interest bearing liabilities	14,437,419	29,154	0.82%	11,115,584	24,098	0.88%
Non-interest bearing demand deposits	2,742,683			2,139,414
Other non-interest bearing liabilities	263,806			160,110
Total liabilities	17,443,908			13,415,108
Stockholders' equity	2,088,244			1,964,801
Total liabilities and stockholders' equity	$19,532,152			$15,379,909
Net interest income		$177,029			$169,434
Interest rate spread			3.87%			4.89%
Net interest margin			4.02%			5.05%

(1)	On a tax-equivalent basis where applicable

(2)	Annualized

(3)	At fair value except for securities held to maturity
Net interest income, calculated on a tax-equivalent basis, was $177.0 million for the three months ended March 31, 2015 compared to $169.4 million for the three months ended March 31, 2014, an increase of $7.6 million. The increase in net interest income was comprised of an increase in interest income of $12.7 million, offset by an increase in interest expense of $5.1 million.
The increase in tax-equivalent interest income resulted primarily from an $8.8 million increase in interest income from loans and a $3.5 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.2 billion increase in the average balance outstanding partially offset by a 1.50% decrease in the tax-equivalent yield to 5.54% for the three months ended March 31, 2015 from 7.04% for the three months ended March 31, 2014. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended March 31, 2015 than for the comparable period in 2014. New loans represented 91.2% of the average balance of loans outstanding for the three months ended March 31, 2015 as compared to 84.7% for the three months ended March 31, 2014. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•
The tax-equivalent yield on new loans declined to 3.48% for the three months ended March 31, 2015 from 3.60% for the three months ended March 31, 2014, primarily reflecting the addition of loans to the portfolio at lower market rates.

•
Interest income on loans acquired in the FSB Acquisition totaled $72.7 million and $94.3 million for the three months ended March 31, 2015 and 2014, respectively. The tax-equivalent yield on those loans increased to 26.27% for the three months ended March 31, 2015 from 26.07% for the three months ended March 31, 2014. The increase in the yield on loans acquired in the FSB Acquisition resulted from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield for ACI loans, offset in part by decreases in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero and commercial ACI loan resolutions. Interest income on loans included zero and $8.5 million in proceeds from sales of loans from the zero carrying value pool and $0.8 million and $3.3 million from commercial ACI loans resolutions for the three months ended March 31, 2015 and 2014, respectively.

The average balance of investment securities increased by $863 million for the three months ended March 31, 2015 from the three months ended March 31, 2014 while the tax-equivalent yield declined to 2.59% for the three months ended March 31, 2015 from 2.81% for three months ended March 31, 2014.
The components of the increase in interest expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 were a $3.9 million increase in interest expense on deposits and a $1.1 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.4 billion in average interest bearing deposits. This was partially offset by a decline in market interest rates on time deposits, leading to a decrease in the average rate paid on interest bearing deposits to 0.73% for the three months ended March 31, 2015 from 0.75% for the three months ended March 31, 2014.
The increase in interest expense on FHLB advances and other borrowings was driven by a increase in the average balance of $945 million, offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and fair value accretion, declined by 0.24% to 1.10% for the three months ended March 31, 2015 from 1.34% for the three months ended March 31, 2014. This decline reflected the impact of the maturity of higher rate advances and the addition of new advances at lower market interest rates.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended March 31, 2015 was 4.02% as compared to 5.05% for the three months ended March 31, 2014. The interest rate spread decreased to 3.87% for the three months ended March 31, 2015 from 4.89% for the three months ended March 31, 2014. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and borrowings, as discussed above. We expect the net interest margin and interest rate spread to continue to decline as the composition of the loan portfolio shifts away from higher yielding loans acquired in the FSB Acquisition into new loans originated at lower current market rates of interest.
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
For the three months ended March 31, 2015 and 2014, we recorded provisions for loan losses of $8.6 million and $7.6 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
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
As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended March 31, 2015 and 2014, we recorded (recoveries of) provisions for losses on covered loans of $(0.5) million and $0.8 million and (reductions) increases in related non-interest income of $(0.4) million and $0.6 million, respectively.
Non-Interest Income
The Company reported non-interest income of $20.7 million and $30.2 million for the three months ended March 31, 2015 and 2014, respectively. A significant portion of our non-interest income relates to the covered assets, including the resolution of assets covered by our Loss Sharing Agreements with the FDIC and gains and losses on the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions of our size.
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Income from resolution of covered assets, net	$15,154	$13,061
Net loss on FDIC indemnification	(20,265)	(16,904)
FDIC reimbursement of costs of resolution of covered assets	707	1,128
Gain on sale of covered loans, net	10,006	19,294
Mortgage insurance income and modification incentives	968	1,592
Non-interest income from covered assets	6,570	18,171
Service charges and fees	4,451	4,005
Gain on sale of non-covered loans	160	38
Gain on investment securities available for sale, net	2,022	361
Lease financing	6,237	3,871
Other non-interest income	1,301	3,744
	$20,741	$30,190
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
The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Payments in full	$12,296	$11,355
Foreclosures	(140)	(700)
Short sales	140	(238)
Charge-offs	(433)	(131)
Recoveries	3,291	2,775
Income from resolution of covered assets, net	$15,154	$13,061
Under the terms of the Purchase and Assumption Agreement with the FDIC, the Bank may sell up to 2.5% of the covered loans based on UPB at the date of the FSB Acquisition, or approximately $280 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Single Family Shared-Loss Agreement. Any loan sale in excess of this stipulated annual threshold requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell covered loans in excess of the 2.5% threshold in the nine months prior to the stated termination date of loss share coverage (May 21, 2019 for covered residential loans) and the FDIC refuses to consent, the Single Family Shared-Loss Agreement will be extended for two additional years with respect to the loans requested to be included in such sales. The Bank will then have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the extended termination date, and any losses incurred will be covered under the Single Family Shared-Loss Agreement. This final sale mechanism, if exercised, ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the termination date of the Single Family Shared-Loss Agreement.
The Company recognized net gains on the sale of covered residential loans of $10.0 million and $1.3 million, and related net losses on FDIC indemnification of $8.1 million and $0.3 million, for the quarters ended March 31, 2015 and 2014, respectively. Improvement in the results of the residential loan sales in the quarter ended March 31, 2015 was a result of improved pricing, reflecting improvements in both the quality of loans sold and market conditions. We anticipate that we will continue to exercise our right to sell covered residential loans on a quarterly basis in the future.
For the quarter ended March 31, 2014, the Company recognized net gains on the sale of covered commercial and consumer loans of $18.0 million and a related net loss on FDIC indemnification of $4.5 million. The net loss on FDIC indemnification related to covered loan sales for the quarter ended March 31, 2014 did not bear the 80% relationship to the net gain on sale that might generally be expected primarily because indemnification is determined based on the unpaid principal balance of the loans sold rather than carrying value and because proceeds in excess of the unpaid principal balance are not subject to sharing with the FDIC.
See Note 4 to the consolidated financial statements for further information about the sales of covered loans.
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
Net loss on FDIC indemnification of $20.3 million and $16.9 million was recorded for the three months ended March 31, 2015 and 2014, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the three months ended March 31, 2015 and 2014 was $4.9 million and $17.5 million, respectively, as detailed in the following table (in thousands):

	Three Months Ended March 31,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$500	$(402)	$98	$(796)	$593	$(203)
Income from resolution of covered assets, net	15,154	(12,122)	3,032	13,061	(10,491)	2,570
Gain on sale of covered loans	10,006	(8,118)	1,888	19,294	(4,848)	14,446
Gain (loss) on covered OREO	(471)	377	(94)	2,806	(2,158)	648
	$25,189	$(20,265)	$4,924	$34,365	$(16,904)	$17,461

(1)
Transaction income for the three months ended March 31, 2015 includes a recovery of $49 thousand related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated income statement.

Other components of non-interest income
Gain on investment securities available for sale, net, of $2.0 million for the three months ended March 31, 2015 resulted from the sale of U.S. Government agency and private label commercial mortgage-backed securities. These investment securities were sold primarily to shorten the duration of the portfolio.

Income from lease financing increased to $6.2 million for the three months ended March 31, 2015 from $3.9 million for the three months ended March 31, 2014. The increase in income is consistent with the growth in the portfolio of assets under lease.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Employee compensation and benefits	$49,479	$49,449
Occupancy and equipment	18,170	16,967
Amortization of FDIC indemnification asset	22,005	15,741
Other real estate owned expense (income), net	1,224	(1,697)
Deposit insurance expense	2,918	2,252
Professional fees	3,298	3,430
Telecommunications and data processing	3,471	3,307
Other non-interest expense	13,579	13,012
	$114,144	$102,461
Non-interest expense as a percentage of average assets was 2.4% and 2.7% for the three months ended March 31, 2015 and 2014, respectively. The more significant changes in the components of non-interest expense are discussed below.

Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $22.0 million and $15.7 million respectively, for the three months ended March 31, 2015 and 2014.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three months ended March 31, 2015 and 2014, the average rate at which the FDIC indemnification asset was amortized was 9.39%, and 5.47%, respectively.
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
A rollforward of the FDIC indemnification asset for the year ended December 31, 2014 and three months ended March 31, 2015 follows (in thousands):

Balance at December 31, 2013	$1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(22,005)
Reduction for claims filed	(21,902)
Net loss on FDIC indemnification	(20,265)
Balance at March 31, 2015	$910,163
The balance at March 31, 2015 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$912,923
Other liabilities	(2,760)
$910,163
Subsequent to the termination of loss sharing under the Commercial Shared-Loss Agreement in May 2014, the entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
FDIC indemnification asset	$912,923	$974,704
Less expected amortization	(328,867)	(302,669)
Amount expected to be collected from the FDIC	$584,056	$672,035
The amount of expected amortization reflects the impact of improvements in cash flows expected to be collected from the covered loans, as well as the impact of time value resulting from the discounting of the asset when it was initially established. This amount will be amortized to non-interest expense using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the Single Family Shared-Loss Agreement and the expected remaining life of the indemnified assets.
OREO expense (income), net
During the three months ended March 31, 2015 and 2014, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income.
OREO expense included net loss on sales of OREO of $46 thousand and OREO impairment of $425 thousand for the three months ended March 31, 2015, while OREO income included net gain on sales of OREO of $(2.7) million and OREO impairment of $64 thousand for the three months ended March 31, 2014.
Income Taxes
The Company's effective tax rate decreased to 34.7% for the three months ended March 31, 2015 from 35.6% for the three months ended March 31, 2014. The decrease primarily reflects the impact of increases in income not subject to federal tax.
Analysis of Financial Condition
Average interest-earning assets increased $4.2 billion to $17.7 billion for the three months ended March 31, 2015 from $13.5 billion for the three months ended March 31, 2014. This increase was driven by a $3.2 billion increase in the average balance of outstanding loans and a $0.9 billion increase in the average balance of investment securities. The increase in average loans reflected growth of $3.5 billion in average new loans outstanding, partially offset by a $342 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets declined by $22 million, reflecting the decrease in the FDIC indemnification asset, largely offset by increases in equipment under operating lease, net. Growth of the new loan and lease portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased by $3.3 billion to $14.4 billion for the three months ended March 31, 2015 from $11.1 billion for the three months ended March 31, 2014, due to an increase of $2.4 billion in average interest bearing deposits and a $945 million increase in average FHLB advances. Average non-interest bearing deposits increased by $603 million.
Average stockholders' equity increased by $123 million, due largely to the retention of earnings.

Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$54,932	$55,270	$54,924	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,332,387	1,362,579	1,501,504	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	100,924	102,352	101,089	101,858
Re-Remics	161,196	164,488	179,664	183,272
Private label residential mortgage-backed securities and CMOs	324,042	376,319	350,300	403,979
Private label commercial mortgage-backed securities	950,450	965,112	1,134,854	1,139,389
Single family rental real estate-backed securities	555,680	556,256	446,079	443,017
Collateralized loan obligations	309,564	309,677	174,767	174,332
Non-mortgage asset-backed securities	111,090	115,545	117,562	122,164
Preferred stocks	96,223	106,454	96,294	105,442
State and municipal obligations	30,519	31,058	15,317	15,702
Small Business Administration securities	291,657	301,639	298,424	308,728
Other debt securities	3,749	7,995	3,712	8,128
	$4,322,413	$4,454,744	$4,474,490	$4,585,694
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, U.S. Small Business Administration securities and U.S. Government agency mortgage-backed securities. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of March 31, 2015 was 4.0 years and the effective duration was 1.4 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, there are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At March 31, 2015, we held Re-Remics with a carrying value of $164 million. At March 31, 2015, all of these securities were in unrealized gain positions. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2016 as it pertains to legacy covered funds, as defined. The Federal Reserve has indicated that it would likely extend the conformance period further to July 2017.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of March 31, 2015. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$55,270	0.93%	$—	—%	$—	—%	$55,270	0.93%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	146,797	1.73%	860,383	1.73%	258,091	1.78%	97,308	1.85%	1,362,579	1.76%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	14,380	2.45%	40,121	2.49%	39,323	2.48%	8,528	3.33%	102,352	2.57%
Re-Remics	68,878	3.31%	92,059	3.11%	3,551	3.09%	—	—%	164,488	3.14%
Private label residential mortgage backed securities and CMOs	65,191	5.55%	152,699	5.93%	87,109	5.89%	71,320	5.10%	376,319	5.70%
Private label commercial mortgage-backed securities	47,407	2.36%	611,891	2.54%	292,727	1.70%	13,087	3.05%	965,112	2.24%
Single family rental real estate-backed securities	425	1.97%	555,831	1.97%	—	—%	—	—%	556,256	1.97%
Collateralized loan obligations	—	—%	134,871	2.20%	174,806	2.20%	—	—%	309,677	2.20%
Non-mortgage asset-backed securities	17,899	3.40%	61,148	3.56%	31,082	3.51%	5,416	3.82%	115,545	3.55%
State and municipal obligations	—	—%	—	—%	31,058	3.81%	—	—%	31,058	3.81%
Small Business Administration securities	56,062	1.69%	141,556	1.68%	69,920	1.65%	34,101	1.64%	301,639	1.66%
Other debt securities	—	—%	—	—%	—	—%	7,995	7.19%	7,995	7.19%
	$417,039	2.70%	$2,705,829	2.28%	$987,667	2.30%	$237,755	2.81%	4,348,290	2.35%
Preferred stocks with no scheduled maturity									106,454	7.79%
Total investment securities available for sale									$4,454,744	2.47%
The available for sale investment securities portfolio was in a net unrealized gain position of $132 million at March 31, 2015 with aggregate fair value equal to 103% of amortized cost. Net unrealized gains included $138 million of gross unrealized gains and $6 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at March 31, 2015 had an aggregate fair value of $861 million. At March 31, 2015, 90.6% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $91 million were rated below investment grade or not rated at March 31, 2015, including $90 million of investment securities acquired in the FSB Acquisition, substantially all of which were in unrealized gain positions at March 31, 2015.
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
No securities were determined to be other-than-temporarily impaired at March 31, 2015 or 2014 or during the three months then ended.
We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. For fixed rated securities, unrealized losses in the portfolio at March 31, 2015 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. For variable rate securities, unrealized losses were primarily due to widening credit spreads.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities and Small Business Administration securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities and CMOs and private label commercial mortgage-backed securities in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, we concluded that none of these debt securities in unrealized loss positions were other-than-temporarily impaired. Management's analysis of the credit characteristics and levels of subordination for each of the single family rental real estate-backed securities is not indicative of projected credit losses. Given the limited duration and severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary. Based on the limited duration and severity of impairment and the results of independent analysis of the credit quality of loans underlying collateralized loan obligations, we considered the impairment of these securities to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At March 31, 2015 and December 31, 2014, 3.8% of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at March 31, 2015 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the three months ended March 31, 2015.
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
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	March 31, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,554,085	$—	$835,610	$54,158	$3,443,853	26.1%
Home equity loans and lines of credit	1,754	—	16,275	91,823	109,852	0.8%
	2,555,839	—	851,885	145,981	3,553,705	26.9%
Commercial:
Multi-family	2,407,733	24,958	—	—	2,432,691	18.4%
Commercial real estate
Owner occupied	1,044,165	25,643	—	—	1,069,808	8.1%
Non-owner occupied	1,809,210	28,513	—	—	1,837,723	13.9%
Construction and land	219,582	2,007	—	—	221,589	1.7%
Commercial and industrial	2,555,826	1,128	—	—	2,556,954	19.4%
Commercial finance subsidiaries	1,501,819	—	—	—	1,501,819	11.4%
	9,538,335	82,249	—	—	9,620,584	72.9%
Consumer	26,814	13	—	—	26,827	0.2%
Total loans	12,120,988	82,262	851,885	145,981	13,201,116	100.0%
Premiums, discounts and deferred fees and costs, net	47,908	—	—	(9,769)	38,139
Loans net of premiums, discounts and deferred fees and costs	12,168,896	82,262	851,885	136,212	13,239,255
Allowance for loan and lease losses	(96,712)	—	—	(3,124)	(99,836)
Loans, net	$12,072,184	$82,262	$851,885	$133,088	$13,139,419

	December 31, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial finance subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans net of premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227
Total loans, net of premiums, discounts and deferred fees and costs, increased by $824 million to $13.2 billion at March 31, 2015, from $12.4 billion at December 31, 2014. New loans grew by $891 million while loans acquired in the FSB Acquisition declined by $67 million from December 31, 2014 to March 31, 2015. New residential loans grew by $69 million and new commercial loans grew by $822 million during the three months ended March 31, 2015.
Growth in new loans, net of premiums, discounts and deferred fees and costs, for the three months ended March 31, 2015 included $185 million for the Florida franchise, $554 million for the New York franchise and $152 million for what we refer to as national platforms, consisting of our residential loan purchase program, our mortgage warehouse lending operations and the Bank’s three commercial finance subsidiaries. Our warehouse lending operations and commercial finance subsidiaries contributed $83 million and $45 million, respectively, to growth in new loans for the three months ended March 31, 2015.
The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York regions and national platforms at the dates indicated. Amounts are net of premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2015
	Florida	New York	National	Total
Residential	$216,321	$140,816	$2,236,586	$2,593,723
Commercial	4,207,550	3,707,176	1,633,682	9,548,408
Consumer	20,611	6,075	79	26,765
	$4,444,482	$3,854,067	$3,870,347	$12,168,896
	36.5%	31.7%	31.8%	100.0%

	December 31, 2014
	Florida	New York	National	Total
Residential	$196,101	$116,627	$2,211,937	$2,524,665
Commercial	4,042,607	3,177,979	1,505,992	8,726,578
Consumer	20,930	5,115	201	26,246
	$4,259,638	$3,299,721	$3,718,130	$11,277,489
	37.8%	29.2%	33.0%	100.0%
At March 31, 2015 and December 31, 2014, respectively, 8.1% and 9.2%, of loans, net of premiums, discounts and deferred fees and costs, were acquired in the FSB Acquisition. Loans acquired in the FSB Acquisition are declining and new loans increasing as a percentage of the total portfolio as loans acquired in the FSB Acquisition are repaid or resolved and new loan originations and purchases continue. This trend is expected to continue.
Residential Mortgages
Residential mortgages totaled $3.6 billion, or 26.9% of total loans and $3.5 billion, or 28.6% of total loans at March 31, 2015 and December 31, 2014, respectively. The decline in this portfolio segment as a percentage of loans is primarily a result of higher commercial loan originations, reflecting our strategic emphasis on commercial lending, and to a smaller extent, the resolution of covered loans.
The new residential loan portfolio includes both originated and purchased loans. At March 31, 2015 and December 31, 2014, $355 million or 13.7% and $311 million or 12.3%, respectively, of our new 1-4 single family residential loans were originated loans; $2.2 billion or 86.3% and $2.2 billion or 87.7%, respectively, of our new 1-4 single family residential loans were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties acquired through established correspondent channels. At March 31, 2015, 33.5% of the new residential loan portfolio were fixed rate loans. The adjustable rate mortgage ("ARM") portfolio included 5/1, 7/1 and 10/1 ARMs. At March 31, 2015, $205 million or 7.9% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.
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
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 78.7% and 77.6% of new loans as of March 31, 2015 and December 31, 2014, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.7% of the total loan portfolio at March 31, 2015. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At March 31, 2015, the recorded investment in construction loans with available interest reserves totaled $89 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at March 31, 2015.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans also include shared national credits totaling $842 million at March 31, 2015, to borrowers primarily in our geographic footprint.
Through its three commercial finance subsidiaries, Pinnacle Public Finance (“Pinnacle”), United Capital Business Lending (“UCBL”) and Bridge Capital Leasing (“Bridge”), the Bank provides equipment financing on a national basis using both loan and lease structures. Pinnacle offers essential use equipment financing to municipalities, UCBL offers small business equipment leases and loans with a primary focus on franchise equipment finance and Bridge primarily provides transportation equipment finance.
The following table presents the recorded investment in loans and direct finance leases for each of the three commercial finance subsidiaries at the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Pinnacle	$780,961	$751,286
UCBL	374,044	364,623
Bridge	355,928	350,350
	$1,510,933	$1,466,259
New commercial loans that represent re-financings of loans acquired in the FSB Acquisition are not significant.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Asset Quality
In discussing asset quality, a distinction must be made between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. The Commercial Shared-Loss Agreement was terminated on May 21, 2014. At March 31, 2015, covered loans totaled $988 million, all of which were covered under the Single Family Shared-Loss Agreement.
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
At March 31, 2015, new commercial loans with aggregate balances of $22 million, $44 million and $16 million were rated special mention, substandard and doubtful, respectively. At December 31, 2014, new commercial loans aggregating $25 million, $41 million and $12 million were rated special mention, substandard and doubtful, respectively. Criticized and classified assets represented less than 1% of the new commercial portfolio at March 31, 2015. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
Residential
New 1-4 single family residential loans past due more than 30 days totaled $7 million and $4 million at March 31, 2015 and December 31, 2014, respectively The amount of these loans 90 days or more past due was deminimis at both March 31, 2015 and December 31, 2014.
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
The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	March 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.7%	3.2%	5.2%	23.4%	34.5%
60% - 70%	2.2%	2.6%	4.0%	16.6%	25.4%
70% - 80%	1.8%	3.9%	6.6%	26.1%	38.4%
More than 80%	1.1%	0.1%	0.1%	0.4%	1.7%
	7.8%	9.8%	15.9%	66.5%	100.0%

	December 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.6%	3.2%	5.1%	23.7%	34.6%
60% - 70%	2.2%	2.5%	4.0%	16.8%	25.5%
70% - 80%	1.7%	3.9%	6.8%	25.7%	38.1%
More than 80%	1.1%	0.1%	0.1%	0.5%	1.8%
	7.6%	9.7%	16.0%	66.7%	100.0%
At March 31, 2015, 78.9% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.
At March 31, 2015, the purchased loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 768 and average LTV of 65.3%. The majority of this portfolio was owner-occupied, with 93.3% primary residence, 6.2% second homes and 0.5% investment properties. In terms of vintage, 1.2% of the portfolio was originated pre-2011, 22.3% in 2011 and 2012, 40.1% in 2013, 30.7% in 2014 and 5.7% in 2015.
Similarly, the originated loan portfolio had the following characteristics at March 31, 2015: 100% were full documentation with an average FICO score of 753 and average LTV of 62.7%. The majority of this portfolio was owner-occupied, with 83.7% primary residence, 10.0% second homes and 6.3% investment properties. In terms of vintage, 14.3% of the portfolio was originated from 2010 through 2012, 27.1% in 2013, 43.7% in 2014 and 14.9% in 2015.
Consumer
At March 31, 2015 and December 31, 2014 delinquent new consumer loans were insignificant.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At March 31, 2015, ACI loans totaled $934 million and non-ACI loans totaled $136 million, net of premiums, discounts and deferred fees and costs.
Residential
At March 31, 2015, residential ACI loans totaled $852 million and residential non-ACI loans totaled $136 million, net of premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment. At March 31, 2015, accretable yield on residential ACI loans totaled $979 million and non-accretable difference related to those loans totaled $896 million. Accretable yield on commercial ACI loans totaled $35 million at March 31, 2015, with no significant non-accretable difference remaining.
At March 31, 2015, the recorded investment in 1-4 single family residential non-ACI loans was $46 million; $1.8 million or 3.9% of these loans were 30 days or more past due and the balance of loans 90 days or more past due was insignificant. At March 31, 2015, the recorded investment in ACI 1-4 single family residential loans totaled $836 million; $44.8 million or 5.4% of these loans were delinquent by 30 days or more and $25.0 million or 3.0% were delinquent by 90 days or more.
At March 31, 2015, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $90 million; $4.7 million or 5.2% of these loans were 30 days or more past due and $3.3 million or 3.6% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $16 million at March 31, 2015; $1.3 million or 7.9% of

ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $0.9 million or 5.5% were delinquent by 90 days or more.
Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at March 31, 2015 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	17.4%	24.2%
Scheduled to reset within 12 months	26.7%	19.2%
Scheduled to reset after 12 months	55.9%	56.6%
	100.0%	100.0%
Lien position:
First liens	9.4%	10.2%
Second or third liens	90.6%	89.8%
	100.0%	100.0%
To date, we have not identified any significant impact to default rates from resets of interest only loans. The Company's exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.
Commercial
At March 31, 2015, ACI commercial loans had a carrying value of $82 million. At March 31, 2015, the balance of loans 90 days or more past due was insignificant and loans with aggregate carrying values of $0.5 million and $2.4 million were internally risk rated special mention and substandard, respectively.
Impaired Loans and Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs and placed on non-accrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO. Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as non-accrual loans and we do not consider them to be non-performing assets.
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (in thousands):

	March 31, 2015			December 31, 2014
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$1,543	$111	$1,654	$604	$49	$653
Home equity loans and lines of credit	2,850	—	2,850	3,808	—	3,808
Total residential loans	4,393	111	4,504	4,412	49	4,461
Commercial:
Commercial real estate	—	5,044	5,044	—	4,688	4,688
Construction and land	—	—	—	—	209	209
Commercial and industrial	—	13,604	13,604	—	13,666	13,666
Commercial finance subsidiaries	—	19,098	19,098	—	9,226	9,226
Total commercial loans	—	37,746	37,746	—	27,789	27,789
Consumer	—	67	67	—	173	173
Total non-accrual loans	4,393	37,924	42,317	4,412	28,011	32,423
Non-ACI and new loans past due 90 days and still accruing	433	—	433	—	—	—
TDRs	3,297	3,780	7,077	2,188	4,435	6,623
Total non-performing loans	8,123	41,704	49,827	6,600	32,446	39,046
OREO	11,068	135	11,203	13,645	135	13,780
Total non-performing assets	19,191	41,839	61,030	20,245	32,581	52,826
Non-ACI and new TDRs in compliance with their modified terms	3,031	1,372	4,403	3,866	797	4,663
Total impaired loans and non-performing assets	$22,222	$43,211	$65,433	$24,111	$33,378	$57,489

Non-performing loans to total loans (1)		0.34%	0.38%		0.29%	0.31%
Non-performing assets to total assets (2)		0.21%	0.31%		0.17%	0.27%
ALLL to total loans (1)		0.79%	0.75%		0.80%	0.77%
ALLL to non-performing loans		231.90%	200.37%		281.54%	244.69%
Net charge-offs to average loans (3)		0.13%	0.12%		0.08%	0.15%

(1)	Total loans for purposes of calculating these ratios are net of premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Annualized
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $26 million and $23 million at March 31, 2015 and December 31, 2014, respectively.
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
As of March 31, 2015, nine commercial loans with an aggregate carrying value of $14 million and 33 residential loans with an aggregate carrying value of $8 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2015 or 2014.
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $22 million at March 31, 2015. Substantially all of these loans were current as to principal and interest at March 31, 2015.
Loss Mitigation Strategies
We evaluate each loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,283 permanent loan modifications through March 31, 2015 and there are 64 trial loan modifications at March 31, 2015. Substantially all of these modified loans were covered ACI loans accounted for in pools.
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
Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the ALLL for new commercial loans is based primarily on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $750,000 are individually evaluated for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated special mention, substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. Loss factors for these loans are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data.
With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for new commercial, home equity and consumer loans is a group of 34 banks made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal finance receivables is based on a cumulative municipal default curve for obligations of credit quality comparable to those in the Company’s portfolio.
The loss experience period used to calculated an average net charge-off rate is twelve quarters. We believe a twelve-quarter look back period is appropriate as it captures a range of observations reflecting the performance of loans originated in the current economic cycle and includes sufficient history. We believe the twelve-quarter look back period to be consistent with the range of industry practice.
Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
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
Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability and loss severity given default also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected using the “Making Home Affordable” cost factors provided by the Federal government.  The ACI home equity roll rates include the impact of delinquent, related senior liens and loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at March 31, 2015 or December 31, 2014.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of ACI commercial loans in March 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at March 31, 2015 or December 31, 2014.

The following tables provides an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Three Months Ended March 31, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2014	$91,350	$—	$4,192	$95,542
Provision for loan losses:
1-4 single family residential	2,945	—	(214)	2,731
Home equity loans and lines of credit	—	—	(222)	(222)
Multi-family	2,092	—	—	2,092
Commercial real estate
Owner occupied	207	—	—	207
Non-owner occupied	(342)	—	—	(342)
Construction and land	67	—	—	67
Commercial and industrial	(10)	—	(15)	(25)
Commercial finance subsidiaries	3,644	—	—	3,644
Consumer	(5)	—	—	(5)
Total Provision	8,598	—	(451)	8,147
Charge-offs:
Home equity loans and lines of credit	—	—	(639)	(639)
Commercial and industrial	(557)	—	—	(557)
Commercial finance subsidiaries	(2,842)	—	—	(2,842)
Total Charge-offs	(3,399)	—	(639)	(4,038)
Recoveries:
Home equity loans and lines of credit	—	—	7	7
Commercial and industrial	147	—	15	162
Commercial finance subsidiaries	13	—	—	13
Consumer	3	—	—	3
Total Recoveries	163	—	22	185
Net Charge-offs:	(3,236)	—	(617)	(3,853)
Balance at March 31, 2015	$96,712	$—	$3,124	$99,836

	Three Months Ended March 31, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2013	$57,330	$2,893	$9,502	$69,725
Provision for loan losses:
1-4 single family residential	451	—	(17)	434
Home equity loans and lines of credit	(1)	—	(1,633)	(1,634)
Multi-family	1,477	(38)	(4)	1,435
Commercial real estate
Owner occupied	(64)	(13)	(3)	(80)
Non-owner occupied	1,797	1,588	(2)	3,383
Construction and land	1,379	443	7	1,829
Commercial and industrial	3,143	(6)	150	3,287
Commercial finance subsidiaries	(1,699)	—	—	(1,699)
Consumer	1,124	324	—	1,448
Total Provision	7,607	2,298	(1,502)	8,403
Charge-offs:
Home equity loans and lines of credit	—	—	(233)	(233)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	—	(3,032)	—	(3,032)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(2,186)	(559)	(477)	(3,222)
Consumer	(363)	(324)	—	(687)
Total Charge-offs	(2,549)	(5,191)	(723)	(8,463)
Recoveries:
Home equity loans and lines of credit	—	—	9	9
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	168	—	19	187
Consumer	160	—	—	160
Total Recoveries	328	—	35	363
Net Charge-offs:	(2,221)	(5,191)	(688)	(8,100)
Balance at March 31, 2014	$62,716	$—	$7,312	$70,028

The following tables show the distribution of the ALLL, at the dates indicated (dollars in thousands)

	March 31, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$10,061	$—	$731	$10,792	26.1%
Home equity loans and lines of credit	17	—	2,393	2,410	0.8%
	10,078	—	3,124	13,202	26.9%
Commercial:
Multi-family	17,062	—	—	17,062	18.4%
Commercial real estate
Owner occupied	8,480	—	—	8,480	8.1%
Non-owner occupied	17,273	—	—	17,273	13.9%
Construction and land	2,792	—	—	2,792	1.7%
Commercial and industrial	25,447	—	—	25,447	19.4%
Commercial finance subsidiaries	15,392	—	—	15,392	11.4%
	86,446	—	—	86,446	72.9%
Consumer	188	—	—	188	0.2%
	$96,712	$—	$3,124	$99,836	100.0%

	December 31, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$7,116	$—	$945	$8,061	27.6%
Home equity loans and lines of credit	17	—	3,247	3,264	1.0%
	7,133	—	4,192	11,325	28.6%
Commercial:
Multi-family	14,970	—	—	14,970	15.8%
Commercial real estate
Owner occupied	8,273	—	—	8,273	8.4%
Non-owner occupied	17,615	—	—	17,615	14.4%
Construction and land	2,725	—	—	2,725	1.4%
Commercial and industrial	25,867	—	—	25,867	19.4%
Commercial finance subsidiaries	14,577	—	—	14,577	11.8%
	84,027	—	—	84,027	71.2%
Consumer	190	—	—	190	0.2%
	$91,350	$—	$4,192	$95,542	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The overall increase in the balance of the ALLL for new loans at March 31, 2015 as compared to December 31, 2014 reflects the impact of growth of the new loan portfolio, partially offset by a net decrease in general loss factors. The net decrease in general loss factors was primarily attributable to decreases in peer group net charge-off rates. This decrease in peer group net charge-off rates was partially offset by the effect of increases in certain qualitative loss factors, primarily the qualitative factor for economic conditions, based on decreases in GDP growth rates. Factors influencing significant components of the change in the ALLL at March 31, 2015 compared to December 31, 2014, as related to specific loan types, include:

•
A $2.9 million increase for new 1-4 single family residential loans was primarily attributable to increased qualitative loss factors. To a lesser degree, the increase was impacted by growth in the portfolio and a slight increase in proxy historical loss rates.

•	An increase of $2.1 million for new multi-family loans reflected the growth of the corresponding loan portfolio, partially offset by a decrease in the peer group net charge-off rates.

•
Decreases of $0.4 million for new commercial and industrial loans and $0.3 million for new non-owner occupied commercial real estate loans, in spite of growth in the corresponding loan portfolios were primarily driven by decreases in peer group net charge-off rates.

•
An increase of $0.8 million for commercial finance subsidiaries primarily reflected an increase in specific reserves of $0.9 million. The impact of growth in the corresponding loan and lease portfolio and net increases in qualitative factors were offset by a decrease in peer group net charge-off rates.

•
A decrease of $0.9 million for non-ACI home equity loans is attributable primarily to an improvement in roll rates and the runoff of the corresponding loan portfolio. For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Equipment under Operating Lease
Equipment under operating lease primarily consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns. The portfolio of equipment under operating lease grew by $51 million during the three months ended March 31, 2015. There were no significant changes in the performance of lessees during the three months ended March 31, 2015. There were no impairments of residuals or asset carrying values, missed payments, time off-lease or restructurings related to the operating lease portfolio during the quarter.
Other Real Estate Owned
The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$13,780	$40,570
Transfers from loan portfolio	2,254	9,154
Sales	(4,406)	(20,219)
(Impairment) recovery	(425)	64
Balance, end of period	$11,203	$29,569
OREO consisted of the following types of properties at the dates indicated (in thousands):

	March 31, 2015			December 31, 2014
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
1-4 single family residential	$9,446	$—	$9,446	$12,341	$—	$12,341
Condominium	1,622	—	1,622	1,304	—	1,304
Land	—	135	135	—	135	135
	$11,068	$135	$11,203	$13,645	$135	$13,780
The decrease in OREO reflects continued efforts to resolve non-performing covered residential assets and a decline in the volume of residential foreclosures. There were 138 and 123 residential units in the foreclosure pipeline and 48 and 56 residential units in OREO inventory at March 31, 2015 and December 31, 2014, respectively.

Deposits
The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,742,683	—%	$2,139,414	—%
Interest bearing	909,719	0.47%	686,998	0.42%
Money market	5,529,872	0.53%	3,917,021	0.50%
Savings	585,376	0.33%	738,122	0.30%
Time	4,041,652	1.12%	3,347,334	1.21%
	$13,809,302	0.59%	$10,828,889	0.60%
Total deposits at March 31, 2015 and December 31, 2014 included $2.2 billion and $1.6 billion, respectively, of deposits in New York.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2015 (in thousands):

Three months or less	$600,137
Over three through six months	749,768
Over six through twelve months	1,038,027
Over twelve months	629,597
$3,017,529
Federal Home Loan Bank Advances and Other Borrowings
Outstanding FHLB advances and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
FHLB advances	$3,283,149	$3,307,932
Capital lease obligations	10,529	10,627
	$3,293,678	$3,318,559
In addition to deposits, we utilize FHLB advances to finance our operations; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate, and home equity loans, and mortgage-backed securities. The contractual balance of FHLB advances outstanding at March 31, 2015 is scheduled to mature as follows (in thousands):

Maturing in:
2015—31 days or less	$270,100
2015—Over 31 days	1,640,250
2016	1,020,000
2017	355,000
Total contractual balance outstanding	3,285,350
Unamortized modification costs	(2,201)
Carrying value	$3,283,149

Capital Resources
Stockholders' equity increased $63 million for the three months ended March 31, 2015 due primarily to the exercise of stock options and the retention of earnings.
Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2015 and December 31, 2014, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
The following table presents the Company’s regulatory capital ratios as of March 31, 2015 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage	$1,998,812	10.34%	N/A (1)	N/A (1)	$773,604	4.00%
CET 1 risk-based capital	$1,998,812	14.87%	$873,631	6.50%	$604,822	4.50%
Tier 1 risk-based capital	$1,998,812	14.87%	$1,075,238	8.00%	$806,429	6.00%
Total risk-based capital	$2,105,650	15.67%	$1,344,048	10.00%	$1,075,238	8.00%
_______________________________________________
(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
On July 2, 2013 the Federal Reserve Board approved a final rule that implements the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The Company implemented the final rule on January 1, 2015. The results of the implementation are included in the table above and reflect the application of transition provisions in the final rule, as applicable to the Company. The requirements to be well capitalized reflected above do not include consideration of a capital conservation buffer, which will be phased in beginning in 2016. When fully phased in on January 1, 2019, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be considered adequately capitalized.
Liquidity
Liquidity involves our ability to generate adequate funds to support planned asset growth, particularly growth of the new loan portfolio, meet deposit withdrawal requests and other contractual obligations, maintain reserve requirements, conduct routine operations and pay dividends.
Prior to the three months ended March 31, 2015, our consolidated statements of cash flows have historically reflected net cash outflows from operating activities. For the three months ended March 31, 2015, net cash provided by operating activities was $28.1 million compared with net cash used in operating activities of $49.7 million for the year ended December 31, 2014. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows for the year ended December 31, 2014 is accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $70.5 million and $338.9 million for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $21.9 million and $114.9 million for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively; exceeding net operating cash outflows for the year ended December 31, 2014. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity available to fund operating needs, dividends to BankUnited, Inc. and new loan growth. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $157.7 million and $776.8 million for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease, resulting in cash inflows from operating activities for the three months ended March 31, 2015. Cash flows from resolution of the loans acquired in the FSB Acquisition will ultimately be replaced by operating cash flows from new assets originated with those proceeds. In addition to cash provided by the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio and, to a lesser extent, FHLB advances.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At March 31, 2015, unencumbered investment securities available for sale totaled $3.2 billion. At March 31, 2015, BankUnited had available borrowing capacity at the FHLB of $2.0 billion, unused borrowing capacity at the FRB of $86 million and unused Federal funds and lines of credit totaling $95 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The Asset/Liability Committee ("ALCO") policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At March 31, 2015, BankUnited’s liquid assets divided by total assets was 6.5%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At March 31, 2015, BankUnited’s one year liquidity ratio was 117%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At March 31, 2015, BankUnited was within acceptable limits established by ALCO for each of these measures.
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
The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at March 31, 2015:

	Plus 100	Plus 200	Plus 300
March 31, 2015
Twelve Months	0.5%	0.9%	1.3%
Twenty Four Months	2.6%	4.6%	6.6%
Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at March 31, 2015 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 8%, 13% and 18% in plus 100, 200 and 300 basis point scenarios, respectively. As of March 31, 2015, our simulation for BankUnited indicated percentage changes from base EVE of (2.8)%, (8.3)% and (13.4)% in plus 100, 200, and 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2015, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $0.5 million and the aggregate fair value included in other liabilities was $55 million.
Interest rate swaps not designated as cash flow hedges had an aggregate notional amount of $1.1 billion at March 31, 2015. The aggregate fair value of these interest rate swaps included in other assets was $34 million and the aggregate fair value included in other liabilities was $34 million. These interest rate swaps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the consolidated financial statements for more information about our derivative positions.

Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of March 31, 2015 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$461,495	$461,495
Commitments to purchase loans	—	243,871	243,871
Unfunded commitments under lines of credit	21,580	1,230,593	1,252,173
Commercial and standby letters of credit	—	49,794	49,794
	$21,580	$1,985,753	$2,007,333
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2014 Annual Report on Form 10-K.
Non-GAAP Financial Measure
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at March 31, 2015 (in thousands except share and per share data):

Total stockholders' equity	$2,115,617
Less: goodwill and other intangible assets	68,256
Tangible stockholders' equity	$2,047,361

Common shares issued and outstanding	103,414,014

Book value per common share	$20.46

Tangible book value per common share	$19.80

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
During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
 There have been no material changes in the risk factors disclosed by the Company in its 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May 2015.

/s/ John A. Kanas
John A. Kanas
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
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