Form 10-Q
period 2015-06-30
BankUnited, Inc.
filed 2015-08-07
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 5, 2015
Common Stock, $0.01 Par Value	103,471,446

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks:
Non-interest bearing	$40,576	$46,268
Interest bearing	30,422	33,979
Interest bearing deposits at Federal Reserve Bank	91,649	100,596
Federal funds sold	2,213	6,674
Cash and cash equivalents	164,860	187,517
Investment securities available for sale, at fair value	4,797,700	4,585,694
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	203,070	191,674
Loans held for sale	61,212	1,399
Loans (including covered loans of $916,071 and $1,043,864)	14,326,993	12,414,769
Allowance for loan and lease losses	(107,385)	(95,542)
Loans, net	14,219,608	12,319,227
FDIC indemnification asset	859,972	974,704
Bank owned life insurance	224,642	215,065
Equipment under operating lease, net	418,253	314,558
Other real estate owned (including covered OREO of $8,739 and $13,645)	9,414	13,780
Deferred tax asset, net	83,277	117,215
Goodwill and other intangible assets	78,511	68,414
Other assets	271,274	211,282
Total assets	$21,401,793	$19,210,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,679,779	$2,714,127
Interest bearing	1,372,116	899,696
Savings and money market	6,860,411	5,896,007
Time	4,334,385	4,001,925
Total deposits	15,246,691	13,511,755
Federal Home Loan Bank advances and other borrowings	3,743,697	3,318,559
Other liabilities	265,070	327,681
Total liabilities	19,255,458	17,157,995

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 103,475,912 and 101,656,702 shares issued and outstanding	1,035	1,017
Paid-in capital	1,394,103	1,353,538
Retained earnings	700,063	651,627
Accumulated other comprehensive income	51,134	46,352
Total stockholders' equity	2,146,335	2,052,534
Total liabilities and stockholders' equity	$21,401,793	$19,210,529

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$184,010	$164,184	$355,389	$327,967
Investment securities	26,284	25,741	54,504	50,567
Other	2,340	1,808	4,623	3,761
Total interest income	212,634	191,733	414,516	382,295
Interest expense:
Deposits	21,855	17,467	41,859	33,562
Borrowings	9,801	8,388	18,951	16,391
Total interest expense	31,656	25,855	60,810	49,953
Net interest income before provision for loan losses	180,978	165,878	353,706	332,342
Provision for (recovery of) loan losses (including $45, $897, $(406) and $1,693 for covered loans)	8,421	7,192	16,568	15,595
Net interest income after provision for loan losses	172,557	158,686	337,138	316,747
Non-interest income:
Income from resolution of covered assets, net	13,743	12,170	28,897	25,231
Net loss on FDIC indemnification	(16,771)	(5,896)	(37,036)	(22,800)
FDIC reimbursement of costs of resolution of covered assets	—	1,112	707	2,240
Service charges and fees	4,492	4,186	8,943	8,191
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $7,417, $(366), $17,423 and $18,928)	8,223	(9)	18,389	19,323
Gain on investment securities available for sale, net	1,128	—	3,150	361
Lease financing	7,044	4,692	13,281	8,563
Other non-interest income	3,199	4,223	5,468	9,559
Total non-interest income	21,058	20,478	41,799	50,668
Non-interest expense:
Employee compensation and benefits	51,845	49,556	101,324	99,005
Occupancy and equipment	18,934	17,496	37,104	34,463
Amortization of FDIC indemnification asset	26,460	15,194	48,465	30,935
Other real estate owned expense, net (including loss (gain) related to covered OREO of $222, $218, $693 and $(2,589))	1,053	1,726	2,277	29
Deposit insurance expense	3,163	2,311	6,081	4,563
Professional fees	2,680	3,127	5,978	6,557
Telecommunications and data processing	3,345	3,266	6,816	6,573
Other non-interest expense	15,968	13,944	29,547	26,956
Total non-interest expense	123,448	106,620	237,592	209,081
Income before income taxes	70,167	72,544	141,345	158,334
Provision for income taxes	23,530	24,001	48,251	54,520
Net income	$46,637	$48,543	$93,094	$103,814
Earnings per common share, basic (see Note 2)	$0.44	$0.46	$0.88	$0.99
Earnings per common share, diluted (see Note 2)	$0.43	$0.46	$0.87	$0.99
Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$46,637	$48,543	$93,094	$103,814
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(11,142)	8,022	1,845	21,433
Reclassification adjustment for net securities gains realized in income	(683)	—	(1,906)	(222)
Net change in unrealized gains on securities available for sale	(11,825)	8,022	(61)	21,211
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	9,640	(7,939)	(3,067)	(12,515)
Reclassification adjustment for net losses realized in income	3,891	4,089	7,910	8,112
Net change in unrealized losses on derivative instruments	13,531	(3,850)	4,843	(4,403)
Other comprehensive income	1,706	4,172	4,782	16,808
Comprehensive income	$48,343	$52,715	$97,876	$120,622

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$93,094	$103,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion, net	(83,758)	(138,373)
Provision for loan losses	16,568	15,595
Income from resolution of covered assets, net	(28,897)	(25,231)
Net loss on FDIC indemnification	37,036	22,800
Gain on sale of loans, net	(18,389)	(19,323)
Increase in cash surrender value of bank owned life insurance	(1,877)	(1,659)
Gain on investment securities available for sale, net	(3,150)	(361)
(Gain) loss on other real estate owned	693	(2,459)
Equity based compensation	7,224	7,274
Depreciation and amortization	19,477	14,931
Deferred income taxes	33,124	(18,504)
Proceeds from sale of loans held for sale	73,358	10,296
Loans originated for sale, net of repayments	(51,364)	(11,407)
Realized tax benefits from dividend equivalents and equity based compensation	(208)	(980)
Other:
Increase in other assets	(20,116)	(13,434)
Increase in other liabilities	3,433	5,506
Net cash provided by (used in) operating activities	76,248	(51,515)

Cash flows from investing activities:
Net cash paid in business combination	(277,553)	—
Purchase of investment securities	(1,071,655)	(636,547)
Proceeds from repayments and calls of investment securities available for sale	284,891	159,147
Proceeds from sale of investment securities available for sale	474,914	119,824
Purchase of non-marketable equity securities	(68,359)	(32,850)
Proceeds from redemption of non-marketable equity securities	56,963	21,142
Purchases of loans	(435,433)	(379,340)
Loan originations, repayments and resolutions, net	(1,227,595)	(1,391,119)
Proceeds from sale of loans, net	98,611	490,462
Decrease in FDIC indemnification asset for claims filed	29,079	66,704
Purchase of premises and equipment, net	(16,025)	(12,693)
Acquisition of equipment under operating lease	(111,136)	(14,461)
Proceeds from sale of other real estate owned	9,764	37,325
Other investing activities	(11,481)	(5,297)
Net cash used in investing activities	(2,265,015)	(1,577,703)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	1,734,942	1,504,310
Additions to Federal Home Loan Bank advances and other borrowings	3,230,000	1,915,162
Repayments of Federal Home Loan Bank advances and other borrowings	(2,805,918)	(1,640,794)
Dividends paid	(44,288)	(43,791)
Realized tax benefits from dividend equivalents and equity based compensation	208	980
Exercise of stock options	33,151	914
Other financing activities	18,015	18,838
Net cash provided by financing activities	2,166,110	1,755,619
Net increase (decrease) in cash and cash equivalents	(22,657)	126,401
Cash and cash equivalents, beginning of period	187,517	252,749
Cash and cash equivalents, end of period	$164,860	$379,150

Supplemental disclosure of cash flow information:
Interest paid	$56,772	$46,559
Income taxes paid	$19,159	$70,755

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned	$6,091	$15,311
Disbursement of loan proceeds from escrow	$—	$52,500
Dividends declared, not paid	$22,338	$21,958
Unsettled purchases of investment securities available for sale	$25,249	$65,948
Acquisition of assets under capital lease	$—	$9,035

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	101,656,702	$1,017	$1,353,538	$651,627	$46,352	$2,052,534
Comprehensive income	—	—	—	93,094	4,782	97,876
Dividends	—	—	—	(44,658)	—	(44,658)
Equity based compensation	605,115	6	7,218	—	—	7,224
Forfeiture of unvested shares	(35,240)	—	—	—	—	—
Exercise of stock options	1,249,335	12	33,139	—	—	33,151
Tax benefits from dividend equivalents and equity based compensation	—	—	208	—	—	208
Balance at June 30, 2015	103,475,912	$1,035	$1,394,103	$700,063	$51,134	$2,146,335

Balance at December 31, 2013	101,013,014	$1,010	$1,334,945	$535,263	$57,480	$1,928,698
Comprehensive income	—	—	—	103,814	16,808	120,622
Dividends	—	—	—	(43,916)	—	(43,916)
Equity based compensation	634,180	6	7,268	—	—	7,274
Forfeiture of unvested shares	(51,220)	—	—	—	—	—
Exercise of stock options	54,883	1	913	—	—	914
Tax benefits from dividend equivalents and equity based compensation	—	—	980	—	—	980
Balance at June 30, 2014	101,650,857	$1,017	$1,344,106	$595,161	$74,288	$2,014,572

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 99 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at June 30, 2015.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected in future periods.
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
Significant estimates include the allowance for loan and lease losses ("ALLL"), the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, and the fair values of investment securities, other financial instruments and assets acquired in business combinations. Management has used information provided by third party valuation specialists to assist in the determination of the fair values of investment securities and certain assets acquired in business combinations.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2015	2014	2015	2014
Basic earnings per common share:
Numerator:
Net income	$46,637	$48,543	$93,094	$103,814
Distributed and undistributed earnings allocated to participating securities	(1,810)	(1,934)	(3,582)	(4,086)
Income allocated to common stockholders for basic earnings per common share	$44,827	$46,609	$89,512	$99,728
Denominator:
Weighted average common shares outstanding	103,444,183	101,651,265	102,841,376	101,489,190
Less average unvested stock awards	(1,174,496)	(1,205,669)	(1,094,366)	(1,092,262)
Weighted average shares for basic earnings per common share	102,269,687	100,445,596	101,747,010	100,396,928
Basic earnings per common share	$0.44	$0.46	$0.88	$0.99
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$44,827	$46,609	$89,512	$99,728
Adjustment for earnings reallocated from participating securities	5	4	10	9
Income used in calculating diluted earnings per common share	$44,832	$46,613	$89,522	$99,737
Denominator:
Weighted average shares for basic earnings per common share	102,269,687	100,445,596	101,747,010	100,396,928
Dilutive effect of stock options	863,380	141,664	763,202	143,066
Weighted average shares for diluted earnings per common share	103,133,067	100,587,260	102,510,212	100,539,994
Diluted earnings per common share	$0.43	$0.46	$0.87	$0.99
The following potentially dilutive securities were outstanding at June 30, 2015 and 2014, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unvested shares	1,202,969	1,228,067	1,202,969	1,228,067
Stock options and warrants	1,851,376	6,386,424	1,851,376	6,386,424

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$54,940	$308	$—	$55,248
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,353,079	31,391	(2,461)	1,382,009
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	100,639	708	(1)	101,346
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	135,525	2,623	—	138,148
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	679,743	50,744	(2,963)	727,524
Private label commercial mortgage-backed securities	986,538	11,850	(1,272)	997,116
Single family rental real estate-backed securities	555,445	261	(3,802)	551,904
Collateralized loan obligations	309,602	1,104	(100)	310,606
Non-mortgage asset-backed securities	81,513	3,448	—	84,961
Preferred stocks	75,895	8,587	—	84,482
State and municipal obligations	96,868	262	(435)	96,695
Small Business Administration ("SBA") securities	251,700	7,726	(66)	259,360
Other debt securities	3,783	4,518	—	8,301
	$4,685,270	$123,530	$(11,100)	$4,797,700

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$54,924	$43	$—	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,501,504	29,613	(6,401)	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	101,089	769	—	101,858
Re-Remics	179,664	3,613	(5)	183,272
Private label residential mortgage-backed securities and CMOs	350,300	54,222	(543)	403,979
Private label commercial mortgage-backed securities	1,156,166	10,254	(4,935)	1,161,485
Single family rental real estate-backed securities	446,079	468	(3,530)	443,017
Collateralized loan obligations	174,767	—	(435)	174,332
Non-mortgage asset-backed securities	96,250	3,824	(6)	100,068
Preferred stocks	96,294	9,148	—	105,442
State and municipal obligations	15,317	385	—	15,702
SBA securities	298,424	10,540	(236)	308,728
Other debt securities	3,712	4,416	—	8,128
	$4,474,490	$127,295	$(16,091)	$4,585,694

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Investment securities held to maturity at June 30, 2015 and December 31, 2014 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at June 30, 2015 and December 31, 2014. The bond matures in 2024.
At June 30, 2015, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$497,286	$511,266
Due after one year through five years	2,583,970	2,630,865
Due after five years through ten years	1,176,355	1,202,951
Due after ten years	351,764	368,136
Preferred stocks with no stated maturity	75,895	84,482
	$4,685,270	$4,797,700
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2015 was 3.6 years. The effective duration of the investment portfolio as of June 30, 2015 was 1.4 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for Federal Home Loan Bank ("FHLB") advances, public deposits, interest rate swaps and to secure borrowing capacity at the Federal Reserve Bank ("FRB") totaled $1.0 billion at June 30, 2015 and December 31, 2014.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sale of investment securities available for sale	$139,997	$—	$474,914	$119,824

Gross realized gains	$1,128	$—	$3,625	$1,280
Gross realized losses	—	—	(475)	(919)
Gain on investment securities available for sale, net	$1,128	$—	$3,150	$361

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$10,087	$(58)	$261,622	$(2,403)	$271,709	$(2,461)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	241	(1)	—	—	241	(1)
Private label residential mortgage-backed securities and CMOs	240,416	(2,434)	12,131	(529)	252,547	(2,963)
Private label commercial mortgage-backed securities	257,350	(929)	62,825	(343)	320,175	(1,272)
Single family rental real estate-backed securities	470,999	(3,802)	—	—	470,999	(3,802)
Collateralized loan obligations	49,900	(100)	—	—	49,900	(100)
State and municipal obligations	67,720	(435)	—	—	67,720	(435)
SBA securities	26,686	(66)	—	—	26,686	(66)
	$1,123,399	$(7,825)	$336,578	$(3,275)	$1,459,977	$(11,100)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$7,058	$(34)	$300,057	$(6,367)	$307,115	$(6,401)
Re-Remics	—	—	335	(5)	335	(5)
Private label residential mortgage-backed securities and CMOs	60,076	(189)	14,653	(354)	74,729	(543)
Private label commercial mortgage-backed securities	103,900	(1,150)	239,456	(3,785)	343,356	(4,935)
Single family rental real estate-backed securities	233,012	(3,530)	—	—	233,012	(3,530)
Collateralized loan obligations	49,565	(435)	—	—	49,565	(435)
Non-mortgage asset-backed securities	2,796	(6)	—	—	2,796	(6)
SBA securities	49,851	(236)	—	—	49,851	(236)
	$506,258	$(5,580)	$554,501	$(10,511)	$1,060,759	$(16,091)
The Company monitors its investment securities available for sale for other-than-temporary impairment ("OTTI") on an individual security basis. No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2015 or 2014.  The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2015, 62 securities were in unrealized loss positions. The amount of impairment related to sixteen of these securities was considered insignificant, totaling approximately $120 thousand and no further analysis with

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential mortgage-backed securities:
At June 30, 2015, eight U.S. Government agency and sponsored enterprise residential mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. The amount of impairment of each of the individual securities was 5% or less of amortized cost.  The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential mortgage-backed securities and CMOs:
At June 30, 2015, ten private label residential mortgage-backed securities were in unrealized loss positions.  The unrealized losses were primarily due to widening credit spreads and an increase in medium and long-term market rates subsequent to acquisition. These securities were assessed for OTTI using third-party developed credit and prepayment behavioral models and CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of June 30, 2015. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial mortgage-backed securities:
At June 30, 2015, ten private label commercial mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired and widening credit spreads. The amount of impairment of each of the individual securities was less than 1% of amortized cost.  These securities were assessed for OTTI using third-party developed models, incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At June 30, 2015, twelve single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads, leading to increased extension risk. The securities had been in unrealized loss positions for less than twelve months and the amount of impairment of each of the individual securities was less than 2% of amortized cost.  Management's analysis of the credit characteristics and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited duration and severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At June 30, 2015, one collateralized loan obligation was in an unrealized loss position, due to widening credit spreads. The amount of impairment was less than 1% of amortized cost. Given the limited severity of impairment and the results of independent analysis of the credit quality of loans underlying the security, the impairment was considered to be temporary.
State and municipal obligations:
At June 30, 2015, four state and municipal obligations were in unrealized loss positions. These securities had been in unrealized loss positions for less than three months and the amount of impairment of each of the individual securities was less than 3% of amortized cost. Given the limited severity and duration of impairment, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Small Business Administration securities:
At June 30, 2015, one Small Business Administration security was in an unrealized loss position. The amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.
Note 4   Loans and Allowance for Loan and Lease Losses
The Company’s loan portfolio includes loans acquired in the FSB Acquisition. Residential loans acquired in the FSB Acquisition are covered under the Single Family Shared-Loss Agreement (the “covered loans”). Loans acquired in the FSB Acquisition may be further segregated between those acquired with evidence of deterioration in credit quality since origination (“Acquired Credit Impaired” or “ACI” loans) and those acquired without evidence of deterioration in credit quality since origination (“non-ACI” loans). Loans originated or purchased by the Company subsequent to the FSB Acquisition are referred to as "New Loans."
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,736,406	$—	$785,216	$50,530	$3,572,152	25.0%
Home equity loans and lines of credit	2,198	—	8,050	81,397	91,645	0.6%
	2,738,604	—	793,266	131,927	3,663,797	25.6%
Commercial:
Multi-family	2,759,002	24,699	—	—	2,783,701	19.5%
Commercial real estate
Owner occupied	1,187,857	23,551	—	—	1,211,408	8.5%
Non-owner occupied	2,105,622	25,739	—	—	2,131,361	14.9%
Construction and land	253,208	2,008	—	—	255,216	1.8%
Commercial and industrial	2,578,351	1,165	—	—	2,579,516	18.1%
Commercial finance subsidiaries	1,632,415	—	—	—	1,632,415	11.4%
	10,516,455	77,162	—	—	10,593,617	74.2%
Consumer	32,372	12	—	—	32,384	0.2%
Total loans	13,287,431	77,174	793,266	131,927	14,289,798	100.0%
Premiums, discounts and deferred fees and costs, net	46,317	—	—	(9,122)	37,195
Loans including premiums, discounts and deferred fees and costs	13,333,748	77,174	793,266	122,805	14,326,993
Allowance for loan and lease losses	(104,815)	—	—	(2,570)	(107,385)
Loans, net	$13,228,933	$77,174	$793,266	$120,235	$14,219,608

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

	December 31, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial finance subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans including premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227
Through three subsidiaries, the Bank provides commercial and municipal equipment financing utilizing both loan and lease structures. At June 30, 2015 and December 31, 2014, the commercial finance subsidiaries portfolio included a net investment in direct financing leases of $447 million and $458 million, respectively.
During the three and six months ended June 30, 2015 and 2014, the Company purchased 1-4 single family residential loans totaling $266 million, $435 million, $200 million and $379 million, respectively.
At June 30, 2015, the Company had pledged real estate loans with UPB of approximately $7.9 billion and recorded investment of approximately $6.7 billion as security for FHLB advances.
At June 30, 2015 and December 31, 2014, the UPB of ACI loans was $2.3 billion and $2.6 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the six months ended June 30, 2015 and the year ended December 31, 2014 were as follows (in thousands):

Balance, December 31, 2013	$1,158,572
Reclassifications from non-accretable difference	185,604
Accretion	(338,864)
Balance, December 31, 2014	1,005,312
Reclassifications from non-accretable difference	45,235
Accretion	(143,766)
Balance, June 30, 2015	$906,781

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
UPB of loans sold	$62,708	$64,081	$118,121	$134,269

Cash proceeds, net of transaction costs	$50,916	$40,550	$98,611	$86,447
Recorded investment in loans sold	43,499	33,835	81,188	69,922
Net pre-tax impact on earnings, excluding gain (loss) on FDIC indemnification	$7,417	$6,715	$17,423	$16,525

Gain (loss) on sale of covered loans, net	$7,417	$(366)	$17,423	$957
Proceeds recorded in interest income	—	7,081	—	15,568
	$7,417	$6,715	$17,423	$16,525

Gain (loss) on FDIC indemnification, net	$(5,928)	$1,565	$(14,046)	$1,245

For the three and six months ended June 30, 2014, covered 1-4 single family residential loans with UPB of $13 million and $29 million were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income.
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
June 30, 2015

During the three months ended June 30, 2014, the Company made the decision to terminate its indirect auto lending activities and sold indirect auto loans with a recorded investment of $302.8 million. The total impact of this transaction on pre-tax earnings was not material.
Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015				2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$13,202	$86,446	$188	$99,836	$13,929	$52,991	$3,108	$70,028
Provision for (recovery of) loan losses:						14
ACI loans	—	—	—	—	—	14	—	14
Non-ACI loans	62	(17)	—	45	999	(116)	—	883
New loans	781	7,604	(9)	8,376	265	8,301	(2,271)	6,295
Total provision	843	7,587	(9)	8,421	1,264	8,199	(2,271)	7,192
Charge-offs:
ACI loans	—	—	—	—	—	(14)	—	(14)
Non-ACI loans	(630)	—	—	(630)	(911)	—	—	(911)
New loans	—	(884)	—	(884)	—	(631)	(547)	(1,178)
Total charge-offs	(630)	(884)	—	(1,514)	(911)	(645)	(547)	(2,103)
Recoveries:
Non-ACI loans	14	17	—	31	3	—	—	3
New loans	—	591	20	611	—	150	201	351
Total recoveries	14	608	20	642	3	150	201	354
Ending balance	$13,429	$93,757	$199	$107,385	$14,285	$60,695	$491	$75,471

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

	Six Months Ended June 30,
	2015				2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$11,325	$84,027	$190	$95,542	$15,353	$52,185	$2,187	$69,725
Provision for (recovery of) loan losses:
ACI loans	—	—	—	—	—	1,988	324	2,312
Non-ACI loans	(374)	(32)	—	(406)	(651)	32	—	(619)
New loans	3,726	13,262	(14)	16,974	715	14,334	(1,147)	13,902
Total provision	3,352	13,230	(14)	16,568	64	16,354	(823)	15,595
Charge-offs:
ACI loans	—	—	—	—	—	(4,881)	(324)	(5,205)
Non-ACI loans	(1,269)	—	—	(1,269)	(1,144)	(490)	—	(1,634)
New loans	—	(4,283)	—	(4,283)	—	(2,817)	(910)	(3,727)
Total charge-offs	(1,269)	(4,283)	—	(5,552)	(1,144)	(8,188)	(1,234)	(10,566)
Recoveries:
Non-ACI loans	21	32	—	53	12	26	—	38
New loans	—	751	23	774	—	318	361	679
Total recoveries	21	783	23	827	12	344	361	717
Ending balance	$13,429	$93,757	$199	$107,385	$14,285	$60,695	$491	$75,471
The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	June 30, 2015				December 31, 2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$13,429	$93,757	$199	$107,385	$11,325	$84,027	$190	$95,542
Ending balance: non-ACI and new loans individually evaluated for impairment	$764	$9,404	$—	$10,168	$1,083	$6,878	$—	$7,961
Ending balance: non-ACI and new loans collectively evaluated for impairment	$12,665	$84,353	$199	$97,217	$10,242	$77,149	$190	$87,581
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$2,570	$—	$—	$2,570	$4,192	$—	$—	$4,192
Ending balance: new loans	$10,859	$93,757	$199	$104,815	$7,133	$84,027	$190	$91,350
Loans:
Ending balance	$3,695,252	$10,599,453	$32,288	$14,326,993	$3,568,529	$8,819,980	$26,260	$12,414,769
Ending balance: non-ACI and new loans individually evaluated for impairment	$7,905	$57,525	$—	$65,430	$6,406	$28,978	$—	$35,384
Ending balance: non-ACI and new loans collectively evaluated for impairment	$2,894,081	$10,464,766	$32,276	$13,391,123	$2,664,944	$8,697,600	$26,246	$11,388,790
Ending balance: ACI loans	$793,266	$77,162	$12	$870,440	$897,179	$93,402	$14	$990,595

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

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
The tables below present information about new and non-ACI loans identified as impaired as of the dates indicated (in thousands):

	June 30, 2015			December 31, 2014
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
1-4 single family residential	$110	$104	$—	$—	$—	$—
Commercial real estate
Owner occupied	5,781	5,601	—	2,984	2,961	—
Non-owner occupied	—	—	—	1,326	1,326	—
Commercial and industrial	3,459	3,455	—	4,830	4,826	—
Commercial finance subsidiaries	8,937	8,635	—	1,790	1,790	—
With a specific allowance recorded:
Commercial and industrial	26,317	26,317	4,571	11,152	11,157	4,054
Commercial finance subsidiaries	13,031	12,984	4,833	6,896	6,896	2,824
Total:
Residential	$110	$104	$—	$—	$—	$—
Commercial	57,525	56,992	9,404	28,978	28,956	6,878
	$57,635	$57,096	$9,404	$28,978	$28,956	$6,878
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$422	$499	$—	$358	$426	$—
Home equity loans and lines of credit	1,621	1,648	—	1,621	1,647	—
With a specific allowance recorded:
1-4 single family residential	3,084	3,646	560	3,493	4,158	945
Home equity loans and lines of credit	2,668	2,713	204	934	949	138
Total:
Residential	$7,795	$8,506	$764	$6,406	$7,180	$1,083
Commercial	—	—	—	—	—	—
	$7,795	$8,506	$764	$6,406	$7,180	$1,083
One non-owner occupied commercial real estate ACI loan with a carrying value of $506 thousand was impaired as of June 30, 2015. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

 The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015			2014
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$110	$3,681	$—	$—	$3,695	$—
Home equity loans and lines of credit	—	4,032	—	—	2,515	—
	110	7,713	—	—	6,210	—
Commercial:
Commercial real estate
Owner occupied	4,764	—	—	3,485	—	—
Non-owner occupied	649	—	508	1,400	—	—
Commercial and industrial	22,414	—	—	12,222	—	—
Commercial finance subsidiaries	20,272	—	—	1,179	—	—
	48,099	—	508	18,286	—	—
	$48,209	$7,713	$508	$18,286	$6,210	$—

	Six Months Ended June 30,
	2015			2014
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$73	$3,738	$—	$—	$3,707	$—
Home equity loans and lines of credit	—	3,539	—	—	2,320	—
	73	7,277	—	—	6,027	—
Commercial:
Multi-family	—	—	—	—	—	1,159
Commercial real estate
Owner occupied	4,171	—	—	2,907	—	881
Non-owner occupied	874	—	338	1,414	—	10,940
Construction and land	—	—	—	—	—	751
Commercial and industrial	20,270	—	—	13,497	665	1,311
Commercial finance subsidiaries	16,410	—	—	1,234	—	—
	41,725	—	338	19,052	665	15,042
	$41,798	$7,277	$338	$19,052	$6,692	$15,042

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of the dates indicated (in thousands):

	June 30, 2015		December 31, 2014
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$48	$889	$49	$604
Home equity loans and lines of credit	—	2,299	—	3,808
	48	3,188	49	4,412
Commercial:
Commercial real estate
Owner occupied	7,077	—	3,362	—
Non-owner occupied	—	—	1,326	—
Construction and land	—	—	209	—
Commercial and industrial	30,239	—	13,666	—
Commercial finance subsidiaries	22,424	—	9,226	—
	59,740	—	27,789	—
Consumer	9	—	173	—
	$59,797	$3,188	$28,011	$4,412
There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at June 30, 2015 or December 31, 2014. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	June 30, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$78,553	$95,178	$137,282	$649,382	$960,395
60% - 70%	66,897	69,377	102,870	470,858	710,002
70% - 80%	53,843	98,624	185,232	722,723	1,060,422
More than 80%	27,704	3,767	3,332	11,361	46,164
	$226,997	$266,946	$428,716	$1,854,324	$2,776,983

	December 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$64,590	$79,518	$128,115	$596,843	$869,066
60% - 70%	55,075	63,642	102,054	424,487	645,258
70% - 80%	43,316	98,052	170,305	650,165	961,838
More than 80%	28,218	3,261	3,450	11,747	46,676
	$191,199	$244,473	$403,924	$1,683,242	$2,522,838

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Commercial credit exposure, based on internal risk rating:

	June 30, 2015
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$2,763,337	$1,161,912	$2,103,703	$252,706	$2,517,378	$1,607,120	$10,406,156
Special mention	—	4,117	—	—	5,606	8,279	18,002
Substandard	405	19,920	—	189	46,258	17,510	84,282
Doubtful	—	191	—	—	5,261	8,399	13,851
	$2,763,742	$1,186,140	$2,103,703	$252,895	$2,574,503	$1,641,308	$10,522,291
ACI loans:
Pass	$22,620	$23,551	$25,100	$2,008	$1,127	$—	$74,406
Special mention	—	—	506	—	—	—	506
Substandard	2,079	—	133	—	38	—	2,250
Doubtful	—	—	—	—	—	—	—
	$24,699	$23,551	$25,739	$2,008	$1,165	$—	$77,162

	December 31, 2014
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$1,930,324	$995,062	$1,750,753	$166,929	$2,364,792	$1,441,670	$8,649,530
Special mention	—	8,303	—	—	9,165	7,155	24,623
Substandard	408	6,426	1,326	209	21,501	11,044	40,914
Doubtful	—	—	—	—	5,121	6,390	11,511
	$1,930,732	$1,009,791	$1,752,079	$167,138	$2,400,579	$1,466,259	$8,726,578
ACI loans:
Pass	$22,762	$34,440	$30,101	$2,007	$1,156	$—	$90,466
Special mention	—	—	509	—	—	—	509
Substandard	2,202	—	152	—	67	—	2,421
Doubtful	—	—	—	—	6	—	6
	$24,964	$34,440	$30,762	$2,007	$1,229	$—	$93,402

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2015					December 31, 2014
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due or in Foreclosure	Total
New loans:
1-4 single family residential	$2,776,030	$905	$—	$48	$2,776,983	$2,518,357	$4,432	$—	$49	$2,522,838
Home equity loans and lines of credit	2,198	—	—	—	2,198	1,827	—	—	—	1,827
Multi-family	2,762,580	1,162	—	—	2,763,742	1,929,546	1,186	—	—	1,930,732
Commercial real estate
Owner occupied	1,182,402	—	—	3,738	1,186,140	1,008,576	836	—	379	1,009,791
Non-owner occupied	2,103,703	—	—	—	2,103,703	1,752,079	—	—	—	1,752,079
Construction and land	252,895	—	—	—	252,895	167,138	—	—	—	167,138
Commercial and industrial	2,569,046	470	1,140	3,847	2,574,503	2,396,549	1,696	327	2,007	2,400,579
Commercial finance subsidiaries	1,624,268	—	2,507	14,533	1,641,308	1,458,890	5,208	246	1,915	1,466,259
Consumer	32,276	—	—	—	32,276	26,116	2	10	118	26,246
	$13,305,398	$2,537	$3,647	$22,166	$13,333,748	$11,259,078	$13,360	$583	$4,468	$11,277,489
Non-ACI loans:
1-4 single family residential	$41,177	$685	$326	$563	$42,751	$45,959	$602	$563	$41	$47,165
Home equity loans and lines of credit	73,230	4,027	542	2,255	80,054	93,427	1,739	546	3,808	99,520
	$114,407	$4,712	$868	$2,818	$122,805	$139,386	$2,341	$1,109	$3,849	$146,685
ACI loans:
1-4 single family residential	$742,835	$17,237	$2,466	$22,678	$785,216	$829,412	$18,463	$4,689	$21,958	$874,522
Home equity loans and lines of credit	7,244	266	43	497	8,050	20,474	558	125	1,500	22,657
Multi-family	24,699	—	—	—	24,699	24,964	—	—	—	24,964
Commercial real estate
Owner occupied	23,551	—	—	—	23,551	34,440	—	—	—	34,440
Non-owner occupied	25,739	—	—	—	25,739	30,746	9	—	7	30,762
Construction and land	2,008	—	—	—	2,008	2,007	—	—	—	2,007
Commercial and industrial	1,164	—	1	—	1,165	1,196	3	—	30	1,229
Consumer	12	—	—	—	12	14	—	—	—	14
	$827,252	$17,503	$2,510	$23,175	$870,440	$943,253	$19,033	$4,814	$23,495	$990,595
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $23 million at June 30, 2015 and December 31, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other real estate owned" in the accompanying consolidated balance sheets totaled $9 million and $14 million at June 30, 2015 and December 31, 2014, respectively. The recorded investment in residential mortgage loans in the process of foreclosure totaled $16 million at June 30, 2015 and December 31, 2014.
Troubled debt restructurings:
Modifications during the three and six months ended June 30, 2015 and 2014 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. Because of the immateriality of the number and dollar amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at June 30, 2015 and 2014 or for the three and six month periods then ended.
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
In addition, recoveries of previously indemnified losses on commercial loans and gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the consolidated balance sheet at June 30, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans (1)	$(27)	$22	$(5)	$(897)	$1,031	$134
Income from resolution of covered assets, net	13,743	(10,909)	2,834	12,170	(8,907)	3,263
Gain (loss) on sale of covered loans	7,417	(5,928)	1,489	(366)	1,565	1,199
Loss on covered OREO	(222)	44	(178)	(218)	415	197
	$20,911	$(16,771)	$4,140	$10,689	$(5,896)	$4,793

	Six Months Ended June 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$473	$(380)	$93	$(1,693)	$1,624	$(69)
Income from resolution of covered assets, net	28,897	(23,031)	5,866	25,231	(19,397)	5,834
Gain on sale of covered loans	17,423	(14,046)	3,377	18,928	(3,284)	15,644
Gain (loss) on covered OREO	(693)	421	(272)	2,589	(1,743)	846
	$46,100	$(37,036)	$9,064	$45,055	$(22,800)	$22,255

(1)
Transaction income for the three and six months ended June 30, 2015 includes a recovery of $18 thousand and $67 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statement of income.

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the six months ended June 30, 2015 and the year ended December 31, 2014, were as follows (in thousands):

Balance at December 31, 2013	$1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(48,465)
Reduction for claims filed	(29,079)
Net loss on FDIC indemnification	(37,036)
Balance at June 30, 2015	$859,755
The balance at June 30, 2015 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$859,972
Other liabilities	(217)
$859,755
Note 6    Income Taxes
The Company’s effective income tax rate of 33.5% and 34.1% for the three and six months ended June 30, 2015, respectively, differed from the statutory federal income tax rate of 35.0% primarily due to the impact of tax-exempt income and state tax law changes enacted in the second quarter of 2015, offset in part by the impact of state income taxes. For the three and six months ended June 30, 2014, the effective income tax rate of 33.1% and 34.4%, respectively, differed from the statutory federal income tax rate primarily due to the impact of tax-exempt income, reductions in liabilities for uncertain state tax positions and state tax law changes enacted in the first quarter of 2014, offset in part by the impact of state income taxes.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the six months ended June 30, 2015 and 2014 was not material.
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
June 30, 2015

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
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2015
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	0.4	$225,000	Other liabilities	$—	$(5,749)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	2.3	1,505,000	Other assets / Other liabilities	2,460	(17,622)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	12.0	300,000	Other assets / Other liabilities	174	(13,916)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.35%	Indexed to 1-month Libor	5.8	569,006	Other assets / Other liabilities	21	(25,408)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.35%	5.8	569,006	Other assets / Other liabilities	25,408	(21)
Interest rate caps purchased, indexed to 1-month Libor			2.94%	2.4	104,188	Other assets	211	—
Interest rate caps sold, indexed to 1-month Libor		2.94%		2.4	104,188	Other liabilities	—	(211)
					$3,376,388		$28,274	$(62,927)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

	December 31, 2014
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	0.8	$225,000	Other liabilities	$—	$(5,741)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	2.8	1,505,000	Other assets / Other liabilities	4,083	(19,639)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	12.5	300,000	Other liabilities	—	(18,115)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.34%	Indexed to 1-month Libor	6.3	537,368	Other assets / Other liabilities	60	(25,622)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.34%	6.3	537,368	Other assets / Other liabilities	25,622	(60)
					$3,104,736		$29,765	$(69,177)
The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(6,531)	$(6,658)	$(13,074)	$(13,207)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$—	$—
During the six months ended June 30, 2015 and 2014, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2015, the amount expected to be reclassified from AOCI into income during the next twelve months was $18.5 million.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

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

	June 30, 2015
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$2,866	$—	$2,866	$(2,866)	$—	$—
Derivative liabilities	(62,696)	—	(62,696)	2,866	58,509	(1,321)
	$(59,830)	$—	$(59,830)	$—	$58,509	$(1,321)

	December 31, 2014
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$4,143	$—	$4,143	$(4,143)	$—	$—
Derivative liabilities	(69,117)	—	(69,117)	4,143	64,974	—
	$(64,974)	$—	$(64,974)	$—	$64,974	$—
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At June 30, 2015, the Company has pledged investment securities available for sale with a carrying amount of $47 million and cash on deposit of $30 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 75 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $3 million at June 30, 2015 and December 31, 2014. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $1 million at June 30, 2015 and December 31, 2014, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at June 30, 2015 and December 31, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(18,774)	$7,632	$(11,142)	$13,052	$(5,030)	$8,022
Amounts reclassified to gain on investment securities available for sale, net	(1,128)	445	(683)	—	—	—
Net change in unrealized gains on investment securities available for sale	(19,902)	8,077	(11,825)	13,052	(5,030)	8,022
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	15,136	(5,496)	9,640	(12,924)	4,985	(7,939)
Amounts reclassified to interest expense on deposits	1,433	(579)	854	1,412	(545)	867
Amounts reclassified to interest expense on borrowings	5,098	(2,061)	3,037	5,246	(2,024)	3,222
Net change in unrealized losses on derivative instruments	21,667	(8,136)	13,531	(6,266)	2,416	(3,850)
Other comprehensive income	$1,765	$(59)	$1,706	$6,786	$(2,614)	$4,172

	Six Months Ended June 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$4,375	$(2,530)	$1,845	$34,887	$(13,454)	$21,433
Amounts reclassified to gain on investment securities available for sale, net	(3,150)	1,244	(1,906)	(361)	139	(222)
Net change in unrealized gains on investment securities available for sale	1,225	(1,286)	(61)	34,526	(13,315)	21,211
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(5,551)	2,484	(3,067)	(20,374)	7,859	(12,515)
Amounts reclassified to interest expense on deposits	2,853	(1,127)	1,726	2,807	(1,083)	1,724
Amounts reclassified to interest expense on borrowings	10,221	(4,037)	6,184	10,400	(4,012)	6,388
Net change in unrealized losses on derivative instruments	7,523	(2,680)	4,843	(7,167)	2,764	(4,403)
Other comprehensive income	$8,748	$(3,966)	$4,782	$27,359	$(10,551)	$16,808

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive income (loss)	(61)	4,843	4,782
Balance at June 30, 2015	$68,261	$(17,127)	$51,134

Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive income (loss)	21,211	(4,403)	16,808
Balance at June 30, 2014	$89,964	$(15,676)	$74,288

Note 9    Equity Based Compensation
During the six months ended June 30, 2015, the Company granted 605,115 unvested share awards under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the “2010 Plan”). All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $31.35 to $34.06 for a weighted average grant date fair value of $31.62 and an aggregate fair value of $19.1 million. The total unrecognized compensation cost of $26.3 million for all unvested share awards outstanding at June 30, 2015 will be recognized over a weighted average remaining period of 2.1 years.
During the six months ended June 30, 2014, the Company granted 634,180 unvested share awards under the 2010 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $31.44 to $34.04 for a weighted average grant date fair value of $31.85 and an aggregate fair value of $20.2 million.
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
June 30, 2015

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
Servicing rights—Servicing rights for SBA loans are valued using a discounted cash flow methodology incorporating contractually specified servicing fees and market based assumptions about prepayments, default rates and costs of servicing. Prepayment and default assumptions are based on historical industry data for loans with similar characteristics. Assumptions about costs of servicing are based on market convention. Discount rates are based on rates of return implied by observed trades in the secondary market. The significant inputs to the valuation model are based on observable market data, therefore, these fair value measurements are classified within level 2 of the fair value hierarchy.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

 The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$55,248	$—	$—	$55,248
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,382,009	—	1,382,009
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	101,346	—	101,346
Re-Remics	—	138,148	—	138,148
Private label residential mortgage-backed securities and CMOs	—	571,617	155,907	727,524
Private label commercial mortgage-backed securities	—	997,116	—	997,116
Single family rental real estate-backed securities	—	551,904	—	551,904
Collateralized loan obligations	—	310,606	—	310,606
Non-mortgage asset-backed securities	—	84,961	—	84,961
Preferred stocks	83,857	625	—	84,482
State and municipal obligations	—	96,695	—	96,695
SBA securities	—	259,360	—	259,360
Other debt securities	—	3,508	4,793	8,301
Servicing rights	—	11,090	—	11,090
Derivative assets		28,274	3	28,277
Total assets at fair value	$139,105	$4,537,259	$160,703	$4,837,067
Derivative liabilities	$—	$62,927	$14	$62,941
Total liabilities at fair value	$—	$62,927	$14	$62,941

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$54,967	$—	$—	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,524,716	—	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	101,858	—	101,858
Re-Remics	—	183,272	—	183,272
Private label residential mortgage-backed securities and CMOs	—	235,902	168,077	403,979
Private label commercial mortgage-backed securities	—	1,161,485	—	1,161,485
Single family rental real estate-backed securities	—	443,017	—	443,017
Collateralized loan obligations	—	174,332	—	174,332
Non-mortgage asset-backed securities	—	100,068	—	100,068
Preferred stocks	104,754	688	—	105,442
State and municipal obligations	—	15,702	—	15,702
SBA securities	—	308,728	—	308,728
Other debt securities	—	3,210	4,918	8,128
Derivative assets	—	29,765	49	29,814
Total assets at fair value	$159,721	$4,282,743	$173,044	$4,615,508
Derivative liabilities	$—	$69,177	$1	$69,178
Total liabilities at fair value	$—	$69,177	$1	$69,178
There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2015 and 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015			2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets (Liabilities), Net	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets, Net
Balance at beginning of period	$162,984	$4,700	$115	$186,919	$4,632	$51
Gains (losses) for the period included in:
Net income	—	—	(126)	—	—	(4)
Other comprehensive income	(1,714)	82	—	(2,017)	62	—
Discount accretion	894	43	—	2,293	16	—
Purchases or additions	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(6,257)	(32)	—	(6,274)	—	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$155,907	$4,793	$(11)	$180,921	$4,710	$47

	Six Months Ended June 30,
	2015			2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets (Liabilities), Net	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets, Net
Balance at beginning of period	$168,077	$4,918	$48	$199,408	$4,601	$32
Gains (losses) for the period included in:
Net income	—	—	(59)	—	—	15
Other comprehensive income	(2,824)	(150)	—	(1,225)	55	—
Discount accretion	2,603	72	—	4,176	117	—
Purchases or additions	—	—	—	—	—	—
Sales	—	—	—	(7,787)	—	—
Settlements	(11,949)	(47)	—	(13,651)	(63)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$155,907	$4,793	$(11)	$180,921	$4,710	$47

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2015 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities and CMOs with a fair value of $156 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential mortgage-backed securities consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at June 30,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

2015 were 16.1%, 10.7% and 1.7% for investment grade, non-investment grade and option-arm securities, respectively. There were $30 million of option-arm securities with a subordination level of zero at June 30, 2015.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential mortgage-backed securities and CMOs falling within level 3 of the fair value hierarchy as of June 30, 2015 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2015
Investment grade	$79,585	Discounted cash flow	Voluntary prepayment rate	3.59% - 10.40% (8.33%)
			Probability of default	0.02% - 8.35% (2.30%)
			Loss severity	0.00% - 27.74% (2.42%)

Non-investment grade	$44,331	Discounted cash flow	Voluntary prepayment rate	4.46% - 11.99% (7.50%)
			Probability of default	0.02% - 13.65% (2.67%)
			Loss severity	0.00% - 50.49% (1.72%)

Option-arm (non-investment grade)	$31,991	Discounted cash flow	Voluntary prepayment rate	2.75% - 2.97% (2.81%)
			Probability of default	3.64% - 4.41% (4.22%)
			Loss severity	11.50% - 32.25% (16.70%)
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
Residential mortgage servicing rights - Fair value is estimated using a discounted cash flow technique that incorporates market‑based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults. No adjustments to fair value were recognized during the six months ended June 30, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

 The following tables present assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	June 30, 2015				Gains (Losses) from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
OREO	$—	$—	$6,027	$6,027	173	$(392)
Impaired loans	$—	$—	$31,676	$31,676	(2,111)	$(9,390)
Residential mortgage servicing rights	$—	$5,355	$—	$5,355	165	$—

	June 30, 2014				Gains (Losses) from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
OREO	$—	$—	$21,015	$21,015	$(860)	$(796)
Impaired loans	$—	$—	$5,895	$5,895	$770	$1,070
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$164,860	$164,860	$187,517	$187,517
Investment securities available for sale	1/2/3	4,797,700	4,797,700	4,585,694	4,585,694
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	203,070	203,070	191,674	191,674
Loans held for sale	2	61,212	64,189	1,399	1,445
Loans:
Covered	3	913,501	1,611,983	1,039,672	1,763,132
Non-covered	3	13,306,107	13,454,351	11,279,555	11,443,408
FDIC Indemnification asset	3	859,972	511,413	974,704	595,847
Accrued interest receivable	2	42,495	42,495	32,636	32,636
Derivative assets	2/3	28,277	28,277	29,814	29,814
Liabilities:
Demand, savings and money market deposits	2	$10,912,306	$10,912,306	$9,509,830	$9,509,830
Time deposits	2	4,334,385	4,351,636	4,001,925	4,017,476
FHLB advances and other borrowings	2	3,743,697	3,746,932	3,318,559	3,320,338
Accrued interest payable	2	2,839	2,839	1,997	1,997
Derivative liabilities	2/3	62,941	62,941	69,178	69,178
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Investment securities held to maturity
Investment securities held to maturity includes one bond issued by the State of Israel, with fair value obtained from a third party pricing service.
Non-marketable equity securities
Non-marketable equity securities include FHLB and FRB stock. There is no market for these securities, which can be liquidated only by redemption by the issuer. These securities are carried at par, which has historically represented the redemption price and is therefore considered to approximate fair value. Non-marketable equity securities are evaluated quarterly for potential impairment.
Loans held for sale
The fair value of conforming residential mortgage loans originated and held for sale is based on pricing currently available to the Company in the secondary market.
The fair value of the portion of small business loans guaranteed by U.S. government agencies being held for sale is estimated using pricing on recent sales of similar loans by the Company in active markets.
ACI and non-ACI loans
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
New loans
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
FDIC indemnification asset
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
Deposits
The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow technique based on rates currently offered for deposits of similar remaining maturities.
Federal Home Loan Bank advances
Fair value is estimated by discounting contractual future cash flows using the current rate at which borrowings with similar terms and remaining maturities could be obtained by the Company.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

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
Commitments to fund loans
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
Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers. Some of these commitments may mature without being fully funded.
Commercial and standby letters of credit
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support trade transactions or guarantee arrangements. Fees collected on standby letters of credit represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Total lending related commitments outstanding at June 30, 2015 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$465,900	$465,900
Commitments to purchase loans	—	78,827	78,827
Unfunded commitments under lines of credit	20,953	1,361,432	1,382,385
Commercial and standby letters of credit	—	56,051	56,051
	$20,953	$1,962,210	$1,983,163
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2015

Note 12    Acquisition Activity
On May 1, 2015, BankUnited completed the acquisition of the Small Business Finance Unit ("SBF") of CertusHoldings, Inc. in an asset purchase transaction for a cash purchase price of $278 million. SBF's primary business activity is to originate loans under programs administered by the SBA and to a lesser extent, the USDA. The SBF acquisition will allow BankUnited to expand its current small business lending platform on a national basis.
BankUnited acquired the SBF loan portfolio, as well as substantially all of SBF's operating assets, and assumed certain of its operating liabilities. The acquisition of SBF was determined to be a business combination and was accounted for using the acquisition method of accounting; accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. The results of operations of SBF have been included in the Company's consolidated financial statements from the date of acquisition, and are not material.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed (in thousands):

Assets:
Loans held for investment	$173,809
Loans held for sale	82,143
Servicing rights	10,418
Other assets	4,397
Total assets	270,767
Total liabilities	3,620
Estimated fair value of net assets acquired	267,147
Consideration issued	277,553
Excess of consideration issued over fair value of net assets acquired	$10,406
Goodwill of $10.4 million was primarily attributable to the assembled workforce and market share and is expected to be deductible for income tax purposes.
Valuation methodologies used to estimate the fair values of significant assets acquired are summarized as follows:

•
Loans were valued using a discounted cash flow technique incorporating market based prepayment, probability of default, loss severity given default, recovery lag and appropriately risk adjusted discount rate assumptions.

•
Servicing rights were valued using a discounted cash flow methodology incorporating contractually specified servicing fees, prepayment factors and default rates based primarily on historical industry data, market convention assumptions about the cost of servicing and discount rates commensurate with observed secondary market activity.

The UPB of acquired loans was $249 million, of which approximately $13 million was not expected to be collected based on probability of default and loss severity given default assumptions applied in estimating fair value.
Pro-forma financial information is not required to be presented due to the immateriality of this transaction to the Company's consolidated financial position and results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2015 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014  (the "2014 Annual Report on Form 10-K”).
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
Performance highlights include:

•
We closed the acquisition of SBF on May 1, 2015 for a cash purchase price of $278 million. SBF's primary business activity is to originate loans under programs administered by the SBA and to a lesser extent, the USDA. The SBF acquisition will allow BankUnited to expand its current small business lending platform on a national basis. See Note 12 to the consolidated financial statements for further discussion of the SBF acquisition.

•
Net income for the quarter ended June 30, 2015 was $46.6 million or $0.43 per diluted share as compared to $48.5 million or $0.46 per diluted share, for the quarter ended June 30, 2014. For the six months ended June 30, 2015, net income was $93.1 million or $0.87 per diluted share compared to $103.8 million or $0.99 per diluted share for the six months ended June 30, 2014. Earnings for for the six months ended June 30, 2015 generated a return on average stockholders' equity of 8.86% and a return on average assets of 0.93%.

•
New loans and leases, including equipment under operating lease, grew by $1.2 billion during the second quarter of 2015, including $174 million of loans that were part of the SBF acquisition. For the six months ended June 30, 2015, new loans and leases increased by $2.2 billion.

•	Total deposits increased by $985 million for the quarter ended June 30, 2015 to $15.2 billion. Deposits in New York grew by $833 million to $3.0 billion.

•
Net interest income increased by $15.1 million to $181.0 million for the quarter ended June 30, 2015 from $165.9 million for the quarter ended June 30, 2014. Interest income increased by $20.9 million primarily as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the yield on loans. Interest expense increased by $5.8 million due primarily to an increase in average interest bearing liabilities.

•
The net interest margin, calculated on a tax-equivalent basis, was 3.95% for the quarter ended June 30, 2015 compared to 4.67% for the quarter ended June 30, 2014 and 4.02% for the immediately preceding quarter ended March 31, 2015. The net interest margin, calculated on a tax-equivalent basis, was 3.99% for the six months ended June 30, 2015 compared to 4.85% for the six months ended June 30, 2014. The net interest margin continues to be impacted by the origination of new loans at current market yields lower than those on loans acquired in the FSB Acquisition.

•
Asset quality remained strong, with a ratio of non-performing, non-covered assets to total assets of 0.29% and a ratio of non-performing, non-covered loans to total non-covered loans of 0.46% at June 30, 2015. The ratio of non-performing assets to total assets was 0.36% and the ratio of non-performing loans to total loans was 0.48% at June 30, 2015.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 9.9%, a Common Equity Tier 1 ("CET1") risk-based capital ratio of 13.7%, a Tier 1 risk-based capital ratio of 13.7% and a Total risk-based capital ratio of 14.5% at June 30, 2015.

•	Book value and tangible book value per common share grew to $20.74 and $19.98, respectively, at June 30, 2015.
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
Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 6.1% and 8.0%, of total loans, including premiums, discounts and deferred fees and costs, at June 30, 2015 and December 31, 2014, respectively. As this trend continues, we expect our net interest margin and interest rate spread to continue to decrease, although at a declining rate.
Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was insignificant at June 30, 2015.
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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$13,765,655	$187,730	5.46%	$10,292,794	$166,679	6.48%
Investment securities (3)	4,573,148	27,118	2.37%	3,710,042	26,407	2.85%
Other interest earning assets	452,272	2,340	2.07%	485,044	1,808	1.49%
Total interest earning assets	18,791,075	217,188	4.63%	14,487,880	194,894	5.39%
Allowance for loan and lease losses	(104,402)			(72,586)
Non-interest earning assets	1,948,382			1,917,988
Total assets	$20,635,055			$16,333,282
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,121,215	1,290	0.46%	$715,340	747	0.42%
Savings and money market deposits	6,602,690	8,927	0.54%	4,917,009	6,007	0.49%
Time deposits	4,190,187	11,638	1.11%	3,642,130	10,713	1.18%
Total interest bearing deposits	11,914,092	21,855	0.74%	9,274,479	17,467	0.76%
FHLB advances and other borrowings	3,610,942	9,801	1.09%	2,586,878	8,388	1.30%
Total interest bearing liabilities	15,525,034	31,656	0.82%	11,861,357	25,855	0.87%
Non-interest bearing demand deposits	2,675,306			2,222,894
Other non-interest bearing liabilities	285,760			241,154
Total liabilities	18,486,100			14,325,405
Stockholders' equity	2,148,955			2,007,877
Total liabilities and stockholders' equity	$20,635,055			$16,333,282
Net interest income		$185,532			$169,039
Interest rate spread			3.81%			4.52%
Net interest margin			3.95%			4.67%

(1)	On a tax-equivalent basis where applicable

(2)	Annualized

(3)	At fair value except for securities held to maturity

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$13,232,955	$362,633	5.50%	$9,892,430	$332,805	6.75%
Investment securities (3)	4,529,279	56,115	2.48%	3,666,457	51,859	2.83%
Other interest earning assets	469,989	4,623	1.98%	421,642	3,761	1.80%
Total interest earning assets	18,232,223	423,371	4.66%	13,980,529	388,425	5.57%
Allowance for loan and lease losses	(101,149)			(72,576)
Non-interest earning assets	1,955,576			1,951,276
Total assets	$20,086,650			$15,859,229
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,016,051	2,333	0.46%	$701,248	1,455	0.42%
Savings and money market deposits	6,360,315	16,687	0.53%	4,786,799	11,383	0.48%
Time deposits	4,116,330	22,839	1.12%	3,495,546	20,724	1.20%
Total interest bearing deposits	11,492,696	41,859	0.73%	8,983,593	33,562	0.75%
FHLB advances and other borrowings	3,491,534	18,952	1.09%	2,506,938	16,391	1.32%
Total interest bearing liabilities	14,984,230	60,811	0.82%	11,490,531	49,953	0.88%
Non-interest bearing demand deposits	2,708,808			2,181,384
Other non-interest bearing liabilities	274,845			200,856
Total liabilities	17,967,883			13,872,771
Stockholders' equity	2,118,767			1,986,458
Total liabilities and stockholders' equity	$20,086,650			$15,859,229
Net interest income		$362,560			$338,472
Interest rate spread			3.84%			4.69%
Net interest margin			3.99%			4.85%

(1)	On a tax-equivalent basis where applicable

(2)	Annualized

(3)	At fair value except for securities held to maturity

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Net interest income, calculated on a tax-equivalent basis, was $185.5 million for the three months ended June 30, 2015 compared to $169.0 million for the three months ended June 30, 2014, an increase of $16.5 million. The increase in net interest income was comprised of an increase in interest income of $22.3 million, offset by an increase in interest expense of $5.8 million.
The increase in tax-equivalent interest income resulted primarily from a $21.1 million increase in interest income from loans.
Increased interest income from loans was attributable to a $3.5 billion increase in the average balance outstanding partially offset by a 1.02% decrease in the tax-equivalent yield to 5.46% for the three months ended June 30, 2015 from 6.48% for the three months ended June 30, 2014. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended June 30, 2015 than for the comparable period in 2014. New loans represented 92.5% of the average balance of loans outstanding for the three months ended June 30, 2015 as compared to 87.3% for the three months ended June 30, 2014. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•	The tax-equivalent yield on new loans declined to 3.52% for the three months ended June 30, 2015 from 3.55% for the three months ended June 30, 2014.

•
Interest income on loans acquired in the FSB Acquisition totaled $75.7 million and $86.8 million for the three months ended June 30, 2015 and 2014, respectively. The tax-equivalent yield on those loans increased to 29.31% for the three months ended June 30, 2015 from 26.62% for the three months ended June 30, 2014. The increase in the yield on loans acquired in the FSB Acquisition resulted from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield for ACI loans, offset in part by decreases in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero. Interest income on loans included $7.1 million in proceeds from sales of loans from the zero carrying value pool for the three months ended June 30, 2014. No loans were sold from the zero carrying value pool in the three months ended June 30, 2015,

The average balance of investment securities increased by $863 million for the three months ended June 30, 2015 from the comparable period in 2014 while the tax-equivalent yield declined to 2.37% for three months ended June 30, 2015 from 2.85% for three months ended June 30, 2014. The decline in tax-equivalent yield reflects the impact of the addition of new, relatively short duration investments at current market yields while securities purchased in a higher interest rate environment continue to amortize, as well as adjustments resulting from changes in prepayment speeds for certain securities.
The components of the increase in interest expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 were a $4.4 million increase in interest expense on deposits and a $1.4 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.6 billion in average interest bearing deposits.
The increase in interest expense on FHLB advances and other borrowings was driven by an increase in the average balance of $1.0 billion, offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and fair value accretion, declined by 0.21% to 1.09% for the three months ended June 30, 2015 from 1.30% for the three months ended June 30, 2014. This decline reflected the impact of the maturity of higher rate advances and the addition of new advances at lower market interest rates.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended June 30, 2015 was 3.95% as compared to 4.67% for the three months ended June 30, 2014. The interest rate spread decreased to 3.81% for the three months ended June 30, 2015 from 4.52% for the three months ended June 30, 2014. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and borrowings, as discussed above. We expect the net interest margin and interest rate spread to continue to decline as the composition of the loan portfolio shifts away from higher yielding loans acquired in the FSB Acquisition into new loans originated at lower current market rates of interest.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Net interest income, calculated on a tax-equivalent basis, was $362.6 million for the six months ended June 30, 2015 compared to $338.5 million for the six months ended June 30, 2014, an increase of $24.1 million. The increase in net interest income was comprised of an increase in interest income of $34.9 million, offset by an increase in interest expense of $10.9 million.
The increase in tax-equivalent interest income resulted primarily from a $29.8 million increase in interest income from loans and a $4.3 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.3 billion increase in the average balance outstanding partially offset by a 1.25% decrease in the tax-equivalent yield to 5.50% for the six months ended June 30, 2015 from 6.75% for the six months ended June 30, 2014. Offsetting factors contributing to the overall decline in the yield on loans were generally the same as indicated for the three month periods above.
New loans represented 91.9% of the average balance of loans outstanding for the six months ended June 30, 2015 as compared to 86.1% for the six months ended June 30, 2014. The tax-equivalent yield on new loans declined to 3.50% for the six months ended June 30, 2015 from 3.57% for the six months ended June 30, 2014.
Interest income on loans acquired in the FSB Acquisition totaled $148.5 million and $181.1 million for the six months ended June 30, 2015 and 2014, respectively. The tax-equivalent yield on those loans increased to 27.74% for the six months ended June 30, 2015 from 26.33% for the six months ended June 30, 2014. Interest income on loans included $15.6 million in proceeds from sales of loans from the zero carrying value pool for the six months ended June 30, 2014. No loans were sold from the zero carrying value pool in the six months ended June 30, 2015.

The average balance of investment securities increased by $863 million for the six months ended June 30, 2015 from the six months ended June 30, 2014 while the tax-equivalent yield declined to 2.48% for the six months ended June 30, 2015 from 2.83% for six months ended June 30, 2014.
The components of the increase in interest expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 were an $8.3 million increase in interest expense on deposits and a $2.6 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.5 billion in average interest bearing deposits.
The increase in interest expense on FHLB advances and other borrowings was driven by an increase in the average balance of $985 million, offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances and other borrowings, inclusive of the impact of cash flow hedges and fair value accretion, declined by 0.23% to 1.09% for the six months ended June 30, 2015 from 1.32% for the six months ended June 30, 2014.
The net interest margin, calculated on a tax-equivalent basis, for the six months ended June 30, 2015 was 3.99% as compared to 4.85% for the six months ended June 30, 2014. The interest rate spread decreased to 3.84% for the six months ended June 30, 2015 from 4.69% for the six months ended June 30, 2014. The declines in net interest margin and interest rate spread resulted primarily from the same factors as for the three months periods discussed above.
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
For the three months ended June 30, 2015 and 2014, we recorded provisions for loan losses of $8.4 million and $6.3 million, respectively, related to new loans. For the six months ended June 30, 2015 and 2014, we recorded provisions for loan losses of $17.0 million and $13.9 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
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
As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on non-interest income. For the three months ended June 30, 2015 and 2014, we recorded provisions for losses on covered loans of $45 thousand and $0.9 million, respectively. For the six months ended June 30, 2015 and 2014, we recorded (recoveries of) provisions for losses on covered loans of $(0.4) million and $1.7 million, respectively.
Non-Interest Income
The Company reported non-interest income of $21.1 million and $20.5 million for the three months ended June 30, 2015 and 2014, respectively. Non-interest income was $41.8 million and $50.7 million for the six months ended June 30, 2015 and 2014, respectively. A significant portion of our non-interest income relates to the covered assets, including the resolution of assets covered by our Loss Sharing Agreements with the FDIC and gains and losses on the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions of our size.
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from resolution of covered assets, net	$13,743	$12,170	$28,897	$25,231
Net loss on FDIC indemnification	(16,771)	(5,896)	(37,036)	(22,800)
FDIC reimbursement of costs of resolution of covered assets	—	1,112	707	2,240
Gain (loss) on sale of covered loans, net	7,417	(366)	17,423	18,928
Mortgage insurance income and modification incentives	885	1,353	1,853	2,945
Non-interest income from covered assets	5,274	8,373	11,844	26,544
Service charges and fees	4,492	4,186	8,943	8,191
Gain on sale of non-covered loans	806	357	966	395
Gain on investment securities available for sale, net	1,128	—	3,150	361
Lease financing	7,044	4,692	13,281	8,563
Other non-interest income	2,314	2,870	3,615	6,614
	$21,058	$20,478	$41,799	$50,668
Non-interest income related to transactions in the covered assets
Historically, a significant portion of our non-interest income has resulted from transactions related to the resolution of assets covered by our Loss Sharing Agreements with the FDIC. As covered assets continue to decline, we expect the net impact of these transactions on results of operations to continue to decrease.
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

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Payments in full	$13,288	$12,082	$25,584	$23,437
Foreclosures	401	67	261	(633)
Short sales	62	(43)	202	(281)
Charge-offs	(8)	(672)	(441)	(803)
Recoveries	—	736	3,291	3,511
Income from resolution of covered assets, net	$13,743	$12,170	$28,897	$25,231
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
The Company recognized net gains (losses) on the sale of covered residential loans of $7.4 million and $(0.4) million, and related net gains (losses) on FDIC indemnification of $(5.9) million and $1.6 million, for the quarters ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014 the Company recognized net gains on the sale of covered residential loans of $17.4 million and $1.0 million, respectively, and related net gains (losses) on FDIC indemnification of $(14.0) million and $1.2 million, respectively. Improvement in the results of the residential loan sales in the quarter and six months ended June 30, 2015 was a result of improved pricing, reflecting improvements in both the quality of loans sold and market conditions. We anticipate that we will continue to exercise our right to sell covered residential loans on a quarterly basis in the future.
For the six months ended June 30, 2014, the Company recognized net gains on the sale of covered commercial and consumer loans of $18.0 million and a related net loss on FDIC indemnification of $4.5 million.
The net loss on FDIC indemnification related to covered loan sales for the six months ended June 30, 2014 did not bear the 80% relationship to the net gain on sale that might generally be expected primarily because indemnification is determined based on the unpaid principal balance of the loans sold rather than carrying value and because proceeds in excess of the unpaid principal balance are not subject to sharing with the FDIC.
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

Net loss on FDIC indemnification of $16.8 million and $37.0 million was recorded for the three and six months ended June 30, 2015, respectively, compared to $5.9 million and $22.8 million, respectively, for the three and six months ended June 30, 2014, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the three and six months ended June 30, 2015 was $4.1 million and $9.1 million respectively, compared to $4.8 million and $22.3 million for the three and six months ended June 30, 2014, respectively, as detailed in the following tables (in thousands):

	Three Months Ended June 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans (1)	$(27)	$22	$(5)	$(897)	$1,031	$134
Income from resolution of covered assets, net	13,743	(10,909)	2,834	12,170	(8,907)	3,263
Gain (loss) on sale of covered loans	7,417	(5,928)	1,489	(366)	1,565	1,199
Loss on covered OREO	(222)	44	(178)	(218)	415	197
	$20,911	$(16,771)	$4,140	$10,689	$(5,896)	$4,793

	Six Months Ended June 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$473	$(380)	$93	$(1,693)	$1,624	$(69)
Income from resolution of covered assets, net	28,897	(23,031)	5,866	25,231	(19,397)	5,834
Gain on sale of covered loans	17,423	(14,046)	3,377	18,928	(3,284)	15,644
Gain (loss) on covered OREO	(693)	421	(272)	2,589	(1,743)	846
	$46,100	$(37,036)	$9,064	$45,055	$(22,800)	$22,255

(1)
Transaction income for the three and six months ended June 30, 2015 includes a recovery of $18 thousand and $67 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statement of income.

Other components of non-interest income
Gain on investment securities available for sale, net, of $1.1 million and $3.2 million for the three and six months ended June 30, 2015, respectively, resulted primarily from the sale of U.S. Government agency and fixed-rate private label commercial mortgage-backed securities. Sales of investment securities during the three and six months ended June 30, 2015 enabled us to take advantage of opportunities in the market to reposition the portfolio, shortening duration at attractive yields.
Income from lease financing increased to $7.0 million and $13.3 million for the three and six months ended June 30, 2015, respectively, from $4.7 million and $8.6 million for the three and six months ended June 30, 2014, respectively. The increase in income is consistent with the growth in the portfolio of assets under lease.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee compensation and benefits	$51,845	$49,556	$101,324	$99,005
Occupancy and equipment	18,934	17,496	37,104	34,463
Amortization of FDIC indemnification asset	26,460	15,194	48,465	30,935
Other real estate owned expense, net	1,053	1,726	2,277	29
Deposit insurance expense	3,163	2,311	6,081	4,563
Professional fees	2,680	3,127	5,978	6,557
Telecommunications and data processing	3,345	3,266	6,816	6,573
Other non-interest expense	15,968	13,944	29,547	26,956
	$123,448	$106,620	$237,592	$209,081
Annualized non-interest expense as a percentage of average assets was 2.4% and 2.6% for the three months ended June 30, 2015 and 2014, respectively, and 2.4% and 2.7% for the six months ended June 30, 2015 and 2014, respectively. Excluding amortization of the FDIC indemnification asset, annualized non-interest expense as a percentage of average assets was 1.9% and 2.2% for the three months ended June 30, 2015 and 2014, respectively, and 1.9% and 2.3% or the six months ended June 30, 2015 and 2014, respectively. The more significant changes in the components of non-interest expense are discussed below.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $26.5 million and $48.5 million respectively, for the three and six months ended June 30, 2015 compared to $15.2 million and $30.9 million respectively, for the three and six months ended June 30, 2014.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and six months ended June 30, 2015 the average rate at which the FDIC indemnification asset was amortized was 11.89% and 10.61%, respectively, compared to 5.50% and 5.48%, respectively, during the comparable periods in 2014.
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

A rollforward of the FDIC indemnification asset for the year ended December 31, 2014 and six months ended June 30, 2015 follows (in thousands):

Balance at December 31, 2013	$1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(48,465)
Reduction for claims filed	(29,079)
Net loss on FDIC indemnification	(37,036)
Balance at June 30, 2015	$859,755
The balance at June 30, 2015 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$859,972
Other liabilities	(217)
$859,755
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

	June 30, 2015	December 31, 2014
FDIC indemnification asset	$859,972	$974,704
Less expected amortization	(295,190)	(302,669)
Amount expected to be collected from the FDIC	$564,782	$672,035
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
OREO expense, net
During the three and six months ended June 30, 2015 and 2014, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. The following table presents the components of other real estate owned expense, net at the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Gain) loss on sale of OREO	$(7)	$(643)	$39	$(3,256)
Impairment of OREO	228	861	653	797
Foreclosure and OREO related expenses	832	1,508	1,585	2,488
Other real estate owned expense, net	$1,053	$1,726	$2,277	$29
The $3.3 million gain on sale of OREO during the six months ended June 30, 2014 resulted primarily from a gain of $2.3 million recognized on the sale of one commercial real estate property during the first quarter of 2014.

Other

Increases in most other categories of non-interest expense for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 relate to increased head count and the Company's overall growth.
Income Taxes
The Company's effective tax rate was 33.5% and 34.1% for the three and six months ended June 30, 2015, compared to 33.1% and 34.4% for the three and six months ended June 30, 2014.
Analysis of Financial Condition
Average interest-earning assets increased $4.3 billion to $18.2 billion for the six months ended June 30, 2015 from $14.0 billion for the six months ended June 30, 2014. This increase was driven by a $3.3 billion increase in the average balance of outstanding loans and a $0.9 billion increase in the average balance of investment securities. The increase in average loans reflected growth of $3.6 billion in average new loans outstanding, partially offset by a $307 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets remained relatively consistent period over period, reflecting an increase in equipment under operating lease, net and an offsetting decrease in the FDIC indemnification asset. Growth of the new loan and lease portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased by $3.5 billion to $15.0 billion for the six months ended June 30, 2015 from $11.5 billion for the six months ended June 30, 2014, due to an increase of $2.5 billion in average interest bearing deposits and a $1.0 billion increase in average FHLB advances. Average non-interest bearing deposits increased by $527 million.
Average stockholders' equity increased by $132 million, due to the retention of earnings and to a lesser extent the exercise of stock options.
Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$54,940	$55,248	$54,924	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,353,079	1,382,009	1,501,504	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	100,639	101,346	101,089	101,858
Re-Remics	135,525	138,148	179,664	183,272
Private label residential mortgage-backed securities and CMOs	679,743	727,524	350,300	403,979
Private label commercial mortgage-backed securities	986,538	997,116	1,156,166	1,161,485
Single family rental real estate-backed securities	555,445	551,904	446,079	443,017
Collateralized loan obligations	309,602	310,606	174,767	174,332
Non-mortgage asset-backed securities	81,513	84,961	96,250	100,068
Preferred stocks	75,895	84,482	96,294	105,442
State and municipal obligations	96,868	96,695	15,317	15,702
SBA securities	251,700	259,360	298,424	308,728
Other debt securities	3,783	8,301	3,712	8,128
	$4,685,270	$4,797,700	$4,474,490	$4,585,694
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency mortgage-backed securities. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of June 30, 2015 was 3.6 years and the effective duration was 1.4 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, there are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At June 30, 2015, we held Re-Remics with a carrying value of $138 million. At June 30, 2015, all of these securities were in unrealized gain positions. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2016 as it pertains to legacy covered funds, as defined. The Federal Reserve has indicated that it would likely extend the conformance period further to July 2017.
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of June 30, 2015. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$55,248	0.93%	$—	—%	$—	—%	$55,248	0.93%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	164,610	2.24%	851,492	2.30%	254,915	1.49%	110,992	1.32%	1,382,009	2.09%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	14,224	2.57%	39,701	2.59%	39,003	2.51%	8,418	3.24%	101,346	2.61%
Re-Remics	62,094	3.79%	73,787	3.44%	2,267	3.69%	—	—%	138,148	3.60%
Private label residential mortgage backed securities and CMOs	103,118	4.29%	295,939	4.15%	204,017	4.03%	124,450	4.07%	727,524	4.12%
Private label commercial mortgage-backed securities	67,167	2.08%	473,335	2.38%	417,539	2.18%	39,075	2.39%	997,116	2.28%
Single family rental real estate-backed securities	36,832	1.24%	515,072	1.95%	—	—%	—	—%	551,904	1.91%
Collateralized loan obligations	522	2.34%	159,462	2.13%	150,622	2.39%	—	—%	310,606	2.26%
Non-mortgage asset-backed securities	13,951	3.31%	44,325	3.10%	23,714	3.43%	2,971	3.55%	84,961	3.24%
State and municipal obligations	—	—%	—	—%	51,329	3.96%	45,366	4.73%	96,695	4.32%
SBA securities	48,748	1.72%	122,504	1.73%	59,545	1.73%	28,563	1.73%	259,360	1.73%
Other debt securities	—	—%	—	—%	—	—%	8,301	7.22%	8,301	7.22%
	$511,266	2.67%	$2,630,865	2.43%	$1,202,951	2.49%	$368,136	2.96%	4,713,218	2.51%
Preferred stocks with no scheduled maturity									84,482	8.85%
Total investment securities available for sale									$4,797,700	2.61%
The available for sale investment securities portfolio was in a net unrealized gain position of $112 million at June 30, 2015 with aggregate fair value equal to 102% of amortized cost. Net unrealized gains included $124 million of gross unrealized gains and $11 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at June 30, 2015 had an aggregate fair value of $1.5 billion. At June 30, 2015, 91.9% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $84 million were rated below investment grade or not rated at June 30, 2015, including $83 million of investment securities acquired in the FSB Acquisition, substantially all of which were in unrealized gain positions at June 30, 2015.

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
No securities were determined to be other-than-temporarily impaired at June 30, 2015 or 2014 or during the three and six months then ended.
We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. For fixed rated securities, unrealized losses in the portfolio at June 30, 2015 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. For variable rate securities, unrealized losses were primarily due to widening credit spreads.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management either engaged a third party to perform, or performed internally, projected cash flow analyses of the private label residential mortgage-backed securities and CMOs and private label commercial mortgage-backed securities in unrealized loss positions, incorporating CUSIP level collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, we concluded that none of these debt securities in unrealized loss positions were other-than-temporarily impaired. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities, collateralized loan obligations and state and municipal obligations is not indicative of projected credit losses. Given the limited duration and severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At June 30, 2015 and December 31, 2014, 3.3% and 3.8%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at June 30, 2015 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the six months ended June 30, 2015.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at June 30, 2015 included $60 million of commercial loans and $1 million of residential real estate loans originated with the intent to sell in the secondary market. The balance of commercial loans held for sale at June 30, 2015 is comprised of the guaranteed portion of loans guaranteed by U.S. government agencies, some of which were purchased in the acquisition of SBF and some of which were originated by the SBF unit subsequent to the acquisition. Loans are generally sold with servicing retained. Sales of loans in the secondary market and related servicing activity did not have a material impact on the results of operations for the three and six month periods ended June 30, 2015 or 2014. We anticipate growth in loan sales, servicing assets and related revenue from SBF.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	June 30, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,736,406	$—	$785,216	$50,530	$3,572,152	25.0%
Home equity loans and lines of credit	2,198	—	8,050	81,397	91,645	0.6%
	2,738,604	—	793,266	131,927	3,663,797	25.6%
Commercial:
Multi-family	2,759,002	24,699	—	—	2,783,701	19.5%
Commercial real estate
Owner occupied	1,187,857	23,551	—	—	1,211,408	8.5%
Non-owner occupied	2,105,622	25,739	—	—	2,131,361	14.9%
Construction and land	253,208	2,008	—	—	255,216	1.8%
Commercial and industrial	2,578,351	1,165	—	—	2,579,516	18.1%
Commercial finance subsidiaries	1,632,415	—	—	—	1,632,415	11.4%
	10,516,455	77,162	—	—	10,593,617	74.2%
Consumer	32,372	12	—	—	32,384	0.2%
Total loans	13,287,431	77,174	793,266	131,927	14,289,798	100.0%
Premiums, discounts and deferred fees and costs, net	46,317	—	—	(9,122)	37,195
Loans including premiums, discounts and deferred fees and costs	13,333,748	77,174	793,266	122,805	14,326,993
Allowance for loan and lease losses	(104,815)	—	—	(2,570)	(107,385)
Loans, net	$13,228,933	$77,174	$793,266	$120,235	$14,219,608

	December 31, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial finance subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans including premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227
Total loans, including premiums, discounts and deferred fees and costs, increased by $1.9 billion to $14.3 billion at June 30, 2015, from $12.4 billion at December 31, 2014. New loans grew by $2.1 billion while loans acquired in the FSB Acquisition declined by $144 million from December 31, 2014 to June 30, 2015. New residential loans grew by $255 million and new commercial loans grew by $1.8 billion during the six months ended June 30, 2015.
Growth in new loans, including premiums, discounts and deferred fees and costs, for the six months ended June 30, 2015 included $369 million for the Florida franchise, $1.1 billion for the New York franchise and $607 million for what we refer to as national platforms, consisting of our residential loan purchase program, our mortgage warehouse lending operations, the newly acquired small business finance unit and the Bank’s three commercial finance subsidiaries. Our warehouse lending operations and commercial finance subsidiaries contributed $100 million and $175 million, respectively, to growth in new loans for the six months ended June 30, 2015, while the acquisition of SBF contributed $179 million and the residential loan purchase program contributed $153 million.
The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2015
	Florida	New York	National	Total
Residential	$232,061	$182,004	$2,365,116	$2,779,181
Commercial	4,369,611	4,192,696	1,959,984	10,522,291
Consumer	26,576	5,668	32	32,276
	$4,628,248	$4,380,368	$4,325,132	$13,333,748
	34.7%	32.9%	32.4%	100.0%

	December 31, 2014
	Florida	New York	National	Total
Residential	$196,101	$116,627	$2,211,937	$2,524,665
Commercial	4,042,607	3,177,979	1,505,992	8,726,578
Consumer	20,930	5,115	201	26,246
	$4,259,638	$3,299,721	$3,718,130	$11,277,489
	37.8%	29.2%	33.0%	100.0%
The geographic concentration of the commerical loans in the national platforms is summarized as follows at the dates indicated:

	June 30, 2015		December 31, 2014
Florida	$412,104	21.0%	$351,237	23.3%
California	202,626	10.3%	149,621	9.9%
Nevada	105,688	5.4%	103,542	6.9%
Others (1)	1,239,566	63.3%	901,592	59.9%
	$1,959,984	100.0%	$1,505,992	100.0%

(1)	No other state represented borrowers with more than 5.0% of loans outstanding at June 30, 2015 or December 31, 2014.
At June 30, 2015 and December 31, 2014, respectively, 6.9% and 9.2%, of loans, including premiums, discounts and deferred fees and costs, were acquired in the FSB Acquisition while 6.4% and 8.4%, respectively, were covered loans. Loans acquired in the FSB Acquisition, including covered loans, are declining and new loans increasing as a percentage of the total portfolio as loans acquired in the FSB Acquisition are repaid or resolved and new loan originations and purchases continue. This trend is expected to continue.
Residential Mortgages
Residential mortgages totaled $3.7 billion, or 25.6% of total loans and $3.5 billion, or 28.6% of total loans at June 30, 2015 and December 31, 2014, respectively. The decline in this portfolio segment as a percentage of loans is primarily a result of higher commercial loan originations, reflecting our strategic emphasis on commercial lending, and to a smaller extent, the resolution of covered loans.
The new residential loan portfolio includes both originated and purchased loans. At June 30, 2015 and December 31, 2014, $412 million or 14.8% and $311 million or 12.3%, respectively, of our new 1-4 single family residential loans were originated loans; $2.4 billion or 85.2% and $2.2 billion or 87.7%, respectively, were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties acquired through established correspondent channels. At June 30, 2015, 33.4% of the new residential loan portfolio were fixed rate loans. The adjustable rate mortgage ("ARM") portfolio included 5/1, 7/1 and 10/1 ARMs. At June 30, 2015, $204 million or 7.4% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.
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
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 79.2% and 77.6% of new loans as of June 30, 2015 and December 31, 2014, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.8% of the total loan portfolio at June 30, 2015. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At June 30, 2015, the recorded investment in construction loans with available interest reserves totaled $73 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at June 30, 2015.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $885 million at June 30, 2015, typically relationship based loans to borrowers in our geographic footprint.
Through its three commercial finance subsidiaries, Pinnacle Public Finance (“Pinnacle”), United Capital Business Lending (“UCBL”) and Bridge Capital Leasing (“Bridge”), the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle primarily offers essential use equipment financing to municipalities through loan, lease and bond re-funding structures, UCBL offers small business equipment and franchise financing and Bridge primarily provides transportation equipment finance. The Bank's SBF unit originates SBA and USDA guaranteed commercial and commercial real estate loans, generally retaining the unguaranteed portion in portfolio.
The following table presents the recorded investment in loans and direct finance leases for each of the three commercial finance subsidiaries and SBF at the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Pinnacle	$855,153	$751,286
UCBL	392,569	364,623
Bridge	393,587	350,350
SBF	178,853	-
	$1,820,162	$1,466,259
New commercial loans that represent re-financings of loans acquired in the FSB Acquisition are not significant.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Asset Quality
In discussing asset quality, a distinction must be made between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the

FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. The Commercial Shared-Loss Agreement was terminated on May 21, 2014. At June 30, 2015, covered loans totaled $916 million, all of which were covered under the Single Family Shared-Loss Agreement.
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
At June 30, 2015, new commercial loans with aggregate balances of $18 million, $84 million and $14 million were rated special mention, substandard and doubtful, respectively. At December 31, 2014, new commercial loans aggregating $25 million, $41 million and $12 million were rated special mention, substandard and doubtful, respectively. Criticized and classified assets represented 1.1% of the new commercial portfolio at June 30, 2015. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $216 million at June 30, 2015. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions have declined in recent periods due to competitive developments in the transportation-for-hire industry. Based on an analysis performed during the quarter ended June 30, 2015, the taxi medallion portfolio had the following characteristics:

•	Approximately 94% of the portfolio was concentrated in New York City.

•	Approximately 50% of the portfolio had debt service coverage ratios greater than 2.0 and approximately 2% of the portfolio had debt service coverage ratios of less than 1.25.

•	The weighted average estimated current LTV was approximately 74%.

•	The substantial majority of the portfolio was performing, with $1.3 million past due 60 days or more.

•	Less than 20% of the portfolio consisted of interest only loans.

Residential
New 1-4 single family residential loans past due more than 30 days totaled $1 million and $4 million at June 30, 2015 and December 31, 2014, respectively. The amount of these loans 90 days or more past due was deminimis at both June 30, 2015 and December 31, 2014.
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
The following table shows the distribution of new 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	June 30, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.9%	3.4%	4.9%	23.4%	34.6%
60% - 70%	2.4%	2.5%	3.7%	17.0%	25.6%
70% - 80%	1.9%	3.6%	6.7%	26.0%	38.2%
More than 80%	1.0%	0.1%	0.1%	0.4%	1.6%
	8.2%	9.6%	15.4%	66.8%	100.0%

	December 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.6%	3.2%	5.1%	23.7%	34.6%
60% - 70%	2.2%	2.5%	4.0%	16.8%	25.5%
70% - 80%	1.7%	3.9%	6.8%	25.7%	38.1%
More than 80%	1.1%	0.1%	0.1%	0.5%	1.8%
	7.6%	9.7%	16.0%	66.7%	100.0%
At June 30, 2015, 77.1% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.
At June 30, 2015, the purchased loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 769 and average LTV of 65.2%. The majority of this portfolio was owner-occupied, with 93.0% primary residence, 6.6% second homes and 0.4% investment properties. In terms of vintage, 1.1% of the portfolio was originated pre-2011, 19.5% in 2011 and 2012, 36.0% in 2013, 30.7% in 2014 and 12.7% in 2015.
Similarly, the originated loan portfolio had the following characteristics at June 30, 2015: 100% were full documentation with an average FICO score of 754 and average LTV of 62.8%. The majority of this portfolio was owner-occupied, with 81.9% primary residence, 11.4% second homes and 6.7% investment properties. In terms of vintage, 11.5% of the portfolio was originated from 2010 through 2012, 22.7% in 2013, 35.8% in 2014 and 30.0% in 2015.
Consumer
At June 30, 2015 and December 31, 2014 delinquent new consumer loans were insignificant.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At June 30, 2015, ACI loans totaled $870 million and non-ACI loans totaled $123 million, including premiums, discounts and deferred fees and costs.

Residential
At June 30, 2015, residential ACI loans totaled $793 million and residential non-ACI loans totaled $123 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment. At June 30, 2015, accretable yield on residential ACI loans totaled $877 million and non-accretable difference related to those loans totaled $876 million. Accretable yield on commercial ACI loans totaled $30 million at June 30, 2015, with no significant non-accretable difference remaining.
At June 30, 2015, the recorded investment in 1-4 single family residential non-ACI loans was $43 million; $1.6 million or 3.7% of these loans were 30 days or more past due and the balance of loans 90 days or more past due was insignificant. At June 30, 2015, the recorded investment in ACI 1-4 single family residential loans totaled $785 million; $42.4 million or 5.4% of these loans were delinquent by 30 days or more and $22.7 million or 2.9% were delinquent by 90 days or more.
At June 30, 2015, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $80 million; $6.8 million or 8.5% of these loans were 30 days or more past due and $2.3 million or 2.8% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $8 million at June 30, 2015; $0.8 million or 10.0% of ACI home equity loans and lines of credit were 30 days or more contractually delinquent and $0.5 million or 6.2% were delinquent by 90 days or more.
Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at June 30, 2015 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	27.6%	29.9%
Scheduled to reset within 12 months	24.7%	18.6%
Scheduled to reset after 12 months	47.7%	51.5%
	100.0%	100.0%
Lien position:
First liens	12.2%	12.5%
Second or third liens	87.8%	87.5%
	100.0%	100.0%
To date, we have not identified any significant impact to default rates from resets of interest only loans. The Company's exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.
Commercial
At June 30, 2015, ACI commercial loans had a carrying value of $77 million, none of which were 90 days or more past due. Aggregate carrying values of $0.5 million and $2.3 million were internally risk rated special mention and substandard, respectively.

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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (in thousands):

	June 30, 2015			December 31, 2014
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$889	$48	$937	$604	$49	$653
Home equity loans and lines of credit	2,299	—	2,299	3,808	—	3,808
Total residential loans	3,188	48	3,236	4,412	49	4,461
Commercial:
Commercial real estate	—	7,077	7,077	—	4,688	4,688
Construction and land	—	—	—	—	209	209
Commercial and industrial	—	30,239	30,239	—	13,666	13,666
Commercial finance subsidiaries	—	22,424	22,424	—	9,226	9,226
Total commercial loans	—	59,740	59,740	—	27,789	27,789
Consumer	—	9	9	—	173	173
Total non-accrual loans	3,188	59,797	62,985	4,412	28,011	32,423
Non-ACI and new loans past due 90 days and still accruing	—	—	—	—	—	—
TDRs	3,885	1,428	5,313	2,188	4,435	6,623
Total non-performing loans	7,073	61,225	68,298	6,600	32,446	39,046
OREO	8,739	675	9,414	13,645	135	13,780
Total non-performing assets	15,812	61,900	77,712	20,245	32,581	52,826
Non-ACI and new TDRs in compliance with their modified terms	3,555	3,119	6,674	3,866	797	4,663
Total impaired loans and non-performing assets	$19,367	$65,019	$84,386	$24,111	$33,378	$57,489

Non-performing loans to total loans (1)		0.46%	0.48%		0.29%	0.31%
Non-performing assets to total assets (2)		0.29%	0.36%		0.17%	0.27%
ALLL to total loans (1)		0.78%	0.75%		0.80%	0.77%
ALLL to non-performing loans		171.20%	157.23%		281.54%	244.69%
Net charge-offs to average loans (3)		0.06%	0.07%		0.08%	0.15%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Annualized
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $23 million at June 30, 2015 and December 31, 2014.
The increase in nonaccrual commercial and industrial loans at June 30, 2015 compared to December 31, 2014 is due to one relationship, which is in process of resolution.
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
As of June 30, 2015, nine commercial loans with an aggregate carrying value of $10 million and 34 residential loans with an aggregate carrying value of $8 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the six months ended June 30, 2015 or 2014.
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $39 million at June 30, 2015. Substantially all of these loans were current as to principal and interest at June 30, 2015.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which determines the appropriate strategy for collection to mitigate the amount of credit losses.  Criticized asset reports for each relationship are presented by the assigned relationship manager to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved.
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,328 permanent loan modifications through June 30, 2015 and there are 32 trial loan modifications at June 30, 2015. Substantially all of these modified loans were covered ACI loans accounted for in pools.
In addition to the HAMP program, we offer a proprietary Subordinate Lien Modification Program for home equity loans and lines of credit. This provides BankUnited the ability to offer a modification on loans covered under the Single Family Shared-Loss Agreement that are subordinate to either a BankUnited first lien or a first lien from another lender.
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
Residential
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
A peer group twelve quarter average net charge-off rate is used to estimate the ALLL for the new home equity loan class. See further discussion of the use of peer group loss factors below. The new home equity portfolio is not a significant component of the overall loan portfolio. Based on an updated analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. For non-ACI residential loans, the allowance is initially calculated based on UPB. The total of UPB, less the calculated allowance is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any increase or decrease in the allowance for non-ACI residential loans will result in a corresponding increase or decrease in the FDIC indemnification asset.
Commercial and Consumer
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
Qualitative Factors
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
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at June 30, 2015 or December 31, 2014.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of ACI commercial loans in March 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at June 30, 2015 or December 31, 2014.
The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Six Months Ended June 30, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2014	$91,350	$—	$4,192	$95,542
Provision for loan losses:
1-4 single family residential	3,724	—	(385)	3,339
Home equity loans and lines of credit	2	—	11	13
Multi-family	4,103	—	(4)	4,099
Commercial real estate
Owner occupied	(498)	—	—	(498)
Non-owner occupied	2,145	—	—	2,145
Construction and land	98	—	—	98
Commercial and industrial	1,366	—	(28)	1,338
Commercial finance subsidiaries	6,048	—	—	6,048
Consumer	(14)	—	—	(14)
Total Provision	16,974	—	(406)	16,568
Charge-offs:
Home equity loans and lines of credit	—	—	(1,269)	(1,269)
Commercial and industrial	(1,195)	—	—	(1,195)
Commercial finance subsidiaries	(3,088)	—	—	(3,088)
Total Charge-offs	(4,283)	—	(1,269)	(5,552)
Recoveries:
Home equity loans and lines of credit	—	—	21	21
Multi-family	—	—	4	4
Commercial and industrial	720	—	28	748
Commercial finance subsidiaries	31	—	—	31
Consumer	23	—	—	23
Total Recoveries	774	—	53	827
Net Charge-offs:	(3,509)	—	(1,216)	(4,725)
Balance at June 30, 2015	$104,815	$—	$2,570	$107,385

	Six Months Ended June 30, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2013	$57,330	$2,893	$9,502	$69,725
Provision for loan losses:
1-4 single family residential	713	—	(33)	680
Home equity loans and lines of credit	2	—	(618)	(616)
Multi-family	5,993	(38)	(4)	5,951
Commercial real estate
Owner occupied	(166)	(13)	(6)	(185)
Non-owner occupied	6,082	1,588	(11)	7,659
Construction and land	999	443	7	1,449
Commercial and industrial	1,859	8	46	1,913
Commercial finance subsidiaries	(433)	—	—	(433)
Consumer	(1,147)	324	—	(823)
Total Provision	13,902	2,312	(619)	15,595
Charge-offs:
Home equity loans and lines of credit	—	—	(1,144)	(1,144)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	(51)	(3,032)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(2,766)	(573)	(477)	(3,816)
Consumer	(910)	(324)	—	(1,234)
Total Charge-offs	(3,727)	(5,205)	(1,634)	(10,566)
Recoveries:
Home equity loans and lines of credit	—	—	12	12
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	318	—	19	337
Consumer	361	—	—	361
Total Recoveries	679	—	38	717
Net Charge-offs:	(3,048)	(5,205)	(1,596)	(9,849)
Balance at June 30, 2014	$68,184	$—	$7,287	$75,471

The following tables show the distribution of the ALLL, at the dates indicated (dollars in thousands)

	June 30, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$10,840	$—	$560	$11,400	25.0%
Home equity loans and lines of credit	19	—	2,010	2,029	0.6%
	10,859	—	2,570	13,429	25.6%
Commercial:
Multi-family	19,073	—	—	19,073	19.5%
Commercial real estate
Owner occupied	7,775	—	—	7,775	8.5%
Non-owner occupied	19,760	—	—	19,760	14.9%
Construction and land	2,823	—	—	2,823	1.8%
Commercial and industrial	26,758	—	—	26,758	18.1%
Commercial finance subsidiaries	17,568	—	—	17,568	11.4%
	93,757	—	—	93,757	74.2%
Consumer	199	—	—	199	0.2%
	$104,815	$—	$2,570	$107,385	100.0%

	December 31, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$7,116	$—	$945	$8,061	27.6%
Home equity loans and lines of credit	17	—	3,247	3,264	1.0%
	7,133	—	4,192	11,325	28.6%
Commercial:
Multi-family	14,970	—	—	14,970	15.8%
Commercial real estate
Owner occupied	8,273	—	—	8,273	8.4%
Non-owner occupied	17,615	—	—	17,615	14.4%
Construction and land	2,725	—	—	2,725	1.4%
Commercial and industrial	25,867	—	—	25,867	19.4%
Commercial finance subsidiaries	14,577	—	—	14,577	11.8%
	84,027	—	—	84,027	71.2%
Consumer	190	—	—	190	0.2%
	$91,350	$—	$4,192	$95,542	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The overall increase in the balance of the ALLL for new loans at June 30, 2015 as compared to December 31, 2014 reflects the impact of growth of the new loan portfolio. The impact of a net decrease in historical loss rates was largely offset by an increase in qualitative reserve factors and an increase in specific reserves for impaired loans. The increase in qualitative reserves was primarily attributable to increases in qualitative factors related to decreases in GDP growth rates; the level of policy and procedure exceptions in certain segments of the portfolio; the level of criticized and classified assets in certain segments of the portfolio; and decreases in the qualitative factor related to changes in lending policies and procedures. Factors influencing significant components of the change in the ALLL at June 30, 2015 compared to December 31, 2014, as related to specific loan types, include:

•
A $3.7 million increase for new 1-4 single family residential loans was attributable to increased qualitative loss factors, growth in the portfolio and a slight increase in proxy historical loss rates.

•
Increases of $4.1 million for new multi-family and $2.1 million for new non-owner occupied commercial real estate loans reflected the growth of the corresponding loan portfolio segments and increases in qualitative reserve factors, partially offset by decreases in the peer group net charge-off rates.

•
An increase of $3.0 million for commercial finance subsidiaries primarily reflected an increase in specific reserves of $2.0 million. The impact of growth in the corresponding loan and lease portfolio and net increases in qualitative factors were partially offset by a decrease in peer group net charge-off rates.

•	A decrease of $1.2 million for non-ACI home equity loans is attributable primarily to an improvement in roll rates and the runoff of the corresponding loan portfolio.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Equipment under Operating Lease
Equipment under operating lease primarily consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns. The portfolio of equipment under operating lease grew by $104 million during the six months ended June 30, 2015. There were no significant changes in the performance of lessees during the six months ended June 30, 2015. There were no impairments of residuals or asset carrying values, missed payments, time off-lease or restructurings related to the operating lease portfolio during the quarter.
Other Real Estate Owned
The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$11,203	$29,569	$13,780	$40,570
Transfers from loan portfolio	3,837	6,157	6,091	15,311
Sales	(5,398)	(13,850)	(9,804)	(34,069)
Impairment	(228)	(861)	(653)	(797)
Balance, end of period	$9,414	$21,015	$9,414	$21,015
OREO consisted of the following types of properties at the dates indicated (in thousands):

	June 30, 2015			December 31, 2014
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
1-4 single family residential	$6,956	$—	$6,956	$12,341	$—	$12,341
Condominium	1,783	—	1,783	1,304	—	1,304
Commercial real estate	—	540	540	—	—	—
Land	—	135	135	—	135	135
	$8,739	$675	$9,414	$13,645	$135	$13,780
There were 153 and 123 residential units in the foreclosure pipeline and 38 and 56 residential units in OREO inventory at June 30, 2015 and December 31, 2014, respectively.

Deposits
The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,675,306	—%	$2,222,894	—%	$2,708,808	—%	$2,181,384	—%
Interest bearing	1,121,215	0.46%	715,340	0.42%	1,016,051	0.46%	701,248	0.42%
Money market	6,041,055	0.56%	4,245,282	0.52%	5,786,875	0.55%	4,082,058	0.51%
Savings	561,635	0.33%	671,727	0.30%	573,440	0.33%	704,741	0.30%
Time	4,190,187	1.11%	3,642,130	1.18%	4,116,330	1.12%	3,495,546	1.20%
	$14,589,398	0.60%	$11,497,373	0.61%	$14,201,504	0.59%	$11,164,977	0.61%
Total deposits at June 30, 2015 and December 31, 2014 included $3.0 billion and $1.6 billion, respectively, of deposits in New York.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2015 (in thousands):

Three months or less	$763,262
Over three through six months	606,572
Over six through twelve months	799,892
Over twelve months	1,040,205
$3,209,931
Federal Home Loan Bank Advances and Other Borrowings
Outstanding FHLB advances and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
FHLB advances	$3,733,269	$3,307,932
Capital lease obligations	10,428	10,627
	$3,743,697	$3,318,559

In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and mortgage-backed securities. The contractual balance of FHLB advances outstanding at June 30, 2015 is scheduled to mature as follows (in thousands):

Maturing in:
2015—31 days or less	$450,000
2015—Over 31 days	1,075,250
2016	1,530,000
2017	530,000
2018	75,000
Thereafter	75,000
Total contractual balance outstanding	3,735,250
Unamortized modification costs	(1,981)
Carrying value	$3,733,269
Capital Resources
Stockholders' equity increased $94 million for the six months ended June 30, 2015 due primarily to the retention of earnings and the exercise of stock options.
Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2015 and December 31, 2014, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
The following table presents the Company’s regulatory capital ratios as of June 30, 2015 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage	$2,016,139	9.87%	N/A (1)	N/A (1)	$816,977	4.00%
CET 1 risk-based capital	$2,016,139	13.72%	$955,177	6.50%	$661,277	4.50%
Tier 1 risk-based capital	$2,016,139	13.72%	$1,175,603	8.00%	$881,702	6.00%
Total risk-based capital	$2,129,852	14.49%	$1,469,504	10.00%	$1,175,603	8.00%

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
Prior to the six months ended June 30, 2015, our consolidated statements of cash flows have historically reflected net cash outflows from operating activities. For the six months ended June 30, 2015, net cash provided by operating activities was $76.2 million compared with net cash used in operating activities of $49.7 million for the year ended December 31, 2014. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows for the year ended December 31, 2014 is accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $143.8 million and $338.9 million for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $29.1 million and $114.9 million for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively; exceeding net operating cash outflows for the year ended December 31, 2014. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity available to fund operating needs, dividends to BankUnited, Inc. and new loan growth. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $328.7 million and $776.8 million for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.
The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease, resulting in cash inflows from operating activities for the six months ended June 30, 2015. Cash flows from resolution of the loans acquired in the FSB Acquisition will ultimately be replaced by operating cash flows from new assets originated with those proceeds. In addition to cash provided by the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio and, to a lesser extent, FHLB advances.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At June 30, 2015, unencumbered investment securities available for sale totaled $3.5 billion. At June 30, 2015, BankUnited had available borrowing capacity at the FHLB of $1.8 billion, unused borrowing capacity at the FRB of $84 million and unused Federal funds and lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The Asset/Liability Committee ("ALCO") policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is liquid assets (defined as cash and cash equivalents and pledgeable securities) to total assets. BankUnited’s liquidity is considered acceptable if liquid assets divided by total assets exceeds 2.5%. At June 30, 2015, BankUnited’s liquid assets divided by total assets was 6.0%. Management monitors a one year liquidity ratio, defined as cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year divided by deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. We assume 50% of the certificates of deposit scheduled to mature within one year will be retained. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At June 30, 2015, BankUnited’s one year liquidity ratio was 163%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At June 30, 2015, BankUnited was within acceptable limits established by ALCO for each of these measures.
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
The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point rate ramp scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at June 30, 2015:

	Plus 100	Plus 200	Plus 300
June 30, 2015
Twelve Months	0.7%	1.8%	2.8%
Twenty Four Months	2.0%	4.0%	5.9%
Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at June 30, 2015 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 8%, 13% and 18% in plus 100, 200 and 300 basis point scenarios, respectively. As of June 30, 2015, our simulation for BankUnited indicated percentage changes from base EVE of (2.7)%, (6.4)% and (10.8)% in plus 100, 200, and 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2015, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $2 million and the aggregate fair value included in other liabilities was $37 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $1.3 billion at June 30, 2015. The aggregate fair value of these interest rate swaps and caps included in other assets was $26 million and the aggregate fair value included in other liabilities was $26 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the consolidated financial statements for more information about our derivative positions.
Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of June 30, 2015 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$465,900	$465,900
Commitments to purchase loans	—	78,827	78,827
Unfunded commitments under lines of credit	20,953	1,361,432	1,382,385
Commercial and standby letters of credit	—	56,051	56,051
	$20,953	$1,962,210	$1,983,163
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2014 Annual Report on Form 10-K.
Non-GAAP Financial Measure
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at June 30, 2015 (in thousands except share and per share data):

Total stockholders' equity	$2,146,335
Less: goodwill and other intangible assets	78,511
Tangible stockholders' equity	$2,067,824

Common shares issued and outstanding	103,475,912

Book value per common share	$20.74

Tangible book value per common share	$19.98

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
During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of August 2015.

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