Form 10-Q
period 2015-09-30
BankUnited, Inc.
filed 2015-10-30
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 28, 2015
Common Stock, $0.01 Par Value	103,524,426

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks:
Non-interest bearing	$25,262	$46,268
Interest bearing	51,619	33,979
Interest bearing deposits at Federal Reserve Bank	195,533	100,596
Federal funds sold	3,867	6,674
Cash and cash equivalents	276,281	187,517
Investment securities available for sale, at fair value	4,661,446	4,585,694
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	217,945	191,674
Loans held for sale	50,791	1,399
Loans (including covered loans of $854,117 and $1,043,864)	15,431,385	12,414,769
Allowance for loan and lease losses	(118,285)	(95,542)
Loans, net	15,313,100	12,319,227
FDIC indemnification asset	798,223	974,704
Bank owned life insurance	225,089	215,065
Equipment under operating lease, net	401,754	314,558
Other real estate owned (including covered OREO of $9,136 and $13,645)	9,676	13,780
Deferred tax asset, net	154,050	117,215
Goodwill and other intangible assets	78,408	68,414
Other assets	340,908	211,282
Total assets	$22,537,671	$19,210,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,723,347	$2,714,127
Interest bearing	1,362,471	899,696
Savings and money market	7,260,978	5,896,007
Time	4,551,096	4,001,925
Total deposits	15,897,892	13,511,755
Federal Home Loan Bank advances and other borrowings	4,093,816	3,318,559
Other liabilities	335,395	327,681
Total liabilities	20,327,103	17,157,995

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 103,529,759 and 101,656,702 shares issued and outstanding	1,035	1,017
Paid-in capital	1,399,003	1,353,538
Retained earnings	780,011	651,627
Accumulated other comprehensive income	30,519	46,352
Total stockholders' equity	2,210,568	2,052,534
Total liabilities and stockholders' equity	$22,537,671	$19,210,529

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans	$190,294	$171,591	$545,683	$499,558
Investment securities	30,889	27,816	85,393	78,383
Other	2,715	1,815	7,338	5,576
Total interest income	223,898	201,222	638,414	583,517
Interest expense:
Deposits	23,959	19,432	65,818	52,994
Borrowings	10,988	8,541	29,939	24,932
Total interest expense	34,947	27,973	95,757	77,926
Net interest income before provision for loan losses	188,951	173,249	542,657	505,591
Provision for (recovery of) loan losses (including $1,073, $(900), $667 and $793 for covered loans)	17,819	5,387	34,387	20,982
Net interest income after provision for loan losses	171,132	167,862	508,270	484,609
Non-interest income:
Income from resolution of covered assets, net	12,364	14,525	41,261	39,756
Net loss on FDIC indemnification	(15,988)	(16,958)	(53,024)	(39,758)
FDIC reimbursement of costs of resolution of covered assets	134	1,411	841	3,651
Service charges and fees	4,637	4,236	13,580	12,427
Gain on sale of loans, net (including gain related to covered loans of $9,288, $3,667, $26,711 and $22,595)	11,301	3,789	29,690	23,112
Gain on investment securities available for sale, net	2,343	795	5,493	1,156
Lease financing	12,673	4,122	25,954	12,685
Other non-interest income	3,709	2,531	9,177	12,090
Total non-interest income	31,173	14,451	72,972	65,119
Non-interest expense:
Employee compensation and benefits	55,316	50,003	156,640	149,008
Occupancy and equipment	19,103	17,782	56,207	52,245
Amortization of FDIC indemnification asset	28,409	17,948	76,874	48,883
Other real estate owned expense, net (including loss (gain) related to covered OREO of $493, $93, $1,186 and $(2,495))	1,191	1,501	3,468	1,530
Deposit insurance expense	3,615	2,452	9,696	7,015
Professional fees	4,095	3,106	10,073	9,663
Telecommunications and data processing	3,451	3,332	10,267	9,905
Other non-interest expense	17,089	12,809	46,636	39,765
Total non-interest expense	132,269	108,933	369,861	318,014
Income before income taxes	70,036	73,380	211,381	231,714
Provision (benefit) for income taxes	(32,267)	19,813	15,984	74,333
Net income	$102,303	$53,567	$195,397	$157,381
Earnings per common share, basic (see Note 2)	$0.96	$0.51	$1.84	$1.51
Earnings per common share, diluted (see Note 2)	$0.95	$0.51	$1.83	$1.50
Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$102,303	$53,567	$195,397	$157,381
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(5,281)	(14,898)	(3,436)	6,535
Reclassification adjustment for net securities gains realized in income	(1,417)	(488)	(3,323)	(710)
Net change in unrealized gains on securities available for sale	(6,698)	(15,386)	(6,759)	5,825
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(18,139)	391	(21,206)	(12,124)
Reclassification adjustment for net losses realized in income	4,222	4,134	12,132	12,246
Net change in unrealized losses on derivative instruments	(13,917)	4,525	(9,074)	122
Other comprehensive income (loss)	(20,615)	(10,861)	(15,833)	5,947
Comprehensive income	$81,688	$42,706	$179,564	$163,328

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$195,397	$157,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion, net	(123,007)	(204,056)
Provision for loan losses	34,387	20,982
Income from resolution of covered assets, net	(41,261)	(39,756)
Net loss on FDIC indemnification	53,024	39,758
Gain on sale of loans, net	(29,690)	(23,112)
Increase in cash surrender value of bank owned life insurance	(2,324)	(2,264)
Gain on investment securities available for sale, net	(5,493)	(1,156)
(Gain) loss on other real estate owned	1,085	(2,366)
Equity based compensation	12,045	11,629
Depreciation and amortization	30,744	22,808
Deferred income taxes	(24,445)	(31,206)
Proceeds from sale of loans held for sale	119,877	15,726
Loans originated for sale, net of repayments	(86,086)	(17,308)
Realized tax benefits from dividend equivalents and equity based compensation	(276)	(1,483)
Other:
(Increase) decrease in other assets	1,426	(12,692)
Increase in other liabilities	24,753	15,536
Net cash provided by (used in) operating activities	160,156	(51,579)

Cash flows from investing activities:
Net cash paid in business combination	(277,553)	—
Purchase of investment securities	(1,435,456)	(1,115,488)
Proceeds from repayments and calls of investment securities available for sale	424,128	253,947
Proceeds from sale of investment securities available for sale	799,450	203,360
Purchase of non-marketable equity securities	(106,609)	(40,050)
Proceeds from redemption of non-marketable equity securities	80,338	33,067
Purchases of loans	(678,075)	(613,703)
Loan originations, repayments and resolutions, net	(2,066,388)	(1,621,880)
Proceeds from sale of loans, net	152,820	542,741
Decrease in FDIC indemnification asset for claims filed	46,307	94,320
Purchase of premises and equipment, net	(20,421)	(18,525)
Acquisition of equipment under operating lease, net	(151,677)	(51,922)
Proceeds from sale of other real estate owned	13,709	45,947
Other investing activities	(18,376)	(5,297)
Net cash used in investing activities	(3,237,803)	(2,293,483)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	2,386,146	2,301,489
Additions to Federal Home Loan Bank advances and other borrowings	5,630,000	2,600,000
Repayments of Federal Home Loan Bank advances and other borrowings	(4,856,327)	(2,431,308)
Dividends paid	(66,626)	(65,750)
Realized tax benefits from dividend equivalents and equity based compensation	276	1,483
Exercise of stock options	33,162	914
Other financing activities	39,780	33,629
Net cash provided by financing activities	3,166,411	2,440,457
Net increase in cash and cash equivalents	88,764	95,395
Cash and cash equivalents, beginning of period	187,517	252,749
Cash and cash equivalents, end of period	$276,281	$348,144

Supplemental disclosure of cash flow information:
Interest paid	$89,626	$72,667
Income taxes paid	$19,249	$93,053

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$13,656	$21,542
Disbursement of loan proceeds from escrow	$—	$52,500
Dividends declared, not paid	$22,355	$21,966
Proceeds from sale of equipment under operating lease held in escrow	$52,237	$—
Acquisition of assets under capital lease	$—	$9,035

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	101,656,702	$1,017	$1,353,538	$651,627	$46,352	$2,052,534
Comprehensive income	—	—	—	195,397	(15,833)	179,564
Dividends	—	—	—	(67,013)	—	(67,013)
Equity based compensation	662,928	6	12,039	—	—	12,045
Forfeiture of unvested shares	(39,706)	—	—	—	—	—
Exercise of stock options	1,249,835	12	33,150	—	—	33,162
Tax benefits from dividend equivalents and equity based compensation	—	—	276	—	—	276
Balance at September 30, 2015	103,529,759	$1,035	$1,399,003	$780,011	$30,519	$2,210,568

Balance at December 31, 2013	101,013,014	$1,010	$1,334,945	$535,263	$57,480	$1,928,698
Comprehensive income	—	—	—	157,381	5,947	163,328
Dividends	—	—	—	(65,883)	—	(65,883)
Equity based compensation	692,029	7	11,622	—	—	11,629
Forfeiture of unvested shares	(93,951)	(1)	1	—	—	—
Exercise of stock options	54,883	1	913	—	—	914
Tax benefits from dividend equivalents and equity based compensation	—	—	1,483	—	—	1,483
Balance at September 30, 2014	101,665,975	$1,017	$1,348,964	$626,761	$63,427	$2,040,169

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 97 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at September 30, 2015.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected in future periods.
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
September 30, 2015

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2015	2014	2015	2014
Basic earnings per common share:
Numerator:
Net income	$102,303	$53,567	$195,397	$157,381
Distributed and undistributed earnings allocated to participating securities	(4,016)	(2,130)	(7,578)	(6,215)
Income allocated to common stockholders for basic earnings per common share	$98,287	$51,437	$187,819	$151,166
Denominator:
Weighted average common shares outstanding	103,503,425	101,657,560	103,064,484	101,545,930
Less average unvested stock awards	(1,176,288)	(1,175,739)	(1,121,973)	(1,120,393)
Weighted average shares for basic earnings per common share	102,327,137	100,481,821	101,942,511	100,425,537
Basic earnings per common share	$0.96	$0.51	$1.84	$1.51
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$98,287	$51,437	$187,819	$151,166
Adjustment for earnings reallocated from participating securities	25	5	30	14
Income used in calculating diluted earnings per common share	$98,312	$51,442	$187,849	$151,180
Denominator:
Weighted average shares for basic earnings per common share	102,327,137	100,481,821	101,942,511	100,425,537
Dilutive effect of stock options	989,661	140,006	839,518	142,035
Weighted average shares for diluted earnings per common share	103,316,798	100,621,827	102,782,029	100,567,572
Diluted earnings per common share	$0.95	$0.51	$1.83	$1.50
The following potentially dilutive securities were outstanding at September 30, 2015 and 2014, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unvested shares	1,192,732	1,222,148	1,192,732	1,222,148
Stock options and warrants	1,851,376	6,386,424	1,851,376	6,386,424

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$54,947	$339	$—	$55,286
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,267,439	24,783	(461)	1,291,761
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	91,325	1,763	—	93,088
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	110,809	1,947	(22)	112,734
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	494,572	50,969	(998)	544,543
Private label commercial mortgage-backed securities	1,098,343	12,049	(2,438)	1,107,954
Single family rental real estate-backed securities	578,743	136	(6,587)	572,292
Collateralized loan obligations	309,595	150	(2,785)	306,960
Non-mortgage asset-backed securities	57,284	1,950	—	59,234
Preferred stocks	75,823	9,253	—	85,076
State and municipal obligations	175,047	3,362	(218)	178,191
Small Business Administration ("SBA") securities	242,340	4,298	(598)	246,040
Other debt securities	3,818	4,469	—	8,287
	$4,560,085	$115,468	$(14,107)	$4,661,446

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$54,924	$43	$—	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,501,504	29,613	(6,401)	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	101,089	769	—	101,858
Re-Remics	179,664	3,613	(5)	183,272
Private label residential mortgage-backed securities and CMOs	350,300	54,222	(543)	403,979
Private label commercial mortgage-backed securities	1,156,166	10,254	(4,935)	1,161,485
Single family rental real estate-backed securities	446,079	468	(3,530)	443,017
Collateralized loan obligations	174,767	—	(435)	174,332
Non-mortgage asset-backed securities	96,250	3,824	(6)	100,068
Preferred stocks	96,294	9,148	—	105,442
State and municipal obligations	15,317	385	—	15,702
SBA securities	298,424	10,540	(236)	308,728
Other debt securities	3,712	4,416	—	8,128
	$4,474,490	$127,295	$(16,091)	$4,585,694

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Investment securities held to maturity at September 30, 2015 and December 31, 2014 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at September 30, 2015 and December 31, 2014. The bond matures in 2024.
At September 30, 2015, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$627,272	$638,794
Due after one year through five years	2,299,502	2,337,361
Due after five years through ten years	1,090,732	1,114,166
Due after ten years	466,756	486,049
Preferred stocks with no stated maturity	75,823	85,076
	$4,560,085	$4,661,446
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2015 was 3.9 years. The effective duration of the investment portfolio as of September 30, 2015 was 1.5 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for Federal Home Loan Bank ("FHLB") advances, public deposits, interest rate swaps and to secure borrowing capacity at the Federal Reserve Bank ("FRB") totaled $1.2 billion and $1.0 billion at September 30, 2015 and December 31, 2014, respectively.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sale of investment securities available for sale	$324,536	$83,536	$799,450	$203,360

Gross realized gains	$2,343	$795	$5,968	$2,075
Gross realized losses	—	—	(475)	(919)
Gain on investment securities available for sale, net	$2,343	$795	$5,493	$1,156

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$1,276	$(6)	$105,195	$(455)	$106,471	$(461)
Re-Remics	8,004	(22)	—	—	8,004	(22)
Private label residential mortgage-backed securities and CMOs	54,758	(721)	11,715	(277)	66,473	(998)
Private label commercial mortgage-backed securities	271,225	(2,101)	62,726	(337)	333,951	(2,438)
Single family rental real estate-backed securities	308,633	(2,107)	213,699	(4,480)	522,332	(6,587)
Collateralized loan obligations	222,653	(2,175)	49,390	(610)	272,043	(2,785)
State and municipal obligations	14,927	(218)	—	—	14,927	(218)
SBA securities	25,613	(598)	—	—	25,613	(598)
	$907,089	$(7,948)	$442,725	$(6,159)	$1,349,814	$(14,107)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$7,058	$(34)	$300,057	$(6,367)	$307,115	$(6,401)
Re-Remics	—	—	335	(5)	335	(5)
Private label residential mortgage-backed securities and CMOs	60,076	(189)	14,653	(354)	74,729	(543)
Private label commercial mortgage-backed securities	103,900	(1,150)	239,456	(3,785)	343,356	(4,935)
Single family rental real estate-backed securities	233,012	(3,530)	—	—	233,012	(3,530)
Collateralized loan obligations	49,565	(435)	—	—	49,565	(435)
Non-mortgage asset-backed securities	2,796	(6)	—	—	2,796	(6)
SBA securities	49,851	(236)	—	—	49,851	(236)
	$506,258	$(5,580)	$554,501	$(10,511)	$1,060,759	$(16,091)
The Company monitors its investment securities available for sale for other-than-temporary impairment ("OTTI") on an individual security basis. No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2015 or 2014.  The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At September 30, 2015, 47 securities were in unrealized loss positions. The amount of impairment related to eight of these securities was considered insignificant, totaling approximately $76 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

U.S. Government agency and sponsored enterprise residential mortgage-backed securities:
At September 30, 2015, three U.S. Government agency and sponsored enterprise residential mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. The amount of impairment of each of the individual securities was 3% or less of amortized cost.  The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential mortgage-backed securities and CMOs:
At September 30, 2015, five private label residential mortgage-backed securities were in unrealized loss positions.  The unrealized losses were primarily due to widening credit spreads and an increase in medium and long-term market rates subsequent to acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions.  The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of September 30, 2015. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial mortgage-backed securities:
At September 30, 2015, eleven private label commercial mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to widening credit spreads and for certain securities, an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was 1% or less of amortized cost.  These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security.  The results of this analysis were not indicative of expected credit losses.  Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At September 30, 2015, thirteen single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads, leading to increased extension risk. The amount of impairment of each of the individual securities was 2% or less of amortized cost.  Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At September 30, 2015, four collateralized loan obligations were in unrealized loss positions, due to widening credit spreads. The amount of impairment of each of the individual securities was less than 2% of amortized cost. Given the limited severity of impairment, levels of subordination and the results of independent analyses of the credit quality of loans underlying the securities, the impairments were considered to be temporary.
State and municipal obligations:
At September 30, 2015, two state and municipal obligations were in unrealized loss positions. These securities had been in unrealized loss positions for less than six months and the amount of impairment of each of the individual securities was less than 2% of amortized cost. Given the limited severity and duration of impairment and the results of independent credit surveillance, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

SBA securities:
At September 30, 2015, one SBA security was in an unrealized loss position. The amount of impairment was 2% of amortized cost and was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.
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
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,906,939	$—	$738,532	$47,957	$3,693,428	24.0%
Home equity loans and lines of credit	1,121	—	3,456	72,833	77,410	0.5%
	2,908,060	—	741,988	120,790	3,770,838	24.5%
Commercial:
Multi-family	3,021,768	24,588	—	—	3,046,356	19.8%
Commercial real estate
Owner occupied	1,172,156	21,805	—	—	1,193,961	7.8%
Non-owner occupied	2,507,484	25,295	—	—	2,532,779	16.4%
Construction and land	308,512	—	—	—	308,512	2.0%
Commercial and industrial	2,704,590	1,199	—	—	2,705,789	17.6%
Commercial finance subsidiaries	1,802,979	—	—	—	1,802,979	11.7%
	11,517,489	72,887	—	—	11,590,376	75.3%
Consumer	33,250	11	—	—	33,261	0.2%
Total loans	14,458,799	72,898	741,988	120,790	15,394,475	100.0%
Premiums, discounts and deferred fees and costs, net	45,571	—	—	(8,661)	36,910
Loans including premiums, discounts and deferred fees and costs	14,504,370	72,898	741,988	112,129	15,431,385
Allowance for loan and lease losses	(114,800)	—	—	(3,485)	(118,285)
Loans, net	$14,389,570	$72,898	$741,988	$108,644	$15,313,100

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

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
Through three subsidiaries, the Bank provides commercial and municipal equipment financing utilizing both loan and lease structures. At September 30, 2015 and December 31, 2014, the commercial finance subsidiaries portfolio included a net investment in direct financing leases of $444 million and $458 million, respectively.
During the three and nine months ended September 30, 2015 and 2014, the Company purchased 1-4 single family residential loans totaling $243 million, $678 million, $234 million and $614 million, respectively.
At September 30, 2015, the Company had pledged real estate loans with UPB of approximately $8.2 billion and recorded investment of approximately $7.1 billion as security for FHLB advances.
At September 30, 2015 and December 31, 2014, the UPB of ACI loans was $2.2 billion and $2.6 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows (in thousands):

Balance at December 31, 2013	$1,158,572
Reclassifications from non-accretable difference	185,604
Accretion	(338,864)
Balance at December 31, 2014	1,005,312
Reclassifications from non-accretable difference	118,819
Accretion	(216,219)
Balance at September 30, 2015	$907,912

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
UPB of loans sold	$66,129	$71,301	$184,250	$205,570

Cash proceeds, net of transaction costs	$54,209	$52,279	$152,820	$138,726
Recorded investment in loans sold	44,921	36,241	126,109	106,163
Net pre-tax impact on earnings, excluding loss on FDIC indemnification	$9,288	$16,038	$26,711	$32,563

Gain on sale of covered loans, net	$9,288	$3,667	$26,711	$4,624
Proceeds recorded in interest income	—	12,371	—	27,939
	$9,288	$16,038	$26,711	$32,563

Loss on FDIC indemnification, net	$(7,430)	$(4,068)	$(21,476)	$(2,823)

For the three and nine months ended September 30, 2014, covered 1-4 single family residential loans with UPB of $16 million and $45 million were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain on sale of loans, net” in the accompanying consolidated statements of income.
During the nine months ended September 30, 2014, in accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans. These loans were transferred to loans held for sale at the lower of carrying value or fair value, determined at the individual loan level, upon receipt of FDIC approval and sold in 2014. The reduction of carrying value to fair value for specific loans was recognized in the provision for loan losses. The following table summarizes the pre-tax impact of these sales, as reflected in the consolidated statements of income for the nine months ended September 30, 2014 (in thousands):

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

During the nine months ended September 30, 2014, the Company terminated its indirect auto lending activities and sold indirect auto loans with a recorded investment of $302.8 million. The total impact of this transaction on pre-tax earnings was not material.
Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015				2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$13,429	$93,757	$199	$107,385	$14,285	$60,695	$491	$75,471
Provision for (recovery of) loan losses:						14
ACI loans	—	—	—	—		—	—	—
Non-ACI loans	1,089	(16)	—	1,073	(450)	(450)	—	(900)
New loans	191	16,500	55	16,746	355	6,195	(263)	6,287
Total provision	1,280	16,484	55	17,819	(95)	5,745	(263)	5,387
Charge-offs:
ACI loans	—	—	—	—	—	—	—	—
Non-ACI loans	(189)	—	—	(189)	(1,052)	—	—	(1,052)
New loans	—	(6,903)	—	(6,903)	—	(1,469)	(173)	(1,642)
Total charge-offs	(189)	(6,903)	—	(7,092)	(1,052)	(1,469)	(173)	(2,694)
Recoveries:
Non-ACI loans	15	16	—	31	4	450	—	454
New loans	—	137	5	142	—	122	128	250
Total recoveries	15	153	5	173	4	572	128	704
Ending balance	$14,535	$103,491	$259	$118,285	$13,142	$65,543	$183	$78,868

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

	Nine Months Ended September 30,
	2015				2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$11,325	$84,027	$190	$95,542	$15,353	$52,185	$2,187	$69,725
Provision for (recovery of) loan losses:
ACI loans	—	—	—	—	—	1,988	324	2,312
Non-ACI loans	715	(48)	—	667	(1,101)	(418)	—	(1,519)
New loans	3,917	29,762	41	33,720	1,070	20,529	(1,410)	20,189
Total provision	4,632	29,714	41	34,387	(31)	22,099	(1,086)	20,982
Charge-offs:
ACI loans	—	—	—	—	—	(4,881)	(324)	(5,205)
Non-ACI loans	(1,458)	—	—	(1,458)	(2,196)	(490)	—	(2,686)
New loans	—	(11,186)	—	(11,186)	—	(4,286)	(1,083)	(5,369)
Total charge-offs	(1,458)	(11,186)	—	(12,644)	(2,196)	(9,657)	(1,407)	(13,260)
Recoveries:
Non-ACI loans	36	48	—	84	16	476	—	492
New loans	—	888	28	916	—	440	489	929
Total recoveries	36	936	28	1,000	16	916	489	1,421
Ending balance	$14,535	$103,491	$259	$118,285	$13,142	$65,543	$183	$78,868
The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	September 30, 2015				December 31, 2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$14,535	$103,491	$259	$118,285	$11,325	$84,027	$190	$95,542
Ending balance: non-ACI and new loans individually evaluated for impairment	$853	$12,513	$—	$13,366	$1,083	$6,878	$—	$7,961
Ending balance: non-ACI and new loans collectively evaluated for impairment	$13,682	$90,978	$259	$104,919	$10,242	$77,149	$190	$87,581
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$3,485	$—	$—	$3,485	$4,192	$—	$—	$4,192
Ending balance: new loans	$11,050	$103,491	$259	$114,800	$7,133	$84,027	$190	$91,350
Loans:
Ending balance	$3,803,163	$11,595,058	$33,164	$15,431,385	$3,568,529	$8,819,980	$26,260	$12,414,769
Ending balance: non-ACI and new loans individually evaluated for impairment	$9,300	$89,356	$—	$98,656	$6,406	$28,978	$—	$35,384
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,051,875	$11,432,815	$33,153	$14,517,843	$2,664,944	$8,697,600	$26,246	$11,388,790
Ending balance: ACI loans	$741,988	$72,887	$11	$814,886	$897,179	$93,402	$14	$990,595

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

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
The tables below present information about new and non-ACI loans identified as impaired as of the dates indicated (in thousands):

	September 30, 2015			December 31, 2014
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
1-4 single family residential	$109	$104	$—	$—	$—	$—
Multi-family	1,162	1,168	—	—	—	—
Commercial real estate
Owner occupied	6,350	6,173	—	2,984	2,961	—
Non-owner occupied	—	—	—	1,326	1,326	—
Commercial and industrial	4,238	4,236	—	4,830	4,826	—
Commercial finance subsidiaries	2,069	2,057	—	1,790	1,790	—
With a specific allowance recorded:
Commercial and industrial	67,896	67,927	9,488	11,152	11,157	4,054
Commercial finance subsidiaries	7,641	7,616	3,025	6,896	6,896	2,824
Total:
Residential	$109	$104	$—	$—	$—	$—
Commercial	89,356	89,177	12,513	28,978	28,956	6,878
	$89,465	$89,281	$12,513	$28,978	$28,956	$6,878
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$417	$494	$—	$358	$426	$—
Home equity loans and lines of credit	1,610	1,637	—	1,621	1,647	—
With a specific allowance recorded:
1-4 single family residential	3,056	3,618	608	3,493	4,158	945
Home equity loans and lines of credit	4,108	4,177	245	934	949	138
Total:
Residential	$9,191	$9,926	$853	$6,406	$7,180	$1,083
Commercial	—	—	—	—	—	—
	$9,191	$9,926	$853	$6,406	$7,180	$1,083
One non-owner occupied commercial real estate ACI loan modified in a TDR with a carrying value of $503 thousand was impaired as of September 30, 2015. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

 The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015			2014
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$110	$3,490	$—	$—	$3,727	$—
Home equity loans and lines of credit	—	5,004	—	—	2,719	—
	110	8,494	—	—	6,446	—
Commercial:
Multi-family	581	—	—	—	—	—
Commercial real estate
Owner occupied	6,066	—	—	3,416	—	—
Non-owner occupied	—	—	505	1,370	—	—
Commercial and industrial	50,955	—	—	15,105	—	—
Commercial finance subsidiaries	15,839	—	—	1,096	—	—
	73,441	—	505	20,987	—	—
	$73,551	$8,494	$505	$20,987	$6,446	$—

	Nine Months Ended September 30,
	2015			2014
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$92	$3,675	$—	$—	$3,723	$—
Home equity loans and lines of credit	—	4,067	—	—	2,383	—
	92	7,742	—	—	6,106	—
Commercial:
Multi-family	194	—	—	—	—	870
Commercial real estate
Owner occupied	4,732	—	—	2,941	—	661
Non-owner occupied	653	—	422	1,400	—	8,205
Construction and land	—	—	—	—	—	563
Commercial and industrial	29,629	—	—	14,827	499	983
Commercial finance subsidiaries	16,581	—	—	1,179	—	—
	51,789	—	422	20,347	499	11,282
	$51,881	$7,742	$422	$20,347	$6,605	$11,282

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of the dates indicated (in thousands):

	September 30, 2015		December 31, 2014
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$1,098	$793	$49	$604
Home equity loans and lines of credit	—	3,878	—	3,808
	1,098	4,671	49	4,412
Commercial:
Multi-family	1,162	—	—	—
Commercial real estate
Owner occupied	7,457	—	3,362	—
Non-owner occupied	—	—	1,326	—
Construction and land	—	—	209	—
Commercial and industrial	75,082	—	13,666	—
Commercial finance subsidiaries	10,147	—	9,226	—
	93,848	—	27,789	—
Consumer	8	—	173	—
	$94,954	$4,671	$28,011	$4,412
There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at September 30, 2015 or December 31, 2014. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms is not material.
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
September 30, 2015

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	September 30, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$81,891	$99,601	$141,762	$680,119	$1,003,373
60% - 70%	72,486	74,220	110,470	498,046	755,222
70% - 80%	57,031	108,002	205,775	773,218	1,144,026
More than 80%	26,780	3,984	3,515	11,025	45,304
	$238,188	$285,807	$461,522	$1,962,408	$2,947,925

	December 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$64,590	$79,518	$128,115	$596,843	$869,066
60% - 70%	55,075	63,642	102,054	424,487	645,258
70% - 80%	43,316	98,052	170,305	650,165	961,838
More than 80%	28,218	3,261	3,450	11,747	46,676
	$191,199	$244,473	$403,924	$1,683,242	$2,522,838

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Commercial credit exposure, based on internal risk rating:

	September 30, 2015
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$3,025,397	$1,142,911	$2,502,842	$307,683	$2,551,418	$1,778,635	$11,308,886
Special mention	—	7,976	—	—	33,844	19,941	61,761
Substandard	1,566	20,481	436	183	106,194	10,194	139,054
Doubtful	—	191	—	—	9,068	3,211	12,470
	$3,026,963	$1,171,559	$2,503,278	$307,866	$2,700,524	$1,811,981	$11,522,171
ACI loans:
Pass	$22,637	$20,959	$24,665	$—	$1,169	$—	$69,430
Special mention	—	846	503	—	—	—	1,349
Substandard	1,951	—	127	—	30	—	2,108
Doubtful	—	—	—	—	—	—	—
	$24,588	$21,805	$25,295	$—	$1,199	$—	$72,887

	December 31, 2014
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Finance Subsidiaries	Total
New loans:
Pass	$1,930,324	$995,062	$1,750,753	$166,929	$2,364,792	$1,441,670	$8,649,530
Special mention	—	8,303	—	—	9,165	7,155	24,623
Substandard	408	6,426	1,326	209	21,501	11,044	40,914
Doubtful	—	—	—	—	5,121	6,390	11,511
	$1,930,732	$1,009,791	$1,752,079	$167,138	$2,400,579	$1,466,259	$8,726,578
ACI loans:
Pass	$22,762	$34,440	$30,101	$2,007	$1,156	$—	$90,466
Special mention	—	—	509	—	—	—	509
Substandard	2,202	—	152	—	67	—	2,421
Doubtful	—	—	—	—	6	—	6
	$24,964	$34,440	$30,762	$2,007	$1,229	$—	$93,402

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	September 30, 2015					December 31, 2014
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
New loans:
1-4 single family residential	$2,940,084	$6,744	$1,004	$93	$2,947,925	$2,518,357	$4,432	$—	$49	$2,522,838
Home equity loans and lines of credit	1,121	—	—	—	1,121	1,827	—	—	—	1,827
Multi-family	3,025,801	—	—	1,162	3,026,963	1,929,546	1,186	—	—	1,930,732
Commercial real estate
Owner occupied	1,167,170	776	128	3,485	1,171,559	1,008,576	836	—	379	1,009,791
Non-owner occupied	2,503,278	—	—	—	2,503,278	1,752,079	—	—	—	1,752,079
Construction and land	307,866	—	—	—	307,866	167,138	—	—	—	167,138
Commercial and industrial	2,687,025	1,360	2,830	9,309	2,700,524	2,396,549	1,696	327	2,007	2,400,579
Commercial finance subsidiaries	1,802,863	4,089	—	5,029	1,811,981	1,458,890	5,208	246	1,915	1,466,259
Consumer	33,105	23	25	—	33,153	26,116	2	10	118	26,246
	$14,468,313	$12,992	$3,987	$19,078	$14,504,370	$11,259,078	$13,360	$583	$4,468	$11,277,489
Non-ACI loans:
1-4 single family residential	$39,098	$614	$387	$407	$40,506	$45,959	$602	$563	$41	$47,165
Home equity loans and lines of credit	65,376	2,489	361	3,397	71,623	93,427	1,739	546	3,808	99,520
	$104,474	$3,103	$748	$3,804	$112,129	$139,386	$2,341	$1,109	$3,849	$146,685
ACI loans:
1-4 single family residential	$699,193	$14,421	$4,849	$20,069	$738,532	$829,412	$18,463	$4,689	$21,958	$874,522
Home equity loans and lines of credit	3,042	103	35	276	3,456	20,474	558	125	1,500	22,657
Multi-family	24,588	—	—	—	24,588	24,964	—	—	—	24,964
Commercial real estate
Owner occupied	21,805	—	—	—	21,805	34,440	—	—	—	34,440
Non-owner occupied	18,818	6,477	—	—	25,295	30,746	9	—	7	30,762
Construction and land	—	—	—	—	—	2,007	—	—	—	2,007
Commercial and industrial	1,199	—	—	—	1,199	1,196	3	—	30	1,229
Consumer	11	—	—	—	11	14	—	—	—	14
	$768,656	$21,001	$4,884	$20,345	$814,886	$943,253	$19,033	$4,814	$23,495	$990,595
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $20 million and $23 million, respectively, at September 30, 2015 and December 31, 2014.
Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other real estate owned" in the accompanying consolidated balance sheets totaled $9 million and $14 million at September 30, 2015 and December 31, 2014,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

respectively. The recorded investment in residential mortgage loans in the process of foreclosure at September 30, 2015 and December 31, 2014 totaled $13 million and $16 million, respectively, all of which were covered loans.
Troubled debt restructurings:
Modifications during the three and nine months ended September 30, 2015 and 2014 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. Because of the immateriality of the number and dollar amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL at September 30, 2015 and 2014 or for the three and nine month periods then ended.
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
In addition, recoveries of previously indemnified losses on commercial loans and gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the consolidated balance sheet at September 30, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$(1,038)	$886	$(152)	$900	$(782)	$118
Income from resolution of covered assets, net	12,364	(9,839)	2,525	14,525	(12,016)	2,509
Gain on sale of covered loans	9,288	(7,430)	1,858	3,667	(4,068)	(401)
Gain on covered investment securities available for sale	—	—	—	209	(167)	42
Loss on covered OREO	(493)	395	(98)	(93)	75	(18)
	$20,121	$(15,988)	$4,133	$19,208	$(16,958)	$2,250

	Nine Months Ended September 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans (1)	$(565)	$506	$(59)	$(793)	$842	$49
Income from resolution of covered assets, net	41,261	(32,870)	8,391	39,756	(31,413)	8,343
Gain on sale of covered loans	26,711	(21,476)	5,235	22,595	(7,352)	15,243
Gain on covered investment securities available for sale	—	—	—	209	(167)	42
Gain (loss) on covered OREO	(1,186)	816	(370)	2,495	(1,668)	827
	$66,221	$(53,024)	$13,197	$64,262	$(39,758)	$24,504

(1)
Transaction income for the three and nine months ended September 30, 2015 includes a recovery of $35 thousand and $102 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statement of income.

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the nine months ended September 30, 2015 and the year ended December 31, 2014, were as follows (in thousands):

Balance at December 31, 2013	$1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(76,874)
Reduction for claims filed	(46,307)
Net loss on FDIC indemnification	(53,024)
Balance at September 30, 2015	$798,130
The balance at September 30, 2015 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$798,223
Other liabilities	(93)
$798,130
Note 6    Income Taxes
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company’s effective income tax rate for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax expense calculated at the statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Income not subject to tax	(4.9)%	(3.5)%	(4.7)%	(3.1)%
State income taxes, net of federal tax benefit	5.4%	1.4%	4.7%	2.7%
Uncertain tax positions - lapse of statute of limitations	(8.4)%	(6.8)%	(2.9)%	(2.2)%
Discrete tax benefit - increase in basis of certain assets	(70.4)%	—%	(23.3)%	—%
Other, net	(2.8)%	0.9%	(1.2)%	(0.3)%
	(46.1)%	27.0%	7.6%	32.1%
A discrete income tax benefit of $49.3 million was recognized in the three months ended September 30, 2015. The tax benefit, predicated on clarifying guidance issued by the IRS in 2015, relates to the Company's ability to claim additional tax basis in certain assets acquired in the FSB Acquisition. The additional tax basis will result in increased taxable losses or reduced taxable income upon the final disposition of those assets.
The Company has a liability for unrecognized tax benefits relating to uncertain state income tax positions in several jurisdictions. The Company's liability for unrecognized tax benefits was reduced by $5.9 million and $5.0 million, net of federal income tax benefit, in the three months ended September 30, 2015 and 2014, respectively, as a result of the lapse of the statute of limitations. The liability for unrecognized tax benefits was increased by $8.1 million and $15.6 million, net of federal income tax benefit, in the three months ended September 30, 2015 and 2014, respectively, related to uncertain income tax positions taken on certain amended and recently filed state income tax returns.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the nine months ended September 30, 2015 and 2014 was not material.
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
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2015
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	0.1	$225,000	Other liabilities	$—	$(5,752)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.62%	3-Month Libor	2.6	1,705,000	Other liabilities	—	(24,791)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	11.7	300,000	Other liabilities	—	(28,999)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.33%	Indexed to 1-month Libor	6.8	569,239	Other liabilities	—	(37,694)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.33%	6.8	569,239	Other assets	37,694	—
Interest rate caps purchased, indexed to 1-month Libor			2.92%	2.2	105,000	Other assets	104	—
Interest rate caps sold, indexed to 1-month Libor		2.92%		2.2	105,000	Other liabilities	—	(104)
					$3,578,478		$37,798	$(97,340)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

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
The following table provides information about gains and losses related to interest rate contract derivative instruments designated as cash flow hedges for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of loss reclassified from AOCI into interest expense during the period (effective portion)	$(6,978)	$(6,729)	$(20,052)	$(19,936)
Amount of gain (loss) recognized in income during the period (ineffective portion)	$—	$—	$—	$—
During the nine months ended September 30, 2015 and 2014, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2015, the amount expected to be reclassified from AOCI into income during the next twelve months was $18.4 million.
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

	September 30, 2015
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$104	$—	$104	$(104)	$—	$—
Derivative liabilities	(97,236)	—	(97,236)	104	97,121	(11)
	$(97,132)	$—	$(97,132)	$—	$97,121	$(11)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

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
At September 30, 2015, the Company has pledged investment securities available for sale with a carrying amount of $67 million and cash on deposit of $52 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted by the Company varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 75 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $3 million at September 30, 2015 and December 31, 2014. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $2 million and $1 million at September 30, 2015 and December 31, 2014, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at September 30, 2015 and December 31, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(8,727)	$3,446	$(5,281)	$(24,263)	$9,365	$(14,898)
Amounts reclassified to gain on investment securities available for sale, net	(2,343)	926	(1,417)	(795)	307	(488)
Net change in unrealized gains on investment securities available for sale	(11,070)	4,372	(6,698)	(25,058)	9,672	(15,386)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(29,983)	11,844	(18,139)	636	(245)	391
Amounts reclassified to interest expense on deposits	1,449	(572)	877	1,427	(550)	877
Amounts reclassified to interest expense on borrowings	5,529	(2,184)	3,345	5,302	(2,045)	3,257
Net change in unrealized losses on derivative instruments	(23,005)	9,088	(13,917)	7,365	(2,840)	4,525
Other comprehensive loss	$(34,075)	$13,460	$(20,615)	$(17,693)	$6,832	$(10,861)

	Nine Months Ended September 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(4,352)	$916	$(3,436)	$10,624	$(4,089)	$6,535
Amounts reclassified to gain on investment securities available for sale, net	(5,493)	2,170	(3,323)	(1,156)	446	(710)
Net change in unrealized gains on investment securities available for sale	(9,845)	3,086	(6,759)	9,468	(3,643)	5,825
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(35,534)	14,328	(21,206)	(19,738)	7,614	(12,124)
Amounts reclassified to interest expense on deposits	4,302	(1,699)	2,603	4,234	(1,633)	2,601
Amounts reclassified to interest expense on borrowings	15,750	(6,221)	9,529	15,702	(6,057)	9,645
Net change in unrealized losses on derivative instruments	(15,482)	6,408	(9,074)	198	(76)	122
Other comprehensive income (loss)	$(25,327)	$9,494	$(15,833)	$9,666	$(3,719)	$5,947

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive loss	(6,759)	(9,074)	(15,833)
Balance at September 30, 2015	$61,563	$(31,044)	$30,519

Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive income	5,825	122	5,947
Balance at September 30, 2014	$74,578	$(11,151)	$63,427

Note 9    Equity Based Compensation
During the nine months ended September 30, 2015, the Company granted 621,283 unvested share awards under the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the “2010 Plan”) and 41,645 unvested share awards under the BankUnited, Inc. 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $31.35 to $36.50 for a weighted average grant date fair value of $32.04 and an aggregate fair value of $21.2 million. The total unrecognized compensation cost of $24.2 million for all unvested share awards outstanding at September 30, 2015 will be recognized over a weighted average remaining period of 2.0 years.
During the nine months ended September 30, 2014, the Company granted 692,029 unvested share awards under the 2010 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $30.34 to $34.04 for a weighted average grant date fair value of $31.72 and an aggregate fair value of $22.0 million.
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
September 30, 2015

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
Servicing rights—Servicing rights for SBA loans are valued using a discounted cash flow methodology incorporating contractually specified servicing fees and market based assumptions about prepayments, default rates and costs of servicing. Prepayment and default assumptions are based on historical industry data for loans with similar characteristics. Assumptions about costs of servicing are based on market convention. Discount rates are based on rates of return implied by observed trades of underlying loans in the secondary market. The significant inputs to the valuation model are based on observable market data, therefore, these fair value measurements are classified within level 2 of the fair value hierarchy.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

 The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$55,286	$—	$—	$55,286
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,291,761	—	1,291,761
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	93,088	—	93,088
Re-Remics	—	112,734	—	112,734
Private label residential mortgage-backed securities and CMOs	—	396,805	147,738	544,543
Private label commercial mortgage-backed securities	—	1,107,954	—	1,107,954
Single family rental real estate-backed securities	—	572,292	—	572,292
Collateralized loan obligations	—	306,960	—	306,960
Non-mortgage asset-backed securities	—	59,234	—	59,234
Preferred stocks	84,220	856	—	85,076
State and municipal obligations	—	178,191	—	178,191
SBA securities	—	246,040	—	246,040
Other debt securities	—	3,580	4,707	8,287
Servicing rights	—	11,152	—	11,152
Derivative assets		37,798	13	37,811
Total assets at fair value	$139,506	$4,418,445	$152,458	$4,710,409
Derivative liabilities	$—	$97,340	$18	$97,358
Total liabilities at fair value	$—	$97,340	$18	$97,358

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

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
There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2015 and 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015			2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets (Liabilities), Net	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets, Net
Balance at beginning of period	$155,908	$4,793	$115	$180,921	$4,710	$47
Gains (losses) for the period included in:
Net income	—	—	(120)	—	—	8
Other comprehensive income	(1,885)	(98)	—	(2,052)	202	—
Discount accretion	1,577	36	—	1,979	33	—
Purchases or additions	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(7,862)	(24)	—	(6,822)	(21)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$147,738	$4,707	$(5)	$174,026	$4,924	$55

	Nine Months Ended September 30,
	2015			2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets (Liabilities), Net	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets, Net
Balance at beginning of period	$168,077	$4,918	$48	$199,408	$4,601	$32
Gains (losses) for the period included in:
Net income	—	—	(53)	—	—	23
Other comprehensive income	(4,709)	(248)	—	(3,277)	257	—
Discount accretion	4,980	108	—	6,155	150	—
Purchases or additions	—	—	—	—	—	—
Sales	—	—	—	(7,787)	—	—
Settlements	(20,610)	(71)	—	(20,473)	(84)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$147,738	$4,707	$(5)	$174,026	$4,924	$55

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2015 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities and CMOs with a fair value of $148 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential mortgage-backed securities consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

September 30, 2015 were 15.9%, 12.2% and 1.6% for investment grade, non-investment grade and option-arm securities, respectively. There were $29 million of option-arm securities with a subordination level of zero at September 30, 2015.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential mortgage-backed securities and CMOs falling within level 3 of the fair value hierarchy as of September 30, 2015 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2015
Investment grade	$69,869	Discounted cash flow	Voluntary prepayment rate	3.65% - 10.46% (8.47%)
			Probability of default	0.03% - 8.36% (2.16%)
			Loss severity	0.00% - 25.84% (2.62%)

Non-investment grade	$47,423	Discounted cash flow	Voluntary prepayment rate	4.51% - 11.81% (7.42%)
			Probability of default	0.02% - 14.62% (2.79%)
			Loss severity	0.00% - 52.31% (3.06%)

Option-arm (non-investment grade)	$30,446	Discounted cash flow	Voluntary prepayment rate	2.81% - 3.02% (2.86%)
			Probability of default	2.59% - 7.70% (6.40%)
			Loss severity	19.00% - 21.71% (19.69%)
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
Residential mortgage servicing rights - Fair value is estimated using a discounted cash flow technique that incorporates market‑based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults. No adjustments to fair value were recognized during the nine months ended September 30, 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2015

 The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	September 30, 2015				Gains (Losses) from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
OREO	$—	$—	$6,899	$6,899	(146)	$(538)
Impaired loans	$—	$—	$59,564	$59,564	(3,871)	$(16,995)
Residential mortgage servicing rights	$—	$8,622	$—	$8,622	(20)	$(20)

	September 30, 2014				Gains (Losses) from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
OREO	$—	$—	$13,026	$13,026	$(699)	$(2,129)
Impaired loans	$—	$—	$13,247	$13,247	$1,614	$2,751
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$276,281	$276,281	$187,517	$187,517
Investment securities available for sale	1/2/3	4,661,446	4,661,446	4,585,694	4,585,694
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	217,945	217,945	191,674	191,674
Loans held for sale	2	50,791	53,633	1,399	1,445
Loans:
Covered	3	850,632	1,513,247	1,039,672	1,763,132
Non-covered	3	14,462,468	14,758,109	11,279,555	11,443,408
FDIC Indemnification asset	3	798,223	440,450	974,704	595,847
Accrued interest receivable	2	43,828	43,828	32,636	32,636
Derivative assets	2/3	37,811	37,811	29,814	29,814
Liabilities:
Demand, savings and money market deposits	2	$11,346,796	$11,346,796	$9,509,830	$9,509,830
Time deposits	2	4,551,096	4,571,823	4,001,925	4,017,476
FHLB advances and other borrowings	2	4,093,816	4,099,558	3,318,559	3,320,338
Accrued interest payable	2	2,829	2,829	1,997	1,997
Derivative liabilities	2/3	97,358	97,358	69,178	69,178
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
September 30, 2015

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
ACI and non-ACI loans
Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, estimated collateral values, estimated default probability and loss severity given default, internal risk rating, whether the interest rate is fixed or variable, term of loan and whether or not the loan is amortizing. The fair values of loans accounted for in pools are estimated on a pool basis. Other loans may be grouped based on risk characteristics and fair value estimated in the aggregate when applying discounted cash flow valuation techniques. Discount rates for residential loans are based on observable fixed income market data for products with similar credit characteristics. Discount rates for commercial loans reflect indicative yields based on pricing obtained in the commercial loan sale in 2014, adjusted for changes in market rates subsequent to the sale.
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
September 30, 2015

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
Commercial and standby letters of credit
Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support trade transactions or guarantee arrangements. Fees collected on standby letters of credit represent the fair value of those commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Total lending related commitments outstanding at September 30, 2015 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$666,356	$666,356
Commitments to purchase loans	—	129,215	129,215
Unfunded commitments under lines of credit	19,285	1,471,154	1,490,439
Commercial and standby letters of credit	—	59,533	59,533
	$19,285	$2,326,258	$2,345,543
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
September 30, 2015

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2015 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014  (the "2014 Annual Report on Form 10-K”).
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
Performance highlights include:

•
Net income for the quarter ended September 30, 2015 was $102.3 million or $0.95 per diluted share as compared to $53.6 million or $0.51 per diluted share for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, net income was $195.4 million or $1.83 per diluted share compared to $157.4 million or $1.50 per diluted share for the nine months ended September 30, 2014. Earnings for the nine months ended September 30, 2015 generated a return on average stockholders' equity of 12.21% and a return on average assets of 1.26%. Excluding the impact of a discrete income tax benefit and related professional fees, return on average stockholders' equity and return on average assets were 0.95% and 9.18%, respectively, for the nine months ended September 30, 2015.

•
Earnings for the quarter ended September 30, 2015 benefited from a discrete income tax benefit of $49.3 million related to the Company’s ability to claim additional tax basis in certain assets acquired in the FSB Acquisition. Excluding the impact of this discrete income tax benefit and related professional fees of $1.3 million, diluted earnings per share for the quarter and nine months ended September 30, 2015 were $0.50 and $1.37, respectively.

•
New loans and leases, including equipment under operating lease, grew by $1.2 billion during the third quarter of 2015. For the nine months ended September 30, 2015, new loans and leases increased by $3.3 billion, including $174 million of loans that were part of the SBF acquisition.

•	Total deposits increased by $651 million for the quarter ended September 30, 2015 to $15.9 billion.

•
Net interest income increased by $15.7 million to $189.0 million for the quarter ended September 30, 2015 from $173.2 million for the quarter ended September 30, 2014. Interest income increased by $22.7 million primarily as a result of an increase in the average balance of loans outstanding, partially offset by a decline in the yield on loans. Interest expense increased by $7.0 million due primarily to an increase in average interest bearing liabilities.

•
The net interest margin, calculated on a tax-equivalent basis, was 3.88% for the quarter ended September 30, 2015 compared to 4.58% for the quarter ended September 30, 2014 and 3.95% for the immediately preceding quarter ended June 30, 2015. The net interest margin, calculated on a tax-equivalent basis, was 3.95% for the nine months ended September 30, 2015 compared to 4.75% for the nine months ended September 30, 2014. The net interest margin continues to be impacted by the origination of new loans at current market yields lower than those on loans acquired in the FSB Acquisition.

•
Asset quality remained strong, with a ratio of non-performing, non-covered assets to total assets of 0.44% and a ratio of non-performing, non-covered loans to total non-covered loans of 0.66% at September 30, 2015. The ratio of non-performing assets to total assets was 0.52% and the ratio of non-performing loans to total loans was 0.67% at September 30, 2015.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 9.7%, a Common Equity Tier 1 ("CET1") risk-based capital ratio of 13.5%, a Tier 1 risk-based capital ratio of 13.5% and a Total risk-based capital ratio of 14.3% at September 30, 2015.

•	Book value and tangible book value per common share grew to $21.35 and $20.59, respectively, at September 30, 2015.
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
Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 5.3% and 8.0%, of total loans, including premiums, discounts and deferred fees and costs, at September 30, 2015 and December 31, 2014, respectively. As this trend continues, we expect our net interest margin and interest rate spread to continue to decrease, although at a declining rate.
Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. The UPB of loans remaining in this pool was insignificant at September 30, 2015.
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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$14,682,712	$194,286	5.27%	$10,769,828	$174,504	6.46%
Investment securities (3)	4,832,109	31,970	2.65%	4,193,309	28,556	2.72%
Other interest earning assets	460,964	2,715	2.34%	473,419	1,815	1.52%
Total interest earning assets	19,975,785	228,971	4.57%	15,436,556	204,875	5.29%
Allowance for loan and lease losses	(110,233)			(78,219)
Non-interest earning assets	1,998,023			1,886,180
Total assets	$21,863,575			$17,244,517
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,352,069	1,547	0.45%	$791,648	815	0.41%
Savings and money market deposits	7,074,730	10,013	0.56%	5,169,380	6,929	0.53%
Time deposits	4,396,640	12,399	1.12%	3,934,361	11,688	1.18%
Total interest bearing deposits	12,823,439	23,959	0.74%	9,895,389	19,432	0.78%
FHLB advances and other borrowings	3,892,933	10,988	1.12%	2,620,323	8,541	1.29%
Total interest bearing liabilities	16,716,372	34,947	0.83%	12,515,712	27,973	0.89%
Non-interest bearing demand deposits	2,678,429			2,447,150
Other non-interest bearing liabilities	290,758			257,053
Total liabilities	19,685,559			15,219,915
Stockholders' equity	2,178,016			2,024,602
Total liabilities and stockholders' equity	$21,863,575			$17,244,517
Net interest income		$194,024			$176,902
Interest rate spread			3.74%			4.40%
Net interest margin			3.88%			4.58%

(1)	On a tax-equivalent basis where applicable

(2)	Annualized

(3)	At fair value except for securities held to maturity

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$13,721,518	$556,919	5.42%	$10,188,110	$507,309	6.65%
Investment securities (3)	4,631,331	88,084	2.54%	3,844,005	80,415	2.79%
Other interest earning assets	466,947	7,338	2.10%	439,090	5,576	1.70%
Total interest earning assets	18,819,796	652,341	4.63%	14,471,205	593,300	5.47%
Allowance for loan and lease losses	(104,210)			(74,478)
Non-interest earning assets	1,969,880			1,929,339
Total assets	$20,685,466			$16,326,066
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,129,288	3,880	0.46%	$731,712	2,270	0.41%
Savings and money market deposits	6,601,070	26,700	0.54%	4,915,728	18,312	0.50%
Time deposits	4,210,793	35,238	1.12%	3,643,425	32,412	1.19%
Total interest bearing deposits	11,941,151	65,818	0.74%	9,290,865	52,994	0.76%
FHLB advances and other borrowings	3,626,804	29,939	1.10%	2,545,148	24,932	1.31%
Total interest bearing liabilities	15,567,955	95,757	0.82%	11,836,013	77,926	0.88%
Non-interest bearing demand deposits	2,698,570			2,270,947
Other non-interest bearing liabilities	280,208			219,794
Total liabilities	18,546,733			14,326,754
Stockholders' equity	2,138,733			1,999,312
Total liabilities and stockholders' equity	$20,685,466			$16,326,066
Net interest income		$556,584			$515,374
Interest rate spread			3.81%			4.59%
Net interest margin			3.95%			4.75%

(1)	On a tax-equivalent basis where applicable

(2)	Annualized

(3)	At fair value except for securities held to maturity

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Net interest income, calculated on a tax-equivalent basis, was $194.0 million for the three months ended September 30, 2015 compared to $176.9 million for the three months ended September 30, 2014, an increase of $17.1 million. The increase in net interest income was comprised of an increase in interest income of $24.1 million, offset by an increase in interest expense of $7.0 million.
The increase in tax-equivalent interest income resulted primarily from a $19.8 million increase in interest income from loans.
Increased interest income from loans was attributable to a $3.9 billion increase in the average balance outstanding partially offset by a 1.19% decrease in the tax-equivalent yield to 5.27% for the three months ended September 30, 2015 from 6.46% for the three months ended September 30, 2014. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended September 30, 2015 than for the comparable period in 2014. New loans represented 93.4% of the average balance of loans outstanding for the three months ended September 30, 2015 compared to 88.5% for the three months ended September 30, 2014. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•	The tax-equivalent yield on new loans declined to 3.48% for the three months ended September 30, 2015 from 3.58% for the three months ended September 30, 2014.

•
Interest income on loans acquired in the FSB Acquisition totaled $74.1 million and $88.6 million for the three months ended September 30, 2015 and 2014, respectively. The tax-equivalent yield on those loans increased to 30.75% for the three months ended September 30, 2015 from 28.68% for the three months ended September 30, 2014. The increase in the yield on loans acquired in the FSB Acquisition resulted from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield for ACI loans, offset in part by decreases in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero. Interest income on loans included $12.4 million in proceeds from sales of loans from the zero carrying value pool for the three months ended September 30, 2014. No loans were sold from the zero carrying value pool in the three months ended September 30, 2015.

The average balance of investment securities increased by $639 million for the three months ended September 30, 2015 from the comparable period in 2014 while the tax-equivalent yield declined to 2.65% for three months ended September 30, 2015 from 2.72% for three months ended September 30, 2014.
The components of the increase in interest expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 were a $4.5 million increase in interest expense on deposits and a $2.4 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.9 billion in average interest bearing deposits.
The increase in interest expense on FHLB advances and other borrowings was driven by an increase in the average balance of $1.3 billion, offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances and other borrowings declined by 0.17% to 1.12% for the three months ended September 30, 2015 from 1.29% for the three months ended September 30, 2014. This decline reflected the impact of the maturity of higher rate advances and the addition of new advances at lower market interest rates.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended September 30, 2015 was 3.88% as compared to 4.58% for the three months ended September 30, 2014. The interest rate spread decreased to 3.74% for the three months ended September 30, 2015 from 4.40% for the three months ended September 30, 2014. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and borrowings, as discussed above. We expect the net interest margin and interest rate spread to continue to decline as the composition of the loan portfolio shifts away from higher yielding loans acquired in the FSB Acquisition into new loans originated at lower current market rates of interest.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Net interest income, calculated on a tax-equivalent basis, was $556.6 million for the nine months ended September 30, 2015 compared to $515.4 million for the nine months ended September 30, 2014, an increase of $41.2 million. The increase in net interest income was comprised of an increase in interest income of $59.0 million, offset by an increase in interest expense of $17.8 million.
The increase in tax-equivalent interest income resulted primarily from a $49.6 million increase in interest income from loans and a $7.7 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.5 billion increase in the average balance outstanding partially offset by a 1.23% decrease in the tax-equivalent yield to 5.42% for the nine months ended September 30, 2015 from 6.65% for the nine months ended September 30, 2014. Offsetting factors contributing to the overall decline in the yield on loans were consistent with those indicated for the three month periods above.
New loans represented 92.4% of the average balance of loans outstanding for the nine months ended September 30, 2015 compared to 86.9% for the nine months ended September 30, 2014. The tax-equivalent yield on new loans declined to 3.49% for the nine months ended September 30, 2015 from 3.58% for the nine months ended September 30, 2014.
Interest income on loans acquired in the FSB Acquisition totaled $222.6 million and $269.7 million for the nine months ended September 30, 2015 and 2014, respectively. The tax-equivalent yield on those loans increased to 28.69% for the nine months ended September 30, 2015 from 27.07% for the nine months ended September 30, 2014. Interest income on loans included $27.9 million in proceeds from sales of loans from the zero carrying value pool for the nine months ended September 30, 2014. No loans were sold from the zero carrying value pool in the nine months ended September 30, 2015.

The average balance of investment securities increased by $787 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 while the tax-equivalent yield declined to 2.54% for the nine months ended September 30, 2015 from 2.79% for nine months ended September 30, 2014. The decline in tax-equivalent yield reflects (i) the impact of the addition of new, relatively short duration securities at current market yields while securities purchased in a higher interest rate environment continue to amortize and (ii) adjustments resulting from changes in prepayment speeds for certain securities.
The components of the increase in interest expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 were a $12.8 million increase in interest expense on deposits and a $5.0 million increase in interest expense on FHLB advances and other borrowings. The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.7 billion in average interest bearing deposits.
The increase in interest expense on FHLB advances and other borrowings was driven by an increase in the average balance of $1.1 billion, offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances and other borrowings declined by 0.21% to 1.10% for the nine months ended September 30, 2015 from 1.31% for the nine months ended September 30, 2014.
The net interest margin, calculated on a tax-equivalent basis, for the nine months ended September 30, 2015 was 3.95% as compared to 4.75% for the nine months ended September 30, 2014. The interest rate spread decreased to 3.81% for the nine months ended September 30, 2015 from 4.59% for the nine months ended September 30, 2014. The declines in net interest margin and interest rate spread resulted primarily from the same factors as for the three month periods discussed above.
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
For the three months ended September 30, 2015 and 2014, we recorded provisions for loan losses of $16.7 million and $6.3 million, respectively, related to new loans. For the nine months ended September 30, 2015 and 2014, we recorded provisions for loan losses of $33.7 million and $20.2 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves. The provision for loan losses for the three and nine months ended September 30, 2015 was impacted by a specific reserve of $6.3 million related to one commercial relationship. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
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
As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on the FDIC indemnification asset, recorded in non-interest income. For the three months ended September 30, 2015 and 2014, we recorded provisions for (recoveries of) losses on covered loans of $1.1 million and $(0.9) million, respectively. For the nine months ended September 30, 2015 and 2014, we recorded provisions for losses on covered loans of $0.7 million and $0.8 million, respectively.
Non-Interest Income
The Company reported non-interest income of $31.2 million and $14.5 million for the three months ended September 30, 2015 and 2014, respectively. Non-interest income was $73.0 million and $65.1 million for the nine months ended September 30, 2015 and 2014, respectively. Although the amounts are generally declining, a significant portion of our non-interest income relates to transactions in the covered assets, including the resolution of assets covered by our Loss Sharing Agreements with the FDIC and gains and losses on the covered assets. We have broken out the significant categories of non-

interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from resolution of covered assets, net	$12,364	$14,525	$41,261	$39,756
Net loss on FDIC indemnification	(15,988)	(16,958)	(53,024)	(39,758)
FDIC reimbursement of costs of resolution of covered assets	134	1,411	841	3,651
Gain on sale of covered loans, net	9,288	3,667	26,711	22,595
Mortgage insurance income and modification incentives	458	1,070	2,311	4,015
Non-interest income related to the covered assets	6,256	3,715	18,100	30,259
Service charges and fees	4,637	4,236	13,580	12,427
Gain on sale of non-covered loans	2,013	122	2,979	517
Gain on investment securities available for sale, net	2,343	795	5,493	1,156
Lease financing	12,673	4,122	25,954	12,685
Other non-interest income	3,251	1,461	6,866	8,075
	$31,173	$14,451	$72,972	$65,119
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

The following table provides further detail of the components of income from resolution of covered assets, net for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Payments in full	$12,052	$14,673	$37,636	$38,110
Foreclosures	205	(459)	466	(1,092)
Short sales	39	(111)	241	(392)
Charge-offs	(47)	(54)	(488)	(857)
Recoveries	115	476	3,406	3,987
Income from resolution of covered assets, net	$12,364	$14,525	$41,261	$39,756
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
The Company recognized net gains on the sale of covered residential loans of $9.3 million and $3.7 million, and related net losses on FDIC indemnification of $(7.4) million and $(4.1) million, for the quarters ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014 the Company recognized net gains on the sale of covered residential loans of $26.7 million and $4.6 million, respectively, and related net losses on FDIC indemnification of $(21.5) million and $(2.8) million, respectively. Improvement in the results of the residential loan sales in the quarter and nine months ended September 30, 2015 was a result of improved pricing, reflecting improvements in both the quality of loans sold and market conditions. We anticipate that we will continue to exercise our right to sell covered residential loans on a quarterly basis in the future.
For the nine months ended September 30, 2014, the Company recognized net gains on the sale of covered commercial and consumer loans of $18.0 million and a related net loss on FDIC indemnification of $4.5 million.
The net loss on FDIC indemnification related to covered loan sales for the nine months ended September 30, 2014 did not bear the 80% relationship to the net gain on sale that might generally be expected primarily because indemnification is determined based on the unpaid principal balance of the loans sold rather than carrying value and because proceeds in excess of the unpaid principal balance are not subject to sharing with the FDIC.
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

Net loss on FDIC indemnification of $16.0 million and $53.0 million was recorded for the three and nine months ended September 30, 2015, respectively, compared to $17.0 million and $39.8 million, respectively, for the three and nine months ended September 30, 2014, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the three and nine months ended September 30, 2015 was $4.1 million and $13.2 million respectively, compared to $2.3 million and $24.5 million for the three and nine months ended September 30, 2014, respectively, as detailed in the following tables (in thousands):

	Three Months Ended September 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$(1,038)	$886	$(152)	$900	$(782)	$118
Income from resolution of covered assets, net	12,364	(9,839)	2,525	14,525	(12,016)	2,509
Gain on sale of covered loans	9,288	(7,430)	1,858	3,667	(4,068)	(401)
Gain on covered investment securities available for sale	—	—	—	209	(167)	42
Loss on covered OREO	(493)	395	(98)	(93)	75	(18)
	$20,121	$(15,988)	$4,133	$19,208	$(16,958)	$2,250

	Nine Months Ended September 30,
	2015			2014
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans (1)	$(565)	$506	$(59)	$(793)	$842	$49
Income from resolution of covered assets, net	41,261	(32,870)	8,391	39,756	(31,413)	8,343
Gain on sale of covered loans	26,711	(21,476)	5,235	22,595	(7,352)	15,243
Gain on covered investment securities available for sale	—	—	—	209	(167)	42
Gain (loss) on covered OREO	(1,186)	816	(370)	2,495	(1,668)	827
	$66,221	$(53,024)	$13,197	$64,262	$(39,758)	$24,504

(1)
Transaction income for the three and nine months ended September 30, 2015 includes a recovery of $35 thousand and $102 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statement of income.

Other components of non-interest income
The increase in gain on sale of non-covered loans for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 related primarily to gains on sales of loans by SBF. Such gains totaled $1.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.
Gain on investment securities available for sale, net, of $2.3 million and $5.5 million for the three and nine months ended September 30, 2015, respectively, resulted from opportunities in the market to reposition the portfolio, shortening duration at attractive yields.
Income from lease financing increased to $12.7 million and $26.0 million for the three and nine months ended September 30, 2015, respectively, from $4.1 million and $12.7 million for the three and nine months ended September 30, 2014, respectively. The increase in income is consistent with the growth in the portfolio of equipment under lease. For the three months ended September 30, 2015, lease financing income included $3.9 million of gains on the sale of equipment under lease.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee compensation and benefits	$55,316	$50,003	$156,640	$149,008
Occupancy and equipment	19,103	17,782	56,207	52,245
Amortization of FDIC indemnification asset	28,409	17,948	76,874	48,883
Other real estate owned expense, net	1,191	1,501	3,468	1,530
Deposit insurance expense	3,615	2,452	9,696	7,015
Professional fees	4,095	3,106	10,073	9,663
Telecommunications and data processing	3,451	3,332	10,267	9,905
Other non-interest expense	17,089	12,809	46,636	39,765
	$132,269	$108,933	$369,861	$318,014
Annualized non-interest expense as a percentage of average assets was 2.4% and 2.5% for the three months ended September 30, 2015 and 2014, respectively, and 2.4% and 2.6% for the nine months ended September 30, 2015 and 2014, respectively. Excluding amortization of the FDIC indemnification asset, annualized non-interest expense as a percentage of average assets was 1.9% and 2.1% for the three months ended September 30, 2015 and 2014, respectively, and 1.9% and 2.2% or the nine months ended September 30, 2015 and 2014, respectively. The more significant changes in the components of non-interest expense are discussed below.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $28.4 million and $76.9 million respectively, for the three and nine months ended September 30, 2015 compared to $17.9 million and $48.9 million respectively, for the three and nine months ended September 30, 2014.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and nine months ended September 30, 2015 the average rate at which the FDIC indemnification asset was amortized was 13.49% and 11.52%, respectively, compared to 6.72% and 5.88%, respectively, during the comparable periods in 2014.
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

A rollforward of the FDIC indemnification asset for the year ended December 31, 2014 and nine months ended September 30, 2015 follows (in thousands):

Balance at December 31, 2013	$1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(76,874)
Reduction for claims filed	(46,307)
Net loss on FDIC indemnification	(53,024)
Balance at September 30, 2015	$798,130
The balance at September 30, 2015 is reflected in the consolidated balance sheet as follows (in thousands):

FDIC indemnification asset	$798,223
Other liabilities	(93)
$798,130
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

	September 30, 2015	December 31, 2014
FDIC indemnification asset	$798,223	$974,704
Less expected amortization	(317,653)	(302,669)
Amount expected to be collected from the FDIC	$480,570	$672,035
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
OREO expense, net
During the three and nine months ended September 30, 2015 and 2014, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Therefore, gains or losses from sale or impairment of OREO were substantially offset by gains or losses related to indemnification by the FDIC recognized in non-interest income. The following table presents the components of other real estate owned expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Gain) loss on sale of OREO	$42	$(147)	$81	$(3,403)
Impairment of OREO	351	240	1,004	1,037
Foreclosure and OREO related expenses	798	1,408	2,383	3,896
Other real estate owned expense, net	$1,191	$1,501	$3,468	$1,530
The $3.4 million gain on sale of OREO during the nine months ended September 30, 2014 resulted primarily from a gain of $2.3 million recognized on the sale of one commercial real estate property during the first quarter of 2014.

Other components of non-interest expense

Increases in employee compensation and benefits for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 reflected increased head count, particularly from the SBF acquisition and the addition of lending and deposit gathering teams. The largest component of the increase in other non-interest expense for the three and nine months ended September 30, 2015 over comparable periods in the prior year was an increase in depreciation of equipment under operating lease. Increases in most other categories of non-interest expense for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 related to the Company's overall growth.
Income Taxes
The Company's effective tax rate was (46.1)% and 7.6% for the three and nine months ended September 30, 2015, respectively, compared to 27.0% and 32.1% for the three and nine months ended September 30, 2014, respectively. The effective income tax rate for the quarter and nine months ended September 30, 2015 reflects a discrete income tax benefit of $49.3 million. The tax benefit, predicated on guidance issued by the IRS in 2015, relates to the Company's ability to claim additional tax basis in certain assets acquired in the FSB Acquisition. In addition, $5.9 million and $5.0 million, respectively, of reserves for uncertain tax liabilities were released in the quarters ended September 30, 2015 and 2014, due to the lapse of the statute of limitations related thereto.
Analysis of Financial Condition
Average interest-earning assets increased $4.3 billion to $18.8 billion for the nine months ended September 30, 2015 from $14.5 billion for the nine months ended September 30, 2014. This increase was driven by a $3.5 billion increase in the average balance of outstanding loans and a $787 million increase in the average balance of investment securities. The increase in average loans reflected growth of $3.8 billion in average new loans outstanding, partially offset by a $295 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets remained relatively consistent period over period, reflecting an increase in equipment under operating lease, net and an offsetting decrease in the FDIC indemnification asset. Growth of the new loan and lease portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased by $3.7 billion to $15.6 billion for the nine months ended September 30, 2015 from $11.8 billion for the nine months ended September 30, 2014, due to an increase of $2.7 billion in average interest bearing deposits and a $1.1 billion increase in average FHLB advances. Average non-interest bearing deposits increased by $428 million.
Average stockholders' equity increased by $139 million, due to the retention of earnings and, to a lesser extent, the exercise of stock options.

Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$54,947	$55,286	$54,924	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,267,439	1,291,761	1,501,504	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	91,325	93,088	101,089	101,858
Re-Remics	110,809	112,734	179,664	183,272
Private label residential mortgage-backed securities and CMOs	494,572	544,543	350,300	403,979
Private label commercial mortgage-backed securities	1,098,343	1,107,954	1,156,166	1,161,485
Single family rental real estate-backed securities	578,743	572,292	446,079	443,017
Collateralized loan obligations	309,595	306,960	174,767	174,332
Non-mortgage asset-backed securities	57,284	59,234	96,250	100,068
Preferred stocks	75,823	85,076	96,294	105,442
State and municipal obligations	175,047	178,191	15,317	15,702
SBA securities	242,340	246,040	298,424	308,728
Other debt securities	3,818	8,287	3,712	8,128
	$4,560,085	$4,661,446	$4,474,490	$4,585,694
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency mortgage-backed securities. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of September 30, 2015 was 3.9 years and the effective duration was 1.5 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally will serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. Although uncertainty remains as to how the regulations will be interpreted and implemented by regulatory authorities, there are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At September 30, 2015, we held Re-Remics with a carrying value of $113 million. At September 30, 2015, substantially all of these securities were in unrealized gain positions. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2016 as it pertains to legacy covered funds, as defined. The Federal Reserve has indicated its intention to extend the conformance period further to July 2017.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of September 30, 2015. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$55,286	0.93%	$—	—%	$—	—%	$55,286	0.93%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	175,460	2.33%	788,100	2.26%	232,431	1.47%	95,770	1.36%	1,291,761	2.12%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	12,995	2.62%	36,451	2.64%	35,172	2.55%	8,470	3.24%	93,088	2.66%
Re-Remics	51,873	3.70%	59,208	3.52%	1,653	3.63%	—	—%	112,734	3.60%
Private label residential mortgage backed securities and CMOs	81,061	6.07%	218,297	4.79%	139,796	4.09%	105,389	4.00%	544,543	4.65%
Private label commercial mortgage-backed securities	83,270	2.30%	460,922	2.59%	463,768	2.27%	99,994	2.39%	1,107,954	2.41%
Single family rental real estate-backed securities	179,292	1.29%	370,331	2.25%	2,089	3.71%	20,580	3.71%	572,292	2.01%
Collateralized loan obligations	—	—%	196,548	2.15%	110,412	2.48%	—	—%	306,960	2.27%
Non-mortgage asset-backed securities	6,583	2.74%	28,031	2.71%	23,370	3.50%	1,250	3.57%	59,234	3.04%
State and municipal obligations	1,800	4.33%	7,776	4.33%	49,112	4.00%	119,503	4.75%	178,191	4.52%
SBA securities	46,460	1.73%	116,411	1.73%	56,363	1.74%	26,806	1.73%	246,040	1.74%
Other debt securities	—	—%	—	—%	—	—%	8,287	7.30%	8,287	7.30%
	$638,794	2.52%	$2,337,361	2.52%	$1,114,166	2.48%	$486,049	3.29%	4,576,370	2.59%
Preferred stocks with no scheduled maturity									85,076	8.86%
Total investment securities available for sale									$4,661,446	2.69%
The available for sale investment securities portfolio was in a net unrealized gain position of $101 million at September 30, 2015 with aggregate fair value equal to 102% of amortized cost. Net unrealized gains included $115 million of gross unrealized gains and $14 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at September 30, 2015 had an aggregate fair value of $1.3 billion. At September 30, 2015, 91.6% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $90 million were rated below investment grade or not rated at September 30, 2015, including $89 million of investment securities acquired in the FSB Acquisition, substantially all of which were in unrealized gain positions at September 30, 2015.
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
No securities were determined to be other-than-temporarily impaired at September 30, 2015 or 2014 or during the three and nine months then ended.
We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. For fixed rated securities, unrealized losses in the portfolio at September 30, 2015 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired and widening credit spreads. For variable rate securities, unrealized losses were primarily due to widening credit spreads.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential mortgage-backed securities and CMOs and private label commercial mortgage-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities, collateralized loan obligations and state and municipal obligations in unrealized loss positions is not indicative of projected credit losses. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At September 30, 2015 and December 31, 2014, 3.3%

and 3.8%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at September 30, 2015 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities and loss severities were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the nine months ended September 30, 2015.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at September 30, 2015 included $48.4 million of commercial loans and $2.4 million of residential real estate loans originated with the intent to sell in the secondary market. The balance of commercial loans held for sale at September 30, 2015 is comprised of the guaranteed portion of loans guaranteed by U.S. government agencies, some of which were purchased in the acquisition of SBF and some of which were originated by the SBF unit subsequent to the acquisition. Loans are generally sold with servicing retained. Sales of loans in the secondary market and related servicing activity did not have a material impact on the results of operations for the three and nine months ended September 30, 2015 or 2014. We anticipate growth in loan sales and servicing and related revenue from SBF.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	September 30, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,906,939	$—	$738,532	$47,957	$3,693,428	24.0%
Home equity loans and lines of credit	1,121	—	3,456	72,833	77,410	0.5%
	2,908,060	—	741,988	120,790	3,770,838	24.5%
Commercial:
Multi-family	3,021,768	24,588	—	—	3,046,356	19.8%
Commercial real estate
Owner occupied	1,172,156	21,805	—	—	1,193,961	7.8%
Non-owner occupied	2,507,484	25,295	—	—	2,532,779	16.4%
Construction and land	308,512	—	—	—	308,512	2.0%
Commercial and industrial	2,704,590	1,199	—	—	2,705,789	17.6%
Commercial finance subsidiaries	1,802,979	—	—	—	1,802,979	11.7%
	11,517,489	72,887	—	—	11,590,376	75.3%
Consumer	33,250	11	—	—	33,261	0.2%
Total loans	14,458,799	72,898	741,988	120,790	15,394,475	100.0%
Premiums, discounts and deferred fees and costs, net	45,571	—	—	(8,661)	36,910
Loans including premiums, discounts and deferred fees and costs	14,504,370	72,898	741,988	112,129	15,431,385
Allowance for loan and lease losses	(114,800)	—	—	(3,485)	(118,285)
Loans, net	$14,389,570	$72,898	$741,988	$108,644	$15,313,100

	December 31, 2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial finance subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans including premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227
Total loans, including premiums, discounts and deferred fees and costs, increased by $3.0 billion to $15.4 billion at September 30, 2015, from $12.4 billion at December 31, 2014. New loans grew by $3.2 billion while loans acquired in the FSB Acquisition declined by $210 million from December 31, 2014 to September 30, 2015. New residential loans grew by $424 million and new commercial loans grew by $2.8 billion during the nine months ended September 30, 2015.
Growth in new loans, including premiums, discounts and deferred fees and costs, for the nine months ended September 30, 2015 included $787 million for the Florida franchise, $1.6 billion for the New York franchise and $877 million for what we refer to as national platforms, consisting of our residential loan purchase program, our mortgage warehouse lending operations, SBF and the Bank’s three commercial finance subsidiaries. Our warehouse lending operations, SBF and commercial finance subsidiaries contributed $66 million, $183 million (including $174 million of loans that were part of the SBF acquisition), and $346 million, respectively, to growth in new loans for the nine months ended September 30, 2015, while the residential loan purchase program contributed $282 million.
The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2015
	Florida	New York	National	Total
Residential	$239,929	$215,393	$2,493,724	$2,949,046
Commercial	4,778,614	4,642,272	2,101,285	11,522,171
Consumer	27,751	5,372	30	33,153
	$5,046,294	$4,863,037	$4,595,039	$14,504,370
	34.8%	33.5%	31.7%	100.0%

	December 31, 2014
	Florida	New York	National	Total
Residential	$196,101	$116,627	$2,211,937	$2,524,665
Commercial	4,042,607	3,177,979	1,505,992	8,726,578
Consumer	20,930	5,115	201	26,246
	$4,259,638	$3,299,721	$3,718,130	$11,277,489
	37.8%	29.2%	33.0%	100.0%
The geographic concentration of the commercial loans in the national platforms is summarized as follows at the dates indicated:

	September 30, 2015		December 31, 2014
Florida	$468,495	22.3%	$351,237	23.3%
California	218,118	10.4%	149,621	9.9%
Iowa	111,520	5.3%	42,667	2.8%
Nevada	105,932	5.0%	103,542	6.9%
All others (1)	1,197,220	57.0%	858,925	57.1%
	$2,101,285	100.0%	$1,505,992	100.0%

(1)	No other state represented borrowers with more than 5.0% of loans outstanding at September 30, 2015 or December 31, 2014.
At September 30, 2015 and December 31, 2014, respectively, 6.0% and 9.2%, of loans, including premiums, discounts and deferred fees and costs, were acquired in the FSB Acquisition while 5.5% and 8.4%, respectively, were covered loans. Loans acquired in the FSB Acquisition, including covered loans, are declining and new loans increasing as a percentage of the total portfolio as loans acquired in the FSB Acquisition are repaid or resolved and new loan originations and purchases continue. This trend is expected to continue.
Residential Mortgages
Residential mortgages totaled $3.8 billion, or 24.5% of total loans and $3.5 billion, or 28.6% of total loans at September 30, 2015 and December 31, 2014, respectively. The decline in this portfolio segment as a percentage of loans is primarily a result of higher commercial loan originations, reflecting our strategic emphasis on commercial lending, and to a smaller extent, the resolution of covered loans.
The new residential loan portfolio includes both originated and purchased loans. At September 30, 2015 and December 31, 2014, $454 million or 15.4% and $311 million or 12.3%, respectively, of our new 1-4 single family residential loans were originated loans; $2.5 billion or 84.6% and $2.2 billion or 87.7%, respectively, were purchased loans. We currently originate 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties acquired through established correspondent channels. At September 30, 2015, 33.3% of the new residential loan portfolio were fixed rate loans. The adjustable rate mortgage ("ARM") portfolio included 5/1, 7/1 and 10/1 ARMs. At September 30, 2015, $194 million or 6.6% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant.

The geographic concentration of the new 1-4 single family residential portfolio is summarized as follows at the dates indicated:

	September 30, 2015		December 31, 2014
California	$1,008,304	34.2%	$1,045,430	41.4%
New York	519,978	17.6%	318,484	12.6%
Florida	409,039	13.9%	335,073	13.3%
Connecticut	115,698	3.9%	109,922	4.4%
Texas	111,093	3.8%	105,953	4.2%
All others (1)	783,813	26.6%	607,976	24.1%
	$2,947,925	100.0%	$2,522,838	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at September 30, 2015 or December 31, 2014.
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
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 79.7% and 77.6% of new loans as of September 30, 2015 and December 31, 2014, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 2.0% of the total loan portfolio at September 30, 2015. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At September 30, 2015, the recorded investment in construction loans with available interest reserves totaled $45 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at September 30, 2015.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and, to a lesser extent, acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $917 million at September 30, 2015, typically relationship based loans to borrowers in our geographic footprint.
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

The following table presents the recorded investment in loans and direct finance leases held for investment for each of the three commercial finance subsidiaries and SBF at the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Pinnacle	$959,086	$751,286
UCBL	421,859	364,623
Bridge	431,036	350,350
SBF	183,338	—
	$1,995,319	$1,466,259
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Asset Quality
In discussing asset quality, a distinction must be made between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. Loss sharing under the Commercial Shared-Loss Agreement was terminated on May 21, 2014. At September 30, 2015, covered loans totaled $854 million, all of which were covered under the Single Family Shared-Loss Agreement.
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

At September 30, 2015, new commercial loans with aggregate balances of $62 million, $139 million and $12 million were rated special mention, substandard and doubtful, respectively. At December 31, 2014, new commercial loans aggregating $25 million, $41 million and $12 million were rated special mention, substandard and doubtful, respectively. As discussed further in the section entitled "Impaired Loans and Non-Performing Assets" $44 million of the increase in substandard loans is due to one loan relationship. Criticized and classified assets represented 1.9% of the new commercial portfolio at September 30, 2015. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $215 million at September 30, 2015. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions have declined in recent periods due to competitive developments in the transportation-for-hire industry. Based on an analysis performed as of September 30, 2015, the taxi medallion portfolio had the following characteristics:

•	Approximately 95% of the portfolio was concentrated in New York City.

•
Approximately 46% of loans secured directly by taxi medallions had debt service coverage ratios greater than 2.0 and approximately 3% of the portfolio had debt service coverage ratios of less than 1.25.

•	The weighted average estimated current LTV for loans directly secured by medallions was approximately 77%.

•	Less than 20% of the portfolio consisted of interest only loans.
Residential
New 1-4 single family residential loans past due more than 30 days totaled $8 million and $4 million at September 30, 2015 and December 31, 2014, respectively. The amount of these loans 90 days or more past due was de minimis at both September 30, 2015 and December 31, 2014.
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
The following tables show the distribution of new 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	September 30, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.8%	3.4%	4.8%	23.1%	34.1%
60% - 70%	2.5%	2.5%	3.7%	16.9%	25.6%
70% - 80%	1.9%	3.7%	7.0%	26.2%	38.8%
More than 80%	0.9%	0.1%	0.1%	0.4%	1.5%
	8.1%	9.7%	15.6%	66.6%	100.0%

	December 31, 2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.6%	3.2%	5.1%	23.7%	34.6%
60% - 70%	2.2%	2.5%	4.0%	16.8%	25.5%
70% - 80%	1.7%	3.9%	6.8%	25.7%	38.1%
More than 80%	1.1%	0.1%	0.1%	0.5%	1.8%
	7.6%	9.7%	16.0%	66.7%	100.0%

At September 30, 2015, 74.4% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.
At September 30, 2015, the purchased loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 769 and average LTV of 65.4%. The majority of this portfolio was owner-occupied, with 92.5% primary residence, 6.7% second homes and 0.8% investment properties. In terms of vintage, 1.0% of the portfolio was originated pre-2011, 17.5% in 2011 and 2012, 32.2% in 2013, 27.9% in 2014 and 21.4% in 2015.
Similarly, the originated loan portfolio had the following characteristics at September 30, 2015: 100% were full documentation with an average FICO score of 755 and average LTV of 62.9%. The majority of this portfolio was owner-occupied, with 81.7% primary residence, 11.3% second homes and 7.0% investment properties. In terms of vintage, 9.9% of the portfolio was originated from 2010 through 2012, 19.9% in 2013, 31.8% in 2014 and 38.4% in 2015.
Consumer
At September 30, 2015 and December 31, 2014 delinquent new consumer loans were insignificant.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At September 30, 2015, ACI loans totaled $815 million and non-ACI loans totaled $112 million, including premiums, discounts and deferred fees and costs.
Residential
At September 30, 2015, residential ACI loans totaled $742 million and residential non-ACI loans totaled $112 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment. At September 30, 2015, accretable yield on residential ACI loans totaled $881 million and non-accretable difference related to those loans totaled $752 million. Accretable yield on commercial ACI loans totaled $27 million at September 30, 2015, with no significant non-accretable difference remaining.
At September 30, 2015, the recorded investment in non-ACI 1-4 single family residential loans was $40.5 million; $1.4 million or 3.5% of these loans were 30 days or more past due and the balance of loans 90 days or more past due was insignificant. At September 30, 2015, the recorded investment in ACI 1-4 single family residential loans totaled $738.5 million; $39.3 million or 5.3% of these loans were delinquent by 30 days or more and $20.1 million or 2.7% were delinquent by 90 days or more.
At September 30, 2015, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $71.6 million; $6.2 million or 8.7% of these loans were 30 days or more past due and $3.4 million or 4.7% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $3.5 million at September 30, 2015; amounts 30 days or more contractually delinquent were not significant.

Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at September 30, 2015 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	34.6%	34.9%
Scheduled to reset within 12 months	22.6%	14.5%
Scheduled to reset after 12 months	42.8%	50.6%
	100.0%	100.0%
Lien position:
First liens	13.7%	14.4%
Second or third liens	86.3%	85.6%
	100.0%	100.0%
The Company's exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting.
Commercial
At September 30, 2015, ACI commercial loans had a carrying value of $72.9 million, none of which were 90 days or more past due. Aggregate carrying values of $1.3 million and $2.1 million were internally risk rated special mention and substandard, respectively.
Impaired Loans and Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs and placed on non-accrual status or that have not yet exhibited a consistent six month payment history, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO and repossessed assets. Impaired loans also typically include loans modified in TDRs that are performing according to their modified terms and ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as non-accrual loans and we do not consider them to be non-performing assets.
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (in thousands):

	September 30, 2015			December 31, 2014
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$793	$1,098	$1,891	$604	$49	$653
Home equity loans and lines of credit	3,878	—	3,878	3,808	—	3,808
Total residential loans	4,671	1,098	5,769	4,412	49	4,461
Commercial:
Multi-family	—	1,162	1,162	—	—	—
Commercial real estate	—	7,457	7,457	—	4,688	4,688
Construction and land	—	—	—	—	209	209
Commercial and industrial	—	75,082	75,082	—	13,666	13,666
Commercial finance subsidiaries	—	10,147	10,147	—	9,226	9,226
Total commercial loans	—	93,848	93,848	—	27,789	27,789
Consumer	—	8	8	—	173	173
Total non-accrual loans	4,671	94,954	99,625	4,412	28,011	32,423
Non-ACI and new loans past due 90 days and still accruing	—	—	—	—	—	—
TDRs	3,691	690	4,381	2,188	4,435	6,623
Total non-performing loans	8,362	95,644	104,006	6,600	32,446	39,046
OREO	9,136	540	9,676	13,645	135	13,780
Repossessed assets	—	2,966	2,966	—	—	—
Total non-performing assets	17,498	99,150	116,648	20,245	32,581	52,826
Non-ACI and new TDRs in compliance with their modified terms	4,538	1,800	6,338	3,866	797	4,663
Total impaired loans and non-performing assets	$22,036	$100,950	$122,986	$24,111	$33,378	$57,489

Non-performing loans to total loans (1)		0.66%	0.67%		0.29%	0.31%
Non-performing assets to total assets (2)		0.44%	0.52%		0.17%	0.27%
ALLL to total loans (1)		0.79%	0.77%		0.80%	0.77%
ALLL to non-performing loans		120.03%	113.73%		281.54%	244.69%
Net charge-offs to average loans (3)		0.10%	0.11%		0.08%	0.15%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Annualized
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $20 million at September 30, 2015 and $23 million at December 31, 2014.
The increase in non-covered, non-performing loans at September 30, 2015 compared to December 31, 2014 is primarily due to one commercial relationship with a balance of $44.3 million at September 30, 2015. The balance of the ALLL at September 30, 2015 includes approximately $6.3 million related to this credit. We have been advised that this borrower was the victim of an external fraud. The substantial majority of the increases in the ratios of non-performing, non-covered loans to total non-covered loans and of non-performing non-covered assets to total assets as well as the substantial majority of the decrease in the ratio of the ALLL related to non-covered loans to total non-covered loans are attributable to this relationship.
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
As of September 30, 2015, eight commercial loans with an aggregate carrying value of $7 million and 42 residential loans with an aggregate carrying value of $9 million had been modified in TDRs and were included in impaired loans and non-performing assets. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2015 or 2014.
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $58 million at September 30, 2015. Substantially all of these loans were current as to principal and interest at September 30, 2015.
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
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,356 permanent loan modifications through September 30, 2015 and there are 29 trial loan modifications at September 30, 2015. Substantially all of these modified loans were covered ACI loans accounted for in pools.
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
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at September 30, 2015 or December 31, 2014.

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of ACI commercial loans in 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at September 30, 2015 or December 31, 2014.
The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Nine Months Ended September 30, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2014	$91,350	$—	$4,192	$95,542
Provision for loan losses:
1-4 single family residential	3,928	—	(337)	3,591
Home equity loans and lines of credit	(11)	—	1,052	1,041
Multi-family	5,324	—	(4)	5,320
Commercial real estate
Owner occupied	(2,216)	—	—	(2,216)
Non-owner occupied	6,739	—	—	6,739
Construction and land	649	—	—	649
Commercial and industrial	9,449	—	(44)	9,405
Commercial finance subsidiaries	9,817	—	—	9,817
Consumer	41	—	—	41
Total Provision	33,720	—	667	34,387
Charge-offs:
Home equity loans and lines of credit	—	—	(1,458)	(1,458)
Commercial real estate
Non-owner occupied	(303)	—	—	(303)
Commercial and industrial	(3,246)	—	—	(3,246)
Commercial finance subsidiaries	(7,637)	—	—	(7,637)
Total Charge-offs	(11,186)	—	(1,458)	(12,644)
Recoveries:
Home equity loans and lines of credit	—	—	36	36
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	1	—	—	1
Commercial and industrial	807	—	44	851
Commercial finance subsidiaries	80	—	—	80
Consumer	28	—	—	28
Total Recoveries	916	—	84	1,000
Net Charge-offs:	(10,270)	—	(1,374)	(11,644)
Balance at September 30, 2015	$114,800	$—	$3,485	$118,285

	Nine Months Ended September 30, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2013	$57,330	$2,893	$9,502	$69,725
Provision for loan losses:
1-4 single family residential	1,068	—	360	1,428
Home equity loans and lines of credit	2	—	(1,461)	(1,459)
Multi-family	8,039	(38)	(4)	7,997
Commercial real estate
Owner occupied	512	(13)	(6)	493
Non-owner occupied	7,500	1,588	(11)	9,077
Construction and land	735	443	7	1,185
Commercial and industrial	3,281	8	(404)	2,885
Commercial finance subsidiaries	462	—	—	462
Consumer	(1,410)	324	—	(1,086)
Total Provision	20,189	2,312	(1,519)	20,982
Charge-offs:
1-4 single family residential	—	—	(216)	(216)
Home equity loans and lines of credit	—	—	(1,980)	(1,980)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	(51)	(3,032)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(4,230)	(573)	(477)	(5,280)
Commercial finance subsidiaries	(5)	—	—	(5)
Consumer	(1,083)	(324)	—	(1,407)
Total Charge-offs	(5,369)	(5,205)	(2,686)	(13,260)
Recoveries:
Home equity loans and lines of credit	—	—	16	16
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	438	—	469	907
Commercial finance subsidiaries	2	—	—	2
Consumer	489	—	—	489
Total Recoveries	929	—	492	1,421
Net Charge-offs:	(4,440)	(5,205)	(2,194)	(11,839)
Balance at September 30, 2014	$73,079	$—	$5,789	$78,868

The following tables show the distribution of the ALLL, at the dates indicated (dollars in thousands)

	September 30, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$11,044	$—	$608	$11,652	24.0%
Home equity loans and lines of credit	6	—	2,877	2,883	0.5%
	11,050	—	3,485	14,535	24.5%
Commercial:
Multi-family	20,294	—	—	20,294	19.8%
Commercial real estate
Owner occupied	6,057	—	—	6,057	7.8%
Non-owner occupied	24,052	—	—	24,052	16.4%
Construction and land	3,374	—	—	3,374	2.0%
Commercial and industrial	32,877	—	—	32,877	17.6%
Commercial finance subsidiaries	16,837	—	—	16,837	11.7%
	103,491	—	—	103,491	75.3%
Consumer	259	—	—	259	0.2%
	$114,800	$—	$3,485	$118,285	100.0%

	December 31, 2014
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$7,116	$—	$945	$8,061	27.6%
Home equity loans and lines of credit	17	—	3,247	3,264	1.0%
	7,133	—	4,192	11,325	28.6%
Commercial:
Multi-family	14,970	—	—	14,970	15.8%
Commercial real estate
Owner occupied	8,273	—	—	8,273	8.4%
Non-owner occupied	17,615	—	—	17,615	14.4%
Construction and land	2,725	—	—	2,725	1.4%
Commercial and industrial	25,867	—	—	25,867	19.4%
Commercial finance subsidiaries	14,577	—	—	14,577	11.8%
	84,027	—	—	84,027	71.2%
Consumer	190	—	—	190	0.2%
	$91,350	$—	$4,192	$95,542	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The overall increase in the balance of the ALLL for new loans at September 30, 2015 as compared to December 31, 2014 reflects the impact of growth of the new loan portfolio. The impact of a net decrease in historical loss rates was largely offset by a net increase in qualitative reserve factors and an increase in specific reserves for impaired loans. The net increase in qualitative reserves was primarily attributable to increases in qualitative factors related to GDP growth rates; the level of policy and procedure exceptions in certain segments of the portfolio; the level of criticized and classified assets in certain segments of the portfolio; and decreases in the qualitative factor related to changes in lending policies and procedures. Factors influencing significant components of the change in the ALLL at September 30, 2015 compared to December 31, 2014, as related to specific loan types, include:

•	A $3.9 million increase for new 1-4 single family residential loans was attributable to increased qualitative loss factors and growth in the portfolio.

•
Increases of $5.3 million for new multi-family and $6.4 million for new non-owner occupied commercial real estate loans reflected the growth of the corresponding loan portfolio segments and increases in qualitative reserve factors, partially offset by decreases in the peer group net charge-off rates.

•
A $7.0 million increase for new commercial and industrial loans was primarily attributable to a specific reserve of $6.3 million recognized at September 30, 2015 relating to one commercial relationship as discussed above in the section entitled "Impaired Loans and Non-Performing Assets."

•	A $2.2 million decrease for new owner occupied commercial real estate loans, in spite of the growth of the corresponding loan portfolio, was primarily driven by decreased peer group charge-off rates.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Equipment under Operating Lease
Equipment under operating lease primarily consists of railcar equipment we have purchased and leased to North American commercial end-users, predominantly companies in the petroleum/natural gas extraction and railroad line-haul industries. The portfolio also includes a lesser amount of air and other land transport equipment. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns. The portfolio of equipment under operating lease grew by $87 million during the nine months ended September 30, 2015. There were no significant changes in the performance of lessees during the nine months ended September 30, 2015. There were no impairments of residuals or asset carrying values, missed payments, time off-lease or restructurings related to the operating lease portfolio during the quarter.
Other Real Estate Owned
The following table presents the changes in OREO for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$9,414	$21,015	$13,780	$40,570
Transfers from loan portfolio	4,599	6,231	10,690	21,542
Sales	(3,986)	(8,475)	(13,790)	(42,544)
Impairment	(351)	(240)	(1,004)	(1,037)
Balance, end of period	$9,676	$18,531	$9,676	$18,531
OREO consisted of the following types of properties at the dates indicated (in thousands):

	September 30, 2015			December 31, 2014
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
1-4 single family residential	$8,412	$—	$8,412	$12,341	$—	$12,341
Condominium	724	—	724	1,304	—	1,304
Commercial real estate	—	540	540	—	—	—
Land	—	—	—	—	135	135
	$9,136	$540	$9,676	$13,645	$135	$13,780
There were 131 and 123 residential units in the foreclosure pipeline and 38 and 56 residential units in OREO inventory at September 30, 2015 and December 31, 2014, respectively.

Deposits
The following table presents information about our deposits for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,678,429	—%	$2,447,150	—%	$2,698,570	—%	$2,270,947	—%
Interest bearing	1,352,069	0.45%	791,648	0.41%	1,129,288	0.46%	731,712	0.41%
Money market	6,549,784	0.58%	4,576,652	0.56%	6,043,972	0.56%	4,248,735	0.53%
Savings	524,946	0.32%	592,728	0.30%	557,098	0.32%	666,993	0.30%
Time	4,396,640	1.12%	3,934,361	1.18%	4,210,793	1.12%	3,643,425	1.19%
	$15,501,868	0.61%	$12,342,539	0.63%	$14,639,721	0.60%	$11,561,812	0.61%
Total deposits at September 30, 2015 and December 31, 2014 included $3.0 billion and $1.6 billion, respectively, of deposits in New York.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2015 (in thousands):

Three months or less	$636,606
Over three through six months	547,353
Over six through twelve months	1,122,673
Over twelve months	1,146,016
$3,452,648
Federal Home Loan Bank Advances and Other Borrowings
Outstanding FHLB advances and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
FHLB advances	$4,083,491	$3,307,932
Capital lease obligations	10,325	10,627
	$4,093,816	$3,318,559

In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and mortgage-backed securities. The contractual balance of FHLB advances outstanding at September 30, 2015 is scheduled to mature as follows (in thousands):

Maturing in:
2015—31 days or less	$575,000
2015—Over 31 days	375,250
2016	1,955,000
2017	1,030,000
2018	75,000
Thereafter	75,000
Total contractual balance outstanding	4,085,250
Unamortized modification costs	(1,759)
Carrying value	$4,083,491
Capital Resources
Stockholders' equity increased $158 million for the nine months ended September 30, 2015 due primarily to the retention of earnings. The exercise of stock options also contributed to the increase.
Pursuant to the Federal Deposit Insurance Act, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2015 and December 31, 2014, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
The following table presents the Company’s regulatory capital ratios as of September 30, 2015 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage	$2,101,464	9.70%	N/A (1)	N/A (1)	$866,897	4.00%
CET 1 risk-based capital	$2,101,464	13.46%	$1,015,189	6.50%	$702,823	4.50%
Tier 1 risk-based capital	$2,101,464	13.46%	$1,249,463	8.00%	$937,097	6.00%
Total risk-based capital	$2,226,747	14.26%	$1,561,829	10.00%	$1,249,463	8.00%

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
Prior to 2015, our consolidated statements of cash flows reflected net cash outflows from operating activities. For the nine months ended September 30, 2015, net cash provided by operating activities was $160.2 million compared with net cash used in operating activities of $49.7 million for the year ended December 31, 2014. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows for the year ended December 31, 2014 was accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $216.2 million and $338.9 million for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $46.3 million and $114.9 million for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively; exceeding net operating cash outflows for the year ended December 31, 2014. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity available to fund operating needs, dividends to BankUnited, Inc. and new loan growth. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $489.6 million and $776.8 million for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.
The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease. As expected, cash flows from resolution of the loans acquired in the FSB Acquisition are being replaced by operating cash flows from new assets originated with those proceeds, resulting in cash inflows from operating activities for the nine months ended September 30, 2015. In addition to cash provided by the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio and, to a lesser extent, FHLB advances.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At September 30, 2015, unencumbered investment securities available for sale totaled $3.3 billion. At September 30, 2015, BankUnited had available borrowing capacity at the FHLB of $1.9 billion, unused borrowing capacity at the FRB of $83 million and unused Federal funds and lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The Asset/Liability Committee ("ALCO") policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities, a measure of funds expected to be generated by operations over the next 30 days, and borrowing capacity from the FHLB and brokered deposits; divided by (b) the sum of potential deposit runoff, liabilities maturing and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 1.00%. At September 30, 2015, BankUnited’s 30 day total liquidity ratio was 1.54%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At September 30, 2015, BankUnited’s one year liquidity ratio was 145%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At September 30, 2015, BankUnited was within acceptable limits established by ALCO for each of these measures.
As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the Bank, access to public debt and capital markets and, to a lesser extent, its own available for sale securities portfolio. There are regulatory limitations that affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing near-term cash obligations.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200, plus 300 and plus 400 basis point change with rates increasing by the magnitude of the rate ramp evenly over the next 12 months as well as flattening yield curve scenarios and instantaneous rate shocks of plus 100, 200, 300 and 400 basis points. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 200 basis point rate ramp scenario is within 5% of forecast net interest income in the most likely rate scenario over the next twelve months and within 10% in the second year. The following table illustrates the impact on forecasted net interest income of plus 100, plus 200 and plus 300 basis point scenarios at September 30, 2015:

	Plus 100	Plus 200	Plus 300
September 30, 2015
Twelve Months	0.6%	1.6%	2.6%
Twenty Four Months	2.0%	4.2%	6.4%
Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at September 30, 2015 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 8%, 13% and 18% in plus 100, 200 and 300 basis point scenarios, respectively. As of September 30, 2015, our simulation for BankUnited indicated percentage changes from base EVE of (3.2)%, (7.7)% and (12.7)% in plus 100, 200, and 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2015, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.2 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $60 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $1.3 billion at September 30, 2015. The aggregate fair value of these interest rate swaps and caps included in other assets was $38 million and the aggregate fair value included in other liabilities was $38 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the consolidated financial statements for more information about our derivative positions.
Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of September 30, 2015 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$666,356	$666,356
Commitments to purchase loans	—	129,215	129,215
Unfunded commitments under lines of credit	19,285	1,471,154	1,490,439
Commercial and standby letters of credit	—	59,533	59,533
	$19,285	$2,326,258	$2,345,543
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2014 Annual Report on Form 10-K.
Non-GAAP Financial Measure
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at September 30, 2015 (in thousands except share and per share data):

Total stockholders' equity	$2,210,568
Less: goodwill and other intangible assets	78,408
Tangible stockholders' equity	$2,132,160

Common shares issued and outstanding	103,529,759

Book value per common share	$21.35

Tangible book value per common share	$20.59

Net income, earnings per diluted common share, return on average assets and return of average stockholders' equity, excluding the impact of a discrete income tax benefit and related professional fees are non-GAAP financial measures. Management believes disclosure of these measures enhances readers' ability to compare the Company's financial performance for the current period to that of other periods presented. The following tables reconcile these non-GAAP financial measurements to the comparable GAAP financial measurements of net income, earnings per diluted share, return on average assets and return of average stockholders' equity for the three and nine months ended September 30, 2015 (in thousands except share and per share data):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net income excluding the impact of a discrete income tax benefit and related professional fees:
Net income (GAAP)	$102,303	$195,397
Less discrete income tax benefit	(49,323)	(49,323)
Add back related professional fees, net of tax of $524	801	801
Net income excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	$53,781	$146,875

Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees:
Diluted earnings per common share (GAAP)	$0.95	$1.83
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees (non-GAAP)	(0.47)	(0.47)
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	0.02	0.02
Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)(1)	$0.50	$1.37

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$(48,522)	$(48,522)
Weighted average shares for diluted earnings per share (GAAP)	103,316,798	102,782,029
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees (non-GAAP)	$(0.47)	$(0.47)

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities:
Discrete income tax benefit and related professional fees, net of tax, allocated to participating securities	$1,898	$1,885
Weighted average shares for diluted earnings per share (GAAP)	103,316,798	102,782,029
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	$0.02	$0.02

(1) Amount for the nine months ended September 30, 2015 adjusted for rounding

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Return on average assets excluding the impact of a discrete income tax benefit and related professional fees:
Return on average assets (GAAP)	1.86%	1.26%
Less impact on return on average assets of discrete income tax benefit and related professional fees	(0.88)%	(0.31)%
Return on average assets excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	0.98%	0.95%

Impact on return on average assets of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$(48,522)	$(48,522)
Average assets (GAAP)	21,863,575	20,685,466
Impact on return on average assets of discrete income tax benefit and related professional fees (non-GAAP)	(0.88)%	(0.31)%

Return on average stockholders' equity excluding the impact of a discrete income tax benefit and related professional fees:
Return on average stockholders' equity (GAAP)	18.64%	12.21%
Less impact on return on average stockholders' equity of discrete income tax benefit and related professional fees	(8.84)%	(3.03)%
Return on average stockholders' equity excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	9.80%	9.18%

Impact on return on average stockholders' equity of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$(48,522)	$(48,522)
Average stockholder's equity (GAAP)	2,178,016	2,138,733
Impact on return on average assets of discrete income tax benefit and related professional fees (non-GAAP)	(8.84)%	(3.03)%

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
During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of October 2015.

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