Form 10-K
period 2015-12-31
BankUnited, Inc.
filed 2016-02-26
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2015 was $3,624,564,361.
The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 24, 2016, was 104,191,395.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2016 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2015

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "project," "predict," "will" and similar expressions identify forward-looking statements.
These forward-looking statements are based on management's current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, historical performance and current financial trends. These statements are only predictions and are not guarantees of future performance. The inclusion of forward-looking statements should not be regarded as a representation by the Company that the future plans, estimates or expectations contemplated by a forward-looking statement will be achieved. Forward-looking statements are subject to various risks and uncertainties and assumptions, including those relating to the Company's operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, the Company's actual results could differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:

•	the impact of conditions in the financial markets and economic conditions generally;

•	credit risk, relating to our portfolios of loans, leases and investments overall, as well as loans and leases exposed to specific industry conditions;

•	real estate market conditions and other risks related to holding loans secured by real estate or real estate received in satisfaction of loans;

•	an inability to successfully execute our fundamental growth strategy;

•	geographic concentration of the Company's markets in Florida and the New York metropolitan area;

•	natural or man-made disasters;

•	risks related to the regulation of our industry;

•	inadequate allowance for credit losses;

•	interest rate risk;

•	liquidity risk;

•	loss of executive officers or key personnel;

•	competition;

•	dependence on information technology and third party service providers and the risk of systems failures, interruptions or breaches of security;

•	failure to comply with the terms of the Company's Loss Sharing Agreements (as defined below) with the FDIC (as defined below);

•	inadequate or inaccurate forecasting tools and models;

•	ineffective risk management or internal controls;

•	a variety of operational, compliance and legal risks; and

•	the selection and application of accounting methods and related assumptions and estimates.
Additional factors are set forth in the Company's filings with the Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K.
Forward-looking statements speak only as of the date on which they are made. The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
As used herein, the terms the "Company," "we," "us," and "our" refer to BankUnited, Inc. and its subsidiaries unless the context otherwise requires.

ii

PART I
Item 1.    Business
Summary
BankUnited, Inc. ("BankUnited, Inc." or "BKU"), with total consolidated assets of $23.9 billion at December 31, 2015, is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking services to individual and corporate customers through 98 branches located in 15 Florida counties and 6 banking centers in the New York metropolitan area. The Bank also provides certain commercial lending products on a national platform. The Company has built, through organic growth and, to a lesser extent, acquisitions, a premier commercially focused regional bank with a long-term value oriented business model serving primarily small and medium sized businesses. We endeavor to provide relationship focused, personalized customer service and offer a full range of traditional banking products and services to both our commercial and retail customers.
BankUnited, Inc. was organized by a management team led by our Chairman, President and Chief Executive Officer, John A. Kanas and was initially capitalized with $945.0 million by a group of investors. On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of BankUnited, FSB (the "Failed Bank"), from the Federal Deposit Insurance Corporation ("FDIC"), in a transaction which we refer to as the FSB Acquisition. On February 2, 2011, we completed the initial public offering ("IPO") of our common stock.
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
Concurrently with the FSB Acquisition, the Bank entered into two loss sharing agreements with the FDIC, which we refer to as the "Loss Sharing Agreements." The Loss Sharing Agreements cover certain legacy assets, including the entire legacy loan portfolio and other real estate owned ("OREO") and certain purchased investment securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans or covered securities. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. At December 31, 2015, the covered assets, consisting of residential loans and OREO, had an aggregate carrying value of $818 million. The total UPB of the covered assets at December 31, 2015 was $2.1 billion.
The following charts illustrate the percentage of total assets represented by covered assets and the FDIC indemnification asset at December 31, 2015 and 2010, reflecting the change in balance sheet composition over time:

Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB (or, for investment securities, unamortized cost basis) plus certain interest and expenses. The carrying value of the FDIC indemnification asset at December 31, 2015 was $740 million. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have received reimbursements of $2.7 billion for claims submitted to the FDIC under the Loss Sharing Agreements as of December 31, 2015.
The Loss Sharing agreements consist of a single family shared-loss agreement (the "Single Family Shared-Loss Agreement"), and a commercial and other loans shared-loss agreement, (the "Commercial Shared-Loss Agreement"). The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank's reimbursement for recoveries to the FDIC for ten years from May 21, 2009 for single family residential and home equity loans and OREO. The Commercial Shared-Loss Agreement provided for FDIC loss sharing for five years from May 21, 2009 and provides for the Bank's reimbursement for recoveries to the FDIC for eight years from May 21, 2009 for all other covered assets.
Under the terms of the Purchase and Assumption Agreement with the FDIC, the Bank may sell up to 2.5% of the covered loans based on the UPB at the date of the FSB Acquisition, or approximately $280.0 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. Any loan sale in excess of the annual threshold requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell residential loans in excess of the agreed 2.5% threshold in the nine months prior to the stated termination date of loss share coverage (May 21, 2019) and the FDIC refuses to consent, then the Single Family Shared-Loss Agreement will be extended for two years only with respect to the loans requested to be included in such sales. The Bank will have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the respective extended termination date, and any losses incurred will be covered under the Loss Sharing Agreement. If exercised, this final sale mechanism ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the termination dates of the Loss Sharing Agreement.
With respect to the Commercial Shared-Loss Agreement, FDIC loss sharing terminated on May 21, 2014. In the nine months prior to termination, requests for sales of non-residential loans were subject to the same terms as those discussed above for residential loans. In accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in the first quarter of 2014. See the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-interest Income" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Termination of the Commercial Shared-Loss Agreement" for further discussion.
Our Market Areas
Our primary banking markets are Florida, with the largest concentration being the Miami metropolitan statistical area, and the Tri-State market of New York, New Jersey and Connecticut. We believe both represent long-term attractive banking markets. We also operate several national commercial lending platforms and purchase residential loans on a national basis through established correspondent channels.
Our competitive strengths, including experienced management, lending and relationship banking teams, a strong capital position and scalable platform, continue to allow us to take advantage of opportunities across our markets.
According to estimates from the United States Census Bureau and SNL Financial, from 2010 to 2015, Florida added over 1.4 million new residents, the sixth most of any U.S. state, and, in 2015, had a total population of 20.3 million and a median household annual income of $47,912. The Florida unemployment rate decreased to 5.0% at December 31, 2015. The Case-Shiller home price index for Florida reflected a year over year increase of 7% at September 30, 2015. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the South region reflected a year over year increase of 11% at September 30, 2015. According to a report published in December, 2015 by the University of Central Florida, personal income in Florida will grow by 4.7% in 2015 and is expected to average 4.0% growth from 2015 to 2018 while Florida's Real Gross State Product is forecast to expand at an average annual rate of 3.2% from 2015 to 2018.
We had six banking centers in metropolitan New York at December 31, 2015 including four in Manhattan, one in Long Island and one in Brooklyn. According to SNL Financial, at June 30, 2015, the Tri-State area had approximately $1.7 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The New York unemployment rate decreased to 4.8% at December 31, 2015. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the Northeast region reflected a year over year increase of 13% at September 30, 2015. The size and economic health of the

Tri-State market, coupled with the management team's experience in building a successful Northeast U.S. regional bank in the past, make us well positioned to continue our expansion and growth in this market.
Through three commercial lending subsidiaries of BankUnited, we engage in equipment and municipal finance on a national basis. The Bank also originates small business loans through programs sponsored by the U.S. Small Business Administration ("SBA") and to a lesser extent the U.S. Department of Agriculture ("USDA") and provides mortgage warehouse finance on a national basis. We refer to our three commercial lending subsidiaries, our small business finance unit, our mortgage warehouse lending operations and our residential loan purchase program as national platforms.
Products and Services
Lending and Leasing
General—Our primary lending focus is to serve small and middle-market businesses, their executives and consumers with a variety of financial products and services, while maintaining a strong and disciplined credit culture.
We offer a full array of lending products that cater to our customers' needs including small business loans, commercial real estate loans, equipment loans and leases, term loans, formula-based loans, municipal loans and leases, commercial lines of credit, letters of credit and consumer loans. We also purchase performing residential loans through established correspondent channels on a national basis.
We have attracted and invested in experienced lending teams from competing institutions in our Florida, Tri-State and national markets, resulting in significant growth in our new loan portfolio. At December 31, 2015, our loan portfolio included $15.8 billion in loans originated or purchased since the FSB Acquisition, or new loans, including $12.8 billion in commercial and commercial real estate loans, $2.9 billion in residential loans and $35 million in consumer loans. A continued trend of strong loan growth in both the Florida and Tri-State markets and across our national lending and leasing platforms is a core component of our current business strategy.
Commercial loans and leasing—Our commercial loans, which are generally made to growing companies and middle-market businesses, include equipment loans and leases, secured and unsecured commercial and working capital lines of credit, formula-based loans, mortgage warehouse lines, taxi medallion loans, letters of credit, SBA product offerings and business acquisition finance credit facilities.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, acquisition, development and construction loan facilities and construction financing. We make commercial real estate loans secured by both owner-occupied and non-owner occupied properties. Construction lending is not a primary area of focus for us; construction and land loans comprised 2.1% of the loan portfolio at December 31, 2015.
National Commercial Lending Platforms—Through the Bank's three commercial lending subsidiaries, we provide municipal and equipment financing on a national basis. Pinnacle Public Finance, Inc. ("Pinnacle"), headquartered in Scottsdale, Arizona, offers essential use equipment financing to municipalities through loan, bond refunding and direct finance lease structures. United Capital Business Lending, Inc. ("UCBL") offers small business equipment leases and loans with a primary focus on franchise equipment finance. Bridge Capital Leasing, Inc ("Bridge") provides transportation equipment finance through loan, direct finance lease and operating lease structures. UCBL and Bridge are headquartered in Baltimore, Maryland; effective January 1, 2016, these entities were merged into a single legal entity, Bridge Funding Group, Inc. In 2015 we acquired the Small Business Finance Unit ("SBF") of CertusHoldings, Inc. (see Note 3 to the consolidated financial statements), enabling us to expand our small business lending platform on a national basis. SBF offers an array of SBA, and to a lesser extent, USDA products. We typically sell the government guaranteed portion of the loans SBF originates, and retain the unguaranteed portion in portfolio. We also engage in mortgage warehouse lending on a national basis.
Residential mortgages—At December 31, 2015, our portfolio of new 1-4 single family residential loans included $2.4 billion of purchased loans and $475 million of originated loans. We have historically originated mortgage loans in Florida and New York for portfolio and for sale into the secondary market. In January 2016, we terminated our retail mortgage origination business line. We purchase residential loans through select correspondent channels to diversify our loan portfolio, both by product type and geographically. While the credit parameters we use for purchased loans are substantially similar to the underwriting guidelines we used for originated loans, differences include: (i) loans are purchased on a nationwide basis, while originated loans have been limited to Florida and New York; (ii) purchased loans and loans originated for portfolio, on average, have higher principal balances than loans originated for sale; and (iii) we consider payment history in selecting which seasoned loans to purchase, while such information is not available for originated loans. We do not originate or purchase negatively amortizing or sub-prime residential loans.
Home equity loans and lines of credit are not a significant component of the new loan portfolio.
Consumer loans—We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans. At December 31, 2015, consumer loans were not a material component of our loan portfolio.
Loan servicing—We entered the residential mortgage servicing business in 2013; we have acquired servicing portfolios and have retained servicing on residential loans originated and sold into the secondary market. At December 31, 2015, we serviced residential mortgage loans with a UPB of $755 million. We anticipate growing this business at a moderate pace, depending on market conditions, to take advantage of existing mortgage servicing capacity.
We service SBA loans originated and sold into the secondary market by SBF. We anticipate that this servicing business will expand as SBF originations grow. At December 31, 2015, we serviced $452 million of SBA loans.
The balance of servicing assets was not material to the Company's consolidated financial statements at December 31, 2015.
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
Since lending represents risk exposure, our Board of Directors, its duly appointed committees and certain Bank-level committees seek to ensure that the Company maintains high credit quality standards. BankUnited, Inc. and the Bank have established asset oversight committees to administer the loan portfolio and monitor and manage credit risk. These committees include: (i) the Enterprise Risk Management Committee, (ii) the Credit Risk Management Committee and its Florida and New York regional subcommittees, (iii) the Asset Recovery Committee, and (iv) the Criticized Asset Committee. These committees meet at least quarterly.
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
BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $376 million, at December 31, 2015. The in-house lending limit at December 31, 2015 was $75 million based on total credit exposure of a borrower. This limit is reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.
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
Our Board has assigned responsibility to our Chief Risk Officer for maintaining a risk management framework to identify, manage and mitigate risks to the achievement of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies. We have invested significant resources to establish a robust enterprise-wide risk management framework to support the planned growth of our Company. Our framework is consistent with common industry practices and regulatory guidance and is appropriate to our size, growth trajectory and the complexity of our business activities. Significant elements include ongoing identification and assessments of risk, executive management level risk committees to oversee compliance with the Board approved risk policies and adherence to risk limits, and ongoing testing and reporting by independent internal audit, credit review, and regulatory compliance groups. Executive level oversight of the risk management framework is provided by the Enterprise Risk Management Committee which is chaired by the Chief Risk Officer and attended by the senior executives of the Company. Reporting to the Enterprise Risk Management Committee are sub-committees dedicated to guiding and overseeing management of critical categories of risk, including the Credit Risk Management, ALCO, Compliance Risk Management, Operational Risk Management, Corporate Disclosure, and Loss Share Compliance committees.
Marketing and Distribution
We conduct our banking business through 98 branches located in 15 Florida counties as well as 6 banking centers in the New York metropolitan area as of December 31, 2015. Our distribution network also includes 100 ATMs, fully integrated on-line banking, mobile banking and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers.
In order to market our products, we use local television, radio, digital, print and direct mail advertising as well as a variety of promotional activities, and provide sales incentives for our employees.
Competition
Our markets are highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state, national and international financial institutions located in our market areas as well as savings associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include Bank of America, BB&T, BBVA Compass, HSBC, JPMorgan Chase, PNC, Regions Bank, Santander, Sabadell, SunTrust Banks, TD Bank and Wells Fargo and a number of community banks. In the Tri-State market, we also compete with, in addition to the national and international financial institutions listed, Capital One, Signature Bank, New York Community Bank, Valley National Bank, M&T Bank and numerous community banks.
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
Regulation and Supervision
The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of BankUnited, Inc. and its subsidiaries.

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
Bank and Bank Holding Company Regulation
BankUnited is a national bank. As a national bank organized under the National Bank Act, BankUnited is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Office of the Comptroller of the Currency ("OCC"). BankUnited is subject to certain commitments made to the OCC, in conjunction with its conversion to a national bank in 2012, regarding its business and capital plans.
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
BankUnited, Inc., which controls BankUnited, is a BHC and, as such, is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve Board.
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

The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject BankUnited, Inc., the Bank and their subsidiaries or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.
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
The following is a a brief description of certain provisions of the Dodd-Frank Act that are most relevant to BankUnited, Inc. and its banking subsidiary.

•
Source of strength.  The Dodd-Frank Act requires all companies, including BHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, BankUnited, Inc. in the future could be required to provide financial assistance to BankUnited should it experience financial distress.

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

•
Company-Run Stress Testing.  Under Section 165(i) of the Dodd-Frank Act and the stress testing rules of the Federal Reserve Board and OCC, each bank holding company and national bank with more than $10 billion and less than $50 billion in total consolidated assets must annually conduct a company-run stress test to estimate the potential impact of three scenarios provided by the agencies on its regulatory capital ratios and certain other financial metrics. In 2016, BankUnited, Inc. and the Bank will submit the results of their company-run stress test to the Federal Reserve Board and OCC by July 31 and will publish a public summary of the results between October 15 and October 30.

•
Mortgage loan origination and risk retention.  The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, by requiring that lenders be able to substantiate they have made a good faith determination of a borrower's ability to repay a mortgage. The ability to repay requirement mandates specific factors that a lender must consider in evaluating a borrower's ability to repay. In 2013, federal regulators released the "qualified mortgage" rule. The qualified mortgage rule is intended to clarify the application of the Dodd-Frank Act requirement that mortgage lenders have a reasonable belief that borrowers have the ability to repay their mortgages. For mortgages meeting the regulatory definition of qualified mortgages, lenders generally enjoy a safe harbor with respect to compliance with the ability to repay rules. Generally, to be considered qualified mortgages, loans must meet all requirements set forth in the ability to repay rules and have debt-to-income ratios and closing costs not exceeding specified levels. Any prepayment penalties must fall within defined constraints. Loans meeting the regulatory definition of higher priced loans, or those with balloon, negative amortization or interest-only features do not meet the definition of qualified mortgages. While lenders are permitted to originate mortgages that do not meet the definition of qualified mortgages, the burden of demonstrating compliance with the ability to repay rules with respect to such mortgages is greater, possibly impeding a lender's ability to foreclose on such mortgages.

In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally requires a securitizer to retain no less than 5 percent of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by "qualified residential mortgages" ("QRMs"), which are loans deemed to have a lower risk of default. QRMs have the same meaning as the term "qualified mortgage," as defined by the Consumer Financial Protection Bureau ("CFPB"). In addition, qualifying commercial loan, commercial real estate loan and auto loan securitizations have lower risk retention requirements. . BankUnited is not currently a securitizer.

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

•
CFPB.  The Dodd-Frank Act created a new independent CFPB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations could increase our cost of operations and could necessitate changes to certain of our business practices.

•
Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution's deposit insurance premiums paid to the deposit insurance fund, or DIF, of the FDIC are calculated. Under the amendments, the assessment base is the institution's average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

•
Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including BankUnited, Inc. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

The requirements of the Dodd-Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years.

The Volcker Rule
On December 10, 2013, five U.S. financial regulators, including the Federal Reserve Board and the OCC, adopted a final rule implementing the so-called "Volcker Rule." The Volcker Rule was created by Section 619 of the Dodd-Frank Act and generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "covered funds."
Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including BankUnited, Inc. and BankUnited. Banking entities with total assets of $10 billion or more that engage in activities subject to the Volcker Rule will be required to establish a six-element compliance program to address the prohibitions of, and exemptions from, the Volcker Rule. The final rule became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve Board announced an extension of the conformance period for all banking entities until July 21, 2015. On December 18, 2014, the Federal Reserve Board granted an additional one year extension to July 21, 2016, for certain “legacy covered fund” investments and relationships entered into by banking entities prior to December 31, 2013. The Federal Reserve Board also indicated that it plans to grant an additional one year extension to July 21, 2017, at a later date.
In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve Board, the FDIC, the SEC, and the CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations ("CDOs") backed by trust preferred securities if the CDO meets certain requirements.
Notice and Approval Requirements Related to Control
Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHC Act, the Change in Bank Control Act, and the Savings and Loan Holding Company Act. Among other things, these laws require regulatory filings by a stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination of whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of BankUnited, Inc. were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.
In addition, except under limited circumstances, BHCs are prohibited from acquiring, without prior approval:

•	control of any other bank or BHC or all or substantially all the assets thereof; or

•	more than 5% of the voting shares of a bank or BHC which is not already a subsidiary.
Permissible Activities and Investments
Banking laws generally restrict the ability of BankUnited, Inc. to engage in activities other than those determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999, or "GLB Act," expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, BHCs and their subsidiaries must be well-capitalized and well-managed in order for the BHC and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company. BankUnited, Inc. is not a financial holding company.
In addition, as a general matter, the establishment or acquisition by BankUnited, Inc. of a depository institution or, in certain cases, a non-bank entity, requires prior regulatory approval.
Regulatory Capital Requirements and Capital Adequacy
The federal bank regulators view capital levels as important indicators of an institution's financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution's capital adequacy is based on the regulator's assessment of numerous factors. Both BankUnited, Inc. and BankUnited are subject to regulatory capital requirements.
The Federal Reserve Board has established risk-based and leverage capital guidelines for BHCs, including BankUnited, Inc. The OCC has established substantially similar risk-based and leverage capital guidelines applicable to national banks, including BankUnited. The risk-based capital guidelines in place prior to January 1, 2015, commonly referred to as Basel I, were based upon the 1988 capital accord of the International Basel Committee on Banking Supervision ("Basel Committee"), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. Revised capital guidelines became effective on January 1, 2015, based on the final framework for strengthening international capital and liquidity regulation, released by the Basel Committee in 2010, referred to as "Basel III." The Basel III calibration and phase-in arrangements were subject to individual adoption by member nations, including the United States.
In July 2013, the federal banking agencies published final rules implementing the Basel III framework and certain provisions of the Dodd-Frank Act (the "Basel III Capital Rules"). While some provisions are tailored to larger institutions, the Basel III Capital Rules generally apply to all U.S. banking organizations, including BankUnited, Inc. and BankUnited.
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
Under the Basel III Capital Rules, banking organizations that do not meet the definition of an advanced approaches institution were provided a one-time option in their initial regulatory financial report filed after January 1, 2015 to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital. BankUnited, Inc. and BankUnited made such elections.
The Basel III Capital Rules also implement stricter eligibility requirements for regulatory capital instruments intended to disallow the inclusion of all non-exempt issuances of trust preferred securities and cumulative perpetual preferred stock from tier 1 capital. The Basel III Capital Rules provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in tier 1 capital, as well as applying stricter risk weighting rules to these assets.
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
The enactment of the Basel III Capital Rules increased the required capital levels of BankUnited, Inc. and BankUnited. The Basel III Capital Rules became effective as applied to BankUnited, Inc. and BankUnited on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.

Liquidity Coverage Ratio
The Basel III Capital Rules adopted in July 2013 did not address the proposed liquidity coverage ratio ("LCR") called for by the Basel Committee's Basel III framework. On September 3, 2014, the Federal Reserve Board finalized a rule implementing a LCR requirement in the United States for larger banking organizations. Neither BankUnited, Inc. nor BankUnited are subject to the LCR requirement.
Dodd-Frank Act Capital Changes
Under the Dodd-Frank Act, the Federal Reserve Board may increase the capital buffer for SIFIs. The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. The Dodd-Frank Act also requires the establishment of more stringent prudential standards for SIFIs, which include requiring the federal banking agencies to adopt capital and liquidity requirements which address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. We have not been deemed to be a SIFI.
Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2015, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2015, BankUnited, Inc. and BankUnited were well capitalized.
Regulatory Limits on Dividends and Distributions
Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The Federal Reserve Board and OCC regulate all capital distributions by BankUnited directly or indirectly to BankUnited, Inc., including dividend payments.
BankUnited may not pay dividends to BankUnited, Inc. if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage capital ratio requirements, or in the event the OCC notified BankUnited that it was in need of more than normal supervision. Under the FDIA, an insured depository institution such as BankUnited is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized." Payment of dividends by BankUnited also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
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
Deposit Insurance Assessments
FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF. As noted above, the Dodd-Frank Act changed the way an insured depository institution's deposit insurance premiums are calculated and increased the minimum for the DIF reserve ratio from 1.15% to 1.35% . The Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase. Future changes to our risk classification or to the method for calculating premiums generally may impact assessment rates, which could impact the profitability of our operations.
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
BankUnited is a member of the Federal Home Loan Bank of Atlanta. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral. As a member of the FHLB, BankUnited is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankUnited is in compliance with this requirement.
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
The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If BankUnited, Inc. or BankUnited finds a name on any transaction, account or wire transfer that is on an OFAC list, BankUnited, Inc. or BankUnited must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.
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
The CRA then requires bank regulators to take into account the bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. When BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Following its most recent CRA examination in October 2012, BankUnited received an overall rating of "Satisfactory."
Employees
At December 31, 2015, we employed 1,641 full-time employees and 100 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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
During 2015, economic conditions in the United States continued to show modest improvement, as reflected by growth in gross domestic product and a continued decline in the unemployment rate. The potential for economic disruption continues, however, and there can be no assurance that economic conditions will continue to improve. A slowing of improvement or a deterioration in business or economic conditions generally, or more specifically in the principal markets in which we do business, could have one or more of the following adverse effects on our business, financial condition and results of operations:

•	A decrease in demand for our loan and deposit products;

•	An increase in delinquencies and defaults by borrowers or counterparties;

•	A decrease in the value of our assets;

•	A decrease in our earnings;

•	A decrease in liquidity; and

•	A decrease in our ability to access the capital markets.
Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.
Our enterprise risk management framework is designed to identify and minimize or mitigate the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited in their ability to anticipate the existence or development of risks that are currently unknown and unanticipated. The ineffectiveness of our enterprise risk management framework in mitigating the impact of known risks or the emergence of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations.
Our business is highly susceptible to credit risk on our non-covered assets.
As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans, if any, may be insufficient to ensure repayment. Credit losses are inherent in the business of making loans. We are also subject to credit risk that is embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly if economic or market conditions deteriorate. It is difficult to determine the many ways in which a decline in economic or market conditions may impact the credit quality of our assets. The Loss Sharing Agreements only cover a small percentage of assets, and credit losses on assets not covered by the Loss Sharing Agreements could have a material adverse effect on our operating results.

Our allowance for loan and lease losses may not be adequate to cover actual credit losses.
We maintain an allowance for loan and lease losses ("ALLL") that represents management's estimate of probable losses inherent in our credit portfolio. This estimate requires management to make significant assumptions and involves a high degree of judgment, which is inherently subjective, particularly as our non-covered loan portfolio has not yet developed an observable loss trend. Management considers numerous factors in determining the amount of the ALLL, including, but not limited to, historical loss severities and net charge-off rates of BankUnited and other comparable financial institutions, internal risk ratings, loss forecasts, collateral values, delinquency rates, the level of non-performing, criticized, classified and restructured loans in the portfolio, product mix, underwriting and credit administration policies and practices, portfolio trends, concentrations, industry conditions, economic trends and other factors considered by management to have an impact on the ability of borrowers to repay their loans. The effects of any decreases in expected cash flows on covered loans are also considered in the establishment of the ALLL.
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
We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.
Our business is susceptible to interest rate risk.
Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. Changes in the value of investment securities available for sale and certain derivatives directly impact equity through adjustments of accumulated other comprehensive income and changes in the values of certain other assets and liabilities may directly impact earnings. Interest rates are highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve Board.
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. The current persistent low level of market interest rates limits our ability to add higher yielding assets to the balance sheet. If this prolonged period of low rates continues beyond current forecasts, it may exacerbate downward pressure on our net interest margin and have a negative impact on our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. When interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. A flattening or inversion of the yield curve or a negative interest rate environment in the United States could create downward pressure on our net interest margin.
We attempt to manage interest rate risk by adjusting the rates, maturity, repricing, mix and balances of the different types of interest-earning assets and interest bearing liabilities and through the use of hedging instruments; however, interest rate risk management techniques are not precise, and we may not be able to successfully manage our interest rate risk. Our ability to manage interest rate risk could be negatively impacted by longer fixed rate terms on real estate loans being added to our portfolio or by unpredictable behavior of depositors in various interest rate environments. A rapid or unanticipated increase or decrease in interest rates, changes in the shape of the yield curve or in spreads between rates could have an adverse effect on our net interest margin and results of operations.
A failure to maintain adequate liquidity could adversely affect our financial condition and results of operations.
Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under extraordinary or unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in economic conditions in the geographic markets in which our operations are concentrated or in the financial or credit markets in general. Our access to liquidity in the form of deposits may also be affected by the liquidity needs of our depositors and by competition for deposits in our primary markets. A substantial portion of our liabilities consist of deposit accounts that are payable on demand or upon several days' notice, while by comparison, the majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
We may not be successful in executing our fundamental growth strategy.
Growth of our business, whether organic or through acquisitions, is an essential component of our business strategy. Commercial and consumer banking in our primary markets is highly competitive. Our ability to achieve organic growth is also dependent on economic conditions in our primary markets. There is no guarantee that we will be able to successfully or profitably execute our organic growth strategy in these markets.
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
If we do identify suitable candidates, there is no assurance that we will be able to obtain the required regulatory approvals in order to acquire them. If we do succeed in consummating future acquisitions, acquisitions involve risks that the acquired businesses may not achieve anticipated revenue, earnings, synergies or cash flows or that the other strategic benefits of the acquisitions may not be realized. There may also be unforeseen liabilities relating to the acquired businesses or arising out of the acquisitions, asset quality problems of the acquired entities, difficulty operating in markets in which we have had no or only limited experience and other conditions not within our control, such as adverse personnel relations, loss of customers because of change in identity, and deterioration in local economic conditions.
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
The geographic concentration of our markets in Florida and the New York metropolitan area makes our business highly susceptible to local economic conditions.
Unlike some larger financial institutions that are more geographically diversified, our operations are concentrated in Florida and the New York metropolitan area. Additionally, a significant portion of our loans secured by real estate are secured by commercial and residential properties in these geographic regions. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in these regions or by changes in the local real estate markets. The Florida economy and our sub-markets in particular were affected by the most recent downturn in commercial and residential property values, and the decline in real estate values in Florida during the downturn was higher than the national average. Additionally, the Florida economy relies heavily on tourism and seasonal residents. Disruption or deterioration in economic conditions in the markets we serve could result in one or more of the following:

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
The occurrence of a hurricane or other natural disaster to which our markets are susceptible or a man-made catastrophe or terrorist activity could disrupt our operations, result in damage to our properties, reduce or destroy the value of collateral and negatively affect the local economies in which we operate, which could have a material adverse effect on our results of operations.
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
A material portion of our loans are secured by residential or commercial real estate. The ability of our borrowers to repay their obligations and our financial results may therefore be adversely affected by changes in real estate values. Commercial real estate valuations in particular are highly subjective, as they are based on many assumptions. Such valuations can be significantly affected over relatively short periods of time by changes in business climate, economic conditions, occupancy rates, the level of rents, interest rates and, in many cases, the results of operations of businesses and other occupants of the real property. The properties securing income-producing investor real estate loans may not be fully leased at the origination of the loan. A borrower's ability to repay these loans is dependent upon stabilization of the properties and additional leasing through the life of the loan or the borrower's successful operation of a business. Weak economic conditions may impair a borrower's business operations, lead to elevated vacancy rates or lease turnover, slow the execution of new leases or result in falling rents. These factors could result in further deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Similarly, residential real estate valuations can be impacted by housing trends, the availability of financing at reasonable interest rates, the level of supply of available housing, governmental policy regarding housing and housing finance and general economic conditions affecting consumers.
We make credit and reserve decisions based on current real estate values, the current conditions of borrowers, properties or projects and our expectations for the future. If real estate values or fundamentals underlying the commercial and residential real estate markets decline, we could experience higher delinquencies and charge-offs beyond that provided for in the ALLL.
Our portfolio of loans secured by taxi medallions is exposed to fluctuations in the demand for taxi services and valuation of the underlying collateral.
We have a portfolio of loans secured by taxi medallions, substantially all of which are in New York City. The introduction of application-based mobile ride services, such as Uber, has caused a more competitive landscape for these services, resulting in reduced ridership and utilization of taxis and a reduction in the pool of drivers willing to drive taxis. Consequently, the reduced income generated from the operation of taxi medallions has caused significant declines in the market value of medallions and increased the likelihood that loans secured by taxi medallions may default or that borrowers may be unable to repay these loans at maturity, leading to an increase in troubled debt restructurings. Management has provided for estimated losses incurred through December 31, 2015, however, further declines in demand for taxi services or further deterioration in the value of medallions may result in higher delinquencies and losses beyond that provided for in the ALLL.
Our portfolio of assets under operating lease is exposed to fluctuations in the demand for and valuation of the underlying assets.
Our equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased transportation equipment is sensitive to shifts in general and industry specific economic and market trends and changes in trade flows from specific events such as natural or man-made disasters. A significant portion of our equipment under operating lease consists of rail cars used directly or indirectly in oil and gas drilling activities. Although we regularly monitor the value of the underlying assets and the potential impact of declines in oil and natural gas prices on the value of railcars on operating lease, there is no assurance that the value of these assets will not be adversely impacted by conditions in the energy industry.
Our reported financial results depend on management's selection and application of accounting policies and methods and related assumptions and estimates.
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
Management regularly monitors, evaluates and updates our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our financial condition and results of operations.
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
We face significant competition from other financial institutions and financial services providers, which may adversely impact our growth or profitability.
The primary markets we currently serve are Florida and the New York metropolitan area. Consumer and commercial banking in these markets is highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national financial institutions located in Florida, New York and adjoining states as well as savings and loan associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, marketplace lenders, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services.
The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks, including online providers, to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can.
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
The inability of BankUnited, Inc. to receive dividends from its subsidiary bank could have a material adverse effect on the ability of BankUnited, Inc. to make payments on its debt or pay cash dividends to its shareholders.
BankUnited, Inc. is a separate and distinct legal entity from the Bank, and a substantial portion of its revenue consists of dividends from the Bank. These dividends are the primary funding source for the dividends paid by BankUnited, Inc. on its common stock and the interest and principal payments on its debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s depositors and other creditors. If the Bank is unable to pay dividends, BankUnited, Inc. might not be able to service its debt, pay its obligations, or pay dividends on its common stock.
We rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely impact the effectiveness of our strategic planning and our results of operations.
The processes we use to forecast future performance and estimate expected credit losses, the effects of changing interest rates, sources and uses of liquidity, cash flows from the covered assets, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting tools and models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the tools and models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If these tools prove to be inadequate or inaccurate, our strategic planning processes, earnings and capital may be adversely impacted.
Changes in taxes and other assessments may adversely affect us.
The legislatures and taxing authorities in the tax jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business.
Tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution is reached. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates and assumptions the Company uses in preparing its tax returns are subsequently found to be incorrect, there could be a material effect on our results of operations.
Operational Risks
We are subject to a variety of operational, legal and compliance risks, including the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.
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
We are dependent on our information technology and telecommunications systems. Systems failures or interruptions could have an adverse effect on our financial condition and results of operations.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal loans, gather deposits, provide customer service, facilitate collections and share data across our organization. The failure of these systems could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We are dependent on third-party servicer providers for certain aspects of our business infrastructure and information and telecommunications systems.
We rely on third parties to provide key components of our business infrastructure and major systems including, but not limited to, our electronic funds transfer transaction processing, cash management and online banking services. While we select and monitor the performance of third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or the termination of a third-party software license or service agreement on which any of these systems is based, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also adversely affect our operations if those difficulties interfere with the vendor's ability to serve us effectively or at all. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
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
We provide our customers the ability to bank remotely, including online, via mobile devices and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.
Financial products and services have become increasingly technology-driven. To some degree, our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The widespread adoption of new technologies, including internet services and payment systems, could require us to incur substantial expenditures to modify or adapt our existing products and services.
The soundness of other financial institutions, particularly our financial institution counterparties, could adversely affect us.
Our ability to engage in routine funding and other transactions could be adversely affected by the stability and actions of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, servicing, counterparty and other relationships. We have exposure to an increasing number of financial institutions and counterparties. These counterparties include institutions that may be exposed to various risks over which we have little or no control.
Adverse developments affecting the overall strength and soundness of the financial services industry as a whole and third parties with whom we have important relationships could have a negative impact on our business even if we are not subject to the same adverse developments.
Reputational risks could affect our results.
Our ability to originate new business and maintain existing customer relationships is highly dependent upon customer and other external perceptions of our business practices. Adverse perceptions regarding our business practices could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Adverse developments with respect to external perceptions regarding the practices of our competitors, or our industry as a whole, or the general economic climate may also adversely impact our reputation. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. In addition, adverse reputational impacts on third parties with whom we have important relationships may adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.
Risks Relating to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations. Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to BankUnited, Inc., restrict the ability of institutions to guarantee our debt, and impose specific accounting requirements on us. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal banking agencies, including the OCC and Federal Reserve Board, periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our results of operations and capital base.
Further, federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for the Company in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations.
The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.
The Dodd-Frank Act imposes significant regulatory and compliance changes. There remains uncertainty surrounding the manner in which certain provisions of the Dodd-Frank Act will ultimately be interpreted and implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is still unclear. The changes resulting from the Dodd-Frank Act, including the Volcker Rule and rules and regulations established by the CFPB, may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital and liquidity requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. For a more detailed description of the Dodd-Frank Act, see Item 1 "Business—Regulation and Supervision—The Dodd-Frank Act."
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
In order to comply with regulations, guidelines and examination procedures in this area, we dedicate significant resources to the ongoing execution of our anti-money laundering program, continuously monitor and enhance as necessary our policies and procedures and maintain a robust automated anti-money laundering software solution. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of financial institutions that we may acquire in the future are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our expansion plans.
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
Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
Under the Dodd-Frank Act, the Company is required to annually conduct a company-run stress test to estimate the potential impact of three macroeconomic scenarios provided by the Federal Reserve on our regulatory capital ratios and certain other financial metrics. The Company is required to publish a public summary of these results.
Although the stress tests are not meant to assess our current condition, our customers may misinterpret and adversely react to the results of these stress tests despite the strength of our financial condition. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities. The inability to attract and retain customers or effectively compete for new business may adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2015, BankUnited leased 139,572 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices and operations center. At December 31, 2015, we provided banking services at 98 branch locations in 15 Florida counties. Of the 98 branch properties, we leased 314,589 square feet in 91 locations and owned 32,556 square feet in 7 locations. We also leased 3,000 square feet of property and owned 4,000 square feet of property in Florida for future retail branch operations. Additionally, we leased 32,395 square feet of office space and 5,580 square feet of warehouse space.
At December 31, 2015, BankUnited leased 25,306 square feet of banking services space in New York City at 5 branch locations and 2,000 square feet of banking services space in Melville, New York at 1 branch location. We also leased 76,035 square feet of office space in New York in 7 locations, of which 10,048 square feet have been subleased.
At December 31, 2015, we leased 10,619 square feet of office and operations space in Baltimore, Maryland to house UCBL and Bridge; 5,488 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle; and 129 square feet of office space in Austin, Texas used by Bridge Capital Leasing. We also leased 10,592 square feet of office and operations space in various states used by SBF.
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

PART II - FINANCIAL INFORMATION

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Shares of our common stock began trading on the NYSE under the symbol "BKU" on January 28, 2011. The last sale price of our common stock on the NYSE on February 24, 2016 was $31.76 per share.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2015		2014
	High	Low	High	Low
1st Quarter	$33.69	$26.69	$34.83	$30.16
2nd Quarter	36.95	32.13	35.65	30.76
3rd Quarter	37.92	33.07	34.23	30.23
4th Quarter	39.97	34.05	30.98	27.40
As of February 24, 2016, there were 584 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2016 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.21 per share on its common stock for each of the four quarters of 2015 and 2014 resulting in total dividends for 2015 and 2014 of $89.4 million and $87.9 million, respectively, or $0.84 per common share for each of the years ended December 31, 2015 and 2014. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between January 28, 2011 (the day shares of our common stock began trading) and December 31, 2015, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock. The graph assumes our closing sales price on January 28, 2011 of $28.40 per share as the initial value of our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Index	1/28/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
BankUnited, Inc.	100.00	79.24	90.75	125.05	113.73	144.16
S&P 500	100.00	100.51	116.60	154.36	175.49	177.92
S&P Bank	100.00	88.70	110.19	149.55	172.75	174.22
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Selected Consolidated Financial Data
You should read the selected consolidated financial data set forth below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below is derived from our audited consolidated financial statements.

	At December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$267,500	$187,517	$252,749	$495,353	$303,742
Investment securities available for sale, at fair value	4,859,539	4,585,694	3,637,124	4,172,412	4,181,977
Loans, net	16,510,775	12,319,227	8,983,884	5,512,618	4,088,656
FDIC indemnification asset	739,880	974,704	1,205,117	1,457,570	2,049,151
Total assets	23,883,467	19,210,529	15,046,649	12,375,953	11,322,038
Deposits	16,938,501	13,511,755	10,532,428	8,538,073	7,364,714
Federal Home Loan Bank advances	4,008,464	3,307,932	2,412,050	1,916,919	2,236,131
Notes and other borrowings	402,545	10,627	2,263	8,175	206
Total liabilities	21,639,569	17,157,995	13,117,951	10,569,273	9,786,758
Total stockholder's equity	2,243,898	2,052,534	1,928,698	1,806,680	1,535,280
Covered assets	813,525	1,053,317	1,730,182	2,149,009	2,754,668

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$880,816	$783,744	$738,821	$720,856	$638,097
Interest expense	135,164	106,651	92,611	123,269	138,937
Net interest income	745,652	677,093	646,210	597,587	499,160
Provision for loan losses	44,311	41,505	31,964	18,896	13,828
Net interest income after provision for loan losses	701,341	635,588	614,246	578,691	485,332
Non-interest income (1)	102,224	84,165	68,049	73,941	163,217
Non-interest expense (2)	506,672	426,503	364,293	307,767	455,805
Income before income taxes	296,893	293,250	318,002	344,865	192,744
Provision for income taxes (3)	45,233	89,035	109,066	133,605	129,576
Net income	$251,660	$204,215	$208,936	$211,260	$63,168
Share Data:
Earnings per common share, basic	$2.37	$1.95	$2.03	$2.05	$0.63
Earnings per common share, diluted	$2.35	$1.95	$2.01	$2.05	$0.62
Cash dividends declared per common share	$0.84	$0.84	$0.84	$0.72	$0.56
Dividend payout ratio	35.75%	43.06%	41.73%	35.13%	90.32%
Other Data (unaudited):
Financial ratios
Return on average assets	1.18%	1.21%	1.55%	1.71%	0.58%
Return on average common equity	11.62%	10.13%	11.16%	12.45%	4.34%
Yield on earning assets (4)	4.64%	5.33%	6.54%	7.28%	7.92%
Cost of interest bearing liabilities	0.84%	0.87%	0.94%	1.33%	1.62%
Equity to assets ratio	9.40%	10.68%	12.82%	14.60%	13.56%
Interest rate spread (4)	3.80%	4.46%	5.60%	5.95%	6.30%
Net interest margin (4)	3.94%	4.61%	5.73%	6.05%	6.21%
Loan to deposit ratio (5)	98.50%	91.89%	85.96%	65.28%	56.23%
Asset quality ratios
Non-performing loans to total loans (5)(6)	0.43%	0.31%	0.39%	0.62%	0.70%
Non-performing assets to total assets (7)	0.35%	0.27%	0.51%	0.89%	1.35%
Non-performing non-covered assets to total assets (7)	0.26%	0.17%	0.16%	0.13%	0.03%
ALLL to total loans	0.76%	0.77%	0.77%	1.06%	1.17%
ALLL to non-performing loans (6)	175.90%	244.69%	195.52%	171.21%	167.59%
Non-covered ALLL to non-covered non-performing loans (6)	204.45%	281.54%	246.73%	256.65%	859.34%
Net charge-offs to average loans	0.10%	0.15%	0.31%	0.17%	0.62%
Non-covered net charge-offs to average non-covered loans	0.09%	0.08%	0.34%	0.09%	0.36%

	At December 31,
	2015	2014	2013	2012	2011
Capital ratios
Tier 1 leverage	9.35%	10.70%	12.42%	13.16%	13.06%
CET1 risk-based capital	12.58%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	12.58%	15.45%	21.06%	33.60%	41.62%
Total risk-based capital	13.36%	16.27%	21.93%	34.88%	42.89%

(1)	Includes accretion of FDIC indemnification asset for the year ended December 31, 2011.

(2)	Includes $110.4 million of equity based compensation recorded in conjunction with the IPO during the year ended December 31, 2011.

(3)	Includes a discrete income tax benefit of $49.3 million recognized during the year ended December 31, 2015.

(4)	On a tax-equivalent basis.

(5)	Total loans includes premiums, discounts, deferred fees and costs and loans held for sale.

(6)
We define non-performing loans to include non-accrual loans, loans, other than acquired credit impaired ("ACI") loans, that are past due 90 days or more and still accruing and certain loans modified in troubled debt restructurings. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans.

(7)	Non-performing assets include non-performing loans, OREO and other repossessed assets.

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
Performance highlights include:

•
Net income for the year ended December 31, 2015 was $251.7 million or $2.35 per diluted share, compared to $204.2 million or $1.95 per diluted share for the year ended December 31, 2014. Earnings for 2015 generated a return on average stockholders' equity of 11.62% and a return on average assets of 1.18%. Excluding the effect of a discrete income tax benefit and related professional fees described below, diluted earnings per share for for the year ended December 31, 2015 was $1.90, return on average stockholders' equity was 9.38% and return on average assets was 0.95%.

•
The Company recognized a discrete income tax benefit of $49.3 million during the year ended December 31, 2015, reducing the Company's effective tax rate to 15.2% for the year ended December 31, 2015 from 30.4% for the year ended December 31, 2014. The tax benefit, predicated on guidance issued by the IRS in 2015, relates to the Company's ability to claim additional tax basis in certain assets acquired in the FSB Acquisition. The Company recorded professional fees of $1.3 million related to this tax benefit during 2015.

•
Net interest income for 2015 was $745.7 million, an increase of $68.6 million over the prior year. The net interest margin, calculated on a tax-equivalent basis, decreased to 3.94% for 2015 from 4.61% for 2014. The primary driver of the decline in the net interest margin was the continued shift in the composition of the loan portfolio away from higher yielding covered loans into new loans originated at lower current market rates of interest. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2015 and 2014 (on a tax-equivalent basis):

•
New loans and leases, including equipment under operating lease, grew by $4.7 billion, to $16.2 billion for the year ended December 31, 2015. New loan growth was concentrated in the commercial portfolio, commensurate with our core business strategy. New commercial loans and leases grew by $4.1 billion for the year ended December 31, 2015, while new residential loans grew by $401 million. The New York region, the Florida region and our national platforms contributed $2.2 billion, $1.3 billion and $1.0 billion, respectively, to new loan growth for the year ended December 31, 2015. The following charts compare the composition of our loan and lease portfolio by portfolio segment and of our new loan and lease portfolio by region at December 31, 2015 and 2014:

2015
0.2%
4.7%
14.6%
17.1%
16.2%
47.2%
2014
0.2%
14.0%
8.2%
19.8%
18.9%
38.9%
Covered loans
Non-covered residential
Non-covered commercial real estate (1)
Non-covered commercial and industrial
Non-covered commercial lending subsidiaries (2)
Non-covered consumer

2015
32.1%
34.1%
33.8%
2014
34.8%
36.7%
28.5%
Florida
New York
National Platform (2)

(1)	Commercial real estate loans include multifamily, owner occupied and non-owner occupied commercial real estate and construction and land loans.

(2)	Includes equipment under operating leases.

•
Asset quality remained strong. At December 31, 2015, 98.2% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.37% and the ratio of non-covered non-performing assets to total assets was 0.26% at December 31, 2015. Credit risk related to the covered assets is significantly mitigated by the Loss Sharing Agreements. A comparison of our non-covered, non-performing assets ratio to that of our peers at December 31, 2015, 2014 and 2013 is presented in the chart below:

(1)	Calculated as non-covered non-performing assets as a percentage of total assets.

(2)	Source: SNL Financial. Peer data reflects median values for publicly traded U.S. banks and thrifts with assets between $10-50 billion.

•
Total deposits grew by $3.4 billion for the year ended December 31, 2015 to $16.9 billion, including deposits of $3.3 billion in New York. The weighted average cost of deposits remained steady at 0.61% for both of the years ended December 31, 2015 and 2014. The following charts illustrate the composition of deposits at December 31, 2015 and 2014:

•
The Company completed the SBF acquisition in May, 2015 for a cash purchase price of $278 million. In connection with the transaction, the Company acquired loans with an estimated fair value of $256 million, comprised of $174 million of loans to be held in portfolio and $82 million of loans designated held for sale, and servicing assets with an estimated fair value of $10 million. Goodwill of $10 million was recognized.

•	During the quarter ended December 31, 2015, the Company completed an underwritten public offering of $400 million aggregate principal amount of its 4.875% senior notes.

•
The Company's and the Bank's capital ratios exceed all regulatory "well capitalized" guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines as of December 31, 2015 and 2014:

BankUnited, Inc:
BankUnited, N.A.:

2015
2014
18.0%
16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
10.4%
5.0%
4.0%
14.0%
6.5%
4.5%
14.0%
8.0%
6.0%
14.8%
10.0%
8.0%
Tier 1 leverage capital
CET1 risk-based capital
Tier 1 risk-based capital
Total risk-based capital
9.1%
5.0%
4.0%
13.2%
6.0%
4.0%
14.0%
10.0%
8.0%
Tier 1 leverage capital
Tier 1 risk-based capital
Total risk-based capital
Actual
Required to be Considered Well Capitalized
Required to be Considered Adequately Capitalized

Opportunities and Challenges
Management has identified significant opportunities for our Company, including:

•
Our capital position, market presence and experienced lending and relationship banking teams position us well for continued organic growth in Florida and the Tri-State market, both of which we believe to be attractive banking markets. We also expect continued growth from our national lending platforms.

•	We continue to evaluate potential strategic acquisitions of financial institutions and complementary businesses.

•	The potential to further optimize our deposit mix in conjunction with the growth of our core commercial business.

•	Potential enhancement of operating efficiency as the New York region and our national platforms, with their limited geographic footprints, comprise a larger proportion of our asset and revenue mix.
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
Accounting for Acquired Loans and the FDIC Indemnification Asset
A significant portion of the covered loans are residential ACI Loans. The accounting for ACI loans requires the Company to estimate the timing and amount of cash flows to be collected from these loans and to continually update estimates of the cash flows expected to be collected over the lives of the loans. Similarly, the accounting for the FDIC indemnification asset requires the Company to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. Estimated cash flows impact the rate of accretion on covered loans and the rate of accretion or amortization on the FDIC indemnification asset as well as the amount of any ALLL to be established related to the covered loans. These cash flow estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to their amount and timing.
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
We monitor the pools quarterly by updating our expected cash flows to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, the timing and amount of loan sales, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values. Changes in these assumptions could have a potentially material impact on the amount of the ALLL related to the covered loans as well as on the rate of accretion on these loans. Prepayment, delinquency, default curves and loss severity used to forecast pool cash flows are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters, or the immediately preceding twelve quarters as it relates to loss severity from loan sales. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This threshold is judgmentally determined.
Generally, commercial loans are monitored and expected cash flows updated at the individual loan level due to the size and other unique characteristics of these loans. The expected cash flows are estimated based on judgments and assumptions which include credit risk grades established in the Bank's ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluations of cash flows from available collateral, and the contractual terms of the underlying loan agreements. Changes in the assumptions that impact forecasted cash flows could result in a potentially material change to the amount of the ALLL.
The estimated cash flows from the FDIC indemnification asset are sensitive to changes in the same assumptions that impact expected cash flows on covered loans. Estimated cash flows impact the rate of amortization on the FDIC indemnification asset.
Fair Value Measurements
The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, certain servicing rights and derivative instruments. Assets that may be measured at fair value on a non-recurring basis include OREO and other repossessed assets, impaired loans, loans held for sale, goodwill, intangible assets, residential MSRs and assets acquired and liabilities assumed in business combinations. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.
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
Notes 1, 4 and 16 to our consolidated financial statements contain further information about fair value estimates.
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

•
Under the acquisition method of accounting, all of the assets acquired and liabilities assumed in the FSB Acquisition were initially recorded on the consolidated balance sheet at their estimated fair values as of May 21, 2009. These estimated fair values differed materially from the carrying amounts of many of the assets acquired and liabilities assumed as reflected in the financial statements of the Failed Bank immediately prior to the FSB Acquisition. In particular, the acquisition date carrying amount of investment securities, loans, the FDIC indemnification asset, goodwill, net deferred tax assets, deposit liabilities, and FHLB advances were materially impacted by acquisition accounting adjustments. The reported amounts of many of the acquired assets continue to be affected by the adjustments;

•
Interest income and the net interest margin reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and, to a much lesser extent, interest expense reflects the impact of amortization of the fair value adjustments made to the carrying amounts of interest bearing liabilities in conjunction with the FSB Acquisition;

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

•	Non-interest expense includes the effect of amortization of the indemnification asset;

•
Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Loss Sharing Agreements. The impact of gains or losses related to transactions in covered assets is significantly mitigated by FDIC indemnification; and

•
ACI loans that are contractually delinquent may not be reflected as non-accrual loans or non-performing assets due to the accounting treatment accorded such loans under Accounting Standards Codification ("ASC") section 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

While the impact of these factors on our reported financial results is expected to continue to decline over time, they may continue to impact the comparability of our financial performance to that of other financial institutions.

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
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets and by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by management's assessment of the desire for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Company's markets and the availability and pricing of other sources of funds.
Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 4.6%, 8.0% and 14.4%, of total loans, including premiums, discounts and deferred fees and costs, at December 31, 2015, 2014 and 2013, respectively. As this trend continues, we expect our net interest margin and interest rate spread to continue to decrease, although at a declining rate.
Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. Interest income for the years ended December 31, 2014 and 2013 was impacted by proceeds from the sale of loans in this pool. The UPB of loans remaining in this pool was insignificant at December 31, 2015 and 2014.
The impact of accretion and ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

The following table presents, for the years ended December 31, 2015, 2014 and 2013, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis (dollars in thousands):

	2015			2014			2013
	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)	Average Balance	Interest(1)	Yield/ Rate(1)
Assets:
Interest earning assets:
Loans	$14,263,617	$769,789	5.40%	$10,536,287	$678,274	6.44%	$6,817,786	$625,948	9.18%
Investment securities (2)	4,672,032	121,221	2.59%	3,984,543	111,471	2.80%	4,135,407	117,289	2.84%
Other interest earning assets	481,716	10,098	2.10%	453,252	7,845	1.73%	500,306	5,342	1.07%
Total interest earning assets	19,417,365	901,108	4.64%	14,974,082	797,590	5.33%	11,453,499	748,579	6.54%
Allowance for loan and lease losses	(108,875)			(76,606)			(62,461)
Non-interest earning assets	1,985,421			1,928,564			2,057,923
Total assets	$21,293,911			$16,826,040			$13,448,961
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,169,921	5,782	0.49%	$773,655	3,254	0.42%	$582,623	$2,698	0.46%
Savings and money market deposits	6,849,366	37,744	0.55%	5,092,444	25,915	0.51%	4,280,531	20,620	0.48%
Time deposits	4,305,857	47,625	1.11%	3,716,611	43,792	1.18%	2,844,377	37,248	1.31%
Total interest bearing deposits	12,325,144	91,151	0.74%	9,582,710	72,961	0.76%	7,707,531	60,566	0.79%
FHLB advances	3,706,288	40,328	1.09%	2,613,156	32,412	1.24%	2,097,581	31,872	1.52%
Notes and other borrowings	58,791	3,685	6.27%	10,768	1,278	11.87%	650	173	26.62%
Total interest bearing liabilities	16,090,223	135,164	0.84%	12,206,634	106,651	0.87%	9,805,762	92,611	0.94%
Non-interest bearing demand deposits	2,732,654			2,366,621			1,586,007
Other non-interest bearing liabilities	305,519			235,930			184,645
Total liabilities	19,128,396			14,809,185			11,576,414
Stockholders' equity	2,165,515			2,016,855			1,872,547
Total liabilities and stockholders' equity	$21,293,911			$16,826,040			$13,448,961
Net interest income		$765,944			$690,939			$655,968
Interest rate spread			3.80%			4.46%			5.60%
Net interest margin			3.94%			4.61%			5.73%

(1)	On a tax-equivalent basis where applicable

(2)	At fair value except for securities held to maturity

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

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to Volume	Change Due to Rate	Increase	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$201,092	$(109,577)	$91,515	$239,133	$(186,807)	$52,326
Investment securities	18,118	(8,368)	9,750	(4,164)	(1,654)	(5,818)
Other interest earning assets	576	1,677	2,253	(799)	3,302	2,503
Total interest income	219,786	(116,268)	103,518	234,170	(185,159)	49,011
Interest Expense Attributable to:
Interest bearing demand deposits	1,986	542	2,528	789	(233)	556
Savings and money market deposits	9,792	2,037	11,829	4,011	1,284	5,295
Time deposits	6,435	(2,602)	3,833	10,242	(3,698)	6,544
Total interest bearing deposits	18,213	(23)	18,190	15,042	(2,647)	12,395
FHLB advances	11,836	(3,920)	7,916	6,413	(5,873)	540
Notes and other borrowings	3,010	(603)	2,407	1,201	(96)	1,105
Total interest expense	33,059	(4,546)	28,513	22,656	(8,616)	14,040
Increase (decrease) in net interest income	$186,727	$(111,722)	$75,005	$211,514	$(176,543)	$34,971
Year ended December 31, 2015 compared to year ended December 31, 2014
Net interest income, calculated on a tax-equivalent basis, was $765.9 million for the year ended December 31, 2015 compared to $690.9 million for the year ended December 31, 2014, an increase of $75.0 million. The increase in net interest income was comprised of an increase in interest income of $103.5 million, offset by an increase in interest expense of $28.5 million.
The increase in tax-equivalent interest income was comprised primarily of a $91.5 million increase in interest income from loans and a $9.8 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.7 billion increase in the average balance outstanding partially offset by a 1.04% decrease in the tax-equivalent yield to 5.40% for the year ended December 31, 2015 from 6.44% for the year ended December 31, 2014. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the year ended December 31, 2015 than for 2014. New loans represented 93.0% of the average balance of loans outstanding for the year ended December 31, 2015 compared to 87.8% for the year ended December 31, 2014. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•	The tax-equivalent yield on new loans declined to 3.50% for the year ended December 31, 2015 from 3.56% for the year ended December 31, 2014.

•
Interest income on loans acquired in the FSB Acquisition totaled $303.2 million and $348.6 million for the years ended December 31, 2015 and 2014, respectively. The tax-equivalent yield on those loans increased to 30.29% for the year ended December 31, 2015 from 27.09% for the year ended December 31, 2014. The increase in the yield on loans acquired in the FSB Acquisition resulted primarily from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield for ACI loans. The yield on loans acquired in the FSB Acquisition was also impacted by a decrease in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero. Interest income on loans included $30.9 million in proceeds from sales of loans from the zero carrying value pool for the year ended December 31, 2014. No loans were sold from the zero carrying value pool in the year ended December 31, 2015.
The average balance of investment securities increased by $687 million for the year ended December 31, 2015 from the year ended December 31, 2014 while the tax-equivalent yield declined to 2.59% for the year ended December 31, 2015 from 2.80% for year ended December 31, 2014. The decline in tax-equivalent yield reflects (i) the impact of the addition of new, relatively short duration securities at current market yields while securities purchased in a higher interest rate environment continue to amortize and (ii) adjustments resulting from changes in prepayment speeds for certain securities.
The components of the increase in interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 were an $18.2 million increase in interest expense on deposits, a $7.9 million increase in interest expense on FHLB advances and a $2.4 million increase in interest expense on notes and other borrowings.
The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.7 billion in average interest bearing deposits The increase in interest expense on FHLB advances was driven by an increase in the average balance of $1.1 billion, partially offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances declined by 0.15% to 1.09% for the year ended December 31, 2015 from 1.24% for the year ended December 31, 2014, reflecting the impact of the maturity of higher rate advances and the addition of new advances at lower market interest rates. The increase in interest expense on notes and other borrowings was primarily the result of the issuance of $400 million in senior notes in November 2015.
The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2015 was 3.94% as compared to 4.61% for the year ended December 31, 2014. The interest rate spread decreased to 3.80% for the year ended December 31, 2015 from 4.46% for the year ended December 31, 2014. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and investment securities partly offset by a lower cost of deposits and FHLB advances, as discussed above. We expect the net interest margin and interest rate spread to continue to decline, although at a decreasing rate, as new loans originated at lower current market rates of interest continue to grow and higher yielding loans acquired in the FSB Acquisition are collected or resolved.
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
Increased interest income from loans was attributable to a $3.7 billion increase in the average balance outstanding partially offset by a 2.74% decrease in the tax-equivalent yield to 6.44% for the year ended December 31, 2014 from 9.18% for the year ended December 31, 2013. Offsetting factors contributing to the overall decline in the yield on loans were consistent with those indicated for the year ended December 31, 2015 compared to year ended December 31, 2014 above, further quantified as follows:

•
New loans represented 87.8% of the average balance of loans outstanding for the year ended December 31, 2014 as compared to 75.6% for the year ended December 31, 2013, while the tax-equivalent yield on new loans declined to 3.56% for the year ended December 31, 2014 from 3.76% for the year ended December 31, 2013.

•
Interest income on loans acquired in the FSB Acquisition totaled $348.6 million and $431.1 million for the years ended December 31, 2014 and 2013, respectively. The tax-equivalent yield on those loans increased to 27.09% for the year ended December 31, 2014 from 26.02% for the year ended December 31, 2013. Interest income on loans included $30.9 million and $50.6 million in proceeds from sales of loans in the pool of ACI loans with a zero carrying value for the years ended December 31, 2014 and 2013, respectively.

The average balance of investment securities decreased by $151 million for the year ended December 31, 2014 from the year ended December 31, 2013 while the tax-equivalent yield declined to 2.80% for the year ended December 31, 2014 from 2.84% for 2013.
The increase in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily reflected an increase of $12.4 million in interest expense on deposits. This increase was driven by an increase of $1.9 billion in average interest bearing deposits, partially offset by a decrease in the average rate paid on interest bearing deposits to 0.76% for the year ended December 31, 2014 from 0.79% for the year ended December 31, 2013. The decrease in the average rate paid reflected a decline in market interest rates on time deposits,
The impact of an increase of $516 million in the average balance of FHLB advances was largely offset by decreases in the average rate paid. The average rate paid on FHLB advances, inclusive of the impact of cash flow hedges and fair value accretion, declined to 1.24% for the year ended December 31, 2014 from 1.52% for the year ended December 31, 2013.
The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2014 was 4.61% as compared to 5.73% for the year ended December 31, 2013, a decrease of 112 basis points. The interest rate spread decreased to 4.46% for the year ended December 31, 2014 from 5.60% for the year ended December 31, 2013. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans partly offset by a lower cost of deposits and FHLB advances, as discussed above. The net interest margin was also positively impacted by an increase in the ratio of the average balance of loans to total interest-earning assets and an increase in the ratio of the average balance of interest-earning assets to interest bearing liabilities.
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
For the years ended December 31, 2015, 2014 and 2013, we recorded provisions for loan losses of $42.1 million, $41.7 million and $33.7 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
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
As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on the FDIC indemnification asset, recorded in non-interest income. For the years ended December 31, 2015, 2014 and 2013 we recorded provisions for (recovery of) losses on covered loans of $2.3 million, $(0.2) million and $(1.7) million, respectively.
Non-Interest Income
The Company reported non-interest income of $102.2 million, $84.2 million and $68.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Although the amounts have declined as a percent of total non-interest income, a significant portion of our non-interest income relates to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.

The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Income from resolution of covered assets, net	$50,658	$49,082	$78,862
Net loss on FDIC indemnification	(65,942)	(46,396)	(50,638)
FDIC reimbursement of costs of resolution of covered assets	859	4,440	9,397
Gain (loss) on sale of covered loans, net	34,929	20,369	(16,195)
Other-than-temporary impairment ("OTTI") on covered investment securities available for sale	—	—	(963)
Mortgage insurance income and modification incentives	2,911	5,036	7,617
Non-interest income related to the covered assets	23,415	32,531	28,080
Service charges and fees	17,876	16,612	14,255
Gain on sale of non-covered loans	5,704	678	726
Gain on investment securities available for sale, net	8,480	3,859	9,592
Lease financing	35,641	21,601	8,214
Other non-interest income	11,108	8,884	7,182
	$102,224	$84,165	68,049
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

The following table provides further detail of the components of income from resolution of covered assets, net, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Payments in full	$47,238	$47,855	$69,673
Foreclosures	476	(1,556)	(2,657)
Short sales	36	(388)	(2,334)
Charge-offs	(549)	(1,016)	(927)
Recoveries	3,457	4,187	15,107
Income from resolution of covered assets, net	$50,658	$49,082	$78,862
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
A decline in the level of foreclosure and short sale activity coupled with improving home prices led to declines in losses on resolutions from foreclosures and short sales.
Charge-offs primarily reflect the carrying value of ACI home equity lines of credit accounted for in pools, while recoveries primarily reflect collections on commercial ACI loans charged off in prior years. The decrease in income from recoveries from 2013 to 2014 was attributable primarily to two large commercial loan recoveries recognized in 2013.
Sales of covered 1-4 single family residential loans for the years ended December 31, 2015, 2014 and 2013 are summarized as follows (in thousands):

	2015	2014	2013
UPB of loans sold (1)	$249,038	$219,297	$127,972
Cash proceeds, net of transaction costs (1)	$207,425	$143,450	$64,588
Carrying value of loans sold (1)	172,496	141,052	80,783
Gain (loss) on sale of covered loans, net	$34,929	$2,398	$(16,195)
Gain (loss) on indemnification asset (2)	$(28,051)	$(2,323)	$12,695

(1)	Excludes loans sold from a pool of ACI loans with a zero carrying value, for which proceeds are recognized as interest income.

(2)	Excludes gains of $1,514 and $8,326 related to loans sold from a pool of ACI loans with a zero carrying value for the years ended December 31, 2014 and 2013, respectively.
Loans were sold on a non-recourse basis to third parties. The improvement in results of these sales for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and for the year ended December 31, 2014 as compared to the year ended December 31, 2013 resulted primarily from improved pricing on the sales. Improved pricing reflected both improvement in the quality of loans sold and better market conditions. We anticipate that we will continue to exercise our right to sell covered loans on a quarterly basis in the future.
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
$12,241
The net loss on FDIC indemnification related to covered loan sales for the year ended December 31, 2014 did not bear the 80% relationship to the net gain on sale that might generally be expected primarily because indemnification is determined based on the unpaid principal balance of the loans sold rather than carrying value and because proceeds in excess of the unpaid principal balance are not subject to sharing with the FDIC.
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
As discussed further in the section entitled "Investment Securities Available for Sale", the net loss on FDIC indemnification for the year ended December 31, 2013 was also impacted by an OTTI loss recognized on one covered security
Net loss on FDIC indemnification of $65.9 million, $46.4 million and $50.6 million was recorded for the years ended December 31, 2015, 2014 and 2013, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the the years ended December 31, 2015, 2014 and 2013 was $16.3 million, $26.0 million and $20.4 million, respectively,

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans (1)	$(2,284)	$1,826	$(458)
Income from resolution of covered assets, net	50,658	(40,395)	10,263
Gain on sale of covered loans	34,929	(28,051)	6,878
Loss on covered OREO	(1,014)	678	(336)
	$82,289	$(65,942)	$16,347

	2014
	Transaction Income	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$33	$(54)	$(21)
Income from resolution of covered assets, net	49,082	(39,127)	9,955
Gain on sale of covered loans	20,369	(5,338)	15,031
Gain on covered investment securities available for sale	209	(167)	42
Gain on covered OREO	2,744	(1,710)	1,034
	$72,437	$(46,396)	$26,041

	2013
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$1,738	$(1,574)	$164
Income from resolution of covered assets, net	78,862	(64,793)	14,069
Loss on sale of covered loans	(16,195)	21,021	4,826
Loss on covered investment securities available for sale	(963)	770	(193)
Gain on covered OREO	7,629	(6,062)	1,567
	$71,071	$(50,638)	$20,433

(1)
Transaction income (loss) for the years ended December 31, 2015 and 2014 includes provisions of $33 thousand and $210 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

For the years ended December 31, 2014 and 2013, loans were sold from the pool of residential ACI loans with a zero carrying value, Proceeds from sale of loans in this pool, reflecting additional realization of accretable yield, were reflected in interest income upon receipt as discussed above in the section entitled "Net Interest Income." Since reimbursements from the FDIC under the Loss Sharing Agreements are calculated based on UPB of the loans rather than on their financial statement carrying amounts, "Net Loss on FDIC Indemnification" for the years ended December 31, 2014 and 2013 included a component related to the sale of loans from the zero carrying value pool.
Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded as "FDIC reimbursement of costs of resolution of covered assets" in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. During the years ended December 31, 2015, 2014 and 2013, claims of $0.9 million, $4.4 million and $9.4 million, respectively, were submitted to the FDIC for reimbursement. The year over year decrease in claims primarily reflects a reduction in foreclosure activities over the period.

Mortgage insurance income totaled $0.7 million, $1.7 million and $2.1 million and modification incentives totaled $2.2 million, $3.3 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offset amounts otherwise reimbursable by the FDIC. Modification incentives represent amounts received from the Department of Treasury related to loans modified under the Home Affordable Modification Program ("HAMP"), net of amounts reimbursed to the FDIC. Year over year declines in mortgage insurance and modification incentives income reflect the reduced volume of covered loan foreclosure resolution and HAMP modification activity over the period.
Other components of non-interest income
Year over year increases in service charges and fees correspond to the growth in deposits and loans.
The increase in gain on sale of non-covered loans for the year ended December 31, 2015 compared to the years ended December 31, 2014 and 2013 related primarily to gains on sales of loans by SBF. Such gains totaled $5.0 million for the year ended December 31, 2015.
Gains on investment securities available for sale for the years ended December 31, 2015, 2014 and 2013 related to sales of securities in the normal course of managing liquidity, the Company's cash position, portfolio duration and yield. For the year ended December 31, 2013, gains from the sale of investment securities available for sale also included net gains of $2.3 million related to the liquidation of our positions in certain securities in response to the release of the Volcker Rule and net gains of $1.6 million from the sale of securities acquired in a 2012 business combination.
Income from lease financing increased to $35.6 million for the year ended December 31, 2015, compared to $21.6 million for the year ended December 31, 2014 and $8.2 million year ended December 31, 2013. The increase in income is consistent with the growth in the portfolio of equipment under lease.
The most significant recurring items included in other non-interest income include the increase in cash surrender value of bank owned life insurance, income related to interest rate swaps not designated as cash flow hedges, and servicing income.
Non-Interest Expense
The following table presents the components of non-interest expense for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Employee compensation and benefits	210,104	$195,218	$173,763
Occupancy and equipment	75,484	70,520	63,766
Amortization of FDIC indemnification asset	109,411	69,470	36,943
Deposit insurance expense	14,257	9,348	7,648
Professional fees	14,185	13,178	21,934
Telecommunications and data processing	13,613	13,381	13,034
Depreciation of equipment under operating lease	18,369	8,759	4,259
Other real estate owned expense, net	4,775	2,360	2,812
Other non-interest expense	46,474	44,269	40,134
	$506,672	$426,503	$364,293
Non-interest expense as a percentage of average assets was 2.4%, 2.5% and 2.7% for the years ended December 31, 2015, 2014 and 2013, respectively. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.9%, 2.1% and 2.4% for the years ended December 31, 2015, 2014 and 2013, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the year ended December 31, 2015 increased by

$14.9 million as compared to the year ended December 31, 2014. This increase reflected higher head count, particularly from the SBF acquisition and the addition of lending and deposit gathering teams. Employee compensation and benefits for the year ended December 31, 2014 increased by $21.5 million as compared to the year ended December 31, 2013. This increase related primarily to the Company's overall growth and its expansion into New York.
Occupancy and equipment
Occupancy and equipment expense increased by $5.0 million million or 7.0% for the year ended December 31, 2015 as compared with the year ended December 31, 2014 and by $6.8 million or 10.6% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. These increases related primarily to the Company's growth and expansion.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $109.4 million, $69.5 million and $36.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the years ended December 31, 2015, 2014 and 2013, the average rate at which the FDIC indemnification asset was amortized was 12.68%, 6.41%, and 2.76%, respectively.
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
See Note 6 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the years ended December 31, 2015, 2014 and 2013. Subsequent to the termination of loss sharing under the Commercial Shared-Loss Agreement in May 2014, the entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at December 31, 2015 and 2014 (in thousands):

	2015	2014
FDIC indemnification asset	$739,880	$974,704
Less expected amortization	(342,317)	(302,669)
Amount expected to be collected from the FDIC	$397,563	$672,035
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
Professional fees
Professional fees increased by $1.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily attributed to $1.3 million in accounting and advisory fees related to the discrete income tax benefit recorded in 2015. Professional fees decreased by $8.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was primarily due to higher consulting and advisory fees incurred in 2013 related to regulatory compliance.
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $9.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and by $4.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. These increases correspond to the growth in the portfolio of equipment under operating lease.

Other real estate owned expense, net
The following table presents the components of other real estate owned expense, net for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Gain on sale of OREO	$(133)	$(3,851)	$(9,569)
Impairment of OREO	1,053	1,235	1,939
Foreclosure and OREO related expenses	3,855	4,976	10,442
Other real estate owned expense, net	$4,775	$2,360	$2,812
During the years ended December 31, 2015, 2014 and 2013, a substantial majority of the gains or losses recognized on the sale or impairment of OREO related to properties covered by the Loss Sharing Agreements. Generally declining levels of foreclosure activity and OREO inventory have led to the decreasing impact of OREO sales and OREO related expenses.
Other non interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, insurance, travel and general office expense.
Income Taxes
The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 was $45.2 million, $89.0 million and $109.1 million, respectively. The Company's effective tax rate was 15.2%, 30.4% and 34.3% for the years ended December 31, 2015, 2014 and 2013, respectively. The most significant components included in the reconciliation of the Company's effective tax rate to the statutory federal tax rate of 35.0% were the effect of state income taxes, the lapse of the statute of limitations related to certain uncertain state tax positions, the impact of income not subject to federal tax and for 2015, the $49.3 million discrete income tax benefit discussed previously.
The decrease in the effective tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily reflected the discrete income tax benefit of $49.3 million discussed above. The decrease in the effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflected increases in income not subject to federal tax, benefits resulting from state tax law changes, changes in certain state tax positions and decreases in the amount of uncertain state tax positions resulting from the lapse of the statute of limitations.
At December 31, 2015 and 2014, the Company had net deferred tax assets of $105.6 million and $117.2 million, respectively. Based on an evaluation of both positive and negative evidence related to ultimate realization of deferred tax assets, we have concluded it is more likely than not that the deferred tax assets will be realized. Persuasive positive evidence leading to this conclusion as of December 31, 2015 included the availability of sufficient tax loss carrybacks and future taxable income resulting from reversal of existing taxable temporary differences to assure realization of the deferred tax assets. Realization of deferred tax assets as of December 31, 2015 is not dependent, to any significant extent, on the generation of additional future taxable income.
For more information about income taxes, see Note 11 to the consolidated financial statements.
Termination of the Commercial Shared-Loss Agreement
Loss sharing under the terms of BankUnited, N.A.’s Commercial Shared-Loss Agreement with the FDIC terminated on May 21, 2014. At December 31, 2015, the Company’s loan portfolio included commercial and consumer ACI loans with a carrying value of $67 million, and the investment portfolio included securities with a carrying value of $143 million that are no longer subject to loss sharing under the terms of the Commercial Shared-Loss Agreement. As of December 31, 2015 we bear all credit risk with respect to these assets. The Commercial Shared-Loss Agreement provides for the Bank’s continued reimbursement for recoveries, as defined, to the FDIC through May 21, 2017.
Analysis of Financial Condition
Average interest-earning assets increased $4.4 billion to $19.4 billion for the year ended December 31, 2015 from $15.0 billion for the year ended December 31, 2014. This increase was driven by a $3.7 billion increase in the average balance of outstanding loans and a $687 million increase in the average balance of investment securities. The increase in average loans reflected growth of $4.0 billion in average new loans outstanding, partially offset by a $286 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets remained relatively consistent period over period, reflecting a decrease in the FDIC indemnification asset and offsetting increases in equipment under operating lease, net and other assets. Growth of the new loan and lease portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased by $3.9 billion to $16.1 billion for the year ended December 31, 2015 from $12.2 billion for the year ended December 31, 2014, due primarily to an increase of $2.7 billion in average interest bearing deposits and a $1.1 billion increase in average FHLB advances. Average non-interest bearing deposits increased by $366 million.
Average stockholders' equity increased by $149 million, due to the retention of earnings and, to a lesser extent, the exercise of stock options.
Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of December 31, 2015, 2014 and 2013 (in thousands):

	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$4,997	$4,997	$54,924	$54,967	$—	$—
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,167,197	1,178,318	1,501,504	1,524,716	1,548,671	1,574,303
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	95,997	96,814	101,089	101,858	27,132	26,777
Re-Remics	88,658	89,691	179,664	183,272	267,525	271,785
Private label residential mortgage-backed securities and CMOs	502,723	544,612	350,300	403,979	255,184	310,118
Private label commercial mortgage-backed securities	1,219,355	1,218,740	1,156,166	1,161,485	842,818	839,000
Single family rental real estate-backed securities	646,156	636,705	446,079	443,017	—	—
Collateralized loan obligations	309,615	306,877	174,767	174,332	—	—
Non-mortgage asset-backed securities	54,981	56,500	96,250	100,068	143,625	148,766
Preferred stocks	75,742	83,209	96,294	105,442	140,806	149,677
State and municipal obligations	351,456	361,753	15,317	15,702	—	—
SBA securities	270,553	273,336	298,424	308,728	295,892	308,937
Other debt securities	3,854	7,987	3,712	8,128	3,542	7,761
	$4,791,284	$4,859,539	$4,474,490	$4,585,694	$3,525,195	$3,637,124
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency mortgage-backed securities. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of December 31, 2015 was 4.1 years and the effective duration was 1.8 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally serve to prohibit us from holding an ownership interest, as defined, in a covered fund, also as defined. There are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At December 31, 2015, we held Re-Remics with a carrying value of $90 million, the majority of which were in unrealized gain positions. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2016 as it pertains to legacy covered funds, as defined. The Federal Reserve has indicated its intention to extend the conformance period further to July 2017.
As discussed above in the section entitled “Results of Operations - Termination of the Commercial Shared-Loss
Agreement”, FDIC loss sharing on investment securities acquired in the FSB Acquisition ended in May 2014. The terms of the
Commercial Shared-Loss Agreement continue to require sharing with the FDIC of any realized gains from the sale of covered investment securities through May 2017. Securities formerly covered under the Commercial Shared-Loss Agreement include private label residential mortgage-backed securities, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities with an aggregate fair value of $143 million and gross unrealized gains of $51 million at December 31, 2015. Gross unrealized losses on this portfolio segment were de minimis at December 31, 2015.

A summary of activity in the investment securities available for sale portfolio for the year ended December 31, 2015 follows (in thousands):

Balance, beginning of period	$4,585,694
Purchases	1,968,741
Repayments	(537,484)
Sales, maturities and calls	(1,105,540)
Amortization of discounts and premiums, net	(8,922)
Change in unrealized gains	(42,950)
Balance, end of period	$4,859,539
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of December 31, 2015. Scheduled maturities have been adjusted for anticipated prepayments of mortgage-backed and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$4,997	0.92%	$—	—%	$—	—%	$4,997	0.92%
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	174,007	2.45%	638,600	2.26%	249,152	1.42%	116,559	1.31%	1,178,318	2.11%
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	13,423	2.63%	37,774	2.65%	35,990	2.56%	9,627	3.20%	96,814	2.67%
Re-Remics	40,524	3.57%	48,063	3.59%	1,104	3.83%	—	—%	89,691	3.58%
Private label residential mortgage backed securities and CMOs	86,795	6.74%	228,353	4.50%	146,875	4.19%	82,589	4.58%	544,612	4.79%
Private label commercial mortgage-backed securities	245,807	1.92%	498,953	2.81%	377,565	2.53%	96,415	2.54%	1,218,740	2.52%
Single family rental real estate-backed securities	322,642	1.77%	291,578	2.58%	22,485	3.73%	—	—%	636,705	2.21%
Collateralized loan obligations	—	—%	219,757	2.16%	87,120	2.56%	—	—%	306,877	2.28%
Non-mortgage asset-backed securities	6,380	2.80%	27,579	2.78%	22,541	3.53%	—	—%	56,500	3.08%
State and municipal obligations	2,872	4.68%	12,522	4.68%	42,292	4.25%	304,067	4.88%	361,753	4.80%
SBA securities	51,325	1.73%	128,807	1.73%	63,102	1.73%	30,102	1.72%	273,336	1.73%
Other debt securities	—	—%	—	—%	—	—%	7,987	7.59%	7,987	7.59%
	$943,775	2.46%	$2,136,983	2.66%	$1,048,226	2.64%	$647,346	3.84%	4,776,330	2.76%
Preferred stocks with no scheduled maturity									83,209	8.85%
Total investment securities available for sale									$4,859,539	2.86%

The available for sale investment securities portfolio was in a net unrealized gain position of $68 million at December 31, 2015 with aggregate fair value equal to 101% of amortized cost. Net unrealized gains included $95 million of gross unrealized gains and $27 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at December 31, 2015 had an aggregate fair value of $2.5 billion. At December 31, 2015, 90.2% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $89 million were rated below investment grade or not rated at December 31, 2015, substantially all of which were acquired in the FSB Acquisition and in unrealized gain positions at December 31, 2015.
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
No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2015 or 2014. During the year ended December 31, 2013, OTTI of $963 thousand was recognized on an intermediate term mortgage mutual fund. Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, we determined the impairment to be other than temporary. This security was covered under the Loss Sharing Agreements; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset and in non-interest income, reflected in the consolidated statement of income line item "Net loss on FDIC indemnification."
We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. For fixed rated securities, unrealized losses in the portfolio at December 31, 2015 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired and widening credit spreads. For variable rate securities, unrealized losses were primarily due to widening credit spreads.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential mortgage-backed securities and CMOs and private label commercial mortgage-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the Re-Remics, single family rental real estate-backed securities and collateralized loan obligations in unrealized loss positions is not indicative of projected credit losses. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At December 31, 2015 and 2014, 3.0% and 3.8%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at December 31, 2015 included certain private label residential mortgage-backed securities and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.
For additional discussion of the fair values of investment securities, see Note 16 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at December 31, 2015 included $45.8 million of commercial loans and $1.6 million of residential real estate loans originated with the intent to sell in the secondary market. The balance of commercial loans held for sale at December 31, 2015 is comprised of the guaranteed portion of loans guaranteed by U.S. government agencies, some of which were purchased in the acquisition of SBF and some of which were originated by the SBF unit subsequent to the acquisition. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the years ended December 31, 2015, 2014 and 2013 . We anticipate growth in loan sales and servicing and related revenue from SBF in future periods.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset and consists of "new loans", which are loans originated or purchased subsequent to the FSB Acquisition, as well as loans acquired in the FSB Acquisition. Loans acquired in the FSB Acquisition are further segregated between ACI loans, or those acquired with evidence of deterioration in credit quality since origination and non-ACI loans, or those acquired without evidence of deterioration in credit quality since origination. Residential loans acquired in the FSB Acquisition are covered under the Single Family Shared Loss Agreement and are referred to as covered loans. Effective May, 2014, commercial and consumer loans acquired in the FSB Acquisition are no longer covered under the Loss Sharing Agreements. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at December 31 of the years indicated (dollars in thousands):

	2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,883,470	$—	$699,039	$46,110	$3,628,619	21.9%
Home equity loans and lines of credit	806	—	4,831	67,493	73,130	0.4%
	2,884,276	—	703,870	113,603	3,701,749	22.3%
Commercial:
Multi-family	3,447,526	24,636	—	—	3,472,162	20.9%
Commercial real estate
Owner occupied	1,338,184	16,567	—	—	1,354,751	8.2%
Non-owner occupied	2,885,226	25,101	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	—	347,676	2.1%
Commercial and industrial	2,769,813	1,062	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	—	2,003,984	12.1%
	12,792,409	67,366	—	—	12,859,775	77.5%
Consumer	35,173	10	—	—	35,183	0.2%
Total loans	15,711,858	67,376	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	—	(7,933)	39,896
Loans including premiums, discounts and deferred fees and costs	15,759,687	67,376	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	—	(4,868)	(125,828)
Loans, net	$15,638,727	$67,376	$703,870	$100,802	$16,510,775

	2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial lending subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans including premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227

	2013
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$1,800,332	$—	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	—	39,602	127,807	168,944	1.9%
	1,801,867	—	1,096,614	198,185	3,096,666	34.3%
Commercial:
Multi-family	1,097,872	8,093	33,354	—	1,139,319	12.6%
Commercial real estate
Owner occupied	712,844	5,318	49,861	689	768,712	8.5%
Non-owner occupied	946,543	1,449	93,089	52	1,041,133	11.5%
Construction and land	138,091	—	10,600	729	149,420	1.7%
Commercial and industrial	1,651,739	—	6,050	6,234	1,664,023	18.5%
Commercial lending subsidiaries	952,050	—	—	—	952,050	10.5%
	5,499,139	14,860	192,954	7,704	5,714,657	63.3%
Consumer	213,107	—	1,679	—	214,786	2.4%
Total loans	7,514,113	14,860	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,554,861	14,860	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	—	(2,893)	(9,502)	(69,725)
Loans, net	$7,497,531	$14,860	$1,288,354	$183,139	$8,983,884

	2012
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$920,713	$—	$1,300,109	$93,438	$2,314,260	41.5%
Home equity loans and lines of credit	1,954	—	52,499	157,691	212,144	3.8%
	922,667	—	1,352,608	251,129	2,526,404	45.3%
Commercial:
Multi-family	307,183	—	56,148	716	364,047	6.5%
Commercial real estate
Owner occupied	451,130	4,087	58,675	850	514,742	9.3%
Non-owner occupied	343,576	—	115,057	60	458,693	8.2%
Construction and land	72,361	—	18,064	829	91,254	1.6%
Commercial and industrial	1,105,938	—	14,608	11,627	1,132,173	20.3%
Commercial lending subsidiaries	455,033	—	—	—	455,033	8.2%
	2,735,221	4,087	262,552	14,082	3,015,942	54.1%
Consumer	33,526	—	2,239	—	35,765	0.6%
Total loans	3,691,414	4,087	1,617,399	265,211	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	11,863	—	—	(18,235)	(6,372)
Loans net of premiums, discounts and deferred fees and costs	3,703,277	4,087	1,617,399	246,976	5,571,739
Allowance for loan and lease losses	(41,228)	—	(8,019)	(9,874)	(59,121)
Loans, net	$3,662,049	$4,087	$1,609,380	$237,102	$5,512,618

	2011
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$461,431	$—	$1,681,866	$117,992	$2,261,289	54.1%
Home equity loans and lines of credit	2,037	—	71,565	182,745	256,347	6.1%
	463,468	—	1,753,431	300,737	2,517,636	60.2%
Commercial:
Multi-family	108,178	—	61,710	791	170,679	4.1%
Commercial real estate	311,434	4,220	219,136	32,678	567,468	13.6%
Construction and land	30,721	—	37,120	163	68,004	1.7%
Commercial and industrial	581,822	—	24,007	20,382	626,211	15.0%
Commercial lending subsidiaries	218,156	—	—	—	218,156	5.2%
	1,250,311	4,220	341,973	54,014	1,650,518	39.6%
Consumer	3,372	—	2,937	—	6,309	0.2%
Total loans	1,717,151	4,220	2,098,341	354,751	4,174,463	100.0%
Premiums, discounts and deferred fees and costs, net	(7,124)	—	—	(30,281)	(37,405)
Loans net of premiums, discounts and deferred fees and costs	1,710,027	4,220	2,098,341	324,470	4,137,058
Allowance for loan and lease losses	(24,328)	—	(16,332)	(7,742)	(48,402)
Loans, net	$1,685,699	$4,220	$2,082,009	$316,728	$4,088,656

The following graph shows the trend of loans acquired in the FSB Acquisition as a percentage of the total loan portfolio as of December 31, 2015, 2014, 2013, 2012 and 2011. As indicated, loans acquired in the FSB Acquisition, the substantial majority of which are covered loans, are declining and new loans increasing as a percentage of the total portfolio as loans acquired in the FSB Acquisition are repaid or resolved and new loan originations and purchases continue. This trend is expected to continue.
Total loans, including premiums, discounts and deferred fees and costs, increased by $4.2 billion to $16.6 billion at December 31, 2015, from $12.4 billion at December 31, 2014. New loans grew by $4.5 billion while loans acquired in the FSB Acquisition declined by $260 million from December 31, 2014 to December 31, 2015. New residential loans grew by $401 million and new commercial loans grew by $4.1 billion during the year ended December 31, 2015.
Growth in new loans, including premiums, discounts and deferred fees and costs, for the year ended December 31, 2015 included $1.3 billion for the Florida franchise, $2.2 billion for the New York franchise and $1.0 billion for the national platforms. Our warehouse lending operations, SBF and commercial lending subsidiaries contributed $42 million, $198 million (including $174 million of loans that were part of the SBF acquisition), and $546 million, respectively, to growth in new loans for the year ended December 31, 2015, while the residential loan purchase program contributed $238 million.
The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York franchises and national platforms at December 31, 2015 and 2014. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	2015
	Florida	New York	National	Total
Residential	$246,751	$228,741	$2,449,935	$2,925,427
Commercial	5,254,554	5,252,396	2,292,232	12,799,182
Consumer	29,820	5,258	—	35,078
	$5,531,125	$5,486,395	$4,742,167	$15,759,687
	35.1%	34.8%	30.1%	100.0%

	2014
	Florida	New York	National	Total
Residential	$196,101	$116,627	$2,211,937	$2,524,665
Commercial	4,042,607	3,177,979	1,505,992	8,726,578
Consumer	20,930	5,316	—	26,246
	$4,259,638	$3,299,922	$3,717,929	$11,277,489
	37.8%	29.2%	33.0%	100.0%

The geographic concentration of the commercial loans in the national platforms is summarized as follows at December 31, 2015 and 2014. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	2015		2014
Florida	$537,111	23.4%	$351,237	23.3%
California	188,338	8.2%	149,621	9.9%
Iowa	159,142	6.9%	42,667	2.8%
Virginia	113,486	5.0%	50,244	3.3%
Nevada	101,370	4.4%	103,542	6.9%
All others (1)	1,192,785	52.1%	808,681	53.8%
	$2,292,232	100.0%	$1,505,992	100.0%

(1)	No other state represented borrowers with more than 5.0% of loans outstanding at December 31, 2015 or 2014.
Residential Mortgages
Residential mortgages totaled $3.7 billion, or 22.3% of total loans and $3.5 billion, or 28.6% of total loans at December 31, 2015 and 2014, respectively. The decline in this portfolio segment as a percentage of loans is primarily a result of higher commercial loan originations, reflecting our strategic emphasis on commercial lending, and to a smaller extent, the resolution of covered loans.
The new residential loan portfolio includes both originated and purchased loans. At December 31, 2015 and 2014, $475 million or 16.2% and $311 million or 12.3%, respectively, of our new 1-4 single family residential loans were originated loans; $2.4 billion or 83.8% and $2.2 billion or 87.7%, respectively, were purchased loans. New residential mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied property. We have originated 1-4 single family residential mortgage loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, primarily to customers in Florida and New York. We have purchased loans to supplement our mortgage origination platform and to geographically diversify our loan portfolio. The purchased residential portfolio consists primarily of jumbo mortgages on owner-occupied properties acquired through established correspondent channels. At December 31, 2015, 34.1% of the new residential loan portfolio were fixed rate loans. The adjustable rate mortgage ("ARM") portfolio included 5/1, 7/1 and 10/1 ARMs. At December 31, 2015, $182 million or 6.2% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. The number of newly originated residential mortgage loans that are re-financings of covered loans is not significant. In January 2016, we made the decision to terminate our retail residential mortgage origination business, but we continue to purchase residential loans through correspondent channels.
Home equity loans and lines of credit are not significant to the new loan portfolio.
We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement. The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate loans and ARMs at December 31, 2015 and 2014. Amounts are net of premiums, discounts and deferred fees and costs (dollars in thousands):

	2015
	New Loans	Covered Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	997,580	304,632	1,302,212	35.6%
ARM Loans	1,927,041	433,665	2,360,706	64.4%
	$2,924,621	$738,297	$3,662,918	100.0%

	2014
	New Loans	Covered Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$875,584	$347,582	$1,223,166	35.5%
ARM Loans	1,647,254	574,105	2,221,359	64.5%
	$2,522,838	$921,687	$3,444,525	100.0%
Included in ARM loans above are payment option ARMs representing 49.5% and 49.9% of total covered ARM loans outstanding as of December 31, 2015 and 2014, respectively, based on UPB. All of the option ARMs are covered loans and the substantial majority are ACI loans. The ACI loans are accounted for in accordance with ASC 310-30; therefore, the optionality embedded in these loans does not directly impact the carrying value of the loans or the amount of interest income recognized on them. These features are taken into account in quarterly updates of expected cash flows from these loans.
At December 31, 2015 and 2014, the 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	2015
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$948,301	$53,048	$1,001,349	32.4%	27.3%
Florida	422,638	381,897	804,535	14.5%	22.0%
New York	548,181	23,326	571,507	18.7%	15.6%
Others (1)	1,005,501	280,026	1,285,527	34.4%	35.1%
	$2,924,621	$738,297	$3,662,918	100.0%	100.0%

	2014
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$1,045,430	$66,105	$1,111,535	41.4%	32.3%
Florida	335,073	483,297	818,370	13.3%	23.8%
New York	318,484	27,568	346,052	12.6%	10.0%
Others (1)	823,851	344,717	1,168,568	32.7%	33.9%
	$2,522,838	$921,687	$3,444,525	100.0%	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at December 31, 2015 or 2014.
Commercial loans
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction loans, land loans, commercial and industrial loans and direct financing leases.
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 81.4% and 77.6% of new loans as of December 31, 2015 and 2014, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 2.1% of the total loan portfolio at December 31, 2015. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At December 31, 2015, the recorded investment in construction loans with available interest reserves totaled $52 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at December 31, 2015.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans and leases, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, Small Business Administration product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $965 million at December 31, 2015, typically relationship based loans to borrowers in our geographic footprint.
Through its three commercial lending subsidiaries, Pinnacle, UCBL and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle primarily offers essential use equipment financing to municipalities through loans and leases, as well asbond re-funding structures; UCBL offers small business equipment and franchise financing; and Bridge primarily provides transportation equipment finance. The Bank's SBF unit primarily originates SBA guaranteed commercial and commercial real estate loans, generally selling the guaranteed portion in the secondary market and retaining the unguaranteed portion in portfolio. The Bank engages in mortgage warehouse lending on a national basis.
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at December 31, 2015 and 2014 (in thousands):

	2015	2014
Pinnacle	$1,085,981	$751,286
UCBL	440,375	364,623
Bridge	486,290	350,350
SBF	197,953	—
Mortgage warehouse lending	81,633	39,733
	$2,292,232	$1,505,992
New commercial loans that represent re-financings of loans acquired in the FSB Acquisition are not significant.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
The Company terminated its indirect auto lending activities in the second quarter of 2014, selling substantially all of its then existing portfolio of indirect auto loans.

Loan Maturities
The following table sets forth, as of December 31, 2015, the maturity distribution of our loan portfolio by category, based on UPB. Commercial loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of 1-4 single family residential loans have been adjusted for an estimated rate of voluntary prepayments on all loans, and defaults on ACI loans, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential:
Covered:
1-4 single family residential	$681,728	$973,638	$287,994	$1,943,360
Home equity loans and lines of credit	51,009	41,521	25,559	118,089
	732,737	1,015,159	313,553	2,061,449
Non-Covered:
1-4 single family residential	559,971	1,585,881	737,618	2,883,470
Home equity loans and lines of credit	250	532	24	806
	560,221	1,586,413	737,642	2,884,276
Commercial:
Multi-family	301,844	2,646,657	530,035	3,478,536
Commercial real estate	550,417	2,459,157	1,262,038	4,271,612
Construction and land	114,606	207,469	25,601	347,676
Commercial and industrial	1,256,631	1,437,485	76,795	2,770,911
Commercial lending subsidiaries	430,020	997,975	575,989	2,003,984
	2,653,518	7,748,743	2,470,458	12,872,719
Consumer	10,902	21,739	2,542	35,183
	$3,957,378	$10,372,054	$3,524,195	$17,853,627

The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2015 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential:
Covered:
1-4 single family residential	$510,182	$751,450	$1,261,632
Home equity loans and lines of credit	18,386	48,694	67,080
	528,568	800,144	1,328,712
Non-Covered:
1-4 single family residential	766,591	1,556,908	2,323,499
Home equity loans and lines of credit	6	550	556
	766,597	1,557,458	2,324,055
Commercial:
Multi-family	2,751,327	425,365	3,176,692
Commercial real estate	2,106,365	1,614,830	3,721,195
Construction and land	135,346	97,724	233,070
Commercial and industrial	714,309	799,971	1,514,280
Commercial lending subsidiaries	1,573,964	—	1,573,964
	7,281,311	2,937,890	10,219,201
Consumer	17,346	6,935	24,281
	$8,593,822	$5,302,427	$13,896,249
Asset Quality
In discussing asset quality, a distinction must be made between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. Loss sharing under the Commercial Shared-Loss Agreement was terminated on May 21, 2014. At December 31, 2015, covered loans totaled $810 million, all of which were covered under the Single Family Shared-Loss Agreement.
We have established a robust credit risk management framework, put in place an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and implemented a dedicated internal credit review function that reports directly to our Audit and Risk Committee. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.
Loan performance is monitored by our credit administration and workout and recovery departments. Generally, relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. At December 31, 2015, the defined thresholds ranged from $1.5 million to $3.0 million for the commercial lending subsidiaries, and were $1.0 million for other commercial loan relationships. Additionally, commercial loans are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
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
At December 31, 2015, new commercial loans with aggregate balances of $32 million, $198 million and $6 million were rated special mention, substandard and doubtful, respectively. At December 31, 2014, new commercial loans aggregating $25 million, $41 million and $12 million were rated special mention, substandard and doubtful, respectively. The balance of substandard loans at December 31, 2015 includes approximately $80 million of taxi medallion finance loans. The substantial majority of these taxi medallion loans were internally downgraded to the substandard category in the fourth quarter of 2015, based on an updated analysis of collateral and expected cash flows in response to stressed conditions in the transportation-for-hire industry, as discussed further below. The remaining increase in criticized and classified assets at December 31, 2015 as compared to December 31, 2014 reflects seasoning of the new commercial loan portfolio. Criticized and classified assets represented 1.8% of the new commercial portfolio at December 31, 2015. See Note 5 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $212 million at December 31, 2015. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined in recent periods due to competitive developments in the transportation-for-hire industry. In the fourth quarter of 2015, we performed an updated analysis of the cash flow generating capacity of the operation of medallions in the current environment and the resultant debt service capacity and estimated medallion valuations. This analysis was based on an extensive data set made available by the New York Taxi and Limousine Commission and assumptions that we believe to generally be conservative regarding fleet utilization. We also considered recent medallion transfer activity and, if less favorable than our analysis of cash flow generating capacity, available borrower specific financial information. The taxi medallion portfolio had the following characteristics at December 31, 2015:

•	Approximately 95% of the portfolio was concentrated in New York City.

•	Loans delinquent by 30 days or more totaled $7.9 million or 3.7% of the portfolio. Loans delinquent by 90 days or more totaled $1.9 million or 0.9% of the portfolio.

•
Based on our updated analysis of medallion values, the weighted average estimated current LTV for loans directly secured by medallions was approximately 75% and approximately 40% of loans had current LTV in excess of 100%.

•	Less than 20% of the portfolio consisted of interest only loans.

•
Based on our updated analysis of the estimated cash flow generating capacity of medallions, approximately 45% of loans secured directly by taxi medallions had estimated debt service coverage ratios of less than 1.00.

We are no longer originating new taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing temporary cash flow shortages to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, shortening amortization periods when possible with an emphasis on converting interest only loans, continuing to monitor industry data and obtain updated borrower and guarantor financial information, and identifying and closely monitoring loans with higher risk profiles. As taxi medallion loans mature or are refinanced, we expect the number and amount of troubled debt restructurings in this portfolio segment, which have not been significant to date, to increase.

Residential
New 1-4 single family residential loans past due more than 30 days totaled $2.5 million and $4.4 million at December 31, 2015 and 2014, respectively. At December 31, 2015, new 1-4 single family residential loans past due 90 days or more totaled $1.5 million. The amount of these loans 90 days or more past due was deminimis at December 31, 2014.
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
The following tables show the distribution of new 1-4 single family residential loans by original FICO and LTV as of December 31, 2015 and 2014:

	2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.7%	3.4%	4.9%	22.8%	33.8%
60% - 70%	2.4%	2.7%	3.8%	16.4%	25.3%
70% - 80%	2.2%	3.4%	7.2%	26.4%	39.2%
More than 80%	1.0%	0.1%	0.1%	0.5%	1.7%
	8.3%	9.6%	16.0%	66.1%	100.0%

	2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.6%	3.2%	5.1%	23.7%	34.6%
60% - 70%	2.2%	2.5%	4.0%	16.8%	25.5%
70% - 80%	1.7%	3.9%	6.8%	25.7%	38.1%
More than 80%	1.1%	0.1%	0.1%	0.5%	1.8%
	7.6%	9.7%	16.0%	66.7%	100.0%
At December 31, 2015, 67.7% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.
At December 31, 2015, the purchased loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 769 and average LTV of 65.7%. The majority of this portfolio was owner-occupied, with 92.0% primary residence, 7.1% second homes and 0.9% investment properties. In terms of vintage, 0.9% of the portfolio was originated pre-2011, 16.5% in 2011 and 2012, 31.2% in 2013, 26.1% in 2014 and 25.3% in 2015.
Similarly, the originated loan portfolio had the following characteristics at December 31, 2015: 100% were full documentation with an average FICO score of 755 and average LTV of 62.8%. The majority of this portfolio was owner-occupied, with 80.9% primary residence, 11.6% second homes and 7.5% investment properties. In terms of vintage, 9.0% of the portfolio was originated from 2010 through 2012, 18.6% in 2013, 28.8% in 2014 and 43.6% in 2015.
Consumer
At December 31, 2015 and 2014 delinquent new consumer loans were deminimis.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At December 31, 2015, ACI loans totaled $771 million and non-ACI loans totaled $106 million, including premiums, discounts and deferred fees and costs.

Residential
At December 31, 2015, residential ACI loans totaled $704 million and residential non-ACI loans totaled $106 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Generally, improvements in expected cash flows less than 1% of the expected cash flows from a pool are not recorded. This materiality threshold may be revised in the future based on management’s judgment. At December 31, 2015, accretable yield on residential ACI loans totaled $877 million and non-accretable difference related to those loans totaled $633 million. Accretable yield on commercial ACI loans totaled $26 million at December 31, 2015, with no significant non-accretable difference remaining.
At December 31, 2015, the recorded investment in non-ACI 1-4 single family residential loans was $39.3 million; $2.0 million or 5.1% of these loans were 30 days or more past due and the balance of loans 90 days or more past due was insignificant. At December 31, 2015, the recorded investment in ACI 1-4 single family residential loans totaled $699.0 million; $37.3 million or 5.3% of these loans were delinquent by 30 days or more and $19.8 million or 2.8% were delinquent by 90 days or more.
At December 31, 2015, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $66.4 million; $5.7 million or 8.5% of these loans were 30 days or more past due and $4.1 million or 6.2% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $4.8 million at December 31, 2015; amounts 30 days or more contractually delinquent were not significant.
Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at December 31, 2015 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	38.0%	37.6%
Scheduled to reset within 12 months	25.1%	11.9%
Scheduled to reset after 12 months	36.9%	50.5%
	100.0%	100.0%
Lien position:
First liens	13.4%	14.5%
Second or third liens	86.6%	85.5%
	100.0%	100.0%
The Company's exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting. Resets of interest only loans have contributed to an increase in default rates in 2015. Applying the increased loss factor to the population of loans scheduled to reset within 12 months does not have a significant impact on the results of operations, after consideration of loss sharing.
Commercial
At December 31, 2015, ACI commercial loans had a carrying value of $67.4 million, none of which were 90 days or more past due. Aggregate carrying values of $0.9 million and $0.4 million were internally risk rated special mention and substandard, respectively.

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
The following tables summarize the Company's impaired loans and non-performing assets at December 31 of the years indicated (in thousands):

	2015			2014			2013
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$594	$2,007	$2,601	$604	$49	$653	$293	$194	$487
Home equity loans and lines of credit	4,724	—	4,724	3,808	—	3,808	6,559	—	6,559
Total residential loans	5,318	2,007	7,325	4,412	49	4,461	6,852	194	7,046
Commercial: (4)
Commercial real estate	—	8,274	8,274	—	4,688	4,688	1,042	4,229	5,271
Construction and land	—	—	—	—	209	209	—	244	244
Commercial and industrial	—	37,782	37,782	—	13,666	13,666	2,767	16,612	19,379
Commercial lending subsidiaries	—	9,920	9,920	—	9,226	9,226	—	1,370	1,370
Total commercial loans	—	55,976	55,976	—	27,789	27,789	3,809	22,455	26,264
Consumer	—	7	7	—	173	173	—	75	75
Total non-accrual loans	5,318	57,990	63,308	4,412	28,011	32,423	10,661	22,724	33,385
Non-ACI and new loans past due 90 days and still accruing	—	—	—	—	—	—	—	512	512
TDRs	7,050	1,175	8,225	2,188	4,435	6,623	1,765	—	1,765
Total non-performing loans	12,368	59,165	71,533	6,600	32,446	39,046	12,426	23,236	35,662
OREO	8,853	—	8,853	13,645	135	13,780	39,672	898	40,570
Repossessed assets	—	2,337	2,337	—	—	—	—	—	—
Total non-performing assets	21,221	61,502	82,723	20,245	32,581	52,826	52,098	24,134	76,232
Impaired ACI loans on accrual status (1)	—	—	—	—	—	—	44,286	—	44,286
Non-ACI and new TDRs in compliance with their modified terms	3,988	5,535	9,523	3,866	797	4,663	3,588	1,400	4,988
Total impaired loans and non-performing assets	$25,209	$67,037	$92,246	$24,111	$33,378	$57,489	$99,972	$25,534	$125,506

Non-performing loans to total loans (2)		0.37%	0.43%		0.29%	0.31%		0.31%	0.39%
Non-performing assets to total assets (3)		0.26%	0.35%		0.17%	0.27%		0.16%	0.51%
ALLL to total loans (2)		0.76%	0.76%		0.80%	0.77%		0.76%	0.77%
ALLL to non-performing loans		204.45%	175.90%		281.54%	244.69%		246.73%	195.52%
Net charge-offs to average loans (3)		0.09%	0.10%		0.08%	0.15%		0.34%	0.31%

(1) Includes TDRs on accrual status.
(2) Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.
(3) Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
(4) Includes ACI loans of $1 million for which discount is no longer being accreted at December 31, 2013.

	2012			2011
	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$2,678	$155	$2,833	$7,410	$—	$7,410
Home equity loans and lines of credit	9,767	—	9,767	10,451	27	10,478
Total residential loans	12,445	155	12,600	17,861	27	17,888
Commercial:
Commercial real estate	59	1,619	1,678	295	—	295
Construction and land	—	278	278	—	335	335
Commercial and industrial	4,530	11,907	16,437	6,695	2,469	9,164
Commercial lending subsidiaries	—	1,719	1,719	—	—	—
Total commercial loans	4,589	15,523	20,112	6,990	2,804	9,794
Total non-accrual loans	17,034	15,678	32,712	24,851	2,831	27,682
Non-ACI and new loans past due 90 days and still accruing	140	38	178	375	—	375
TDRs	1,293	348	1,641	824	—	824
Total non-performing loans	18,467	16,064	34,531	26,050	2,831	28,881
OREO	76,022	—	76,022	123,737	—	123,737
Total non-performing assets	94,489	16,064	110,553	149,787	2,831	152,618
Impaired ACI loans on accrual status (1)	43,580	—	43,580	94,536	—	94,536
Other impaired loans on accrual status	—	2,721	2,721	—	—	—
Non-ACI and new TDRs in compliance with their modified terms	2,650	4,689	7,339	583	—	583
Total impaired loans and non-performing assets	$140,719	$23,474	$164,193	$244,906	$2,831	$247,737

Non-performing loans to total loans (2)		0.43%	0.62%		0.17%	0.70%
Non-performing assets to total assets (3)		0.13%	0.89%		0.03%	1.35%
ALLL to total loans (2)		1.11%	1.06%		1.42%	1.17%
ALLL to non-performing loans		256.65%	171.21%		859.34%	167.59%
Net charge-offs to average loans (3)		0.09%	0.17%		0.36%	0.62%

(1) Includes TDRs on accrual status.
(2) Total loans for purposes of calculating these ratios are net of premiums, discounts and deferred fees and costs.
(3) Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $20 million and $23 million at December 31, 2015 and 2014, respectively.
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
As of December 31, 2015, nine commercial loans with an aggregate carrying value of $8 million and 53 residential loans with an aggregate carrying value of $12 million had been modified in TDRs and were included in impaired loans and non-performing assets. Substantially all of the residential loans modified in TDRs were covered. Because of the immateriality of the amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or the determination of the amount of the ALLL for the years ended December 31, 2015 or 2014.
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $148 million, of which $78 million were taxi medallion loans, at December 31, 2015. Substantially all of these loans were current as to principal and interest at December 31, 2015. Additionally, taxi medallion loans currently rated "pass" may be considered potential problem loans due to stressed conditions in the transportation-for-hire industry. If conditions in the industry deteriorate further, additional taxi medallion loans may be downgraded in the future. Such loans, substantially all of which were current as to principal and interest, totaled $131 million at December 31, 2015.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which determines the appropriate strategy for collection to mitigate the amount of credit losses.  Criticized asset reports for each relationship are presented by the assigned relationship manager to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard; impaired loans on non-accrual status; loans modified as TDRs; or assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Asset Recovery Committee.
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,374 permanent loan modifications through December 31, 2015 and there are 31 trial loan modifications at December 31, 2015. Substantially all of these modified loans were covered ACI loans accounted for in pools.
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
Based on an updated analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. For non-ACI residential loans, the allowance is initially calculated based on UPB. The total of UPB less the calculated allowance is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any increase or decrease in the allowance for non-ACI residential loans will result in a corresponding increase or decrease in the FDIC indemnification asset.
Commercial and Consumer
Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the ALLL for new commercial loans is based primarily on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $750,000 are individually evaluated for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or the estimated fair value of collateral less costs to sell. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated special mention, substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. Loss factors for these loans are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data.
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
Qualitative Factors
Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as measured by changes in risk rating identified by our independent loan review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory requirements.
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
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2015 or 2014.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Following the sale of ACI commercial loans in 2014, assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at December 31, 2015 or 2014.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods from December 31, 2010 through December 31, 2015 (in thousands):

	New Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2010	6,151	39,925	12,284	58,360
Provision for (recovery of) loan losses:	21,520	(11,278)	3,586	13,828
Charge-offs:
1 - 4 single family residential	—	—	(459)	(459)
Home equity loans and lines of credit	—	—	(1,918)	(1,918)
Multi-family	—	(461)	—	(461)
Commercial real estate	—	(2,845)	(674)	(3,519)
Construction and land	—	(7,348)	—	(7,348)
Commercial loans and leases	(3,367)	(2,873)	(5,438)	(11,678)
Total Charge-offs	(3,367)	(13,527)	(8,489)	(25,383)
Recoveries:
Home equity loans and lines of credit	—	—	20	20
Multi-family	—	565	27	592
Commercial real estate	—	16	131	147
Construction and land	—	625	—	625
Commercial loans and leases	24	6	183	213
Total Recoveries	24	1,212	361	1,597
Net Charge-offs:	(3,343)	(12,315)	(8,128)	(23,786)
Balance at December 31, 2011	24,328	16,332	7,742	48,402
Provision for (recovery of) loan losses:	19,399	(4,347)	3,844	18,896
Charge-offs:
1 - 4 single family residential	—	—	(245)	(245)
Home equity loans and lines of credit	—	—	(3,030)	(3,030)
Multi-family	(87)	(563)	—	(650)
Commercial real estate	—	(1,482)	—	(1,482)
Construction and land	(3)	(1,183)	—	(1,186)
Commercial loans and leases	(2,839)	(738)	(316)	(3,893)
Total Charge-offs	(2,929)	(3,966)	(3,591)	(10,486)
Recoveries:
Home equity loans and lines of credit	—	—	29	29
Multi-family	—	—	24	24
Commercial real estate	—	—	347	347
Commercial loans and leases	427	—	1,479	1,906
Consumer	3	—	—	3
Total Recoveries	430	—	1,879	2,309
Net Charge-offs:	(2,499)	(3,966)	(1,712)	(8,177)
Balance at December 31, 2012	41,228	8,019	9,874	59,121

(continued)	New Loans	ACI Loans	Non-ACI Loans	Total
Provision for (recovery of) loan losses:	33,702	(2,891)	1,153	31,964
Charge-offs:
1 - 4 single family residential	(10)	—	(1,276)	(1,286)
Home equity loans and lines of credit	—	—	(2,858)	(2,858)
Commercial real estate
Non-owner occupied	—	(1,162)	—	(1,162)
Construction and land	—	(77)	—	(77)
Commercial and industrial	(17,987)	(996)	(171)	(19,154)
Consumer	(484)	—	—	(484)
Total Charge-offs	(18,481)	(2,235)	(4,305)	(25,021)
Recoveries:
Home equity loans and lines of credit	—	—	90	90
Multi-family	—	—	15	15
Commercial real estate
Non-owner occupied	—	—	191	191
Commercial and industrial	743	—	2,484	3,227
Commercial lending subsidiaries	15	—	—	15
Consumer	123	—	—	123
Total Recoveries	881	—	2,780	3,661
Net Charge-offs:	(17,600)	(2,235)	(1,525)	(21,360)
Balance at December 31, 2013	57,330	2,893	9,502	69,725
Provision for (recovery of) loan losses:	41,748	2,311	(2,554)	41,505
Charge-offs:
1 - 4 single family residential	—	—	(269)	(269)
Home equity loans and lines of credit	—	—	(2,737)	(2,737)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	(52)	(3,031)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(6,033)	(573)	(477)	(7,083)
Commercial lending subsidiaries	(1,586)	—	—	(1,586)
Consumer	(1,083)	(324)	—	(1,407)
Total Charge-offs	(8,754)	(5,204)	(3,496)	(17,454)
Recoveries:
Home equity loans and lines of credit	—	—	19	19
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	506	—	714	1,220
Commercial lending subsidiaries	22	—	—	22
Consumer	498	—	—	498
Total Recoveries	1,026	—	740	1,766
Net Charge-offs:	(7,728)	(5,204)	(2,756)	(15,688)
Balance at December 31, 2014	91,350	—	4,192	95,542

(continued)	New Loans	ACI Loans	Non-ACI Loans	Total
Provision for loan losses:	42,060	—	2,251	44,311
Charge-offs:
1-4 single family residential	—	—	(16)	(16)
Home equity loans and lines of credit	—	—	(1,664)	(1,664)
Commercial real estate
Non-owner occupied	(263)	—	—	(263)
Commercial and industrial	(5,731)	—	—	(5,731)
Commercial lending subsidiaries	(7,725)	—	—	(7,725)
Total Charge-offs	(13,719)	—	(1,680)	(15,399)
Recoveries:
Home equity loans and lines of credit	—	—	39	39
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	2	—	—	2
Commercial and industrial	1,082	—	62	1,144
Commercial lending subsidiaries	153	—	—	153
Consumer	32	—	—	32
Total Recoveries	1,269	—	105	1,374
Net Charge-offs:	(12,450)	—	(1,575)	(14,025)
Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, as of
December 31 of the years indicated (dollars in thousands):

	2015
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$11,086	$—	$564	$11,650	21.9%
Home equity loans and lines of credit	4	—	4,304	4,308	0.4%
	11,090	—	4,868	15,958	22.3%
Commercial:
Multi-family	22,317	—	—	22,317	20.9%
Commercial real estate
Owner occupied	7,490	—	—	7,490	8.2%
Non-owner occupied	26,179	—	—	26,179	17.5%
Construction and land	3,587	—	—	3,587	2.1%
Commercial and industrial	33,661	—	—	33,661	16.7%
Commercial lending subsidiaries	16,383	—	—	16,383	12.1%
	109,617	—	—	109,617	77.5%
Consumer	253	—	—	253	0.2%
	$120,960	$—	$4,868	$125,828	100.0%

	2014
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$7,116	$—	$945	$8,061	27.6%
Home equity loans and lines of credit	17	—	3,247	3,264	1.0%
	7,133	—	4,192	11,325	28.6%
Commercial:
Multi-family	14,970	—	—	14,970	15.8%
Commercial real estate
Owner occupied	8,273	—	—	8,273	8.4%
Non-owner occupied	17,615	—	—	17,615	14.4%
Construction and land	2,725	—	—	2,725	1.4%
Commercial and industrial	25,867	—	—	25,867	19.4%
Commercial lending subsidiaries	14,577	—	—	14,577	11.8%
	84,027	—	—	84,027	71.2%
Consumer	190	—	—	190	0.2%
	$91,350	$—	$4,192	$95,542	100.0%

	2013
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$6,271	$—	$827	$7,098	32.4%
Home equity loans and lines of credit	12	—	8,243	8,255	1.9%
	6,283	—	9,070	15,353	34.3%
Commercial:
Multi-family	3,947	323	—	4,270	12.6%
Commercial real estate
Owner occupied	6,774	369	6	7,149	8.5%
Non-owner occupied	4,401	1,444	8	5,853	11.5%
Construction and land	803	192	6	1,001	1.7%
Commercial and industrial	24,148	565	412	25,125	18.5%
Commercial lending subsidiaries	8,787	—	—	8,787	10.5%
	48,860	2,893	432	52,185	63.3%
Consumer	2,187	—	—	2,187	2.4%
	$57,330	$2,893	$9,502	$69,725	100.0%

	2012
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$10,074	$—	$984	$11,058	41.5%
Home equity loans and lines of credit	19	—	8,087	8,106	3.8%
	10,093	—	9,071	19,164	45.3%
Commercial:
Multi-family	2,212	504	5	2,721	6.5%
Commercial real estate	7,790	5,400	31	13,221	17.5%
Construction and land	672	350	9	1,031	1.6%
Commercial loans and leases	20,047	1,765	758	22,570	28.5%
	30,721	8,019	803	39,543	54.1%
Consumer	414	—	—	414	0.6%
	$41,228	$8,019	$9,874	$59,121	100.0%

	2011
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$4,015	$—	$593	$4,608	54.1%
Home equity loans and lines of credit	18	—	5,549	5,567	6.1%
	4,033	—	6,142	10,175	60.2%
Commercial:
Multi-family	929	1,063	5	1,997	4.1%
Commercial real estate	4,529	10,672	284	15,485	13.6%
Construction and land	337	2,310	62	2,709	1.7%
Commercial loans and leases	14,449	2,287	1,249	17,985	20.2%
	20,244	16,332	1,600	38,176	39.6%
Consumer	51	—	—	51	0.2%
	$24,328	$16,332	$7,742	$48,402	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The overall increase in the balance of the ALLL for new loans at December 31, 2015 as compared to December 31, 2014 reflects the impact of growth of the new loan portfolio. The impact of a net decrease in historical loss rates was largely offset by a net increase in qualitative reserves and an increase in reserves for classified assets, particularly related to taxi medallion loans. The net increase in qualitative reserves was primarily attributable to increases in qualitative factors related to GDP growth rates, the level of policy and procedure exceptions, the level of criticized and classified assets in certain segments of the portfolio and concerns related to the taxi medallion portfolio; and decreases in the qualitative factors related to changes in lending policies and procedures and loan concentrations in certain segments of the portfolio. Factors influencing significant components of the change in the ALLL at December 31, 2015 compared to December 31, 2014, as related to specific loan types, include:

•	A $4.0 million increase for new 1-4 single family residential loans was attributable to increased qualitative loss factors and growth in the portfolio.

•
Increases of $7.3 million for new multi-family and $8.6 million for new non-owner occupied commercial real estate loans reflected the growth of the corresponding loan portfolio segments and net increases in qualitative reserves, partially offset by decreases in the peer group net charge-off rates. An $0.8 million decrease for new owner occupied commercial real estate loans, in spite of the growth of the corresponding loan portfolio, was primarily driven by decreased peer group charge-off rates

•
A $7.8 million increase for new commercial and industrial loans was primarily attributable to increases in quantitative and qualitative reserves for taxi medallion loans. Increases in the ALLL related to the growth of the portfolio were generally offset by decreased peer group charge-off rates.

•
An increase of $1.8 million for commercial lending subsidiaries reflected the growth of the corresponding loan and lease portfolio segments partially offset by decreases in quantitative loss factors and specific reserves on impaired credits.

•	A $1.1 million increase for Non-ACI home equity loans and lines of credit was primarily driven by a worsening of roll rates.
For additional information about the ALLL, see Note 5 to the consolidated financial statements.
Equipment under Operating Lease
Equipment under operating lease primarily consists of railcars leased to North American commercial end-users. The portfolio also includes non-commercial aircraft and other land transport equipment. These equipment leases provide additional diversity in asset classes, geography and financing structures, with the potential for attractive after-tax returns.
At December 31, 2015, our operating lease fleet consisted of 4,494 rail cars, including hoppers, tank cars, boxcars, auto carriers, and center beams; 932 trailers; 34 tractors; 12 forklifts; and 2 helicopters.The largest concentrations of rail cars were 1,929 hopper cars and 1,534 tank cars, primarily used to ship sand and oil, respectively, for the energy industry.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with lease terms ranging from 3-10 years at December 31, 2015. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value.
Asset risk may ultimately impact the financial statements through changes to lease income streams from fluctuations in lease rates and/or utilization. Changes to lease income occur when the existing lease contracts expire, the assets come off lease, and we seek to enter new lease agreements. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Since our operating lease portfolio is relatively new, we do not have historical experience with respect to the expiration of lease terms for our equipment. To date, there have been no significant impairments of asset carrying values.
Asset risk is evaluated and managed by an internal team of leasing professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar remarketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of lower oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector. There have been no indications of impairment or reductions in residual values through the date of our most recent evaluation and fleet appraisal, performed in the fourth quarter of 2015.
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
During the year ended December 31, 2015, the portfolio of equipment under operating lease grew by $169 million. There were no significant changes in the performance of lessees, there were no significant impairments of residuals or asset carrying values, missed payments, time off-lease or restructurings related to the operating lease portfolio during the years ended December 31, 2015, 2014 and 2013.
We expect our operating lease portfolio to continue to grow, and we may expand into other asset classes. We are not currently increasing our exposure to the energy sector.
Other Real Estate Owned
The following table presents the changes in OREO for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance, beginning of period	$13,780	$40,570	$76,022
Transfers from loan portfolio	14,575	26,564	68,084
Sales	(18,449)	(52,119)	(101,597)
Impairment	(1,053)	(1,235)	(1,939)
Balance, end of period	$8,853	$13,780	$40,570
At December 31, 2015 and 2014, OREO consisted of the following types of properties (in thousands):

	2015			2014
	Covered	Non-Covered	Total	Covered	Non-Covered	Total
1-4 single family residential	$7,694	$—	$7,694	$12,341	$—	$12,341
Condominium	1,159	—	1,159	1,304	—	1,304
Land	—	—	—	—	135	135
	$8,853	$—	$8,853	$13,645	$135	$13,780
The decrease in OREO reflects our continued efforts to resolve non-performing covered residential assets and a decline in the volume of residential foreclosures. There were 128 and 123 residential units in the foreclosure pipeline at December 31, 2015 and 2014, respectively. Residential OREO inventory declined to 42 units at December 31, 2015 from 63 units at December 31, 2014.
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
Goodwill and Other Intangible Assets
Goodwill consists of $59 million recorded in conjunction with the FSB Acquisition, $8 million recorded in conjunction with the acquisition of two commercial lending subsidiaries in 2010 and $10 million recorded in conjunction with the SBF acquisition in May 2015. Other intangible assets consist of core deposit intangible assets and customer relationship intangible assets.
The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year. As of the 2015 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated.

Deposits
A further breakdown of the geographic composition of deposits as of December 31, 2015 and 2014 is shown below (dollars in thousands):

2015
74.4%
6.7%
18.9%
2014
85.9%
2.6%
11.5%
Florida
New York
Brokered deposits

14,000,000
12,000,000
10,000,000
8,000,000
6,000,000
4,000,000
2,000,000
-
3,301,366
5,035,469
4,267,708
384,864
2,796,501
3,257,130
4,532,327
3,816,926
140,347
1,409,118
Florida
New York
Florida
New York
Consumer non-time deposits
Commercial non-time deposits
Time deposits (1)

(1)Time deposits in New York were insignificant at December 31, 2015 and 2014.
Average balances and rates paid on deposits for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,732,654	—%	$2,366,621	—%	$1,586,007	—%
Interest bearing	1,169,921	0.49%	773,655	0.42%	582,623	0.46%
Money market	6,313,340	0.57%	4,444,753	0.54%	3,403,276	0.51%
Savings	536,026	0.32%	647,691	0.30%	877,255	0.37%
Time	4,305,857	1.11%	3,716,611	1.18%	2,844,377	1.31%
	$15,057,798	0.61%	$11,949,331	0.61%	$9,293,538	0.65%

The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2015 (in thousands):

Three months or less	$561,841
Over three through six months	388,556
Over six through twelve months	1,210,147
Over twelve months	1,347,124
$3,507,668
Federal Home Loan Bank Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and mortgage-backed securities. At December 31, 2015 and 2014, outstanding FHLB advances totaled $4.0 billion and $3.3 billion, respectively. The increase in outstanding FHLB advances during the year ended December 31, 2015 corresponded to asset growth.
The contractual balance of FHLB advances outstanding at December 31, 2015 is scheduled to mature as follows (in thousands):

Maturing in:
2016—31 days or less	$1,000,000
2016—Over 31 days	1,730,000
2017	1,130,000
2018	75,000
2020	75,000
Total contractual balance outstanding	4,010,000
Unamortized modification costs	(1,536)
Carrying value	$4,008,464
At December 31, 2015 and 2014 outstanding senior notes payable and other borrowings consisted of the following (dollars in thousands):

	2015	2014
Senior notes	$392,326	$—
Capital lease obligations	10,219	10,627
	$402,545	$10,627
In November 2015, the Company issued $400 million of senior notes. The notes have a fixed coupon rate of 4.875% and mature on November 17, 2025. The Company received proceeds of $392 million, net of issuance discount and costs.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2015 and December 31, 2014, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. See Note 15 to the consolidated financial statements for more information about BankUnited and the Company's regulatory capital ratios and requirements.
Stockholders' equity increased to $2.2 billion at December 31, 2015, an increase of $191 million, or 9.3%, from December 31, 2014 due primarily to the retention of earnings. Proceeds from the exercise of stock options in 2015 were largely offset by a decrease in accumulated other comprehensive income resulting from changes in unrealized gains and losses on investment securities available for sale and derivative instruments.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 64.3% and 56.9% for the years ended December 31, 2015 and 2014, respectively. We retain a high percentage of our earnings to support our planned growth.
We filed a shelf registration statement with the SEC in October 2015 that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions.
Liquidity
Liquidity involves our ability to generate adequate funds to support planned asset growth, particularly growth of the new loan portfolio, meet deposit withdrawal requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
Primary sources of liquidity include cash flows from operations, cash generated by the repayment and resolution of loans acquired in the FSB Acquisition, cash payments received from the FDIC pursuant to the Residential Shared Loss Agreement, deposit growth, the available for sale securities portfolio and FHLB advances.
Prior to 2015, our consolidated statements of cash flows reflected net cash outflows from operating activities. For the year ended December 31, 2015, net cash provided by operating activities was $217.9 million compared with net cash used in operating activities of $49.7 million and $67.1 million for the years ended December 31, 2014 and 2013, respectively. The primary driver of cash outflows from operations reflected in the consolidated statements of cash flows for the years ended December 31, 2014 and 2013 was accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows. Accretion on ACI loans totaled $295.0 million, $338.9 million and $410.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $635.1 million, $776.8 million and $841.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $59.1 million, $114.9 million and $164.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, exceeding net operating cash outflows for the years ended December 31, 2014 and 2013. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity.
The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease. As expected, cash flows from resolution of the loans acquired in the FSB Acquisition are being replaced by operating cash flows from new assets originated with those proceeds, resulting in cash inflows from operating activities for the year ended December 31, 2015. In addition to cash provided by the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio, and FHLB advances. We anticipate that we will generate cash inflows from operating activities in the future.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At December 31, 2015, unencumbered investment securities available for sale totaled $3.3 billion. At December 31, 2015, BankUnited had available borrowing capacity at the FHLB of $2.6 billion, unused borrowing capacity at the FRB of $179 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities, a measure of funds expected to be generated by operations over the next 30 days, and borrowing capacity from the FHLB and brokered deposits; divided by (b) the sum of potential deposit runoff, liabilities maturing and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At December 31, 2015, BankUnited’s 30 day total liquidity ratio was 168%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At December 31, 2015, BankUnited’s one year liquidity ratio was 165%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets and a measure of available liquidity to volatile liabilities. At December 31, 2015, BankUnited was within acceptable limits established by ALCO for each of these measures.
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
We expect that our liquidity requirements will continue to be satisfied over the next 12 months through the sources of funds described above.
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

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios is within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits and the impact on forecasted net interest income of plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at December 31, 2015 and 2014.

	Plus 100	Plus 200	Plus 300	Plus 400
Acceptable Limits:
Twelve Months	6.0%	10.0%	14.0%	18.0%
Twenty Four Months	9.0%	13.0%	17.0%	21.0%
December 31, 2015:
Twelve Months	2.5%	5.2%	7.8%	10.7%
Twenty Four Months	2.1%	4.0%	5.9%	8.1%
December 31, 2014:
Twelve Months	2.2%	4.4%	6.5%	8.6%
Twenty Four Months	3.6%	7.0%	10.4%	13.8%
Management also simulates changes in the economic value of equity (“EVE”) in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at December 31, 2015 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 8%, 13% and 18% in plus 100, 200 and 300 basis point scenarios, respectively. As of December 31, 2015, our simulation for BankUnited indicated percentage changes from base EVE of (3.7)%, (8.3)% and (13.4)% in plus 100, 200, and 300 basis point scenarios, respectively.
These measures fall within an acceptable level of interest rate risk per the policies established by ALCO and the Board of Directors. In the event the models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale or re-positioning of a portion of its available for sale investment portfolio, restructuring of borrowings, or the use of derivatives such as interest rate swaps and caps.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2015, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.1 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $3 million and the aggregate fair value included in other liabilities was $39 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $1.6 billion at December 31, 2015. The aggregate fair value of these interest rate swaps and caps included in other assets was $31 million and the aggregate fair value included in other liabilities was $31 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 12 to the consolidated financial statements for more information about our derivative positions.

Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of December 31, 2015 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$521,008	$521,008
Commitments to purchase loans	—	60,265	60,265
Unfunded commitments under lines of credit	17,689	1,661,300	1,678,989
Commercial and standby letters of credit	—	59,240	59,240
	$17,689	$2,301,813	$2,319,502

Contractual Obligations
The following table contains supplemental information regarding our significant outstanding contractual obligations, including interest to be paid on FHLB advances, long-term borrowings and time deposits, as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FHLB advances	$4,050,984	$2,756,816	$1,215,961	$78,207	$—
4.875% Senior notes due 2025	595,000	19,500	39,000	39,000	497,500
Operating lease obligations	177,175	22,865	44,233	36,426	73,651
Time deposits	4,680,183	2,874,780	1,469,756	335,617	30
Capital lease obligations	18,030	1,686	3,537	3,812	8,995
	$9,521,372	$5,675,647	$2,772,487	$493,062	$580,176
Non-GAAP Financial Measures
Net income, diluted earnings per common share, return on average assets and return on average stockholders' equity, excluding the impact of a discrete income tax benefit and related professional fees are non-GAAP financial measures. Management believes disclosure of these measures enhances readers' ability to compare the Company's financial performance for the current period to that of other periods presented. The following tables reconcile these non-GAAP financial measurements to the comparable GAAP financial measurements of net income, diluted earnings per common share, return on average assets and return on average stockholders' equity for the year ended December 31, 2015 (in thousands except share and per share data):

Net income excluding the impact of a discrete income tax benefit and related professional fees:
Net income (GAAP)	$251,660
Less discrete income tax benefit	(49,323)
Add back related professional fees, net of tax of $524	801
Net income excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	$203,138

Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees:
Diluted earnings per common share (GAAP)	$2.35
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees (non-GAAP)	(0.47)
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	0.02
Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	$1.90

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$(48,522)
Weighted average shares for diluted earnings per share (GAAP)	102,972,150
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees (non-GAAP)	$(0.47)

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities:
Discrete income tax benefit and related professional fees, net of tax, allocated to participating securities	$1,881
Weighted average shares for diluted earnings per share (GAAP)	102,972,150
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	$0.02

Return on average assets excluding the impact of a discrete income tax benefit and related professional fees:
Return on average assets (GAAP)	1.18%
Less impact on return on average assets of discrete income tax benefit and related professional fees	(0.23)%
Return on average assets excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	0.95%

Impact on return on average assets of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$(48,522)
Average assets (GAAP)	21,293,911
Impact on return on average assets of discrete income tax benefit and related professional fees (non-GAAP)	(0.23)%

Return on average stockholders' equity excluding the impact of a discrete income tax benefit and related professional fees:
Return on average stockholders' equity (GAAP)	11.62%
Less impact on return on average stockholders' equity of discrete income tax benefit and related professional fees	(2.24)%
Return on average stockholders' equity excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	9.38%

Impact on return on average stockholders' equity of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$(48,522)
Average stockholder's equity (GAAP)	2,165,515
Impact on return on average assets of discrete income tax benefit and related professional fees (non-GAAP)	(2.24)%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Interest Rate Risk” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankUnited, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/KPMG LLP
February 26, 2016
Miami, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

We have audited BankUnited, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BankUnited, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
February 26, 2016
Miami, Florida
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks:
Non-interest bearing	$31,515	$46,268
Interest bearing	39,613	33,979
Interest bearing deposits at Federal Reserve Bank	192,366	100,596
Federal funds sold	4,006	6,674
Cash and cash equivalents	267,500	187,517
Investment securities available for sale, at fair value	4,859,539	4,585,694
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	219,997	191,674
Loans held for sale	47,410	1,399
Loans (including covered loans of $809,540 and $1,043,864)	16,636,603	12,414,769
Allowance for loan and lease losses	(125,828)	(95,542)
Loans, net	16,510,775	12,319,227
FDIC indemnification asset	739,880	974,704
Bank owned life insurance	225,867	215,065
Equipment under operating lease, net	483,518	314,558
Deferred tax asset, net	105,577	117,215
Goodwill and other intangible assets	78,330	68,414
Other assets	335,074	225,062
Total assets	$23,883,467	$19,210,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,874,533	$2,714,127
Interest bearing	1,167,537	899,696
Savings and money market	8,288,340	5,896,007
Time	4,608,091	4,001,925
Total deposits	16,938,501	13,511,755
Federal Home Loan Bank advances	4,008,464	3,307,932
Notes and other borrowings	402,545	10,627
Other liabilities	290,059	327,681
Total liabilities	21,639,569	17,157,995

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 103,626,255 and 101,656,702 shares issued and outstanding	1,036	1,017
Paid-in capital	1,406,786	1,353,538
Retained earnings	813,894	651,627
Accumulated other comprehensive income	22,182	46,352
Total stockholders' equity	2,243,898	2,052,534
Total liabilities and stockholders' equity	$23,883,467	$19,210,529

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Interest income:
Loans	$753,901	$667,237	$618,944
Investment securities	116,817	108,662	114,535
Other	10,098	7,845	5,342
Total interest income	880,816	783,744	738,821
Interest expense:
Deposits	91,151	72,961	60,566
Borrowings	44,013	33,690	32,045
Total interest expense	135,164	106,651	92,611
Net interest income before provision for loan losses	745,652	677,093	646,210
Provision for (recovery of) loan losses (including $2,251, $(243) and $(1,738) for covered loans)	44,311	41,505	31,964
Net interest income after provision for loan losses	701,341	635,588	614,246
Non-interest income:
Income from resolution of covered assets, net	50,658	49,082	78,862
Net loss on FDIC indemnification	(65,942)	(46,396)	(50,638)
FDIC reimbursement of costs of resolution of covered assets	859	4,440	9,397
Service charges and fees	17,876	16,612	14,255
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $34,929, $20,369 and $(16,195))	40,633	21,047	(15,469)
Gain on investment securities available for sale, net (including loss related to covered securities of $(963) for the year ended December 31, 2013)	8,480	3,859	8,629
Lease financing	35,641	21,601	8,214
Other non-interest income	14,019	13,920	14,799
Total non-interest income	102,224	84,165	68,049
Non-interest expense:
Employee compensation and benefits	210,104	195,218	173,763
Occupancy and equipment	75,484	70,520	63,766
Amortization of FDIC indemnification asset	109,411	69,470	36,943
Deposit insurance expense	14,257	9,348	7,648
Professional fees	14,185	13,178	21,934
Telecommunications and data processing	13,613	13,381	13,034
Depreciation of equipment under operating lease	18,369	8,759	4,259
Other non-interest expense	51,249	46,629	42,946
Total non-interest expense	506,672	426,503	364,293
Income before income taxes	296,893	293,250	318,002
Provision for income taxes	45,233	89,035	109,066
Net income	$251,660	$204,215	$208,936
Earnings per common share, basic (see Note 2)	$2.37	$1.95	$2.03
Earnings per common share, diluted (see Note 2)	$2.35	$1.95	$2.01
Cash dividends declared per common share	$0.84	$0.84	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013

Net income	$251,660	$204,215	$208,936
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(21,657)	1,939	(39,546)
Reclassification adjustment for net securities gains realized in income	(5,130)	(2,370)	(5,300)
Net change in unrealized gains on securities available for sale	(26,787)	(431)	(44,846)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(13,403)	(27,080)	4,942
Reclassification adjustment for net losses realized in income	16,020	16,383	13,408
Net change in unrealized losses on derivative instruments	2,617	(10,697)	18,350
Other comprehensive loss	(24,170)	(11,128)	(26,496)
Comprehensive income	$227,490	$193,087	$182,440

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$251,660	$204,215	$208,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion, net	(164,376)	(258,433)	(373,988)
Provision for loan losses	44,311	41,505	31,964
Income from resolution of covered assets, net	(50,658)	(49,082)	(78,862)
Net loss on FDIC indemnification	65,942	46,396	50,638
(Gain) loss on sale of loans, net	(40,633)	(21,047)	15,469
Increase in cash surrender value of bank owned life insurance	(3,102)	(3,009)	(2,472)
Gain on investment securities available for sale, net	(8,480)	(3,859)	(8,629)
(Gain) loss on other real estate owned	920	(2,617)	(7,629)
Equity based compensation	16,027	15,551	13,936
Depreciation and amortization	43,390	31,552	23,184
Deferred income taxes	29,471	(39,577)	8,237
Proceeds from sale of loans held for sale	169,139	22,387	36,752
Loans originated for sale, net of repayments	(130,819)	(23,088)	(34,091)
Realized tax benefits from dividend equivalents and equity based compensation	(1,593)	(2,123)	(2,795)
Other:
Increase in other assets	(35,235)	(32,709)	(4,324)
Increase in other liabilities	31,922	24,192	56,567
Net cash provided by (used in) operating activities	217,886	(49,746)	(67,107)

Cash flows from investing activities:
Net cash paid in business combination	(277,553)	—	—
Purchase of investment securities	(2,093,508)	(1,549,649)	(1,095,477)
Proceeds from repayments and calls of investment securities available for sale	537,992	362,552	686,531
Proceeds from sale of investment securities available for sale	1,114,020	355,798	874,876
Purchase of non-marketable equity securities	(141,599)	(82,800)	(40,137)
Proceeds from redemption of non-marketable equity securities	113,276	43,192	21,131
Purchases of loans	(787,834)	(955,995)	(1,141,808)
Loan originations, repayments and resolutions, net	(3,128,701)	(2,617,273)	(2,067,791)
Proceeds from sale of loans, net	207,425	624,362	116,611
Decrease in FDIC indemnification asset for claims filed	59,139	114,916	164,872
Purchase of premises and equipment, net	(23,272)	(24,012)	(22,079)
Acquisition of equipment under operating lease, net	(187,329)	(126,834)	(162,009)
Proceeds from sale of other real estate owned	18,582	55,971	111,165
Other investing activities	(19,330)	(8,035)	(52,869)
Net cash used in investing activities	(4,608,692)	(3,807,807)	(2,606,984)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Net increase in deposits	3,426,755	2,979,340	1,994,404
Additions to Federal Home Loan Bank advances	7,830,000	4,100,000	2,625,000
Repayments of Federal Home Loan Bank advances	(7,130,350)	(3,205,000)	(2,130,000)
Proceeds from issuance of notes, net	392,252	—	—
Dividends paid	(88,981)	(87,716)	(65,225)
Realized tax benefits from dividend equivalents and equity based compensation	1,593	2,123	2,795
Exercise of stock options	35,647	926	9,905
Other financing activities	3,873	2,648	(5,392)
Net cash provided by financing activities	4,470,789	3,792,321	2,431,487
Net increase (decrease) in cash and cash equivalents	79,983	(65,232)	(242,604)
Cash and cash equivalents, beginning of period	187,517	252,749	495,353
Cash and cash equivalents, end of period	$267,500	$187,517	$252,749

Supplemental disclosure of cash flow information:
Interest paid	$130,963	$105,386	$93,735
Income taxes paid, net	$29,346	$129,987	$97,631

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$17,541	$26,564	$68,084
Disbursement of loan proceeds from escrow	$—	$52,500	$—
Dividends declared, not paid	$22,380	$21,968	$21,833
Unsettled purchases of investment securities available for sale	$—	$124,767	$—
Acquisition of assets under capital lease	$—	$9,035	$1,820

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	95,006,729	$950	5,415,794	$54	$1,308,315	$413,385	$83,976	$1,806,680
Comprehensive income	—	—	—	—	—	208,936	(26,496)	182,440
Conversion of preferred shares to common shares	5,415,794	54	(5,415,794)	(54)	—	—	—	—
Dividends	—	—	—	—	—	(87,058)	—	(87,058)
Equity based compensation	109,585	1	—	—	13,935	—	—	13,936
Forfeiture of unvested shares	(58,682)	—	—	—	—	—	—	—
Exercise of stock options	539,588	5	—	—	9,900	—	—	9,905
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	2,795	—	—	2,795
Balance at December 31, 2013	101,013,014	1,010	—	—	1,334,945	535,263	57,480	1,928,698
Comprehensive income	—	—	—	—	—	204,215	(11,128)	193,087
Dividends	—	—	—	—	—	(87,851)	—	(87,851)
Equity based compensation	699,529	7	—	—	15,544	—	—	15,551
Forfeiture of unvested shares	(111,264)	(1)	—	—	1	—	—	—
Exercise of stock options	55,423	1	—	—	925	—	—	926
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	2,123	—	—	2,123
Balance at December 31, 2014	101,656,702	1,017	—	—	1,353,538	651,627	46,352	2,052,534
Comprehensive income	—	—	—	—	—	251,660	(24,170)	227,490
Dividends	—	—	—	—	—	(89,393)	—	(89,393)
Equity based compensation	664,928	7	—	—	16,020	—	—	16,027
Forfeiture of unvested shares	(59,270)	(1)	—	—	1	—	—	—
Exercise of stock options	1,363,895	13	—	—	35,634	—	—	35,647
Tax benefits from dividend equivalents and equity based compensation	—	—	—	—	1,593	—	—	1,593
Balance at December 31, 2015	103,626,255	$1,036	—	$—	$1,406,786	$813,894	$22,182	$2,243,898

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. ("BankUnited, Inc." or "BKU"), is a national bank holding company with one wholly-owned subsidiary, BankUnited, National Association ("BankUnited" or the "Bank"), collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 98 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at December 31, 2015. The Bank also offers certain commercial lending products through national platforms.
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
Principles of Consolidation
The consolidated financial statements include the accounts of BankUnited, Inc. and its wholly-owned subsidiary, BankUnited. All significant intercompany balances and transactions have been eliminated in consolidation.
Variable interest entities (“VIEs”) are consolidated if the Company is the primary beneficiary, i.e., has (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company has variable interests in affordable housing limited partnerships that are not required to be consolidated because the Company is not the primary beneficiary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Fair Value Measurements
Certain of the Company's assets and liabilities are reflected in the financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale, certain servicing rights and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent impaired loans, OREO and other repossessed assets, loans held for sale, goodwill, residential mortgage servicing rights ("MSRs") and assets acquired and liabilities assumed in business combinations. These non-recurring fair value measurements typically involve the application of acquisition accounting, lower-of-cost-or-market accounting or the measurement of impairment of certain assets.
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
The Company reviews investment securities for other-than-temporary impairment ("OTTI") at least quarterly. An investment security is impaired if its fair value is lower than its amortized cost basis. The Company considers many factors in determining whether a decline in fair value below amortized cost represents OTTI, including, but not limited to:

•	the Company's intent to hold the security until maturity or for a period of time sufficient for a recovery in value;

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis;

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Non-marketable Equity Securities
The Bank, as a member of the Federal Reserve Bank ("FRB") system and the Federal Home Loan Bank ("FHLB"), is required to maintain investments in the stock of the FRB and FHLB. No market exists for this stock, and the investment can be liquidated only through redemption by the respective institutions, at the discretion of and subject to conditions imposed by those institutions. The stock has no readily determinable fair value and is carried at cost. Historically, stock redemptions have been at par value, which equals the Company's carrying value. The Company monitors its investment in FHLB stock for impairment through review of recent financial results of the FHLB, including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB stock.
Loans Held for Sale
Residential mortgage loans and the guaranteed portion of Small Business Administration loans originated with the intent to sell are carried at the lower of cost or fair value, determined in the aggregate by loan type. A valuation allowance is established through a charge to earnings if the aggregate fair value of such loans is lower than their cost. Gains or losses recognized upon sale are determined on the specific identification basis.
Loans not originated or otherwise acquired with the intent to sell are transferred into the held for sale classification at the lower of carrying amount or fair value when they are specifically identified for sale and a formal plan exists to sell them. Acquired credit impaired loans accounted for in pools are removed from the pools at their carrying amounts when they are sold.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
December 31, 2015

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
Non-accrual Loans
New commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. New and non-ACI residential and consumer loans are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Payments received on nonaccrual commercial loans are applied as a reduction of principal. Interest payments are recognized as income on a cash basis on nonaccrual residential loans. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential and consumer loans are returned to accrual status when there is no longer 90 days of interest due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
Contractually delinquent ACI loans are not classified as non-accrual as long as discount continues to be accreted on the loans or pools.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
An assessment of collateral value is made at no later than 120 days delinquency for new open- and closed-end loans secured by residential real estate and any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Non-ACI loans secured by residential real estate are generally charged off at final resolution which is consistent with the terms of the Single Family Shared-Loss Agreement. Consumer loans are typically charged off at 120 days days delinquency. Commercial loans are charged off when management deems them to be uncollectible. Subsequent recoveries are credited to the ALLL.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Calculated loss frequency and severity percentages are applied to the UPB of non-ACI 1-4 single family residential mortgages and home equity loans and lines of credit to calculate the ALLL. Based on an analysis of historical portfolio performance, OREO and short sale data and other internal and external factors, management has concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is used to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average four quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. Loss severity given default is estimated based on internal data about short sales and OREO sales. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans and lines of credit projected to roll to 120 days delinquency.
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
Qualitative adjustments are made to the ALLL when, based on management's judgment and experience, there are internal or external factors impacting incurred losses not taken into account by the quantitative calculations. Management has categorized potential qualitative adjustments into the following categories:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

•	Changes in the value of underlying collateral, particularly for loans secured by real estate;

•	Quality of risk ratings, as measured by changes in risk rating identified by our independent loan review function;

•	Credit concentrations;

•	Changes in credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory requirements.
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
Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Loss severity given default is generated from the historical performance of the portfolio over the immediately preceding four quarters, while loss severity from loan sales is generated from historical performance over the immediately preceding twelve quarters. Estimates of default probability also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant Metropolitan Statistical Area ("MSA"). Costs and fees represent an additional component of loss on default and are projected using the "Making Home Affordable" cost factors provided by the Federal government.
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
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments. The reserve is calculated in a manner similar to the general reserve for new loans, while also considering the timing and likelihood that the available credit will be utilized as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income.
FDIC Indemnification Asset
The FDIC indemnification asset was initially recorded at the time of the FSB Acquisition at fair value, measured as the present value of the estimated cash payments expected from the FDIC for probable losses on covered assets. The FDIC indemnification asset is measured separately from the related covered assets. It is not contractually embedded in the covered assets and it is not transferable with the covered assets should the Company choose to dispose of them.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Goodwill and Other Intangible Assets
Goodwill of $78 million and $67 million at December 31, 2015 and 2014, respectively, represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount of goodwill over its implied fair value. The estimated fair value of the reporting unit is based on the market capitalization of the Company's common stock. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Foreclosed Property and Repossessed Assets
Foreclosed property and repossessed assets consists of real estate assets acquired through, or in lieu of, loan foreclosure and personal property acquired through repossession. Such assets are included in other assets in the accompanying consolidated balance sheets. These assets are held for sale and are initially recorded at estimated fair value less costs to sell, establishing a new cost basis. Subsequent to acquisition, periodic valuations are performed and the assets are carried at the lower of the carrying amount at the date of acquisition or estimated fair value less cost to sell. Significant property improvements are capitalized to the extent that the resulting carrying value does not exceed fair value less cost to sell. Legal fees, maintenance, taxes, insurance and other direct costs of holding and maintaining these assets are expensed as incurred.
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
Loan Servicing Assets
The Company may acquire residential MSRs through purchases or retention of servicing in connection with sales of originated loans in the secondary market. All newly acquired residential MSRs are initially measured at fair value. Residential MSRs are subsequently measured using the amortization method and are amortized in proportion to and over the period of estimated net servicing revenue. Amortization is adjusted prospectively in response to changes in estimated future cash flows. Residential MSRs are periodically evaluated for impairment based on a comparison of the amortized balance to fair value. For purposes of impairment evaluation and measurement, if the carrying amount of residential MSRs exceeds fair value, a valuation allowance is established. The valuation allowance is subsequently adjusted to reflect changes in the measurement of impairment.
The Company also recognizes loan servicing assets when the guaranteed portion of Small Business Administration ("SBA") loans is sold with servicing retained. Servicing assets related to SBA loans are measured at fair value, with changes in fair value subsequent to acquisition recognized in earnings.
Loan servicing assets are included in other assets in the accompanying consolidated balance sheets. Servicing fee income is recorded net of amortization and changes in fair value in other non-interest income. Neither the loan servicing assets nor related income have had a material impact on the Company's financial statements to date.
Investments in Affordable Housing Limited Partnerships
The Company has acquired investments in limited partnerships that manage or invest in qualified affordable housing projects and provide the Company with low-income housing tax credits and other tax benefits. These investments are included in other assets in the accompanying consolidated balance sheets. The Company accounts for investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the amortization is recognized in the income statement as a component of income tax expense. The investments are evaluated for

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized.
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
Equity Based Compensation
The Company periodically grants unvested or restricted shares of common stock to key employees. Compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period for each award. Compensation cost related to awards that embody performance conditions is recognized if it is probable that the performance conditions will be achieved.
The fair value of unvested shares is based on the closing market price of the Company's common stock at the date of grant. The value of shares granted with post-vesting restrictions as to transferability is reduced by a discount for lack of marketability. The fair value of stock options, which were granted in periods prior to 2013, was estimated at the date of grant using a Black-Scholes option pricing model.
Derivative Financial Instruments and Hedging Activities
Interest rate derivative contracts
The Company uses interest rate derivative contracts, such as swaps, caps, floors and collars, in the normal course of business to meet the financial needs of its customers and to manage exposure to changes in interest rates. Interest rate contracts are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate swaps that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow hedging instruments. The effective portion of the gain or loss on interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. The ineffective portion of the gain or loss on these derivative instruments, if any, is recognized currently in earnings. Hedge effectiveness is assessed using the hypothetical derivative method. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed quarterly.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Changes in the fair value of interest rate contracts not designated as, or not qualifying as, hedging instruments are recognized currently in earnings.
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
Earnings per Common Share
Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards with non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, stand-alone dividend participation rights and participating preferred stock are considered participating securities and are included in the computation of basic earnings per common share using the two class method whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options, warrants and unvested stock awards using the treasury stock method and by the dilutive effect of convertible preferred stock using the if-converted method. Contingently issuable shares are included in the calculation of earnings per common share as if the end of the respective period was the end of the contingency period.
Reclassifications
Certain amounts presented for prior periods have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Financial instruments and lease contracts are generally outside the scope of the ASU. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09 to annual periods and interim periods within fiscal years beginning after December 15, 2017, without changing any other amendments included in ASU 2014-09. Management continues to evaluate the impact of adoption.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this ASU change the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The Company elected to early adopt the amendments for the year ended December 31, 2015. Adoption had no material impact on the Company's financial condition, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs be reported as interest expense. The Company elected to early adopt this ASU for the year ended December 31, 2015. The adoption resulted in $3.9 million of debt issuance costs being reported as a direct deduction from the face amount of notes payable in the accompanying consolidated balance sheet at December 31, 2015.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance regarding whether fees paid by a customer in a cloud computing arrangement are considered a software license or a service contract. The amendments in this ASU are effective for the Company for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company has elected to apply the amendment prospectively to all arrangements entered into or materially modified after the effective date. Management does not expect adoption will have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU that are expected to be most applicable to the Company 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017. Management has not completed its evaluation of the impact of adoption of this ASU.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for lease terms longer than one year. Accounting for leases by a lessor will not be significantly impacted by this ASU. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Management has not yet made an evaluation of the impact of adoption of this ASU.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

c	2015	2014	2013
Basic earnings per common share:
Numerator:
Net income	$251,660	$204,215	$208,936
Distributed and undistributed earnings allocated to participating securities	(9,742)	(7,991)	(9,380)
Income allocated to common stockholders for basic earnings per common share	$241,918	$196,224	$199,556
Denominator:
Weighted average common shares outstanding	103,187,530	101,574,076	99,587,970
Less average unvested stock awards	(1,128,416)	(1,117,869)	(1,093,930)
Weighted average shares for basic earnings per common share	102,059,114	100,456,207	98,494,040
Basic earnings per common share	$2.37	$1.95	$2.03
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$241,918	$196,224	$199,556
Adjustment for earnings reallocated from participating securities	54	16	1,265
Income used in calculating diluted earnings per common share	$241,972	$196,240	$200,821
Denominator:
Weighted average shares for basic earnings per common share	102,059,114	100,456,207	98,494,040
Dilutive effect of stock options and preferred shares	913,036	139,606	1,257,565
Weighted average shares for diluted earnings per common share	102,972,150	100,595,813	99,751,605
Diluted earnings per common share	$2.35	$1.95	$2.01
Included in participating securities above are 3,023,314 dividend equivalent rights outstanding at December 31, 2015 that were issued in conjunction with the initial public offering ("IPO") of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at December 31, 2015, 2014, and 2013, but excluded from the calculation of diluted earnings per common share for the years then ended because their inclusion would have been anti-dilutive:

	2015	2014	2013
Unvested shares	1,040,385	881,693	752,609
Stock options and warrants	1,851,376	6,386,424	6,386,815

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3    Acquisition Activity
On May 1, 2015, BankUnited completed the acquisition of the Small Business Finance Unit ("SBF") of CertusHoldings, Inc. in an asset purchase transaction for a cash purchase price of $278 million. SBF's primary business activity is to originate loans under programs administered by the SBA. The SBF acquisition will allow BankUnited to expand its current small business lending platform on a national basis.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4    Investment Securities
Investment securities available for sale consisted of the following at December 31, 2015 and 2014 (in thousands):

	2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,167,197	15,376	(4,255)	1,178,318
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	95,997	944	(127)	96,814
Resecuritized real estate mortgage investment conduits (“Re-Remics”)	88,658	1,138	(105)	89,691
Private label residential mortgage-backed securities and collateralized mortgage obligations ("CMOs")	502,723	44,822	(2,933)	544,612
Private label commercial mortgage-backed securities	1,219,355	5,533	(6,148)	1,218,740
Single family rental real estate-backed securities	646,156	284	(9,735)	636,705
Collateralized loan obligations	309,615	—	(2,738)	306,877
Non-mortgage asset-backed securities	54,981	1,519	—	56,500
Preferred stocks	75,742	7,467	—	83,209
State and municipal obligations	351,456	10,297	—	361,753
Small Business Administration ("SBA") securities	270,553	3,343	(560)	273,336
Other debt securities	3,854	4,133	—	7,987
	$4,791,284	$94,856	$(26,601)	$4,859,539

	2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$54,924	$43	$—	$54,967
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	1,501,504	29,613	(6,401)	1,524,716
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	101,089	769	—	101,858
Re-Remics	179,664	3,613	(5)	183,272
Private label residential mortgage-backed securities and CMOs	350,300	54,222	(543)	403,979
Private label commercial mortgage-backed securities	1,156,166	10,254	(4,935)	1,161,485
Single family rental real estate-backed securities	446,079	468	(3,530)	443,017
Collateralized loan obligations	174,767	—	(435)	174,332
Non-mortgage asset-backed securities	96,250	3,824	(6)	100,068
Preferred stocks	96,294	9,148	—	105,442
State and municipal obligations	15,317	385	—	15,702
SBA securities	298,424	10,540	(236)	308,728
Other debt securities	3,712	4,416	—	8,128
	$4,474,490	$127,295	$(16,091)	$4,585,694
Investment securities held to maturity at December 31, 2015 and 2014 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at December 31, 2015 and 2014. The bond matures in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

At December 31, 2015, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$939,014	$943,775
Due after one year through five years	2,116,652	2,136,983
Due after five years through ten years	1,033,111	1,048,226
Due after ten years	626,765	647,346
Preferred stocks with no stated maturity	75,742	83,209
	$4,791,284	$4,859,539
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2015 was 4.1 years. The effective duration of the investment portfolio as of December 31, 2015 was 1.8 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for Federal Home Loan Bank ("FHLB") advances, public deposits, interest rate swaps and to secure borrowing capacity at the Federal Reserve Bank ("FRB") totaled $1.5 billion and $1.0 billion at December 31, 2015 and 2014, respectively.
The following table provides information about gains and losses on investment securities available for sale for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Proceeds from sale of investment securities available for sale	$1,114,020	$355,798	$874,876

Gross realized gains	$8,955	$4,987	$11,119
Gross realized losses	(475)	(1,128)	(1,527)
Net realized gain	8,480	3,859	9,592
OTTI	—	—	(963)
Gain on investment securities available for sale, net	$8,480	$3,859	$8,629
During the year ended December 31, 2013, OTTI was recognized on an intermediate term mortgage mutual fund. Due primarily to the length of time the investment had been in a continuous unrealized loss position and an increasing measure of impairment, the Company determined the impairment to be other than temporary. This security was covered under the Commercial Shared-Loss Agreement; therefore, the impact of the impairment was significantly mitigated by an increase of $770 thousand in the FDIC indemnification asset, reflected in the consolidated statement of income line item “Net loss on FDIC indemnification.” This security was sold in 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at December 31, 2015 and 2014 (in thousands):

	2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$321,143	$(3,065)	$54,290	$(1,190)	$375,433	$(4,255)
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	5,273	(127)	—	—	5,273	(127)
Re-Remics	20,421	(105)	—	—	20,421	(105)
Private label residential mortgage-backed securities and CMOs	289,312	(2,401)	16,342	(532)	305,654	(2,933)
Private label commercial mortgage-backed securities	739,376	(4,476)	106,280	(1,672)	845,656	(6,148)
Single family rental real estate-backed securities	381,033	(4,499)	212,491	(5,236)	593,524	(9,735)
Collateralized loan obligations	257,442	(2,173)	49,435	(565)	306,877	(2,738)
SBA securities	41,996	(543)	868	(17)	42,864	(560)
	$2,055,996	$(17,389)	$439,706	$(9,212)	$2,495,702	$(26,601)

	2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	$7,058	$(34)	$300,057	$(6,367)	$307,115	$(6,401)
Re-Remics	—	—	335	(5)	335	(5)
Private label residential mortgage-backed securities and CMOs	60,076	(189)	14,653	(354)	74,729	(543)
Private label commercial mortgage-backed securities	103,900	(1,150)	239,456	(3,785)	343,356	(4,935)
Single family rental real estate-backed securities	233,012	(3,530)	—	—	233,012	(3,530)
Collateralized loan obligations	49,565	(435)	—	—	49,565	(435)
Non-mortgage asset-backed securities	2,796	(6)	—	—	2,796	(6)
SBA securities	49,851	(236)	—	—	49,851	(236)
	$506,258	$(5,580)	$554,501	$(10,511)	$1,060,759	$(16,091)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2015 or 2014.  As discussed above, during the year ended December 31, 2013, OTTI was recognized on an intermediate term mortgage mutual fund. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2015, 93 securities were in unrealized loss positions. The amount of impairment related to 22 of these securities was considered insignificant, totaling approximately $223 thousand and no further analysis with respect to these securities was

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities:
At December 31, 2015, thirteen U.S. Government agency and sponsored enterprise residential and commercial mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date the securities were acquired. The amount of impairment of each of the individual securities was 4% or less of amortized cost and the substantial majority of the securities had been in unrealized loss positions for three months or less. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Re-Remics:
At December 31, 2015, one Re-Remic security was in an unrealized loss position. The unrealized loss was primarily due to an increase in credit spreads subsequent to acquisition. The amount of impairment was less than 1% of amortized cost. Given the immaterial amount of impairment, the limited severity, the structure of the security and the performance of the underlying collateral, the impairment was considered to be temporary.
Private label residential mortgage-backed securities and CMOs:
At December 31, 2015, twelve private label residential mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads and an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was 4% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of December 31, 2015. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial mortgage-backed securities:
At December 31, 2015, 22 private label commercial mortgage-backed securities were in unrealized loss positions. The unrealized losses were primarily attributable to widening credit spreads and for certain securities, an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was less than 2% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At December 31, 2015, sixteen single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads, leading to increased extension risk. The amount of impairment of each of the individual securities was 3% or less of amortized cost.  Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At December 31, 2015, six collateralized loan obligations were in unrealized loss positions, due to widening credit spreads. The amount of impairment of each of the individual securities was less than 2% of amortized cost. Given the limited severity of impairment, levels of subordination and the results of independent analyses of the credit quality of loans underlying the securities, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

SBA securities:
At December 31, 2015, one SBA security was in an unrealized loss position. The amount of impairment was 2% of amortized cost and was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.
Note 5   Loans and Allowance for Loan and Lease Losses
At December 31, 2015 and 2014, loans consisted of the following (dollars in thousands):

	2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,883,470	$—	$699,039	$46,110	$3,628,619	21.9%
Home equity loans and lines of credit	806	—	4,831	67,493	73,130	0.4%
	2,884,276	—	703,870	113,603	3,701,749	22.3%
Commercial:
Multi-family	3,447,526	24,636	—	—	3,472,162	20.9%
Commercial real estate
Owner occupied	1,338,184	16,567	—	—	1,354,751	8.2%
Non-owner occupied	2,885,226	25,101	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	—	347,676	2.1%
Commercial and industrial	2,769,813	1,062	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	—	2,003,984	12.1%
	12,792,409	67,366	—	—	12,859,775	77.5%
Consumer	35,173	10	—	—	35,183	0.2%
Total loans	15,711,858	67,376	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	—	(7,933)	39,896
Loans including premiums, discounts and deferred fees and costs	15,759,687	67,376	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	—	(4,868)	(125,828)
Loans, net	$15,638,727	$67,376	$703,870	$100,802	$16,510,775

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial lending subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans including premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227
Through three subsidiaries, the Bank provides commercial and municipal equipment financing utilizing both loan and lease structures. At December 31, 2015 and 2014, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $472 million and $458 million, respectively.
The following table presents the components of the net investment in direct financing leases as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Total minimum lease payments to be received	$503,692	$489,892
Estimated unguaranteed residual value of leased assets	1,561	—
Gross investment in direct financing leases	505,253	489,892
Unearned income	(37,677)	(37,277)
Initial direct costs	4,817	5,567
	$472,393	$458,182

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

As of December 31, 2015, future minimum lease payments to be received under direct financing leases were as follows (in thousands):

Years Ending December 31:
2016	$159,176
2017	116,772
2018	73,707
2019	41,447
2020	34,089
Thereafter	78,501
$503,692
During the years ended December 31, 2015 and 2014, the Company purchased 1-4 single family residential loans totaling $788 million and $921 million, respectively.
At December 31, 2015, the Company had pledged real estate loans with UPB of approximately $8.4 billion and recorded investment of approximately $7.4 billion as security for FHLB advances.
At December 31, 2015 and 2014, the UPB of ACI loans was $2.0 billion and $2.6 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

Balance at December 31, 2012	$1,286,066
Reclassifications from non-accretable difference	282,952
Accretion	(410,446)
Balance at December 31, 2013	1,158,572
Reclassifications from non-accretable difference	185,604
Accretion	(338,864)
Balance at December 31, 2014	1,005,312
Reclassifications from non-accretable difference	192,291
Accretion	(295,038)
Balance at December 31, 2015	$902,565

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Loan sales
During the years ended December 31, 2015, 2014 and 2013, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	2015	2014	2013
UPB of loans sold	$249,038	$269,143	$230,031

Cash proceeds, net of transaction costs	$207,425	$177,560	$116,611
Recorded investment in loans sold	172,496	144,231	82,160
Net pre-tax impact on earnings, excluding gain (loss) on FDIC indemnification	$34,929	$33,329	$34,451

Gain (loss) on sale of covered loans, net	$34,929	$2,398	$(16,195)
Proceeds recorded in interest income	—	30,931	50,646
	$34,929	$33,329	34,451

Gain (loss) on FDIC indemnification, net	$(28,051)	$(809)	$21,021

For the years ended December 31, 2014 and 2013, covered 1-4 single family residential loans with UPB of $50 million and $102 million, respectively, were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between the recorded investment and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income. No loans were sold from the pool of ACI loans with a zero carrying value during the year ended December 31, 2015.
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

During the year ended December 31, 2014 the Company terminated its indirect auto lending activities and sold indirect auto loans with a recorded investment of $302.8 million. The total impact of this transaction on pre-tax earnings was not material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Allowance for loan and lease losses
Activity in the ALLL for the years ended December 31, 2015, 2014 and 2013 is summarized as follows (in thousands):

	2015
	Residential	Commercial	Consumer	Total
Beginning balance	$11,325	$84,027	$190	$95,542
Provision for (recovery of) loan losses:
ACI loans	—	—	—	—
Non-ACI loans	2,317	(66)	—	2,251
New loans	3,957	38,072	31	42,060
Total provision	6,274	38,006	31	44,311
Charge-offs:
ACI loans	—	—	—	—
Non-ACI loans	(1,680)	—	—	(1,680)
New loans	—	(13,719)	—	(13,719)
Total charge-offs	(1,680)	(13,719)	—	(15,399)
Recoveries:
Non-ACI loans	39	66	—	105
New loans	—	1,237	32	1,269
Total recoveries	39	1,303	32	1,374
Ending balance	$15,958	$109,617	$253	$125,828

	2014
	Residential	Commercial	Consumer	Total
Beginning balance	$15,353	$52,185	$2,187	$69,725
Provision for (recovery of) loan losses:
ACI loans	—	1,987	324	2,311
Non-ACI loans	(1,891)	(663)	—	(2,554)
New loans	850	42,310	(1,412)	41,748
Total provision	(1,041)	43,634	(1,088)	41,505
Charge-offs:
ACI loans	—	(4,880)	(324)	(5,204)
Non-ACI loans	(3,006)	(490)	—	(3,496)
New loans	—	(7,671)	(1,083)	(8,754)
Total charge-offs	(3,006)	(13,041)	(1,407)	(17,454)
Recoveries:
Non-ACI loans	19	721	—	740
New loans	—	528	498	1,026
Total recoveries	19	1,249	498	1,766
Ending balance	$11,325	$84,027	$190	$95,542

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	2013
	Residential	Commercial	Consumer	Total
Beginning balance	$19,164	$39,543	$414	$59,121
Provision for (recovery of) loan losses:
ACI loans	—	(2,891)	—	(2,891)
Non-ACI loans	4,043	(2,890)	—	1,153
New loans	(3,800)	35,368	2,134	33,702
Total provision	243	29,587	2,134	31,964
Charge-offs:
ACI loans	—	(2,235)	—	(2,235)
Non-ACI loans	(4,134)	(171)	—	(4,305)
New loans	(10)	(17,987)	(484)	(18,481)
Total charge-offs	(4,144)	(20,393)	(484)	(25,021)
Recoveries:
Non-ACI loans	90	2,690	—	2,780
New loans	—	758	123	881
Total recoveries	90	3,448	123	3,661
Ending balance	$15,353	$52,185	$2,187	$69,725
The following table presents information about the balance of the ALLL and related loans as of December 31, 2015 and 2014 (in thousands):

	2015				2014
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$15,958	$109,617	$253	$125,828	$11,325	$84,027	$190	$95,542
Ending balance: non-ACI and new loans individually evaluated for impairment	$978	$5,439	$—	$6,417	$1,083	$6,878	$—	$7,961
Ending balance: non-ACI and new loans collectively evaluated for impairment	$14,980	$104,178	$253	$119,411	$10,242	$77,149	$190	$87,581
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$4,868	$—	$—	$4,868	$4,192	$—	$—	$4,192
Ending balance: new loans	$11,090	$109,617	$253	$120,960	$7,133	$84,027	$190	$91,350
Loans:
Ending balance	$3,734,967	$12,866,548	$35,088	$16,636,603	$3,568,529	$8,819,980	$26,260	$12,414,769
Ending balance: non-ACI and new loans individually evaluated for impairment	$12,240	$54,128	$—	$66,368	$6,406	$28,978	$—	$35,384
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,018,857	$12,745,054	$35,078	$15,798,989	$2,664,944	$8,697,600	$26,246	$11,388,790
Ending balance: ACI loans	$703,870	$67,366	$10	$771,246	$897,179	$93,402	$14	$990,595

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Credit quality information
The tables below present information about new and non-ACI loans identified as impaired as of December 31, 2015 and 2014 (in thousands):

	2015			2014
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$6,194	$6,015	$—	$2,984	$2,961	$—
Non-owner occupied	548	533	—	1,326	1,326	—
Commercial and industrial	3,561	3,559	—	4,830	4,826	—
Commercial lending subsidiaries	3,839	3,821	—	1,790	1,790	—
With a specific allowance recorded:
Commercial and industrial	34,340	34,370	3,799	11,152	11,157	4,054
Commercial lending subsidiaries	5,646	5,628	1,640	6,896	6,896	2,824
Total:
Residential	$—	$—	$—	$—	$—	$—
Commercial	54,128	53,926	5,439	28,978	28,956	6,878
	$54,128	$53,926	$5,439	$28,978	$28,956	$6,878
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$417	$490	$—	$358	$426	$—
Home equity loans and lines of credit	1,607	1,633	—	1,621	1,647	—
With a specific allowance recorded:
1-4 single family residential	3,301	3,828	570	3,493	4,158	945
Home equity loans and lines of credit	6,915	7,028	408	934	949	138
Total:
Residential	$12,240	$12,979	$978	$6,406	$7,180	$1,083
Commercial	—	—	—	—	—	—
	$12,240	$12,979	$978	$6,406	$7,180	$1,083
One non-owner occupied commercial real estate ACI loan modified in a TDR with a carrying value of $500 thousand was impaired as of December 31, 2015. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

 The following table presents the average recorded investment in impaired loans for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015			2014			2013
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$82	$3,655	$—	$—	$3,748	$—	$—	$3,891	$—
Home equity loans and lines of credit	—	4,830	—	—	2,417	—	—	1,494	—
	82	8,485	—	—	6,165	—	—	5,385	—
Commercial:
Multi-family	291	—	—	—	—	696	730	—	4,804
Commercial real estate
Owner occupied	5,117	—	—	2,949	—	529	—	—	3,260
Non-owner occupied	559	—	442	1,385	—	6,564	2,224	—	22,883
Construction and land	—	—	—	—	—	451	—	—	3,873
Commercial and industrial	35,976	—	—	15,058	399	786	16,837	2,424	5,744
Commercial lending subsidiaries	14,835	—	—	2,680	—	—	1,478	—	—
	56,778	—	442	22,072	399	9,026	21,269	2,424	40,564
	$56,860	$8,485	$442	$22,072	$6,564	$9,026	$21,269	$7,809	$40,564
The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of December 31, 2015 and 2014 (in thousands):

	2015		2014
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$2,007	$594	$49	$604
Home equity loans and lines of credit	—	4,724	—	3,808
	2,007	5,318	49	4,412
Commercial:
Commercial real estate
Owner occupied	8,274	—	3,362	—
Non-owner occupied	—	—	1,326	—
Construction and land	—	—	209	—
Commercial and industrial	37,782	—	13,666	—
Commercial lending subsidiaries	9,920	—	9,226	—
	55,976	—	27,789	—
Consumer	7	—	173	—
	$57,990	$5,318	$28,011	$4,412

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at December 31, 2015 or 2014. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.4 million for the year ended December 31, 2015.
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
Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALLL.  Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. At December 31, 2015, the defined thresholds ranged from $1.5 million to $3.0 million for the commercial lending subsidiaries, and were $1.0 million for other commercial loan relationships. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.
The following tables summarize key indicators of credit quality for the Company's loans as of December 31, 2015 and 2014. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$78,836	$99,094	$143,864	$667,420	$989,214
60% - 70%	71,046	76,878	111,343	479,344	738,611
70% - 80%	63,380	100,271	211,299	772,646	1,147,596
More than 80%	28,338	3,938	3,481	13,443	49,200
	$241,600	$280,181	$469,987	$1,932,853	$2,924,621

	2014
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$64,590	$79,518	$128,115	$596,843	$869,066
60% - 70%	55,075	63,642	102,054	424,487	645,258
70% - 80%	43,316	98,052	170,305	650,165	961,838
More than 80%	28,218	3,261	3,450	11,747	46,676
	$191,199	$244,473	$403,924	$1,683,242	$2,522,838

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Commercial credit exposure, based on internal risk rating:

	2015
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,451,571	$1,317,081	$2,879,135	$346,795	$2,587,801	$1,981,068	$12,563,451
Special mention	—	4,824	548	—	7,556	18,584	31,512
Substandard	402	17,042	434	176	168,875	11,018	197,947
Doubtful	—	—	—	—	4,296	1,976	6,272
	$3,451,973	$1,338,947	$2,880,117	$346,971	$2,768,528	$2,012,646	$12,799,182
ACI loans:
Pass	$24,338	$15,708	$24,857	$—	$1,035	$—	$65,938
Special mention	—	859	—	—	—	—	859
Substandard	298	—	84	—	27	—	409
Doubtful	—	—	160	—	—	—	160
	$24,636	$16,567	$25,101	$—	$1,062	$—	$67,366

	2014
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Lending Subsidiaries	Total
New loans:
Pass	$1,930,324	$995,062	$1,750,753	$166,929	$2,364,792	$1,441,670	$8,649,530
Special mention	—	8,303	—	—	9,165	7,155	24,623
Substandard	408	6,426	1,326	209	21,501	11,044	40,914
Doubtful	—	—	—	—	5,121	6,390	11,511
	$1,930,732	$1,009,791	$1,752,079	$167,138	$2,400,579	$1,466,259	$8,726,578
ACI loans:
Pass	$22,762	$34,440	$30,101	$2,007	$1,156	$—	$90,466
Special mention	—	—	509	—	—	—	509
Substandard	2,202	—	152	—	67	—	2,421
Doubtful	—	—	—	—	6	—	6
	$24,964	$34,440	$30,762	$2,007	$1,229	$—	$93,402

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Aging of loans:
The following table presents an aging of loans as of December 31, 2015 and 2014. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	2015					2014
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
New loans:
1-4 single family residential	$2,922,096	$517	$551	$1,457	$2,924,621	$2,518,357	$4,432	$—	$49	$2,522,838
Home equity loans and lines of credit	806	—	—	—	806	1,827	—	—	—	1,827
Multi-family	3,451,973	—	—	—	3,451,973	1,929,546	1,186	—	—	1,930,732
Commercial real estate
Owner occupied	1,329,131	1,433	4,784	3,599	1,338,947	1,008,576	836	—	379	1,009,791
Non-owner occupied	2,878,218	1,899	—	—	2,880,117	1,752,079	—	—	—	1,752,079
Construction and land	342,477	4,494	—	—	346,971	167,138	—	—	—	167,138
Commercial and industrial	2,739,357	2,235	4,827	22,109	2,768,528	2,396,549	1,696	327	2,007	2,400,579
Commercial lending subsidiaries	2,003,842	3,839	—	4,965	2,012,646	1,458,890	5,208	246	1,915	1,466,259
Consumer	35,078	—	—	—	35,078	26,116	2	10	118	26,246
	$15,702,978	$14,417	$10,162	$32,130	$15,759,687	$11,259,078	$13,360	$583	$4,468	$11,277,489
Non-ACI loans:
1-4 single family residential	$37,249	$1,415	$—	$594	$39,258	$45,959	$602	$563	$41	$47,165
Home equity loans and lines of credit	60,760	1,090	443	4,119	66,412	93,427	1,739	546	3,808	99,520
	$98,009	$2,505	$443	$4,713	$105,670	$139,386	$2,341	$1,109	$3,849	$146,685
ACI loans:
1-4 single family residential	$661,755	$12,490	$4,950	$19,844	$699,039	$829,412	$18,463	$4,689	$21,958	$874,522
Home equity loans and lines of credit	4,243	127	9	452	4,831	20,474	558	125	1,500	22,657
Multi-family	24,636	—	—	—	24,636	24,964	—	—	—	24,964
Commercial real estate
Owner occupied	16,567	—	—	—	16,567	34,440	—	—	—	34,440
Non-owner occupied	24,941	—	160	—	25,101	30,746	9	—	7	30,762
Construction and land	—	—	—	—	—	2,007	—	—	—	2,007
Commercial and industrial	1,041	—	21	—	1,062	1,196	3	—	30	1,229
Consumer	10	—	—	—	10	14	—	—	—	14
	$733,193	$12,617	$5,140	$20,296	$771,246	$943,253	$19,033	$4,814	$23,495	$990,595
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $20 million and $23 million, respectively, at December 31, 2015 and 2014.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Loan Concentrations:
At December 31, 2015 and 2014, 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	2015
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$948,301	$53,048	$1,001,349	32.4%	27.3%
Florida	422,638	381,897	804,535	14.5%	22.0%
New York	548,181	23,326	571,507	18.7%	15.6%
Others	1,005,501	280,026	1,285,527	34.4%	35.1%
	$2,924,621	$738,297	$3,662,918	100.0%	100.0%

	2014
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$1,045,430	$66,105	$1,111,535	41.4%	32.3%
Florida	335,073	483,297	818,370	13.3%	23.8%
New York	318,484	27,568	346,052	12.6%	10.0%
Others	823,851	344,717	1,168,568	32.7%	33.9%
	$2,522,838	$921,687	$3,444,525	100.0%	100.0%
No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at December 31, 2015 or 2014. At December 31, 2015, 43.4% and 40.6%, respectively, of loans in the new commercial portfolio were to borrowers in Florida and the New York tri-state area, respectively.
Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which are covered, totaled $9 million and $14 million at December 31, 2015 and 2014, respectively. The recorded investment in residential mortgage loans in the process of foreclosure at December 31, 2015 and 2014 totaled $13 million and $16 million, respectively, all of which were covered loans.
Troubled debt restructurings:
Modifications during the years ended December 31, 2015, 2014 and 2013 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”).  Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. Because of the immateriality of the number and dollar amount of loans modified in TDRs and nature of the modifications, the modifications did not have a material impact on the Company’s consolidated financial statements or on the determination of the amount of the ALLL as of or for the years ended December 31, 2015, 2014 and 2013.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
In addition, recoveries of previously indemnified losses on commercial loans and gains on the sale of investment securities that were previously covered under the Commercial Shared-Loss Agreement result in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the accompanying consolidated balance sheets.
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans (1)	$(2,284)	$1,826	$(458)
Income from resolution of covered assets, net	50,658	(40,395)	10,263
Gain on sale of covered loans	34,929	(28,051)	6,878
Loss on covered OREO	(1,014)	678	(336)
	$82,289	$(65,942)	$16,347

	2014
	Transaction Income	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$33	$(54)	$(21)
Income from resolution of covered assets, net	49,082	(39,127)	9,955
Gain on sale of covered loans	20,369	(5,338)	15,031
Gain on covered investment securities available for sale	209	(167)	42
Gain on covered OREO	2,744	(1,710)	1,034
	$72,437	$(46,396)	$26,041
__________________________________________

(1)
Transaction income (loss) for the years ended December 31, 2015 and 2014 includes provisions of $33 thousand and $210 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the years ended December 31, 2015, 2014 and 2013, were as follows (in thousands):

Balance at December 31, 2012	$1,457,570
Amortization	(36,943)
Reduction for claims filed	(164,872)
Net loss on FDIC indemnification	(50,638)
Balance at December 31, 2013	1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(109,411)
Reduction for claims filed	(59,139)
Net loss on FDIC indemnification	(65,942)
Balance at December 31, 2015	$739,843
The balance at December 31, 2015 and 2014 is reflected in the consolidated balance sheets as follows (in thousands):

	2015	2014
FDIC indemnification asset	$739,880	$974,704
Other liabilities	(37)	(369)
	$739,843	$974,335
Note 7    Equipment Under Operating Lease
Equipment under operating lease consists of transportation equipment, primarily railcars. The components of equipment under operating lease as of December 31, 2015 and 2014 are summarized as follows (in thousands):

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	2015	2014
Equipment under operating lease	$509,641	$324,295
Less: accumulated depreciation	(26,123)	(9,737)
Equipment under operating lease, net	$483,518	$314,558
At December 31, 2015, scheduled minimum rental payments under operating leases were as follows (in thousands)

Years Ending December 31:
2016	$41,264
2017	39,071
2018	33,023
2019	29,666
2020	24,134
Thereafter through 2025	46,063
$213,221
Note 8    Premises and Equipment and Lease Commitments
Premises and equipment are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Buildings and improvements	$25,739	$25,739
Leasehold improvements	65,818	61,485
Furniture, fixtures and equipment	35,711	34,056
Computer equipment	16,701	13,555
Software and software licensing rights	33,979	31,672
Aircraft and automobiles	11,686	486
	189,634	166,993
Less: accumulated depreciation	(84,282)	(61,808)
Premises and equipment, net	$105,352	$105,185
Buildings and improvements includes $11 million related to property under capital lease at both December 31, 2015 and 2014.
Depreciation and amortization expense related to premises and equipment, including amortization of assets recorded under capital leases, was $22.9 million, $22.1 million and $18.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $27.1 million, $25.4 million, and $26.0 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

As of December 31, 2015, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2016	$22,865
2017	22,740
2018	21,493
2019	20,135
2020	16,291
Thereafter through 2034	73,651
$177,175
Note 9    Deposits
The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,732,654	—%	$2,366,621	—%	$1,586,007	—%
Interest bearing	1,169,921	0.49%	773,655	0.42%	582,623	0.46%
Money market	6,313,340	0.57%	4,444,753	0.54%	3,403,276	0.51%
Savings	536,026	0.32%	647,691	0.30%	877,255	0.37%
Time	4,305,857	1.11%	3,716,611	1.18%	2,844,377	1.31%
	$15,057,798	0.61%	$11,949,331	0.61%	$9,293,538	0.65%
Time deposit accounts with balances of $100,000 or more totaled approximately $3.5 billion and $2.9 billion at December 31, 2015 and 2014, respectively. Time deposit accounts with balances of $250,000 or more totaled $1.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively.
The following table presents maturities of time deposits as of December 31, 2015 (in thousands):

Maturing in:
2016	$2,836,921
2017	1,185,618
2018	258,995
2019	36,111
2020	290,416
Thereafter through 2023	30
$4,608,091
Included in deposits at December 31, 2015 are public funds deposits of $2.4 billion and brokered deposits of $1.1 billion. Investment securities available for sale with a carrying value of $1.1 billion and a standby letter of credit issued by the FHLB on the Bank's behalf in the amount of $65 million were pledged as security for public funds deposits at December 31, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Interest bearing demand	$5,782	$3,254	$2,698
Money market	36,005	23,944	17,355
Savings	1,739	1,971	3,265
Time	47,625	43,792	37,248
	$91,151	$72,961	$60,566
Note 10    Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2015 (dollars in thousands):

		Range of Interest Rates
				Weighted Average Rate
	Amount	Minimum	Maximum
Maturing in:
2016—31 days or less	$1,000,000	0.34%	0.41%	0.37%
2016—Over 31 days	1,730,000	0.32%	0.81%	0.53%
2017	1,130,000	0.35%	1.31%	0.68%
2018	75,000	1.25%	1.25%	1.25%
2020	75,000	1.78%	1.78%	1.78%
Total contractual balance outstanding	4,010,000
Unamortized modification costs	(1,536)
Carrying value	$4,008,464
Deferred modification costs on FHLB advances are being amortized as adjustments to interest expense over the remaining terms of the related advances using the effective yield method. Prior to 2014, acquisition accounting fair value adjustments were also being amortized. The amortization of these adjustments and costs increased interest expense by $882 thousand, $882 thousand and $131 thousand during the years ended December 31, 2015, 2014 and 2013, respectively.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2015, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $7.6 billion as collateral for advances from the FHLB.
At December 31, 2015 and 2014 outstanding senior notes payable and other borrowings consisted of the following (dollars in thousands):

	2015	2014
Principal amount of 4.875% senior notes	$400,000	$—
Unamortized discount and debt issuance costs	(7,674)	—
	392,326	—
Capital lease obligations	10,219	10,627
	$402,545	$10,627
The senior notes mature on November 17, 2025 with interest payable semiannually. The notes have an effective interest rate of 5.12%, after consideration of issuance discount and costs. The notes may be redeemed by the Company, in whole or in

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

part, at any time prior to August 17, 2025 at the greater of a) 100% of the principal balance or b) the sum of the present values of the remaining scheduled payments of principal and interest on the securities discounted to the redemption date at the rate on a United States Treasury security with a maturity comparable to the remaining maturity of notes that would be used to price new issues of corporate debt securities with a maturity comparable to the remaining maturity of the senior notes plus 40 basis points. The senior notes may be redeemed at any time after August 17, 2025 at 100% of principal plus accrued and unpaid interest.
At December 31, 2015, BankUnited had available borrowing capacity at the FHLB of approximately $2.6 billion, unused borrowing capacity at the FRB of approximately $179 million and unused Federal funds lines of credit with other financial institutions totaling $70 million.
Note 11    Income Taxes
The components of the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Current:
Federal	$18,230	$121,063	$94,724
State	(2,468)	7,549	6,105
	15,762	128,612	100,829
Deferred:
Federal	20,509	(27,468)	5,028
State	8,962	(12,109)	3,209
	29,471	(39,577)	8,237
	$45,233	$89,035	$109,066
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company's effective income tax rate for the years ended December 31, 2015, 2014 and 2013 follows (dollars in thousands):

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$103,912	35.00%	$102,637	35.00%	$111,301	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(14,279)	(4.81)%	(10,056)	(3.43)%	(7,065)	(2.22)%
State income taxes, net of federal tax benefit	12,889	4.34%	6,259	2.13%	9,896	3.11%
Uncertain tax positions - lapse of statute of limitations	(6,166)	(2.08)%	(5,098)	(1.74)%	(3,597)	(1.13)%
Discrete tax benefit	(49,323)	(16.61)%	—	—%	—	—%
Other, net	(1,800)	(0.60)%	(4,707)	(1.60)%	(1,469)	(0.46)%
	45,233	15.24%	89,035	30.36%	109,066	34.30%
A discrete income tax benefit of $49.3 million was recognized in the year ended December 31, 2015. The tax benefit, predicated on clarifying guidance issued by the IRS in 2015, relates to the Company's ability to claim additional tax basis in certain assets acquired in the FSB Acquisition. The additional tax basis will result in increased taxable losses or reduced taxable income upon the final disposition of those assets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The components of deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$158,931	$152,870
Allowance for loan and lease losses	46,875	37,091
Acquisition costs	10,176	11,257
Net operating loss and tax credit carryforwards	9,051	10,525
Net unrealized losses on derivatives designated as cash flow hedges	12,609	13,836
Equity-based compensation	8,339	7,797
Other	19,077	13,374
Gross deferred tax assets	265,058	246,750
Deferred tax liabilities:
Net unrealized gains on investment securities available for sale	26,961	43,123
Lease financing, due to differences in depreciation	118,388	71,024
Other	14,132	15,388
Gross deferred tax liabilities	159,481	129,535
Net deferred tax asset	$105,577	$117,215
Based on the evaluation of available evidence, management has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the amount of taxable income available for carryback and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2015, remaining net operating loss carryforwards included federal net operating loss carryforwards in the amount of $14.6 million, expiring from 2029 through 2032 and Florida net operating loss carryfowards in the amount of $110.5 million, expiring from 2030 through 2035. The Company established deferred tax assets of $0.9 million and $2.9 million, respectively, for the years ended December 31, 2015 and 2014 related to Florida net operating losses and recognized current tax benefits of $0.8 million related to the usage of federal net operating losses for each of the years ended December 31, 2015, 2014 and 2013.
Deferred tax benefits of $2.0 million and $2.4 million were recognized for the years ended December 31, 2015 and 2014 related to enacted changes in state tax laws.
In 2015, the Company invested in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $59 million at December 31, 2015. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $52 million at December 31, 2015. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2015 was approximately $60 million. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a significant impact on income tax expense for the year ended December 31, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company has a liability for unrecognized tax benefits relating to uncertain state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 follows (in thousands):

	2015	2014	2013
Balance, beginning of period	$36,622	$21,898	$24,790
Additions for tax positions related to the current year	2,909	3,797	699
Additions for tax positions related to prior periods	11,618	22,089	—
Reductions due to settlements with taxing authorities	(246)	(3,807)	—
Reductions due to lapse of the statute of limitations	(5,438)	(4,739)	(3,340)
	45,465	39,238	22,149
Interest and penalties	(2,053)	(2,616)	(251)
Balance, end of period	$43,412	$36,622	$21,898
As of December 31, 2015, 2014 , and 2013, the Company had $27.0 million, $21.3 million and $10.0 million of unrecognized state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2015, as a result of settlements with taxing authorities, range from zero to $23.9 million. In the absence of such settlements, unrecognized tax benefits may increase during the 12 months subsequent to December 31, 2015.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2015 and 2014, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $1.4 million and $3.2 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense were $(1.8) million, $(2.3) million and $(0.3) million in 2015, 2014 and 2013, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. Income tax returns for the tax years ended December 31, 2015, 2014, 2013 and 2012 remain subject to examination in the U.S. Federal and various state tax jurisdictions. The tax years ended December 31, 2009, 2010 and 2011 remain subject to examination by certain states.
Note 12    Derivatives and Hedging Activities
The Company uses interest rate swaps to manage interest rate risk related to liabilities that expose the Company to variability in cash flows due to changes in interest rates.The Company enters into LIBOR-based interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. The effective portion of changes in the fair value of interest rate swaps designated as cash flow hedging instruments is reported in AOCI and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings.
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2015, 2014 and 2013 was not material.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at December 31, 2015 and 2014 (dollars in thousands):

	2015
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.62%	3-Month Libor	2.6	1,805,000	Other liabilities	$3,442	$(12,347)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	11.5	300,000	Other liabilities	—	(26,274)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.08%	Indexed to 1-month Libor	7.0	663,311	Other liabilities	225	(30,514)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.08%	7.0	663,311	Other assets	30,514	(225)
Interest rate caps purchased, indexed to 1-month Libor			2.85%	2.2	139,786	Other assets	164	—
Interest rate caps sold, indexed to 1-month Libor		2.85%		2.2	139,786	Other liabilities	—	(164)
					$3,711,194		$34,345	$(69,524)

	2014
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on certificates of deposit	3.11%	12-Month Libor	0.8	$225,000	Other liabilities	$—	$(5,741)
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.61%	3-Month Libor	2.8	1,505,000	Other assets / Other liabilities	4,083	(19,639)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	12.5	300,000	Other liabilities	—	(18,115)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps and caps		4.34%	Indexed to 1-month Libor	6.3	537,368	Other assets / Other liabilities	60	(25,622)
Pay-variable interest rate swaps and caps		Indexed to 1-month Libor	4.34%	6.3	537,368	Other assets / Other liabilities	25,622	(60)
					$3,104,736		$29,765	$(69,177)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

During the years ended December 31, 2015, 2014 and 2013, the amount of loss reclassified from AOCI into interest expense (effective portion) was $26.5 million, $26.7 million and $21.8 million, respectively.
During the years ended December 31, 2015, 2014 and 2013, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2015, the amount expected to be reclassified from AOCI into income during the next twelve months was $12.8 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at December 31, 2015 and 2014 (in thousands):

	2015
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$3,830	$—	$3,830	$(3,605)	$—	$225
Derivative liabilities	(69,135)	—	(69,135)	3,605	65,530	—
	$(65,305)	$—	$(65,305)	$—	$65,530	$225

	2014
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$4,143	$—	$4,143	$(4,143)	$—	$—
Derivative liabilities	(69,117)	—	(69,117)	4,143	64,974	—
	$(64,974)	$—	$(64,974)	$—	$64,974	$—
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At December 31, 2015, the Company had pledged investment securities available for sale with a carrying amount of $49 million and cash on deposit of $39 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position.  The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
The Company enters into commitments to fund residential mortgage loans with the intention that these loans will subsequently be sold into the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally 30 to 75 days. These commitments are considered derivative instruments. The notional amount of outstanding mortgage loan commitment derivatives was $4 million and $3 million at December 31, 2015 and 2014, respectively. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the commitments might decline from inception of the commitment to funding of the loan. To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Company for a loan is specified prior to the loan being funded. These commitments are considered derivative instruments once the underlying loans are funded.  The notional amount of forward loan sale commitment derivatives was $2 million and $1 million at December 31, 2015 and 2014, respectively. The fair value of loan commitment and forward sale commitment derivatives was nominal at December 31, 2015 and 2014.
Note 13    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(34,470)	$12,813	$(21,657)
Amounts reclassified to gain on investment securities available for sale, net	(8,480)	3,350	(5,130)
Net change in unrealized gains on investment securities available for sale	(42,950)	16,163	(26,787)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(22,635)	9,232	(13,403)
Amounts reclassified to interest expense on deposits	4,869	(1,923)	2,946
Amounts reclassified to interest expense on borrowings	21,610	(8,536)	13,074
Net change in unrealized losses on derivative instruments	3,844	(1,227)	2,617
Other comprehensive loss	$(39,106)	$14,936	$(24,170)

	2014
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$3,134	$(1,195)	$1,939
Amounts reclassified to gain on investment securities available for sale, net	(3,859)	1,489	(2,370)
Net change in unrealized gains on investment securities available for sale	(725)	294	(431)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(44,086)	17,006	(27,080)
Amounts reclassified to interest expense on deposits	5,675	(2,189)	3,486
Amounts reclassified to interest expense on borrowings	20,996	(8,099)	12,897
Net change in unrealized losses on derivative instruments	(17,415)	6,718	(10,697)
Other comprehensive loss	$(18,140)	$7,012	$(11,128)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	2013
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(64,330)	$24,784	$(39,546)
Amounts reclassified to gain on investment securities available for sale, net	(8,629)	3,329	(5,300)
Net change in unrealized gains on investment securities available for sale	(72,959)	28,113	(44,846)
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	8,046	(3,104)	4,942
Amounts reclassified to interest expense on deposits	5,140	(1,982)	3,158
Amounts reclassified to interest expense on borrowings	16,687	(6,437)	10,250
Net change in unrealized losses on derivative instruments	29,873	(11,523)	18,350
Other comprehensive loss	$(43,086)	$16,590	$(26,496)
The categories of AOCI and changes therein are presented below for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2012	$113,599	$(29,623)	$83,976
Other comprehensive loss	(44,846)	18,350	(26,496)
Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive loss	(431)	(10,697)	(11,128)
Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive loss	(26,787)	2,617	(24,170)
Balance at December 31, 2015	$41,535	$(19,353)	$22,182

Other
In conjunction with a previous acquisition, the Company issued 1,834,160 warrants to purchase its common stock. The warrants expire in November 2018 and are exercisable at an exercise price of $9.47, in exchange for which the holder is entitled to receive 0.0827 shares of BKU common stock and cash of $1.73.
Note 14    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the BankUnited, Inc. 2010 Omnibus Equity Incentive Plan (the "2010 Plan"). In 2014, the Board of Directors and the Company's stockholders approved the BankUnited, Inc. 2014 Omnibus Equity Incentive Plan (the "2014 Plan"). The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, share appreciation rights ("SARs"), restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 23,965 shares remain available for issuance as of December 31, 2015. The number of shares of common stock available for issuance under the 2014 Plan is 4,000,000, of which 3,958,355 shares remain available for issuance as of December 31, 2015. Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plans may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Compensation cost of equity based awards:
Unvested and restricted share awards	$15,573	$14,474	$11,618
Option awards	—	609	1,362
Performance share awards	294	550	798
Total compensation cost of equity based awards	15,867	15,633	13,778
Related tax benefits	(5,965)	(5,677)	(5,021)
Compensation cost of equity based awards, net of tax	$9,902	$9,956	$8,757
Unrecognized compensation cost for unvested share awards outstanding at December 31, 2015 totaled $20.5 million, which will be recognized over a weighted average remaining period of 1.83 years.
Share Awards
Unvested share awards
A summary of activity related to unvested share awards for the years ended December 31, 2015, 2014 and 2013 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2012	1,189,896	$23.61
Granted	109,585	28.77
Vested	(534,363)	24.12
Canceled or forfeited	(58,682)	23.61
Unvested share awards outstanding, December 31, 2013	706,436	24.02
Granted	699,529	31.71
Vested	(465,476)	24.22
Canceled or forfeited	(111,264)	26.51
Unvested share awards outstanding, December 31, 2014	829,225	30.06
Granted	664,928	32.06
Vested	(394,498)	28.72
Canceled or forfeited	(59,270)	29.82
Unvested share awards outstanding, December 31, 2015	1,040,385	$31.86
Included in the table above are 22,913 shares granted in 2013 as employment inducement awards outside of the 2010 and 2014 plans but subject to the same terms and conditions as awards granted under the 2010 and 2014 plans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting during the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share data):

	2015	2014	2013
Range of the closing price on date of grant	$31.35 - $38.63	$30.34 - $34.04	$24.53 - $30.72
Aggregate grant date fair value of shares vesting	$11,330	$11,273	$10,714
Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Unvested shares participate in dividends declared on the Company's common stock on a one-for-one basis.
Performance share awards
Certain of the Company's executive officers are eligible to receive performance share awards at the end of designated performance periods. The dollar value of share awards to be granted is based on the achievement of certain performance criteria pre-established by the Company's Compensation Committee. The number of performance shares to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments in the Company's consolidated balance sheets. The awards vest over varying schedules of up to three years.
Based on the closing price of the Company's common stock on the date of grant, 41,645, 50,099 and 66,822 performance share awards with aggregate values of $1.5 million, $1.5 million and $2.0 million were granted in 2015, 2014 and 2013, respectively. These shares are included in the summary of activity related to unvested share awards above.
Option Awards
A summary of activity related to stock option awards for the years ended December 31, 2015, 2014 and 2013 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2012	5,698,788	$25.89
Exercised	(539,588)	18.37
Canceled or forfeited	(88,261)	43.30
Option awards outstanding, December 31, 2013	5,070,939	26.38
Exercised	(55,423)	16.71
Canceled or forfeited	(469)	63.74
Option awards outstanding, December 31, 2014	5,015,047	26.49
Exercised	(1,363,895)	26.14
Option awards outstanding and exercisable, December 31, 2015	3,651,152	$26.62
The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $8.7 million, $0.9 million, and $6.1 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

There were no option awards granted during the years ended December 31, 2015, 2014 and 2013. Additional information about options outstanding and exercisable at December 31, 2015 is presented in the following table:

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$10.00 - $13.39	47,250	3.73	$1,177
$15.94 - $19.97	89,964	4.41	1,626
$21.36 - $22.31	99,617	5.25	1,374
$27	3,397,105	5.09	30,778
$63.74	17,216	2.94	—
	3,651,152	5.05	$34,955
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a select group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions; however, for a small group of employees, the Company makes contributions equal to 100% of the first 1% plus 70% of the next 5% of eligible compensation deferred. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $751 thousand, $543 thousand and $373 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Deferred compensation liabilities of $12 million and $6 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2015 and 2014, respectively.
BankUnited 401(k) Plan
The Company sponsors the BankUnited 401(k) Plan, a tax-qualified, deferred compensation plan (the "401(k) Plan"). Under the terms of the 401(k) Plan, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2015, 2014 and 2013, BankUnited made matching contributions to the 401(k) Plan of approximately $4.9 million, $4.5 million and $4.1 million, respectively.
Note 15    Regulatory Requirements and Restrictions
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2015 and 2014, all capital ratios of the Company and its banking subsidiaries exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company and its banking subsidiary as of December 31, 2015 and 2014 (dollars in thousands):

	2015
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,143,108	9.35%	N/A (1)	N/A (1)	$917,207	4.00%
Common Equity Tier 1 ("CET1") risk-based capital	$2,143,108	12.58%	$1,107,156	6.50%	$766,492	4.50%
Tier 1 risk-based capital	$2,143,108	12.58%	$1,362,653	8.00%	$1,021,990	6.00%
Total risk based capital	$2,274,910	13.36%	$1,703,317	10.00%	$1,362,653	8.00%
BankUnited:
Tier 1 leverage	$2,377,689	10.41%	$1,141,845	5.00%	$913,476	4.00%
CET1 risk-based capital	$2,377,689	14.04%	$1,100,455	6.50%	$761,854	4.50%
Tier 1 risk-based capital	$2,377,689	14.04%	$1,354,406	8.00%	$1,015,805	6.00%
Total risk based capital	$2,507,430	14.81%	$1,693,008	10.00%	$1,354,406	8.00%

	2014
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$1,937,480	10.70%	N/A (1)	N/A (1)	$725,784	4.00%
Tier 1 risk-based capital	$1,937,480	15.45%	$752,257	6.00%	$501,505	4.00%
Total risk based capital	$2,039,523	16.27%	$1,253,761	10.00%	$1,003,009	8.00%
BankUnited:
Tier 1 leverage	$1,636,481	9.10%	$898,708	5.00%	$718,967	4.00%
Tier 1 risk-based capital	$1,636,481	13.18%	$744,754	6.00%	$496,502	4.00%
Total risk based capital	$1,736,076	13.99%	$1,241,256	10.00%	$993,005	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
For purposes of risk based capital computations, the FDIC Indemnification asset and the covered assets are risk-weighted at 20% due to the conditional guarantee represented by the Loss Sharing Agreements.
On July 2, 2013 the Federal Reserve Board approved a final rule implementing the Basel III changes to the regulatory capital framework for all U.S. banking organizations. The revised capital rule became effective on January 1, 2015, with a phase-in period extending through January 1, 2019. The rule added another risk-based capital category, CET1 risk-based capital, increased the required tier 1 capital level, increased risk weights for certain of the Company’s loans, other assets and off-balance sheet commitments and added some complexity to the risk-based capital calculations. In addition, a capital conservation buffer will be phased in beginning in 2016. When fully phased in on January 1, 2019, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

organization must hold this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above above the amounts required to be adequately capitalized. The adoption of the rule had no impact on the Company's or the Bank's capital categories.
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
BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the FRB. At December 31, 2015, the reserve requirement for BankUnited was $42 million.
Note 16    Fair Value Measurements
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
December 31, 2015

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
 The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 (in thousands):

	2015
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential mortgage-backed securities	—	1,178,318	—	1,178,318
U.S. Government agency and sponsored enterprise commercial mortgage-backed securities	—	96,814	—	96,814
Re-Remics	—	89,691	—	89,691
Private label residential mortgage-backed securities and CMOs	—	403,729	140,883	544,612
Private label commercial mortgage-backed securities	—	1,218,740	—	1,218,740
Single family rental real estate-backed securities	—	636,705	—	636,705
Collateralized loan obligations	—	306,877	—	306,877
Non-mortgage asset-backed securities	—	56,500	—	56,500
Preferred stocks	82,613	596	—	83,209
State and municipal obligations	—	361,753	—	361,753
SBA securities	—	273,336	—	273,336
Other debt securities	—	3,455	4,532	7,987
Servicing rights	—	11,548	—	11,548
Derivative assets		34,345	4	34,349
Total assets at fair value	$87,610	$4,672,407	$145,419	$4,905,436
Derivative liabilities	$—	$69,524	$—	$69,524
Total liabilities at fair value	$—	$69,524	$—	$69,524

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.
The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets (Liabilities), Net
Balance at beginning of period	$168,077	$4,918	$48
Gains (losses) for the period included in:
Net income	—	—	(44)
Other comprehensive income	(7,469)	(434)	—
Discount accretion	6,524	148	—
Settlements	(26,249)	(100)	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at end of period	$140,883	$4,532	$4

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	2014
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets (Liabilities), Net
Balance at beginning of period	$199,408	$4,601	$32
Gains (losses) for the period included in:
Net income	—	—	16
Other comprehensive income	(4,890)	235	—
Discount accretion	8,010	173	—
Sales	(7,787)	—	—
Settlements	(26,664)	(91)	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at end of period	$168,077	$4,918	$48

	2013
	Private Label Residential Mortgage-Backed Securities	Other Debt Securities	Derivative Assets (Liabilities), Net
Balance at beginning of period	$243,058	$4,173	$(29)
Gains (losses) for the period included in:
Net income	—	—	61
Other comprehensive income	(2,157)	691	—
Discount accretion	12,470	61	—
Settlements	(53,963)	(324)	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at end of period	$199,408	$4,601	$32
Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at December 31, 2015 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential mortgage-backed securities and CMOs with a fair value of $141 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential mortgage-backed securities consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at December 31, 2015 were 16.0%, 12.8% and 1.6% for investment grade, non-investment grade and option-arm securities, respectively. There were $28 million of option-arm securities with a subordination level of zero at December 31, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential mortgage-backed securities and CMOs falling within level 3 of the fair value hierarchy as of December 31, 2015 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015
Investment grade	$64,010	Discounted cash flow	Voluntary prepayment rate	1.00% - 18.00% (8.47%)
			Probability of default	0.00% - 4.38% (0.98%)
			Loss severity	0.00% - 80.00% (3.21%)
			Discount rate	3.49% - 10.15% (4.28%)

Non-investment grade	$47,359	Discounted cash flow	Voluntary prepayment rate	4.46% - 20.00% (8.91%)
			Probability of default	0.00% - 4.05% (1.45%)
			Loss severity	0.00% - 80.00% (11.42%)
			Discount rate	3.37% - 14.83% (6.23%)

Option-arm (non-investment grade)	$29,514	Discounted cash flow	Voluntary prepayment rate	2.86% - 2.99% (2.89%)
			Probability of default	2.30% - 3.00% (2.83%)
			Loss severity	6.31% - 17.01% (14.34%)
			Discount rate	5.11% - 38.85% (11.06%)
The significant unobservable inputs impacting the fair value measurement of private label residential mortgage-backed securities and CMOs include voluntary prepayment rates, probability of default, loss severity given default and discount rates. Generally, increases in probability of default, loss severity or discount rates would result in a lower fair value measurement.  Alternatively, decreases in probability of default, loss severity or discount rates would result in a higher fair value measurement. For securities with less favorable credit characteristics, decreases in voluntary prepayment speeds may be interpreted as a deterioration in the overall credit quality of the underlying collateral and as such, lead to lower fair value measurements. The fair value measurements of those securities with higher levels of subordination will be less sensitive to changes in these unobservable inputs other than discount rates, while securities with lower levels of subordination will show a higher degree of sensitivity to changes in these unobservable inputs other than discount rates.  Generally, a change in the assumption used for probability of default is accompanied by a directionally similar change in the assumption used for loss severity given default and a directionally opposite change in the assumption used for voluntary prepayment rate.
Assets and liabilities measured at fair value on a non-recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities that may be measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.
Impaired loans, OREO and other repossessed assets - The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets or collateral consisting of other business assets is generally based on appraisals that use market approaches to valuation incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are classified within level 3 of the fair value hierarchy.
Residential mortgage servicing rights - Fair value is estimated using a discounted cash flow technique that incorporates market‑based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

 The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015
	Level 1	Level 2	Level 3	Total	Gains (losses) from Fair Value Changes
OREO and repossessed assets	$—	$—	$7,389	$7,389	$(1,206)
Impaired loans	$—	$—	$30,812	$30,812	$(9,865)
Residential mortgage servicing rights	$—	$8,469	$—	$8,469	$(15)

	2014
	Level 1	Level 2	Level 3	Total	Gains (losses) from Fair Value Changes
OREO	$—	$—	$10,606	$10,606	$(2,791)
Impaired loans	$—	$—	$11,727	$11,727	$2,539

	2013
	Level 1	Level 2	Level 3	Total	Gains (losses) from Fair Value Changes
OREO	$—	$—	$40,570	$40,570	$(1,939)
Impaired loans	$—	$—	$7,320	$7,320	$(22,865)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at December 31, 2015 and 2014 (dollars in thousands):

		2015		2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$267,500	$267,500	$187,517	$187,517
Investment securities available for sale	1/2/3	4,859,539	4,859,539	4,585,694	4,585,694
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	219,997	219,997	191,674	191,674
Loans held for sale	2	47,410	50,080	1,399	1,445
Loans:
Covered	3	804,672	1,535,688	1,039,672	1,763,132
Non-covered	3	15,706,103	15,925,405	11,279,555	11,443,408
FDIC Indemnification asset	3	739,880	361,364	974,704	595,847
Accrued interest receivable	2	47,654	47,654	32,636	32,636
Derivative assets	2/3	34,349	34,349	29,814	29,814
Liabilities:
Demand, savings and money market deposits	2	$12,330,410	$12,330,410	$9,509,830	$9,509,830
Time deposits	2	4,608,091	4,630,572	4,001,925	4,017,476
FHLB advances	2	4,008,464	4,008,621	3,307,932	3,309,711
Notes and other borrowings	2	402,545	392,219	10,627	10,627
Accrued interest payable	2	5,638	5,638	1,997	1,997
Derivative liabilities	2/3	69,524	69,524	69,178	69,178
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
Non-marketable equity securities
Non-marketable equity securities include FHLB and FRB stock. There is no market for these securities, which can be liquidated only by redemption by the issuer. These securities are valued at par, which has historically represented the redemption price and is therefore considered to approximate fair value.
Loans held for sale
The fair value of conforming residential mortgage loans originated and held for sale is based on pricing currently available to the Company in the secondary market.
The fair value of the portion of small business loans guaranteed by U.S. government agencies being held for sale is estimated using pricing on recent sales of similar loans by the Company in active markets.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Senior notes
Fair value is estimated based on quoted prices of identical securities in less active markets.
Note 17     Commitments and Contingencies
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
December 31, 2015

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
Total lending related commitments outstanding at December 31, 2015 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$521,008	$521,008
Commitments to purchase loans	—	60,265	60,265
Unfunded commitments under lines of credit	17,689	1,661,300	1,678,989
Commercial and standby letters of credit	—	59,240	59,240
	$17,689	$2,301,813	$2,319,502
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 18    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$82,810	$178,444
Investment securities available for sale, at fair value	79,384	126,888
Investment in BankUnited, N.A.	2,475,629	1,747,992
Deferred tax asset, net	15,336	14,534
Other assets	10,948	8,593
Total assets	$2,664,107	$2,076,451
Liabilities and Stockholders' Equity:
Notes payable	$392,326	$—
Other liabilities	27,883	23,917
Stockholders' equity	2,243,898	2,052,534
Total liabilities and stockholders' equity	$2,664,107	$2,076,451
Condensed Statements of Income

	Years Ended December 31,
	2015	2014	2013
Income:
Interest and dividends on investment securities available for sale	$4,866	$5,560	$5,647
Service fees from subsidiaries	17,404	15,746	6,293
Equity in earnings of subsidiaries	256,456	208,934	216,240
Other	235	—	68
Total	278,961	230,240	228,248
Expense:
Interest on borrowings	2,457	—	—
Employee compensation and benefits	22,099	21,388	18,465
Other	4,356	4,571	6,806
Total	28,912	25,959	25,271
Income before income taxes	250,049	204,281	202,977
Provision (benefit) for income taxes	(1,611)	66	(5,959)
Net income	$251,660	$204,215	$208,936

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Condensed Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$251,660	$204,215	$208,936
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(176,456)	(116,934)	(116,240)
Equity based compensation	16,027	15,551	13,936
Other	1,878	20,804	5,267
Net cash provided by operating activities	93,109	123,636	111,899
Cash flows from investing activities:
Capital contributions to subsidiary	(575,000)	—	—
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	46,031	7,319	19,851
Other	(285)	(137)	79
Net cash provided by (used in) investing activities	(529,254)	7,182	19,930
Cash flows from financing activities:
Proceeds from issuance of notes payable	392,252	—	—
Dividends paid	(88,981)	(87,716)	(65,225)
Proceeds from exercise of stock options	35,647	926	9,905
Other	1,593	2,123	2,795
Net cash provided by (used in) financing activities	340,511	(84,667)	(52,525)
Net increase (decrease) in cash and cash equivalents	(95,634)	46,151	79,304
Cash and cash equivalents, beginning of period	178,444	132,293	52,989
Cash and cash equivalents, end of period	$82,810	$178,444	$132,293
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$22,380	$21,968	$21,833
Dividends received by BankUnited, Inc. from the Bank totaled $80 million, $92 million and $100 million for the years ended December 31, 2015, 2014, and 2013, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 19    Quarterly Financial Information (Unaudited)
Financial information by quarter for the years ended December 31, 2015 and 2014 follows (in thousands, except per share data):

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	242,402	$223,898	$212,634	$201,882	$880,816
Interest expense	39,407	34,947	31,656	29,154	135,164
Net interest income before provision for loan losses	202,995	188,951	180,978	172,728	745,652
Provision for loan losses	9,924	17,819	8,421	8,147	44,311
Net interest income after provision for loan losses	193,071	171,132	172,557	164,581	701,341
Non-interest income	29,252	31,173	21,058	20,741	102,224
Non-interest expense	136,811	132,269	123,448	114,144	506,672
Income before income taxes	85,512	70,036	70,167	71,178	296,893
Provision for income taxes	29,249	(32,267)	23,530	24,721	45,233
Net income	$56,263	$102,303	$46,637	$46,457	$251,660
Earnings per common share, basic	$0.53	$0.96	$0.44	$0.44	$2.37
Earnings per common share, diluted	$0.52	$0.95	$0.43	$0.44	$2.35
Earnings for the third quarter 2015 benefited from a discrete income tax benefit of $49.3 million related to the Company’s ability to claim additional tax basis in certain assets acquired in the FSB Acquisition.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report set forth on page F-2 is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page F-4.
Item 9B. Other Information
None.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committee, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2016 annual meeting of stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Executive Compensation
For purposes of Item 402 of Regulation S-K, the "named executive officers" of BankUnited, Inc. for the fiscal year ended December 31, 2015 are John A. Kanas, Chairman, President and Chief Executive Officer; Leslie Lunak, Chief Financial Officer; Rajinder P. Singh, Chief Operating Officer and Director; Thomas M. Cornish, President, Florida Bank of BankUnited, N.A. and Joseph Roberto, President, New York Banking Operations of BankUnited, N.A.
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2016 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2016 Proxy Statement is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2016 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2016 Proxy Statement is hereby incorporated by reference.

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
Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 of the Company's Annual Report on Form 10-K filed March 31, 2011
3.2	Amended and Restated By-Laws	Exhibit 3.2 of the Company's Annual Report on Form 10-K filed March 31, 2011
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
4.2	Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.3	First Supplemental Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.4	Form of 4.875% Senior Note due 2025 (included as part of Exhibit 4.3 above)	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed November 17, 2015
10.1	BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1b of the Company's Annual Report on Form 10-K filed February 26, 2015
10.1a	Amendment to the BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Filed herewith
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3a	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.3b	BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 11, 2014
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
10.4b
Amendment No. 1, dated February 29, 2012, to Registration Rights Agreement, dated February 2, 2011, by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto
Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.5	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011
10.6	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Exhibit 10.6 of the Company's Annual Report on Form 10-K filed February 26, 2015
10.7	Heritage Bank, N.A. 2008 Stock Incentive Plan	Exhibit 10.1 to the Registration Statement on Form S-8 of the Company filed February 29, 2012
10.8	Stock Warrant Agreement, dated as of November 24, 2008, by Heritage Bank, N.A. in favor of the parties listed on Exhibit A thereto	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.9	Supplemental Warrant Agreement, dated as of February 29, 2012, by and between BankUnited, Inc. and Heritage Bank, N.A.	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.10	Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and John A. Kanas	Filed herewith
10.11	Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Filed herewith

Exhibit Number	Description	Location
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
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

BANKUNITED, INC.
Date:	February 26, 2016	By:	/s/ JOHN A. KANAS
			Name:	John A. Kanas
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. KANAS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
John A. Kanas
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Leslie N. Lunak
/s/ RAJINDER P. SINGH	Chief Operating Officer and Director	February 26, 2016
Rajinder P. Singh
/s/ TERE BLANCA	Director	February 26, 2016
Tere Blanca
/s/ EUGENE F. DEMARK	Director	February 26, 2016
Eugene F. Demark
/s/ MICHAEL J. DOWLING	Director	February 26, 2016
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 26, 2016
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 26, 2016
A. Gail Prudenti
/s/ SANJIV SOBTI	Director	February 26, 2016
Sanjiv Sobti
/s/ A. ROBERT TOWBIN	Director	February 26, 2016
A. Robert Towbin
/s/ LYNNE WINES	Director	February 26, 2016
Lynne Wines