Form 10-Q
period 2016-03-31
BankUnited, Inc.
filed 2016-05-06
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 4, 2016
Common Stock, $0.01 Par Value	104,136,900

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2016

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CET1	Common Equity Tier 1 risk-based capital
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HAMP	Home Affordable Modification Program
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
New Loans	Loans originated or purchased since the FSB Acquisition
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment

ii

PSU	Performance Unit
Pinnacle	Pinnacle Public Finance, Inc.
Re-Remics	Resecuritized real estate mortgage investment conduits
RSU	Restricted Share Unit
SBA	Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
UCBL	United Capital Business Lending, Inc.
UPB	Unpaid principal balance
VIEs	Variable interest entities
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks:
Non-interest bearing	$33,256	$31,515
Interest bearing	73,874	39,613
Interest bearing deposits at Federal Reserve Bank	130,208	192,366
Federal funds sold	8,473	4,006
Cash and cash equivalents	245,811	267,500
Investment securities available for sale, at fair value	5,350,825	4,859,539
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	242,622	219,997
Loans held for sale	50,849	47,410
Loans (including covered loans of $766,262 and $809,540)	17,115,107	16,636,603
Allowance for loan and lease losses	(125,644)	(125,828)
Loans, net	16,989,463	16,510,775
FDIC indemnification asset	683,867	739,880
Bank owned life insurance	226,624	225,867
Equipment under operating lease, net	479,490	483,518
Deferred tax asset, net	101,987	105,577
Goodwill and other intangible assets	78,255	78,330
Other assets	359,695	335,074
Total assets	$24,819,488	$23,883,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,950,979	$2,874,533
Interest bearing	1,373,146	1,167,537
Savings and money market	8,167,252	8,288,340
Time	5,022,957	4,608,091
Total deposits	17,514,334	16,938,501
Federal Home Loan Bank advances	4,258,683	4,008,464
Notes and other borrowings	402,737	402,545
Other liabilities	379,482	290,059
Total liabilities	22,555,236	21,639,569

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 104,149,115 and 103,626,255 shares issued and outstanding	1,041	1,036
Paid-in capital	1,411,295	1,406,786
Retained earnings	846,288	813,894
Accumulated other comprehensive income	5,628	22,182
Total stockholders' equity	2,264,252	2,243,898
Total liabilities and stockholders' equity	$24,819,488	$23,883,467

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans	$214,576	$171,379
Investment securities	33,541	28,220
Other	2,690	2,283
Total interest income	250,807	201,882
Interest expense:
Deposits	26,626	20,004
Borrowings	17,340	9,150
Total interest expense	43,966	29,154
Net interest income before provision for loan losses	206,841	172,728
Provision for (recovery of) loan losses (including $(731) and $(451) for covered loans)	3,708	8,147
Net interest income after provision for loan losses	203,133	164,581
Non-interest income:
Income from resolution of covered assets, net	7,998	15,154
Net loss on FDIC indemnification	(6,289)	(20,265)
Service charges and fees	4,562	4,451
Gain on sale of loans, net (including gain (loss) related to covered loans of $(712) and $10,006)	1,490	10,166
Gain on investment securities available for sale, net	3,199	2,022
Lease financing	10,600	6,237
Other non-interest income	1,638	2,976
Total non-interest income	23,198	20,741
Non-interest expense:
Employee compensation and benefits	55,460	49,479
Occupancy and equipment	18,991	18,170
Amortization of FDIC indemnification asset	39,694	22,005
Deposit insurance expense	3,692	2,918
Professional fees	2,631	3,298
Telecommunications and data processing	3,333	3,471
Depreciation of equipment under operating lease	6,502	3,438
Other non-interest expense	11,805	11,365
Total non-interest expense	142,108	114,144
Income before income taxes	84,223	71,178
Provision for income taxes	29,349	24,721
Net income	$54,874	$46,457
Earnings per common share, basic (see Note 2)	$0.51	$0.44
Earnings per common share, diluted (see Note 2)	$0.51	$0.44
Cash dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$54,874	$46,457
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	7,719	12,987
Reclassification adjustment for net securities gains realized in income	(1,936)	(1,223)
Net change in unrealized gains on securities available for sale	5,783	11,764
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(25,365)	(12,707)
Reclassification adjustment for net losses realized in income	3,028	4,019
Net change in unrealized losses on derivative instruments	(22,337)	(8,688)
Other comprehensive income (loss)	(16,554)	3,076
Comprehensive income	$38,320	$49,533

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$54,874	$46,457
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(29,895)	(43,497)
Provision for loan losses	3,708	8,147
Income from resolution of covered assets, net	(7,998)	(15,154)
Net loss on FDIC indemnification	6,289	20,265
Gain on sale of loans, net	(1,490)	(10,166)
Increase in cash surrender value of bank owned life insurance	(757)	(865)
Gain on investment securities available for sale, net	(3,199)	(2,022)
Equity based compensation	4,215	3,151
Depreciation and amortization	13,219	9,296
Deferred income taxes	14,398	20,731
Proceeds from sale of loans held for sale	41,104	6,995
Loans originated for sale, net of repayments	(43,150)	(7,311)
Realized tax (benefits) deficiency from dividend equivalents and equity based compensation	(243)	235
Other:
Increase in other assets	(8,364)	(9,855)
Increase in other liabilities	15,112	1,723
Net cash provided by operating activities	57,823	28,130

Cash flows from investing activities:
Purchase of investment securities	(810,983)	(367,175)
Proceeds from repayments and calls of investment securities available for sale	112,742	135,214
Proceeds from sale of investment securities available for sale	221,347	334,917
Purchase of non-marketable equity securities	(63,000)	(17,363)
Proceeds from redemption of non-marketable equity securities	40,375	25,088
Purchases of loans	(254,016)	(169,380)
Loan originations, repayments and resolutions, net	(196,868)	(616,078)
Proceeds from sale of loans, net	42,536	47,695
Decrease in FDIC indemnification asset for claims filed	10,029	21,902
Purchase of premises and equipment, net	(2,630)	(2,241)
Acquisition of equipment under operating lease, net	(2,474)	(54,913)
Proceeds from sale of OREO and repossessed assets	5,906	4,360
Other investing activities	(12,066)	(7,700)
Net cash used in investing activities	(909,102)	(665,674)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	575,833	749,487
Additions to Federal Home Loan Bank advances	4,120,000	1,045,000
Repayments of Federal Home Loan Bank advances	(3,870,000)	(1,070,000)
Dividends paid	(22,380)	(21,968)
Realized tax benefits (deficiency) from dividend equivalents and equity based compensation	243	(235)
Exercise of stock options	56	32,955
Other financing activities	25,838	19,276
Net cash provided by financing activities	829,590	754,515
Net increase (decrease) in cash and cash equivalents	(21,689)	116,971
Cash and cash equivalents, beginning of period	267,500	187,517
Cash and cash equivalents, end of period	$245,811	$304,488

Supplemental disclosure of cash flow information:
Interest paid	$38,112	$27,226
Income taxes received, net	$(306)	$(350)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$6,804	$2,254
Dividends declared, not paid	$22,480	$22,321
Unsettled purchases of investment securities available for sale	$5,855	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	103,626,255	$1,036	$1,406,786	$813,894	$22,182	$2,243,898
Comprehensive income	—	—	—	54,874	(16,554)	38,320
Dividends	—	—	—	(22,480)	—	(22,480)
Equity based compensation	572,205	6	4,209	—	—	4,215
Forfeiture of unvested shares	(51,845)	(1)	1	—	—	—
Exercise of stock options	2,500	—	56	—	—	56
Tax benefits from dividend equivalents and equity based compensation	—	—	243	—	—	243
Balance at March 31, 2016	104,149,115	$1,041	$1,411,295	$846,288	$5,628	$2,264,252

Balance at December 31, 2014	101,656,702	$1,017	$1,353,538	$651,627	$46,352	$2,052,534
Comprehensive income	—	—	—	46,457	3,076	49,533
Dividends	—	—	—	(22,321)		(22,321)
Equity based compensation	545,455	5	3,146	—		3,151
Forfeiture of unvested shares	(26,108)	—	—	—		—
Exercise of stock options	1,237,965	12	32,943	—		32,955
Tax deficiency from dividend equivalents and equity based compensation	—	—	(235)	—		(235)
Balance at March 31, 2015	103,414,014	$1,034	$1,389,392	$675,763	$49,428	$2,115,617

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 98 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at March 31, 2016. The Bank also offers certain commercial lending products through national platforms.
In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC. The Loss Sharing Agreements consist of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. Assets covered by the Loss Sharing Agreements are referred to as covered assets or, in certain cases, covered loans. The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank’s reimbursement for recoveries to the FDIC through May 21, 2019 for single family residential loans and OREO. Loss sharing under the Commercial Shared-Loss Agreement terminated on May 21, 2014. The Commercial Shared-Loss Agreement continues to provide for the Bank’s reimbursement of recoveries to the FDIC through May 21, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. Gains realized on the sale of formerly covered investment securities are included in recoveries subject to reimbursement. Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected in future periods.
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
Significant estimates include the ALLL, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, and the fair values of investment securities and other financial instruments. Management has used information provided by third party valuation specialists to assist in the determination of the fair values of investment securities.
Loan Servicing Assets
Effective January 1, 2016, the Company made an irrevocable election to subsequently measure residential MSRs at fair value. Previously, residential MSRs were subsequently measured using the amortization method. This change had no impact on opening retained earnings at January 1, 2016.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Financial instruments and lease contracts are generally outside the scope of the ASU. The FASB has issued subsequent ASUs to clarify certain aspects of ASU 2014-09, without changing the core principle of the guidance and to defer the effective date of ASU 2014-09 to annual periods and interim periods within fiscal years beginning after December 15, 2017. Management continues to evaluate the impact of adoption.
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
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. A company performing the assessment under these amendments is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence, without consideration of whether the contingency is related to interest rates or credit risks. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2016 and will be applied on a modified retrospective basis. While management does not currently expect adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows, management has not completed its evaluation of the impact of adoption of this ASU.
In March 2016, the FASB issued No. ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions. The amendments provide, among other items, that a) excess tax benefits and deficiencies be recognized as income tax expense or benefit in the income statement, as opposed to additional paid-in-capital; b) excess tax benefits and deficiencies be classified with other income tax cash flows as an operating activity in the statement of cash flows; and c) an entity may make an entity-wide election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2016. Management is currently evaluating the impact of this ASU on the financial statements and related disclosures, including the alternative methods of adoption. The adoption is not expected to materially impact the Company's consolidated financial position, results of operations, or cash flows.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated(in thousands, except share and per share data):

	Three Months Ended March 31,
c	2016	2015
Basic earnings per common share:
Numerator:
Net income	$54,874	$46,457
Distributed and undistributed earnings allocated to participating securities	(2,212)	(1,772)
Income allocated to common stockholders for basic earnings per common share	$52,662	$44,685
Denominator:
Weighted average common shares outstanding	103,919,006	102,231,870
Less average unvested stock awards	(1,144,795)	(1,013,346)
Weighted average shares for basic earnings per common share	102,774,211	101,218,524
Basic earnings per common share	$0.51	$0.44
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$52,662	$44,685
Adjustment for earnings reallocated from participating securities	9	4
Income used in calculating diluted earnings per common share	$52,671	$44,689
Denominator:
Weighted average shares for basic earnings per common share	102,774,211	101,218,524
Dilutive effect of stock options	778,841	615,846
Weighted average shares for diluted earnings per common share	103,553,052	101,834,370
Diluted earnings per common share	$0.51	$0.44
Included in participating securities above are 3,023,314 dividend equivalent rights outstanding at March 31, 2016 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at March 31, 2016 and 2015, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Unvested shares	1,383,686	1,202,933
Stock options and warrants	1,851,376	1,851,376

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,997	$8	$—	$5,005
U.S. Government agency and sponsored enterprise residential MBS	1,372,857	19,368	(2,886)	1,389,339
U.S. Government agency and sponsored enterprise commercial MBS	95,816	2,051	—	97,867
Re-Remics	74,711	1,010	(35)	75,686
Private label residential MBS and CMOs	520,336	45,265	(457)	565,144
Private label commercial MBS	1,210,657	12,035	(11,641)	1,211,051
Single family rental real estate-backed securities	724,381	1,554	(13,509)	712,426
Collateralized loan obligations	309,630	38	(4,903)	304,765
Non-mortgage asset-backed securities	52,699	984	—	53,683
Preferred stocks	85,762	6,950	—	92,712
State and municipal obligations	519,379	17,576	(523)	536,432
SBA securities	297,894	2,085	(954)	299,025
Other debt securities	3,891	3,799	—	7,690
	$5,273,010	$112,723	$(34,908)	$5,350,825

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential MBS	1,167,197	15,376	(4,255)	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	95,997	944	(127)	96,814
Re-Remics	88,658	1,138	(105)	89,691
Private label residential MBS and CMOs	502,723	44,822	(2,933)	544,612
Private label commercial MBS	1,219,355	5,533	(6,148)	1,218,740
Single family rental real estate-backed securities	646,156	284	(9,735)	636,705
Collateralized loan obligations	309,615	—	(2,738)	306,877
Non-mortgage asset-backed securities	54,981	1,519	—	56,500
Preferred stocks	75,742	7,467	—	83,209
State and municipal obligations	351,456	10,297	—	361,753
SBA securities	270,553	3,343	(560)	273,336
Other debt securities	3,854	4,133	—	7,987
	$4,791,284	$94,856	$(26,601)	$4,859,539
Investment securities held to maturity at March 31, 2016 and December 31, 2015 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at March 31, 2016 and December 31, 2015. The bond matures in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

At March 31, 2016, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,259,707	$1,255,932
Due after one year through five years	1,990,312	2,014,922
Due after five years through ten years	1,165,299	1,183,844
Due after ten years	771,930	803,415
Preferred stocks with no stated maturity	85,762	92,712
	$5,273,010	$5,350,825
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2016 was 4.7 years. The effective duration of the investment portfolio as of March 31, 2016 was 1.8 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $1.9 billion and $1.5 billion at March 31, 2016 and December 31, 2015, respectively.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Proceeds from sale of investment securities available for sale	$221,347	$334,917

Gross realized gains	$3,199	$2,497
Gross realized losses	—	(475)
Gain on investment securities available for sale, net	$3,199	$2,022

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$300,874	$(2,436)	$9,736	$(450)	$310,610	$(2,886)
Re-Remics	5,571	(35)	—	—	5,571	(35)
Private label residential MBS and CMOs	99,069	(293)	9,986	(164)	109,055	(457)
Private label commercial MBS	610,200	(9,497)	138,224	(2,144)	748,424	(11,641)
Single family rental real estate-backed securities	391,043	(7,736)	211,766	(5,773)	602,809	(13,509)
Collateralized loan obligations	240,488	(4,143)	49,240	(760)	289,728	(4,903)
State and municipal obligations	75,765	(523)	—	—	75,765	(523)
SBA securities	61,567	(954)	—	—	61,567	(954)
	$1,784,577	$(25,617)	$418,952	$(9,291)	$2,203,529	$(34,908)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$321,143	$(3,065)	$54,290	$(1,190)	$375,433	$(4,255)
U.S. Government agency and sponsored enterprise commercial MBS	5,273	(127)	—	—	5,273	(127)
Re-Remics	20,421	(105)	—	—	20,421	(105)
Private label residential MBS and CMOs	289,312	(2,401)	16,342	(532)	305,654	(2,933)
Private label commercial MBS	739,376	(4,476)	106,280	(1,672)	845,656	(6,148)
Single family rental real estate-backed securities	381,033	(4,499)	212,491	(5,236)	593,524	(9,735)
Collateralized loan obligations	257,442	(2,173)	49,435	(565)	306,877	(2,738)
SBA securities	41,996	(543)	868	(17)	42,864	(560)
	$2,055,996	$(17,389)	$439,706	$(9,212)	$2,495,702	$(26,601)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2016 or 2015.  The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2016, 75 securities were in unrealized loss positions. The amount of impairment related to 15 of these securities was considered insignificant, totaling approximately $157 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

U.S. Government agency and sponsored enterprise residential MBS
At March 31, 2016, nine U.S. Government agency and sponsored enterprise residential MBS were in unrealized loss positions. The substantial majority of the securities had been in unrealized loss positions for six months or less and the amount of impairment was 1% or less of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the generally limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At March 31, 2016, four private label residential MBS were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads and an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was less than 2% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of March 31, 2016. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS:
At March 31, 2016, 20 private label commercial MBS were in unrealized loss positions. The unrealized losses were primarily attributable to widening credit spreads and, for certain securities, the assumed exercise of extension options, lengthening spread duration. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Each of the securities has greater than 30% current credit enhancement. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At March 31, 2016, 16 single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads, leading to increased extension risk. The amount of impairment of each of the individual securities was less than 4% of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At March 31, 2016, five collateralized loan obligations were in unrealized loss positions, due to widening credit spreads. The amount of impairment of each of the individual securities was 4% or less of amortized cost. Given the limited severity of impairment, levels of subordination and the results of independent analyses of the credit quality of loans underlying the securities, the impairments were considered to be temporary.
State and municipal obligations:
At March 31, 2016, two state and municipal obligation securities were in unrealized loss positions. The amount of impairment was less than 1% of amortized cost and the securities had been in unrealized loss positions for less than two months. Given the limited severity and duration of impairment, the investment grade rating of the securities and the results of credit surveillance performed by an independent third party, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

SBA securities:
At March 31, 2016, four SBA securities were in unrealized loss positions. The amount of impairment for each of the securities was less than 3% of amortized cost and was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Note 4   Loans and Allowance for Loan and Lease Losses
The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include those originated or purchased since the FSB Acquisition ("new loans") and loans acquired in the FSB Acquisition for which loss share coverage has terminated. Loans acquired in the FSB Acquisition are further segregated between ACI loans and non-ACI loans.
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,022,241	$—	$663,941	$43,941	$3,730,123	21.8%
Home equity loans and lines of credit	1,167	—	4,175	61,670	67,012	0.4%
	3,023,408	—	668,116	105,611	3,797,135	22.2%
Commercial:
Multi-family	3,541,796	24,498	—	—	3,566,294	20.9%
Commercial real estate
Owner occupied	1,431,561	16,173	—	—	1,447,734	8.5%
Non-owner occupied	3,081,387	16,481	—	—	3,097,868	18.1%
Construction and land	370,133	—	—	—	370,133	2.2%
Commercial and industrial	2,678,721	1,087	—	—	2,679,808	15.7%
Commercial lending subsidiaries	2,082,774	—	—	—	2,082,774	12.2%
	13,186,372	58,239	—	—	13,244,611	77.6%
Consumer	34,026	13	—	—	34,039	0.2%
Total loans	16,243,806	58,252	668,116	105,611	17,075,785	100.0%
Premiums, discounts and deferred fees and costs, net	46,787	—	—	(7,465)	39,322
Loans including premiums, discounts and deferred fees and costs	16,290,593	58,252	668,116	98,146	17,115,107
Allowance for loan and lease losses	(121,759)	—	—	(3,885)	(125,644)
Loans, net	$16,168,834	$58,252	$668,116	$94,261	$16,989,463

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

	December 31, 2015
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
Through two subsidiaries, the Bank provides commercial and municipal equipment financing utilizing both loan and lease structures. At March 31, 2016 and December 31, 2015, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $490 million and $472 million, respectively.
During the three months ended March 31, 2016 and 2015, the Company purchased 1-4 single family residential loans totaling $254 million and $169 million, respectively.
At March 31, 2016, the Company had pledged real estate loans with UPB of approximately $8.6 billion and recorded investment of approximately $7.7 billion as security for FHLB advances.
At March 31, 2016 and December 31, 2015, the UPB of ACI loans was $1.9 billion and $2.0 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the three months ended March 31, 2016 and the year ended December 31, 2015 were as follows (in thousands):

Balance at December 31, 2014	$1,005,312
Reclassifications from non-accretable difference	192,291
Accretion	(295,038)
Balance at December 31, 2015	902,565
Reclassifications from non-accretable difference	26,865
Accretion	(76,112)
Balance at March 31, 2016	$853,318

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended March 31,
	2016	2015
UPB of loans sold	$56,853	$55,413

Cash proceeds, net of transaction costs	$42,536	$47,695
Recorded investment in loans sold	43,248	37,689
Gain (loss) on sale of covered loans, net	$(712)	$10,006

Gain (loss) on FDIC indemnification, net	$569	$(8,118)

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016				2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$15,958	$109,617	$253	$125,828	$11,325	$84,027	$190	$95,542
Provision for (recovery of) loan losses:
Non-ACI loans	(711)	(20)	—	(731)	(436)	(15)	—	(451)
New loans	(1,381)	5,842	(22)	4,439	2,945	5,658	(5)	8,598
Total provision	(2,092)	5,822	(22)	3,708	2,509	5,643	(5)	8,147
Charge-offs:
Non-ACI loans	(338)	—	—	(338)	(639)	—	—	(639)
New loans	—	(3,808)	—	(3,808)	—	(3,399)	—	(3,399)
Total charge-offs	(338)	(3,808)	—	(4,146)	(639)	(3,399)	—	(4,038)
Recoveries:
Non-ACI loans	66	20	—	86	7	15	—	22
New loans	—	165	3	168	—	160	3	163
Total recoveries	66	185	3	254	7	175	3	185
Ending balance	$13,594	$111,816	$234	$125,644	$13,202	$86,446	$188	$99,836
Beginning in the first quarter of 2016, the methodology for calculation of the ALLL was changed to extend the loss experience period used to calculate an average net charge-off rate from 12 quarters to 16 quarters. We believe this extension of the look back period is appropriate at this time to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle, and to reflect recent indications that the U.S. economy continues to move through the credit cycle. Extending the look back period to 16 quarters resulted in an increase in the ALLL of approximately $9 million as of March 31, 2016, as compared to using a 12-quarter look back period at the same date. This increase was largely offset by reductions in certain qualitative factors from December 31, 2015 to March 31, 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	March 31, 2016				December 31, 2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$13,594	$111,816	$234	$125,644	$15,958	$109,617	$253	$125,828
Ending balance: non-ACI and new loans individually evaluated for impairment	$580	$8,266	$—	$8,846	$978	$5,439	$—	$6,417
Ending balance: non-ACI and new loans collectively evaluated for impairment	$13,014	$103,550	$234	$116,798	$14,980	$104,178	$253	$119,411
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$3,885	$—	$—	$3,885	$4,868	$—	$—	$4,868
Ending balance: new loans	$9,709	$111,816	$234	$121,759	$11,090	$109,617	$253	$120,960
Loans:
Ending balance	$3,830,829	$13,250,331	$33,947	$17,115,107	$3,734,967	$12,866,548	$35,088	$16,636,603
Ending balance: non-ACI and new loans individually evaluated for impairment	$11,988	$73,362	$—	$85,350	$12,240	$54,128	$—	$66,368
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,150,725	$13,118,730	$33,934	$16,303,389	$3,018,857	$12,745,054	$35,078	$15,798,989
Ending balance: ACI loans	$668,116	$58,239	$13	$726,368	$703,870	$67,366	$10	$771,246
Credit quality information
New and non-ACI loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships on non-accrual status with committed balances greater than or equal to $1.0 million that have internal risk ratings of substandard or doubtful, as well as loans that have been modified in TDRs, are individually evaluated for impairment. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

The tables below present information about new and non-ACI loans identified as impaired as of the dates indicated (in thousands):

	March 31, 2016			December 31, 2015
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$10,358	$10,341	$—	$6,194	$6,015	$—
Non-owner occupied	—	—	—	548	533	—
Commercial and industrial	10,291	10,291	—	3,561	3,559	—
Commercial lending subsidiaries	6,623	6,604	—	3,839	3,821	—
With a specific allowance recorded:
1-4 single family residential	238	231	4	—	—	—
Non-owner occupied	546	533	6	—	—	—
Commercial and industrial	40,612	40,605	6,828	34,340	34,370	3,799
Commercial lending subsidiaries	4,932	4,913	1,432	5,646	5,628	1,640
Total:
Residential	$238	$231	$4	$—	$—	$—
Commercial	73,362	73,287	8,266	54,128	53,926	5,439
	$73,600	$73,518	$8,270	$54,128	$53,926	$5,439
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$1,344	$1,578	$—	$417	$490	$—
Home equity loans and lines of credit	1,999	2,031	—	1,607	1,633	—
With a specific allowance recorded:
1-4 single family residential	1,845	2,166	277	3,301	3,828	570
Home equity loans and lines of credit	6,562	6,665	299	6,915	7,028	408
Total:
Residential	$11,750	$12,440	$576	$12,240	$12,979	$978
Commercial	—	—	—	—	—	—
	$11,750	$12,440	$576	$12,240	$12,979	$978
One non-owner occupied commercial real estate ACI loan modified in a TDR with a carrying value of $502 thousand was impaired as of March 31, 2016. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

 The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016			2015
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$119	$3,454	$—	$55	$3,854	$—
Home equity loans and lines of credit	—	8,542	—	—	3,165	—
	119	11,996	—	55	7,019	—
Commercial:
Commercial real estate
Owner occupied	8,276	—	—	3,366	—	—
Non-owner occupied	547	—	501	1,312	—	255
Commercial and industrial	44,402	—	—	15,517	—	—
Commercial lending subsidiaries	10,520	—	—	13,631	—	—
	63,745	—	501	33,826	—	255
	$63,864	$11,996	$501	$33,881	$7,019	$255
The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of the dates indicated (in thousands):

	March 31, 2016		December 31, 2015
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$192	$1,707	$2,007	$594
Home equity loans and lines of credit	—	3,961	—	4,724
	192	5,668	2,007	5,318
Commercial:
Commercial real estate
Owner occupied	11,815	—	8,274	—
Commercial and industrial	37,346	—	37,782	—
Commercial lending subsidiaries	11,946	—	9,920	—
	61,107	—	55,976	—
Consumer	7	—	7	—
	$61,306	$5,668	$57,990	$5,318
There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at March 31, 2016 or December 31, 2015. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $0.8 million for the three months ended March 31, 2016.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the ALLL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.
The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	March 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$80,722	$100,540	$145,995	$692,171	$1,019,428
60% - 70%	78,139	82,022	112,148	493,966	766,275
70% - 80%	76,192	116,841	229,394	808,904	1,231,331
More than 80%	26,604	3,904	2,977	12,881	46,366
	$261,657	$303,307	$490,514	$2,007,922	$3,063,400

	December 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$78,836	$99,094	$143,864	$667,420	$989,214
60% - 70%	71,046	76,878	111,343	479,344	738,611
70% - 80%	63,380	100,271	211,299	772,646	1,147,596
More than 80%	28,338	3,938	3,481	13,443	49,200
	$241,600	$280,181	$469,987	$1,932,853	$2,924,621

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Commercial credit exposure, based on internal risk rating:

	March 31, 2016
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,545,825	$1,399,603	$3,074,038	$369,177	$2,487,120	$2,063,603	$12,939,366
Special mention	—	8,975	546	—	27,893	13,191	50,605
Substandard	400	23,441	1,124	169	155,748	13,295	194,177
Doubtful	—	—	—	—	6,512	1,432	7,944
	$3,546,225	$1,432,019	$3,075,708	$369,346	$2,677,273	$2,091,521	$13,192,092
ACI loans:
Pass	$24,202	$15,322	$16,235	$—	$1,068	$—	$56,827
Special mention	—	851	—	—	—	—	851
Substandard	296	—	246	—	19	—	561
	$24,498	$16,173	$16,481	$—	$1,087	$—	$58,239

	December 31, 2015
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,451,571	$1,317,081	$2,879,135	$346,795	$2,587,801	$1,981,068	$12,563,451
Special mention	—	4,824	548	—	7,556	18,584	31,512
Substandard	402	17,042	434	176	168,875	11,018	197,947
Doubtful	—	—	—	—	4,296	1,976	6,272
	$3,451,973	$1,338,947	$2,880,117	$346,971	$2,768,528	$2,012,646	$12,799,182
ACI loans:
Pass	$24,338	$15,708	$24,857	$—	$1,035	$—	$65,938
Special mention	—	859	—	—	—	—	859
Substandard	298	—	84	—	27	—	409
Doubtful	—	—	160	—	—	—	160
	$24,636	$16,567	$25,101	$—	$1,062	$—	$67,366

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	March 31, 2016					December 31, 2015
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
New loans:
1-4 single family residential	$3,061,311	$1,897	$4	$188	$3,063,400	$2,922,096	$517	$551	$1,457	$2,924,621
Home equity loans and lines of credit	1,167	—	—	—	1,167	806	—	—	—	806
Multi-family	3,546,225	—	—	—	3,546,225	3,451,973	—	—	—	3,451,973
Commercial real estate
Owner occupied	1,422,029	7,616	—	2,374	1,432,019	1,329,131	1,433	4,784	3,599	1,338,947
Non-owner occupied	3,074,038	1,670	—	—	3,075,708	2,878,218	1,899	—	—	2,880,117
Construction and land	369,346	—	—	—	369,346	342,477	4,494	—	—	346,971
Commercial and industrial	2,645,752	8,379	3,070	20,072	2,677,273	2,739,357	2,235	4,827	22,109	2,768,528
Commercial lending subsidiaries	2,081,221	5,368	—	4,932	2,091,521	2,003,842	3,839	—	4,965	2,012,646
Consumer	33,934	—	—	—	33,934	35,078	—	—	—	35,078
	$16,235,023	$24,930	$3,074	$27,566	$16,290,593	$15,702,978	$14,417	$10,162	$32,130	$15,759,687
Non-ACI loans:
1-4 single family residential	$35,513	$214	$141	$1,567	$37,435	$37,249	$1,415	$—	$594	$39,258
Home equity loans and lines of credit	56,079	951	326	3,355	60,711	60,760	1,090	443	4,119	66,412
	$91,592	$1,165	$467	$4,922	$98,146	$98,009	$2,505	$443	$4,713	$105,670
ACI loans:
1-4 single family residential	$627,950	$12,575	$3,859	$19,557	$663,941	$661,755	$12,490	$4,950	$19,844	$699,039
Home equity loans and lines of credit	3,548	144	29	454	4,175	4,243	127	9	452	4,831
Multi-family	24,498	—	—	—	24,498	24,636	—	—	—	24,636
Commercial real estate
Owner occupied	16,173	—	—	—	16,173	16,567	—	—	—	16,567
Non-owner occupied	16,312	5	—	164	16,481	24,941	—	160	—	25,101
Construction and land	—	—	—	—	—	—	—	—	—	—
Commercial and industrial	1,073	14	—	—	1,087	1,041	—	21	—	1,062
Consumer	13	—	—	—	13	10	—	—	—	10
	$689,567	$12,738	$3,888	$20,175	$726,368	$733,193	$12,617	$5,140	$20,296	$771,246
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $20 million at both March 31, 2016 and December 31, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which are covered, totaled $9 million at both March 31, 2016 and December 31, 2015. The recorded investment in residential mortgage loans in the process of foreclosure totaled $13 million at both March 31, 2016 and December 31, 2015, substantially all of which were covered loans.
Troubled debt restructurings:
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2016 and 2015, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016				2015
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
1-4 single family residential	—	$—	—	$—	1	$110	—	$—
Commercial real estate	—	—	1	546	—	—	—	—
Commercial and industrial	24	17,317	4	2,713	—	—	—	—
	24	$17,317	5	$3,259	1	$110	—	$—
Non-ACI loans:
Home equity loans and lines of credit	2	$314	1	$278	7	$1,414	1	$164
	2	$314	1	$278	7	$1,414	1	$164
ACI loans:
Commercial real estate	—	$—	—	$—	1	$509	—	$—
	—	$—	—	$—	1	$509	—	$—
Modifications during the three months ended March 31, 2016 and 2015 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s HAMP. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. The substantial majority of commercial and industrial loans modified in TDRs and of commercial and industrial TDRs experiencing payment defaults during the period ended March 31, 2016 were taxi medallion loans.
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
March 31, 2016

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
The following table summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$757	$(603)	$154	$500	$(402)	$98
Income from resolution of covered assets, net	7,998	(6,398)	1,600	15,154	(12,122)	$3,032
Gain (loss) on sale of covered loans	(712)	569	(143)	10,006	(8,118)	$1,888
Loss on covered OREO	(162)	143	(19)	(471)	377	$(94)
	$7,881	$(6,289)	$1,592	$25,189	$(20,265)	$4,924
__________________________________________

(1)
Transaction income (loss) for the three months ended March 31, 2016 and 2015 includes recoveries of $26 thousand and $49 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the three months ended March 31, 2016 and the year ended December 31, 2015,were as follows (in thousands):

Balance at December 31, 2014	$974,335
Amortization	(109,411)
Reduction for claims filed	(59,139)
Net loss on FDIC indemnification	(65,942)
Balance at December 31, 2015	739,843
Amortization	(39,694)
Reduction for claims filed	(10,029)
Net loss on FDIC indemnification	(6,289)
Balance at March 31, 2016	$683,831
The balances at March 31, 2016 and December 31, 2015 are reflected in the consolidated balance sheets as follows (in thousands):

	March 31, 2016	December 31, 2015
FDIC indemnification asset	$683,867	$739,880
Other liabilities	(36)	(37)
	$683,831	$739,843

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Note 6    Income Taxes
The Company’s effective income tax rate was 34.8% and 34.7% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate differed from the statutory federal income tax rate of 35% primarily due to the impact of tax-exempt income, partially offset by the impact of state income taxes.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $73 million and $59 million at March 31, 2016 and December 31, 2015, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $61 million and $52 million at March 31, 2016 and December 31, 2015, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at March 31, 2016 was approximately $74 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a significant impact on income tax expense for the three months ended March 31, 2016 and March 31, 2015.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2016 and 2015 was not material.
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
March 31, 2016

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2016
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.70%	3-Month Libor	2.8	$1,755,000	Other assets / Other liabilities	$73	$(26,817)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	11.2	300,000	Other liabilities	—	(44,874)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.06%	Indexed to 1-month Libor	7.0	736,987	Other liabilities	—	(50,767)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.06%	7.0	736,987	Other assets	50,767	—
Interest rate caps purchased, indexed to 1-month Libor			2.82%	2.3	104,856	Other assets	43	—
Interest rate caps sold, indexed to 1-month Libor		2.82%		2.3	104,856	Other liabilities	—	(43)
					$3,738,686		$50,883	$(122,501)

	December 31, 2015
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.62%	3-Month Libor	2.6	$1,805,000	Other assets / Other liabilities	$3,442	$(12,347)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	11.5	300,000	Other liabilities	—	(26,274)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.08%	Indexed to 1-month Libor	7.0	663,311	Other assets / Other liabilities	225	(30,514)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.08%	7.0	663,311	Other assets / Other liabilities	30,514	(225)
Interest rate caps purchased, indexed to 1-month Libor			2.85%	2.2	139,786	Other assets	164	—
Interest rate caps sold, indexed to 1-month Libor		2.85%		2.2	139,786	Other liabilities	—	(164)
					$3,711,194		$34,345	$(69,524)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

During the three months ended March 31, 2016 and 2015, the amount of loss reclassified from AOCI into interest expense (effective portion) was $5.0 million and $6.5 million, respectively.
During the three months ended March 31, 2016 and 2015, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2016, the amount of loss expected to be reclassified from AOCI into earnings during the next twelve months was $13.2 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2016
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$116	$—	$116	$(116)	$—	$—
Derivative liabilities	(122,458)	—	(122,458)	116	121,701	(641)
	$(122,342)	$—	$(122,342)	$—	$121,701	$(641)

	December 31, 2015
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$3,830	$—	$3,830	$(3,605)	$—	$225
Derivative liabilities	(69,135)	—	(69,135)	3,605	65,530	—
	$(65,305)	$—	$(65,305)	$—	$65,530	$225
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At March 31, 2016, the Company had pledged investment securities available for sale with a carrying amount of $75 million and cash on deposit of $74 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$12,759	$(5,040)	$7,719	$23,149	$(10,162)	$12,987
Amounts reclassified to gain on investment securities available for sale, net	(3,199)	1,263	(1,936)	(2,022)	799	(1,223)
Net change in unrealized gains on investment securities available for sale	9,560	(3,777)	5,783	21,127	(9,363)	11,764
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(41,926)	16,561	(25,365)	(20,687)	7,980	(12,707)
Amounts reclassified to interest expense on deposits	—	—	—	1,420	(548)	872
Amounts reclassified to interest expense on borrowings	5,004	(1,976)	3,028	5,123	(1,976)	3,147
Net change in unrealized losses on derivative instruments	(36,922)	14,585	(22,337)	(14,144)	5,456	(8,688)
Other comprehensive income (loss)	$(27,362)	$10,808	$(16,554)	$6,983	$(3,907)	$3,076
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive loss	5,783	(22,337)	(16,554)
Balance at March 31, 2016	$47,318	$(41,690)	$5,628

Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive income	11,764	(8,688)	3,076
Balance at March 31, 2015	$80,086	$(30,658)	$49,428

Note 9    Equity Based and Other Compensation Plans
During the three months ended March 31, 2016, the Company granted 572,205 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant of $30.71 and had an aggregate fair value of $17.6 million. The total unrecognized compensation cost of $31.0 million for all unvested share awards outstanding at March 31, 2016 will be recognized over a weighted average remaining period of 2.17 years.
During the three months ended March 31, 2015, the Company granted 545,455 unvested share awards under the 2010 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

valued at the closing price of the Company’s common stock on the date of grant of $31.35 and had an aggregate fair value of $17.1 million.
Executive share-based awards
Two of the Company's Named Executive Officers are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). RSUs represent a fixed number of shares and vest in equal tranches over 3 years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of a three-year performance measurement period will be discretionary, based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting. During the quarter ended March 31, 2016, 57,873 RSUs and 57,873 PSUs were granted. The RSUs were valued at the closing price of the Company's common stock on the date of grant of $29.85. The performance criteria established for the PSUs granted in 2016 include both performance and market conditions. The grant-date value of the PSUs was determined for varying probabilities of meeting the defined performance conditions based on the closing price of the Company's common stock on the date of grant and a discount related to the market condition.
Certain other of the Company's Named Executive Officers are eligible to receive unvested share awards at the end of one-year performance periods. The dollar value of share awards to be granted is based on the achievement of performance criteria pre-established annually by the Compensation Committee. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments in the Company's consolidated balance sheets and compensation cost is recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant.
Compensation cost related to performance based executive share-based awards is recognized during the performance period based on the probable outcome of the respective performance conditions. The total unrecognized compensation cost of $3.5 million for these executive share-based awards at March 31, 2016 will be recognized over a weighted average remaining period of 3.12 years.
Note 10    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise MBS, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, single family rental real estate-backed securities, certain private label residential MBS and CMOs, Re-Remics, private label commercial MBS, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label MBS and trust preferred securities. The Company typically values these securities using third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.
The Company uses third-party pricing services in determining fair value measurements for investment securities. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

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
Servicing rights—Servicing rights for SBA loans are valued using a discounted cash flow methodology incorporating contractually specified servicing fees and market based assumptions about prepayments, default rates and costs of servicing. Prepayment and default assumptions are based on historical industry data for loans with similar characteristics. Assumptions about costs of servicing are based on market convention. Discount rates are based on rates of return implied by observed trades of underlying loans in the secondary market. Fair value of residential MSRs is estimated using a discounted cash flow technique that incorporates market‑based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults. The significant inputs to these valuations are based on observable market data, therefore, these fair value measurements are classified within level 2 of the fair value hierarchy.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$5,005	$—	$—	$5,005
U.S. Government agency and sponsored enterprise residential MBS	—	1,389,339	—	1,389,339
U.S. Government agency and sponsored enterprise commercial MBS	—	97,867	—	97,867
Re-Remics	—	75,686	—	75,686
Private label residential MBS and CMOs	—	430,050	135,094	565,144
Private label commercial MBS	—	1,211,051	—	1,211,051
Single family rental real estate-backed securities	—	712,426	—	712,426
Collateralized loan obligations	—	304,765	—	304,765
Non-mortgage asset-backed securities	—	53,683	—	53,683
Preferred stocks	81,793	10,919	—	92,712
State and municipal obligations	—	536,432	—	536,432
SBA securities	—	299,025	—	299,025
Other debt securities	—	3,360	4,330	7,690
Servicing rights	—	24,844	—	24,844
Derivative assets		50,883	—	50,883
Total assets at fair value	$86,798	$5,200,330	$139,424	$5,426,552
Derivative liabilities	$—	$122,501	$—	$122,501
Total liabilities at fair value	$—	$122,501	$—	$122,501

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential MBS	—	1,178,318	—	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	—	96,814	—	96,814
Re-Remics	—	89,691	—	89,691
Private label residential MBS and CMOs	—	403,729	140,883	544,612
Private label commercial MBS	—	1,218,740	—	1,218,740
Single family rental real estate-backed securities	—	636,705	—	636,705
Collateralized loan obligations	—	306,877	—	306,877
Non-mortgage asset-backed securities	—	56,500	—	56,500
Preferred stocks	82,613	596	—	83,209
State and municipal obligations	—	361,753	—	361,753
SBA securities	—	273,336	—	273,336
Other debt securities	—	3,455	4,532	7,987
Servicing rights	—	11,548	—	11,548
Derivative assets		34,345	4	34,349
Total assets at fair value	$87,610	$4,672,407	$145,419	$4,905,436
Derivative liabilities	$—	$69,524	$—	$69,524
Total liabilities at fair value	$—	$69,524	$—	$69,524
There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2016 and 2015.
The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016			2015
	Private Label Residential MBS	Other Debt Securities	Derivative Assets (Liabilities), Net	Private Label Residential MBS	Other Debt Securities	Derivative Assets (Liabilities), Net
Balance at beginning of period	$140,883	$4,532	$4	$168,077	$4,918	$48
Gains (losses) for the period included in:
Net income	—	—	(4)	—	—	67
Other comprehensive income	(1,429)	(216)	—	(1,110)	(232)	—
Discount accretion	1,611	27	—	1,709	29	—
Purchases or additions	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(5,971)	(13)	—	(5,692)	(15)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$135,094	$4,330	$—	$162,984	$4,700	$115

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

Changes in the fair value of derivatives are included in the consolidated statement of income line item “Other non-interest income.”
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2016 consisted of pooled trust preferred securities with a fair value of $4 million and private label residential MBS and CMOs with a fair value of $135 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at March 31, 2016 were 16.1%, 12.9% and 1.6% for investment grade, non-investment grade and option-arm securities, respectively. There were $27 million of option-arm securities with a subordination level of zero at March 31, 2016.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of March 31, 2016 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2016
Investment grade	$61,078	Discounted cash flow	Voluntary prepayment rate	3.87% - 11.17% (9.32%)
			Probability of default	0.01% - 7.25% (2.19%)
			Loss severity	0.00% - 20.00% (2.07%)
			Discount rate	3.06% - 9.78% (3.85%)

Non-investment grade	$45,678	Discounted cash flow	Voluntary prepayment rate	5.10% - 14.26% (8.33%)
			Probability of default	0.01% - 9.93% (2.64%)
			Loss severity	0.00% - 31.46% (1.41%)
			Discount rate	2.96% - 19.66% (5.87%)

Option-arm (non-investment grade)	$28,338	Discounted cash flow	Voluntary prepayment rate	2.90% - 3.01% (2.93%)
			Probability of default	3.05% - 9.33% (7.72%)
			Loss severity	13.68% - 14.14% (14.02%)
			Discount rate	4.60% - 39.75% (10.94%)
The significant unobservable inputs impacting the fair value measurement of private label residential MBS and CMOs include voluntary prepayment rates, probability of default, loss severity given default and discount rates. Generally, increases in probability of default, loss severity or discount rates would result in a lower fair value measurement. Alternatively, decreases in probability of default, loss severity or discount rates would result in a higher fair value measurement. For securities with less favorable credit characteristics, decreases in voluntary prepayment speeds may be interpreted as a deterioration in the overall credit quality of the underlying collateral and as such, lead to lower fair value measurements. The fair value measurements of those securities with higher levels of subordination will be less sensitive to changes in these unobservable inputs other than discount rates, while securities with lower levels of subordination will show a higher degree of sensitivity to changes in these unobservable inputs other than discount rates. Generally, a change in the assumption used for probability of default is accompanied by a directionally similar change in the assumption used for loss severity given default and a directionally opposite change in the assumption used for voluntary prepayment rate.
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
March 31, 2016

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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	March 31, 2016				Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$—	$7,553	$7,553	$(8)
Impaired loans	$—	$—	$26,777	$26,777	$(3,425)

	March 31, 2015				Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO	$—	$—	$6,173	$6,173	$(565)
Impaired loans	$—	$—	$13,776	$13,776	$(3,543)
Residential MSRs	$—	$5,245	$—	$5,245	$(165)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2016

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$245,811	$245,811	$267,500	$267,500
Investment securities available for sale	1/2/3	5,350,825	5,350,825	4,859,539	4,859,539
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	242,622	242,622	219,997	219,997
Loans held for sale	2	50,849	54,921	47,410	50,080
Loans:
Covered	3	762,377	1,452,949	804,672	1,535,688
Non-covered	3	16,227,086	16,497,769	15,706,103	15,925,405
FDIC Indemnification asset	3	683,867	337,497	739,880	361,364
Accrued interest receivable	2	50,999	50,999	47,654	47,654
Derivative assets	2/3	50,883	50,883	34,349	34,349
Liabilities:
Demand, savings and money market deposits	2	$12,491,377	$12,491,377	$12,330,410	$12,330,410
Time deposits	2	5,022,957	5,049,921	4,608,091	4,630,572
FHLB advances	2	4,258,683	4,262,507	4,008,464	4,008,621
Notes and other borrowings	2	402,737	409,802	402,545	392,219
Accrued interest payable	2	11,610	11,610	5,638	5,638
Derivative liabilities	2/3	122,501	122,501	69,524	69,524
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
March 31, 2016

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
FHLB advances
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
March 31, 2016

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
Total lending related commitments outstanding at March 31, 2016 were as follows (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$558,106	$558,106
Commitments to purchase loans	—	340,000	340,000
Unfunded commitments under lines of credit	15,547	1,696,915	1,712,462
Commercial and standby letters of credit	—	70,147	70,147
	$15,547	$2,665,168	$2,680,715
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2016 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report on Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2015 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Overview
Quarterly Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average assets and return on average equity and asset quality ratios, particularly for the non-covered portfolio, including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in the loan and deposit portfolios by region and product type, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Performance highlights include:

•
Net income for the three months ended March 31, 2016 was $54.9 million or $0.51 per diluted share, compared to $46.5 million or $0.44 per diluted share for the three months ended March 31, 2015. Earnings for the three months ended March 31, 2016 generated a return on average stockholders' equity of 9.76% and a return on average assets of 0.91%.

•
Net interest income increased by $34.1 million to $206.8 million for the three months ended March 31, 2016 from $172.7 million for the three months ended March 31, 2015. The net interest margin, calculated on a tax-equivalent basis, decreased to 3.83% for the three months ended March 31, 2016 from 4.02% for the first quarter of 2015. The primary drivers of the decline in the net interest margin was the continued resolution of higher yielding loans acquired in the FSB Acquisition and the origination of new loans at lower current market rates of interest, as well as the cost of the senior notes issued in November 2015.

•
Interest earning assets increased by $972 million during the first quarter of 2016. New loans and leases, including equipment under operating lease, grew by $527 million, to $16.8 billion during the quarter.

•
Asset quality remained strong. At March 31, 2016, 98.1% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.37% and the ratio of non-covered non-performing assets to total assets was 0.26% at March 31, 2016.

•
Total deposits grew by $576 million for the first quarter of 2016 to $17.5 billion. The average cost of total deposits increased to 0.63% for the three months ended March 31, 2016 from 0.59% for the three months ended March 31, 2015.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 9.0%, a CET1 risk-based capital ratio of 12.1%, a Tier 1 risk-based capital ratio of 12.1% and a Total risk-based capital ratio of 12.8% at March 31, 2016.

•	Book value and tangible book value per common share grew to $21.74 and $20.99, respectively, at March 31, 2016.
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
Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 4.2% and 4.6% of total loans, including premiums, discounts and deferred fees and costs, at March 31, 2016 and December 31, 2015, respectively. As this trend continues, we expect our net interest margin and interest rate spread to continue to decrease, although at a declining rate.
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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$16,718,498	$219,627	5.27%	$12,694,336	$174,903	5.54%
Investment securities (3)	5,156,660	35,775	2.78%	4,484,921	28,997	2.59%
Other interest earning assets	501,837	2,690	2.15%	487,903	2,283	1.89%
Total interest earning assets	22,376,995	258,092	4.62%	17,667,160	206,183	4.69%
Allowance for loan and lease losses	(129,429)			(97,859)
Non-interest earning assets	2,005,478			1,962,851
Total assets	$24,253,044			$19,532,152
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,149,664	1,801	0.63%	$909,719	1,044	0.47%
Savings and money market deposits	8,107,794	11,998	0.60%	6,115,248	7,759	0.51%
Time deposits	4,769,673	12,827	1.08%	4,041,652	11,201	1.12%
Total interest bearing deposits	14,027,131	26,626	0.76%	11,066,619	20,004	0.73%
FHLB advances	4,231,627	12,018	1.14%	3,359,684	8,839	1.07%
Notes and other borrowings	403,294	5,323	5.31%	11,116	311	11.35%
Total interest bearing liabilities	18,662,052	43,967	0.95%	14,437,419	29,154	0.82%
Non-interest bearing demand deposits	2,909,792			2,742,683
Other non-interest bearing liabilities	419,863			263,806
Total liabilities	21,991,707			17,443,908
Stockholders' equity	2,261,337			2,088,244
Total liabilities and stockholders' equity	$24,253,044			$19,532,152
Net interest income		$214,125			$177,029
Interest rate spread			3.67%			3.87%
Net interest margin			3.83%			4.02%

(1)	On a tax-equivalent basis where applicable

(2)	Annualized

(3)	At fair value except for securities held to maturity

Net interest income, calculated on a tax-equivalent basis, was $214.1 million for the three months ended March 31, 2016 compared to $177.0 million for the three months ended March 31, 2015, an increase of $37.1 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $51.9 million, offset by an increase in interest expense of $14.8 million.
The increase in tax-equivalent interest income was comprised primarily of a $44.7 million increase in interest income from loans and a $6.8 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $4.0 billion increase in the average balance outstanding partially offset by a 0.27% decrease in the tax-equivalent yield to 5.27% for the three months ended March 31, 2016 from 5.54% for the three months ended March 31, 2015. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended March 31, 2016 than for 2015. New loans represented 94.9% of the average balance of loans outstanding for the three months ended March 31, 2016 compared to 91.2% for the three months ended March 31, 2015. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•	The tax-equivalent yield on new loans increased to 3.58% for the three months ended March 31, 2016 from 3.48% for the three months ended March 31, 2015.

•
Interest income on loans acquired in the FSB Acquisition totaled $77.9 million and $72.7 million for the three months ended March 31, 2016 and 2015, respectively. The tax-equivalent yield on those loans increased to 36.46% for the three months ended March 31, 2016 from 26.27% for the three months ended March 31, 2015. The increase in the yield on loans acquired in the FSB Acquisition resulted primarily from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield for ACI loans.

The average balance of investment securities increased by $672 million for the three months ended March 31, 2016 from the comparable period in 2015 while the tax-equivalent yield increased to 2.78% for the three months ended March 31, 2016 from 2.59% for three months ended March 31, 2015. The increase in tax-equivalent yield reflects (i) investments in longer duration higher-yielding state and municipal obligations, (ii) resetting of rates on floating-rate securities following the FRB's interest rate increase in the fourth quarter of 2015 and (iii) opportunistic purchases of securities with higher spreads.
The components of the increase in interest expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were a $6.6 million increase in interest expense on deposits, a $3.2 million increase in interest expense on FHLB advances and a $5.0 million increase in interest expense on notes and other borrowings.
The most significant factor contributing to the increase in interest expense on deposits was an increase of $3.0 billion in average interest bearing deposits. The average cost of interest bearing deposits increased by 0.03% to 0.76% for the three months ended March 31, 2016 from 0.73% for the three months ended March 31, 2015. This increase reflected increases in the cost of interest bearing demand deposits and in savings and money market deposits of 0.16% and 0.09%, respectively, partially offset by a decrease of 0.04% in the cost of time deposits. The increase in the cost of interest bearing demand deposits was primarily due to the cost of promotional products we began offering in the third quarter of 2015.
The increase in interest expense on FHLB advances was driven by an increase in the average balance of $0.9 billion, coupled with an increase in the average rate paid on these borrowings. The average rate paid on FHLB advances increased by 0.07% to 1.14% for the three months ended March 31, 2016 from 1.07% for the three months ended March 31, 2015, reflecting a limited extension of maturities over the last year. The increase in interest expense on notes and other borrowings was primarily the result of the issuance of $400 million in senior notes in November 2015.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended March 31, 2016 was 3.83% as compared to 4.02% for the three months ended March 31, 2015. The interest rate spread decreased to 3.67% for the three months ended March 31, 2016 from 3.87% for the three months ended March 31, 2015. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and the cost of the senior notes, as discussed above. We expect the net interest margin and interest rate spread to continue to decline, although at a decreasing rate, as new loans originated at lower current market rates of interest continue to grow and higher yielding loans acquired in the FSB Acquisition are collected or resolved.
Provision for Loan Losses
The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality of and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, statistical trends and economic and other relevant factors. See “Analysis of the Allowance for Loan and Lease Losses” below for more information about how we determine the appropriate level of the allowance.
For the three months ended March 31, 2016 and 2015, we recorded provisions for loan losses of $4.4 million and $8.6 million, respectively, related to new loans. The decrease in the amount of the provision for loan losses for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflects comparatively lower new loan growth. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.

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
As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on the FDIC indemnification asset, recorded in non-interest income. For the three months ended March 31, 2016 and 2015, we recorded recoveries of losses on covered loans of $(0.7) million and $(0.5) million, respectively.
Non-Interest Income
The Company reported non-interest income of $23.2 million and $20.7 million for the three months ended March 31, 2016 and 2015, respectively. Although the amounts have declined as a percent of total non-interest income, a significant portion of our non-interest income has historically related to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Income from resolution of covered assets, net	$7,998	$15,154
Net loss on FDIC indemnification	(6,289)	(20,265)
Gain (loss) on sale of covered loans, net	(712)	10,006
Mortgage insurance income, modification incentives and expenses reimbursed, net	(184)	1,674
Non-interest income related to the covered assets	813	6,569
Service charges and fees	4,562	4,451
Gain on sale of non-covered loans	2,202	160
Gain on investment securities available for sale, net	3,199	2,022
Lease financing	10,600	6,237
Other non-interest income	1,822	1,302
	$23,198	$20,741
Non-interest income related to transactions in the Covered assets
The consolidated financial statements reflect the impact of gains or losses arising from transactions in the covered assets. The balance of the FDIC indemnification asset is reduced or increased as a result of decreases or increases in cash flows expected to be received from the FDIC related to these gains or losses. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item “Net loss on FDIC indemnification.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

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
The following table provides further detail of the components of income from resolution of covered assets, net, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Payments in full	$8,033	$12,296
Foreclosures	220	(140)
Short sales	(161)	140
Charge-offs	(99)	(433)
Recoveries	5	3,291
Income from resolution of covered assets, net	$7,998	$15,154
The decrease in income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted mainly from decreases in income from residential paid in full resolutions and decreased recoveries on commercial loans.
The decrease in income from payments in full for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of a decrease in average income per resolution. Average income per resolution declined in part due to updated cash flow forecasts, reflecting additional history with the performance of covered loans.
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
During the three months ended March 31, 2016 and 2015, covered loans were sold on a non-recourse basis to third parties. The Company recognized net gains (losses) on the sale of covered residential loans of $(0.7) million and $10.0 million and related net gains (losses) on FDIC indemnification of $0.6 million and $(8.1) million, for the quarters ended March 31, 2016 and 2015, respectively. Pricing received on the sale of covered loans may vary based on (i) market conditions, including the interest rate environment, the amount of capital seeking investment and the secondary supply of loans with a particular performance history or collateral type, (ii) the type and quality of collateral, (iii) the performance history of loans included in the sale and (iv) whether or not the loans have been modified. The decline in results of these sales for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 resulted primarily from lower pricing on the loans sold, reflecting a change in the mix of loans sold. Loans sold in the three months ended March 31, 2016 included a significant amount of loans that had been restructured under the HAMP program, while loans sold in the three months ended March 31, 2015 were largely performing unmodified loans. We anticipate that we will continue to exercise our right to sell covered loans on a quarterly basis in the future.
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
Net loss on FDIC indemnification of $6.3 million and $20.3 million was recorded for the three months ended March 31, 2016 and 2015, respectively, representing the net change in the FDIC indemnification asset from increases or decreases in cash flows estimated to be received from the FDIC related to gains and losses from covered assets as discussed in the preceding paragraphs. The net impact on earnings before taxes of these transactions related to covered assets for the three months ended March 31, 2016 and 2015 was $1.6 million and $4.9 million, respectively,
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$757	$(603)	$154	$500	$(402)	$98
Income from resolution of covered assets, net	7,998	(6,398)	1,600	15,154	(12,122)	3,032
Gain (loss) on sale of covered loans	(712)	569	(143)	10,006	(8,118)	1,888
Loss on covered OREO	(162)	143	(19)	(471)	377	(94)
	$7,881	$(6,289)	$1,592	$25,189	$(20,265)	$4,924

(1)
Transaction income (loss) for the three months ended March 31, 2016 and 2015 includes recoveries of $26 thousand and $49 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Mortgage insurance proceeds up to the amount of losses on covered loans recoverable from the FDIC offset amounts otherwise reimbursable by the FDIC. Modification incentives represent amounts received from the Department of Treasury related to loans modified under the HAMP, net of amounts reimbursed to the FDIC. Certain OREO and foreclosure related expenses associated with covered assets, including fees paid to attorneys and other service providers, property preservation costs, maintenance and repair costs, advances for taxes and insurance, appraisal costs and inspection costs are also reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. The decrease of $1.9 million in income from these activities for the three months ended March 31, 2016 from the comparable period in 2015 primarily reflects the impact of reimbursements to the FDIC for the three months ended March 31, 2016 of recoveries of expenses that were previously reimbursed.
Other components of non-interest income
The increase in gain on sale of non-covered loans for the for the three months ended March 31, 2016 compared to the corresponding period in 2015 related primarily to gains of $2.0 million on sales of loans by SBF.
Gains on investment securities available for sale for the for the three months ended March 31, 2016 and 2015 related to sales of securities in the normal course of managing liquidity, the Company's cash position, portfolio duration and yield.

Income from lease financing increased to $10.6 million for the three months ended March 31, 2016, compared to $6.2 million for the three months ended March 31, 2015. The increase in income is consistent with the growth of the portfolio of equipment under lease.
Other non-interest income for the first quarter of 2016 is reported net of a $1.5 million decrease in the fair value of residential mortgage servicing rights resulting primarily from an increase in prepayment speeds and includes income of $0.7 million from servicing SBA loans. No other items had a significant impact on the variance in other non-interest income compared to the first quarter of 2015.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Employee compensation and benefits	$55,460	$49,479
Occupancy and equipment	18,991	18,170
Amortization of FDIC indemnification asset	39,694	22,005
Deposit insurance expense	3,692	2,918
Professional fees	2,631	3,298
Telecommunications and data processing	3,333	3,471
Depreciation of equipment under operating lease	6,502	3,438
Other non-interest expense	11,805	11,365
	$142,108	$114,144
Annualized non-interest expense as a percentage of average assets was 2.4% for both the three months ended March 31, 2016 and 2015. Excluding amortization of the FDIC indemnification asset, annualized non-interest expense as a percentage of average assets was 1.7% and 1.9% for the three months ended March 31, 2016 and 2015, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three months ended March 31, 2016 increased by $6.0 million as compared to the three months ended March 31, 2015. This increase reflected higher head count from the overall growth of the Company, including the SBF acquisition in May 2015, as well as annual pay raises.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $39.7 million and $22.0 million, respectively, for the three months ended March 31, 2016 and 2015.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three months ended March 31, 2016 and 2015, the average rate at which the FDIC indemnification asset was amortized was 22.24% and 9.39%, respectively.
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
See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the three months ended March 31, 2016 and the year ended December 31, 2015. Subsequent to the termination of loss sharing under the Commercial Shared-Loss Agreement in 2014, the entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
FDIC indemnification asset	$683,867	$739,880
Less expected amortization	(316,197)	(342,317)
Amount expected to be collected from the FDIC	$367,670	$397,563
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
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $3.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase corresponds to the growth of the portfolio of equipment under operating lease.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, insurance, travel and general office expense.
Income Taxes
The Company's effective tax rate was 34.8% and 34.7% for the three months ended March 31, 2016 and 2015, respectively. The most significant components included in the reconciliation of the Company's effective tax rate to the statutory federal tax rate of 35.0% were the effect of state income taxes and the impact of income not subject to federal tax.
Analysis of Financial Condition
Average interest-earning assets increased $4.7 billion to $22.4 billion for the three months ended March 31, 2016 from $17.7 billion for the three months ended March 31, 2015. This increase was driven by a $4.0 billion increase in the average balance of outstanding loans and a $672 million increase in the average balance of investment securities. The increase in average loans reflected growth of $4.3 billion in average new loans outstanding, partially offset by a $254 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets remained relatively consistent period over period, reflecting a decrease in the FDIC indemnification asset and offsetting increases in equipment under operating lease, net and other assets. Growth of the new loan and lease portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $4.2 billion to $18.7 billion for the three months ended March 31, 2016 from $14.4 billion for the three months ended March 31, 2015, due to an increase of $3.0 billion in average interest bearing deposits, an $872 million increase in average FHLB advances and a $392 million increase in average notes and other borrowings. Average non-interest bearing deposits increased by $167 million.
Average stockholders' equity increased by $173 million, due primarily to the retention of earnings.

Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$4,997	$5,005	$4,997	$4,997
U.S. Government agency and sponsored enterprise residential MBS	1,372,857	1,389,339	1,167,197	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	95,816	97,867	95,997	96,814
Re-Remics	74,711	75,686	88,658	89,691
Private label residential MBS and CMOs	520,336	565,144	502,723	544,612
Private label commercial MBS	1,210,657	1,211,051	1,219,355	1,218,740
Single family rental real estate-backed securities	724,381	712,426	646,156	636,705
Collateralized loan obligations	309,630	304,765	309,615	306,877
Non-mortgage asset-backed securities	52,699	53,683	54,981	56,500
Preferred stocks	85,762	92,712	75,742	83,209
State and municipal obligations	519,379	536,432	351,456	361,753
SBA securities	297,894	299,025	270,553	273,336
Other debt securities	3,891	7,690	3,854	7,987
	$5,273,010	$5,350,825	$4,791,284	$4,859,539
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investments in investment grade municipal securities also provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of March 31, 2016 was 4.7 years and the effective duration was 1.8 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally serve to prohibit us from holding an ownership interest in a covered fund, as such terms are defined in the regulations. There are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At March 31, 2016, we held Re-Remics with a carrying value of $76 million, the majority of which were in unrealized gain positions. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2016 as it pertains to legacy covered funds, as defined. The FRB has indicated its intention to extend the conformance period further to July 2017.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of March 31, 2016. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$5,005	0.92%	$—	—%	$—	—%	$5,005	0.92%
U.S. Government agency and sponsored enterprise residential MBS	221,436	2.80%	628,624	2.50%	368,117	1.45%	171,162	1.34%	1,389,339	2.12%
U.S. Government agency and sponsored enterprise commercial MBS	7,532	2.61%	21,593	2.64%	43,227	2.79%	25,515	3.33%	97,867	2.88%
Re-Remics	39,810	3.60%	33,500	3.68%	2,376	3.41%	—	—%	75,686	3.63%
Private label residential MBS and CMOs	114,277	4.47%	282,385	4.43%	132,223	4.99%	36,259	9.41%	565,144	4.82%
Private label commercial MBS	259,311	2.31%	524,159	2.88%	421,201	2.39%	6,380	3.05%	1,211,051	2.59%
Single family rental real estate-backed securities	555,386	2.34%	133,702	3.29%	23,338	3.73%	—	—%	712,426	2.56%
Collateralized loan obligations	—	—%	215,935	2.48%	88,830	2.90%	—	—%	304,765	2.60%
Non-mortgage asset-backed securities	11,084	3.25%	35,191	3.30%	7,408	3.84%	—	—%	53,683	3.37%
State and municipal obligations	—	—%	—	—%	23,717	3.88%	512,715	5.43%	536,432	5.36%
SBA securities	47,096	2.02%	134,828	2.01%	73,407	1.98%	43,694	1.95%	299,025	1.99%
Other debt securities	—	—%	—	—%	—	—%	7,690	7.88%	7,690	7.88%
	$1,255,932	2.65%	$2,014,922	2.92%	$1,183,844	2.48%	$803,415	4.49%	5,258,113	2.96%
Preferred stocks with no scheduled maturity									92,712	8.40%
Total investment securities available for sale									$5,350,825	3.05%
The available for sale investment securities portfolio was in a net unrealized gain position of $78 million at March 31, 2016 with aggregate fair value equal to 101% of amortized cost. Net unrealized gains included $113 million of gross unrealized gains and $35 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at March 31, 2016 had an aggregate fair value of $2.2 billion. At March 31, 2016, 91.2% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $85 million were rated below investment grade or not rated at March 31, 2016, all of which were acquired in the FSB Acquisition and in unrealized gain positions at March 31, 2016.
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
No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2016 or 2015.
We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. For fixed rated securities, unrealized losses in the portfolio at March 31, 2016 were primarily attributable to an increase in medium and long-term market interest rates subsequent to the date some of the securities were acquired and widening credit spreads. For variable rate securities, unrealized losses were primarily due to widening credit spreads.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs and private label commercial MBS in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities and collateralized loan obligations in unrealized loss positions is not indicative of projected credit losses. Management's analysis of the state and municipal obligations in unrealized loss positions included reviewing the ratings of the securities and the results of credit surveillance performed by an independent third party. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At March 31, 2016 and December 31, 2015, 2.6% and 3.0%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at March 31, 2016 included certain private label residential MBS and trust preferred securities.

These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the three months ended March 31, 2016 and 2015.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at March 31, 2016 included $50.1 million of commercial loans and $0.8 million of residential real estate loans originated with the intent to sell in the secondary market. Commercial loans held for sale at March 31, 2016 are comprised of the guaranteed portion of loans guaranteed by U.S. government agencies, most of which were originated by the SBF unit subsequent to the acquisition of SBF in 2015. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three months ended March 31, 2016 and 2015. We anticipate growth in loan sales and servicing and related revenue from SBF in the future.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	March 31, 2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,022,241	$—	$663,941	$43,941	$3,730,123	21.8%
Home equity loans and lines of credit	1,167	—	4,175	61,670	67,012	0.4%
	3,023,408	—	668,116	105,611	3,797,135	22.2%
Commercial:
Multi-family	3,541,796	24,498	—	—	3,566,294	20.9%
Commercial real estate
Owner occupied	1,431,561	16,173	—	—	1,447,734	8.5%
Non-owner occupied	3,081,387	16,481	—	—	3,097,868	18.1%
Construction and land	370,133	—	—	—	370,133	2.2%
Commercial and industrial	2,678,721	1,087	—	—	2,679,808	15.7%
Commercial lending subsidiaries	2,082,774	—	—	—	2,082,774	12.2%
	13,186,372	58,239	—	—	13,244,611	77.6%
Consumer	34,026	13	—	—	34,039	0.2%
Total loans	16,243,806	58,252	668,116	105,611	17,075,785	100.0%
Premiums, discounts and deferred fees and costs, net	46,787	—	—	(7,465)	39,322
Loans including premiums, discounts and deferred fees and costs	16,290,593	58,252	668,116	98,146	17,115,107
Allowance for loan and lease losses	(121,759)	—	—	(3,885)	(125,644)
Loans, net	$16,168,834	$58,252	$668,116	$94,261	$16,989,463

	December 31, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,883,470	$—	$699,039	$46,110	$3,628,619	21.9%
Home equity loans and lines of credit	806	—	4,831	67,493	73,130	0.4%
	2,884,276	—	703,870	113,603	3,701,749	22.3%
Commercial:
Multi-family	3,447,526	24,636	—	—	3,472,162	20.9%
Commercial real estate
Owner occupied	1,338,184	16,567	—	—	1,354,751	8.2%
Non-owner occupied	2,885,226	25,101	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	—	347,676	2.1%
Commercial and industrial	2,769,813	1,062	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	—	2,003,984	12.1%
	12,792,409	67,366	—	—	12,859,775	77.5%
Consumer	35,173	10	—	—	35,183	0.2%
Total loans	15,711,858	67,376	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	—	(7,933)	39,896
Loans including premiums, discounts and deferred fees and costs	15,759,687	67,376	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	—	(4,868)	(125,828)
Loans, net	$15,638,727	$67,376	$703,870	$100,802	$16,510,775
Total loans, including premiums, discounts and deferred fees and costs, increased by $479 million to $17.1 billion at March 31, 2016, from $16.6 billion at December 31, 2015. New loans grew by $531 million while loans acquired in the FSB Acquisition declined by $52 million from December 31, 2015 to March 31, 2016. New residential loans grew by $139 million and new commercial loans grew by $393 million during the three months ended March 31, 2016.
Growth in new loans, including premiums, discounts and deferred fees and costs, for the three months ended March 31, 2016 included $28 million for the Florida franchise, $274 million for the New York franchise and $230 million for the national platforms.
The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2016
	Florida	New York	National	Total
Residential	$248,342	$241,679	$2,574,546	$3,064,567
Commercial	5,281,260	5,513,474	2,397,358	13,192,092
Consumer	29,093	4,841	—	33,934
	$5,558,695	$5,759,994	$4,971,904	$16,290,593
	34.1%	35.4%	30.5%	100.0%

	December 31, 2015
	Florida	New York	National	Total
Residential	$246,751	$228,741	$2,449,935	$2,925,427
Commercial	5,254,554	5,252,396	2,292,232	12,799,182
Consumer	29,820	5,258	—	35,078
	$5,531,125	$5,486,395	$4,742,167	$15,759,687
	35.1%	34.8%	30.1%	100.0%
Residential Mortgages
Residential mortgages totaled $3.8 billion, or 22.2% of total loans and $3.7 billion, or 22.3% of total loans at March 31, 2016 and December 31, 2015, respectively.
The new residential loan portfolio includes both loans originated in our Florida and New York geographic footprint and loans purchased on a national basis through established correspondent channels. New residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2016, 33.7% of the new residential loan portfolio were fixed rate loans. The ARM portfolio included 5/1, 7/1 and 10/1 ARMs. At March 31, 2016, $179 million or 5.8% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. In January 2016, we terminated our retail residential mortgage origination business, but we continue to purchase residential loans through correspondent channels.
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
The geographic concentration of the new 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollar in thousands):

	March 31, 2016		December 31, 2015
California	$933,622	30.5%	$948,301	32.4%
New York	610,007	19.9%	548,181	18.7%
Florida	435,787	14.2%	422,638	14.5%
Others (1)	1,083,984	35.4%	1,005,501	34.4%
	$3,063,400	100.0%	$2,924,621	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at March 31, 2016 or December 31, 2015.
Commercial loans
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction loans, land loans, commercial and industrial loans and direct financing leases.
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 81.2% and 81.4% of new loans as of March 31, 2016 and December 31, 2015, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 2.2% of the total loan portfolio at March 31, 2016. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At March 31, 2016, the recorded investment in construction loans with available interest reserves totaled $71 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at March 31, 2016.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans and leases, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $918 million at March 31, 2016, typically relationship based loans to borrowers in our geographic footprint.
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle primarily offers essential use equipment financing to municipalities through loans and leases, as well as bond re-funding structures; Bridge offers franchise equipment and acquisition financing as well as transportation equipment finance. The Bank's SBF unit primarily originates SBA guaranteed commercial and commercial real estate loans, generally selling the guaranteed portion in the secondary market and retaining the unguaranteed portion in portfolio. The Bank engages in mortgage warehouse lending on a national basis.
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Pinnacle	$1,151,265	$1,085,981
Bridge - franchise finance	463,435	440,375
Bridge - transportation equipment finance	476,821	486,290
SBF	206,481	197,953
Mortgage warehouse lending	99,356	81,633
	$2,397,358	$2,292,232
The geographic concentration of the commercial loans in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2016		December 31, 2015
Florida	$536,414	22.4%	$537,111	23.4%
California	242,093	10.1%	188,338	8.2%
Iowa	174,758	7.3%	159,142	6.9%
Texas	115,612	4.8%	90,989	4.0%
Virginia	114,963	4.8%	113,486	5.0%
Nevada	100,210	4.2%	101,370	4.4%
All others (1)	1,113,308	46.4%	1,101,796	48.1%
	$2,397,358	100.0%	$2,292,232	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at March 31, 2016.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.

Asset Quality
In discussing asset quality, we distinguish between new loans and loans acquired in the FSB Acquisition. New loans were underwritten under significantly different and generally more conservative standards than the loans acquired in the FSB Acquisition. In particular, credit approval policies have been strengthened, wholesale mortgage origination channels have been eliminated, “no-doc” and option ARM loan products have been eliminated, and real estate appraisal policies have been improved. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. Loss sharing under the Commercial Shared-Loss Agreement was terminated on May 21, 2014. At March 31, 2016, covered loans totaled $766 million, all of which were covered under the Single Family Shared-Loss Agreement.
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
Loan performance is monitored by our credit administration and workout and recovery departments. Generally, relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. At March 31, 2016, the defined thresholds ranged from $1 million to $3 million. Additionally, commercial loans are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
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
At March 31, 2016, new commercial loans with aggregate balances of $51 million, $194 million and $8 million were rated special mention, substandard and doubtful, respectively. At December 31, 2015, new commercial loans aggregating $32 million, $198 million and $6 million were rated special mention, substandard and doubtful, respectively. The balance of substandard loans at March 31, 2016 includes approximately $88 million of taxi medallion finance loans. Criticized and classified assets represented 1.9% of the new commercial portfolio at March 31, 2016. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $205 million at March 31, 2016. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined in recent periods due to competitive developments in the transportation-for-hire industry. We update our analysis of the cash flow generating capacity of the operation of medallions in the current environment and the resultant debt service capacity and estimated medallion valuations quarterly. This analysis is based on an extensive data set made available by the New York Taxi and Limousine Commission and assumptions that we believe to be generally conservative regarding fleet utilization. We also consider recent medallion transfer activity and, if less favorable than our analysis of cash flow generating capacity, available borrower specific financial information. The taxi medallion portfolio had the following characteristics at March 31, 2016:

•	Approximately 95% of the portfolio was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $13.3 million or 6.5% of the portfolio, compared to $7.9 million or 3.7% of the portfolio at December 31, 2015. Loans delinquent by 90 days or more totaled $5.5 million or 2.7% of the portfolio, compared to $1.9 million or 0.9% of the portfolio at December 31, 2015. Loans on non-accrual status totaled $8.5 million at March 31, 2016.

•	At March 31, 2016, $96 million, $21 million and $88 million of loans were rated pass, special mention, and substandard, respectively.

•
Based on our updated analysis of medallion values, the weighted average estimated current LTV for loans directly secured by medallions was approximately 75% and approximately 44% of those loans had current LTV in excess of 100%.

•	Approximately 17% of the portfolio consisted of interest only loans.

•
Based on our updated analysis of the estimated cash flow generating capacity of medallions, approximately 46% of loans secured directly by taxi medallions had estimated debt service coverage ratios of less than 1.00.

•	The portfolio included 26 loans modified in TDRs with a recorded investment of $18.6 million.

•	In the aggregate, the ALLL related to taxi medallion loans was 5.2% of the outstanding balance at March 31, 2016, compared to 4.7% at December 31, 2015.
We are no longer originating new taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing temporary cash flow shortages to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, shortening amortization periods when possible with an emphasis on converting interest only loans, continuing to monitor industry data and obtain updated borrower and guarantor financial information, and identifying and closely monitoring loans with higher risk profiles. As taxi medallion loans mature or are refinanced, we expect the number and amount of troubled debt restructurings in this portfolio segment to increase.
Residential
New 1-4 single family residential loans past due more than 30 days totaled $2.1 million and $2.5 million at March 31, 2016 and December 31, 2015, respectively. The amount of these loans 90 days or more past due was $0.2 million and $1.5 million at March 31, 2016 and December 31, 2015, respectively.
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
The following tables show the distribution of new 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	March 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.6%	3.3%	4.8%	22.6%	33.3%
60% - 70%	2.6%	2.7%	3.6%	16.1%	25.0%
70% - 80%	2.5%	3.8%	7.5%	26.4%	40.2%
More than 80%	0.9%	0.1%	0.1%	0.4%	1.5%
	8.6%	9.9%	16.0%	65.5%	100.0%

	December 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.7%	3.4%	4.9%	22.8%	33.8%
60% - 70%	2.4%	2.7%	3.8%	16.4%	25.3%
70% - 80%	2.2%	3.4%	7.2%	26.4%	39.2%
More than 80%	1.0%	0.1%	0.1%	0.5%	1.7%
	8.3%	9.6%	16.0%	66.1%	100.0%
At March 31, 2016, 69.0% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.
At March 31, 2016, the new 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 766 and average LTV of 65.4%. The majority of this portfolio was owner-occupied, with 89.4% primary residence, 8.3% second homes and 2.3% investment properties. In terms of vintage, 14.6% of the portfolio was originated pre-2013, 26.2% in 2013, 23.8% in 2014, 28.2% in 2015 and 7.2% in 2016.
Consumer
At March 31, 2016 and December 31, 2015, there were no delinquent new consumer loans.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At March 31, 2016, ACI loans totaled $726 million and non-ACI loans totaled $98 million, including premiums, discounts and deferred fees and costs.
Residential
At March 31, 2016, residential ACI loans totaled $668 million and residential non-ACI loans totaled $98 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At March 31, 2016, accretable yield on residential ACI loans totaled $831 million and non-accretable difference related to those loans totaled $551 million. Accretable yield on commercial ACI loans totaled $22 million at March 31, 2016, with no significant non-accretable difference remaining.
At March 31, 2016, the recorded investment in non-ACI 1-4 single family residential loans was $37.4 million; $1.9 million or 5.1% of these loans were 30 days or more past due and $1.6 million or 4.2% of these loans were 90 days or more past due. At March 31, 2016, the recorded investment in ACI 1-4 single family residential loans totaled $663.9 million; $36.0 million or 5.4% of these loans were delinquent by 30 days or more and $19.6 million or 2.9% were delinquent by 90 days or more.
At March 31, 2016, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $60.7 million; $4.6 million or 7.6% of these loans were 30 days or more past due and $3.4 million or 5.5% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $4.2 million at March 31, 2016; amounts 30 days or more contractually delinquent were not significant.

Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at March 31, 2016 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	44.9%	40.8%
Scheduled to reset within 12 months	21.4%	14.2%
Scheduled to reset after 12 months	33.7%	45.0%
	100.0%	100.0%
Lien position:
First liens	15.5%	16.5%
Second or third liens	84.5%	83.5%
	100.0%	100.0%
The Company's exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting. While resets of interest only loans have contributed to an increase in default rates for the covered home equity portfolio, the impact on results of operations, after consideration of the mitigating impact of loss sharing, is not significant.
Commercial
At March 31, 2016, ACI commercial loans had a carrying value of $58.2 million. The carrying amount of ACI commercial loans that were past due, criticized or classified at March 31, 2016 was not significant.
Impaired Loans and Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO and repossessed assets. Impaired loans also typically include loans modified in TDRs that are accruing and ACI loans for which expected cash flows have been revised downward since acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition). Impaired ACI loans or pools with remaining accretable yield have not been classified as non-accrual loans and we do not consider them to be non-performing assets.
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (in thousands):

	March 31, 2016			December 31, 2015
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$1,707	$192	$1,899	$594	$2,007	$2,601
Home equity loans and lines of credit	3,961	—	3,961	4,724	—	4,724
Total residential loans	5,668	192	5,860	5,318	2,007	7,325
Commercial:
Commercial real estate	—	11,815	11,815	—	8,274	8,274
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	37,346	37,346	—	37,782	37,782
Commercial lending subsidiaries	—	11,946	11,946	—	9,920	9,920
Total commercial loans	—	61,107	61,107	—	55,976	55,976
Consumer	—	7	7	—	7	7
Total non-accrual loans	5,668	61,306	66,974	5,318	57,990	63,308
TDRs (1)	—	—	—	7,050	1,175	8,225
Total non-performing loans	5,668	61,306	66,974	12,368	59,165	71,533
OREO	8,531	2,615	11,146	8,853	—	8,853
Repossessed assets	—	626	626	—	2,337	2,337
Total non-performing assets	14,199	64,547	78,746	21,221	61,502	82,723
Performing TDRs	9,982	22,065	32,047	3,988	5,535	9,523
Total impaired loans and non-performing assets	$24,181	$86,612	$110,793	$25,209	$67,037	$92,246

Non-performing loans to total loans (2)		0.37%	0.39%		0.37%	0.43%
Non-performing assets to total assets (3)		0.26%	0.32%		0.26%	0.35%
ALLL to total loans (2)		0.74%	0.73%		0.76%	0.76%
ALLL to non-performing loans		198.61%	187.60%		204.45%	175.90%
Net charge-offs to average loans (4)		0.09%	0.09%		0.09%	0.10%

(1)	Effective January 1, 2016, we are no longer reporting accruing TDRs as non-performing.

(2)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(4)	Annualized.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $20 million at both March 31, 2016 and December 31, 2015.
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
The following table summarizes loans modified in TDRs at March 31, 2016 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential	49	$11,988	$580
Commercial	33	24,669	2,219
	82	$36,657	$2,799
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $141 million, of which $88 million were taxi medallion loans, at March 31, 2016. The majority of these loans were current as to principal and interest at March 31, 2016.
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
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,394 permanent loan modifications through March 31, 2016 and there are 33 trial loan modifications at March 31, 2016. Substantially all of these modified loans were covered ACI loans accounted for in pools.
In addition to the HAMP program, we offer a proprietary Subordinate Lien Modification Program for home equity loans and lines of credit. This provides BankUnited the ability to offer a modification on loans covered under the Single Family Shared-Loss Agreement that are subordinate to either a BankUnited first lien or a first lien from another lender.
Analysis of the Allowance for Loan and Lease Losses
The ALLL relates to (i) new loans, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition, and (iii) impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, the level of business investment and growth, real estate values, vacancy rates and rental rates in our primary market areas, the level of interest rates, and a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio.

New and non-ACI Loans
Residential
Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for new residential loans is based primarily on relevant proxy historical loss rates. The ALLL for new 1-4 single family residential loans is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 16-quarter average net charge-off rate is used to estimate the ALLL for the new home equity loan class. See further discussion of the use of peer group loss factors below. The new home equity portfolio is not a significant component of the overall loan portfolio.
Based on an updated analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average 16-quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. For non-ACI residential loans, the allowance is initially calculated based on UPB. The total of UPB less the calculated allowance is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any increase or decrease in the allowance for non-ACI residential loans will result in a corresponding increase or decrease in the FDIC indemnification asset.
Commercial and Consumer
Since the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the ALLL for new commercial loans is based primarily on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $1 million are individually evaluated for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or the estimated fair value of collateral less costs to sell. Loans modified in TDRs are also evaluated individually for impairment. We believe that loans rated special mention, substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. Loss factors for these loans are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data.
With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for new commercial, home equity and consumer loans is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 28 banks at March 31, 2016. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal finance receivables is based on a historical cumulative default curve for municipal obligations of credit quality comparable to those in the Company’s portfolio.

Beginning in the first quarter of 2016, we extended the loss experience period used to calculate peer group average annual net charge-off rates from 12 quarters to 16 quarters. We believe this extension of the look back period is appropriate at this time to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle, and to reflect recent indications that the U.S. economy continues to move through the credit cycle. We believe the 16-quarter look back period to be consistent with the range of industry practice. Extending the look back period to 16 quarters resulted in an increase in the ALLL of approximately $9 million as of March 31, 2016, as compared to using a 12-quarter look back period at the same date. This increase was largely offset by reductions in certain qualitative loss factors from December 31, 2015 to March 31, 2016. The framework used to determine qualitative reserves was not revised.
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
Qualitative Factors
Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as evaluated by our independent loan review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory requirements.
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
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at March 31, 2016 or December 31, 2015.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at March 31, 2016 or December 31, 2015.
The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Three Months Ended March 31, 2016
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
Provision for (recovery of) loan losses:
1-4 single family residential	(1,384)	—	(215)	(1,599)
Home equity loans and lines of credit	3	—	(496)	(493)
Multi-family	(19)	—	—	(19)
Commercial real estate
Owner occupied	736	—	—	736
Non-owner occupied	3,204	—	—	3,204
Construction and land	7	—	—	7
Commercial and industrial	2,371	—	(20)	2,351
Commercial finance subsidiaries	(457)	—	—	(457)
Consumer	(22)	—	—	(22)
Total Provision	4,439	—	(731)	3,708
Charge-offs:
1-4 single family residential	—	—	(73)	(73)
Home equity loans and lines of credit	—	—	(265)	(265)
Commercial real estate
Non-owner occupied	(1,497)	—	—	(1,497)
Commercial and industrial	(2,311)	—	—	(2,311)
Total Charge-offs	(3,808)	—	(338)	(4,146)
Recoveries:
Home equity loans and lines of credit	—	—	66	66
Commercial real estate
Non-owner occupied	1	—	—	1
Commercial and industrial	151	—	20	171
Commercial lending subsidiaries	13	—	—	13
Consumer	3	—	—	3
Total Recoveries	168	—	86	254
Net Charge-offs:	(3,640)	—	(252)	(3,892)
Balance at March 31, 2016	$121,759	$—	$3,885	$125,644

	Three Months Ended March 31, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2014	$91,350	$—	$4,192	$95,542
Provision for (recovery of) loan losses:
1-4 single family residential	2,945	—	(214)	2,731
Home equity loans and lines of credit	—	—	(222)	(222)
Multi-family	2,092	—	—	2,092
Commercial real estate
Owner occupied	207	—	—	207
Non-owner occupied	(342)	—	—	(342)
Construction and land	67	—	—	67
Commercial and industrial	(10)	—	(15)	(25)
Commercial finance subsidiaries	3,644	—	—	3,644
Consumer	(5)	—	—	(5)
Provision for loan losses:	8,598	—	(451)	8,147
Charge-offs:
Home equity loans and lines of credit	—	—	(639)	(639)
Commercial and industrial	(557)	—	—	(557)
Commercial lending subsidiaries	(2,842)	—	—	(2,842)
Total Charge-offs	(3,399)	—	(639)	(4,038)
Recoveries:
Home equity loans and lines of credit	—	—	7	7
Commercial and industrial	147	—	15	162
Commercial lending subsidiaries	13	—	—	13
Consumer	3	—	—	3
Total Recoveries	163	—	22	185
Net Charge-offs:	(3,236)	—	(617)	(3,853)
Balance at March 31, 2015	$96,712	$—	$3,124	$99,836

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	March 31, 2016
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$9,702	$—	$276	$9,978	21.8%
Home equity loans and lines of credit	7	—	3,609	3,616	0.4%
	9,709	—	3,885	13,594	22.2%
Commercial:
Multi-family	22,298	—	—	22,298	20.9%
Commercial real estate
Owner occupied	8,226	—	—	8,226	8.5%
Non-owner occupied	27,887	—	—	27,887	18.1%
Construction and land	3,594	—	—	3,594	2.2%
Commercial and industrial	33,872	—	—	33,872	15.7%
Commercial lending subsidiaries	15,939	—	—	15,939	12.2%
	111,816	—	—	111,816	77.6%
Consumer	234	—	—	234	0.2%
	$121,759	$—	$3,885	$125,644	100.0%

	December 31, 2015
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$11,086	$—	$564	$11,650	21.9%
Home equity loans and lines of credit	4	—	4,304	4,308	0.4%
	11,090	—	4,868	15,958	22.3%
Commercial:
Multi-family	22,317	—	—	22,317	20.9%
Commercial real estate
Owner occupied	7,490	—	—	7,490	8.2%
Non-owner occupied	26,179	—	—	26,179	17.5%
Construction and land	3,587	—	—	3,587	2.1%
Commercial and industrial	33,661	—	—	33,661	16.7%
Commercial lending subsidiaries	16,383	—	—	16,383	12.1%
	109,617	—	—	109,617	77.5%
Consumer	253	—	—	253	0.2%
	$120,960	$—	$4,868	$125,828	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL for new loans at March 31, 2016 as compared to December 31, 2015 reflects the impact of the following offsetting factors: (i) an increase related to growth of the new loan portfolio, (ii) an increase in peer group historical loss rates resulting primarily from the extension of the look back period as discussed above, (iii) an increase in reserves for classified loans, and (iv) a decrease in qualitative reserves. A decrease in the qualitative factor related to economic conditions was the most significant component of the overall net decrease in qualitative reserves.

The decrease in the reserve for non-ACI loans resulted primarily from a decline in related portfolio balances and an improvement in roll rates for the home equity segment.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Equipment under Operating Lease
Equipment under operating lease primarily consists of railcars leased to North American commercial end-users. The portfolio also includes non-commercial aircraft and other land transport equipment. At March 31, 2016, our operating lease fleet consisted of 4,494 rail cars, including hoppers, tank cars, boxcars, auto carriers, and center beams; 932 trailers; 34 tractors; 18 forklifts; and 2 helicopters. The largest concentrations of rail cars were 2,128 hopper cars and 1,534 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Two operating lease relationships with assets under lease totaling $32 million were internally risk rated special mention or substandard at March 31, 2016.
There have been no significant impairments of residuals or asset carrying values, missed payments, time off-lease or restructurings related to the operating lease portfolio to date.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with lease terms ranging from 3-10 years at March 31, 2016. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
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

Deposits
A breakdown of deposits at the dates indicated is as follows (in thousands):

	March 31, 2016
	Florida	New York	Brokered Deposits	Total
Commercial non-time deposits	$5,171,740	$2,776,065	$4,440	$7,952,245
Consumer non-time deposits	3,324,089	303,362	911,681	4,539,132
Time deposits	4,586,029	28,713	408,215	5,022,957
	$13,081,858	$3,108,140	$1,324,336	$17,514,334

	December 31, 2015
	Florida	New York	Brokered Deposits	Total
Commercial non-time deposits	$5,032,117	$2,796,501	$3,352	$7,831,970
Consumer non-time deposits	3,301,366	384,864	812,210	4,498,440
Time deposits	4,267,708	26,631	313,752	4,608,091
	$12,601,191	$3,207,996	$1,129,314	$16,938,501
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,909,792	—%	$2,742,683	—%
Interest bearing	1,149,664	0.63%	909,719	0.47%
Money market	7,656,306	0.61%	5,529,872	0.53%
Savings	451,488	0.26%	585,376	0.33%
Time	4,769,673	1.08%	4,041,652	1.12%
	$16,936,923	0.63%	$13,809,302	0.59%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2016 (in thousands):

Three months or less	$449,065
Over three through six months	795,668
Over six through twelve months	1,211,997
Over twelve months	1,441,420
$3,898,150

FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The contractual balance of FHLB advances outstanding at March 31, 2016 is scheduled to mature as follows (in thousands):

Maturing in:
2016—31 days or less	$1,420,000
2016—Over 31 days	1,210,000
2017	1,480,000
2018	75,000
2020	75,000
Total contractual balance outstanding	4,260,000
Unamortized modification costs	(1,317)
Carrying value	$4,258,683
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Senior notes	$392,639	$392,326
Capital lease obligations	10,098	10,219
	$402,737	$402,545
In November 2015, the Company issued $400 million of senior notes. The notes have a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2016 and December 31, 2015, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $2.3 billion at March 31, 2016, an increase of $20 million, or 0.9%, from December 31, 2015 due primarily to the retention of earnings, partially offset by a decrease in accumulated other comprehensive income resulting from increases in unrealized losses on derivative instruments.

The following table provides information regarding regulatory capital ratios for the Company’s and its banking subsidiary as of March 31, 2016 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BKU:
Tier 1 leverage	$2,179,293	9.04%	N/A (1)	N/A (1)	$964,139	4.00%
CET1 risk-based capital	$2,179,293	12.05%	$1,175,068	6.50%	$813,509	4.50%
Tier 1 risk-based capital	$2,179,293	12.05%	$1,446,238	8.00%	$1,084,678	6.00%
Total risk based capital	$2,310,137	12.78%	$1,807,797	10.00%	$1,446,238	8.00%
BankUnited:
Tier 1 leverage	$2,405,350	10.03%	$1,199,614	5.00%	$959,691	4.00%
CET1 risk-based capital	$2,405,350	13.39%	$1,167,560	6.50%	$808,311	4.50%
Tier 1 risk-based capital	$2,405,350	13.39%	$1,436,997	8.00%	$1,077,748	6.00%
Total risk based capital	$2,534,196	14.11%	$1,796,247	10.00%	$1,436,997	8.00%

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
For the three months ended March 31, 2016 and 2015, net cash provided by operating activities was $57.8 million and $28.1 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $76.1 million and $70.5 million for the three months ended March 31, 2016 and 2015, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $135.5 million and $157.7 million for the three months ended March 31, 2016 and 2015, respectively. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $10.0 million and $21.9 million for the three months ended March 31, 2016 and 2015, respectively. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity.
The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease. As expected, cash flows from resolution of the loans acquired in the FSB Acquisition are being replaced by operating cash flows from new assets originated with those proceeds, resulting in increasing cash inflows from operating activities for the three months ended March 31, 2016 compared to the corresponding period in 2015. In addition to cash provided by operating activities, the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio, and FHLB advances.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At March 31, 2016, unencumbered investment securities available for sale totaled $3.4 billion. At March 31, 2016, BankUnited had available borrowing capacity at the FHLB of $2.7 billion, unused borrowing capacity at the FRB of $177 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities, a measure of funds expected to be generated by operations over the next 30 days, and borrowing capacity from the FHLB and brokered deposits; divided by (b) the sum of potential deposit runoff, liabilities maturing and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At March 31, 2016, BankUnited’s 30 day total liquidity ratio was 161%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At March 31, 2016, BankUnited’s one year liquidity ratio was 163%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets, a measure of available liquidity to volatile liabilities and brokered deposits to total deposits. At March 31, 2016, BankUnited was within acceptable limits established by ALCO for each of these measures.
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

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income in the plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios is within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits and the impact on forecasted net interest income of plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at March 31, 2016 and December 31, 2015.

	Plus 100	Plus 200	Plus 300	Plus 400
Acceptable limits:
Next twelve months	6.0%	10.0%	14.0%	18.0%
Over twelve to twenty-four months	9.0%	13.0%	17.0%	21.0%
March 31, 2016:
Next twelve months	2.9%	6.2%	9.4%	12.7%
Over twelve to twenty-four months	3.5%	7.2%	10.9%	15.0%
December 31, 2015:
Next twelve months	2.5%	5.2%	7.8%	10.7%
Over twelve to twenty-four months	2.1%	4.0%	5.9%	8.1%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at March 31, 2016 due to the current low rate environment. The parameters established by ALCO stipulate that the change in EVE is considered acceptable if the change is less than 8%, 13% and 18% in plus 100, 200 and 300 basis point scenarios, respectively. As of March 31, 2016, our simulation for BankUnited indicated percentage changes from base EVE of (4.3)%, (9.4)% and (14.6)% in plus 100, 200, and 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2016, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.1 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $73 thousand and the aggregate fair value included in other liabilities was $72 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $1.7 billion at March 31, 2016. The aggregate fair value of these interest rate swaps and caps included in other assets was $51 million and the aggregate fair value included in other liabilities was $51 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the Consolidated Financial Statements for additional information about derivative financial instruments.

Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of March 31, 2016 (in thousands):

	Covered	Non-Covered	Total
Commitments to fund loans	$—	$558,106	$558,106
Commitments to purchase loans	—	340,000	340,000
Unfunded commitments under lines of credit	15,547	1,696,915	1,712,462
Commercial and standby letters of credit	—	70,147	70,147
	$15,547	$2,665,168	$2,680,715
Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2015 Annual Report on Form 10-K.

Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at March 31, 2016 (in thousands except share and per share data):

Total stockholders’ equity	$2,264,252
Less: goodwill and other intangible assets	78,255
Tangible stockholders’ equity	$2,185,997

Common shares issued and outstanding	104,149,115

Book value per common share	$21.74

Tangible book value per common share	$20.99

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
During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
 There have been no material changes in the risk factors disclosed by the Company in its 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of May 2016.

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