Form 10-Q
period 2016-06-30
BankUnited, Inc.
filed 2016-08-05
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 3, 2016
Common Stock, $0.01 Par Value	104,149,469

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2016

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CET1	Common Equity Tier 1 risk-based capital
CECL	Current expected credit losses
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HAMP	Home Affordable Modification Program
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
New Loans	Loans originated or purchased since the FSB Acquisition
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned

ii

OTTI	Other-than-temporary impairment
PSU	Performance Unit
Pinnacle	Pinnacle Public Finance, Inc.
Re-Remics	Resecuritized real estate mortgage investment conduits
RSU	Restricted Share Unit
SBA	Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
UCBL	United Capital Business Lending, Inc.
UPB	Unpaid principal balance
VIEs	Variable interest entities
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks:
Non-interest bearing	$35,866	$31,515
Interest bearing	98,336	39,613
Interest bearing deposits at Federal Reserve Bank	221,946	192,366
Federal funds sold	3,526	4,006
Cash and cash equivalents	359,674	267,500
Investment securities available for sale, at fair value	5,685,432	4,859,539
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	271,734	219,997
Loans held for sale	32,582	47,410
Loans (including covered loans of $716,593 and $809,540)	18,219,602	16,636,603
Allowance for loan and lease losses	(135,718)	(125,828)
Loans, net	18,083,884	16,510,775
FDIC indemnification asset	633,744	739,880
Bank owned life insurance	235,596	225,867
Equipment under operating lease, net	478,937	483,518
Deferred tax asset, net	72,046	105,577
Goodwill and other intangible assets	78,185	78,330
Other assets	367,378	335,074
Total assets	$26,309,192	$23,883,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,986,794	$2,874,533
Interest bearing	1,429,028	1,167,537
Savings and money market	8,319,729	8,288,340
Time	5,496,502	4,608,091
Total deposits	18,232,053	16,938,501
Federal Home Loan Bank advances	4,943,903	4,008,464
Notes and other borrowings	402,762	402,545
Other liabilities	399,328	290,059
Total liabilities	23,978,046	21,639,569

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 104,166,800 and 103,626,255 shares issued and outstanding	1,042	1,036
Paid-in capital	1,415,758	1,406,786
Retained earnings	880,531	813,894
Accumulated other comprehensive income	33,815	22,182
Total stockholders' equity	2,331,146	2,243,898
Total liabilities and stockholders' equity	$26,309,192	$23,883,467

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$220,630	$184,010	$435,206	$355,389
Investment securities	36,710	26,284	70,251	54,504
Other	3,124	2,340	5,814	4,623
Total interest income	260,464	212,634	511,271	414,516
Interest expense:
Deposits	28,833	21,855	55,459	41,859
Borrowings	17,321	9,801	34,661	18,951
Total interest expense	46,154	31,656	90,120	60,810
Net interest income before provision for loan losses	214,310	180,978	421,151	353,706
Provision for (recovery of) loan losses (including $57, $45, $(674) and $(406) for covered loans)	14,333	8,421	18,041	16,568
Net interest income after provision for loan losses	199,977	172,557	403,110	337,138
Non-interest income:
Income from resolution of covered assets, net	9,545	13,743	17,543	28,897
Net loss on FDIC indemnification	(4,114)	(16,771)	(10,403)	(37,036)
Service charges and fees	4,796	4,492	9,358	8,943
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $(4,151), $7,417, $(4,863) and $17,423)	(903)	8,223	587	18,389
Gain on investment securities available for sale, net	3,858	1,128	7,057	3,150
Lease financing	10,974	7,044	21,574	13,281
Other non-interest income	4,701	3,199	6,339	6,175
Total non-interest income	28,857	21,058	52,055	41,799
Non-interest expense:
Employee compensation and benefits	55,752	51,845	111,212	101,324
Occupancy and equipment	18,784	18,934	37,775	37,104
Amortization of FDIC indemnification asset	38,060	26,460	77,754	48,465
Deposit insurance expense	4,231	3,163	7,923	6,081
Professional fees	3,604	2,680	6,235	5,978
Telecommunications and data processing	3,721	3,345	7,054	6,816
Depreciation of equipment under operating lease	6,647	4,073	13,149	7,511
Other non-interest expense	13,313	12,948	25,118	24,313
Total non-interest expense	144,112	123,448	286,220	237,592
Income before income taxes	84,722	70,167	168,945	141,345
Provision for income taxes	27,997	23,530	57,346	48,251
Net income	$56,725	$46,637	$111,599	$93,094
Earnings per common share, basic (see Note 2)	$0.53	$0.44	$1.04	$0.88
Earnings per common share, diluted (see Note 2)	$0.52	$0.43	$1.03	$0.87
Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$56,725	$46,637	$111,599	$93,094
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	42,555	(11,142)	50,274	1,845
Reclassification adjustment for net securities gains realized in income	(2,334)	(683)	(4,270)	(1,906)
Net change in unrealized gains on securities available for sale	40,221	(11,825)	46,004	(61)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(14,638)	9,640	(40,003)	(3,067)
Reclassification adjustment for net losses realized in income	2,604	3,891	5,632	7,910
Net change in unrealized losses on derivative instruments	(12,034)	13,531	(34,371)	4,843
Other comprehensive income	28,187	1,706	11,633	4,782
Comprehensive income	$84,912	$48,343	$123,232	$97,876

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$111,599	$93,094
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(61,404)	(83,758)
Provision for loan losses	18,041	16,568
Income from resolution of covered assets, net	(17,543)	(28,897)
Net loss on FDIC indemnification	10,403	37,036
Gain on sale of loans, net	(587)	(18,389)
Increase in cash surrender value of bank owned life insurance	(2,029)	(1,877)
Gain on investment securities available for sale, net	(7,057)	(3,150)
Equity based compensation	8,688	7,224
Depreciation and amortization	26,013	19,477
Deferred income taxes	25,936	33,124
Proceeds from sale of loans held for sale	89,537	73,358
Loans originated for sale, net of repayments	(71,168)	(51,364)
Realized tax benefits from dividend equivalents and equity based compensation	(552)	(208)
Other:
Increase in other assets	(15,617)	(19,423)
Increase in other liabilities	29,171	3,433
Net cash provided by operating activities	143,431	76,248

Cash flows from investing activities:
Net cash paid in business combination	—	(277,553)
Purchase of investment securities	(1,529,380)	(1,071,655)
Proceeds from repayments and calls of investment securities available for sale	283,318	284,891
Proceeds from sale of investment securities available for sale	494,185	474,914
Purchase of non-marketable equity securities	(122,500)	(68,359)
Proceeds from redemption of non-marketable equity securities	70,763	56,963
Purchases of loans	(581,982)	(435,433)
Loan originations, repayments and resolutions, net	(945,908)	(1,227,595)
Proceeds from sale of loans, net	83,490	98,611
Decrease in FDIC indemnification asset for claims filed	18,028	29,079
Purchase of premises and equipment, net	(4,413)	(16,025)
Acquisition of equipment under operating lease, net	(8,568)	(111,136)
Proceeds from sale of OREO and repossessed assets	10,554	9,764
Other investing activities	(22,026)	(11,481)
Net cash used in investing activities	(2,254,439)	(2,265,015)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	1,293,552	1,734,942
Additions to Federal Home Loan Bank advances	10,215,000	3,230,000
Repayments of Federal Home Loan Bank advances	(9,280,000)	(2,805,100)
Dividends paid	(44,860)	(44,288)
Realized tax benefits from dividend equivalents and equity based compensation	552	208
Exercise of stock options	222	33,151
Other financing activities	18,716	17,197
Net cash provided by financing activities	2,203,182	2,166,110
Net increase (decrease) in cash and cash equivalents	92,174	(22,657)
Cash and cash equivalents, beginning of period	267,500	187,517
Cash and cash equivalents, end of period	$359,674	$164,860

Supplemental disclosure of cash flow information:
Interest paid	$89,129	$56,772
Income taxes paid, net	$937	$19,159

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$13,141	$6,091
Dividends declared, not paid	$22,482	$22,338
Unsettled purchases of investment securities available for sale	$—	$25,249

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	103,626,255	$1,036	$1,406,786	$813,894	$22,182	$2,243,898
Comprehensive income	—	—	—	111,599	11,633	123,232
Dividends	—	—	—	(44,962)	—	(44,962)
Equity based compensation	617,617	7	8,197	—	—	8,204
Forfeiture of unvested shares	(87,072)	(1)	1	—	—	—
Exercise of stock options	10,000	—	222	—	—	222
Tax benefits from dividend equivalents and equity based compensation	—	—	552	—	—	552
Balance at June 30, 2016	104,166,800	$1,042	$1,415,758	$880,531	$33,815	$2,331,146

Balance at December 31, 2014	101,656,702	$1,017	$1,353,538	$651,627	$46,352	$2,052,534
Comprehensive income	—	—	—	93,094	4,782	97,876
Dividends	—	—	—	(44,658)	—	(44,658)
Equity based compensation	605,115	6	7,218	—	—	7,224
Forfeiture of unvested shares	(35,240)	—	—	—	—	—
Exercise of stock options	1,249,335	12	33,139	—	—	33,151
Tax benefits from dividend equivalents and equity based compensation	—	—	208	—	—	208
Balance at June 30, 2015	103,475,912	$1,035	$1,394,103	$700,063	$51,134	$2,146,335

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 95 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at June 30, 2016. The Bank also offers certain commercial lending and deposit products through national platforms.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected in future periods.
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
June 30, 2016

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU introduces new guidance for the accounting for credit losses on certain types of financial instruments. The ASU also modifies the impairment model for available for sale securities. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments and held-to-maturity debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering historical, current and forecast information. The ASU amends the current OTTI model for debt securities and requires an estimate of expected credit losses only when the fair value of an available for sale debt security is below its amortized cost. Credit losses on available for sale debt securities will be limited to the difference between the security's amortized cost basis and its fair value. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Management has not yet made an evaluation of the impact of adoption of this ASU.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2016	2015	2016	2015
Basic earnings per common share:
Numerator:
Net income	$56,725	$46,637	$111,599	$93,094
Distributed and undistributed earnings allocated to participating securities	(2,282)	(1,810)	(4,490)	(3,582)
Income allocated to common stockholders for basic earnings per common share	$54,443	$44,827	$107,109	$89,512
Denominator:
Weighted average common shares outstanding	104,160,894	103,444,183	104,039,977	102,841,376
Less average unvested stock awards	(1,193,517)	(1,174,496)	(1,173,213)	(1,094,366)
Weighted average shares for basic earnings per common share	102,967,377	102,269,687	102,866,764	101,747,010
Basic earnings per common share	$0.53	$0.44	$1.04	$0.88
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$54,443	$44,827	$107,109	$89,512
Adjustment for earnings reallocated from participating securities	(81)	5	(182)	10
Income used in calculating diluted earnings per common share	$54,362	$44,832	$106,927	$89,522
Denominator:
Weighted average shares for basic earnings per common share	102,967,377	102,269,687	102,866,764	101,747,010
Dilutive effect of stock options	764,435	863,380	771,592	763,202
Weighted average shares for diluted earnings per common share	103,731,812	103,133,067	103,638,356	102,510,212
Diluted earnings per common share	$0.52	$0.43	$1.03	$0.87
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at June 30, 2016 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at June 30, 2016 and 2015, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unvested shares	1,328,003	1,202,969	1,328,003	1,202,969
Stock options and warrants	1,851,376	1,851,376	1,851,376	1,851,376

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,998	$19	$—	$5,017
U.S. Government agency and sponsored enterprise residential MBS	1,290,739	21,296	(1,326)	1,310,709
U.S. Government agency and sponsored enterprise commercial MBS	113,057	3,844	(18)	116,883
Re-Remics	60,857	937	(19)	61,775
Private label residential MBS and CMOs	469,078	49,037	(357)	517,758
Private label commercial MBS	1,365,610	19,368	(4,095)	1,380,883
Single family rental real estate-backed securities	807,331	5,166	(4,835)	807,662
Collateralized loan obligations	309,647	36	(2,764)	306,919
Non-mortgage asset-backed securities	171,995	3,550	—	175,545
Preferred stocks	66,297	9,884	—	76,181
State and municipal obligations	496,250	38,414	—	534,664
SBA securities	381,351	3,223	(880)	383,694
Other debt securities	3,928	3,814	—	7,742
	$5,541,138	$158,588	$(14,294)	$5,685,432

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential MBS	1,167,197	15,376	(4,255)	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	95,997	944	(127)	96,814
Re-Remics	88,658	1,138	(105)	89,691
Private label residential MBS and CMOs	502,723	44,822	(2,933)	544,612
Private label commercial MBS	1,219,355	5,533	(6,148)	1,218,740
Single family rental real estate-backed securities	646,156	284	(9,735)	636,705
Collateralized loan obligations	309,615	—	(2,738)	306,877
Non-mortgage asset-backed securities	54,981	1,519	—	56,500
Preferred stocks	75,742	7,467	—	83,209
State and municipal obligations	351,456	10,297	—	361,753
SBA securities	270,553	3,343	(560)	273,336
Other debt securities	3,854	4,133	—	7,987
	$4,791,284	$94,856	$(26,601)	$4,859,539
Investment securities held to maturity at June 30, 2016 and December 31, 2015 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at June 30, 2016 and December 31, 2015. The bond matures in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

At June 30, 2016, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$471,043	$485,318
Due after one year through five years	2,793,194	2,825,645
Due after five years through ten years	1,863,069	1,933,619
Due after ten years	347,535	364,669
Preferred stocks with no stated maturity	66,297	76,181
	$5,541,138	$5,685,432
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2016 was 4.9 years. The effective duration of the investment portfolio as of June 30, 2016 was 1.8 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.2 billion and $1.5 billion at June 30, 2016 and December 31, 2015, respectively.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sale of investment securities available for sale	$272,838	$139,997	$494,185	$474,914

Gross realized gains	$3,858	$1,128	$7,057	$3,625
Gross realized losses	—	—	—	(475)
Gain on investment securities available for sale, net	$3,858	$1,128	$7,057	$3,150

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$261,403	$(1,053)	$9,315	$(273)	$270,718	$(1,326)
U.S. Government agency and sponsored enterprise commercial MBS	36,307	(18)	—	—	36,307	(18)
Re-Remics	3,042	(19)	—	—	3,042	(19)
Private label residential MBS and CMOs	99,240	(264)	9,372	(93)	108,612	(357)
Private label commercial MBS	257,005	(2,125)	208,465	(1,970)	465,470	(4,095)
Single family rental real estate-backed securities	286,213	(1,598)	212,861	(3,237)	499,074	(4,835)
Collateralized loan obligations	242,434	(2,214)	49,450	(550)	291,884	(2,764)
SBA securities	57,772	(880)	—	—	57,772	(880)
	$1,243,416	$(8,171)	$489,463	$(6,123)	$1,732,879	$(14,294)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$321,143	$(3,065)	$54,290	$(1,190)	$375,433	$(4,255)
U.S. Government agency and sponsored enterprise commercial MBS	5,273	(127)	—	—	5,273	(127)
Re-Remics	20,421	(105)	—	—	20,421	(105)
Private label residential MBS and CMOs	289,312	(2,401)	16,342	(532)	305,654	(2,933)
Private label commercial MBS	739,376	(4,476)	106,280	(1,672)	845,656	(6,148)
Single family rental real estate-backed securities	381,033	(4,499)	212,491	(5,236)	593,524	(9,735)
Collateralized loan obligations	257,442	(2,173)	49,435	(565)	306,877	(2,738)
SBA securities	41,996	(543)	868	(17)	42,864	(560)
	$2,055,996	$(17,389)	$439,706	$(9,212)	$2,495,702	$(26,601)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2016 or 2015. The Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2016, 62 securities were in unrealized loss positions. The amount of impairment related to 15 of these securities was considered insignificant, totaling approximately $188 thousand and no further analysis with respect to these securities was considered

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential MBS
At June 30, 2016, eight U.S. Government agency and sponsored enterprise residential MBS were in unrealized loss positions. The substantial majority of the securities had been in unrealized loss positions for nine months or less and the amount of impairment was 1% or less of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the generally limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At June 30, 2016, five private label residential MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was 3% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of June 30, 2016. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS:
At June 30, 2016, 12 private label commercial MBS were in unrealized loss positions. The unrealized losses were primarily attributable to widening credit spreads and, for certain securities, the assumed exercise of extension options, lengthening spread duration. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Each of the securities has greater than 30% current credit enhancement. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At June 30, 2016, 14 single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads, leading to increased extension risk. The amount of impairment of each of the individual securities was 2% or less of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At June 30, 2016, five collateralized loan obligations were in unrealized loss positions, due to widening credit spreads subsequent to acquisition. The amount of impairment of each of the individual securities was less than 2% of amortized cost. Given the limited severity of impairment, levels of subordination and the results of independent analyses of the credit quality of loans underlying the securities, the impairments were considered to be temporary.
SBA securities:
At June 30, 2016, three SBA securities were in unrealized loss positions. The majority of impairment related to one security and was less than 4% of amortized cost. This security was purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

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
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,153,822	$—	$622,306	$40,482	$3,816,610	21.0%
Home equity loans and lines of credit	1,172	—	3,510	57,174	61,856	0.3%
	3,154,994	—	625,816	97,656	3,878,466	21.3%
Commercial:
Multi-family	3,675,945	24,577	—	—	3,700,522	20.3%
Commercial real estate
Owner occupied	1,582,084	9,638	—	—	1,591,722	8.8%
Non-owner occupied	3,439,888	13,981	—	—	3,453,869	19.0%
Construction and land	400,231	—	—	—	400,231	2.2%
Commercial and industrial	2,981,955	1,031	—	—	2,982,986	16.4%
Commercial lending subsidiaries	2,139,795	—	—	—	2,139,795	11.8%
	14,219,898	49,227	—	—	14,269,125	78.5%
Consumer	31,587	8	—	—	31,595	0.2%
Total loans	17,406,479	49,235	625,816	97,656	18,179,186	100.0%
Premiums, discounts and deferred fees and costs, net	47,295	—	—	(6,879)	40,416
Loans including premiums, discounts and deferred fees and costs	17,453,774	49,235	625,816	90,777	18,219,602
Allowance for loan and lease losses	(132,265)	—	—	(3,453)	(135,718)
Loans, net	$17,321,509	$49,235	$625,816	$87,324	$18,083,884

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

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
Through two subsidiaries, the Bank provides commercial and municipal equipment financing utilizing both loan and lease structures. At June 30, 2016 and December 31, 2015, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $556 million and $472 million, respectively.
During the three and six months ended June 30, 2016 and 2015, the Company purchased 1-4 single family residential loans totaling $328 million, $582 million, $266 million and $435 million, respectively.
At June 30, 2016, the Company had pledged real estate loans with UPB of approximately $9.0 billion and recorded investment of approximately $8.1 billion as security for FHLB advances.
At June 30, 2016 and December 31, 2015, the UPB of ACI loans was $1.8 billion and $2.0 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the six months ended June 30, 2016 and the year ended December 31, 2015 were as follows (in thousands):

Balance at December 31, 2014	$1,005,312
Reclassifications from non-accretable difference	192,291
Accretion	(295,038)
Balance at December 31, 2015	902,565
Reclassifications from non-accretable difference	54,275
Accretion	(153,440)
Balance at June 30, 2016	$803,400

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
UPB of loans sold	$58,699	$62,708	$115,552	$118,121

Cash proceeds, net of transaction costs	$40,954	$50,916	$83,490	$98,611
Recorded investment in loans sold	45,105	43,499	88,353	81,188
Gain (loss) on sale of covered loans, net	$(4,151)	$7,417	$(4,863)	$17,423

Gain (loss) on FDIC indemnification, net	$3,363	$(5,928)	$3,932	$(14,046)

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016				2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$13,594	$111,816	$234	$125,644	$13,202	$86,446	$188	$99,836
Provision for (recovery of) loan losses:
Non-ACI loans	67	(10)	—	57	62	(17)	—	45
New loans	(876)	15,267	(115)	14,276	781	7,604	(9)	8,376
Total provision	(809)	15,257	(115)	14,333	843	7,587	(9)	8,421
Charge-offs:
Non-ACI loans	(501)	—	—	(501)	(630)	—	—	(630)
New loans	—	(5,325)	—	(5,325)	—	(884)	—	(884)
Total charge-offs	(501)	(5,325)	—	(5,826)	(630)	(884)	—	(1,514)
Recoveries:
Non-ACI loans	2	10	—	12	14	17	—	31
New loans	—	1,545	10	1,555	—	591	20	611
Total recoveries	2	1,555	10	1,567	14	608	20	642
Ending balance	$12,286	$123,303	$129	$135,718	$13,429	$93,757	$199	$107,385

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

	Six Months Ended June 30,
	2016				2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$15,958	$109,617	$253	$125,828	$11,325	$84,027	$190	$95,542
Provision for (recovery of) loan losses:
Non-ACI loans	(644)	(30)	—	(674)	(374)	(32)	—	(406)
New loans	(2,257)	21,109	(137)	18,715	3,726	13,262	(14)	16,974
Total provision	(2,901)	21,079	(137)	18,041	3,352	13,230	(14)	16,568
Charge-offs:
Non-ACI loans	(839)	—	—	(839)	(1,269)	—	—	(1,269)
New loans	—	(9,133)	—	(9,133)	—	(4,283)	—	(4,283)
Total charge-offs	(839)	(9,133)	—	(9,972)	(1,269)	(4,283)	—	(5,552)
Recoveries:
Non-ACI loans	68	30	—	98	21	32	—	53
New loans	—	1,710	13	1,723	—	751	23	774
Total recoveries	68	1,740	13	1,821	21	783	23	827
Ending balance	$12,286	$123,303	$129	$135,718	$13,429	$93,757	$199	$107,385
Beginning in the first quarter of 2016, the methodology for calculation of the ALLL was changed to extend the loss experience period used to calculate historical average net charge-off rates from 12 quarters to 16 quarters. We believe this extension of the look back period is appropriate at this time to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle, and to reflect recent indications that the U.S. economy continues to move through the credit cycle. Extending the look back period to 16 quarters resulted in an increase in the ALLL of approximately $9 million as of March 31, 2016, as compared to using a 12-quarter look back period at the same date. This increase was largely offset by reductions in certain qualitative factors.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	June 30, 2016				December 31, 2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$12,286	$123,303	$129	$135,718	$15,958	$109,617	$253	$125,828
Ending balance: non-ACI and new loans individually evaluated for impairment	$605	$11,711	$—	$12,316	$978	$5,439	$—	$6,417
Ending balance: non-ACI and new loans collectively evaluated for impairment	$11,681	$111,592	$129	$123,402	$14,980	$104,178	$253	$119,411
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$3,453	$—	$—	$3,453	$4,868	$—	$—	$4,868
Ending balance: new loans	$8,833	$123,303	$129	$132,265	$11,090	$109,617	$253	$120,960
Loans:
Ending balance	$3,913,311	$14,274,777	$31,514	$18,219,602	$3,734,967	$12,866,548	$35,088	$16,636,603
Ending balance: non-ACI and new loans individually evaluated for impairment	$12,139	$117,115	$—	$129,254	$12,240	$54,128	$—	$66,368
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,275,356	$14,108,435	$31,506	$17,415,297	$3,018,857	$12,745,054	$35,078	$15,798,989
Ending balance: ACI loans	$625,816	$49,227	$8	$675,051	$703,870	$67,366	$10	$771,246
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The tables below present information about new and non-ACI loans identified as impaired as of the dates indicated (in thousands):

	June 30, 2016			December 31, 2015
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$10,436	$10,450	$—	$6,194	$6,015	$—
Non-owner occupied	—	—	—	548	533	—
Commercial and industrial	18,530	18,530	—	3,561	3,559	—
Commercial lending subsidiaries	7,419	7,399	—	3,839	3,821	—
With a specific allowance recorded:
1-4 single family residential	344	330	6	—	—	—
Commercial real estate
Owner occupied	8,460	7,835	857	—	—	—
Construction and land	1,331	1,238	202	—	—	—
Commercial and industrial	70,939	70,926	10,652	34,340	34,370	3,799
Commercial lending subsidiaries	—	—	—	5,646	5,628	1,640
Total:
Residential	$344	$330	$6	$—	$—	$—
Commercial	117,115	116,378	11,711	54,128	53,926	5,439
	$117,459	$116,708	$11,717	$54,128	$53,926	$5,439
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$1,188	$1,396	$—	$417	$490	$—
Home equity loans and lines of credit	1,724	1,750	—	1,607	1,633	—
With a specific allowance recorded:
1-4 single family residential	1,831	2,152	280	3,301	3,828	570
Home equity loans and lines of credit	7,052	7,158	319	6,915	7,028	408
Total:
Residential	$11,795	$12,456	$599	$12,240	$12,979	$978
Commercial	—	—	—	—	—	—
	$11,795	$12,456	$599	$12,240	$12,979	$978
One non-owner occupied commercial real estate ACI loan modified in a TDR was impaired as of June 30, 2016 and December 31, 2015, with a carrying value of $505 thousand and $500 thousand, respectively. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

 The following tables present the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016			2015
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$291	$3,104	$—	$110	$3,681	$—
Home equity loans and lines of credit	—	8,669	—	—	4,032	—
	291	11,773	—	110	7,713	—
Commercial:
Commercial real estate
Owner occupied	14,627	—	—	4,764	—	—
Non-owner occupied	273	—	504	649	—	508
Construction and land	666	—	—	—	—	—
Commercial and industrial	70,186	—	—	22,414	—	—
Commercial lending subsidiaries	9,487	—	—	20,272	—	—
	95,239	—	504	48,099	—	508
	$95,530	$11,773	$504	$48,209	$7,713	$508

	Six Months Ended June 30,
	2016			2015
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$205	$3,279	$—	$73	$3,738	$—
Home equity loans and lines of credit	—	8,605	—	—	3,539	—
	205	11,884	—	73	7,277	—
Commercial:
Commercial real estate
Owner occupied	11,452	—	—	4,171	—	—
Non-owner occupied	410	—	502	874	—	338
Construction and land	333	—	—	—	—	—
Commercial and industrial	57,294	—	—	20,270	—	—
Commercial lending subsidiaries	10,004	—	—	16,410	—	—
	79,493	—	502	41,725	—	338
	$79,698	$11,884	$502	$41,798	$7,277	$338

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of the dates indicated (in thousands):

	June 30, 2016		December 31, 2015
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$375	$930	$2,007	$594
Home equity loans and lines of credit	—	2,768	—	4,724
	375	3,698	2,007	5,318
Commercial:
Commercial real estate
Owner occupied	21,050	—	8,274	—
Non-owner occupied	563	—	—	—
Construction and land	1,331	—	—	—
Commercial and industrial	49,591	—	37,782	—
Commercial lending subsidiaries	7,784	—	9,920	—
	80,319	—	55,976	—
Consumer	6	—	7	—
	$80,700	$3,698	$57,990	$5,318
There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at June 30, 2016 or December 31, 2015. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $0.9 million and $1.5 million for the three and six months ended June 30, 2016, respectively.
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
June 30, 2016

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	June 30, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$81,944	$104,943	$154,216	$717,319	$1,058,422
60% - 70%	77,054	91,345	122,688	496,097	787,184
70% - 80%	91,843	128,468	247,908	838,137	1,306,356
More than 80%	24,317	3,636	2,989	12,642	43,584
	$275,158	$328,392	$527,801	$2,064,195	$3,195,546

	December 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$78,836	$99,094	$143,864	$667,420	$989,214
60% - 70%	71,046	76,878	111,343	479,344	738,611
70% - 80%	63,380	100,271	211,299	772,646	1,147,596
More than 80%	28,338	3,938	3,481	13,443	49,200
	$241,600	$280,181	$469,987	$1,932,853	$2,924,621

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Commercial credit exposure, based on internal risk rating:

	June 30, 2016
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,680,308	$1,540,467	$3,432,194	$398,507	$2,745,072	$2,109,319	$13,905,867
Special mention	—	10,414	—	—	57,134	14,966	82,514
Substandard	399	31,472	1,272	1,222	171,675	24,571	230,611
Doubtful	—	597	—	109	5,852	—	6,558
	$3,680,707	$1,582,950	$3,433,466	$399,838	$2,979,733	$2,148,856	$14,225,550
ACI loans:
Pass	$24,283	$8,796	$13,736	$—	$1,024	$—	$47,839
Special mention	—	—	—	—	—	—	—
Substandard	294	842	245	—	7	—	1,388
	$24,577	$9,638	$13,981	$—	$1,031	$—	$49,227

	December 31, 2015
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,451,571	$1,317,081	$2,879,135	$346,795	$2,587,801	$1,981,068	$12,563,451
Special mention	—	4,824	548	—	7,556	18,584	31,512
Substandard	402	17,042	434	176	168,875	11,018	197,947
Doubtful	—	—	—	—	4,296	1,976	6,272
	$3,451,973	$1,338,947	$2,880,117	$346,971	$2,768,528	$2,012,646	$12,799,182
ACI loans:
Pass	$24,338	$15,708	$24,857	$—	$1,035	$—	$65,938
Special mention	—	859	—	—	—	—	859
Substandard	298	—	84	—	27	—	409
Doubtful	—	—	160	—	—	—	160
	$24,636	$16,567	$25,101	$—	$1,062	$—	$67,366

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2016					December 31, 2015
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
New loans:
1-4 single family residential	$3,190,010	$5,161	$160	$215	$3,195,546	$2,922,096	$517	$551	$1,457	$2,924,621
Home equity loans and lines of credit	1,172	—	—	—	1,172	806	—	—	—	806
Multi-family	3,680,707	—	—	—	3,680,707	3,451,973	—	—	—	3,451,973
Commercial real estate
Owner occupied	1,575,144	1,571	3,736	2,499	1,582,950	1,329,131	1,433	4,784	3,599	1,338,947
Non-owner occupied	3,432,467	—	436	563	3,433,466	2,878,218	1,899	—	—	2,880,117
Construction and land	398,507	—	—	1,331	399,838	342,477	4,494	—	—	346,971
Commercial and industrial	2,957,293	286	8,348	13,806	2,979,733	2,739,357	2,235	4,827	22,109	2,768,528
Commercial lending subsidiaries	2,141,786	—	3,570	3,500	2,148,856	2,003,842	3,839	—	4,965	2,012,646
Consumer	30,670	836	—	—	31,506	35,078	—	—	—	35,078
	$17,407,756	$7,854	$16,250	$21,914	$17,453,774	$15,702,978	$14,417	$10,162	$32,130	$15,759,687
Non-ACI loans:
1-4 single family residential	$32,467	$1,052	$—	$930	$34,449	$37,249	$1,415	$—	$594	$39,258
Home equity loans and lines of credit	51,383	2,321	166	2,458	56,328	60,760	1,090	443	4,119	66,412
	$83,850	$3,373	$166	$3,388	$90,777	$98,009	$2,505	$443	$4,713	$105,670
ACI loans:
1-4 single family residential	$595,528	$10,161	$1,648	$14,969	$622,306	$661,755	$12,490	$4,950	$19,844	$699,039
Home equity loans and lines of credit	3,064	57	31	358	3,510	4,243	127	9	452	4,831
Multi-family	24,577	—	—	—	24,577	24,636	—	—	—	24,636
Commercial real estate
Owner occupied	9,638	—	—	—	9,638	16,567	—	—	—	16,567
Non-owner occupied	13,812	—	—	169	13,981	24,941	—	160	—	25,101
Commercial and industrial	1,031	—	—	—	1,031	1,041	—	21	—	1,062
Consumer	8	—	—	—	8	10	—	—	—	10
	$647,658	$10,218	$1,679	$15,496	$675,051	$733,193	$12,617	$5,140	$20,296	$771,246
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $15 million and $20 million, at June 30, 2016 and December 31, 2015, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which are covered, totaled $9 million at both June 30, 2016 and December 31, 2015. The recorded investment in residential mortgage loans in the process of foreclosure totaled $9 million and $13 million at June 30, 2016 and December 31, 2015, respectively, substantially all of which were covered loans.
Troubled debt restructurings:
The following tables summarize loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2016 and 2015, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2016				2015
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
1-4 single family residential	1	$107	—	$—	—	$—	—	$—
Commercial real estate	2	4,768	—	—	—	—	—	—
Commercial and industrial	20	31,105	5	3,312	1	812	—	—
	23	$35,980	5	$3,312	1	$812	—	$—
Non-ACI loans:
Home equity loans and lines of credit	4	$315	2	$509	3	$547	1	$242
	4	$315	2	$509	3	$547	1	$242

	Six Months Ended June 30,
	2016				2015
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
1-4 single family residential	1	$107	—	$—	1	$110	—	$—
Commercial real estate	2	4,768	—	—	—	—	—	—
Commercial and industrial	44	48,212	5	3,312	1	812	—	—
	47	$53,087	5	$3,312	2	$922	—	$—
Non-ACI loans:
Home equity loans and lines of credit	6	$628	2	$509	10	$1,945	1	$242
	6	$628	2	$509	10	$1,945	1	$242
ACI loans:
Commercial real estate	—	$—	—	$—	1	$506	—	$—
	—	$—	—	$—	1	$506	—	$—
Modifications during the three and six months ended June 30, 2016 and 2015 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s HAMP. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans. The majority of commercial and industrial loans modified in TDRs and all of commercial and industrial TDRs experiencing payment defaults during the three and six months ended June 30, 2016 were taxi medallion loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

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
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$44	$(36)	$8	$(27)	$22	$(5)
Income from resolution of covered assets, net	9,545	(7,636)	1,909	13,743	(10,909)	2,834
Gain (loss) on sale of covered loans	(4,151)	3,363	(788)	7,417	(5,928)	1,489
Loss on covered OREO	(243)	195	(48)	(222)	44	(178)
	$5,195	$(4,114)	$1,081	$20,911	$(16,771)	$4,140

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

	Six Months Ended June 30,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$801	$(639)	$162	$473	$(380)	$93
Income from resolution of covered assets, net	17,543	(14,034)	3,509	28,897	(23,031)	5,866
Gain (loss) on sale of covered loans	(4,863)	3,932	(931)	17,423	(14,046)	3,377
Loss on covered OREO	(405)	338	(67)	(693)	421	(272)
	$13,076	$(10,403)	$2,673	$46,100	$(37,036)	$9,064
__________________________________________

(1)
Transaction income (loss) for the three and six months ended June 30, 2016 and 2015 includes recoveries of $101 thousand, $127 thousand, $18 thousand and $67 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the six months ended June 30, 2016 and the year ended December 31, 2015, were as follows (in thousands):

Balance at December 31, 2014	$974,335
Amortization	(109,411)
Reduction for claims filed	(59,139)
Net loss on FDIC indemnification	(65,942)
Balance at December 31, 2015	739,843
Amortization	(77,754)
Reduction for claims filed	(18,028)
Net loss on FDIC indemnification	(10,403)
Balance at June 30, 2016	$633,658
The balances at June 30, 2016 and December 31, 2015 are reflected in the consolidated balance sheets as follows (in thousands):

	June 30, 2016	December 31, 2015
FDIC indemnification asset	$633,744	$739,880
Other liabilities	(86)	(37)
	$633,658	$739,843
Note 6    Income Taxes
The Company’s effective income tax rate was 33.0% and 33.5% for the three months ended June 30, 2016 and 2015, respectively, and 33.9% and 34.1% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate differed from the statutory federal income tax rate of 35% primarily due to the impact of tax-exempt income, partially offset by the impact of state income taxes.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $72 million and $59 million at June 30, 2016 and December 31, 2015, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $60 million and $52 million at June 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at June 30, 2016 was approximately $74 million. While the Company

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a significant impact on income tax expense for the three and six months ended June 30, 2016 and June 30, 2015.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the six months ended June 30, 2016 and 2015 was not material.
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
June 30, 2016

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2016
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.52%	3-Month Libor	3.3	$1,790,000	Other liabilities	$—	$(35,874)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	11.0	300,000	Other liabilities	—	(55,148)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.99%	Indexed to 1-month Libor	7.0	782,414	Other liabilities	—	(61,459)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.99%	7.0	782,414	Other assets	61,459	—
Interest rate caps purchased, indexed to 1-month Libor			2.75%	2.2	123,161	Other assets	12	—
Interest rate caps sold, indexed to 1-month Libor		2.75%		2.2	123,161	Other liabilities	—	(12)
					$3,901,150		$61,471	$(152,493)

	December 31, 2015
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.62%	3-Month Libor	2.6	$1,805,000	Other assets / Other liabilities	$3,442	$(12,347)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	11.5	300,000	Other liabilities	—	(26,274)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.08%	Indexed to 1-month Libor	7.0	663,311	Other assets / Other liabilities	225	(30,514)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.08%	7.0	663,311	Other assets / Other liabilities	30,514	(225)
Interest rate caps purchased, indexed to 1-month Libor			2.85%	2.2	139,786	Other assets	164	—
Interest rate caps sold, indexed to 1-month Libor		2.85%		2.2	139,786	Other liabilities	—	(164)
					$3,711,194		$34,345	$(69,524)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

During the three and six months ended June 30, 2016 and 2015, the amount of loss reclassified from AOCI into interest expense (effective portion) was $4.3 million, $9.3 million, $6.5 million and $13.1 million, respectively.
During the six months ended June 30, 2016 and 2015, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2016, the amount of loss expected to be reclassified from AOCI into earnings during the next twelve months was $15.1 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2016
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$12	$—	$12	$(12)	$—	$—
Derivative liabilities	(152,481)	—	(152,481)	12	152,468	(1)
	$(152,469)	$—	$(152,469)	$—	$152,468	$(1)

	December 31, 2015
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$3,830	$—	$3,830	$(3,605)	$—	$225
Derivative liabilities	(69,135)	—	(69,135)	3,605	65,530	—
	$(65,305)	$—	$(65,305)	$—	$65,530	$225
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At June 30, 2016, the Company had pledged investment securities available for sale with a carrying amount of $89 million and cash on deposit of $98 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$70,338	$(27,783)	$42,555	$(18,774)	$7,632	$(11,142)
Amounts reclassified to gain (loss) on investment securities available for sale, net	(3,858)	1,524	(2,334)	(1,128)	445	(683)
Net change in unrealized gains on investment securities available for sale	66,480	(26,259)	40,221	(19,902)	8,077	(11,825)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(24,195)	9,557	(14,638)	15,136	(5,496)	9,640
Amounts reclassified to interest expense on deposits	—	—	—	1,433	(579)	854
Amounts reclassified to interest expense on borrowings	4,305	(1,701)	2,604	5,098	(2,061)	3,037
Net change in unrealized losses on derivative instruments	(19,890)	7,856	(12,034)	21,667	(8,136)	13,531
Other comprehensive income	$46,590	$(18,403)	$28,187	$1,765	$(59)	$1,706

	Six Months Ended June 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$83,097	$(32,823)	$50,274	$4,375	$(2,530)	$1,845
Amounts reclassified to gain on investment securities available for sale, net	(7,057)	2,787	(4,270)	(3,150)	1,244	(1,906)
Net change in unrealized gains on investment securities available for sale	76,040	(30,036)	46,004	1,225	(1,286)	(61)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(66,121)	26,118	(40,003)	(5,551)	2,484	(3,067)
Amounts reclassified to interest expense on deposits	—	—	—	2,853	(1,127)	1,726
Amounts reclassified to interest expense on borrowings	9,309	(3,677)	5,632	10,221	(4,037)	6,184
Net change in unrealized losses on derivative instruments	(56,812)	22,441	(34,371)	7,523	(2,680)	4,843
Other comprehensive income	$19,228	$(7,595)	$11,633	$8,748	$(3,966)	$4,782

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income (loss)	46,004	(34,371)	11,633
Balance at June 30, 2016	$87,539	$(53,724)	$33,815

Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive income (loss)	(61)	4,843	4,782
Balance at June 30, 2015	$68,261	$(17,127)	$51,134

Note 9    Equity Based and Other Compensation Plans
During the six months ended June 30, 2016, the Company granted 633,388 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $30.71 to $33.76, and had an aggregate fair value of $19.6 million. The total unrecognized compensation cost of $27.9 million for all unvested share awards outstanding at June 30, 2016 will be recognized over a weighted average remaining period of 2.04 years.
During the six months ended June 30, 2015, the Company granted 605,115 unvested share awards under the 2010 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $31.35 to $34.06, and had an aggregate fair value of $19.1 million.
Executive share-based awards
Two of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). RSUs represent a fixed number of shares and vest in equal tranches over 3 years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of a three-year performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting. During the six months ended June 30, 2016, 57,873 RSUs and 57,873 PSUs were granted. The RSUs were valued at the closing price of the Company's common stock on the date of grant of $29.85. The performance criteria established for the PSUs granted in 2016 include both performance and market conditions. The grant-date value of the PSUs was determined based on the closing price of the Company's common stock on the date of grant and a discount related to the market condition, considering the probability of meeting the defined performance conditions.
Certain other of the Company's executives are eligible to receive unvested share awards at the end of one-year performance periods. The dollar value of share awards to be granted is based on the achievement of performance criteria pre-established annually by the Compensation Committee. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments in the Company's consolidated balance sheets and compensation cost is recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant.
Compensation cost related to performance based executive share-based awards is recognized during the performance period based on the probable outcome of the respective performance conditions. The total unrecognized compensation cost of $4.3 million for these executive share-based awards at June 30, 2016 will be recognized over a weighted average remaining period of 2.85 years.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

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
The Company uses third-party pricing services in determining fair value measurements for investment securities. To obtain an understanding of the methodologies and assumptions used, management reviews written documentation provided by the pricing services, conducts interviews with valuation desk personnel and reviews model results and detailed assumptions used to value selected securities as considered necessary. Management has established a robust price challenge process that includes a review by the treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from expectations is challenged. If considered necessary to resolve any discrepancies, a price will be obtained from an additional independent valuation source. The Company does not typically adjust the prices provided, other than through this established challenge process. The results of price challenges are subject to review by executive management. The Company has also established a quarterly process whereby prices provided by its primary pricing service for a sample of securities are validated. Any price discrepancies are resolved based on careful consideration of the assumptions and inputs employed by each of the pricing sources.
Servicing rights—Commercial servicing rights are valued using a discounted cash flow methodology incorporating contractually specified servicing fees and market based assumptions about prepayments, discount rates, default rates and costs of servicing. Prepayment and default assumptions are based on historical industry data for loans with similar characteristics. Assumptions about costs of servicing are based on market convention. Discount rates are based on rates of return implied by observed trades of underlying loans in the secondary market. Fair value of residential MSRs is estimated using a discounted cash flow technique that incorporates market‑based assumptions including estimated prepayment speeds, contractual servicing fees, cost to service, discount rates, escrow account earnings, ancillary income, and estimated defaults. Due to the nature of the valuation inputs and the limited availability of market pricing, servicing rights are classified as level 3.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$5,017	$—	$—	$5,017
U.S. Government agency and sponsored enterprise residential MBS	—	1,310,709	—	1,310,709
U.S. Government agency and sponsored enterprise commercial MBS	—	116,883	—	116,883
Re-Remics	—	61,775	—	61,775
Private label residential MBS and CMOs	—	386,602	131,156	517,758
Private label commercial MBS	—	1,380,883	—	1,380,883
Single family rental real estate-backed securities	—	807,662	—	807,662
Collateralized loan obligations	—	306,919	—	306,919
Non-mortgage asset-backed securities	—	175,545	—	175,545
Preferred stocks	64,787	11,394	—	76,181
State and municipal obligations	—	534,664	—	534,664
SBA securities	—	383,694	—	383,694
Other debt securities	—	3,450	4,292	7,742
Servicing rights	—	—	24,891	24,891
Derivative assets	—	61,471	—	61,471
Total assets at fair value	$69,804	$5,541,651	$160,339	$5,771,794
Derivative liabilities	$—	$152,493	$—	$152,493
Total liabilities at fair value	$—	$152,493	$—	$152,493

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential MBS	—	1,178,318	—	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	—	96,814	—	96,814
Re-Remics	—	89,691	—	89,691
Private label residential MBS and CMOs	—	403,729	140,883	544,612
Private label commercial MBS	—	1,218,740	—	1,218,740
Single family rental real estate-backed securities	—	636,705	—	636,705
Collateralized loan obligations	—	306,877	—	306,877
Non-mortgage asset-backed securities	—	56,500	—	56,500
Preferred stocks	82,613	596	—	83,209
State and municipal obligations	—	361,753	—	361,753
SBA securities	—	273,336	—	273,336
Other debt securities	—	3,455	4,532	7,987
Servicing rights	—	—	11,548	11,548
Derivative assets		34,345	4	34,349
Total assets at fair value	$87,610	$4,660,859	$156,967	$4,905,436
Derivative liabilities	$—	$69,524	$—	$69,524
Total liabilities at fair value	$—	$69,524	$—	$69,524
There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2016 and 2015.
The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended June 30,
	2016			2015
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$135,094	$4,330	$24,844	$162,984	$4,700	$—
Gains (losses) for the period included in:
Net income	—	—	(1,611)	—	—	(620)
Other comprehensive income	902	(51)	—	(1,714)	82	—
Discount accretion	1,470	25	—	894	43	—
Purchases or additions	—	—	1,658	—	—	11,710
Sales	—	—	—	—	—	—
Settlements	(6,310)	(12)	—	(6,257)	(32)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$131,156	$4,292	$24,891	$155,907	$4,793	$11,090

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

	Six Months Ended June 30,
	2016			2015
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$140,883	$4,532	$20,017	$168,077	$4,918	$—
Gains (losses) for the period included in:
Net income	—	—	(3,614)	—	—	(620)
Other comprehensive income	(527)	(267)	—	(2,824)	(150)	—
Discount accretion	3,081	52	—	2,603	72	—
Purchases or additions	—	—	8,488	—	—	11,710
Sales	—	—	—	—	—	—
Settlements	(12,281)	(25)	—	(11,949)	(47)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$131,156	$4,292	$24,891	$155,907	$4,793	$11,090

Activity related to derivative assets and liabilities classified in level 3 of the fair value hierarchy was not significant during the periods reported above. Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to discount rates and valuation assumptions, as well as other changes such as runoffs and the passage of time. The amount of unrealized losses included in earnings for the six months ended June 30, 2016 that were related to servicing assets held at June 30, 2016 totaled approximately $1.3 million and were primarily due to changes in discount rates and valuation assumptions.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2016 consisted of pooled trust preferred securities with a fair value of $4 million and private label residential MBS and CMOs with a fair value of $131 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at June 30, 2016 were 16.5%, 13.4% and 1.6% for investment grade, non-investment grade and option-arm securities, respectively. There were $27 million of option-arm securities with a subordination level of zero at June 30, 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of June 30, 2016 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2016
Investment grade	$55,406	Discounted cash flow	Voluntary prepayment rate	1.53% - 24.00% (13.02%)
			Probability of default	0.00% - 13.29% (1.54%)
			Loss severity	0.00% - 81.31% (27.95%)
			Discount rate	2.61% - 5.57% (3.37%)

Non-investment grade	$46,587	Discounted cash flow	Voluntary prepayment rate	0.30% - 40.07% (13.15%)
			Probability of default	0.00% - 4.34% (1.34%)
			Loss severity	0.00% - 71.46% (19.85%)
			Discount rate	2.54% - 25.92% (5.97%)

Option-arm (non-investment grade)	$29,163	Discounted cash flow	Voluntary prepayment rate	3.51% - 3.51% (3.51%)
			Probability of default	3.26% - 3.26% (3.26%)
			Loss severity	57.88% - 57.88% (57.88%)
			Discount rate	3.28% - 13.60% (5.72%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of June 30, 2016 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	June 30, 2016
Residential MSRs	$12,817	Discounted cash flow	Prepayment rate	4.46% - 22.39% (12.32%)
			Discount rate	9.38% - 9.44% (9.39%)

Commercial servicing rights	$12,074	Discounted cash flow	Prepayment rate	0.94% - 10.35% (7.74%)
			Discount rate	7.81% - 13.32% (11.64%)
Increases in prepayment rates or discount rates would result in lower fair value measurements and decreases in prepayment rates or discount rates would result in higher fair value measurements. Although the prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions.
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
June 30, 2016

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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	June 30, 2016				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
OREO and repossessed assets	$—	$—	$7,345	$7,345	$(360)	$(368)
Impaired loans	$—	$—	$33,672	$33,672	$(6,278)	$(9,944)

	June 30, 2015				Gains (Losses) from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
OREO	$—	$—	$6,027	$6,027	$173	$(392)
Impaired loans	$—	$—	$31,676	$31,676	$(2,111)	$(9,390)
Residential MSRs	$—	$—	$5,355	$5,355	$165	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$359,674	$359,674	$267,500	$267,500
Investment securities available for sale	1/2/3	5,685,432	5,685,432	4,859,539	4,859,539
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	271,734	271,734	219,997	219,997
Loans held for sale	2	32,582	36,100	47,410	50,080
Loans:
Covered	3	713,140	1,364,918	804,672	1,535,688
Non-covered	3	17,370,744	17,694,417	15,706,103	15,925,405
FDIC Indemnification asset	3	633,744	320,324	739,880	361,364
Accrued interest receivable	2	61,936	61,936	47,654	47,654
Derivative assets	2	61,471	61,471	34,349	34,349
Liabilities:
Demand, savings and money market deposits	2	$12,735,551	$12,735,551	$12,330,410	$12,330,410
Time deposits	2	5,496,502	5,522,260	4,608,091	4,630,572
FHLB advances	2	4,943,903	4,949,245	4,008,464	4,008,621
Notes and other borrowings	2	402,762	428,234	402,545	392,219
Accrued interest payable	2	6,864	6,864	5,638	5,638
Derivative liabilities	2	152,493	152,493	69,524	69,524
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
June 30, 2016

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
Note 11     Commitments and Contingencies
The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Unfunded commitments under lines of credit include $14.3 million available under non-cancellable commitments in effect at the date of the FSB Acquisition, which are covered under the Single Family Shared-Loss Agreement if prescribed conditions are met.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2016

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
Total lending related commitments outstanding at June 30, 2016 were as follows (in thousands):

Commitments to fund loans	$651,824
Commitments to purchase loans	162,515
Unfunded commitments under lines of credit	1,715,763
Commercial and standby letters of credit	74,330
$2,604,432
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2016 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report on Form 10-K”).

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
Performance highlights include:

•
Net income for the quarter ended June 30, 2016 was $56.7 million, or $0.52 per diluted share, compared to $46.6 million, or $0.43 per diluted share for the quarter ended June 30, 2015. For the six months ended June 30, 2016, net income was $111.6 million, or $1.03 per diluted share compared to $93.1 million, or $0.87 per diluted share. Earnings for the six months ended June 30, 2016 generated a return on average stockholders' equity of 9.79% and a return on average assets of 0.90%.

•
Net interest income increased by $33.3 million to $214.3 million for the quarter ended June 30, 2016 from $181.0 million for the quarter ended June 30, 2015. The net interest margin, calculated on a tax-equivalent basis, decreased to 3.75% for the three months ended June 30, 2016 from 3.95% for the three months ended June 30, 2015. The origination of new loans at current market yields lower than those on loans acquired in the FSB Acquisition and the cost of the senior notes issued in November 2015 were the most significant contributors to the decline in the net interest margin.

•
Total interest earning assets increased by $1.6 billion during the second quarter of 2016. New loans and leases, including equipment under operating lease, grew by $1.2 billion during the quarter. For the six months ended June 30, 2016, new loans and leases increased by $1.7 billion.

•
Asset quality remained strong. At June 30, 2016, 97.8% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.46% and the ratio of non-covered non-performing assets to total assets was 0.32% at June 30, 2016.

•
Total deposits grew by $718 million for the second quarter of 2016 to $18.2 billion. The average cost of total deposits increased to 0.66% for the three months ended June 30, 2016 from 0.60% for the three months ended June 30, 2015.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 8.7%, a CET1 risk-based capital ratio and Tier 1 risk-based capital ratio of 11.8% and a Total risk-based capital ratio of 12.6% at June 30, 2016.

•	Book value and tangible book value per common share grew to $22.38 and $21.63, respectively, at June 30, 2016.
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
Net interest income is also impacted by the accounting for ACI loans and to a declining extent, the accretion of fair value adjustments recorded in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 3.7% and 6.1% of total loans, including premiums, discounts and deferred fees and costs, at June 30, 2016 and 2015, respectively. As this trend continues, we expect our net interest margin and interest rate spread to continue to decrease, although at a declining rate.
The impact of accretion and ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

The following tables present, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 35.0% (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$17,627,385	$226,106	5.14%	$13,765,655	$187,730	5.46%
Investment securities (3)	5,594,891	39,442	2.82%	4,573,148	27,118	2.37%
Other interest earning assets	534,119	3,124	2.35%	452,272	2,340	2.07%
Total interest earning assets	23,756,395	268,672	4.53%	18,791,075	217,188	4.63%
Allowance for loan and lease losses	(131,061)			(104,402)
Non-interest earning assets	1,950,846			1,948,382
Total assets	$25,576,180			$20,635,055
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,435,252	2,115	0.59%	$1,121,215	1,290	0.46%
Savings and money market deposits	8,152,354	12,314	0.61%	6,602,690	8,927	0.54%
Time deposits	5,189,699	14,404	1.12%	4,190,187	11,638	1.11%
Total interest bearing deposits	14,777,305	28,833	0.78%	11,914,092	21,855	0.74%
FHLB advances	4,715,960	11,999	1.02%	3,599,635	9,492	1.06%
Notes and other borrowings	402,751	5,322	5.31%	11,307	309	10.96%
Total interest bearing liabilities	19,896,016	46,154	0.93%	15,525,034	31,656	0.82%
Non-interest bearing demand deposits	2,943,378			2,675,306
Other non-interest bearing liabilities	415,071			285,760
Total liabilities	23,254,465			18,486,100
Stockholders' equity	2,321,715			2,148,955
Total liabilities and stockholders' equity	$25,576,180			$20,635,055
Net interest income		$222,518			$185,532
Interest rate spread			3.60%			3.81%
Net interest margin			3.75%			3.95%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $5.5 million and $3.7 million, and the tax-equivalent adjustment for tax-exempt investment securities was $2.7 million and $0.8 million, for the three months ended June 30, 2016 and 2015, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest(1)	Yield/ Rate(1) (2)	Average Balance	Interest(1)	Yield/ Rate(1) (2)
Assets:
Interest earning assets:
Loans	$17,172,942	$445,733	5.20%	$13,232,955	$362,633	5.50%
Investment securities (3)	5,375,775	75,217	2.80%	4,529,279	56,115	2.48%
Other interest earning assets	517,978	5,814	2.26%	469,989	4,623	1.98%
Total interest earning assets	23,066,695	526,764	4.58%	18,232,223	423,371	4.66%
Allowance for loan and lease losses	(130,245)			(101,149)
Non-interest earning assets	1,978,162			1,955,576
Total assets	$24,914,612			$20,086,650
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,292,458	3,916	0.61%	$1,016,051	2,333	0.46%
Savings and money market deposits	8,130,074	24,311	0.60%	6,360,315	16,687	0.53%
Time deposits	4,979,686	27,232	1.10%	4,116,330	22,839	1.12%
Total interest bearing deposits	14,402,218	55,459	0.77%	11,492,696	41,859	0.73%
FHLB advances	4,473,793	24,016	1.08%	3,480,322	18,332	1.06%
Notes and other borrowings	403,023	10,645	5.31%	11,212	620	11.15%
Total interest bearing liabilities	19,279,034	90,120	0.94%	14,984,230	60,811	0.82%
Non-interest bearing demand deposits	2,926,585			2,708,808
Other non-interest bearing liabilities	417,467			274,845
Total liabilities	22,623,086			17,967,883
Stockholders' equity	2,291,526			2,118,767
Total liabilities and stockholders' equity	$24,914,612			$20,086,650
Net interest income		$436,644			$362,560
Interest rate spread			3.64%			3.84%
Net interest margin			3.79%			3.99%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $10.5 million and $7.2 million, and the tax-equivalent adjustment for tax-exempt investment securities was $5.0 million and $1.6 million, for the six months ended June 30, 2016 and 2015, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Net interest income, calculated on a tax-equivalent basis, was $222.5 million for the three months ended June 30, 2016 compared to $185.5 million for the three months ended June 30, 2015, an increase of $37.0 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $51.5 million, offset by an increase in interest expense of $14.5 million.
The increase in tax-equivalent interest income was comprised primarily of a $38.4 million increase in interest income from loans and a $12.3 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.9 billion increase in the average balance outstanding partially offset by a 0.32% decrease in the tax-equivalent yield to 5.14% for the three months ended June 30, 2016 from 5.46% for the three months ended June 30, 2015. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended June 30, 2016 than for 2015. New loans represented 95.4% of the average balance of loans outstanding for the three months ended June 30, 2016 compared to 92.5% for the three months ended June 30, 2015. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•	The tax-equivalent yield on new loans remained relatively steady at 3.51% for the three months ended June 30, 2016, compared to 3.52% for the three months ended June 30, 2015.

•
Interest income on loans acquired in the FSB Acquisition totaled $78.9 million and $75.7 million for the three months ended June 30, 2016 and 2015, respectively. The tax-equivalent yield on those loans increased to 39.38% for the three months ended June 30, 2016 from 29.31% for the three months ended June 30, 2015. The increase in the yield on loans acquired in the FSB Acquisition resulted primarily from improvements in the timing and amount of expected cash flows and corresponding transfers from non-accretable difference to accretable yield for ACI loans.

The average balance of investment securities increased by $1.0 billion for the three months ended June 30, 2016 from the comparable period in 2015 while the tax-equivalent yield increased to 2.82% for the three months ended June 30, 2016 from 2.37% for three months ended June 30, 2015. The increase in tax-equivalent yield reflects (i) investments in longer duration higher-yielding state and municipal obligations, (ii) resetting of rates on floating-rate securities following the FRB's interest rate increase in the fourth quarter of 2015 and (iii) opportunistic purchases of securities with wider spreads.
The components of the increase in interest expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 were a $7.0 million increase in interest expense on deposits, a $2.5 million increase in interest expense on FHLB advances and a $5.0 million increase in interest expense on notes and other borrowings.
The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.9 billion in average interest bearing deposits. The average cost of interest bearing deposits increased to 0.78% for the three months ended June 30, 2016 from 0.74% for the three months ended June 30, 2015. This increase reflected increases in the cost of interest bearing demand deposits and in savings and money market deposits of 0.13% and 0.07%, respectively. These increases were generally driven by growth of deposits in competitive markets.
The increase in interest expense on FHLB advances was driven by an increase in the average balance of $1.1 billion, offset to a small degree by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances decreased to 1.02% for the three months ended June 30, 2016 from 1.06% for the three months ended June 30, 2015, reflecting a reduction in the average rate paid on related pay-fixed interest rate swaps. The increase in interest expense on notes and other borrowings was primarily the result of the issuance of $400 million in senior notes in November 2015.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended June 30, 2016 was 3.75% as compared to 3.95% for the three months ended June 30, 2015. The interest rate spread decreased to 3.60% for the three months ended June 30, 2016 from 3.81% for the three months ended June 30, 2015. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and the cost of the senior notes, as discussed above. We expect the net interest margin and interest rate spread to continue to decline, although at a decreasing rate, as new loans originated at lower current market rates of interest continue to grow and higher yielding loans acquired in the FSB Acquisition are collected or resolved.
Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net interest income, calculated on a tax-equivalent basis, was $436.6 million for the six months ended June 30, 2016 compared to $362.6 million for the six months ended June 30, 2015, an increase of $74.1 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $103.4 million, offset by an increase in interest expense of $29.3 million.
The increase in tax-equivalent interest income was comprised primarily of an $83.1 million increase in interest income from loans and a $19.1 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.9 billion increase in the average balance outstanding partially offset by a 0.30% decrease in the tax-equivalent yield to 5.20% for the six months ended June 30, 2016 from 5.50% for the six months ended June 30, 2015.
The average balance of investment securities increased by $846 million for the six months ended June 30, 2016 from the comparable period in 2015 while the tax-equivalent yield increased to 2.80% for the six months ended June 30, 2016 from 2.48% for six months ended June 30, 2015.
The components of the increase in interest expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 were a $13.6 million increase in interest expense on deposits, a $5.7 million increase in interest expense on FHLB advances and a $10.0 million increase in interest expense on notes and other borrowings, reflecting the senior notes issued in November 2015.
The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.9 billion in average interest bearing deposits. The average cost of interest bearing deposits increased by 0.04% to 0.77% for the six months ended June 30, 2016 from 0.73% for the six months ended June 30, 2015. This increase reflected increases in the cost of interest bearing demand deposits and in savings and money market deposits of 0.15% and 0.07%, respectively, partially offset by a decrease of 0.02% in the cost of time deposits.
Factors contributing to the change in tax-equivalent yields on loans and investment securities and the increase in deposit costs were consistent with those for the three month periods discussed above.
The increase in interest expense on FHLB advances was driven by an increase in the average balance of $1.0 billion, coupled with an increase in the average rate paid on these borrowings. The average rate paid on FHLB advances increased by 0.02% to 1.08% for the six months ended June 30, 2016 from 1.06% for the six months ended June 30, 2015, reflecting a limited extension of maturities.
The net interest margin, calculated on a tax-equivalent basis, for the six months ended June 30, 2016 was 3.79% as compared to 3.99% for the six months ended June 30, 2015. The interest rate spread decreased to 3.64% for the six months ended June 30, 2016 from 3.84% for the six months ended June 30, 2015. The declines in net interest margin and interest rate spread resulted primarily from the same factors as for the three months periods discussed above.
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
For the three months ended June 30, 2016 and 2015, we recorded provisions for loan losses of $14.3 million and $8.4 million, respectively, related to new loans. For the six months ended June 30, 2016 and 2015, we recorded provisions for loan losses of $18.7 million and $17.0 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
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
Non-Interest Income
The Company reported non-interest income of $28.9 million and $21.1 million for the three months ended June 30, 2016 and 2015, respectively. Non-interest income was $52.1 million and $41.8 million for the six months ended June 30, 2016 and 2015, respectively. Although the amounts have declined as a percent of total non-interest income, a significant portion of our non-interest income has historically related to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.

The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from resolution of covered assets, net	$9,545	$13,743	$17,543	$28,897
Net loss on FDIC indemnification	(4,114)	(16,771)	(10,403)	(37,036)
Gain (loss) on sale of covered loans, net	(4,151)	7,417	(4,863)	17,423
Mortgage insurance income, modification incentives and expenses reimbursed, net	436	885	252	2,560
Non-interest income related to the covered assets	1,716	5,274	2,529	11,844
Service charges and fees	4,796	4,492	9,358	8,943
Gain on sale of non-covered loans	3,248	806	5,450	966
Gain on investment securities available for sale, net	3,858	1,128	7,057	3,150
Lease financing	10,974	7,044	21,574	13,281
Other non-interest income	4,265	2,314	6,087	3,615
	$28,857	$21,058	$52,055	$41,799
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

The following table provides further detail of the components of income from resolution of covered assets, net, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Payments in full	$9,386	$13,288	$17,419	$25,584
Foreclosures	(46)	401	174	261
Short sales	27	62	(134)	202
Charge-offs	25	(8)	(74)	(441)
Recoveries	153	—	158	3,291
Income from resolution of covered assets, net	$9,545	$13,743	$17,543	$28,897
The decrease in income for the three and six months ended June 30, 2016 compared to the same periods in 2015 resulted primarily from decreases in income from residential paid in full resolutions. In addition, there was a decrease in recoveries on commercial loans for the six months ended June 30, 2016 compared to the same period in 2015.
The decreases in income from payments in full for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 reflected decreases in resolutions and average income per resolution. Average income per resolution declined in part due to updated cash flow forecasts, reflecting additional history with the performance of covered loans.
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
The following table summarizes the impact of the sale of covered loans for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) on sale of covered loans	$(4,151)	$7,417	$(4,863)	$17,423
Net gain (loss) on FDIC indemnification	3,363	(5,928)	3,932	(14,046)
Net impact on pre-tax earnings	$(788)	$1,489	$(931)	$3,377
Pricing received on the sale of covered loans may vary based on (i) market conditions, including the interest rate environment, the amount of capital seeking investment and the secondary supply of loans with a particular performance history or collateral type, (ii) the type and quality of collateral, (iii) the performance history of loans included in the sale and (iv) whether or not the loans have been modified. The decline in results of these sales for the three and six months ended June 30, 2016 from the comparable periods in 2015 related primarily to the characteristics of the loans sold and the dynamics of secondary market demand for these assets. We anticipate that we will continue to exercise our right to sell covered loans on a quarterly basis in the future.
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
The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. These amounts are included in other non-interest expense in the consolidated financial statements. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item "Net loss on FDIC indemnification."
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$44	$(36)	$8	$(27)	$22	$(5)
Income from resolution of covered assets, net	9,545	(7,636)	1,909	13,743	(10,909)	2,834
Gain (loss) on sale of covered loans	(4,151)	3,363	(788)	7,417	(5,928)	1,489
Loss on covered OREO	(243)	195	(48)	(222)	44	(178)
	$5,195	$(4,114)	$1,081	$20,911	$(16,771)	$4,140

	Six Months Ended June 30,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$801	$(639)	$162	$473	$(380)	$93
Income from resolution of covered assets, net	17,543	(14,034)	3,509	28,897	(23,031)	5,866
Gain (loss) on sale of covered loans	(4,863)	3,932	(931)	17,423	(14,046)	3,377
Loss on covered OREO	(405)	338	(67)	(693)	421	(272)
	$13,076	$(10,403)	$2,673	$46,100	$(37,036)	$9,064

(1)
Transaction income (loss) for the three and six months ended June 30, 2016 and 2015 includes recoveries of $101 thousand, $127 thousand, $18 thousand and $67 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

Other components of non-interest income
The increases in gain on sale of non-covered loans for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 related primarily to gains of $3.2 million and $5.3 million on sales of loans by SBF. SBF was acquired by the Company in May 2015.
Gains on investment securities available for sale for the three and six months ended June 30, 2016 and 2015 related to sales of securities in the normal course of managing liquidity, the Company's cash position, portfolio duration and yield.
Income from lease financing increased to $11.0 million and $21.6 million for the three and six months ended June 30, 2016, respectively, compared to $7.0 million and $13.3 million for the three and six months ended June 30, 2015, respectively. The increase in income is consistent with the growth of the portfolio of equipment under lease.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee compensation and benefits	$55,752	$51,845	$111,212	$101,324
Occupancy and equipment	18,784	18,934	37,775	37,104
Amortization of FDIC indemnification asset	38,060	26,460	77,754	48,465
Deposit insurance expense	4,231	3,163	7,923	6,081
Professional fees	3,604	2,680	6,235	5,978
Telecommunications and data processing	3,721	3,345	7,054	6,816
Depreciation of equipment under operating lease	6,647	4,073	13,149	7,511
Other non-interest expense	13,313	12,948	25,118	24,313
	$144,112	$123,448	$286,220	$237,592
Annualized non-interest expense as a percentage of average assets was 2.3% and 2.4% for the three and six months ended June 30, 2016 and 2015, respectively. Excluding amortization of the FDIC indemnification asset, annualized non-interest expense as a percentage of average assets was 1.7% and 1.9% for the three and six months ended June 30, 2016 and 2015, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three and six months ended June 30, 2016 increased by $3.9 million and $9.9 million as compared to the corresponding periods in 2015. This increase reflected higher head count from the overall growth of the Company, including the SBF acquisition in May 2015, as well as annual pay raises.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $38.1 million and $77.8 million, respectively, for the three and six months ended June 30, 2016 compared to $26.5 million and $48.5 million, respectively, for the three and six months ended June 30, 2015.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and six months ended June 30, 2016, the average rate at which the FDIC indemnification asset was amortized was 23.08% and 22.65%, respectively, compared to 11.89% and 10.61%, respectively, during the comparable periods in 2015.
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
See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the six months ended June 30, 2016 and the year ended December 31, 2015. Subsequent to the termination of loss sharing under the Commercial Shared-Loss Agreement in 2014, the entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
FDIC indemnification asset	$633,744	$739,880
Less expected amortization	(291,322)	(342,317)
Amount expected to be collected from the FDIC	$342,422	$397,563
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
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $2.6 million and $5.6 million for the three and six months ended June 30, 2016 as compared to the comparable periods in 2015. These increases correspond to the growth of the portfolio of equipment under operating lease.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, insurance, travel and general office expense.
Income Taxes
The Company's effective tax rate was 33.0% and 33.9% for the three and six months ended June 30, 2016, respectively, compared to 33.5% and 34.1% for the three and six months ended June 30, 2015, respectively. The most significant components included in the reconciliation of the Company's effective tax rate to the statutory federal tax rate of 35.0% were the effect of state income taxes and the impact of income not subject to federal tax.
Analysis of Financial Condition
Average interest-earning assets increased $4.8 billion to $23.1 billion for the six months ended June 30, 2016 from $18.2 billion for the six months ended June 30, 2015. This increase was driven by a $3.9 billion increase in the average balance of outstanding loans and an $846 million increase in the average balance of investment securities. The increase in average loans reflected growth of $4.2 billion in average new loans outstanding, partially offset by a $243 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets remained relatively consistent period over period, reflecting a decrease in the FDIC indemnification asset and offsetting increases in equipment under operating lease, net and other assets. Growth of the new loan and lease portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $4.3 billion to $19.3 billion for the six months ended June 30, 2016 from $15.0 billion for the six months ended June 30, 2015, due to an increase of $2.9 billion in average interest bearing deposits, a $1.0 billion increase in average FHLB advances and a $392 million increase in average notes and other borrowings. Average non-interest bearing deposits increased by $218 million.
Average stockholders' equity increased by $173 million, due primarily to the retention of earnings.

Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$4,998	$5,017	$4,997	$4,997
U.S. Government agency and sponsored enterprise residential MBS	1,290,739	1,310,709	1,167,197	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	113,057	116,883	95,997	96,814
Re-Remics	60,857	61,775	88,658	89,691
Private label residential MBS and CMOs	469,078	517,758	502,723	544,612
Private label commercial MBS	1,365,610	1,380,883	1,219,355	1,218,740
Single family rental real estate-backed securities	807,331	807,662	646,156	636,705
Collateralized loan obligations	309,647	306,919	309,615	306,877
Non-mortgage asset-backed securities	171,995	175,545	54,981	56,500
Preferred stocks	66,297	76,181	75,742	83,209
State and municipal obligations	496,250	534,664	351,456	361,753
SBA securities	381,351	383,694	270,553	273,336
Other debt securities	3,928	7,742	3,854	7,987
	$5,541,138	$5,685,432	$4,791,284	$4,859,539
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of June 30, 2016 was 4.9 years and the effective duration was 1.8 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally serve to prohibit us from holding an ownership interest in a covered fund, as such terms are defined in the regulations. There are Re-Remic securities in our portfolio that we believe may be deemed impermissible investments under the regulations. At June 30, 2016, we held Re-Remics with a carrying value of $62 million, the majority of which were in unrealized gain positions. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We will continue to evaluate our holdings in light of the regulations and further interpretations or implementation guidance that may be forthcoming, if any. As currently promulgated, we must be in compliance with the regulations implementing the Volcker Rule by July 2017 as it pertains to legacy covered funds, as defined.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of June 30, 2016. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$5,017	0.92%	$—	—%	$—	—%	$5,017	0.92%
U.S. Government agency and sponsored enterprise residential MBS	231,641	2.81%	525,267	2.46%	388,857	1.42%	164,944	1.35%	1,310,709	2.07%
U.S. Government agency and sponsored enterprise commercial MBS	9,285	2.48%	28,070	2.47%	59,269	2.79%	20,259	3.03%	116,883	2.73%
Re-Remics	37,763	3.64%	24,012	3.83%	—	—%	—	—%	61,775	3.71%
Private label residential MBS and CMOs	95,568	4.79%	242,775	4.70%	143,527	4.82%	35,888	9.21%	517,758	5.00%
Private label commercial MBS	31,936	3.24%	776,045	2.95%	497,736	2.45%	75,166	3.04%	1,380,883	2.78%
Single family rental real estate-backed securities	1,965	2.64%	781,267	2.30%	24,430	3.73%	—	—%	807,662	2.34%
Collateralized loan obligations	—	—%	237,136	2.54%	69,783	3.07%	—	—%	306,919	2.66%
Non-mortgage asset-backed securities	14,732	3.06%	40,960	3.29%	119,853	2.74%	—	—%	175,545	2.90%
State and municipal obligations	—	—%	—	—%	534,664	4.59%	—	—%	534,664	4.59%
SBA securities	62,428	1.92%	165,096	1.90%	95,500	1.86%	60,670	1.82%	383,694	1.88%
Other debt securities	—	—%	—	—%	—	—%	7,742	7.91%	7,742	7.91%
	$485,318	3.18%	$2,825,645	2.74%	$1,933,619	3.05%	$364,669	2.78%	5,609,251	2.85%
Preferred stocks with no scheduled maturity									76,181	8.02%
Total investment securities available for sale									$5,685,432	2.92%
The available for sale investment securities portfolio was in a net unrealized gain position of $144 million at June 30, 2016 with aggregate fair value equal to 102.6% of amortized cost. Net unrealized gains included $159 million of gross unrealized gains and $14 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at June 30, 2016 had an aggregate fair value of $1.7 billion. At June 30, 2016, 91.0% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $85 million were rated below investment grade or not rated at June 30, 2016, all of which were acquired in the FSB Acquisition and in unrealized gain positions at June 30, 2016.
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
No securities were determined to be other-than-temporarily impaired at June 30, 2016 or 2015, or during the three and six months then ended.
We do not intend to sell securities in significant unrealized loss positions. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at June 30, 2016 were primarily attributable to widening credit spreads and, for certain securities, increased extension risk.
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
We have also established a quarterly price validation process to assess the propriety of the pricing methodologies utilized by our primary pricing services by independently verifying the prices of a sample of securities in the portfolio. Sample sizes vary based on the type of security being priced, with higher sample sizes applied to more difficult to value security types. Verification procedures may consist of obtaining prices from an additional outside source or internal modeling, generally based on Intex. We have established acceptable percentage deviations from the price provided by the initial pricing source. If deviations fall outside the established parameters, we will obtain and evaluate more detailed information about the assumptions and inputs used by each pricing source or, if considered necessary, employ an additional valuation specialist to price the security in question. Pricing issues identified through this evaluation are addressed with the applicable pricing service and methodologies or inputs are revised as determined necessary, Depending on the results of the validation process, sample sizes may be extended for particular classes of securities. Results of the validation process are reviewed by the treasury front office and by senior management.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At June 30, 2016 and December 31, 2015, 2.4% and 3.0%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at June 30, 2016 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the six months ended June 30, 2016 and 2015.

For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at June 30, 2016 included $32.6 million of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three and six months ended June 30, 2016 and 2015. We anticipate growth in loan sales and servicing and related revenue from SBF in the future.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	June 30, 2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,153,822	$—	$622,306	$40,482	$3,816,610	21.0%
Home equity loans and lines of credit	1,172	—	3,510	57,174	61,856	0.3%
	3,154,994	—	625,816	97,656	3,878,466	21.3%
Commercial:
Multi-family	3,675,945	24,577	—	—	3,700,522	20.3%
Commercial real estate
Owner occupied	1,582,084	9,638	—	—	1,591,722	8.8%
Non-owner occupied	3,439,888	13,981	—	—	3,453,869	19.0%
Construction and land	400,231	—	—	—	400,231	2.2%
Commercial and industrial	2,981,955	1,031	—	—	2,982,986	16.4%
Commercial lending subsidiaries	2,139,795	—	—	—	2,139,795	11.8%
	14,219,898	49,227	—	—	14,269,125	78.5%
Consumer	31,587	8	—	—	31,595	0.2%
Total loans	17,406,479	49,235	625,816	97,656	18,179,186	100.0%
Premiums, discounts and deferred fees and costs, net	47,295	—	—	(6,879)	40,416
Loans including premiums, discounts and deferred fees and costs	17,453,774	49,235	625,816	90,777	18,219,602
Allowance for loan and lease losses	(132,265)	—	—	(3,453)	(135,718)
Loans, net	$17,321,509	$49,235	$625,816	$87,324	$18,083,884

	December 31, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,883,470	$—	$699,039	$46,110	$3,628,619	21.9%
Home equity loans and lines of credit	806	—	4,831	67,493	73,130	0.4%
	2,884,276	—	703,870	113,603	3,701,749	22.3%
Commercial:
Multi-family	3,447,526	24,636	—	—	3,472,162	20.9%
Commercial real estate
Owner occupied	1,338,184	16,567	—	—	1,354,751	8.2%
Non-owner occupied	2,885,226	25,101	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	—	347,676	2.1%
Commercial and industrial	2,769,813	1,062	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	—	2,003,984	12.1%
	12,792,409	67,366	—	—	12,859,775	77.5%
Consumer	35,173	10	—	—	35,183	0.2%
Total loans	15,711,858	67,376	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	—	(7,933)	39,896
Loans including premiums, discounts and deferred fees and costs	15,759,687	67,376	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	—	(4,868)	(125,828)
Loans, net	$15,638,727	$67,376	$703,870	$100,802	$16,510,775
Total loans, including premiums, discounts and deferred fees and costs, increased by $1.6 billion to $18.2 billion at June 30, 2016, from $16.6 billion at December 31, 2015. New loans grew by $1.7 billion while loans acquired in the FSB Acquisition declined by $111 million from December 31, 2015 to June 30, 2016. New residential loans grew by $271 million and new commercial loans grew by $1.4 billion during the six months ended June 30, 2016.
Growth in new loans, including premiums, discounts and deferred fees and costs, for the six months ended June 30, 2016 included $431 million for the Florida franchise, $647 million for the New York franchise and $616 million for the national platforms.

The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2016
	Florida	New York	National	Total
Residential	$244,614	$244,644	$2,707,460	$3,196,718
Commercial:
Multi-family	451,107	3,229,600	—	3,680,707
Commercial real estate				—
Owner occupied	959,762	527,242	95,946	1,582,950
Non-owner occupied	2,074,842	1,270,438	88,186	3,433,466
Construction and land	279,069	107,447	13,322	399,838
Commercial and industrial	1,925,165	750,252	304,316	2,979,733
Commercial lending subsidiaries	—	—	2,148,856	2,148,856
Consumer	27,835	3,671	—	31,506
	$5,962,394	$6,133,294	$5,358,086	$17,453,774
	34.2%	35.1%	30.7%	100.0%

	December 31, 2015
	Florida	New York	National	Total
Residential	$246,751	$228,741	$2,449,935	$2,925,427
Commercial:
Multi-family	500,400	2,951,573	—	3,451,973
Commercial real estate				—
Owner occupied	840,364	418,935	79,648	1,338,947
Non-owner occupied	1,715,352	1,086,224	78,541	2,880,117
Construction and land	224,259	106,973	15,739	346,971
Commercial and industrial	1,974,179	688,691	105,658	2,768,528
Commercial lending subsidiaries	—	—	2,012,646	2,012,646
Consumer	29,820	5,258	—	35,078
	$5,531,125	$5,486,395	$4,742,167	$15,759,687
	35.1%	34.8%	30.1%	100.0%
Residential Mortgages
Residential mortgages totaled $3.9 billion, or 21.3% of total loans and $3.7 billion, or 22.3% of total loans at June 30, 2016 and December 31, 2015, respectively.
The new residential loan portfolio includes both loans originated through retail channels in our Florida and New York geographic footprint and loans purchased on a national basis through established correspondent channels. New residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2016, 33.8% of the new residential loan portfolio were fixed rate loans. The ARM portfolio included 5/1, 7/1 and 10/1 ARMs. At June 30, 2016, $160 million or 5.0% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. In January 2016, we terminated our retail residential mortgage origination business, but we continue to purchase residential loans through correspondent channels.
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

The geographic concentration of the new 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollar in thousands):

	June 30, 2016		December 31, 2015
California	$901,774	28.2%	$948,301	32.4%
New York	653,666	20.5%	548,181	18.7%
Florida	457,228	14.3%	422,638	14.5%
Others (1)	1,182,878	37.0%	1,005,501	34.4%
	$3,195,546	100.0%	$2,924,621	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at June 30, 2016 or December 31, 2015.
Commercial loans
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction loans, land loans, commercial and industrial loans and direct financing leases.
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 81.7% and 81.4% of new loans as of June 30, 2016 and December 31, 2015, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 2.2% of the total loan portfolio at June 30, 2016. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At June 30, 2016, the recorded investment in construction loans with available interest reserves totaled $92 million; the amount of available interest reserves totaled $2 million. All of these loans were rated “pass” at June 30, 2016.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans and leases, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $1.1 billion at June 30, 2016, typically relationship based loans to borrowers in our geographic footprint.
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

The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Pinnacle	$1,200,922	$1,085,981
Bridge - franchise finance	456,013	440,375
Bridge - transportation equipment finance	491,921	486,290
SBF	219,757	197,953
Mortgage warehouse lending	282,013	81,633
	$2,650,626	$2,292,232
The geographic concentration of the commercial loans in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2016		December 31, 2015
Florida	$528,422	19.9%	$537,111	23.4%
California	382,406	14.4%	188,338	8.2%
Iowa	169,783	6.4%	159,142	6.9%
Virginia	138,801	5.2%	113,486	5.0%
Nevada	116,931	4.4%	101,370	4.4%
Texas	111,660	4.2%	90,989	4.0%
All others (1)	1,202,623	45.5%	1,101,796	48.1%
	$2,650,626	100.0%	$2,292,232	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at June 30, 2016.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Asset Quality
In discussing asset quality, we distinguish between new loans and loans acquired in the FSB Acquisition. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. Loss sharing under the Commercial Shared-Loss Agreement was terminated on May 21, 2014. At June 30, 2016, loans covered under the Single Family Shared-Loss Agreement totaled $717 million.
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
Loan performance is monitored by our credit administration and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. At June 30, 2016, the defined thresholds ranged from $1 million to $3 million. Additionally, commercial loans are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
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
At June 30, 2016, new commercial loans with aggregate balances of $83 million, $231 million and $7 million were rated special mention, substandard and doubtful, respectively. At December 31, 2015, new commercial loans aggregating $32 million, $198 million and $6 million were rated special mention, substandard and doubtful, respectively. The balance of substandard loans at June 30, 2016 includes approximately $118 million of taxi medallion finance loans. Criticized and classified assets represented 2.2% of the new commercial portfolio at June 30, 2016. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $200 million at June 30, 2016. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined in recent periods due to competitive developments in the transportation-for-hire industry. We update our analysis of the cash flow generating capacity of the operation of medallions on a regular basis using current available taxi industry data from which prospective debt service capacity is estimated. This analysis is based on an extensive data set typically made available by the New York Taxi and Limousine Commission semi-annually and assumptions that we believe to be generally conservative regarding fleet utilization and borrower expenses. Actual debt service coverage of our medallion loans may in some cases be more favorable than these cash flow capacity estimates. We also consider, if less favorable than our analysis of cash flow generating capacity, available borrower specific financial information. We update our analysis of estimated medallion valuations on a quarterly basis, based on the cash flow capacity estimates and recent medallion transfer activity. The taxi medallion portfolio had the following characteristics at June 30, 2016:

•	Approximately 94% of the portfolio was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $16.6 million or 8.3% of the portfolio, compared to $7.9 million or 3.7% of the portfolio at December 31, 2015. Loans delinquent by 90 days or more totaled $8.2 million or 4.1% of the portfolio, compared to $1.9 million or 0.9% of the portfolio at December 31, 2015. Loans on non-accrual status totaled $34.3 million at June 30, 2016.

•	At June 30, 2016, $82 million and $118 million of loans were rated pass and substandard, respectively.

•
Based on our updated analysis of medallion values, the weighted average estimated current LTV for loans directly secured by medallions was approximately 75% and approximately 41% of those loans had current LTV in excess of 100%.

•	Approximately 16% of the portfolio consisted of interest only loans.

•
Based on our updated analysis of the estimated cash flow generating capacity of medallions, as discussed above, approximately 48% of loans secured directly by taxi medallions had estimated prospective debt service coverage ratios of less than 1.00, the majority of which were current with respect to payment of principal and interest.

•	The portfolio included 41 loans modified in TDRs with a recorded investment of $29.3 million.

•	In the aggregate, the ALLL related to taxi medallion loans was 7.0% of the outstanding balance at June 30, 2016, compared to 4.7% at December 31, 2015.
We are no longer originating new taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing temporary cash flow challenges to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, shortening amortization periods when possible with an emphasis on converting interest only loans, continuing to monitor industry data and obtain updated borrower and guarantor financial information, and identifying and closely monitoring loans with higher risk profiles. As taxi medallion loans approach maturity or are refinanced, we expect the number and amount of TDRs in this portfolio segment to increase.
Residential
New 1-4 single family residential loans past due more than 30 days totaled $5.5 million and $2.5 million at June 30, 2016 and December 31, 2015, respectively. The amount of these loans 90 days or more past due was $0.2 million and $1.5 million at June 30, 2016 and December 31, 2015, respectively.
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
The following tables show the distribution of new 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	June 30, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.3%	4.8%	22.5%	33.1%
60% - 70%	2.4%	2.9%	3.8%	15.5%	24.6%
70% - 80%	2.9%	4.0%	7.8%	26.2%	40.9%
More than 80%	0.8%	0.1%	0.1%	0.4%	1.4%
	8.6%	10.3%	16.5%	64.6%	100.0%

	December 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.7%	3.4%	4.9%	22.8%	33.8%
60% - 70%	2.4%	2.7%	3.8%	16.4%	25.3%
70% - 80%	2.2%	3.4%	7.2%	26.4%	39.2%
More than 80%	1.0%	0.1%	0.1%	0.5%	1.7%
	8.3%	9.6%	16.0%	66.1%	100.0%
At June 30, 2016, 70.8% of new 1-4 single family residential loans with LTV of more than 80% were insured by the Federal Housing Administration.
At June 30, 2016, the new 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 766 and average LTV of 65.5%. The majority of this portfolio was owner-occupied, with 88.8% primary residence, 8.5% second homes and 2.7% investment properties. In terms of vintage, 12.9% of the portfolio was originated pre-2013, 24.2% in 2013, 21.9% in 2014, 28.3% in 2015 and 12.7% in 2016.
Consumer
At June 30, 2016 and December 31, 2015, there were no delinquent new consumer loans.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At June 30, 2016, ACI loans totaled $675 million and non-ACI loans totaled $91 million, including premiums, discounts and deferred fees and costs.

Residential
At June 30, 2016, residential ACI loans totaled $626 million and residential non-ACI loans totaled $91 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. The fair value of the pools was initially measured based on the expected cash flows from each pool. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition, known as the accretable yield, is being recognized as interest income over the life of each pool. We monitor the pools quarterly to determine whether any significant changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At June 30, 2016, accretable yield on residential ACI loans totaled $784 million and non-accretable difference related to those loans totaled $493 million. Accretable yield on commercial ACI loans totaled $20 million at June 30, 2016, with no significant non-accretable difference remaining.
At June 30, 2016, the recorded investment in non-ACI 1-4 single family residential loans was $34.4 million; $2.0 million or 5.8% of these loans were 30 days or more past due and $0.9 million or 2.7% of these loans were 90 days or more past due. At June 30, 2016, the recorded investment in ACI 1-4 single family residential loans totaled $622.3 million; $26.8 million or 4.3% of these loans were delinquent by 30 days or more and $15.0 million or 2.4% were delinquent by 90 days or more.
At June 30, 2016, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $56.3 million; $4.9 million or 8.8% of these loans were 30 days or more past due and $2.5 million or 4.4% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $3.5 million at June 30, 2016; amounts 30 days or more contractually delinquent were not significant.
Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at June 30, 2016 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	53.2%	42.1%
Scheduled to reset within 12 months	18.1%	16.2%
Scheduled to reset after 12 months	28.7%	41.7%
	100.0%	100.0%
Lien position:
First liens	13.6%	15.5%
Second or third liens	86.4%	84.5%
	100.0%	100.0%
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
Commercial
At June 30, 2016, ACI commercial loans had a carrying value of $49.2 million. The carrying amount of ACI commercial loans that were past due, criticized or classified at June 30, 2016 was not significant.
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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (in thousands):

	June 30, 2016			December 31, 2015
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$930	$375	$1,305	$594	$2,007	$2,601
Home equity loans and lines of credit	2,768	—	2,768	4,724	—	4,724
Total residential loans	3,698	375	4,073	5,318	2,007	7,325
Commercial:
Commercial real estate
Owner occupied	—	21,050	21,050	—	8,274	8,274
Non-owner occupied	—	563	563	—	—	—
Construction and land	—	1,331	1,331	—	—	—
Commercial and industrial	—	49,591	49,591	—	37,782	37,782
Commercial lending subsidiaries	—	7,784	7,784	—	9,920	9,920
Total commercial loans	—	80,319	80,319	—	55,976	55,976
Consumer	—	6	6	—	7	7
Total non-accrual loans	3,698	80,700	84,398	5,318	57,990	63,308
TDRs (1)	—	—	—	7,050	1,175	8,225
Total non-performing loans	3,698	80,700	84,398	12,368	59,165	71,533
OREO	8,848	3,112	11,960	8,853	—	8,853
Repossessed assets	—	1,006	1,006	—	2,337	2,337
Total non-performing assets	12,546	84,818	97,364	21,221	61,502	82,723
Performing TDRs	10,463	48,765	59,228	3,988	5,535	9,523
Total impaired loans and non-performing assets	$23,009	$133,583	$156,592	$25,209	$67,037	$92,246

Non-performing loans to total loans (2)		0.46%	0.46%		0.37%	0.43%
Non-performing assets to total assets (3)		0.32%	0.37%		0.26%	0.35%
ALLL to total loans (2)		0.76%	0.74%		0.76%	0.76%
ALLL to non-performing loans		163.90%	160.81%		204.45%	175.90%
Net charge-offs to average loans (4)		0.09%	0.10%		0.09%	0.10%

(1)	Effective January 1, 2016, we are no longer reporting accruing TDRs as non-performing.

(2)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(4)	Annualized.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $15 million and $20 million at June 30, 2016 and December 31, 2015, respectively.
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
The following table summarizes loans modified in TDRs at June 30, 2016 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential	53	$12,140	$580
Commercial	53	59,241	2,219
	106	$71,381	$2,799
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $157 million, of which $84 million were taxi medallion loans, at June 30, 2016. The majority of these loans were current as to principal and interest at June 30, 2016.
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
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,416 permanent loan modifications through June 30, 2016 and there are 24 trial loan modifications at June 30, 2016. Substantially all of these modified loans were covered ACI loans accounted for in pools.
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
Based on an analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average 16-quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. For non-ACI residential loans, the allowance is initially calculated based on UPB. The total of UPB less the calculated allowance is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any increase or decrease in the allowance for non-ACI residential loans will result in a corresponding increase or decrease in the FDIC indemnification asset.
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
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for new commercial, home equity and consumer loans is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 28 banks at June 30, 2016. Peer bank data is obtained from the Statistics on

Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal finance receivables is based on a historical cumulative default curve for municipal obligations of credit quality comparable to those in the Company’s portfolio.
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

Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at June 30, 2016 or December 31, 2015.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at June 30, 2016 or December 31, 2015.
The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Six Months Ended June 30, 2016
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
Provision for (recovery of) loan losses:
1-4 single family residential	(2,259)	—	123	(2,136)
Home equity loans and lines of credit	2	—	(767)	(765)
Multi-family	278	—	—	278
Commercial real estate
Owner occupied	2,980	—	—	2,980
Non-owner occupied	3,879	—	—	3,879
Construction and land	154	—	—	154
Commercial and industrial	13,853	—	(30)	13,823
Commercial finance subsidiaries	(35)	—	—	(35)
Consumer	(137)	—	—	(137)
Total Provision	18,715	—	(674)	18,041
Charge-offs:
1-4 single family residential	—	—	(312)	(312)
Home equity loans and lines of credit	—	—	(527)	(527)
Commercial real estate
Owner occupied	(1,496)	—	—	(1,496)
Non-owner occupied	(128)	—	—	(128)
Commercial and industrial	(6,077)	—	—	(6,077)
Commercial lending subsidiaries	(1,432)	—	—	(1,432)
Total Charge-offs	(9,133)	—	(839)	(9,972)
Recoveries:
Home equity loans and lines of credit	—	—	68	68
Commercial real estate
Owner occupied	158	—	—	158
Non-owner occupied	—	—	—	—
Commercial and industrial	274	—	30	304
Commercial lending subsidiaries	1,278	—	—	1,278
Consumer	13	—	—	13
Total Recoveries	1,723	—	98	1,821
Net Charge-offs:	(7,410)	—	(741)	(8,151)
Balance at June 30, 2016	$132,265	$—	$3,453	$135,718

	Six Months Ended June 30, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2014	$91,350	$—	$4,192	$95,542
Provision for (recovery of) loan losses:
1-4 single family residential	3,724	—	(385)	3,339
Home equity loans and lines of credit	2	—	11	13
Multi-family	4,103	—	(4)	4,099
Commercial real estate
Owner occupied	(498)	—	—	(498)
Non-owner occupied	2,145	—	—	2,145
Construction and land	98	—	—	98
Commercial and industrial	1,366	—	(28)	1,338
Commercial finance subsidiaries	6,048	—	—	6,048
Consumer	(14)	—	—	(14)
Provision for loan losses:	16,974	—	(406)	16,568
Charge-offs:
Home equity loans and lines of credit	—	—	(1,269)	(1,269)
Commercial and industrial	(1,195)	—	—	(1,195)
Commercial lending subsidiaries	(3,088)	—	—	(3,088)
Total Charge-offs	(4,283)	—	(1,269)	(5,552)
Recoveries:
Home equity loans and lines of credit	—	—	21	21
Multi-family	—	—	4	4
Commercial and industrial	720	—	28	748
Commercial lending subsidiaries	31	—	—	31
Consumer	23	—	—	23
Total Recoveries	774	—	53	827
Net Charge-offs:	(3,509)	—	(1,216)	(4,725)
Balance at June 30, 2015	$104,815	$—	$2,570	$107,385

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	June 30, 2016
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$8,827	$—	$375	$9,202	21.0%
Home equity loans and lines of credit	6	—	3,078	3,084	0.3%
	8,833	—	3,453	12,286	21.3%
Commercial:
Multi-family	22,595	—	—	22,595	20.3%
Commercial real estate
Owner occupied	9,132	—	—	9,132	8.8%
Non-owner occupied	29,930	—	—	29,930	19.0%
Construction and land	3,741	—	—	3,741	2.2%
Commercial and industrial	41,711	—	—	41,711	16.4%
Commercial lending subsidiaries	16,194	—	—	16,194	11.8%
	123,303	—	—	123,303	78.5%
Consumer	129	—	—	129	0.2%
	$132,265	$—	$3,453	$135,718	100.0%

	December 31, 2015
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$11,086	$—	$564	$11,650	21.9%
Home equity loans and lines of credit	4	—	4,304	4,308	0.4%
	11,090	—	4,868	15,958	22.3%
Commercial:
Multi-family	22,317	—	—	22,317	20.9%
Commercial real estate
Owner occupied	7,490	—	—	7,490	8.2%
Non-owner occupied	26,179	—	—	26,179	17.5%
Construction and land	3,587	—	—	3,587	2.1%
Commercial and industrial	33,661	—	—	33,661	16.7%
Commercial lending subsidiaries	16,383	—	—	16,383	12.1%
	109,617	—	—	109,617	77.5%
Consumer	253	—	—	253	0.2%
	$120,960	$—	$4,868	$125,828	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL for new loans at June 30, 2016 as compared to December 31, 2015 reflects the impact of the following offsetting factors: (i) an increase related to growth of the new loan portfolio, (ii) an increase in peer group historical loss rates resulting primarily from the extension of the look back period as discussed above, (iii) an increase in reserves for classified loans, and (iv) a decrease in qualitative reserves. A decrease in the qualitative factor related to economic conditions was the most significant component of the overall net decrease in qualitative reserves. Factors influencing the change in the ALLL as related to specific loan types at June 30, 2016 as compared to December 31, 2015, include:

•	A decrease of $2.3 million for new 1-4 family residential loans primarily reflected decreases in qualitative loss factors related to economic conditions and loan policy exceptions.

•
A $3.8 million increase for new non-owner occupied commercial real estate loans was attributable to the growth of the corresponding loan portfolio, partially offset by net decreases in qualitative loss factors.

•
An increase of $8.1 million for new commercial and industrial loans was primarily driven by increases in reserves for classified loans, including taxi medallion loans. In total, the reserve for taxi medallion loans increased by $4.2 million.

•	A decrease of $0.2 million for commercial lending subsidiaries, in spite of the growth of the portfolio, was primarily attributable to the charge-off of specific reserves on one relationship.

•	The decrease in the reserve for non-ACI loans resulted primarily from a decline in related portfolio balances and an improvement in roll rates for the home equity segment.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Equipment under Operating Lease
Equipment under operating lease primarily consists of railcars leased to North American commercial end-users. The portfolio also includes non-commercial aircraft and other land transport equipment. At June 30, 2016, our operating lease fleet consisted of 4,482 rail cars, including hoppers, tank cars, boxcars, auto carriers, and center beams; 1,182 trailers; 34 tractors; 18 forklifts; and 2 helicopters. The largest concentrations of rail cars were 2,125 hopper cars and 1,534 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $291 million at June 30, 2016 was leased to companies for use in the energy industry, of which three operating lease relationships with assets under lease totaling $52 million were internally risk rated special mention or substandard at June 30, 2016.
There have been no significant impairments of residuals or asset carrying values, missed payments or time off-lease related to the operating lease portfolio to date. One lease was restructured in July 2016, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with lease terms ranging from 3-10 years at June 30, 2016. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
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
Deposits
A breakdown of deposits at the dates indicated is as follows (in thousands):

	June 30, 2016
	Florida	New York	Brokered Deposits	Total
Commercial non-time deposits	$5,077,099	$3,148,230	$4,414	$8,229,743
Consumer non-time deposits	3,220,639	225,253	1,059,916	4,505,808
Time deposits	4,970,973	31,228	494,301	5,496,502
	$13,268,711	$3,404,711	$1,558,631	$18,232,053

	December 31, 2015
	Florida	New York	Brokered Deposits	Total
Commercial non-time deposits	$5,032,117	$2,796,501	$3,352	$7,831,970
Consumer non-time deposits	3,301,366	384,864	812,210	4,498,440
Time deposits	4,267,708	26,631	313,752	4,608,091
	$12,601,191	$3,207,996	$1,129,314	$16,938,501
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,943,378	—%	$2,675,306	—%	$2,926,585	—%	$2,708,808	—%
Interest bearing	1,435,252	0.59%	1,121,215	0.46%	1,292,458	0.61%	1,016,051	0.46%
Money market	7,729,817	0.63%	6,041,055	0.56%	7,693,062	0.62%	5,786,875	0.55%
Savings	422,537	0.23%	561,635	0.33%	437,012	0.24%	573,440	0.33%
Time	5,189,699	1.12%	4,190,187	1.11%	4,979,686	1.10%	4,116,330	1.12%
	$17,720,683	0.66%	$14,589,398	0.60%	$17,328,803	0.64%	$14,201,504	0.59%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2016 (in thousands):

Three months or less	$753,077
Over three through six months	555,235
Over six through twelve months	1,435,901
Over twelve months	1,087,549
$3,831,762

FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The contractual balance of FHLB advances outstanding at June 30, 2016 is scheduled to mature as follows (in thousands):

Maturing in:
2016—31 days or less	$2,150,000
2016—Over 31 days	1,165,000
2017	1,480,000
2018	75,000
2020	75,000
Total contractual balance outstanding	4,945,000
Unamortized modification costs	(1,097)
Carrying value	$4,943,903
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Senior notes	$392,788	$392,326
Capital lease obligations	9,974	10,219
	$402,762	$402,545
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2016 and December 31, 2015, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $2.3 billion at June 30, 2016, an increase of $87 million, or 3.9%, from December 31, 2015 due primarily to the retention of earnings.

The following table provides information regarding regulatory capital ratios for the Company and its banking subsidiary as of June 30, 2016 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BKU:
Tier 1 leverage	$2,218,353	8.74%	N/A (1)	N/A (1)	$1,015,757	4.00%
CET1 risk-based capital	$2,218,353	11.83%	$1,218,907	6.50%	$843,859	4.50%
Tier 1 risk-based capital	$2,218,353	11.83%	$1,500,194	8.00%	$1,125,145	6.00%
Total risk based capital	$2,360,953	12.59%	$1,875,242	10.00%	$1,500,194	8.00%
BankUnited:
Tier 1 leverage	$2,443,407	9.67%	$1,264,016	5.00%	$1,011,213	4.00%
CET1 risk-based capital	$2,443,407	13.09%	$1,213,189	6.50%	$839,900	4.50%
Tier 1 risk-based capital	$2,443,407	13.09%	$1,493,155	8.00%	$1,119,867	6.00%
Total risk based capital	$2,583,722	13.84%	$1,866,444	10.00%	$1,493,155	8.00%

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
For the six months ended June 30, 2016 and 2015, net cash provided by operating activities was $143.4 million and $76.2 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $153.4 million and $143.8 million for the six months ended June 30, 2016 and 2015, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $276.4 million and $328.7 million for the six months ended June 30, 2016 and 2015, respectively. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $18.0 million and $29.1 million for the six months ended June 30, 2016 and 2015, respectively. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity.
The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease. As expected, cash flows from resolution of the loans acquired in the FSB Acquisition are being replaced by operating cash flows from new assets originated with those proceeds, resulting in increasing cash inflows from operating activities for the six months ended June 30, 2016 compared to the corresponding period in 2015. In addition to cash provided by operating activities, the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio, and FHLB advances.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At June 30, 2016, unencumbered investment securities available for sale totaled $3.4 billion. At June 30, 2016, BankUnited had available borrowing capacity at the FHLB of $2.3 billion, unused borrowing capacity at the FRB of $442 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities, a measure of funds expected to be generated by operations over the next 30 days, and borrowing capacity from the FHLB and brokered deposits; divided by (b) the sum of potential deposit runoff, liabilities maturing and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At June 30, 2016, BankUnited’s 30 day total liquidity ratio was 144%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At June 30, 2016, BankUnited’s one year liquidity ratio was 141%. Additional measures of liquidity regularly monitored by ALCO include the ratio of FHLB advances to tier 1 capital plus the ALLL, the ratio of FHLB advances to total assets, a measure of available liquidity to volatile liabilities and brokered deposits to total deposits. At June 30, 2016, BankUnited was within acceptable limits established by ALCO for each of these measures.
As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the Bank, access to capital markets and, to a lesser extent, its own available for sale securities portfolio. There are regulatory limitations that affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing near-term cash obligations.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a most likely rate scenario based on forward interest rate curves versus net interest income in alternative rate scenarios. Simulations are generated based on both static and dynamic balance sheet assumptions. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a plus 100, plus 200, plus 300 and plus 400 basis point change with rates increasing by the magnitude of the rate ramp evenly over the next 12 months as well as flattening yield curve scenarios and instantaneous rate shocks of plus 100, 200, 300 and 400 basis points. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if forecast net interest income, based on a dynamic forecasted balance sheet, in the plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios is within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits and the impact on forecasted net interest income of plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at June 30, 2016:

	Plus 100	Plus 200	Plus 300	Plus 400
Acceptable limits:
Next twelve months	6.0%	10.0%	14.0%	18.0%
Over twelve to twenty-four months	9.0%	13.0%	17.0%	21.0%
June 30, 2016:
Next twelve months	2.7%	5.7%	8.6%	11.7%
Over twelve to twenty-four months	3.4%	7.0%	10.6%	14.7%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates at June 30, 2016 due to the current low rate environment. The parameters established by ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 8%, 13% and 18% in plus 100, 200 and 300 basis point scenarios, respectively. As of June 30, 2016, our simulation for the Company indicated percentage changes from base EVE of (4.1)%, (9.4)% and (14.8)% in plus 100, 200, and 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2016, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.1 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $91 million. There were no interest rate swaps designated as cash flow hedges included in other assets.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $1.8 billion at June 30, 2016. The aggregate fair value of these interest rate swaps and caps included in other assets was $61 million and the aggregate fair value included in other liabilities was $61 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the Consolidated Financial Statements for additional information about derivative financial instruments.

Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of June 30, 2016 (in thousands):

Commitments to fund loans	$651,824
Commitments to purchase loans	162,515
Unfunded commitments under lines of credit	1,715,763
Commercial and standby letters of credit	74,330
$2,604,432
Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2015 Annual Report on Form 10-K.

Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at June 30, 2016 (in thousands except share and per share data):

Total stockholders’ equity	$2,331,146
Less: goodwill and other intangible assets	78,185
Tangible stockholders’ equity	$2,252,961

Common shares issued and outstanding	104,166,800

Book value per common share	$22.38

Tangible book value per common share	$21.63

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
During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of August 2016.

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