Form 10-Q
period 2016-09-30
BankUnited, Inc.
filed 2016-11-07
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 4, 2016
Common Stock, $0.01 Par Value	104,140,995

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2016

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

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks:
Non-interest bearing	$32,531	$31,515
Interest bearing	92,763	39,613
Interest bearing deposits at Federal Reserve Bank	132,706	192,366
Federal funds sold	3,954	4,006
Cash and cash equivalents	261,954	267,500
Investment securities available for sale, at fair value	5,948,061	4,859,539
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	283,422	219,997
Loans held for sale	42,393	47,410
Loans (including covered loans of $669,276 and $809,540)	19,042,603	16,636,603
Allowance for loan and lease losses	(154,476)	(125,828)
Loans, net	18,888,127	16,510,775
FDIC indemnification asset	582,931	739,880
Bank owned life insurance	236,540	225,867
Equipment under operating lease, net	515,913	483,518
Deferred tax asset, net	58,334	105,577
Goodwill and other intangible assets	78,116	78,330
Other assets	359,223	335,074
Total assets	$27,265,014	$23,883,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,981,602	$2,874,533
Interest bearing	1,483,900	1,167,537
Savings and money market	8,516,400	8,288,340
Time	5,854,407	4,608,091
Total deposits	18,836,309	16,938,501
Federal Home Loan Bank advances	5,219,125	4,008,464
Notes and other borrowings	402,786	402,545
Other liabilities	433,704	290,059
Total liabilities	24,891,924	21,639,569

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 104,141,425 and 103,626,255 shares issued and outstanding	1,041	1,036
Paid-in capital	1,420,622	1,406,786
Retained earnings	908,897	813,894
Accumulated other comprehensive income	42,530	22,182
Total stockholders' equity	2,373,090	2,243,898
Total liabilities and stockholders' equity	$27,265,014	$23,883,467

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$227,233	$190,294	$662,439	$545,683
Investment securities	39,712	30,889	109,963	85,393
Other	3,036	2,715	8,850	7,338
Total interest income	269,981	223,898	781,252	638,414
Interest expense:
Deposits	30,968	23,959	86,427	65,818
Borrowings	17,278	10,988	51,939	29,939
Total interest expense	48,246	34,947	138,366	95,757
Net interest income before provision for loan losses	221,735	188,951	642,886	542,657
Provision for (recovery of) loan losses (including $(445), $1,073, ($1,119) and $667 for covered loans)	24,408	17,819	42,449	34,387
Net interest income after provision for loan losses	197,327	171,132	600,437	508,270
Non-interest income:
Income from resolution of covered assets, net	8,883	12,364	26,426	41,261
Net gain (loss) on FDIC indemnification	993	(15,988)	(9,410)	(53,024)
Service charges and fees	5,171	4,637	14,529	13,580
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $(10,033), $9,288, $(14,895) and $26,711)	(7,947)	11,301	(7,360)	29,690
Gain on investment securities available for sale, net	3,008	2,343	10,065	5,493
Lease financing	11,188	12,673	32,762	25,954
Other non-interest income	3,779	3,843	10,118	10,018
Total non-interest income	25,075	31,173	77,130	72,972
Non-interest expense:
Employee compensation and benefits	55,162	55,316	166,374	156,640
Occupancy and equipment	18,488	19,103	56,263	56,207
Amortization of FDIC indemnification asset	38,957	28,409	116,711	76,874
Deposit insurance expense	4,943	3,615	12,866	9,696
Professional fees	3,884	4,095	10,119	10,073
Telecommunications and data processing	3,746	3,451	10,800	10,267
Depreciation of equipment under operating lease	6,855	5,012	20,004	12,522
Other non-interest expense	15,969	13,268	41,087	37,582
Total non-interest expense	148,004	132,269	434,224	369,861
Income before income taxes	74,398	70,036	243,343	211,381
Provision (benefit) for income taxes	23,550	(32,267)	80,896	15,984
Net income	$50,848	$102,303	$162,447	$195,397
Earnings per common share, basic (see Note 2)	$0.47	$0.96	$1.52	$1.84
Earnings per common share, diluted (see Note 2)	$0.47	$0.95	$1.50	$1.83
Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$50,848	$102,303	$162,447	$195,397
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	3,216	(5,281)	53,490	(3,436)
Reclassification adjustment for net securities gains realized in income	(1,820)	(1,417)	(6,090)	(3,323)
Net change in unrealized gains on securities available for sale	1,396	(6,698)	47,400	(6,759)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	5,055	(18,139)	(34,948)	(21,206)
Reclassification adjustment for net losses realized in income	2,264	4,222	7,896	12,132
Net change in unrealized losses on derivative instruments	7,319	(13,917)	(27,052)	(9,074)
Other comprehensive income (loss)	8,715	(20,615)	20,348	(15,833)
Comprehensive income	$59,563	$81,688	$182,795	$179,564

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$162,447	$195,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(90,360)	(123,007)
Provision for loan losses	42,449	34,387
Income from resolution of covered assets, net	(26,426)	(41,261)
Net loss on FDIC indemnification	9,410	53,024
(Gain) loss on sale of loans, net	7,360	(29,690)
Increase in cash surrender value of bank owned life insurance	(2,973)	(2,324)
Gain on investment securities available for sale, net	(10,065)	(5,493)
Equity based compensation	13,256	12,045
Depreciation and amortization	38,971	30,744
Deferred income taxes	33,958	(24,445)
Proceeds from sale of loans held for sale	121,968	119,877
Loans originated for sale, net of repayments	(108,075)	(86,086)
Realized tax benefits from dividend equivalents and equity based compensation	(847)	(276)
Other:
(Increase) decrease in other assets	(9,502)	2,511
Increase in other liabilities	44,870	24,753
Net cash provided by operating activities	226,441	160,156

Cash flows from investing activities:
Net cash paid in business combination	—	(277,553)
Purchase of investment securities	(2,224,174)	(1,435,456)
Proceeds from repayments and calls of investment securities available for sale	457,610	424,128
Proceeds from sale of investment securities available for sale	753,756	799,450
Purchase of non-marketable equity securities	(178,813)	(106,609)
Proceeds from redemption of non-marketable equity securities	115,388	80,338
Purchases of loans	(936,882)	(678,075)
Loan originations, repayments and resolutions, net	(1,389,435)	(2,066,388)
Proceeds from sale of loans, net	120,537	152,820
Decrease in FDIC indemnification asset for claims filed	30,829	46,307
Acquisition of equipment under operating lease, net	(52,399)	(151,677)
Other investing activities	(19,577)	(25,088)
Net cash used in investing activities	(3,323,160)	(3,237,803)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	1,897,808	2,386,146
Additions to Federal Home Loan Bank advances	18,221,400	5,630,000
Repayments of Federal Home Loan Bank advances	(17,011,400)	(4,855,100)
Dividends paid	(67,342)	(66,626)
Exercise of stock options	222	33,162
Other financing activities	50,485	38,829
Net cash provided by financing activities	3,091,173	3,166,411
Net increase (decrease) in cash and cash equivalents	(5,546)	88,764
Cash and cash equivalents, beginning of period	267,500	187,517
Cash and cash equivalents, end of period	$261,954	$276,281

Supplemental disclosure of cash flow information:
Interest paid	$132,398	$89,626
Income taxes paid, net	$8,168	$19,249

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$11,679	$13,656
Dividends declared, not paid	$22,482	$22,355
Proceeds from sale of equipment under operating lease held in escrow	$—	$52,237

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	103,626,255	$1,036	$1,406,786	$813,894	$22,182	$2,243,898
Comprehensive income	—	—	—	162,447	20,348	182,795
Dividends	—	—	—	(67,444)	—	(67,444)
Equity based compensation	629,117	6	12,766	—	—	12,772
Forfeiture of unvested shares	(123,947)	(1)	1	—	—	—
Exercise of stock options	10,000	—	222	—	—	222
Tax benefits from dividend equivalents and equity based compensation	—	—	847	—	—	847
Balance at September 30, 2016	104,141,425	$1,041	$1,420,622	$908,897	$42,530	$2,373,090

Balance at December 31, 2014	101,656,702	$1,017	$1,353,538	$651,627	$46,352	$2,052,534
Comprehensive income	—	—	—	195,397	(15,833)	179,564
Dividends	—	—	—	(67,013)	—	(67,013)
Equity based compensation	662,928	6	12,039	—	—	12,045
Forfeiture of unvested shares	(39,706)	—	—	—	—	—
Exercise of stock options	1,249,835	12	33,150	—	—	33,162
Tax benefits from dividend equivalents and equity based compensation	—	—	276	—	—	276
Balance at September 30, 2015	103,529,759	$1,035	$1,399,003	$780,011	$30,519	$2,210,568

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 95 branches located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at September 30, 2016. The Bank also offers certain commercial lending and deposit products through national platforms.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected in future periods.
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
September 30, 2016

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU that are expected to be most applicable to the Company 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017. Although management has not completed its evaluation of the impact of adoption of this ASU, adoption is not expected to have any impact on financial position or cash flows. Equity investments for which fair value changes will be recognized in earnings upon adoption totaled $74 million at September 30, 2016 and had unrealized gains of $7.5 million.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions. The amendments provide, among other items, that a) excess tax benefits and deficiencies be recognized as income tax expense or benefit in the income statement, as opposed to additional paid-in-capital; b) excess tax benefits and deficiencies be classified with other income tax cash flows as an operating activity in the statement of cash flows; and c) an entity may make an entity-wide election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2016. Management is currently finalizing its evaluation of the impact of this ASU on the financial statements and related disclosures, including the alternative methods of adoption. The adoption is not expected to materially impact the Company's consolidated financial position, results of operations, or cash flows.
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
September 30, 2016

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on eight specific cash flow classification issues where there has been diversity in practice. The guidance in the ASU that is expected to be most applicable to the Company requires: (1) cash payments for debt prepayment or extinguishment costs to be classified as cash outflows for financing activities, (2) proceeds from settlement of insurance claims to be classified on the basis of the nature of the loss and (3) cash proceeds from settlement of corporate-owned life insurance policies to be classified as cash flows from investing activities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017. The adoption is not expected to materially impact the Company's consolidated cash flows.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2016	2015	2016	2015
Basic earnings per common share:
Numerator:
Net income	$50,848	$102,303	$162,447	$195,397
Distributed and undistributed earnings allocated to participating securities	(2,031)	(4,016)	(6,522)	(7,578)
Income allocated to common stockholders for basic earnings per common share	$48,817	$98,287	$155,925	$187,819
Denominator:
Weighted average common shares outstanding	104,153,018	103,503,425	104,077,932	103,064,484
Less average unvested stock awards	(1,150,268)	(1,176,288)	(1,165,509)	(1,121,973)
Weighted average shares for basic earnings per common share	103,002,750	102,327,137	102,912,423	101,942,511
Basic earnings per common share	$0.47	$0.96	$1.52	$1.84
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$48,817	$98,287	$155,925	$187,819
Adjustment for earnings reallocated from participating securities	(81)	25	(264)	30
Income used in calculating diluted earnings per common share	$48,736	$98,312	$155,661	$187,849
Denominator:
Weighted average shares for basic earnings per common share	103,002,750	102,327,137	102,912,423	101,942,511
Dilutive effect of stock options	558,304	989,661	699,977	839,518
Weighted average shares for diluted earnings per common share	103,561,054	103,316,798	103,612,400	102,782,029
Diluted earnings per common share	$0.47	$0.95	$1.50	$1.83

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at September 30, 2016 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at September 30, 2016 and 2015, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested shares	1,296,848	1,192,732	1,296,848	1,192,732
Stock options and warrants	1,851,376	1,851,376	1,851,376	1,851,376

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,999	$12	$—	$5,011
U.S. Government agency and sponsored enterprise residential MBS	1,374,414	18,829	(772)	1,392,471
U.S. Government agency and sponsored enterprise commercial MBS	147,141	4,250	(314)	151,077
Re-Remics	49,130	619	(7)	49,742
Private label residential MBS and CMOs	426,784	49,335	(284)	475,835
Private label commercial MBS	1,279,911	18,115	(590)	1,297,436
Single family rental real estate-backed securities	778,878	8,870	(1,047)	786,701
Collateralized loan obligations	487,664	520	(1,612)	486,572
Non-mortgage asset-backed securities	190,020	3,065	(3)	193,082
Preferred stocks	66,217	7,514	—	73,731
State and municipal obligations	494,607	30,662	—	525,269
SBA securities	497,731	6,186	(567)	503,350
Other debt securities	3,963	3,821	—	7,784
	$5,801,459	$151,798	$(5,196)	$5,948,061

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential MBS	1,167,197	15,376	(4,255)	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	95,997	944	(127)	96,814
Re-Remics	88,658	1,138	(105)	89,691
Private label residential MBS and CMOs	502,723	44,822	(2,933)	544,612
Private label commercial MBS	1,219,355	5,533	(6,148)	1,218,740
Single family rental real estate-backed securities	646,156	284	(9,735)	636,705
Collateralized loan obligations	309,615	—	(2,738)	306,877
Non-mortgage asset-backed securities	54,981	1,519	—	56,500
Preferred stocks	75,742	7,467	—	83,209
State and municipal obligations	351,456	10,297	—	361,753
SBA securities	270,553	3,343	(560)	273,336
Other debt securities	3,854	4,133	—	7,987
	$4,791,284	$94,856	$(26,601)	$4,859,539
Investment securities held to maturity at September 30, 2016 and December 31, 2015 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at September 30, 2016 and December 31, 2015. The bond matures in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

At September 30, 2016, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$509,907	$525,258
Due after one year through five years	3,177,514	3,225,301
Due after five years through ten years	1,704,020	1,763,306
Due after ten years	343,801	360,465
Preferred stocks with no stated maturity	66,217	73,731
	$5,801,459	$5,948,061
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2016 was 4.9 years. The effective duration of the investment portfolio as of September 30, 2016 was 1.5 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.1 billion and $1.5 billion at September 30, 2016 and December 31, 2015, respectively.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sale of investment securities available for sale	$259,571	$324,536	$753,756	$799,450

Gross realized gains	$3,471	$2,343	$10,528	$5,968
Gross realized losses	—	—	—	(475)
Net realized gain	3,471	2,343	10,528	5,493
OTTI	(463)	—	(463)	—
Gain on investment securities available for sale, net	$3,008	$2,343	$10,065	$5,493
During the three and nine months ended September 30, 2016, OTTI was recognized on two positions in one private label commercial MBS. These positions were in unrealized loss positions at September 30, 2016 and the Company intended to sell the security before recovery of the amortized cost basis.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$134,155	$(541)	$8,887	$(231)	$143,042	$(772)
U.S. Government agency and sponsored enterprise commercial MBS	47,316	(314)	—	—	47,316	(314)
Re-Remics	2,704	(7)	—	—	2,704	(7)
Private label residential MBS and CMOs	17,965	(163)	8,807	(121)	26,772	(284)
Private label commercial MBS	44,652	(98)	186,746	(492)	231,398	(590)
Single family rental real estate-backed securities	—	—	176,869	(1,047)	176,869	(1,047)
Collateralized loan obligations	79,290	(533)	153,921	(1,079)	233,211	(1,612)
Non-mortgage asset-backed securities	20,434	(3)	—	—	20,434	(3)
SBA securities	4,241	(40)	20,253	(527)	24,494	(567)
	$350,757	$(1,699)	$555,483	$(3,497)	$906,240	$(5,196)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$321,143	$(3,065)	$54,290	$(1,190)	$375,433	$(4,255)
U.S. Government agency and sponsored enterprise commercial MBS	5,273	(127)	—	—	5,273	(127)
Re-Remics	20,421	(105)	—	—	20,421	(105)
Private label residential MBS and CMOs	289,312	(2,401)	16,342	(532)	305,654	(2,933)
Private label commercial MBS	739,376	(4,476)	106,280	(1,672)	845,656	(6,148)
Single family rental real estate-backed securities	381,033	(4,499)	212,491	(5,236)	593,524	(9,735)
Collateralized loan obligations	257,442	(2,173)	49,435	(565)	306,877	(2,738)
SBA securities	41,996	(543)	868	(17)	42,864	(560)
	$2,055,996	$(17,389)	$439,706	$(9,212)	$2,495,702	$(26,601)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. As discussed above, OTTI was recognized on two positions in one private label commercial MBS during the nine months ended September 30, 2016. No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2015. Other than as noted above, the Company does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

basis, which may be at maturity. At September 30, 2016, 34 securities were in unrealized loss positions. The amount of impairment related to 11 of these securities was considered insignificant, totaling approximately $101 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential MBS and commercial MBS
At September 30, 2016, four U.S. Government agency and sponsored enterprise residential MBS and one U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. The substantial majority of the securities had been in unrealized loss positions for less than twelve months and the amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the generally limited severity and duration of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At September 30, 2016, three private label residential MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 2% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses that would result in the Company recovering less than its amortized cost basis related to any of these securities as of September 30, 2016. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS:
At September 30, 2016, five private label commercial MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 1% of amortized cost. The unrealized losses were primarily attributable to widening credit spreads since the purchase of the securities. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Each of the securities has greater than 30% current credit enhancement. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At September 30, 2016, five single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads since the purchase of the securities, leading to increased extension risk. The amount of impairment of each of the individual securities was 1% or less of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At September 30, 2016, three collateralized loan obligations were in unrealized loss positions, due to widening credit spreads subsequent to acquisition. The amount of impairment of each of the individual securities was less than 1% of amortized cost. Given the limited severity of impairment, levels of subordination and the results of independent analyses of the credit quality of loans underlying the securities, the impairments were considered to be temporary.
SBA securities:
At September 30, 2016, two SBA securities were in unrealized loss positions. The majority of impairment related to one security and was less than 3% of amortized cost. This security was purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

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
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,305,895	$—	$580,828	$38,848	$3,925,571	20.7%
Home equity loans and lines of credit	1,219	—	3,008	53,360	57,587	0.3%
	3,307,114	—	583,836	92,208	3,983,158	21.0%
Commercial:
Multi-family	3,773,049	22,973	—	—	3,796,022	20.0%
Commercial real estate
Owner occupied	1,669,866	10,279	—	—	1,680,145	8.8%
Non-owner occupied	3,720,048	12,994	—	—	3,733,042	19.6%
Construction and land	282,409	—	—	—	282,409	1.5%
Commercial and industrial	3,205,534	928	—	—	3,206,462	16.9%
Commercial lending subsidiaries	2,289,205	—	—	—	2,289,205	12.0%
	14,940,111	47,174	—	—	14,987,285	78.8%
Consumer	30,289	7	—	—	30,296	0.2%
Total loans	18,277,514	47,181	583,836	92,208	19,000,739	100.0%
Premiums, discounts and deferred fees and costs, net	48,632	—	—	(6,768)	41,864
Loans including premiums, discounts and deferred fees and costs	18,326,146	47,181	583,836	85,440	19,042,603
Allowance for loan and lease losses	(151,691)	—	—	(2,785)	(154,476)
Loans, net	$18,174,455	$47,181	$583,836	$82,655	$18,888,127

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

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
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At September 30, 2016 and December 31, 2015, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $626 million and $472 million, respectively.
During the three and nine months ended September 30, 2016 and 2015, the Company purchased 1-4 single family residential loans totaling $355 million, $937 million, $243 million and $678 million, respectively.
At September 30, 2016, the Company had pledged real estate loans with UPB of approximately $9.2 billion and recorded investment of approximately $8.4 billion as security for FHLB advances.
At September 30, 2016 and December 31, 2015, the UPB of ACI loans was $1.6 billion and $2.0 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2016 and the year ended December 31, 2015 were as follows (in thousands):

Balance at December 31, 2014	$1,005,312
Reclassifications from non-accretable difference	192,291
Accretion	(295,038)
Balance at December 31, 2015	902,565
Reclassifications from non-accretable difference	27,093
Accretion	(228,542)
Balance at September 30, 2016	$701,116

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
UPB of loans sold	$61,406	$66,129	$176,958	$184,250

Cash proceeds, net of transaction costs	$37,047	$54,209	$120,537	$152,820
Recorded investment in loans sold	47,080	44,921	135,432	126,109
Gain (loss) on sale of covered loans, net	$(10,033)	$9,288	$(14,895)	$26,711

Gain (loss) on FDIC indemnification, net	$8,026	$(7,430)	$11,958	$(21,476)

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016				2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$12,286	$123,303	$129	$135,718	$13,429	$93,757	$199	$107,385
Provision for (recovery of) loan losses:
Non-ACI loans	(430)	(15)	—	(445)	1,089	(16)	—	1,073
New loans	1,935	22,879	39	24,853	191	16,500	55	16,746
Total provision	1,505	22,864	39	24,408	1,280	16,484	55	17,819
Charge-offs:
Non-ACI loans	(247)	—	—	(247)	(189)	—	—	(189)
New loans	—	(6,615)	—	(6,615)	—	(6,903)	—	(6,903)
Total charge-offs	(247)	(6,615)	—	(6,862)	(189)	(6,903)	—	(7,092)
Recoveries:
Non-ACI loans	9	15	—	24	15	16	—	31
New loans	—	1,183	5	1,188	—	137	5	142
Total recoveries	9	1,198	5	1,212	15	153	5	173
Ending balance	$13,553	$140,750	$173	$154,476	$14,535	$103,491	$259	$118,285

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

	Nine Months Ended September 30,
	2016				2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$15,958	$109,617	$253	$125,828	$11,325	$84,027	$190	$95,542
Provision for (recovery of) loan losses:
Non-ACI loans	(1,074)	(45)	—	(1,119)	715	(48)	—	667
New loans	(322)	43,988	(98)	43,568	3,917	29,762	41	33,720
Total provision	(1,396)	43,943	(98)	42,449	4,632	29,714	41	34,387
Charge-offs:
Non-ACI loans	(1,086)	—	—	(1,086)	(1,458)	—	—	(1,458)
New loans	—	(15,748)	—	(15,748)	—	(11,186)	—	(11,186)
Total charge-offs	(1,086)	(15,748)	—	(16,834)	(1,458)	(11,186)	—	(12,644)
Recoveries:
Non-ACI loans	77	45	—	122	36	48	—	84
New loans	—	2,893	18	2,911	—	888	28	916
Total recoveries	77	2,938	18	3,033	36	936	28	1,000
Ending balance	$13,553	$140,750	$173	$154,476	$14,535	$103,491	$259	$118,285
Beginning in the first quarter of 2016, the methodology for calculation of the ALLL was changed to extend the loss experience period used to calculate historical average net charge-off rates from 12 quarters to 16 quarters for commercial and consumer loans. We believe this extension of the look back period is appropriate at this time to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle, and to reflect recent indications that the U.S. economy continues to move through the credit cycle. Extending the look back period to 16 quarters resulted in an increase in the ALLL of approximately $9 million as of March 31, 2016, as compared to using a 12-quarter look back period at the same date.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	September 30, 2016				December 31, 2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$13,553	$140,750	$173	$154,476	$15,958	$109,617	$253	$125,828
Ending balance: non-ACI and new loans individually evaluated for impairment	$615	$20,580	$—	$21,195	$978	$5,439	$—	$6,417
Ending balance: non-ACI and new loans collectively evaluated for impairment	$12,938	$120,170	$173	$133,281	$14,980	$104,178	$253	$119,411
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$2,785	$—	$—	$2,785	$4,868	$—	$—	$4,868
Ending balance: new loans	$10,768	$140,750	$173	$151,691	$11,090	$109,617	$253	$120,960
Loans:
Ending balance	$4,022,322	$14,990,054	$30,227	$19,042,603	$3,734,967	$12,866,548	$35,088	$16,636,603
Ending balance: non-ACI and new loans individually evaluated for impairment	$13,651	$157,358	$—	$171,009	$12,240	$54,128	$—	$66,368
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,424,835	$14,785,522	$30,220	$18,240,577	$3,018,857	$12,745,054	$35,078	$15,798,989
Ending balance: ACI loans	$583,836	$47,174	$7	$631,017	$703,870	$67,366	$10	$771,246
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

The tables below present information about new and non-ACI loans identified as impaired as of the dates indicated (in thousands):

	September 30, 2016			December 31, 2015
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$14,395	$14,408	$—	$6,194	$6,015	$—
Non-owner occupied	—	—	—	548	533	—
Construction and land	1,238	1,238	—	—	—	—
Commercial and industrial (1)	11,015	11,015	—	3,561	3,559	—
Commercial lending subsidiaries	12,229	12,029	—	3,839	3,821	—
With a specific allowance recorded:
1-4 single family residential	343	329	4	—	—	—
Commercial real estate
Owner occupied	2,331	2,353	515	—	—	—
Commercial and industrial (1)	108,052	108,076	16,745	34,340	34,370	3,799
Commercial lending subsidiaries	8,098	7,829	3,320	5,646	5,628	1,640
Total:
Residential	$343	$329	$4	$—	$—	$—
Commercial	157,358	156,948	20,580	54,128	53,926	5,439
	$157,701	$157,277	$20,584	$54,128	$53,926	$5,439
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$1,177	$1,393	$—	$417	$490	$—
Home equity loans and lines of credit	1,990	2,018	—	1,607	1,633	—
With a specific allowance recorded:
1-4 single family residential	1,805	2,137	264	3,301	3,828	570
Home equity loans and lines of credit	8,336	8,453	347	6,915	7,028	408
Total:	$13,308	$14,001	$611	$12,240	$12,979	$978
__________________________________________

(1)
Impaired taxi medallion loans with a recorded investment of $83.0 million and $1.3 million, with related specific allowances of $9.4 million and $0.1 million, are included in impaired new commercial and industrial loans above at September 30, 2016 and December 31, 2015, respectively.

Impaired loans also include commercial real estate ACI loans modified in TDRs with a carrying value of $1.3 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

 The following tables present the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016			2015
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$344	$3,001	$—	$110	$3,490	$—
Home equity loans and lines of credit	—	9,551	—	—	5,004	—
	344	12,552	—	110	8,494	—
Commercial:
Multi-family	—	—	—	581	—	—
Commercial real estate
Owner occupied	17,811	—	420	6,066	—	—
Non-owner occupied	—	—	506	—	—	505
Construction and land	1,285	—	—	—	—	—
Commercial and industrial	104,268	—	—	50,955	—	—
Commercial lending subsidiaries	13,873	—	—	15,839	—	—
	137,237	—	926	73,441	—	505
	$137,581	$12,552	$926	$73,551	$8,494	$505

	Nine Months Ended September 30,
	2016			2015
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$251	$3,186	$—	$92	$3,675	$—
Home equity loans and lines of credit	—	8,920	—	—	4,067	—
	251	12,106	—	92	7,742	—
Commercial:
Multi-family	—	—	—	194	—	—
Commercial real estate
Owner occupied	13,571	—	140	4,732	—	—
Non-owner occupied	273	—	503	653	—	422
Construction and land	650	—	—	—	—	—
Commercial and industrial	72,952	—	—	29,629	—	—
Commercial lending subsidiaries	11,293	—	—	16,581	—	—
	98,739	—	643	51,789	—	422
	$98,990	$12,106	$643	$51,881	$7,742	$422

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of the dates indicated (in thousands):

	September 30, 2016		December 31, 2015
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$328	$931	$2,007	$594
Home equity loans and lines of credit	—	2,844	—	4,724
	328	3,775	2,007	5,318
Commercial:
Commercial real estate
Owner occupied	18,809	—	8,274	—
Non-owner occupied	1,145	—	—	—
Construction and land	1,238	—	—	—
Commercial and industrial (1)	70,671	—	37,782	—
Commercial lending subsidiaries	19,037	—	9,920	—
	110,900	—	55,976	—
Consumer	1,162	—	7	—
	$112,390	$3,775	$57,990	$5,318
__________________________________________

(1)
Taxi medallion loans with a carrying value of $54.5 million and $2.6 million are included in new commercial and industrial loans in non-accrual status above at September 30, 2016 and December 31, 2015, respectively.

There were no new and non-ACI loans contractually delinquent by 90 days or more and still accruing at September 30, 2016 or December 31, 2015. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.1 million and $2.3 million for the three and nine months ended September 30, 2016, respectively.
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
September 30, 2016

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	September 30, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$85,877	$113,159	$156,532	$736,515	$1,092,083
60% - 70%	79,334	94,368	121,712	497,386	792,800
70% - 80%	99,744	142,245	272,530	882,164	1,396,683
More than 80%	23,341	7,274	11,569	28,077	70,261
	$288,296	$357,046	$562,343	$2,144,142	$3,351,827

	December 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$78,836	$99,094	$143,864	$667,420	$989,214
60% - 70%	71,046	76,878	111,343	479,344	738,611
70% - 80%	63,380	100,271	211,299	772,646	1,147,596
More than 80%	28,338	3,938	3,481	13,443	49,200
	$241,600	$280,181	$469,987	$1,932,853	$2,924,621
Commercial credit exposure, based on internal risk rating:

	September 30, 2016
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial (1)	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,772,432	$1,618,436	$3,678,195	$280,836	$2,941,934	$2,261,355	$14,553,188
Special mention	—	14,095	7,914	—	44,148	—	66,157
Substandard	5,592	35,866	26,820	1,238	205,866	34,142	309,524
Doubtful	—	692	—	—	9,998	3,321	14,011
	$3,778,024	$1,669,089	$3,712,929	$282,074	$3,201,946	$2,298,818	$14,942,880
ACI loans:
Pass	$22,681	$9,440	$12,751	$—	$926	$—	$45,798
Substandard	292	839	243	—	2	—	1,376
	$22,973	$10,279	$12,994	$—	$928	$—	$47,174
__________________________________________

(1)
Taxi medallion loans with internal risk ratings of substandard and doubtful totaled $141.6 million and $1.1 million, respectively, and are included in new commercial and industrial balances above at September 30, 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

	December 31, 2015
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial (1)	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,451,571	$1,317,081	$2,879,135	$346,795	$2,587,801	$1,981,068	$12,563,451
Special mention	—	4,824	548	—	7,556	18,584	31,512
Substandard	402	17,042	434	176	168,875	11,018	197,947
Doubtful	—	—	—	—	4,296	1,976	6,272
	$3,451,973	$1,338,947	$2,880,117	$346,971	$2,768,528	$2,012,646	$12,799,182
ACI loans:
Pass	$24,338	$15,708	$24,857	$—	$1,035	$—	$65,938
Special mention	—	859	—	—	—	—	859
Substandard	298	—	84	—	27	—	409
Doubtful	—	—	160	—	—	—	160
	$24,636	$16,567	$25,101	$—	$1,062	$—	$67,366
__________________________________________

(1)	Taxi medallion loans with internal risk ratings of substandard totaled $80.5 million and are included in new commercial and industrial balances above at December 31, 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	September 30, 2016					December 31, 2015
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
New loans:
1-4 single family residential	$3,342,286	$9,213	$—	$328	$3,351,827	$2,922,096	$517	$551	$1,457	$2,924,621
Home equity loans and lines of credit	1,219	—	—	—	1,219	806	—	—	—	806
Multi-family	3,778,024	—	—	—	3,778,024	3,451,973	—	—	—	3,451,973
Commercial real estate
Owner occupied	1,664,373	518	536	3,662	1,669,089	1,329,131	1,433	4,784	3,599	1,338,947
Non-owner occupied	3,711,934	—	—	995	3,712,929	2,878,218	1,899	—	—	2,880,117
Construction and land	280,836	—	—	1,238	282,074	342,477	4,494	—	—	346,971
Commercial and industrial	3,180,124	945	11,027	9,850	3,201,946	2,739,357	2,235	4,827	22,109	2,768,528
Commercial lending subsidiaries	2,291,909	—	3,409	3,500	2,298,818	2,003,842	3,839	—	4,965	2,012,646
Consumer	29,384	—	—	836	30,220	35,078	—	—	—	35,078
	$18,280,089	$10,676	$14,972	$20,409	$18,326,146	$15,702,978	$14,417	$10,162	$32,130	$15,759,687
Non-ACI loans:
1-4 single family residential	$31,550	$341	$8	$923	$32,822	$37,249	$1,415	$—	$594	$39,258
Home equity loans and lines of credit	49,683	446	92	2,397	52,618	60,760	1,090	443	4,119	66,412
	$81,233	$787	$100	$3,320	$85,440	$98,009	$2,505	$443	$4,713	$105,670
ACI loans:
1-4 single family residential	$551,177	$10,461	$4,178	$15,012	$580,828	$661,755	$12,490	$4,950	$19,844	$699,039
Home equity loans and lines of credit	2,740	10	31	227	3,008	4,243	127	9	452	4,831
Multi-family	22,973	—	—	—	22,973	24,636	—	—	—	24,636
Commercial real estate
Owner occupied	10,279	—	—	—	10,279	16,567	—	—	—	16,567
Non-owner occupied	12,825	—	—	169	12,994	24,941	—	160	—	25,101
Commercial and industrial	928	—	—	—	928	1,041	—	21	—	1,062
Consumer	7	—	—	—	7	10	—	—	—	10
	$600,929	$10,471	$4,209	$15,408	$631,017	$733,193	$12,617	$5,140	$20,296	$771,246
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $15 million and $20 million, at September 30, 2016 and December 31, 2015, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which are covered, totaled $6 million and $9 million at September 30, 2016 and December 31, 2015, respectively. The recorded investment in residential mortgage loans in the process of foreclosure totaled $9 million and $13 million at September 30, 2016 and December 31, 2015, respectively, substantially all of which were covered loans.
Troubled debt restructurings:
The following tables summarize loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2016 and 2015, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2016				2015
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
Owner occupied commercial real estate	1	$491	—	$—	—	$—	—	$—
Commercial and industrial (1)	20	31,500	8	4,104	—	—	—	—
Commercial lending subsidiaries	5	4,433	1	3,500	—	—	—	—
	26	$36,424	9	$7,604	—	$—	—	$—
Non-ACI loans:
Home equity loans and lines of credit	10	$1,671	—	$—	8	$1,462	2	$507
ACI loans:
Owner occupied commercial real estate	1	$839	—	$—	—	$—	—	$—

	Nine Months Ended September 30,
	2016				2015
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
1-4 single family residential	1	$107	—	$—	1	$109	—	$—
Owner occupied commercial real estate	3	5,225	—	—	—	—	—	—
Commercial and industrial (1)	65	78,763	8	4,104	1	690	—	—
Commercial lending subsidiaries	6	7,933	1	3,500	—	—	—	—
	75	$92,028	9	$7,604	2	$799	—	$—
Non-ACI loans:
Home equity loans and lines of credit	16	$2,293	—	$—	18	$3,389	2	$507
ACI loans:
Owner occupied commercial real estate	1	$839	—	$—	1	$503	—	$—
__________________________________________

(1)
Commercial and industrial loans modified in TDRs during the three and nine months ended September 30, 2016 included $29.9 million and $57.3 million, respectively, of taxi medallion loans. All of the commercial and industrial TDRs experiencing payment defaults during the three and nine months ended September 30, 2016 were taxi medallion loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Modifications during the three and nine months ended September 30, 2016 and 2015 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s HAMP. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.
Note 5    FDIC Indemnification Asset
When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the carrying value of the loans is recognized in the consolidated statement of income line item “Income from resolution of covered assets, net.” Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of covered OREO and covered loans and their carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to transactions in the covered assets are recorded in the consolidated statement of income line item “Net gain (loss) on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset.
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
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016			2015
	Transaction Income (Loss)	Net Gain on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$460	$(368)	$92	$(1,108)	$886	$(222)
Income from resolution of covered assets, net	8,883	(7,106)	1,777	12,364	(9,839)	2,525
Gain (loss) on sale of covered loans	(10,033)	8,026	(2,007)	9,288	(7,430)	1,858
Loss on covered OREO	(552)	441	(111)	(493)	395	(98)
	$(1,242)	$993	$(249)	$20,051	$(15,988)	$4,063

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

	Nine Months Ended September 30,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$1,261	$(1,007)	$254	$(601)	$506	$(95)
Income from resolution of covered assets, net	26,426	(21,140)	5,286	41,261	(32,870)	8,391
Gain (loss) on sale of covered loans	(14,895)	11,958	(2,937)	26,711	(21,476)	5,235
Loss on covered OREO	(957)	779	(178)	(1,186)	816	(370)
	$11,835	$(9,410)	$2,425	$66,185	$(53,024)	$13,161
__________________________________________

(1)
Transaction income (loss) includes recoveries of $15 thousand, $143 thousand and $66 thousand, respectively, for the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015 and a provision of $35 thousand for the three months ended September 30, 2015 related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the nine months ended September 30, 2016 and the year ended December 31, 2015, were as follows (in thousands):

Balance at December 31, 2014	$974,335
Amortization	(109,411)
Reduction for claims filed	(59,139)
Net loss on FDIC indemnification	(65,942)
Balance at December 31, 2015	739,843
Amortization	(116,711)
Reduction for claims filed	(30,829)
Net loss on FDIC indemnification	(9,410)
Balance at September 30, 2016	$582,893
The balances at September 30, 2016 and December 31, 2015 are reflected in the consolidated balance sheets as follows (in thousands):

	September 30, 2016	December 31, 2015
FDIC indemnification asset	$582,931	$739,880
Other liabilities	(38)	(37)
	$582,893	$739,843

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

Note 6    Income Taxes
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company’s effective income tax rate for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax expense calculated at the statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(8.10)%	(4.93)%	(6.91)%	(4.67)%
State income taxes, net of federal tax benefit	6.00%	5.41%	4.80%	4.74%
Uncertain tax positions - lapse of statute of limitations	—%	(8.40)%	—%	(2.92)%
Discrete tax benefit - increase in basis of certain assets	—%	(70.43)%	—%	(23.33)%
Other, net	(1.25)%	(2.72)%	0.35%	(1.26)%
	31.65%	(46.07)%	33.24%	7.56%
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
The Company has a liability for unrecognized tax benefits relating to uncertain state income tax positions in several jurisdictions. The Company's liability for unrecognized tax benefits was reduced by $5.9 million, net of federal income tax benefit, in the three months ended September 30, 2015, as a result of the lapse of the statute of limitations. The liability for unrecognized tax benefits was increased by $16.7 million and $8.1 million, net of federal income tax benefit, in the three months ended September 30, 2016 and 2015, respectively, related to uncertain income tax positions taken on certain amended and recently filed state income tax returns.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $72 million and $59 million at September 30, 2016 and December 31, 2015, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $56 million and $52 million at September 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at September 30, 2016 was approximately $74 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a significant impact on income tax expense for the three and nine months ended September 30, 2016 and 2015.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the nine months ended September 30, 2016 and 2015 was not material.
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
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2016
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.58%	3-Month Libor	3.6	$1,665,000	Other Assets / Other liabilities	$313	$(24,650)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	10.7	300,000	Other liabilities	—	(54,373)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.75%	Indexed to 1-month Libor	7.0	893,472	Other liabilities	—	(55,194)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.75%	7.0	893,472	Other assets	55,194	—
Interest rate caps purchased, indexed to 1-month Libor			2.72%	2.1	130,415	Other assets	50	—
Interest rate caps sold, indexed to 1-month Libor		2.72%		2.1	130,415	Other liabilities	—	(50)
					$4,012,774		$55,557	$(134,267)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

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
During the three and nine months ended September 30, 2016 and 2015, the amount of loss reclassified from AOCI into interest expense (effective portion) was $3.7 million, $13.1 million, $7.0 million and $20.1 million, respectively.
During the nine months ended September 30, 2016 and 2015, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2016, the amount of loss expected to be reclassified from AOCI into earnings during the next twelve months was $11.3 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2016
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$363	$—	$363	$(363)	$—	$—
Derivative liabilities	(134,217)	—	(134,217)	363	133,854	—
	$(133,854)	$—	$(133,854)	$—	$133,854	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

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
At September 30, 2016, the Company had pledged investment securities available for sale with a carrying amount of $80 million and cash on deposit of $93 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$5,316	$(2,100)	$3,216	$(8,727)	$3,446	$(5,281)
Amounts reclassified to gain on investment securities available for sale, net	(3,008)	1,188	(1,820)	(2,343)	926	(1,417)
Net change in unrealized gains on investment securities available for sale	2,308	(912)	1,396	(11,070)	4,372	(6,698)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	8,356	(3,301)	5,055	(29,983)	11,844	(18,139)
Amounts reclassified to interest expense on deposits	—	—	—	1,449	(572)	877
Amounts reclassified to interest expense on borrowings	3,741	(1,477)	2,264	5,529	(2,184)	3,345
Net change in unrealized losses on derivative instruments	12,097	(4,778)	7,319	(23,005)	9,088	(13,917)
Other comprehensive income (loss)	$14,405	$(5,690)	$8,715	$(34,075)	$13,460	$(20,615)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

	Nine Months Ended September 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$88,413	$(34,923)	$53,490	$(4,352)	$916	$(3,436)
Amounts reclassified to gain on investment securities available for sale, net	(10,065)	3,975	(6,090)	(5,493)	2,170	(3,323)
Net change in unrealized gains on investment securities available for sale	78,348	(30,948)	47,400	(9,845)	3,086	(6,759)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(57,765)	22,817	(34,948)	(35,534)	14,328	(21,206)
Amounts reclassified to interest expense on deposits	—	—	—	4,302	(1,699)	2,603
Amounts reclassified to interest expense on borrowings	13,050	(5,154)	7,896	15,750	(6,221)	9,529
Net change in unrealized losses on derivative instruments	(44,715)	17,663	(27,052)	(15,482)	6,408	(9,074)
Other comprehensive income (loss)	$33,633	$(13,285)	$20,348	$(25,327)	$9,494	$(15,833)
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income (loss)	47,400	(27,052)	20,348
Balance at September 30, 2016	$88,935	$(46,405)	$42,530

Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive loss	(6,759)	(9,074)	(15,833)
Balance at September 30, 2015	$61,563	$(31,044)	$30,519

Note 9    Equity Based and Other Compensation Plans
During the nine months ended September 30, 2016, the Company granted 644,888 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $29.78 to $33.76, and had an aggregate fair value of $20.0 million. The total unrecognized compensation cost of $23.6 million for all unvested share awards outstanding at September 30, 2016 will be recognized over a weighted average remaining period of 1.87 years.
During the nine months ended September 30, 2015, the Company granted 621,283 unvested share awards under the 2010 Plan and 41,645 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $31.35 to $36.50, and had an aggregate fair value of $21.2 million.
Executive share-based awards
Two of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). RSUs represent a fixed number of shares and vest in equal tranches over 3 years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of a three-year performance measurement period will be based on the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting. During the nine months ended September 30, 2016, 57,873 RSUs and 57,873 PSUs were granted. The RSUs were valued at the closing price of the Company's common stock on the date of grant of $29.85. The performance criteria established for the PSUs granted in 2016 include both performance and market conditions. The grant-date value of the PSUs was determined based on the closing price of the Company's common stock on the date of grant and a discount related to the market condition, considering the probability of meeting the defined performance conditions.
Certain other of the Company's executives are eligible to receive unvested share awards at the end of one-year performance periods. The dollar value of share awards to be granted is based on the achievement of performance criteria pre-established annually by the Compensation Committee. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments in the Company's consolidated balance sheets and compensation cost is recognized from the beginning of the performance period. The share awards vest in equal installments over a period of three years from the date of grant.
Compensation cost related to performance based executive share-based awards is recognized during the performance period based on the probable outcome of the respective performance conditions. The total unrecognized compensation cost of $3.9 million for these executive share-based awards at September 30, 2016 will be recognized over a weighted average remaining period of 2.62 years.
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
September 30, 2016

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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$5,011	$—	$—	$5,011
U.S. Government agency and sponsored enterprise residential MBS	—	1,392,471	—	1,392,471
U.S. Government agency and sponsored enterprise commercial MBS	—	151,077	—	151,077
Re-Remics	—	49,742	—	49,742
Private label residential MBS and CMOs	—	348,532	127,303	475,835
Private label commercial MBS	—	1,297,436	—	1,297,436
Single family rental real estate-backed securities	—	786,701	—	786,701
Collateralized loan obligations	—	486,572	—	486,572
Non-mortgage asset-backed securities	—	193,082	—	193,082
Preferred stocks	62,369	11,362	—	73,731
State and municipal obligations	—	525,269	—	525,269
SBA securities	—	503,350	—	503,350
Other debt securities	—	3,460	4,324	7,784
Servicing rights	—	—	24,716	24,716
Derivative assets	—	55,557	—	55,557
Total assets at fair value	$67,380	$5,804,611	$156,343	$6,028,334
Derivative liabilities	$—	$134,267	$—	$134,267
Total liabilities at fair value	$—	$134,267	$—	$134,267

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

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
There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.
The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended September 30,
	2016			2015
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$131,156	$4,292	$24,891	$155,908	$4,793	$11,090
Gains (losses) for the period included in:
Net income	—	—	(2,369)	—	—	(864)
Other comprehensive income	337	22	—	(1,885)	(98)	—
Discount accretion	1,404	36	—	1,577	36	—
Purchases or additions	—	—	2,194	—	—	926
Settlements	(5,594)	(26)	—	(7,862)	(24)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$127,303	$4,324	$24,716	$147,738	$4,707	$11,152

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

	Nine Months Ended September 30,
	2016			2015
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$140,883	$4,532	$20,017	$168,077	$4,918	$—
Gains (losses) for the period included in:
Net income	—	—	(5,983)	—	—	(1,484)
Other comprehensive income	(190)	(245)	—	(4,709)	(248)	—
Discount accretion	4,485	88	—	4,980	108	—
Purchases or additions	—	—	10,682	—	—	12,636
Settlements	(17,875)	(51)	—	(20,610)	(71)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$127,303	$4,324	$24,716	$147,738	$4,707	$11,152

The balance of servicing rights at the beginning of 2016 includes $8.5 million of residential MSRs, which the Company elected to measure at fair value effective January 1, 2016. Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to discount rates and valuation assumptions, as well as other changes such as runoffs and the passage of time. The amount of unrealized losses included in earnings for the nine months ended September 30, 2016 that were related to servicing assets held at September 30, 2016 totaled approximately $1.7 million and were primarily due to changes in discount rates and valuation assumptions.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2016 consisted of pooled trust preferred securities with a fair value of $4 million and private label residential MBS and CMOs with a fair value of $127 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at September 30, 2016 were 16.9%, 12.9% and 1.6% for investment grade, non-investment grade and option-arm securities, respectively. There were $28 million of option-arm securities with a subordination level of zero at September 30, 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of September 30, 2016 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2016
Investment grade	$57,012	Discounted cash flow	Voluntary prepayment rate	3.78% - 10.57% (8.44%)
			Probability of default	0.03% - 12.39% (2.54%)
			Loss severity	0.00% - 22.58% (1.91%)
			Discount rate	2.41% - 6.67% (3.44%)

Non-investment grade	$40,824	Discounted cash flow	Voluntary prepayment rate	4.66% - 13.78% (8.00%)
			Probability of default	0.02% - 8.08% (2.19%)
			Loss severity	0.00% - 7.32% (1.29%)
			Discount rate	2.80% - 18.29% (5.13%)

Option-arm (non-investment grade)	$29,467	Discounted cash flow	Voluntary prepayment rate	2.91% - 2.97% (2.92%)
			Probability of default	3.90% - 8.86% (7.62%)
			Loss severity	12.78% - 18.77% (14.28%)
			Discount rate	3.50% - 33.43% (8.97%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of September 30, 2016 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	September 30, 2016
Residential MSRs	$13,122	Discounted cash flow	Prepayment rate	6.11% - 23.18% (13.15%)
			Discount rate	9.13% - 9.19% (9.14%)

Commercial servicing rights	$11,594	Discounted cash flow	Prepayment rate	1.34% - 9.77% (7.39%)
			Discount rate	8.99% - 13.58% (11.88%)
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
September 30, 2016

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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	September 30, 2016				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
OREO and repossessed assets	$—	$—	$7,923	$7,923	$(372)	$(740)
Impaired loans	$—	$—	$59,678	$59,678	$(10,623)	$(18,873)

	September 30, 2015				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
OREO	$—	$—	$6,899	$6,899	$(146)	$(538)
Impaired loans	$—	$—	$59,564	$59,564	$(3,871)	$(16,995)
Residential MSRs	$—	$—	$8,622	$8,622	$(20)	$(20)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$261,954	$261,954	$267,500	$267,500
Investment securities available for sale	1/2/3	5,948,061	5,948,061	4,859,539	4,859,539
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	283,422	283,422	219,997	219,997
Loans held for sale	2	42,393	47,334	47,410	50,080
Loans:
Covered	3	666,491	1,259,668	804,672	1,535,688
Non-covered	3	18,221,636	18,486,371	15,706,103	15,925,405
FDIC Indemnification asset	3	582,931	293,196	739,880	361,364
Accrued interest receivable	2	63,986	63,986	47,654	47,654
Derivative assets	2	55,557	55,557	34,349	34,349
Liabilities:
Demand, savings and money market deposits	2	$12,981,902	$12,981,902	$12,330,410	$12,330,410
Time deposits	2	5,854,407	5,870,497	4,608,091	4,630,572
FHLB advances	2	5,219,125	5,227,177	4,008,464	4,008,621
Notes and other borrowings	2	402,786	424,915	402,545	392,219
Accrued interest payable	2	11,680	11,680	5,638	5,638
Derivative liabilities	2	134,267	134,267	69,524	69,524
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
September 30, 2016

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
Note 11     Commitments and Contingencies
The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Unfunded commitments under lines of credit include $13.5 million available under non-cancellable commitments in effect at the date of the FSB Acquisition, which are covered under the Single Family Shared-Loss Agreement if prescribed conditions are met.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2016

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
Total lending related commitments outstanding at September 30, 2016 were as follows (in thousands):

Commitments to fund loans	$461,169
Commitments to purchase loans	323,783
Unfunded commitments under lines of credit	1,859,367
Commercial and standby letters of credit	84,038
$2,728,357
Legal Proceedings
The Company has accrued approximately $2.8 million related to a recent jury award in an action brought against Herald National Bank, which action was commenced prior to the Company's acquisition by Herald. Although management does not believe the findings of the jury amount to violations of the New York Labor Code, it is reasonably possible the judge may conclude otherwise, which would result in the jury award being doubled. In such event, the judge would also have the discretion to award plaintiff’s their reasonable attorney’s fees. The Company is strongly considering appealing the final judgment once entered.
The Company is involved as plaintiff or defendant in various other legal actions arising in the normal course of business. In the opinion of management, based upon advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2016 and should be read in conjunction with the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and BKU’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report on Form 10-K”).

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
Performance highlights include:

•
Net income for the quarter ended September 30, 2016 was $50.8 million, or $0.47 per diluted share, compared to $102.3 million, or $0.95 per diluted share for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, net income was $162.4 million, or $1.50 per diluted share compared to $195.4 million, or $1.83 per diluted share for the nine months ended September 30, 2015. Earnings for the nine months ended September 30, 2016 generated a return on average stockholders' equity of 9.36% and a return on average assets of 0.85%.

•
Earnings for the quarter and nine months ended September 30, 2015 benefited from a discrete income tax benefit of $49.3 million. Non-interest expense for these periods included $1.3 million in professional fees related to this tax benefit. Excluding the impact of this discrete income tax benefit and related professional fees, net income for the quarter and nine months ended September 30, 2015 was $53.8 million and $146.9 million, respectively, or $0.50 and $1.37 per diluted share.

•
Net interest income increased by $32.8 million to $221.7 million for the quarter ended September 30, 2016 from $189.0 million for the quarter ended September 30, 2015. The net interest margin, calculated on a tax-equivalent basis, decreased to 3.69% for the three months ended September 30, 2016 from 3.88% for the three months ended September 30, 2015 and 3.75% for the immediately preceding quarter ended June 30, 2016. The origination of new loans at current market yields lower than those on loans acquired in the FSB Acquisition and the cost of the senior notes issued in November 2015 were the most significant contributors to the decline in the net interest margin.

•
The provision for loan losses increased to $24.4 million for the quarter ended September 30, 2016 from $17.8 million for the quarter ended September 30, 2015. The most significant factors contributing to this increase were an increase in qualitative reserves and an increase in reserves related to the taxi medallion portfolio.

•
Total interest earning assets increased by $1.0 billion during the third quarter of 2016. New loans and leases, including equipment under operating lease, grew by $0.9 billion during the quarter. For the nine months ended September 30, 2016, new loans and leases increased by $2.6 billion.

•
At September 30, 2016, 97.4% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.61% and the ratio of non-covered non-performing assets to total assets was 0.43% at September 30, 2016. Non-performing taxi medallion loans comprised 0.30% of total non-covered loans at September 30, 2016.

•
Total deposits grew by $604 million for the third quarter of 2016 to $18.8 billion. The average cost of total deposits increased to 0.67% for the three months ended September 30, 2016 from 0.61% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, total deposits increased by $1.9 billion.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 8.5%, CET1 and Tier 1 risk-based capital ratios of 11.6% and a Total risk-based capital ratio of 12.4% at September 30, 2016.

•	Book value and tangible book value per common share grew to $22.79 and $22.04, respectively, at September 30, 2016.
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
Net interest income is also impacted by the accounting for ACI loans acquired in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 3.3% and 5.3% of total loans, including premiums, discounts and deferred fees and costs, at September 30, 2016 and 2015, respectively. As this trend continues, we expect our net interest margin and interest rate spread to continue to decrease, although at a declining rate.
The impact of ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

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

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest (1)	Yield / Rate (1) (2)	Average Balance	Interest (1)	Yield / Rate (1)(2)
Assets:
Interest earning assets:
New loans	$17,765,723	$157,227	3.53%	$13,717,886	$120,056	3.48%
Loans acquired in FSB acquisition	749,086	76,223	40.69%	964,826	74,230	30.75%
Total loans	18,514,809	233,450	5.03%	14,682,712	194,286	5.27%
Investment securities (3)	5,898,382	42,262	2.87%	4,832,109	31,970	2.65%
Other interest earning assets	557,490	3,036	2.17%	460,964	2,715	2.34%
Total interest earning assets	24,970,681	278,748	4.45%	19,975,785	228,971	4.57%
Allowance for loan and lease losses	(139,284)			(110,233)
Non-interest earning assets	1,884,894			1,998,023
Total assets	$26,716,291			$21,863,575
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,437,677	2,224	0.62%	$1,352,069	1,547	0.45%
Savings and money market deposits	8,349,281	12,974	0.62%	7,074,730	10,013	0.56%
Time deposits	5,567,909	15,770	1.13%	4,396,640	12,399	1.12%
Total interest bearing deposits	15,354,867	30,968	0.80%	12,823,439	23,959	0.74%
FHLB advances	5,143,003	11,956	0.92%	3,882,553	10,682	1.09%
Notes and other borrowings	403,590	5,322	5.25%	10,380	306	11.70%
Total interest bearing liabilities	20,901,460	48,246	0.92%	16,716,372	34,947	0.83%
Non-interest bearing demand deposits	2,981,017			2,678,429
Other non-interest bearing liabilities	460,514			290,758
Total liabilities	24,342,991			19,685,559
Stockholders' equity	2,373,300			2,178,016
Total liabilities and stockholders' equity	$26,716,291			$21,863,575
Net interest income		$230,502			$194,024
Interest rate spread			3.53%			3.74%
Net interest margin			3.69%			3.88%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $6.2 million and $4.0 million, and the tax-equivalent adjustment for tax-exempt investment securities was $2.5 million and $1.1 million, for the three months ended September 30, 2016 and 2015, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest (1)	Yield/ Rate (1) (2)	Average Balance	Interest (1)	Yield/ Rate (1) (2)
Assets:
Interest earning assets:
New loans	$16,820,646	$445,878	3.54%	$12,684,839	$333,949	3.49%
Loans acquired in FSB acquisition	802,849	233,306	38.75%	1,036,679	222,970	28.69%
Total loans	17,623,495	679,184	5.14%	13,721,518	556,919	5.42%
Investment securities (3)	5,551,249	117,478	2.82%	4,631,331	88,084	2.54%
Other interest earning assets	531,245	8,850	2.22%	466,947	7,338	2.10%
Total interest earning assets	23,705,989	805,512	4.53%	18,819,796	652,341	4.63%
Allowance for loan and lease losses	(133,280)			(104,210)
Non-interest earning assets	1,946,846			1,969,880
Total assets	$25,519,555			$20,685,466
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,341,218	6,140	0.61%	$1,129,288	3,880	0.46%
Savings and money market deposits	8,203,676	37,285	0.61%	6,601,070	26,700	0.54%
Time deposits	5,177,191	43,002	1.11%	4,210,793	35,238	1.12%
Total interest bearing deposits	14,722,085	86,427	0.78%	11,941,151	65,818	0.74%
FHLB advances	4,698,492	35,972	1.02%	3,615,872	29,014	1.07%
Notes and other borrowings	403,213	15,967	5.29%	10,932	925	11.31%
Total interest bearing liabilities	19,823,790	138,366	0.93%	15,567,955	95,757	0.82%
Non-interest bearing demand deposits	2,944,861			2,698,570
Other non-interest bearing liabilities	431,921			280,208
Total liabilities	23,200,572			18,546,733
Stockholders' equity	2,318,983			2,138,733
Total liabilities and stockholders' equity	$25,519,555			$20,685,466
Net interest income		$667,146			$556,584
Interest rate spread			3.60%			3.81%
Net interest margin			3.75%			3.95%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $16.7 million and $11.2 million, and the tax-equivalent adjustment for tax-exempt investment securities was $7.5 million and $2.7 million, for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Net interest income, calculated on a tax-equivalent basis, was $230.5 million for the three months ended September 30, 2016 compared to $194.0 million for the three months ended September 30, 2015, an increase of $36.5 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $49.8 million, offset by an increase in interest expense of $13.3 million.
The increase in tax-equivalent interest income was comprised primarily of a $39.2 million increase in interest income from loans and a $10.3 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.8 billion increase in the average balance outstanding partially offset by a 0.24% decrease in the tax-equivalent yield to 5.03% for the three months ended September 30, 2016 from 5.27% for the three months ended September 30, 2015. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the three months ended September 30, 2016 than for 2015. New loans represented 96.0% of the average balance of loans outstanding for the three months ended September 30, 2016 compared to 93.4% for the three months ended September

30, 2015. We expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans.

•	The tax-equivalent yield on new loans increased to 3.53% for the three months ended September 30, 2016, compared to 3.48% for the three months ended September 30, 2015.

•
Tax-equivalent interest income on loans acquired in the FSB Acquisition totaled $76.2 million and $74.2 million for the three months ended September 30, 2016 and 2015, respectively. The tax-equivalent yield on those loans increased to 40.69% for the three months ended September 30, 2016 from 30.75% for the three months ended September 30, 2015. The increase in the yield on loans acquired in the FSB Acquisition resulted primarily from improvements in expected cash flows for ACI loans.

The average balance of investment securities increased by $1.1 billion for the three months ended September 30, 2016 from the comparable period in 2015 while the tax-equivalent yield increased to 2.87% for the three months ended September 30, 2016 from 2.65% for three months ended September 30, 2015. The increase in tax-equivalent yield reflects (i) changes in portfolio composition, including growth in the municipal portfolio, (ii) resetting of rates on floating-rate securities following the FRB's interest rate increase in the fourth quarter of 2015 and (iii) net purchases of securities with wider spreads.
The components of the increase in interest expense for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 were a $7.0 million increase in interest expense on deposits, a $1.3 million increase in interest expense on FHLB advances and a $5.0 million increase in interest expense on notes and other borrowings.
The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.5 billion in average interest bearing deposits. The average cost of interest bearing deposits increased to 0.80% for the three months ended September 30, 2016 from 0.74% for the three months ended September 30, 2015. This increase reflected increases in the cost of interest bearing demand deposits and in savings and money market deposits of 0.17% and 0.06%, respectively. These increases were generally driven by growth of deposits in competitive markets.
The increase in interest expense on FHLB advances was driven by an increase in the average balance of $1.3 billion, partially offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances decreased to 0.92% for the three months ended September 30, 2016 from 1.09% for the three months ended September 30, 2015. The increase in interest expense on notes and other borrowings was the result of the issuance of $400 million in senior notes in November 2015.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended September 30, 2016 was 3.69% as compared to 3.88% for the three months ended September 30, 2015. The interest rate spread decreased to 3.53% for the three months ended September 30, 2016 from 3.74% for the three months ended September 30, 2015. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and the cost of the senior notes, as discussed above. We expect the net interest margin and interest rate spread to continue to decline, although at a decreasing rate, as new loans originated at lower current market rates of interest continue to grow and higher yielding loans acquired in the FSB Acquisition are collected or resolved.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net interest income, calculated on a tax-equivalent basis, was $667.1 million for the nine months ended September 30, 2016 compared to $556.6 million for the nine months ended September 30, 2015, an increase of $110.6 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $153.2 million, offset by an increase in interest expense of $42.6 million.
The increase in tax-equivalent interest income was comprised primarily of a $122.3 million increase in interest income from loans and a $29.4 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.9 billion increase in the average balance outstanding partially offset by a 0.28% decrease in the tax-equivalent yield to 5.14%for the nine months ended September 30, 2016 from 5.42% for the nine months ended September 30, 2015.
The average balance of investment securities increased by $920 million for the nine months ended September 30, 2016 from the comparable period in 2015 while the tax-equivalent yield increased to 2.82% for the nine months ended September 30, 2016 from 2.54% for nine months ended September 30, 2015.
The components of the increase in interest expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 were a $20.6 million increase in interest expense on deposits, a $7.0 million increase in interest expense on FHLB advances and a $15.0 million increase in interest expense on notes and other borrowings, reflecting the senior notes issued in November 2015.
The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.8 billion in average interest bearing deposits. The average cost of interest bearing deposits increased by 0.04% to 0.78% for the nine months ended September 30, 2016 from 0.74% for the nine months ended September 30, 2015. This increase reflected increases in the cost of interest bearing demand deposits and in savings and money market deposits of 0.15% and 0.07%, respectively.
The increase in interest expense on FHLB advances was driven by an increase in the average balance of $1.1 billion, partially offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances decreased by 0.05% to 1.02% for the nine months ended September 30, 2016 from 1.07% for the nine months ended September 30, 2015.
The net interest margin, calculated on a tax-equivalent basis, for the nine months ended September 30, 2016 was 3.75% as compared to 3.95% for the nine months ended September 30, 2015. The interest rate spread decreased to 3.60% for the nine months ended September 30, 2016 from 3.81% for the nine months ended September 30, 2015.
Factors contributing to these changes in yields, costs, the net interest margin and the interest rate spread were consistent with those for the three month periods discussed above.
Provision for Loan Losses
The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality of and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of non-performing loans and charge-offs, historical and statistical trends and economic and other relevant factors. See “Analysis of the Allowance for Loan and Lease Losses” below for more information about how we determine the appropriate level of the allowance.
For the three months ended September 30, 2016 and 2015, we recorded provisions for loan losses of $24.9 million and $16.7 million, respectively, related to new loans. For the nine months ended September 30, 2016 and 2015, we recorded provisions for loan losses of $43.6 million and $33.7 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
The most significant factors contributing to the increase in the provision for loan losses for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 were an increase in qualitative reserves and an increase in reserves related to the taxi medallion portfolio. The increase in the provision for loan losses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was driven primarily by an increase in reserves related to the taxi medallion portfolio. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
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
Non-Interest Income
The Company reported non-interest income of $25.1 million and $31.2 million for the three months ended September 30, 2016 and 2015, respectively. Non-interest income was $77.1 million and $73.0 million for the nine months ended September 30, 2016 and 2015, respectively. Although the amounts have declined in amount and as a percent of total non-interest income, a significant portion of our non-interest income has historically related to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.

The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from resolution of covered assets, net	$8,883	$12,364	$26,426	$41,261
Net gain (loss) on FDIC indemnification	993	(15,988)	(9,410)	(53,024)
Gain (loss) on sale of covered loans, net	(10,033)	9,288	(14,895)	26,711
Mortgage insurance income, modification incentives and expenses reimbursed, net	371	592	623	3,152
Non-interest income related to the covered assets	214	6,256	2,744	18,100
Service charges and fees	5,171	4,637	14,529	13,580
Gain on sale of non-covered loans	2,086	2,013	7,535	2,979
Gain on investment securities available for sale, net	3,008	2,343	10,065	5,493
Lease financing	11,188	12,673	32,762	25,954
Other non-interest income	3,408	3,251	9,495	6,866
	$25,075	$31,173	$77,130	$72,972
Non-interest income related to transactions in the covered assets
The consolidated financial statements reflect the impact of gains or losses arising from transactions in the covered assets. The balance of the FDIC indemnification asset is reduced or increased as a result of decreases or increases in cash flows expected to be received from the FDIC related to these gains or losses. When these transaction gains or losses are recorded, we also record an offsetting amount in the consolidated statement of income line item “Net gain (loss) on FDIC indemnification.” This line item includes the significantly mitigating impact of FDIC indemnification related to the following types of transactions in covered assets:

•	gains or losses from the resolution of covered assets;

•	provisions for (recoveries of) losses on covered loans;

•	gains or losses on the sale of covered loans; and

•	gains or losses on covered OREO.
Each of these types of transactions is discussed further below.
Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the carrying value of the loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net gain (loss) on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income or loss recorded in any period will be impacted by the amount of covered loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.

The following table provides further detail of the components of income from resolution of covered assets, net, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Payments in full	$9,371	$12,052	$26,790	$37,636
Foreclosures	(5)	205	169	466
Short sales	(406)	39	(540)	241
Charge-offs	(134)	(47)	(208)	(488)
Recoveries	57	115	215	3,406
Income from resolution of covered assets, net	$8,883	$12,364	$26,426	$41,261
The decrease in income for the three and nine months ended September 30, 2016 compared to the same periods in 2015 resulted primarily from decreases in income from residential paid in full resolutions. In addition, there was a decrease in recoveries on commercial loans for the nine months ended September 30, 2016 compared to the same period in 2015.
The decreases in income from payments in full for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 reflected decreases in the number of resolutions and in average income per resolution. Average income per resolution declined in part due to updated cash flow forecasts, reflecting additional history with the performance of covered loans driving continued decreases in non-accretable difference.
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
The following table summarizes the impact of the sale of covered loans for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) on sale of covered loans	$(10,033)	$9,288	$(14,895)	$26,711
Net gain (loss) on FDIC indemnification	8,026	(7,430)	11,958	(21,476)
Net impact on pre-tax earnings	$(2,007)	$1,858	$(2,937)	$5,235
Pricing received on the sale of covered loans may vary based on (i) market conditions, including the interest rate environment, the amount of capital seeking investment and the secondary supply of loans with a particular performance history or collateral type, (ii) the type and quality of collateral, (iii) the performance history of loans included in the sale and (iv) whether or not the loans have been modified. The decline in results of these sales for the three and nine months ended September 30, 2016 from the comparable periods in 2015 related primarily to the characteristics of the loans sold and the dynamics of secondary market demand for these assets. We anticipate that we will continue to exercise our right to sell covered loans on a quarterly basis in the future.
Additional impairment arising since the FSB Acquisition related to covered loans is recorded in earnings through the provision for losses on covered loans. Under the terms of the Loss Sharing Agreements, the Company is entitled to recover from the FDIC a portion of losses on these loans; therefore, the discounted amount of additional expected cash flows from the FDIC related to these losses is recorded in non-interest income in the line item “Net gain (loss) on FDIC indemnification” and reflected as a corresponding increase in the FDIC indemnification asset. Alternatively, a recovery of the provision for loan losses related to covered loans results in a reduction in the amounts the Company expects to recover from the FDIC and a corresponding reduction in the FDIC indemnification asset and in non-interest income, reflected in the line item “Net gain (loss) on FDIC indemnification.”
The Company records impairment charges related to declines in the net realizable value of OREO properties subject to the Loss Sharing Agreements and recognizes additional gains or losses upon the eventual sale of such OREO properties. These amounts are included in other non-interest expense in the consolidated financial statements. The estimated increase or reduction in amounts recoverable from the FDIC with respect to these gains and losses is reflected as an increase or decrease in the FDIC indemnification asset and in non-interest income in the line item "Net gain (loss) on FDIC indemnification."
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$460	$(368)	$92	$(1,108)	$886	$(222)
Income from resolution of covered assets, net	8,883	(7,106)	1,777	12,364	(9,839)	2,525
Gain (loss) on sale of covered loans	(10,033)	8,026	(2,007)	9,288	(7,430)	1,858
Loss on covered OREO	(552)	441	(111)	(493)	395	(98)
	$(1,242)	$993	$(249)	$20,051	$(15,988)	$4,063

	Nine Months Ended September 30,
	2016			2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans (1)	$1,261	$(1,007)	$254	$(601)	$506	$(95)
Income from resolution of covered assets, net	26,426	(21,140)	5,286	41,261	(32,870)	8,391
Gain (loss) on sale of covered loans	(14,895)	11,958	(2,937)	26,711	(21,476)	5,235
Loss on covered OREO	(957)	779	(178)	(1,186)	816	(370)
	$11,835	$(9,410)	$2,425	$66,185	$(53,024)	$13,161

(1)
Transaction income (loss) includes recoveries of $15 thousand, $143 thousand and $66 thousand, respectively, for the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015 and a provision of $35 thousand for the three months ended September 30, 2015 related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

Other components of non-interest income
The increase in gain on sale of non-covered loans for the nine months ended September 30, 2016 compared to the corresponding period in 2015 related primarily to increased gains of $5.0 million on sales of loans by SBF. SBF was acquired by the Company in May 2015.
Gains on investment securities available for sale for the three and nine months ended September 30, 2016 and 2015 related to sales of securities in the normal course of managing liquidity, portfolio duration and yield.
Income from lease financing amounted to $11.2 million and $32.8 million for the three and nine months ended September 30, 2016, respectively, compared to $12.7 million and $26.0 million for the three and nine months ended September 30, 2015, respectively. The quarter and nine month periods ended September 30, 2015 included $3.9 million in gains on sale of leased equipment; such gains were not significant for the quarter and nine month period ended September 30, 2016. Increased rental revenue corresponding to growth in the operating lease portfolio for the nine months ended September 30, 2016 more than offset the decrease in gains on sale of equipment.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee compensation and benefits	$55,162	$55,316	$166,374	$156,640
Occupancy and equipment	18,488	19,103	56,263	56,207
Amortization of FDIC indemnification asset	38,957	28,409	116,711	76,874
Deposit insurance expense	4,943	3,615	12,866	9,696
Professional fees	3,884	4,095	10,119	10,073
Telecommunications and data processing	3,746	3,451	10,800	10,267
Depreciation of equipment under operating lease	6,855	5,012	20,004	12,522
Other non-interest expense	15,969	13,268	41,087	37,582
	$148,004	$132,269	$434,224	$369,861
Annualized non-interest expense as a percentage of average assets was 2.2% and 2.4% for the three months ended September 30, 2016 and 2015, respectively, and 2.3% and 2.4% for the nine months ended September 30, 2016 and 2015, respectively. Excluding amortization of the FDIC indemnification asset, annualized non-interest expense as a percentage of average assets was 1.6% and 1.9% for the three months ended September 30, 2016 and 2015, respectively, and 1.7% and 1.9% for the nine months ended September 30, 2016 and 2015, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three and nine months ended September 30, 2016 decreased by $0.2 million and increased by $9.7 million, respectively, as compared to the corresponding periods in 2015. The increase for the nine months ended September 30, 2016 primarily reflected general increases in compensation, including the impact of annual pay raises.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $39.0 million and $116.7 million, respectively, for the three and nine months ended September 30, 2016 compared to $28.4 million and $76.9 million, respectively, for the three and nine months ended September 30, 2015.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and nine months ended September 30, 2016, the average rate at which the FDIC indemnification asset was amortized was 25.36% and 23.48%, respectively, compared to 13.49% and 11.52%, respectively, during the comparable periods in 2015.
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
See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the nine months ended September 30, 2016 and the year ended December 31, 2015. Subsequent to the termination of loss sharing under the Commercial Shared-Loss Agreement in 2014, the entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
FDIC indemnification asset	$582,931	$739,880
Less expected amortization	(267,703)	(342,317)
Amount expected to be collected from the FDIC	$315,228	$397,563
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
Deposit insurance expense
Deposit insurance expense increased by $1.3 million and $3.2 million for the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. These increases primarily reflect the growth of the balance sheet and, beginning in the third quarter of 2016, the large bank surcharge imposed by the FDIC.
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $1.8 million and $7.5 million for the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. These increases are consistent with the growth of the portfolio of equipment under operating lease.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, insurance, travel and general office expense. Non-interest expense for the quarter and nine months ended September 30, 2016 was impacted by an increase in litigation accruals of $2.1 million and a $1.1 million settlement related to a payroll tax audit.
Income Taxes
The Company's effective tax rate was 31.7% and 33.2% for the three and nine months ended September 30, 2016, respectively, compared to (46.1)% and 7.6% for the three and nine months ended September 30, 2015, respectively.
Components included in the reconciliation of the Company's effective income tax rate to the statutory federal tax rate of 35.0% included the effect of state income taxes and the impact of income not subject to federal tax for each of the periods presented. The effective income tax rate for the three and nine months ended September 30, 2015 also reflects a discrete income tax benefit of $49.3 million. The tax benefit, predicated on guidance issued by the IRS in 2015, relates to the Company's ability to claim additional tax basis in certain assets acquired in the FSB Acquisition. In addition, $5.9 million of reserves for uncertain tax liabilities were released in the three months ended September 30, 2015, due to the lapse of the statute of limitations related thereto.
Analysis of Financial Condition
Average interest-earning assets increased $4.9 billion to $23.7 billion for the nine months ended September 30, 2016 from $18.8 billion for the nine months ended September 30, 2015. This increase was driven by a $3.9 billion increase in the average balance of outstanding loans and a $920 million increase in the average balance of investment securities. The increase in average loans reflected growth of $4.1 billion in average new loans outstanding, partially offset by a $234 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets remained relatively consistent period over period, reflecting a decrease in the FDIC indemnification asset and offsetting increases in equipment under operating lease, net and other assets. Growth of the new loan and lease portfolio, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $4.3 billion to $19.8 billion for the nine months ended September 30, 2016 from $15.6 billion for the nine months ended September 30, 2015, due to an increase of $2.8 billion in average interest bearing deposits, a $1.1 billion increase in average FHLB advances and a $392 million increase in average notes and other borrowings. Average non-interest bearing deposits increased by $246 million.
Average stockholders' equity increased by $180 million, due primarily to the retention of earnings.
Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$4,999	$5,011	$4,997	$4,997
U.S. Government agency and sponsored enterprise residential MBS	1,374,414	1,392,471	1,167,197	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	147,141	151,077	95,997	96,814
Re-Remics	49,130	49,742	88,658	89,691
Private label residential MBS and CMOs	426,784	475,835	502,723	544,612
Private label commercial MBS	1,279,911	1,297,436	1,219,355	1,218,740
Single family rental real estate-backed securities	778,878	786,701	646,156	636,705
Collateralized loan obligations	487,664	486,572	309,615	306,877
Non-mortgage asset-backed securities	190,020	193,082	54,981	56,500
Preferred stocks	66,217	73,731	75,742	83,209
State and municipal obligations	494,607	525,269	351,456	361,753
SBA securities	497,731	503,350	270,553	273,336
Other debt securities	3,963	7,784	3,854	7,987
	$5,801,459	$5,948,061	$4,791,284	$4,859,539
Our investment strategy has focused on providing liquidity necessary for day-to-day operations, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of September 30, 2016 was 4.9 years and the effective duration was 1.5 years.
Regulations implementing the Volcker Rule were approved in December 2013. Among other provisions, the regulations generally serve to prohibit us from holding an ownership interest in a covered fund, as such terms are defined in the regulations. There are Re-Remic securities in our portfolio that we believe are likely to be deemed impermissible investments under the regulations. At September 30, 2016, we held Re-Remics with a carrying value of $50 million, the substantial majority of which were in unrealized gain positions. The Re-Remics are an amortizing portfolio and we estimate that their carrying value will be significantly reduced through normal amortization and prepayments prior to the required compliance date. We must be in compliance with the regulations implementing the Volcker Rule by July 2017 as it pertains to legacy covered funds, as defined.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of September 30, 2016. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$5,011	0.92%	$—	—%	$—	—%	$5,011	0.92%
U.S. Government agency and sponsored enterprise residential MBS	240,061	2.89%	514,662	2.38%	468,621	1.52%	169,127	1.49%	1,392,471	2.07%
U.S. Government agency and sponsored enterprise commercial MBS	9,152	2.55%	28,086	2.54%	93,774	2.58%	20,065	3.05%	151,077	2.63%
Re-Remics	31,867	3.81%	17,875	3.86%	—	—%	—	—%	49,742	3.83%
Private label residential MBS and CMOs	107,178	4.80%	247,940	4.72%	85,002	5.87%	35,715	7.81%	475,835	5.13%
Private label commercial MBS	54,176	3.40%	897,707	3.17%	339,365	2.47%	6,188	3.06%	1,297,436	3.00%
Single family rental real estate-backed securities	1,999	2.66%	760,341	2.36%	24,361	3.73%	—	—%	786,701	2.40%
Collateralized loan obligations	—	—%	411,656	2.89%	74,916	3.27%	—	—%	486,572	2.95%
Non-mortgage asset-backed securities	10,733	3.21%	151,444	2.79%	30,905	3.17%	—	—%	193,082	2.87%
State and municipal obligations	—	—%	—	—%	525,269	4.59%	—	—%	525,269	4.59%
SBA securities	70,092	1.88%	190,579	1.88%	121,093	1.90%	121,586	2.11%	503,350	1.94%
Other debt securities	—	—%	—	—%	—	—%	7,784	8.24%	7,784	8.24%
	$525,258	3.25%	$3,225,301	2.84%	$1,763,306	3.04%	$360,465	2.59%	5,874,330	2.89%
Preferred stocks with no scheduled maturity									73,731	8.56%
Total investment securities available for sale									$5,948,061	2.96%
The available for sale investment securities portfolio was in a net unrealized gain position of $147 million at September 30, 2016 with aggregate fair value equal to 102.5% of amortized cost. Net unrealized gains included $152 million of gross unrealized gains and $5 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at September 30, 2016 had an aggregate fair value of $906 million. At September 30, 2016, 91.1% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $78 million were rated below investment grade or not rated at September 30, 2016, all of which were acquired in the FSB Acquisition and in unrealized gain positions at September 30, 2016.
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
The Company recognized OTTI in the amount of $463 thousand on two positions in one private label commercial MBS security, which was determined to be other-than-temporarily impaired during the three and nine months ended September 30, 2016. This security was in an unrealized loss position at September 30, 2016 and the Company intended to sell the security before recovery of the amortized cost basis. No securities were determined to be other-than-temporarily impaired at September 30, 2015, or during the three and nine months then ended.
We do not intend to sell any other securities in significant unrealized loss positions at September 30, 2016. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at September 30, 2016 were primarily attributable to widening credit spreads and, for certain securities, increased extension risk.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At September 30, 2016 and December 31, 2015, 2.2% and 3.0%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at September 30, 2016 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at September 30, 2016 included $42.4 million of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three and nine months ended September 30, 2016 and 2015. We anticipate growth in loan sales and servicing and related revenue from SBF in the future.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	September 30, 2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,305,895	$—	$580,828	$38,848	$3,925,571	20.7%
Home equity loans and lines of credit	1,219	—	3,008	53,360	57,587	0.3%
	3,307,114	—	583,836	92,208	3,983,158	21.0%
Commercial:
Multi-family	3,773,049	22,973	—	—	3,796,022	20.0%
Commercial real estate
Owner occupied	1,669,866	10,279	—	—	1,680,145	8.8%
Non-owner occupied	3,720,048	12,994	—	—	3,733,042	19.6%
Construction and land	282,409	—	—	—	282,409	1.5%
Commercial and industrial	3,205,534	928	—	—	3,206,462	16.9%
Commercial lending subsidiaries	2,289,205	—	—	—	2,289,205	12.0%
	14,940,111	47,174	—	—	14,987,285	78.8%
Consumer	30,289	7	—	—	30,296	0.2%
Total loans	18,277,514	47,181	583,836	92,208	19,000,739	100.0%
Premiums, discounts and deferred fees and costs, net	48,632	—	—	(6,768)	41,864
Loans including premiums, discounts and deferred fees and costs	18,326,146	47,181	583,836	85,440	19,042,603
Allowance for loan and lease losses	(151,691)	—	—	(2,785)	(154,476)
Loans, net	$18,174,455	$47,181	$583,836	$82,655	$18,888,127

	December 31, 2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,883,470	$—	$699,039	$46,110	$3,628,619	21.9%
Home equity loans and lines of credit	806	—	4,831	67,493	73,130	0.4%
	2,884,276	—	703,870	113,603	3,701,749	22.3%
Commercial:
Multi-family	3,447,526	24,636	—	—	3,472,162	20.9%
Commercial real estate
Owner occupied	1,338,184	16,567	—	—	1,354,751	8.2%
Non-owner occupied	2,885,226	25,101	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	—	347,676	2.1%
Commercial and industrial	2,769,813	1,062	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	—	2,003,984	12.1%
	12,792,409	67,366	—	—	12,859,775	77.5%
Consumer	35,173	10	—	—	35,183	0.2%
Total loans	15,711,858	67,376	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	—	(7,933)	39,896
Loans including premiums, discounts and deferred fees and costs	15,759,687	67,376	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	—	(4,868)	(125,828)
Loans, net	$15,638,727	$67,376	$703,870	$100,802	$16,510,775
Total loans, including premiums, discounts and deferred fees and costs, increased by $2.4 billion to $19.0 billion at September 30, 2016, from $16.6 billion at December 31, 2015. New loans grew by $2.6 billion while loans acquired in the FSB Acquisition declined by $160 million from December 31, 2015 to September 30, 2016. New residential loans grew by $428 million and new commercial loans grew by $2.1 billion during the nine months ended September 30, 2016.
Growth in new loans, including premiums, discounts and deferred fees and costs, for the nine months ended September 30, 2016 included $809 million for the Florida franchise, $772 million for the New York franchise and $985 million for the national platforms.

The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2016
	Florida	New York	National	Total
Residential	$235,956	$237,809	$2,879,281	$3,353,046
Commercial:
Multi-family	496,990	3,281,034	—	3,778,024
Commercial real estate
Owner occupied	1,025,141	560,046	83,902	1,669,089
Non-owner occupied	2,331,541	1,285,913	95,475	3,712,929
Construction and land	171,379	99,596	11,099	282,074
Commercial and industrial	2,052,815	790,698	358,433	3,201,946
Commercial lending subsidiaries	—	—	2,298,818	2,298,818
Consumer	26,720	3,500	—	30,220
	$6,340,542	$6,258,596	$5,727,008	$18,326,146
	34.6%	34.2%	31.2%	100.0%

	December 31, 2015
	Florida	New York	National	Total
Residential	$246,751	$228,741	$2,449,935	$2,925,427
Commercial:
Multi-family	500,400	2,951,573	—	3,451,973
Commercial real estate
Owner occupied	840,364	418,935	79,648	1,338,947
Non-owner occupied	1,715,352	1,086,224	78,541	2,880,117
Construction and land	224,259	106,973	15,739	346,971
Commercial and industrial	1,974,179	688,691	105,658	2,768,528
Commercial lending subsidiaries	—	—	2,012,646	2,012,646
Consumer	29,820	5,258	—	35,078
	$5,531,125	$5,486,395	$4,742,167	$15,759,687
	35.1%	34.8%	30.1%	100.0%
Residential Mortgages
Residential mortgages totaled $4.0 billion, or 21.0% of total loans and $3.7 billion, or 22.3% of total loans at September 30, 2016 and December 31, 2015, respectively.
The new residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint. In January 2016, we terminated our retail residential mortgage origination business. New residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2016, 32.8% of the new residential loan portfolio were fixed rate loans. The ARM portfolio included 5/1, 7/1 and 10/1 ARMs. At September 30, 2016, $148 million or 4.4% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
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

The geographic concentration of the new 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollar in thousands):

	September 30, 2016		December 31, 2015
California	$896,481	26.7%	$948,301	32.4%
New York	726,600	21.7%	548,181	18.7%
Florida	478,756	14.3%	422,638	14.5%
Virginia	135,724	4.0%	84,709	3.0%
Others (1)	1,114,266	33.3%	920,792	31.4%
	$3,351,827	100.0%	$2,924,621	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at September 30, 2016 or December 31, 2015.
Commercial loans
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, construction loans, land loans, commercial and industrial loans and direct financing leases.
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 81.7% and 81.4% of new loans as of September 30, 2016 and December 31, 2015, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit. Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. In addition, the Company usually obtains personal guarantees or carve-out guarantees of the principals as an additional enhancement for commercial real estate loans. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.5% of the total loan portfolio at September 30, 2016. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At September 30, 2016, the recorded investment in construction loans with available interest reserves totaled $89 million; the amount of available interest reserves totaled $1 million. All of these loans were rated “pass” at September 30, 2016.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans and leases, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, lease financing, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $1.1 billion at September 30, 2016, typically relationship based loans to borrowers in our geographic footprint.
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

The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Pinnacle	$1,311,775	$1,085,981
Bridge - franchise finance	461,751	440,375
Bridge - transportation equipment finance	525,292	486,290
SBF	213,137	197,953
Mortgage warehouse lending	335,772	81,633
	$2,847,727	$2,292,232
The geographic concentration of the commercial loans in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2016		December 31, 2015
Florida	$553,273	19.4%	$537,111	23.4%
California	397,552	14.0%	188,338	8.2%
Iowa	165,495	5.8%	159,142	6.9%
Virginia	158,557	5.6%	113,486	5.0%
Texas	132,943	4.7%	90,989	4.0%
Nevada	113,986	4.0%	101,370	4.4%
Others (1)	1,325,921	46.5%	1,101,796	48.1%
	$2,847,727	100.0%	$2,292,232	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at September 30, 2016 or December 31, 2015.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Asset Quality
In discussing asset quality, we distinguish between new loans and loans acquired in the FSB Acquisition. Although the risk profile of loans acquired in the FSB Acquisition is higher than that of new loans, our exposure to loss related to the loans acquired in the FSB Acquisition is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and, for the residential loans, by the Single Family Shared-Loss Agreement. Loss sharing under the Commercial Shared-Loss Agreement was terminated on May 21, 2014. At September 30, 2016, loans covered under the Single Family Shared-Loss Agreement totaled $669 million.
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
Loan performance is monitored by our credit administration and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Additionally, commercial loans are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
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
At September 30, 2016, new commercial loans with aggregate balances of $66 million, $310 million and $14 million were rated special mention, substandard and doubtful, respectively. At December 31, 2015, new commercial loans aggregating $32 million, $198 million and $6 million were rated special mention, substandard and doubtful, respectively. The balance of substandard loans at September 30, 2016 and December 31, 2015 included $141.6 million and $80.5 million, respectively, of taxi medallion finance loans. Criticized and classified assets represented 2.6% of the new commercial portfolio at September 30, 2016. See Note 4 to the consolidated financial statements for more detailed information about risk rating of new commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $192 million at September 30, 2016. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined in recent periods due to competitive developments in the transportation-for-hire industry. We update our analysis of the cash flow generating capacity of the operation of medallions on a regular basis using current available taxi industry data from which prospective debt service capacity is estimated. This analysis is based on an extensive data set typically made available by the New York Taxi and Limousine Commission semi-annually and assumptions that we believe to be generally conservative regarding fleet utilization and borrower expenses. Actual debt service coverage of our medallion loans may in some cases be more favorable than these cash flow capacity estimates. We also consider, if less favorable than our analysis of cash flow generating capacity, available borrower specific financial information. We update our analysis of estimated medallion valuations on a quarterly basis, based on the cash flow capacity estimates and recent medallion transfer activity. The taxi medallion portfolio had the following characteristics at September 30, 2016:

•	Approximately 94.5% of the portfolio was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $13.6 million or 7.1% of the portfolio, compared to $7.9 million or 3.7% of the portfolio at December 31, 2015. Loans delinquent by 90 days or more totaled $8.2 million or 4.2% of the portfolio, compared to $1.9 million or 0.9% of the portfolio at December 31, 2015. Loans on non-accrual status totaled $54.5 million at September 30, 2016.

•	At September 30, 2016, $50 million, $141.6 million and $1.1 million of loans were rated pass, substandard and doubtful, respectively.

•
Based on our updated analysis of medallion values, the weighted average estimated current LTV for loans directly secured by medallions was approximately 90% and approximately 58.7% of those loans had current LTV in excess of 100%.

•	Approximately 15.9% of the portfolio consisted of interest only loans.

•
Based on our updated analysis of the estimated cash flow generating capacity of medallions, as discussed above, approximately 52.9% of loans secured directly by taxi medallions had estimated prospective debt service coverage ratios of less than 1.00, the majority of which were current with respect to payment of principal and interest.

•	The portfolio included 60 loans modified in TDRs with a recorded investment of $58.5 million.

•
In the aggregate, the ALLL related to taxi medallion loans was 8.0% of the outstanding balance at September 30, 2016, compared to 4.7% at December 31, 2015. Charge-offs of $4.2 million were recognized in the nine months ended September 30, 2016 related to taxi medallion loans.

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
Residential
New 1-4 single family residential loans past due more than 30 days totaled $9.5 million and $2.5 million at September 30, 2016 and December 31, 2015, respectively. The amount of these loans 90 days or more past due was $0.3 million and $1.5 million at September 30, 2016 and December 31, 2015, respectively.
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
The following tables show the distribution of new 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	September 30, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.4%	4.7%	22.0%	32.6%
60% - 70%	2.4%	2.8%	3.6%	14.9%	23.7%
70% - 80%	3.0%	4.2%	8.1%	26.3%	41.6%
More than 80%	0.7%	0.2%	0.4%	0.8%	2.1%
	8.6%	10.6%	16.8%	64.0%	100.0%

	December 31, 2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.7%	3.4%	4.9%	22.8%	33.8%
60% - 70%	2.4%	2.7%	3.8%	16.4%	25.3%
70% - 80%	2.2%	3.4%	7.2%	26.4%	39.2%
More than 80%	1.0%	0.1%	0.1%	0.5%	1.7%
	8.3%	9.6%	16.0%	66.1%	100.0%
At September 30, 2016, the new 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with an average FICO score of 767 and average LTV of 66.4%. The majority of this portfolio was owner-occupied, with 88.6% primary residence, 8.5% second homes and 2.9% investment properties. In terms of vintage, 11.6% of the portfolio was originated pre-2013, 21.4% in 2013, 19.2% in 2014, 28.5% in 2015 and 19.3% in 2016.
Consumer
One consumer loan with a carrying value of $836 thousand was past due more than 90 days at September 30, 2016. At December 31, 2015, there were no delinquent new consumer loans.
Loans Acquired in the FSB Acquisition
Loans acquired in the FSB Acquisition consist of both ACI loans and non-ACI loans. At September 30, 2016, ACI loans totaled $631 million and non-ACI loans totaled $85 million, including premiums, discounts and deferred fees and costs.

Residential
At September 30, 2016, residential ACI loans totaled $584 million and residential non-ACI loans totaled $85 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
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
At September 30, 2016, accretable yield on residential ACI loans totaled $683 million and non-accretable difference related to those loans totaled $438 million. Accretable yield on residential ACI loans decreased by $27 million and non-accretable difference decreased by $55 million in the three months ended September 30, 2016, primarily as a result of updates to assumptions about the expected timing of cash flows.
At September 30, 2016, the recorded investment in non-ACI 1-4 single family residential loans was $32.8 million; $1.3 million or 3.9% of these loans were 30 days or more past due and $0.9 million or 2.8% of these loans were 90 days or more past due. At September 30, 2016, the recorded investment in ACI 1-4 single family residential loans totaled $580.8 million; $29.7 million or 5.1% of these loans were delinquent by 30 days or more and $15.0 million or 2.6% were delinquent by 90 days or more.
At September 30, 2016, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $52.6 million; $2.9 million or 5.6% of these loans were 30 days or more past due and $2.4 million or 4.6% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $3.0 million at September 30, 2016; amounts 30 days or more contractually delinquent were not significant.
Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at September 30, 2016 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	57.7%	43.6%
Scheduled to reset within 12 months	15.1%	15.9%
Scheduled to reset after 12 months	27.2%	40.5%
	100.0%	100.0%
Lien position:
First liens	11.7%	15.0%
Second or third liens	88.3%	85.0%
	100.0%	100.0%
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
Commercial
At September 30, 2016, ACI commercial loans had a carrying value of $47.2 million. The carrying amount of ACI commercial loans that were past due, criticized or classified at September 30, 2016 was not significant.

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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (in thousands):

	September 30, 2016			December 31, 2015
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$931	$328	$1,259	$594	$2,007	$2,601
Home equity loans and lines of credit	2,844	—	2,844	4,724	—	4,724
Total residential loans	3,775	328	4,103	5,318	2,007	7,325
Commercial:
Commercial real estate
Owner occupied	—	18,809	18,809	—	8,274	8,274
Non-owner occupied	—	1,145	1,145	—	—	—
Construction and land	—	1,238	1,238	—	—	—
Commercial and industrial (1)	—	70,671	70,671	—	37,782	37,782
Commercial lending subsidiaries	—	19,037	19,037	—	9,920	9,920
Total commercial loans	—	110,900	110,900	—	55,976	55,976
Consumer	—	1,162	1,162	—	7	7
Total non-accrual loans	3,775	112,390	116,165	5,318	57,990	63,308
TDRs (2)	—	—	—	7,050	1,175	8,225
Total non-performing loans	3,775	112,390	116,165	12,368	59,165	71,533
OREO	6,344	3,415	9,759	8,853	—	8,853
Repossessed assets	—	1,006	1,006	—	2,337	2,337
Total non-performing assets	10,119	116,811	126,930	21,221	61,502	82,723
Performing TDRs (1)	11,611	59,743	71,354	3,988	5,535	9,523
Total impaired loans and non-performing assets	$21,730	$176,554	$198,284	$25,209	$67,037	$92,246

Non-performing loans to total loans (3)		0.61%	0.61%		0.37%	0.43%
Non-performing assets to total assets (4)		0.43%	0.47%		0.26%	0.35%
ALLL to total loans (3)		0.83%	0.81%		0.76%	0.76%
ALLL to non-performing loans		134.97%	132.98%		204.45%	175.90%
Net charge-offs to average loans (5)		0.10%	0.11%		0.09%	0.10%

(1)
Non-performing new commercial and industrial loans include taxi medallion loans with a carrying value of $54.5 million and $2.6 million, and performing TDRs include taxi medallion loans with a carrying value of $32.8 million and $0.6 million, at September 30, 2016 and December 31, 2015, respectively.

(2)	Effective January 1, 2016, we are no longer reporting accruing TDRs as non-performing.

(3)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(4)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(5)	Annualized.
The primary driver of the increases in non-covered, non-performing loans and non-covered performing TDRs and of the decrease in the ratio of the ALLL to non-performing loans at September 30, 2016 compared to December 31, 2015 was increases in non-accrual loans and TDRs in the taxi medallion portfolio.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $15 million and $20 million at September 30, 2016 and December 31, 2015, respectively.
New and non-ACI commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. New and non-ACI residential and consumer loans are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days of interest is due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
The following table summarizes loans modified in TDRs at September 30, 2016 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential:
Covered	60	$13,308	$610
Non-covered	3	343	4
Commercial:
Taxi medallion	60	58,466	3,290
Other	22	39,430	4,221
	145	$111,547	$8,125
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $213 million, of which $88 million were taxi medallion loans, at September 30, 2016. The majority of these loans were current as to principal and interest at September 30, 2016.
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
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,432 permanent loan modifications through September 30, 2016 and there are 22 trial loan modifications at September 30, 2016. Substantially all of these modified loans were covered ACI loans accounted for in pools.
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
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for new commercial, home equity and consumer loans is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 28 banks at September 30, 2016. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal finance receivables is based on a historical cumulative default curve for municipal obligations of credit quality comparable to those in the Company’s portfolio.
Beginning in the first quarter of 2016, we extended the loss experience period used to calculate peer group average annual net charge-off rates from 12 quarters to 16 quarters for commercial and consumer loans. We believe this extension of the look back period is appropriate at this time to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle, and to reflect recent indications that the U.S. economy continues to move through the credit cycle. We believe the 16-quarter look back period to be consistent with the range of industry practice. Extending the look back period to 16 quarters resulted in an increase in the ALLL of approximately $9 million as of March 31, 2016, as compared to using a 12-quarter look back period at the same date. The framework used to determine qualitative reserves was not revised.
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
Qualitative Factors
Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as evaluated by our independent loan review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory considerations.

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
Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Estimates of default probability and loss severity given default also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected based on historical experience over the last three years. The ACI home equity roll rates include the impact of delinquent, related senior liens and loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at September 30, 2016 or December 31, 2015.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at September 30, 2016 or December 31, 2015.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Nine Months Ended September 30, 2016
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
Provision for (recovery of) loan losses:
1-4 single family residential	(324)	—	23	(301)
Home equity loans and lines of credit	2	—	(1,097)	(1,095)
Multi-family	1,509	—	—	1,509
Commercial real estate
Owner occupied	4,854	—	—	4,854
Non-owner occupied	7,563	—	—	7,563
Construction and land	(980)	—	—	(980)
Commercial and industrial	26,365	—	(45)	26,320
Commercial finance subsidiaries	4,677	—	—	4,677
Consumer	(98)	—	—	(98)
Total Provision	43,568	—	(1,119)	42,449
Charge-offs:
1-4 single family residential	—	—	(312)	(312)
Home equity loans and lines of credit	—	—	(774)	(774)
Commercial real estate
Owner occupied	(2,615)	—	—	(2,615)
Non-owner occupied	(128)	—	—	(128)
Commercial and industrial	(11,480)	—	—	(11,480)
Commercial lending subsidiaries	(1,432)	—	—	(1,432)
Total Charge-offs	(15,748)	—	(1,086)	(16,834)
Recoveries:
Home equity loans and lines of credit	—	—	77	77
Commercial real estate
Owner occupied	1,175	—	—	1,175
Non-owner occupied	—	—	—	—
Commercial and industrial	440	—	45	485
Commercial lending subsidiaries	1,278	—	—	1,278
Consumer	18	—	—	18
Total Recoveries	2,911	—	122	3,033
Net Charge-offs:	(12,837)	—	(964)	(13,801)
Balance at September 30, 2016	$151,691	$—	$2,785	$154,476

	Nine Months Ended September 30, 2015
	New Loans	ACI Loans	Non-ACI Loans	Total

Balance at December 31, 2014	$91,350	$—	$4,192	$95,542
Provision for (recovery of) loan losses:
1-4 single family residential	3,928	—	(337)	3,591
Home equity loans and lines of credit	(11)	—	1,052	1,041
Multi-family	5,324	—	(4)	5,320
Commercial real estate
Owner occupied	(2,216)	—	—	(2,216)
Non-owner occupied	6,739	—	—	6,739
Construction and land	649	—	—	649
Commercial and industrial	9,449	—	(44)	9,405
Commercial finance subsidiaries	9,817	—	—	9,817
Consumer	41	—	—	41
Provision for loan losses:	33,720	—	667	34,387
Charge-offs:
Home equity loans and lines of credit	—	—	(1,458)	(1,458)
Commercial real estate
Non-owner occupied	(303)	—	—	(303)
Commercial and industrial	(3,246)	—	—	(3,246)
Commercial lending subsidiaries	(7,637)	—	—	(7,637)
Total Charge-offs	(11,186)	—	(1,458)	(12,644)
Recoveries:
Home equity loans and lines of credit	—	—	36	36
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	1	—	—	1
Commercial and industrial	807	—	44	851
Commercial lending subsidiaries	80	—	—	80
Consumer	28	—	—	28
Total Recoveries	916	—	84	1,000
Net Charge-offs:	(10,270)	—	(1,374)	(11,644)
Balance at September 30, 2015	$114,800	$—	$3,485	$118,285

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	September 30, 2016
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$10,762	$—	$275	$11,037	20.7%
Home equity loans and lines of credit	6	—	2,510	2,516	0.3%
	10,768	—	2,785	13,553	21.0%
Commercial:
Multi-family	23,826	—	—	23,826	20.0%
Commercial real estate
Owner occupied	10,904	—	—	10,904	8.8%
Non-owner occupied	33,614	—	—	33,614	19.6%
Construction and land	2,514	—	—	2,514	1.5%
Commercial and industrial	48,986	—	—	48,986	16.9%
Commercial lending subsidiaries	20,906	—	—	20,906	12.0%
	140,750	—	—	140,750	78.8%
Consumer	173	—	—	173	0.2%
	$151,691	$—	$2,785	$154,476	100.0%

	December 31, 2015
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$11,086	$—	$564	$11,650	21.9%
Home equity loans and lines of credit	4	—	4,304	4,308	0.4%
	11,090	—	4,868	15,958	22.3%
Commercial:
Multi-family	22,317	—	—	22,317	20.9%
Commercial real estate
Owner occupied	7,490	—	—	7,490	8.2%
Non-owner occupied	26,179	—	—	26,179	17.5%
Construction and land	3,587	—	—	3,587	2.1%
Commercial and industrial	33,661	—	—	33,661	16.7%
Commercial lending subsidiaries	16,383	—	—	16,383	12.1%
	109,617	—	—	109,617	77.5%
Consumer	253	—	—	253	0.2%
	$120,960	$—	$4,868	$125,828	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL for new loans at September 30, 2016 as compared to December 31, 2015 primarily reflects the impact of an increase related to growth of the new loan portfolio and an increase in reserves for classified loans, including loans determined to be individually impaired. Factors influencing the change in the ALLL as related to specific loan types at September 30, 2016 as compared to December 31, 2015, include:

•
A decline of $0.3 million for new 1 - 4 single family residential loans in spite of growth in the corresponding portfolio was attributable to a decline in the applicable quantitative historical loss rate and a reduction in qualitative reserves applied to the originated portfolio.

•	An increase of $3.4 million for new owner occupied commercial real estate loans was attributable to the growth of the corresponding loan portfolio and increases in reserves for classified loans.

•	A $7.4 million increase for new non-owner occupied commercial real estate loans was primarily attributable to the growth of the corresponding loan portfolio.

•
An increase of $15.3 million for new commercial and industrial loans was primarily driven by an increase in the peer group based historical loss factor for this portfolio segment and increases in reserves for classified and impaired loans, including taxi medallion loans. The reserve for classified and impaired loans in this portfolio segment increased by $14.3 million, of which $7.0 million related to the taxi medallion portfolio.

•
A $4.5 million increase for commercial lending subsidiaries reflects the growth of the portfolio, an increase in the peer group historical loss factor and increases in reserves for classified and individually impaired loans.

•	The decrease in the reserve for non-ACI loans resulted primarily from a decline in related portfolio balances and an improvement in roll rates for the home equity segment.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Equipment under Operating Lease
Equipment under operating lease primarily consists of railcars leased to North American commercial end-users. The portfolio also includes non-commercial aircraft and other land transport equipment. At September 30, 2016, our operating lease fleet consisted of 4,893 rail cars, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas; 1,182 trailers; 34 tractors; 19 forklifts; 53 utility trucks and 2 helicopters. The largest concentrations of rail cars were 2,125 hopper cars and 1,534 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $290 million at September 30, 2016 was leased to companies for use in the energy industry. Three of these operating lease relationships with assets under lease totaling $51 million were internally risk rated substandard at September 30, 2016.
There have been no significant impairments of residuals or asset carrying values, missed payments or time off-lease related to the operating lease portfolio to date. One relationship was restructured in July 2016, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with lease terms ranging from 3-10 years at September 30, 2016. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
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
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,981,017	—%	$2,678,429	—%	$2,944,861	—%	$2,698,570	—%
Interest bearing	1,437,677	0.62%	1,352,069	0.45%	1,341,218	0.61%	1,129,288	0.46%
Money market	7,948,299	0.64%	6,549,784	0.58%	7,778,761	0.63%	6,043,972	0.56%
Savings	400,982	0.22%	524,946	0.32%	424,915	0.24%	557,098	0.32%
Time	5,567,909	1.13%	4,396,640	1.12%	5,177,191	1.11%	4,210,793	1.12%
	$18,335,884	0.67%	$15,501,868	0.61%	$17,666,946	0.65%	$14,639,721	0.60%
Total deposits at September 30, 2016 and December 31, 2015 included $1.9 billion and $1.1 billion, respectively, of brokered deposits.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2016 (in thousands):

Three months or less	$569,657
Over three through six months	1,012,154
Over six through twelve months	1,287,218
Over twelve months	1,073,389
$3,942,418

FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The contractual balance of FHLB advances outstanding at September 30, 2016 is scheduled to mature as follows (in thousands):

Maturing in:
2016—31 days or less	$2,795,000
2016—Over 31 days	350,000
2017	1,925,000
2018	75,000
2020	75,000
Total contractual balance outstanding	5,220,000
Unamortized modification costs	(875)
Carrying value	$5,219,125
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Senior notes	$392,939	$392,326
Capital lease obligations	9,847	10,219
	$402,786	$402,545
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2016 and December 31, 2015, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $2.4 billion at September 30, 2016, an increase of $129 million, or 5.8%, from December 31, 2015 due primarily to the retention of earnings.

The following table provides information regarding regulatory capital ratios for the Company and its banking subsidiary as of September 30, 2016 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BKU:
Tier 1 leverage	$2,251,666	8.50%	N/A (1)	N/A (1)	$1,059,516	4.00%
CET1 risk-based capital	$2,251,666	11.57%	$1,264,705	6.50%	$875,565	4.50%
Tier 1 risk-based capital	$2,251,666	11.57%	$1,556,560	8.00%	$1,167,420	6.00%
Total risk based capital	$2,412,103	12.40%	$1,945,700	10.00%	$1,556,560	8.00%
BankUnited:
Tier 1 leverage	$2,467,312	9.34%	$1,320,221	5.00%	$1,056,177	4.00%
CET1 risk-based capital	$2,467,312	12.73%	$1,259,402	6.50%	$871,894	4.50%
Tier 1 risk-based capital	$2,467,312	12.73%	$1,550,033	8.00%	$1,162,525	6.00%
Total risk based capital	$2,625,711	13.55%	$1,937,541	10.00%	$1,550,033	8.00%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in. When fully phased in on January 1, 2019, the Bank and the Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.5% of risk-weighted assets above the amounts to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.
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
For the nine months ended September 30, 2016 and 2015, net cash provided by operating activities was $226.4 million and $160.2 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $228.5 million and $216.2 million for the nine months ended September 30, 2016 and 2015, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $399.4 million and $489.6 million for the nine months ended September 30, 2016 and 2015, respectively. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $30.8 million and $46.3 million for the nine months ended September 30, 2016 and 2015, respectively. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity.
The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease. As expected, cash flows from resolution of the loans acquired in the FSB Acquisition are being replaced by operating cash flows from new assets originated with those proceeds, resulting in increasing cash inflows from operating activities for the nine months ended September 30, 2016 compared to the corresponding period in 2015. In addition to cash provided by operating activities, the repayment and resolution of covered loans and payments under the Single Family Shared-

Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of the new loan portfolio, have been and continue to be met by deposit growth, its amortizing investment portfolio, and FHLB advances.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At September 30, 2016, unencumbered investment securities available for sale totaled $3.8 billion. At September 30, 2016, BankUnited had available borrowing capacity at the FHLB of $2.5 billion, unused borrowing capacity at the FRB of $422 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by ALCO and quarterly by the Board of Directors. One measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities, a measure of funds expected to be generated by operations over the next 30 days, and borrowing capacity from the FHLB and brokered deposits; divided by (b) the sum of potential deposit runoff, liabilities maturing and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At September 30, 2016, BankUnited’s 30 day total liquidity ratio was 139%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) deposits and borrowings maturing within one year. The maturity of deposits, excluding certificate of deposits, is based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by ALCO for this liquidity measure is 100%. At September 30, 2016, BankUnited’s one year liquidity ratio was 121%. Additional measures of liquidity regularly monitored by ALCO include the ratio of wholesale funding to total assets, the ratio of FHLB advances to tier 1 capital plus the ALLL, a measure of available liquidity to volatile liabilities and the ratio of brokered deposits to total deposits. At September 30, 2016, BankUnited was within acceptable limits established by ALCO for each of these measures.
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
Interest Rate Risk
The principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. A primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are approved at least annually by the Board of Directors.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Simulations are generated based on both static and dynamic balance sheet assumptions. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a down 100, plus 100, plus 200 and plus 300 basis point change with rates increasing by the magnitude of the rate ramp evenly over the next 12 months as well as flattening yield curve scenarios and instantaneous rate shocks of down 100, plus 100, plus 200 and plus 300 basis points. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The Company’s ALCO policy has established that interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in the down 100, plus 100, plus 200 and plus 300 basis point rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits and the impact on forecasted net interest income of down 100, plus 100, plus 200 and plus 300 basis point rate shock scenarios at September 30, 2016:

	Down 100	Plus 100	Plus 200	Plus 300
Policy Limits
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%
Model Results at September 30, 2016 increase (decrease):
In year 1	(4.3)%	2.8%	5.2%	7.4%
In year 2	(7.6)%	2.7%	4.9%	7.1%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at September 30, 2016 due to the current low rate environment. The parameters established by ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9% in a down 100 basis point scenario, and less than 9%, 18% and 27% in plus 100, plus 200 and plus 300 basis point scenarios, respectively. As of September 30, 2016, our simulation for the Company indicated percentage changes from base EVE of (2.3)%, (3.5)%, (10.5)% and (16.0)% in down 100, plus 100, plus 200 and plus 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2016, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $79 million and the aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was not significant.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.0 billion at September 30, 2016. The aggregate fair value of these interest rate swaps and caps included in other assets was $55 million and the aggregate fair value included in other liabilities was $55 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the Consolidated Financial Statements for additional information about derivative financial instruments.

Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of September 30, 2016 (in thousands):

Commitments to fund loans	$461,169
Commitments to purchase loans	323,783
Unfunded commitments under lines of credit	1,859,367
Commercial and standby letters of credit	84,038
$2,728,357
Critical Accounting Policies and Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2015 Annual Report on Form 10-K.

Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at September 30, 2016 (in thousands except share and per share data):

Total stockholders’ equity	$2,373,090
Less: goodwill and other intangible assets	78,116
Tangible stockholders’ equity	$2,294,974

Common shares issued and outstanding	104,141,425

Book value per common share	$22.79

Tangible book value per common share	$22.04

Net income and earnings per diluted common share excluding the impact of a discrete income tax benefit and related professional fees are non-GAAP financial measures. Management believes disclosure of these measures enhances readers' ability to compare the Company's financial performance for the periods ended September 30, 2015 to that of other periods presented. The following table reconciles these non-GAAP financial measurements to the comparable GAAP financial measurements of net income and earnings per diluted share for the three and nine months ended September 30, 2015 (in thousands, except share and per share data):

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
During the quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
 The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business, certain of which actions are described in Note 11 to the consolidated financial statements. In the opinion of management, based upon currently available information and the advice of legal counsel, the likelihood is remote that the impact of these proceedings, either individually or in the aggregate, would be material to the Company’s consolidated financial position, results of operations or cash flows.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November 2016.

/s/ John A. Kanas
John A. Kanas
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer
EXHIBIT INDEX

Exhibit Number	Description	Location

3.1	Amended and Restated By-Laws of BankUnited, Inc., effective August 10, 2016	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed August 15, 2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith