Form 10-K
period 2016-12-31
BankUnited, Inc.
filed 2017-02-28
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2016 was 3,141,474,775.
The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 24, 2017, was 106,299,139.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2017 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2016

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
BHC Act	Bank Holding Company Act of 1956
BHC	Bank holding company
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CDO	Collateralized debt obligation
CET1	Common Equity Tier 1 capital
CECL	Current expected credit losses
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
CRA	Community Reinvestment Act
DIF	Deposit insurance fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings per common share
EVE	Economic value of equity
Failed Bank	BankUnited, FSB
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
HAMP	Home Affordable Modification Program

IPO	Initial public offering
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
LCR	Liquidity coverage ratio
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
New Loans	Loans originated or purchased since the FSB Acquisition
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
Proxy Statement	Definitive proxy statement for the Company's 2017 annual meeting of stockholders
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
QRMs	Qualified residential mortgages
Re-Remics	Resecuritized real estate mortgage investment conduits
RSU	Restricted Share Unit
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
SIFIs	Systemically important financial institutions
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VIEs	Variable interest entities
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

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

PART I
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $27.9 billion at December 31, 2016, is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking services to individual and corporate customers through 94 banking centers located in 15 Florida counties and 6 banking centers in the New York metropolitan area. The Bank also provides certain commercial lending and deposit products on a national platform. The Company has built, primarily through organic growth, a premier commercially focused regional bank with a long-term value oriented business model serving primarily small and medium sized businesses. We endeavor to provide, through our experienced lending and relationship banking teams, personalized customer service and offer a full range of traditional banking products and services to both our commercial and retail customers.
BankUnited, Inc. was organized by a management team led by our Chairman, John A. Kanas and was initially capitalized with $945.0 million by a group of investors. On May 21, 2009, BankUnited acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of BankUnited, FSB, from the FDIC in the FSB Acquisition. On February 2, 2011, we completed the IPO of our common stock.
The FSB Acquisition and the Loss Sharing Agreements
On May 21, 2009, BankUnited entered into the "Purchase and Assumption Agreement" with the FDIC, Receiver of the Failed Bank, to acquire substantially all of the assets and assume all of the non-brokered deposits and substantially all other liabilities of the Failed Bank.
Concurrently with the FSB Acquisition, the Bank entered into two loss sharing agreements with the FDIC. The Loss Sharing Agreements cover certain legacy assets, including the entire legacy loan portfolio and OREO and certain purchased investment securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans. The Loss Sharing Agreements do not apply to subsequently acquired, purchased or originated assets. At December 31, 2016, the covered assets, consisting of residential loans and OREO, had an aggregate carrying value of $619 million. The total UPB of the covered assets at December 31, 2016 was $1.5 billion. The carrying value of the related FDIC indemnification asset at December 31, 2016 was $516 million.
The following charts illustrate the percentage of total assets represented by covered assets and the FDIC indemnification asset at December 31, 2016 and 2010, reflecting the change in balance sheet composition over time:
Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold, calculated, in each case, based on UPB plus certain interest and expenses. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have received reimbursements of $2.7 billion for claims submitted to the FDIC under the Loss Sharing Agreements as of December 31, 2016.

The Loss Sharing agreements consist of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank's reimbursement for recoveries to the FDIC for ten years from May 21, 2009, or through May 21, 2019, for single family residential and home equity loans and related OREO. The Commercial Shared-Loss Agreement provided for FDIC loss sharing for five years from May 21, 2009, or through May 21, 2014, and provides for the Bank's reimbursement for recoveries to the FDIC for eight years from May 21, 2009, or through May 21, 2017, for all other covered assets.
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
Loss sharing pursuant to the Commercial Shared-Loss Agreement terminated on May 21, 2014. In accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in 2014. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Termination of the Commercial Shared-Loss Agreement" and Note 5 to the consolidated financial statements for further discussion.
Our Market Areas
Our primary banking markets are Florida and the Tri-State market of New York, New Jersey and Connecticut. We believe both represent long-term attractive banking markets. In Florida, our largest concentration is in the Miami metropolitan statistical area; however, we are also focused on developing business in other markets in which we have a presence, such as the Broward, Palm Beach, Orlando, Tampa and Jacksonville markets. We operate several national commercial lending platforms, purchase residential loans on a national basis through established correspondent channels and have a national commercial deposit business.
According to estimates from the United States Census Bureau and SNL Financial, from 2010 to 2016, Florida added over 1.9 million new residents, the third most of any U.S. state, and, in 2016, had a total population of 20.7 million and a median household annual income of $49,639. The Florida unemployment rate decreased to 4.7% at December 31, 2016. The Case-Shiller home price index for Florida reflected a year over year increase of 7% at September 30, 2016. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the South region reflected a year over year increase of 7% at September 30, 2016. According to a report published in December, 2016 by the University of Central Florida, personal income in Florida will grow by 3.4% in 2016 and is expected to average 4.0% growth from 2016 to 2019 while Florida's Real Gross State Product is forecast to expand at an average annual rate of 3.7% from 2016 to 2019.
We had six banking centers in metropolitan New York at December 31, 2016 including four in Manhattan, one in Long Island and one in Brooklyn. According to SNL Financial, at June 30, 2016, the Tri-State area had approximately $1.9 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The New York unemployment rate decreased to 4.5% at December 31, 2016. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the Northeast region reflected a year over year increase of 6.0% at September 30, 2016. The size and economic health of the Tri-State market, coupled with the management team's experience in this market, make us well positioned to continue our expansion and growth.
Through two commercial lending subsidiaries of BankUnited, we engage in equipment, franchise and municipal finance on a national basis. The Bank also originates small business loans through programs sponsored by the SBA and to a lesser extent the USDA and provides mortgage warehouse finance on a national basis. We refer to our commercial lending subsidiaries, our small business finance unit, our mortgage warehouse lending operations and our residential loan purchase program as national platforms.

Products and Services
Lending and Leasing
General—Our primary lending focus is to serve small and middle-market businesses and their executives with a variety of financial products and services, while maintaining a disciplined credit culture.
We offer a full array of lending products that cater to our customers' needs including small business loans, commercial real estate loans, equipment loans and leases, term loans, formula-based loans, municipal and non-profit loans and leases, commercial and mortgage warehouse lines of credit, letters of credit and consumer loans. We also purchase performing residential loans through established correspondent channels on a national basis.
We have attracted and invested in experienced lending teams from competing institutions in our Florida, Tri-State and national markets, resulting in significant growth in our new loan portfolio. At December 31, 2016, our loan portfolio included $18.7 billion in loans originated or purchased since the FSB Acquisition, or new loans, including $15.2 billion in commercial and commercial real estate loans and $3.5 billion in residential loans. Continued loan growth in both the Florida and Tri-State markets and across our national lending and leasing platforms is a core component of our current business strategy.
Commercial loans—Our commercial loans, which are generally made to growing companies and middle-market businesses, include equipment loans, secured and unsecured lines of credit, formula-based loans, mortgage warehouse lines, taxi medallion loans, letters of credit, SBA product offerings and business acquisition finance credit facilities.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, acquisition, development and construction loan facilities and construction financing. We make commercial real estate loans secured by both owner-occupied and non-owner occupied properties. Construction lending is not a primary area of focus for us; construction and land loans comprised 1.6% of the loan portfolio at December 31, 2016.
National Commercial Lending Platforms—Through the Bank's two commercial lending subsidiaries, we provide municipal, equipment and franchise financing on a national basis. Pinnacle, headquartered in Scottsdale, Arizona, provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures on a national basis including equipment lease purchase agreements and direct (private placement) bond refundings and loan agreements. Bridge offers small and middle market business equipment leases and loans utilizing loan, direct finance lease and operating lease structures through its equipment finance division. Bridge offers franchise equipment, acquisition and expansion finance through its franchise division. Bridge is headquartered in Baltimore, Maryland. In 2015, we acquired SBF, enabling us to expand our small business lending platform on a national basis. SBF offers an array of SBA, and to a lesser extent, USDA products. We typically sell the government guaranteed portion of the loans SBF originates, and retain the unguaranteed portion in portfolio. We also engage in mortgage warehouse lending on a national basis.
Residential mortgages—The new residential loan portfolio is primarily comprised of loans purchased on a national basis through select correspondent channels. This national purchase program allows us to diversify our loan portfolio, both by product type and geographically. Prior to 2016, we originated mortgage loans in Florida and New York for portfolio and for sale into the secondary market. In January 2016, we terminated our retail mortgage origination business line. Residential loans purchased are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. We do not originate or purchase negatively amortizing or sub-prime residential loans.
Home equity loans and lines of credit are not a significant component of the new loan portfolio.
Consumer loans—We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans. At December 31, 2016, consumer loans were not a material component of our loan portfolio.
Loan servicing—We have acquired mortgage servicing portfolios and have retained servicing on residential loans originated and sold into the secondary market. At December 31, 2016, we serviced residential mortgage loans with a UPB of $1.6 billion. We anticipate growing this business at a moderate pace, depending on market conditions, to take advantage of existing mortgage servicing capacity.
We service SBA loans originated and sold into the secondary market by SBF. We anticipate that this servicing business will expand as SBF originations grow. At December 31, 2016, we serviced $488 million of SBA loans.
The balance of servicing assets was not material to the Company's consolidated financial statements at December 31, 2016.

Credit Policy and Procedures
The Company's credit culture, policy and procedures enhance the long term value of the Company to its customers, employees, stockholders and communities.
Since lending represents risk exposure, our Board of Directors, its duly appointed committees and certain Bank-level committees seek to ensure that the Company maintains strong credit quality. BankUnited, Inc. and the Bank have established asset oversight committees to administer the loan portfolio and monitor and manage credit risk. These committees include: (i) the Enterprise Risk Management Committee, (ii) the Credit Risk Management Committee, (iii) the Asset Recovery Committee, (iv) the Criticized Asset Committee and (v) the Residential Credit Risk Management Committee. These committees meet at least quarterly.
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
BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $404 million at December 31, 2016. In-house lending limit at December 31, 2016 ranged from $75 million to $100 million based on total credit exposure of a borrower. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.
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
Investment Securities
The primary objectives of our investment policy are to provide liquidity, provide a suitable balance of high credit and diversified quality assets to the consolidated balance sheet, manage interest rate risk exposure, and generate acceptable returns given the Company's established risk parameters.
The investment policy is reviewed annually by our Board of Directors. Overall investment goals are established by our Board, Chief Executive Officer, Chief Financial Officer, and members of the ALCO. The Board has delegated the responsibility of monitoring our investment activities to ALCO. Day-to-day activities pertaining to the investment portfolio are conducted within the Company's Treasury division under the supervision of the Chief Financial Officer.
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
Our Board has assigned responsibility to our Chief Risk Officer for maintaining a risk management framework to identify, manage and mitigate risks to the achievement of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies. We have invested significant resources to establish a robust enterprise-wide risk management framework to support the planned growth of our Company. Our framework is consistent with common industry practices and regulatory guidance and is appropriate to our size, growth trajectory and the complexity of our business activities. Significant elements include a Risk Appetite Statement and risk metrics approved by the Board, ongoing identification and assessments of risk, executive management level risk committees to oversee compliance with the Board approved risk policies and adherence to risk limits, and ongoing testing and reporting by independent internal audit, credit review, and regulatory compliance groups. Executive level oversight of the risk management framework is provided by the Enterprise Risk Management Committee which is chaired by the Chief Risk Officer and attended by the senior executives of the Company. Reporting to the Enterprise Risk Management Committee are sub-committees dedicated to guiding and overseeing management of critical categories of risk, including the Credit Risk Management, Asset/Liability, Compliance Risk Management, Operational Risk Management, Corporate Disclosure, and Loss Share Compliance committees.
Marketing and Distribution
We conduct our banking business through 94 banking centers located in 15 Florida counties as well as 6 banking centers in the New York metropolitan area as of December 31, 2016. Our distribution network also includes 97 ATMs, fully integrated on-line banking, mobile banking and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers.
In order to market our products, we use local television, radio, digital, print and direct mail advertising as well as a variety of promotional activities.
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
Interest rates on both loans and deposits and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include convenience, quality of customer service, availability of on-line, mobile and remote banking products, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and their executives and commercial and middle-market businesses, offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses.
Regulation and Supervision
The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of BankUnited, Inc. and its subsidiaries.
Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities and establish capital requirements with which we must comply. The regulatory framework is intended primarily for the protection of depositors, borrowers, customers and clients, the FDIC insurance funds and the banking system as a whole, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business. It is not clear what impact, if any, the recent change in the U.S. presidential administration will have on the laws, regulations and policies affecting the supervision of banking organizations.
The material statutory and regulatory requirements that are applicable to us are summarized below. The description below is not intended to summarize all laws and regulations applicable to us.
Bank and Bank Holding Company Regulation
BankUnited is a national bank. As a national bank organized under the National Bank Act, BankUnited is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. BankUnited is subject to certain commitments made to the OCC, in conjunction with its conversion to a national bank in 2012, regarding its business and capital plans.

Any entity that directly or indirectly controls a bank must be approved by the Federal Reserve Board under the BHC Act to become a BHC. BHCs are subject to regulation, inspection, examination, supervision and enforcement by the Federal Reserve Board under the BHC Act. The Federal Reserve Board's jurisdiction also extends to any company that is directly or indirectly controlled by a BHC.
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
The Dodd-Frank Act
The Dodd-Frank Act has had a broad impact on the financial services industry. The Dodd-Frank Act imposes significant regulatory and compliance requirements on banking organizations, particularly those with $10 billion or more in total consolidated assets, such as BankUnited, Inc. Although the Dodd-Frank Act has been in effect for several years, the ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, remains uncertain, especially in the current political environment.

The following is a brief description of certain provisions of the Dodd-Frank Act that are most relevant to BankUnited, Inc. and its banking subsidiary.

•
Source of strength.  The Dodd-Frank Act and Federal Reserve Board policy require all companies, including BHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, BankUnited, Inc. in the future could be required to provide financial assistance to BankUnited should it experience financial distress. Such support may be required at times when, absent this statutory and Federal Reserve Policy requirement, a BHC may not be inclined to provide it.

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

•
Company-Run Stress Testing.  Under Section 165(i) of the Dodd-Frank Act and the stress testing rules of the Federal Reserve Board and OCC, each BHC and national bank with more than $10 billion and less than $50 billion in total consolidated assets must annually conduct a company-run stress test to estimate the potential impact of three scenarios provided by the agencies on its regulatory capital ratios and certain other financial metrics. BankUnited, Inc. and the Bank are required to publicly disclose a summary of the results of these forward looking, company-run stress tests that assesses the impact of hypothetical macroeconomic baseline, adverse and severely adverse economic scenarios. In 2017, BankUnited, Inc. and the Bank will submit the results of their company-run stress test to the Federal Reserve Board and OCC by July 31 and will publish a public summary of the results between October 15 and October 30.

•
Mortgage loan origination and risk retention.  The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, by requiring that lenders be able to substantiate they have made a good faith determination of a borrower's ability to repay a mortgage. The ability to repay requirement mandates specific factors that a lender must consider in evaluating a borrower's ability to repay. In 2013, federal regulators released the "qualified mortgage" rule. The qualified mortgage rule is intended to clarify the application of the Dodd-Frank Act requirement that mortgage lenders have a reasonable belief that borrowers have the ability to repay their mortgages. For mortgages meeting the regulatory definition of qualified mortgages, lenders generally enjoy a safe harbor with respect to compliance with the ability to repay rules. Generally, to be considered qualified mortgages, loans must meet all requirements set forth in the ability to repay rules and have debt-to-income ratios and closing costs not exceeding specified levels. Any prepayment penalties must fall within defined constraints. Loans meeting the regulatory definition of higher priced loans, or those with balloon, negative amortization or interest-only features do not meet the definition of qualified mortgages. While lenders are permitted to originate mortgages that do not meet the definition of qualified mortgages, the burden of demonstrating compliance with the ability to repay rules with respect to such mortgages is greater, possibly impeding a lender's ability to foreclose on such mortgages. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. The CFPB’s “qualified mortgage” rule could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive or time consuming to make these loans. Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

•
Expanded FDIC resolution authority.  While insured depository institutions have long been subject to the FDIC's resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain "covered financial companies," including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing FDIA bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

•
CFPB.  The Dodd-Frank Act created a new independent CFPB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, such as BankUnited, Inc. and the Bank, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the

CFPB. Compliance with any such new regulations could increase our cost of operations and could necessitate changes to certain of our business practices.

•
Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution's deposit insurance premiums paid to the DIF of the FDIC are calculated. Under the amendments, the assessment base is the institution's average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

•
Enhanced lending limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. The OCC published a final rule in 2013 amending its existing lending limits to incorporate changes made by the Dodd-Frank Act. The Dodd-Frank Act and the final rule amend the OCC's lending limit regulation to include credit exposures arising from derivative transactions and repurchase agreements, reverse repurchase agreements, securities lending transactions, and securities borrowing transactions. The final rule exempts certain types of transactions, and outlines the methods that banks can choose from to measure credit exposures of derivative transactions and securities financing transactions. In most cases, a bank may choose which method it will use; the OCC, however, may specify that a bank use a particular method for safety and soundness reasons.

•
Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including BankUnited, Inc. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

•
Interchange Fees. The Dodd-Frank Act gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

The requirements of the Dodd-Frank Act are in the process of being implemented over time. Although much of the rulemaking associated with the Dodd-Frank Act has been finalized, other regulations and requirements are expected to be implemented over the course of the next several years.
The Volcker Rule
In 2013, five U.S. financial regulators, including the Federal Reserve Board and the OCC, adopted a final rule implementing the so-called "Volcker Rule." The Volcker Rule was created by Section 619 of the Dodd-Frank Act and generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "covered funds."
Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including BankUnited, Inc. and BankUnited. Banking entities with total assets of $10 billion or more that engage in activities subject to the Volcker Rule will be required to establish a six-element compliance program to address the prohibitions of, and exemptions from, the Volcker Rule. The final rule became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve Board announced an extension of the conformance period for all banking entities until July 21, 2015. The Federal Reserve Board has granted additional extensions to July 21, 2017, for certain “legacy covered fund” investments and relationships entered into by banking entities prior to December 31, 2013.
In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve Board, the FDIC, the SEC, and the CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain CDOs backed by trust preferred securities if the CDO meets certain requirements.
Notice and Approval Requirements Related to Control
Banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHC Act, the Change in Bank Control Act, and the Home Owners' Loan Act. Among other things, these laws require regulatory filings by individuals or companies that seek to acquire direct or indirect "control" of an FDIC-insured depository institution. The determination of whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of BankUnited, Inc. were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.
In addition, except under limited circumstances, BHCs are prohibited from acquiring, without prior approval:

•	control of any other bank or BHC or all or substantially all the assets thereof; or

•	more than 5% of the voting shares of a bank or BHC which is not already a subsidiary.
Permissible Activities and Investments
Banking laws generally restrict the ability of BankUnited, Inc. to engage in activities other than those determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The GLB Act expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Under the Dodd-Frank Act, BHCs and their subsidiaries must be well-capitalized and well-managed in order for the BHC and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company. BankUnited, Inc. is not a financial holding company.
In addition, as a general matter, the establishment or acquisition by BankUnited, Inc. of a non-bank entity, or the initiation of a non-banking activity, requires prior regulatory approval. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
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
A minimum leverage ratio (tier 1 capital as a percentage of average total assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels, to be phased in at annual increments of 0.625% that began in 2016. Banking organizations that fail to maintain the minimum required capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers, with distributions and discretionary bonus payments being completely prohibited if no capital conservation buffer exists, or in the event of the following: (i) the banking organization's capital conservation buffer was below 2.5% (or the minimum amount required) at the beginning of a quarter; and (ii) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period.
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
Liquidity Coverage Ratio
The Basel III Capital Rules adopted in July 2013 did not address the proposed LCR called for by the Basel Committee's Basel III framework. On September 3, 2014, the Federal Reserve Board finalized a rule implementing a LCR requirement in the United States for larger banking organizations. Neither BankUnited, Inc. nor BankUnited are subject to the LCR requirement.

Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2016, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2016, BankUnited, Inc. and BankUnited were well capitalized.
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
In addition, it is the policy of the Federal Reserve Board that BHCs should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that BHCs should not maintain a level of cash dividends that undermines the BHC’s ability to serve as a source of strength to its banking subsidiaries.
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
Deposit Insurance Assessments
FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF. As noted above, the Dodd-Frank Act changed the way an insured depository institution's deposit insurance premiums are calculated and increased the minimum for the DIF reserve ratio from 1.15% to 1.35%. The Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase. Effective in the third quarter of 2016, regular assessment rates for all banks were reduced; however, banks with total assets of $10 billion or more began paying an assessment surcharge equal to 4.5 cents per $100 of their assessment base in excess of $10 billion. The surcharge will continue until such time the DIF reserve ratio exceeds 1.35%. Future changes to our risk classification or to the method for calculating premiums generally may impact assessment rates, which could impact the profitability of our operations.
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
The U.S. Department of the Treasury's OFAC is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially

Designated Nationals and Blocked Persons. If BankUnited, Inc. or BankUnited finds a name on any transaction, account or wire transfer that is on an OFAC list, BankUnited, Inc. or BankUnited must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.
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
The Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating.
The CRA requires bank regulators to take into account the bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. When BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Following its most recent CRA examination in September 2015, BankUnited received an overall rating of "Satisfactory."
Employees
At December 31, 2016, we employed 1,622 full-time employees and 84 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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
We maintain an allowance for loan and lease losses ("ALLL") that represents management's estimate of probable losses inherent in our credit portfolio. This estimate requires management to make significant assumptions and involves a high degree of judgment, which is inherently subjective, particularly as our non-covered loan portfolio has not yet developed an observable loss trend through a full credit cycle. Management considers numerous factors in determining the amount of the ALLL, including, but not limited to, historical loss severities and net charge-off rates of BankUnited and other comparable financial institutions, internal risk ratings, loss forecasts, collateral values, delinquency rates, the level of non-performing, criticized, classified and restructured loans in the portfolio, product mix, underwriting and credit administration policies and practices, portfolio trends, concentrations, industry conditions, economic trends and other factors considered by management to have an impact on the ability of borrowers to repay their loans. The effects of any decreases in expected cash flows on covered loans are also considered in the establishment of the ALLL.

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
Our business and financial performance are impacted by market interest rates and movements in those rates. Since a high percentage of our assets and liabilities are interest bearing or otherwise sensitive in value to changes in interest rates, changes in rates, in the shape of the yield curve or in spreads between different types of rates can have a material impact on our results of operations and the values of our assets and liabilities. Changes in the value of investment securities available for sale and certain derivatives directly impact equity through adjustments of accumulated other comprehensive income and changes in the values of certain other assets and liabilities may directly or indirectly impact earnings. Interest rates are highly sensitive to many factors over which we have no control and which we may not be able to anticipate adequately, including general economic conditions and the monetary and tax policies of various governmental bodies, particularly the Federal Reserve Board.
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. The recent persistent low level of market interest rates has limited our ability to add higher yielding assets to the balance sheet. If this prolonged period of low rates continues beyond current forecasts or interest rates increase more slowly than expected, it may exacerbate downward pressure on our net interest margin and have a negative impact on our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. When interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. A flattening or inversion of the yield curve or a negative interest rate environment in the United States could create downward pressure on our net interest margin.
We attempt to manage interest rate risk by adjusting the rates, maturity, repricing, mix and balances of the different types of interest-earning assets and interest bearing liabilities and through the use of hedging instruments; however, interest rate risk management techniques are not precise, and we may not be able to successfully manage our interest rate risk. Our ability to manage interest rate risk could be negatively impacted by longer fixed rate terms on loans being added to our portfolio or by unpredictable behavior of depositors in various interest rate environments. A rapid or unanticipated increase or decrease in interest rates, changes in the shape of the yield curve or in spreads between rates could have an adverse effect on our net interest margin and results of operations.
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
Organic growth of our business is an essential component of our business strategy. Commercial and consumer banking in our primary markets is highly competitive. Our ability to achieve organic growth is also dependent on economic conditions in our primary markets. There is no guarantee that we will be able to successfully or profitably execute our organic growth strategy.
While acquisitions have not historically been a primary contributor to our growth, we opportunistically consider potential acquisitions of financial institutions and complementary non-bank businesses. There are risks that may inhibit our ability to successfully execute such acquisitions. We compete with other financial institutions for acquisition opportunities and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions.
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
We have a portfolio of loans secured by taxi medallions, substantially all of which are in New York City. The introduction of application-based mobile ride services, such as Uber, has caused a more competitive landscape for these services, resulting in reduced ridership and utilization of taxis and a reduction in the pool of drivers willing to drive taxis. Consequently, the reduced income generated from the operation of taxi medallions has caused significant declines in the market value of medallions, increased defaults on loans secured by taxi medallions and an increase in TDRs, due to borrowers' inability to repay these loans at maturity. Management has provided for estimated losses incurred through December 31, 2016; however, further declines in demand for taxi services or further deterioration in the value of medallions may result in higher delinquencies, additional TDRs and losses beyond that provided for in the ALLL.
Our portfolio of assets under operating lease is exposed to fluctuations in the demand for and valuation of the underlying assets.
Our equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased equipment is sensitive to shifts in general and industry specific economic and market trends, governmental regulations and changes in trade flows from specific events such as natural or man-made disasters. A significant portion of our equipment under operating lease consists of rail cars used directly or indirectly in oil and gas drilling activities. Although we regularly monitor the value of the underlying assets and the potential impact of declines in oil and natural gas prices on the value of railcars on operating lease, there is no assurance that the value of these assets will not be adversely impacted by conditions in the energy industry.
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
From time to time, the Financial Accounting Standards Board and SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in a restatement of prior period financial statements. See Note 1 to the consolidated financial statements for more information about pending accounting pronouncements that may have a material impact on our reported financial results.
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
We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships could be difficult to replicate. The composition of our senior management team and our other key personnel may change over time. For example, effective December 31, 2016, John A. Kanas retired from his role as President and Chief Executive Officer of the Company, and effective January 1, 2017, Rajinder P. Singh was appointed President and Chief Executive Officer of the Company. Although certain key members of our senior management team have entered into employment agreements with us, they may not complete the terms of their employment agreements or renew them upon expiration. Other members of our senior management team are not subject to employment agreements. Our success also depends on the experience of other key personnel and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
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

We are dependent on third-party service providers for certain aspects of our business infrastructure and information and telecommunications systems.
We rely on third parties to provide key components of our business infrastructure and major systems including, but not limited to, core banking systems such as loan servicing and deposit transaction processing systems, our electronic funds transfer transaction processing, cash management and online banking services. While we select and monitor the performance of third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or the termination of a third-party software license or service agreement on which any of these systems is based, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. In many cases, our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Financial or operational difficulties of a third party vendor could also adversely affect our operations if those difficulties interfere with the vendor's ability to serve us effectively or at all. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
Failure by us or third parties to detect or prevent a breach in information security or to protect customer privacy could have an adverse effect on our business.
In the normal course of our business, we collect, process and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events, especially because, in the case of any intentional breaches, the techniques used change frequently or are not recognized until launched, and cyber-attacks can originate from a wide variety of sources, including third parties.
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
In addition, we interact with and rely on financial counterparties for whom we process transactions and rely on other third parties, as noted above. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above. The cyber security measures that they maintain to mitigate the risk of such activity may be different from our own, and in many cases we do not have any control over the types of security measures they may choose to implement. We may also incur costs as a result of data or security breaches of third parties with whom we do not have a significant direct relationship. As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. We have taken measures to implement safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.
Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.
Financial products and services have become increasingly technology-driven. To some degree, our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our larger competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The widespread adoption of new technologies, including internet services and payment systems, could require us to incur substantial expenditures to modify or adapt our existing products and services.

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
The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our operations.
The Dodd-Frank Act imposes significant regulatory and compliance changes. There remains uncertainty surrounding the manner in which certain provisions of the Dodd-Frank Act will ultimately be interpreted and implemented by the various regulatory agencies, particularly given the current political environment, and the full extent of the impact of the requirements on our operations is still unclear. The changes resulting from the Dodd-Frank Act, including the Volcker Rule and rules and regulations established by the CFPB, may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital and liquidity requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. In addition, the Trump administration has issued an executive order directing the review of existing financial regulations and indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of the provisions of the Dodd-Frank Act and rules promulgated thereunder may be revised, repealed or amended, creating uncertainty regarding changes to the Dodd-Frank Act that could apply to us in the future. For a more detailed description of the Dodd-Frank Act, see Item 1 "Business—Regulation and Supervision—The Dodd-Frank Act."
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
Recently expressed regulatory concerns about commercial real estate lending concentrations could adversely impact our commercial real estate lending business.
The recent regulatory focus on commercial real estate lending concentrations may impact the pace of growth of our commercial real estate loan portfolio. Additionally, uncertainty has been created regarding potential changes to regulatory expectations and guidance related to sound risk management practices for financial institutions with concentrations in commercial real estate lending, which may lead to an increase in the cost of compliance.
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
As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If the current level of deposit premiums are insufficient for the DIF to meet its funding requirements in the future, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures in the future, we may be required to pay FDIC premiums higher than current levels. Any future additional assessments or increases in FDIC insurance premiums may adversely affect our results of operations.
We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.
Unfavorable results from ongoing stress analyses may adversely affect our ability to retain customers or compete for new business opportunities.
Under the Dodd-Frank Act, the Company is required to annually conduct a company-run stress test to estimate the potential impact of three macroeconomic scenarios provided by the Federal Reserve on our regulatory capital ratios and certain other financial metrics. The Company is required to publicly disclose a summary of the results of these forward looking, company-

run stress tests that assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse economic scenarios provided by the Federal Reserve Board. The stress testing and capital planning processes may, among other things, require us to limit any dividend or other capital distributions we may make to stockholders or increase our capital levels, modify our business and growth strategies or decrease our exposure to various asset classes, any of which could have a material adverse effect on our financial condition or results of operations.
Although the stress tests are not meant to assess our current condition, our customers may misinterpret and adversely react to the results of these stress tests. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities. The inability to attract and retain customers or effectively compete for new business may adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2016, BankUnited leased 139,572 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices and operations center. At December 31, 2016, we provided banking services at 94 banking center locations in 15 Florida counties. Of the 94 banking center properties, we leased 308,976 square feet in 89 locations and owned 22,838 square feet in 5 locations. Additionally, we leased 32,395 square feet of office space and 5,580 square feet of warehouse space.
At December 31, 2016, BankUnited leased 25,306 square feet of banking services space in New York City at 5 locations and 2,000 square feet of banking services space in Melville, New York at 1 location. We also leased 76,035 square feet of office space in New York in 7 locations, of which 10,048 square feet have been subleased.
At December 31, 2016, we leased 10,619 square feet of office and operations space in Baltimore, Maryland to house Bridge and 5,572 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle. We also leased 11,201 square feet of office and operations space in various states used by SBF.
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
Market Information and Holders of Record
Shares of our common stock began trading on the NYSE under the symbol "BKU" on January 28, 2011. The last sale price of our common stock on the NYSE on February 24, 2017 was $39.89 per share.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2016		2015
	High	Low	High	Low
1st Quarter	$35.94	$29.72	$33.69	$26.69
2nd Quarter	$36.28	$27.85	$36.95	$32.13
3rd Quarter	$33.06	$28.64	$37.92	$33.07
4th Quarter	$38.47	$28.13	$39.97	$34.05
As of February 24, 2017, there were 527 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2017 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.21 per share on its common stock for each of the four quarters of 2016 and 2015 resulting in total dividends for 2016 and 2015 of $90.0 million and $89.4 million, respectively, or $0.84 per common share for each of the years ended December 31, 2016 and 2015. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between January 28, 2011 (the day shares of our common stock began trading) and December 31, 2016, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock. The graph assumes our closing sales price on January 28, 2011 of $28.40 per share as the initial value of our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
BankUnited, Inc.	100.00	114.52	157.82	143.52	181.92	195.22
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P Bank	100.00	124.23	168.61	194.76	196.42	244.17
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

	At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$448,313	$267,500	$187,517	$252,749	$495,353
Investment securities available for sale, at fair value	6,073,584	4,859,539	4,585,694	3,637,124	4,172,412
Investment securities held to maturity	10,000	10,000	—	—	—
Loans, net	19,242,441	16,510,775	12,319,227	8,983,884	5,512,618
FDIC indemnification asset	515,933	739,880	974,704	1,205,117	1,457,570
Total assets	27,880,151	23,883,467	19,210,529	15,046,649	12,375,953
Deposits	19,490,890	16,938,501	13,511,755	10,532,428	8,538,073
Federal Home Loan Bank advances	5,239,348	4,008,464	3,307,932	2,412,050	1,916,919
Notes and other borrowings	402,809	402,545	10,627	2,263	8,175
Total liabilities	25,461,722	21,639,569	17,157,995	13,117,951	10,569,273
Total stockholder's equity	2,418,429	2,243,898	2,052,534	1,928,698	1,806,680
Covered assets	616,600	813,525	1,053,317	1,730,182	2,149,009

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$1,059,217	$880,816	$783,744	$738,821	$720,856
Interest expense	188,832	135,164	106,651	92,611	123,269
Net interest income	870,385	745,652	677,093	646,210	597,587
Provision for loan losses	50,911	44,311	41,505	31,964	18,896
Net interest income after provision for loan losses	819,474	701,341	635,588	614,246	578,691
Non-interest income	106,417	102,224	84,165	68,049	73,941
Non-interest expense	590,447	506,672	426,503	364,293	307,767
Income before income taxes	335,444	296,893	293,250	318,002	344,865
Provision for income taxes (1)	109,703	45,233	89,035	109,066	133,605
Net income	$225,741	$251,660	$204,215	$208,936	$211,260
Share Data:
Earnings per common share, basic	$2.11	$2.37	$1.95	$2.03	$2.05
Earnings per common share, diluted	$2.09	$2.35	$1.95	$2.01	$2.05
Cash dividends declared per common share	$0.84	$0.84	$0.84	$0.84	$0.72
Dividend payout ratio	40.19%	35.75%	43.06%	41.73%	35.13%
Other Data (unaudited):
Financial ratios
Return on average assets	0.87%	1.18%	1.21%	1.55%	1.71%
Return on average common equity	9.64%	11.62%	10.13%	11.16%	12.45%
Yield on earning assets (2)	4.51%	4.64%	5.33%	6.54%	7.28%
Cost of interest bearing liabilities	0.93%	0.84%	0.87%	0.94%	1.33%
Equity to assets ratio	8.67%	9.40%	10.68%	12.82%	14.60%
Interest rate spread (2)	3.58%	3.80%	4.46%	5.60%	5.95%
Net interest margin (2)	3.73%	3.94%	4.61%	5.73%	6.05%
Loan to deposit ratio (3)	99.72%	98.50%	91.89%	85.96%	65.28%
Tangible book value per common share	$22.47	$20.90	$19.52	$18.41	$17.71
Asset quality ratios
Non-performing loans to total loans (3) (4)	0.70%	0.44%	0.32%	0.39%	0.62%
Non-performing assets to total assets (5)	0.53%	0.35%	0.28%	0.51%	0.89%
Non-performing non-covered assets to total assets (5) (6)	0.51%	0.26%	0.17%	0.16%	0.13%
ALLL to total loans	0.79%	0.76%	0.77%	0.77%	1.06%
ALLL to non-performing loans (4)	112.55%	172.23%	239.24%	195.52%	171.21%
Non-covered ALLL to non-covered non-performing loans (4)	113.68%	199.82%	275.47%	246.73%	256.65%
Net charge-offs to average loans	0.13%	0.10%	0.15%	0.31%	0.17%
Non-covered net charge-offs to average non-covered loans	0.13%	0.09%	0.08%	0.34%	0.09%

	At December 31,
	2016	2015	2014	2013	2012
Capital ratios
Tier 1 leverage	8.41%	9.35%	10.70%	12.42%	13.16%
CET1 risk-based capital	11.63%	12.58%	N/A	N/A	N/A
Tier 1 risk-based capital	11.63%	12.58%	15.45%	21.06%	33.60%
Total risk-based capital	12.45%	13.36%	16.27%	21.93%	34.88%

(1)	Includes a discrete income tax benefit of $49.3 million recognized during the year ended December 31, 2015.

(2)	On a tax-equivalent basis.

(3)	Total loans include premiums, discounts, deferred fees and costs and loans held for sale.

(4)
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

(5)	Non-performing assets include non-performing loans, OREO and other repossessed assets.

(6)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of BankUnited, Inc. and its subsidiary (the "Company", "we", "us" and "our") and should be read in conjunction with the consolidated financial statements, accompanying footnotes and supplemental financial data included herein. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the sections entitled "Forward-looking Statements" and "Risk Factors." We assume no obligation to update any of these forward-looking statements.
Overview
Performance Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average assets and return on average equity and asset quality ratios, particularly for the non-covered portfolio, including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in earning assets and deposits, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Performance highlights include:

•
Net income for the year ended December 31, 2016 was $225.7 million, or $2.09 per diluted share, compared to $251.7 million, or $2.35 per diluted share for the year ended December 31, 2015. Earnings for 2016 generated a return on average stockholders' equity of 9.64% and a return on average assets of 0.87%.

•
Earnings for the year ended December 31, 2015 benefited from a discrete income tax benefit of $49.3 million. Non-interest expense for 2015 included $1.3 million in professional fees related to this tax benefit. Excluding the impact of this discrete income tax benefit and related professional fees, net income for 2015 was $203.1 million, diluted earnings per share was $1.90, return on average stockholders' equity was 9.38% and return on average assets was 0.95%.

•
Net interest income for the year ended December 31, 2016 was $870.4 million, an increase of $124.7 million over the prior year. The net interest margin, calculated on a tax-equivalent basis, decreased to 3.73% for 2016 from 3.94% for 2015. The origination of new loans at current market yields lower than those on loans acquired in the FSB Acquisition and the cost of the senior notes issued in November 2015 were the most significant contributors to the decline in the net interest margin. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2016 and 2015 (on a tax-equivalent basis):

•
Total interest earning assets increased by $4.2 billion for the year ended December 31, 2016. New loans and leases, including equipment under operating lease, grew by $3.0 billion to $19.3 billion for the year ended December 31, 2016. New loan growth was concentrated in commercial portfolio segments, commensurate with our core business strategy. During the year ended December 31, 2016, new commercial loans grew by $2.4 billion; equipment under operating lease grew by $56 million; and new residential loans grew by $546 million. The New York region, the Florida region and our national platforms contributed $878 million, $985 million and $1.1 billion, respectively, to new loan growth for the year ended December 31, 2016. The following charts compare the composition of our loan and lease portfolio by portfolio segment and of our new loan and lease portfolio by region at December 31, 2016 and 2015:

2016
2015
0.1%
3.1%
14.2%
17.4%
17.0%
8.7%
39.5%
0.2%
4.7%
14.6%
17.1%
16.2%
7.9%
39.3%
Covered loans
Non-covered residential
Non-covered owner occupied commercial real estate
Non-covered non-owner occupied commercial real estate (1)
Non-covered commercial and industrial
Non-covered commercial lending subsidiaries (2)
Non-covered consumer

2016
2015
33.2%
33.8%
33.0%
32.1%
34.1%
33.8%
Florida
New York
National Platform (2)

(1)	Commercial real estate loans include multifamily, non-owner occupied commercial real estate and construction and land loans.

(2)	Includes equipment under operating leases.

•
Asset quality remained strong. At December 31, 2016, 97.5% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.71% and the ratio of non-covered non-performing assets to total assets was 0.51% at December 31, 2016. Non-performing taxi medallion loans comprised 0.32% of total non-covered loans and 0.22% of total assets at December 31, 2016. Credit risk related to the covered assets is significantly mitigated by the Loss Sharing Agreements. A comparison of our non-covered, non-performing assets ratio to that of our peers at December 31, 2016, 2015 and 2014 is presented in the chart below:

(1)	Calculated as non-covered non-performing assets as a percentage of total assets.

(2)	Source: SNL Financial. Peer data reflects median values for publicly traded U.S. banks and thrifts with assets between $10-50 billion.

•
Total deposits grew by $2.6 billion for the year ended December 31, 2016 to $19.5 billion. The average cost of total deposits increased to 0.66% for the year ended December 31, 2016 from 0.61% for 2015. The following charts illustrate the composition of deposits at December 31, 2016 and 2015:

•	Tangible book value per common share increased to $22.47 at December 31, 2016 from $20.90 at December 31, 2015.

•
The Company’s and the Bank's capital ratios exceeded all regulatory “well capitalized” guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines as of December 31, 2016 and 2015:

BankUnited, Inc:
BankUnited, N.A.:

2016

16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
9.3%
5.0%
4.0%
12.9%
6.5%
4.5%
12.9%
8.0%
6.0%
13.7%
10.0%
8.0%
Tier 1 leverage capital
CET1 risk-based capital
Tier 1 risk-based capital
Total risk-based capital
Actual
Required to be Considered Well Capitalized
Required to be Considered Adequately Capitalized

2015

16.0%
14.0%
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
10.4%
5.0%
4.0%
14.0%
6.5%
4.5%
14.0%
8.0%
6.0%
14.8%
10.0%
8.0%
Tier 1 leverage capital
CET1 risk-based capital
Tier 1 risk-based capital
Total risk-based capital

Strategic Priorities
Management has identified the following strategic priorities for our Company:

•	Our strategic focus emphasizes safety and soundness, long-term profitability and sustainable balance sheet growth.

•
Growth in core deposit relationships, further optimization of our deposit mix and management of the cost of funds, while targeting a loan to deposit ratio of under 100%. We anticipate deposit growth exceeding loan growth for 2017.

•
Continued organic loan growth in Florida and the Tri-State market, both of which we believe to be attractive banking markets, as well as across our national lending platforms. We seek to maintain a loan portfolio diversified across geographies and product classes, predicated on a culture of disciplined credit underwriting.

•	Focus on a scalable and efficient operating model.

•	We will opportunistically evaluate potential strategic acquisitions of financial institutions and complementary businesses.
Challenges confronting our Company and our industry include:

•
Competitive market conditions for both loans and deposits in our primary geographic footprint may impact our ability to execute our balance sheet growth and profitability strategy. Managing the cost of funds while growing deposits in a competitive and, potentially, rising interest rate environment presents a strategic challenge.

•
Originating assets in the current market interest rate environment is likely to continue to put pressure on our net interest margin, particularly as higher yielding covered assets are liquidated or mature.

•	Uncertainty about fiscal and monetary policy may impact our business strategy and the business and economic environment in which we operate.

•
Uncertainty about the regulatory environment may present challenges in the execution of our business strategy and the management of non-interest expense. For additional discussion, see "Item 1. Business—Regulation and Supervision."

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
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
We monitor the pools quarterly by updating our expected cash flows to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, the timing and amount of loan sales and related pricing, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values. Changes in these assumptions could have a potentially material impact on the amount of the ALLL related to the covered loans as well as on the rate of accretion on these loans and the corresponding rate of accretion or amortization of the FDIC indemnification asset. Prepayment, delinquency, default curves and loss severity used to forecast pool cash flows are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters, or the immediately preceding twelve quarters as it relates to loss severity from loan sales.
Fair Value Measurements
The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, servicing rights, and derivative instruments. Assets that may be measured at fair value on a non-recurring basis include impaired loans, OREO and other repossessed assets, loans held for sale, goodwill, impaired long-lived assets, and assets acquired and liabilities assumed in business combinations. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.

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
Level 1—observable inputs that reflect quoted prices in active markets for identical assets,
Level 2—inputs other than quoted prices in active markets that are based on observable market data, and
Level 3—unobservable inputs requiring significant management judgment or estimation.
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
Notes 1, 4, 12 and 16 to our consolidated financial statements contain further information about fair value estimates.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.
Impact of Acquisition Accounting, ACI Loan Accounting and the Loss Sharing Agreements
The application of acquisition accounting, accounting for ACI loans and the provisions of the Loss Sharing Agreements have had a material impact on our financial condition and results of operations. The more significant ways in which our financial statements have been impacted are summarized below and discussed in more detail throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations":

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

•
Interest income and the net interest margin reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets in conjunction with the FSB Acquisition;

•
The estimated fair value at which the acquired loans were initially recorded by the Company was significantly less than the UPB of the loans. No ALLL was recorded with respect to acquired loans at the FSB Acquisition date. The write-down of loans to fair value in conjunction with the application of acquisition accounting and credit protection provided by the Loss Sharing Agreements reduce the impact of any provision for loan losses related to the acquired loans on the results of operations;

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

•
Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Loss Sharing Agreements. The impact of gains or losses related to transactions in covered assets is significantly mitigated by FDIC indemnification; and

•
ACI loans that are contractually delinquent may not be reflected as non-accrual loans or non-performing assets due to the accounting treatment accorded such loans under ASC section 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

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
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets and by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by the Company's liquidity profile, management's assessment of the desire for lower cost funding sources weighed against relationships with customers and growth requirements and is impacted by competition for deposits in the Company's markets and the availability and pricing of other sources of funds.
Net interest income is also impacted by the accounting for ACI loans acquired in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 3.0%, 4.6% and 8.0% of total loans, including premiums, discounts and deferred fees and costs, at December 31, 2016, 2015 and 2014, respectively. As this trend continues, assuming an otherwise stable interest rate environment, we would expect our net interest margin and interest rate spread to continue to decrease over the remaining term of the Loss Sharing Agreements.
Consideration received earlier than expected or in excess of expected cash flows may result in a pool of ACI residential loans becoming fully amortized and its carrying value reduced to zero even though outstanding contractual balances and expected cash flows remain related to loans in the pool. Once the carrying value of a pool is reduced to zero, any future proceeds from the remaining loans, representing further realization of accretable yield, are recognized as interest income upon receipt. The carrying value of one pool has been reduced to zero. Interest income for the year ended December 31, 2014 was impacted by proceeds from the sale of loans in this pool. The UPB of loans remaining in this pool was insignificant at December 31, 2016 and 2015.
The impact of ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

The following table presents, for the years ended December 31, 2016, 2015 and 2014, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 35.0% (dollars in thousands):

	2016			2015			2014
	Average Balance	Interest(1)	Yield/Rate (1)	Average Balance	Interest(1)	Yield/ Rate (1)	Average Balance	Interest(1)	Yield/ Rate (1)
Assets:
Interest earning assets:
New loans	$17,229,089	$609,573	3.54%	$13,260,683	$466,038	3.50%	$9,247,229	$329,023	3.56%
Loans acquired in FSB acquisition	775,065	309,904	39.98%	1,002,934	303,751	30.29%	1,289,058	349,251	27.09%
Total loans	18,004,154	919,477	5.11%	14,263,617	769,789	5.40%	10,536,287	678,274	6.44%
Investment securities (2)	5,691,617	161,385	2.84%	4,672,032	121,221	2.59%	3,984,543	111,471	2.80%
Other interest earning assets	541,816	12,204	2.25%	481,716	10,098	2.10%	453,252	7,845	1.73%
Total interest earning assets	24,237,587	1,093,066	4.51%	19,417,365	901,108	4.64%	14,974,082	797,590	5.33%
Allowance for loan and lease losses	(139,469)			(108,875)			(76,606)
Non-interest earning assets	1,923,298			1,985,421			1,928,564
Total assets	$26,021,416			$21,293,911			$16,826,040
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,382,717	8,343	0.60%	$1,169,921	5,782	0.49%	$773,655	3,254	0.42%
Savings and money market deposits	8,361,652	51,774	0.62%	6,849,366	37,744	0.55%	5,092,444	25,915	0.51%
Time deposits	5,326,630	59,656	1.12%	4,305,857	47,625	1.11%	3,716,611	43,792	1.18%
Total interest bearing deposits	15,070,999	119,773	0.79%	12,325,144	91,151	0.74%	9,582,710	72,961	0.76%
FHLB advances	4,801,406	47,773	0.99%	3,706,288	40,328	1.09%	2,613,156	32,412	1.24%
Notes and other borrowings	403,197	21,287	5.28%	58,791	3,685	6.27%	10,768	1,278	11.87%
Total interest bearing liabilities	20,275,602	188,833	0.93%	16,090,223	135,164	0.84%	12,206,634	106,651	0.87%
Non-interest bearing demand deposits	2,968,192			2,732,654			2,366,621
Other non-interest bearing liabilities	435,645			305,519			235,930
Total liabilities	23,679,439			19,128,396			14,809,185
Stockholders' equity	2,341,977			2,165,515			2,016,855
Total liabilities and stockholders' equity	$26,021,416			$21,293,911			$16,826,040
Net interest income		$904,233			$765,944			$690,939
Interest rate spread			3.58%			3.80%			4.46%
Net interest margin			3.73%			3.94%			4.61%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $23.3 million, $15.9 million and $11.0 million, and the tax-equivalent adjustment for tax-exempt investment securities was $10.5 million, $4.4 million and $2.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to Volume	Change Due to Rate	Increase	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$191,052	$(41,364)	$149,688	$201,092	$(109,577)	$91,515
Investment securities	28,484	11,680	40,164	18,118	(8,368)	9,750
Other interest earning assets	1,383	723	2,106	576	1,677	2,253
Total interest income	220,919	(28,961)	191,958	219,786	(116,268)	103,518
Interest Expense Attributable to:
Interest bearing demand deposits	1,274	1,287	2,561	1,986	542	2,528
Savings and money market deposits	9,235	4,795	14,030	9,792	2,037	11,829
Time deposits	11,600	431	12,031	6,435	(2,602)	3,833
Total interest bearing deposits	22,109	6,513	28,622	18,213	(23)	18,190
FHLB advances	11,151	(3,706)	7,445	11,836	(3,920)	7,916
Notes and other borrowings	18,184	(582)	17,602	3,010	(603)	2,407
Total interest expense	51,444	2,225	53,669	33,059	(4,546)	28,513
Increase (decrease) in net interest income	$169,475	$(31,186)	$138,289	$186,727	$(111,722)	$75,005
Year ended December 31, 2016 compared to year ended December 31, 2015
Net interest income, calculated on a tax-equivalent basis, was $904.2 million for the year ended December 31, 2016 compared to $765.9 million for the year ended December 31, 2015, an increase of $138.3 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $192.0 million, offset by an increase in interest expense of $53.7 million.
The increase in tax-equivalent interest income was comprised primarily of a $149.7 million increase in interest income from loans and a $40.2 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $3.7 billion increase in the average balance outstanding partially offset by a 0.29% decrease in the tax-equivalent yield to 5.11% for the year ended December 31, 2016 from 5.40% for the year ended December 31, 2015. Offsetting factors contributing to the overall decline in the yield on loans included:

•
New loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the year ended December 31, 2016 than for 2015. New loans represented 95.7% of the average balance of loans outstanding for the year ended December 31, 2016 compared to 93.0% for the year ended December 31, 2015. We would expect the impact of growth of the new loan portfolio to lead to further declines in the overall yield on loans, given an otherwise stable interest rate environment.

•	The tax-equivalent yield on new loans increased to 3.54% for the year ended December 31, 2016 from 3.50% for the year ended December 31, 2015.

•
Interest income on loans acquired in the FSB Acquisition totaled $309.4 million and $303.2 million for the years ended December 31, 2016 and 2015, respectively. The tax-equivalent yield on those loans increased to 39.98% for the year ended December 31, 2016 from 30.29% for the year ended December 31, 2015. The increase in the yield on loans acquired in the FSB Acquisition resulted primarily from improvements in expected cash flows for ACI loans.

The average balance of investment securities increased by $1.0 billion for the year ended December 31, 2016 from the year ended December 31, 2015 while the tax-equivalent yield increased to 2.84% for the year ended December 31, 2016 from 2.59%

for year ended December 31, 2015. The increase in tax-equivalent yield reflects (i) changes in portfolio composition, including growth in the municipal portfolio, (ii) resetting of rates on floating-rate securities following the FRB's interest rate increase in the fourth quarter of 2015 and (iii) net purchases of securities with wider spreads.
The components of the increase in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 were a $28.6 million increase in interest expense on deposits, a $7.4 million increase in interest expense on FHLB advances and a $17.6 million increase in interest expense on notes and other borrowings, reflecting the issuance of $400 million in senior notes in November 2015.
The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.7 billion in average interest bearing deposits. The average cost of interest bearing deposits increased by 0.05% to 0.79% for the year ended December 31, 2016 from 0.74% for the year ended December 31, 2015. This increase reflected increases in the cost of interest bearing demand deposits of 0.11% and savings and money market deposits of 0.07%. These cost increases were generally driven by growth of deposits in competitive markets.
The increase in interest expense on FHLB advances was driven by an increase in the average balance of $1.1 billion, partially offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances decreased by 0.10% to 0.99% for the year ended December 31, 2016 from 1.09% for the year ended December 31, 2015. The decrease in the average rate paid was primarily driven by a contraction in maturities.
The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2016 was 3.73% as compared to 3.94% for the year ended December 31, 2015. The interest rate spread decreased to 3.58% for the year ended December 31, 2016 from 3.80% for the year ended December 31, 2015. The declines in net interest margin and interest rate spread resulted primarily from lower yields on loans and the cost of the senior notes, as discussed above. Given an otherwise stable interest rate environment, we would expect the net interest margin and interest rate spread to continue to decline as new loans originated at lower current market rates of interest continue to grow and higher yielding loans acquired in the FSB Acquisition are collected or resolved. Expected trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.
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

•
Interest income on loans acquired in the FSB Acquisition totaled $303.2 million and $348.6 million for the years ended December 31, 2015 and 2014, respectively. The tax-equivalent yield on those loans increased to 30.29% for the year ended December 31, 2015 from 27.09% for the year ended December 31, 2014. Increases in the yield resulting from improvements in the timing and amount of expected cash flows were partially offset by a decrease in the amount of interest income recognized in connection with the sale of ACI residential loans from the pool with a carrying value of zero. Interest income on loans included $30.9 million in proceeds from sales of loans from the zero carrying value pool for the year ended December 31, 2014. No loans were sold from the zero carrying value pool in the year ended December 31, 2015.

The average balance of investment securities increased by $687 million for the year ended December 31, 2015 from the year ended December 31, 2014 while the tax-equivalent yield declined to 2.59% for the year ended December 31, 2015 from

2.80% for year ended December 31, 2014. The decline in tax-equivalent yield reflected (i) the impact of the addition of new, relatively short duration securities at current market yields while securities purchased in a higher interest rate environment continue to amortize and (ii) adjustments resulting from changes in prepayment speeds for certain securities.
The components of the increase in interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 were an $18.2 million increase in interest expense on deposits, a $7.9 million increase in interest expense on FHLB advances and a $2.4 million increase in interest expense on notes and other borrowings, reflecting the senior notes issued in November 2015.
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
For the years ended December 31, 2016, 2015 and 2014, we recorded provisions for loan losses of $52.6 million, $42.1 million and $41.7 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
The most significant factors contributing to the increase in the provision for loan losses related to new loans for the year ended December 31, 2016 compared to 2015, were an (i) the increase in the provision related to taxi medallion loans, (ii) an increase in the provision related to impaired loans in other portfolio segments and (iii) an increase in the relative impact on the provision of changes in quantitative and qualitative loss factors, partially offset by the impact of lower loan growth in 2016. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
For the years ended December 31, 2016, 2015 and 2014, we recorded provisions for (recovery of) loan losses of $(1.7) million, $2.3 million and $(0.2) million, respectively, related to covered loans. As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on the FDIC indemnification asset, recorded in non-interest income.
Non-Interest Income
The Company reported non-interest income of $106.4 million, $102.2 million and $84.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Although declining in the aggregate in both absolute terms and as a percent of total non-interest income, a significant portion of our non-interest income has historically related to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.

The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Income from resolution of covered assets, net	$36,155	$50,658	$49,082
Gain (loss) on sale of covered loans, net	(14,470)	34,929	20,369
Net loss on FDIC indemnification	(17,759)	(65,942)	(46,396)
Mortgage insurance income, modification incentives and expenses reimbursed by the FDIC	1,100	3,770	9,476
Non-interest income related to the covered assets	5,026	23,415	32,531
Service charges and fees	19,463	17,876	16,612
Gain on sale of non-covered loans	10,064	5,704	678
Gain on investment securities available for sale, net	14,461	8,480	3,859
Lease financing	44,738	35,641	21,601
Other non-interest income	12,665	11,108	8,884
	$106,417	$102,224	$84,165
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
Of these transactions, those that had the most significant impact on the Company's results of operations for the years ended December 31, 2016, 2015 and 2014 were gains and losses from the resolution of covered assets and gains and losses on the sale of covered loans. These transactions are discussed further below.
See Note 6 to the consolidated financial statements for further details about the components of these gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.
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

The following table provides further detail of the components of income from resolution of covered assets, net, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Payments in full	$37,117	$47,238	$47,855
Foreclosures	(119)	476	(1,556)
Short sales	(545)	36	(388)
Charge-offs	(542)	(549)	(1,016)
Recoveries	244	3,457	4,187
Income from resolution of covered assets, net	$36,155	$50,658	$49,082
The decrease in income for the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted primarily from decreases in income from residential paid in full resolutions, reflecting decreases in both the number of resolutions and in average income per resolution.
As explained further in the section entitled "The FSB Acquisition" under Item 1, the Bank may sell up to approximately $280 million of covered loans on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Single Family Shared-Loss Agreement.
The following table summarizes the gain (loss) recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Gain (loss) on sale of covered loans	$(14,470)	$34,929	$2,398
Net gain (loss) on FDIC indemnification	11,615	(28,051)	(809)
Net	$(2,855)	$6,878	$1,589
Pricing received on the sale of covered loans may vary based on (i) market conditions, including the interest rate environment, the amount of capital seeking investment and the secondary supply of loans with a particular performance history or collateral type, (ii) the type and quality of collateral, (iii) the performance history of loans included in the sale and (iv) whether or not the loans have been modified. The differences in results of these sales for the years ended December 31, 2016, 2015 and 2014 related primarily to the characteristics of the loans sold and the dynamics of secondary market demand for these assets. We anticipate that we will continue to exercise our right to sell covered residential loans on a quarterly basis in the future.
Gain on sale of covered loans for the year ended December 31, 2014 also included $17,971 related to the sale of covered commercial loans. In accordance with the terms of the Commercial Shared-Loss Agreement, the Bank requested and received approval from the FDIC to sell certain covered commercial and consumer loans and commercial OREO in the first quarter of 2014. See Note 5 to the consolidated financial statements for more information about this transaction.

Certain OREO and foreclosure related expenses associated with covered assets are reimbursed under the terms of the Loss Sharing Agreements. Such expenses are recorded in non-interest expense when incurred, and the reimbursement is recorded in non-interest income when submitted to the FDIC, generally upon ultimate resolution of the underlying covered assets. Mortgage insurance income represents mortgage insurance proceeds received with respect to covered loans in excess of the portion of losses on those loans that is recoverable from the FDIC. Modification incentives represent amounts received from the Department of Treasury related to loans modified under HAMP, net of amounts reimbursed to the FDIC. Year over year declines in expense reimbursements, mortgage insurance income and modification incentives reflect the reduced volume of covered loan foreclosure and HAMP modification activity over the period.
Other components of non-interest income
Year over year increases in service charges and fees correspond to the growth in deposits and loans.
The increase in gain on sale of non-covered loans for the year ended December 31, 2016 compared to 2015 and for the year ended December 31, 2015 compared to 2014 related primarily to gains on sales of loans by SBF, which was acquired by the Company in May 2015. Such gains totaled $9.9 million and $5.0 million for the years ended December 31, 2016 and 2015, respectively.
Gains on investment securities available for sale for the years ended December 31, 2016, 2015 and 2014 related to sales of securities in the normal course of managing liquidity, portfolio duration and yield.
Income from lease financing increased to $44.7 million for the year ended December 31, 2016, compared to $35.6 million for the year ended December 31, 2015 and $21.6 million for year ended December 31, 2014. The increase in income is generally consistent with the growth in the portfolio of equipment under operating lease.
Non-Interest Expense
The following table presents the components of non-interest expense for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Employee compensation and benefits	$223,011	$210,104	$195,218
Occupancy and equipment	76,003	76,024	70,520
Amortization of FDIC indemnification asset	160,091	109,411	69,470
Deposit insurance expense	17,806	14,257	9,348
Professional fees	14,249	14,185	13,178
Telecommunications and data processing	14,343	13,613	13,381
Depreciation of equipment under operating lease	31,580	18,369	8,759
Other non-interest expense	53,364	50,709	46,629
	$590,447	$506,672	$426,503
Non-interest expense as a percentage of average assets was 2.3%, 2.4% and 2.5% for the years ended December 31, 2016, 2015 and 2014, respectively. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.7%, 1.9% and 2.1% for the years ended December 31, 2016, 2015 and 2014, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the year ended December 31, 2016 increased by $12.9 million compared to the year ended December 31, 2015. The increase for the year ended December 31, 2016 primarily reflected general increases in salaries and the cost of benefits and changes in the composition of the employee base. Employee compensation and benefits for the year ended December 31, 2015 increased by $14.9 million as compared to the year ended December 31, 2014. This increase reflected higher head count, particularly from the SBF acquisition in 2015 and the addition of lending and deposit gathering teams.

Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $160.1 million, $109.4 million and $69.5 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the years ended December 31, 2016, 2015 and 2014, the average rate at which the FDIC indemnification asset was amortized was 25.14%, 12.68%, and 6.41%, respectively.
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
See Note 6 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the years ended December 31, 2016, 2015 and 2014. Subsequent to the termination of loss sharing under the Commercial Shared-Loss Agreement in 2014, the entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at December 31, 2016 and 2015 (in thousands):

	2016	2015
FDIC indemnification asset	$515,933	$739,880
Less expected amortization	(245,350)	(342,317)
Amount expected to be collected from the FDIC	$270,583	$397,563
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
Deposit insurance expense
Deposit insurance expense totaled $17.8 million, $14.3 million and $9.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014. These increases primarily reflect the growth of the balance sheet and, beginning in the third quarter of 2016, the large bank surcharge imposed by the FDIC.
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $13.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and by $9.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. These increases generally correspond to the growth in the portfolio of equipment under operating lease. Depreciation of equipment under operating lease for the year ended December 31, 2016 also reflected impairment of $4.1 million related to a group of tank cars impacted by new safety regulations.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, OREO related expenses, insurance, travel and general office expense. The year ended December 31, 2016 was impacted by litigation accruals of $2.4 million and a $1.1 million settlement related to a payroll tax audit.

Income Taxes
The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 was $109.7 million, $45.2 million and $89.0 million, respectively. The Company's effective tax rate was 32.7%, 15.2% and 30.4% for the years ended December 31, 2016, 2015 and 2014, respectively.
Significant components included in the reconciliation of the Company's effective income tax rate to the statutory federal tax rate of 35.0% included the effect of state income taxes and the impact of income not subject to federal tax for each of the years presented. The effective income tax rate for the year ended December 31, 2015 also reflects a discrete income tax benefit of $49.3 million. The tax benefit, predicated on guidance issued by the IRS in 2015, relates to the Company's ability to claim additional tax basis in certain assets acquired in the FSB Acquisition. In addition, $6.2 million and $5.1 million of reserves for uncertain tax liabilities were released in the years ended December 31, 2015 and 2014, respectively, due to the lapse of the statute of limitations related thereto.
At December 31, 2016 and 2015 the Company had net deferred tax assets of $62.9 million and $105.6 million, respectively. Based on an evaluation of both positive and negative evidence related to ultimate realization of deferred tax assets, we have concluded it is more likely than not that the deferred tax assets will be realized. Persuasive positive evidence leading to this conclusion as of December 31, 2016 included the availability of sufficient tax loss carrybacks and future taxable income resulting from reversal of existing taxable temporary differences to assure realization of the deferred tax assets. Realization of deferred tax assets as of December 31, 2016 is not dependent, to any significant extent, on the generation of additional future taxable income.
For more information about income taxes, see Note 11 to the consolidated financial statements.
Termination of the Commercial Shared-Loss Agreement
Loss sharing under the terms of the Bank's Commercial Shared-Loss Agreement with the FDIC terminated on May 21, 2014. At December 31, 2016, the Company’s loan portfolio included commercial and consumer ACI loans with a carrying value of $47 million, and the investment portfolio included securities with a carrying value of $130 million that are no longer subject to loss sharing under the terms of the Commercial Shared-Loss Agreement. As of December 31, 2016 we bear all credit risk with respect to these assets. The Commercial Shared-Loss Agreement provides for the Bank’s continued reimbursement for recoveries, as defined, to the FDIC through May 21, 2017.
Analysis of Financial Condition
Average interest-earning assets increased $4.8 billion to $24.2 billion for the year ended December 31, 2016 from $19.4 billion for the year ended December 31, 2015. This increase was driven by a $3.7 billion increase in the average balance of outstanding loans and a $1.0 billion increase in the average balance of investment securities. The increase in average loans reflected growth of $4.0 billion in average new loans outstanding, partially offset by a $228 million decrease in the average balance of loans acquired in the FSB Acquisition. Average non-interest earning assets remained relatively consistent period over period, reflecting a decrease in the FDIC indemnification asset and offsetting increases in equipment under operating lease, net and other assets. Growth in interest earning assets, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $4.2 billion to $20.3 billion for the year ended December 31, 2016 from $16.1 billion for the year ended December 31, 2015, due to an increase of $2.7 billion in average interest bearing deposits, a $1.1 billion increase in average FHLB advances and a $344 million increase in average notes and other borrowings. Average non-interest bearing deposits increased by $236 million. Growth in average deposits is a trend that is expected to continue.
Average stockholders' equity increased by $176 million, due primarily to the retention of earnings.

Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of December 31, 2016, 2015 and 2014 (in thousands):

	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$4,999	$5,005	$4,997	$4,997	$54,924	$54,967
U.S. Government agency and sponsored enterprise residential MBS	1,513,028	1,527,242	1,167,197	1,178,318	1,501,504	1,524,716
U.S. Government agency and sponsored enterprise commercial MBS	126,754	124,586	95,997	96,814	101,089	101,858
Re-Remics	—	—	88,658	89,691	179,664	183,272
Private label residential MBS and CMOs	334,167	375,098	502,723	544,612	350,300	403,979
Private label commercial MBS	1,180,386	1,187,624	1,219,355	1,218,740	1,156,166	1,161,485
Single family rental real estate-backed securities	858,339	861,251	646,156	636,705	446,079	443,017
Collateralized loan obligations	487,678	487,296	309,615	306,877	174,767	174,332
Non-mortgage asset-backed securities	187,660	186,736	54,981	56,500	96,250	100,068
Preferred stocks	76,180	88,203	75,742	83,209	96,294	105,442
State and municipal obligations	705,884	698,546	351,456	361,753	15,317	15,702
SBA securities	517,129	523,906	270,553	273,336	298,424	308,728
Other debt securities	3,999	8,091	3,854	7,987	3,712	8,128
	$5,996,203	$6,073,584	$4,791,284	$4,859,539	$4,474,490	$4,585,694
Our investment strategy has focused on insuring adequate liquidity, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of December 31, 2016 was 5.0 years and the effective duration was 1.7 years.
As discussed above in the section entitled “Results of Operations - Termination of the Commercial Shared-Loss
Agreement”, FDIC loss sharing on investment securities acquired in the FSB Acquisition ended in May 2014. The terms of the
Commercial Shared-Loss Agreement continue to require sharing with the FDIC of any realized gains from the sale of covered investment securities through May 2017. Securities formerly covered under the Commercial Shared-Loss Agreement include private label residential mortgage-backed securities, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities with an aggregate fair value of $130 million and gross unrealized gains of $55 million at December 31, 2016. Gross unrealized losses on this portfolio segment were de minimis at December 31, 2016.

A summary of activity in the investment securities available for sale portfolio for the year ended December 31, 2016 follows (in thousands):

Balance, beginning of period	$4,859,539
Purchases	3,058,106
Repayments	(726,480)
Sales, maturities and calls	(1,113,522)
Amortization of discounts and premiums, net	(13,186)
Change in unrealized gains	9,127
Balance, end of period	$6,073,584
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of December 31, 2016. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$5,005	0.92%	$—	—%	$—	—%	$—	—%	$5,005	0.92%
U.S. Government agency and sponsored enterprise residential MBS	251,657	3.03%	514,894	2.39%	572,149	1.74%	188,542	1.75%	1,527,242	2.17%
U.S. Government agency and sponsored enterprise commercial MBS	7,125	2.87%	36,940	2.88%	64,779	3.02%	15,742	2.81%	124,586	2.94%
Re-Remics	—	—%	—	—%	—	—%	—	—%	—	—%
Private label residential MBS and CMOs	87,176	5.19%	194,698	5.30%	69,301	6.61%	23,923	12.37%	375,098	5.83%
Private label commercial MBS	128,802	3.13%	786,596	3.31%	268,279	3.15%	3,947	3.08%	1,187,624	3.25%
Single family rental real estate-backed securities	2,121	2.73%	835,067	2.53%	24,063	3.70%	—	—%	861,251	2.56%
Collateralized loan obligations	—	—%	360,230	2.97%	127,066	3.46%	—	—%	487,296	3.10%
Non-mortgage asset-backed securities	11,696	3.48%	166,171	2.85%	8,869	4.46%	—	—%	186,736	2.96%
State and municipal obligations	—	—%	24,970	3.03%	673,576	4.49%	—	—%	698,546	4.44%
SBA securities	81,000	2.09%	223,985	2.06%	133,119	2.03%	85,802	2.00%	523,906	2.05%
Other debt securities	—	—%	—	—%	—	—%	8,091	8.49%	8,091	8.49%
	$574,582	3.22%	$3,143,551	2.91%	$1,941,201	3.26%	$326,047	2.50%	5,985,381	3.03%
Preferred stocks with no scheduled maturity									88,203	8.97%
Total investment securities available for sale									$6,073,584	3.12%
The available for sale investment securities portfolio was in a net unrealized gain position of $77.4 million at December 31, 2016 with aggregate fair value equal to 101.3% of amortized cost. Net unrealized gains included $103.8 million of gross unrealized gains and $26.4 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at December 31, 2016 had an aggregate fair value of $1.9 billion. At December 31, 2016, 91.4% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $72 million were rated below investment grade or not rated at December 31, 2016, all of which were acquired in the FSB Acquisition and substantially all of which were in unrealized gain positions at December 31, 2016.
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
The Company recognized OTTI in the amount of $463 thousand on two positions in one private label commercial MBS security, which was determined to be other-than-temporarily impaired during the year ended December 31, 2016. This security was sold prior to the end of the year. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2015 or 2014.
We do not intend to sell securities in significant unrealized loss positions at December 31, 2016. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. For fixed rate securities, unrealized losses in the portfolio at December 31, 2016 were primarily attributable to an increase in market interest rates and widening credit spreads subsequent to the date the securities were acquired. For variable rate securities, unrealized losses were primarily due to widening credit spreads and, for certain securities, increased extension risk.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs, private label commercial MBS and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities and collateralized loan obligations in unrealized loss positions is not indicative of projected credit losses. Management's analysis of the state and municipal obligations in unrealized loss positions included reviewing the ratings of the securities and the results of credit surveillance performed by an independent third party. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, the impairments were considered to be temporary.
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
We have also established a quarterly price validation process to assess the propriety of the pricing methodologies utilized by our primary pricing services by independently verifying the prices of a sample of securities in the portfolio. Sample sizes vary based on the type of security being priced, with higher sample sizes applied to more difficult to value security types. Verification procedures may consist of obtaining prices from an additional outside source or internal modeling, generally based on Intex. We have established acceptable percentage deviations from the price provided by the initial pricing source. If deviations fall outside the established parameters, we will obtain and evaluate more detailed information about the assumptions and inputs used by each pricing source or, if considered necessary, employ an additional valuation specialist to price the security in question. Pricing issues identified through this evaluation are addressed with the applicable pricing service and methodologies or inputs are revised as determined necessary. Depending on the results of the validation process, sample sizes may be extended for particular classes of securities. Results of the validation process are reviewed by the treasury front office and by senior management.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At December 31, 2016 and 2015, 2.1% and 3.0%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at December 31, 2016 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.
For additional discussion of the fair values of investment securities, see Note 16 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at December 31, 2016 included $41.2 million of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the years ended December 31, 2016, 2015 and 2014. We anticipate growth in loan sales and servicing and related revenue from SBF in the future.
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

The following tables show the composition of the loan portfolio and the breakdown of the portfolio among new loans, non-covered ACI loans, covered ACI loans and covered non-ACI loans at December 31 of the years indicated (dollars in thousands):

	2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,422,425	$—	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	—	3,894	47,629	52,643	0.3%
	3,423,545	—	536,242	84,304	4,044,091	20.9%
Commercial:
Multi-family	3,801,864	23,109	—	—	3,824,973	19.8%
Commercial real estate
Owner occupied	1,726,846	10,012	—	—	1,736,858	9.0%
Non-owner occupied	3,726,260	12,975	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	—	311,436	1.6%
Commercial and industrial	3,390,772	842	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	—	2,280,685	11.8%
	15,237,863	46,938	—	—	15,284,801	79.0%
Consumer	24,358	7	—	—	24,365	0.1%
Total loans	18,685,766	46,945	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,734,407	46,945	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	—	(2,100)	(152,953)
Loans, net	$18,583,554	$46,945	$536,242	$75,700	$19,242,441

	2015
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,883,470	$—	$699,039	$46,110	$3,628,619	21.9%
Home equity loans and lines of credit	806	—	4,831	67,493	73,130	0.4%
	2,884,276	—	703,870	113,603	3,701,749	22.3%
Commercial:
Multi-family	3,447,526	24,636	—	—	3,472,162	20.9%
Commercial real estate
Owner occupied	1,338,184	16,567	—	—	1,354,751	8.2%
Non-owner occupied	2,885,226	25,101	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	—	347,676	2.1%
Commercial and industrial	2,769,813	1,062	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	—	2,003,984	12.1%
	12,792,409	67,366	—	—	12,859,775	77.5%
Consumer	35,173	10	—	—	35,183	0.2%
Total loans	15,711,858	67,376	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	—	(7,933)	39,896
Loans including premiums, discounts and deferred fees and costs	15,759,687	67,376	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	—	(4,868)	(125,828)
Loans, net	$15,638,727	$67,376	$703,870	$100,802	$16,510,775

	2014
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$2,486,272	$—	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	—	22,657	101,142	125,626	1.0%
	2,488,099	—	897,179	157,280	3,542,558	28.6%
Commercial:
Multi-family	1,927,225	24,964	—	—	1,952,189	15.8%
Commercial real estate
Owner occupied	1,008,930	34,440	—	—	1,043,370	8.4%
Non-owner occupied	1,753,317	30,762	—	—	1,784,079	14.4%
Construction and land	167,713	2,007	—	—	169,720	1.4%
Commercial and industrial	2,402,064	1,229	—	—	2,403,293	19.4%
Commercial lending subsidiaries	1,456,751	—	—	—	1,456,751	11.8%
	8,716,000	93,402	—	—	8,809,402	71.2%
Consumer	26,293	14	—	—	26,307	0.2%
Total loans	11,230,392	93,416	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	—	(10,595)	36,502
Loans including premiums, discounts and deferred fees and costs	11,277,489	93,416	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	—	(4,192)	(95,542)
Loans, net	$11,186,139	$93,416	$897,179	$142,493	$12,319,227

	2013
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$1,800,332	$—	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	—	39,602	127,807	168,944	1.9%
	1,801,867	—	1,096,614	198,185	3,096,666	34.3%
Commercial:
Multi-family	1,097,872	8,093	33,354	—	1,139,319	12.6%
Commercial real estate
Owner occupied	712,844	5,318	49,861	689	768,712	8.5%
Non-owner occupied	946,543	1,449	93,089	52	1,041,133	11.5%
Construction and land	138,091	—	10,600	729	149,420	1.7%
Commercial and industrial	1,651,739	—	6,050	6,234	1,664,023	18.5%
Commercial lending subsidiaries	952,050	—	—	—	952,050	10.5%
	5,499,139	14,860	192,954	7,704	5,714,657	63.3%
Consumer	213,107	—	1,679	—	214,786	2.4%
Total loans	7,514,113	14,860	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,554,861	14,860	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	—	(2,893)	(9,502)	(69,725)
Loans, net	$7,497,531	$14,860	$1,288,354	$183,139	$8,983,884

	2012
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$920,713	$—	$1,300,109	$93,438	$2,314,260	41.5%
Home equity loans and lines of credit	1,954	—	52,499	157,691	212,144	3.8%
	922,667	—	1,352,608	251,129	2,526,404	45.3%
Commercial:
Multi-family	307,183	—	56,148	716	364,047	6.5%
Commercial real estate
Owner occupied	451,130	4,087	58,675	850	514,742	9.3%
Non-owner occupied	343,576	—	115,057	60	458,693	8.2%
Construction and land	72,361	—	18,064	829	91,254	1.6%
Commercial and industrial	1,105,938	—	14,608	11,627	1,132,173	20.3%
Commercial lending subsidiaries	455,033	—	—	—	455,033	8.2%
	2,735,221	4,087	262,552	14,082	3,015,942	54.1%
Consumer	33,526	—	2,239	—	35,765	0.6%
Total loans	3,691,414	4,087	1,617,399	265,211	5,578,111	100.0%
Premiums, discounts and deferred fees and costs, net	11,863	—	—	(18,235)	(6,372)
Loans net of premiums, discounts and deferred fees and costs	3,703,277	4,087	1,617,399	246,976	5,571,739
Allowance for loan and lease losses	(41,228)	—	(8,019)	(9,874)	(59,121)
Loans, net	$3,662,049	$4,087	$1,609,380	$237,102	$5,512,618

The following graph shows the trend of loans acquired in the FSB Acquisition as a percentage of the total loan portfolio as of December 31, 2016, 2015, 2014, 2013 and 2012. As indicated, loans acquired in the FSB Acquisition, the substantial majority of which are covered loans, are declining and new loans increasing as a percentage of the total portfolio as loans acquired in the FSB Acquisition are repaid or resolved and new loan originations and purchases continue. This trend is expected to continue.
Total loans, including premiums, discounts and deferred fees and costs, increased by $2.8 billion to $19.4 billion at December 31, 2016, from $16.6 billion at December 31, 2015. New loans grew by $3.0 billion while loans acquired in the FSB Acquisition declined by $216 million from December 31, 2015 to December 31, 2016. New residential loans grew by $546 million and new commercial loans grew by $2.4 billion during the year ended December 31, 2016.
Growth in new loans, including premiums, discounts and deferred fees and costs, for the year ended December 31, 2016 included $985 million for the Florida franchise, $878 million for the New York franchise and $1.1 billion for the national platforms.
The following tables show the composition of the new loan portfolio and the breakdown among the Florida and New York franchises and national platforms at December 31, 2016 and 2015. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	2016
	Florida	New York	National	Total
Residential	$231,237	$224,750	$3,015,482	$3,471,469
Commercial:
Multi-family	497,154	3,309,411	—	3,806,565
Commercial real estate
Owner occupied	1,032,429	602,155	91,254	1,725,838
Non-owner occupied	2,324,831	1,294,231	99,771	3,718,833
Construction and land	174,494	125,983	10,436	310,913
Commercial and industrial	2,233,551	806,660	346,085	3,386,296
Commercial lending subsidiaries	—	—	2,290,194	2,290,194
Consumer	22,895	1,404	—	24,299
	$6,516,591	$6,364,594	$5,853,222	$18,734,407
	34.8%	34.0%	31.2%	100.0%

	2015
	Florida	New York	National	Total
Residential	$246,751	$228,741	$2,449,935	$2,925,427
Commercial:
Multi-family	500,400	2,951,573	—	3,451,973
Commercial real estate
Owner occupied	840,364	418,935	79,648	1,338,947
Non-owner occupied	1,715,352	1,086,224	78,541	2,880,117
Construction and land	224,259	106,973	15,739	346,971
Commercial and industrial	1,974,179	688,691	105,658	2,768,528
Commercial lending subsidiaries	—	—	2,012,646	2,012,646
Consumer	29,820	5,258	—	35,078
	$5,531,125	$5,486,395	$4,742,167	$15,759,687
	35.1%	34.8%	30.1%	100.0%
Residential Mortgages
Residential mortgages totaled $4.0 billion, or 20.9% of total loans, at December 31, 2016 and $3.7 billion, or 22.3% of total loans, at December 31, 2015.
The new residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint. In January 2016, we terminated our retail residential mortgage origination business. New residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2016, $133 million or 3.8% of new residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
The following table presents a breakdown of the 1-4 single family residential mortgage portfolio categorized between fixed rate loans and ARMs at December 31, 2016 and 2015. Amounts are net of premiums, discounts and deferred fees and costs (dollars in thousands):

	2016
	New Loans	Covered Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$1,130,914	$191,676	$1,322,590	32.8%
ARM Loans	2,339,435	371,477	2,710,912	67.2%
	$3,470,349	$563,153	$4,033,502	100.0%

	2015
	New Loans	Covered Loans	Total	Percent of Total
1 - 4 single family residential loans:
Fixed rate loans	$997,580	$304,632	$1,302,212	35.6%
ARM Loans	1,927,041	433,665	2,360,706	64.4%
	$2,924,621	$738,297	$3,662,918	100.0%
We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. Included in ARM loans above are payment option ARMs representing 50.2% and 49.5% of total covered ARM loans outstanding as of December 31, 2016 and 2015, respectively, based on UPB. All of the option ARMs are covered loans and the substantial majority are ACI loans. The ACI loans are accounted for in accordance with ASC 310-30; therefore, the optionality embedded in these loans does not directly impact the carrying value of the loans or the amount of interest income recognized on them. These features are taken into account in quarterly updates of expected cash flows from these loans. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement.
The following charts present the distribution of the new 1-4 single family residential mortgage portfolio by interest rate terms and contractual lives at December 31, 2016 and 2015:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 3% of the total at both December 31, 2016 and 2015, and are reported with 15 year fixed above.
The geographic concentration of the 1-4 single family residential portfolio is summarized as follows at December 31, 2016 and 2015 (dollar in thousands):

	2016
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$904,107	$37,330	$941,437	26.1%	23.3%
Florida	487,294	300,198	787,492	14.0%	19.5%
New York	763,824	16,403	780,227	22.0%	19.3%
Virginia	152,113	30,818	182,931	4.4%	4.5%
Others (1)	1,163,011	178,404	1,341,415	33.5%	33.4%
	$3,470,349	$563,153	$4,033,502	100.0%	100.0%

	2015
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$948,301	$53,048	$1,001,349	32.4%	27.3%
Florida	422,638	381,897	804,535	14.5%	22.0%
New York	548,181	23,326	571,507	18.7%	15.6%
Virginia	87,851	40,329	128,180	3.0%	3.5%
Others (1)	917,650	239,697	1,157,347	31.4%	31.6%
	$2,924,621	$738,297	$3,662,918	100.0%	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at December 31, 2016 or 2015.
Home equity loans and lines of credit are not significant to the new loan portfolio.
Commercial loans
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases.

Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 81.6% and 81.4% of new loans as of December 31, 2016 and 2015, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit.
The following charts present the distribution of non owner-occupied commercial real estate by product types at December 31, 2016 and 2015:
Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.6% of the total loan portfolio at December 31, 2016. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in submarkets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At December 31, 2016, the recorded investment in construction loans with available interest reserves totaled $59 million; the amount of available interest reserves totaled $1 million. All of these loans were rated “pass” at December 31, 2016.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $1.2 billion at December 31, 2016, typically relationship based loans to borrowers in our geographic footprint.
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond refundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well established concepts. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank's SBF unit primarily originates SBA guaranteed commercial and commercial real estate loans, generally selling the guaranteed portion in the secondary market and retaining the unguaranteed portion in portfolio. The Bank engages in mortgage warehouse lending on a national basis.

The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at December 31, 2016 and 2015 (in thousands):

	2016	2015
Pinnacle	$1,317,820	$1,085,981
Bridge - franchise finance	426,661	440,375
Bridge - transportation equipment finance	545,713	486,290
SBF	225,241	197,953
Mortgage warehouse lending	322,305	81,633
	$2,837,740	$2,292,232
The geographic concentration of the commercial loans in the national platforms is summarized as follows at December 31, 2016 and 2015. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	2016		2015
Florida	$543,445	19.2%	$537,111	23.4%
California	421,480	14.9%	188,338	8.2%
Iowa	161,874	5.7%	159,142	6.9%
Virginia	138,417	4.9%	113,486	5.0%
Arizona	133,549	4.7%	84,658	3.7%
Texas	118,122	4.2%	90,989	4.0%
Nevada	74,821	2.6%	101,370	4.4%
All others (1)	1,246,032	43.8%	1,017,138	44.4%
	$2,837,740	100.0%	$2,292,232	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at December 31, 2016 or 2015.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.

Loan Maturities
The following table sets forth, as of December 31, 2016, the maturity distribution of our non-covered loan portfolio by category, based on UPB. Commercial loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of 1-4 single family residential loans have been adjusted for an estimated rate of voluntary prepayments on all loans, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential:
1-4 single family residential	$488,376	$1,677,156	$1,256,893	$3,422,425
Home equity loans and lines of credit	205	686	229	1,120
	488,581	1,677,842	1,257,122	3,423,545
Commercial:
Multi-family	338,486	3,069,500	421,235	3,829,221
Commercial real estate
Owner occupied	214,988	848,793	675,072	1,738,853
Non-owner occupied	384,037	2,276,610	1,080,571	3,741,218
Construction and land	88,329	162,097	61,455	311,881
Commercial and industrial	1,479,861	1,794,158	117,664	3,391,683
Commercial lending subsidiaries	648,474	912,363	719,848	2,280,685
	3,154,175	9,063,521	3,075,845	15,293,541
Consumer	3,602	15,755	5,008	24,365
	$3,646,358	$10,757,118	$4,337,975	$18,741,451
The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2016 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential:
1-4 single family residential	$941,886	$1,992,163	$2,934,049
Home equity loans and lines of credit	—	915	915
	941,886	1,993,078	2,934,964
Commercial:
Multi-family	2,985,032	505,703	3,490,735
Commercial real estate
Owner occupied	1,011,988	511,877	1,523,865
Non-owner occupied	1,879,092	1,478,089	3,357,181
Construction and land	114,496	109,056	223,552
Commercial and industrial	529,150	1,382,672	1,911,822
Commercial lending subsidiaries	1,632,211	—	1,632,211
	8,151,969	3,987,397	12,139,366
Consumer	18,671	2,092	20,763
	$9,112,526	$5,982,567	$15,095,093
No maturity information has been provided for covered loans, which are comprised entirely of loans secured by 1-4 single family residential loans, the substantial majority of which are ACI loans accounted for in pools.

Asset Quality
In discussing asset quality, we distinguish between covered loans and non-covered loans. Although the risk profile of covered loans is higher than that of non-covered loans, our exposure to loss related to covered loans is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and by the Single Family Shared-Loss Agreement. At December 31, 2016, loans covered under the Single Family Shared-Loss Agreement totaled $614 million.
We have established a robust credit risk management framework, put in place an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and implemented a dedicated internal credit review function. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.
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
Non-covered Loans
Commercial
The ongoing asset quality of significant commercial loans is monitored on an individual basis through our regular credit review and risk rating process. We believe internal risk rating is the best indicator of the credit quality of commercial loans. Homogenous groups of smaller balance commercial loans may be monitored collectively.
At December 31, 2016, new commercial loans with aggregate balances of $72 million, $303 million and $12 million were rated special mention, substandard and doubtful, respectively. At December 31, 2015, new commercial loans aggregating $32 million, $198 million and $6 million were rated special mention, substandard and doubtful, respectively. The balance of substandard loans at December 31, 2016 and 2015 included $138 million and $80 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 2.5% of the new commercial loan portfolio, of which 0.9% related to taxi medallion loans, at December 31, 2016. At December 31, 2016, ACI commercial loans had a carrying value of $46.9 million. The carrying amount of ACI commercial loans that were past due, criticized or classified at December 31, 2016 was not significant. See Note 5 to the consolidated financial statements for more detailed information about risk rating of commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $179 million at December 31, 2016. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined in recent periods due to competitive developments in the transportation-for-hire industry. We update our analysis of the cash flow generating capacity of the operation of medallions on a regular basis using current available taxi industry data from which prospective debt service capacity is estimated. This analysis is based on an extensive data set typically made available by the New York Taxi and Limousine Commission semi-annually and assumptions that we believe to be generally conservative regarding fleet utilization and borrower expenses. Actual debt service coverage of our medallion loans may in some cases be more favorable than these cash flow capacity estimates. We also consider, if less favorable than our analysis of cash flow generating capacity, available borrower specific financial information. We update our analysis of estimated medallion valuations on a quarterly basis, based on the cash flow capacity estimates and recent medallion transfer activity. The taxi medallion portfolio had the following characteristics at December 31, 2016:

•	Approximately 98% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $40.8 million or 22.8% of the portfolio, compared to $7.9 million or 3.7% of the portfolio at December 31, 2015. Loans delinquent by 90 days or more totaled $29.2 million or 16.4% of the portfolio, compared to $1.9 million or 0.9% of the portfolio at December 31, 2015. Loans on non-accrual status totaled $60.7 million at December 31, 2016.

•	At December 31, 2016, $40.5 million, $138.0 million and $0.2 million of loans were rated pass, substandard and doubtful, respectively.

•
Based on our updated analysis of medallion values, the weighted average estimated current LTV for loans directly secured by medallions was approximately 83% and approximately 52.3% of those loans had current LTV in excess of 100%.

•	Approximately 13.8% of the portfolio consisted of interest only loans.

•
Based on our updated analysis of the estimated cash flow generating capacity of medallions, as discussed above, approximately 57.4% of loans secured directly by taxi medallions had estimated prospective debt service coverage ratios of less than 1.00, the majority of which were current with respect to payment of principal and interest.

•	The portfolio included 76 loans modified in TDRs with a recorded investment of $65.9 million.

•
In the aggregate, the ALLL related to taxi medallion loans was 6.0% of the outstanding balance at December 31, 2016, compared to 4.7% at December 31, 2015. Charge-offs of $11.1 million were recognized in the year ended December 31, 2016 related to taxi medallion loans.

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
Residential
New 1-4 single family residential loans past due more than 30 days totaled $12.7 million and $7.0 million at December 31, 2016 and 2015, respectively. The amount of these loans 90 days or more past due was $2.1 million and $2.8 million at December 31, 2016 and 2015, respectively.
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
The following tables show the distribution of new 1-4 single family residential loans by original FICO and LTV as of December 31, 2016 and 2015:

	2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.2%	4.7%	21.7%	32.1%
60% - 70%	2.3%	2.7%	3.6%	15.1%	23.7%
70% - 80%	3.2%	4.3%	8.0%	26.1%	41.6%
More than 80%	0.7%	0.3%	0.4%	1.2%	2.6%
	8.7%	10.5%	16.7%	64.1%	100.0%

	2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.7%	3.4%	4.9%	22.8%	33.8%
60% - 70%	2.4%	2.7%	3.8%	16.4%	25.3%
70% - 80%	2.2%	3.4%	7.2%	26.4%	39.2%
More than 80%	1.0%	0.1%	0.1%	0.5%	1.7%
	8.3%	9.6%	16.0%	66.1%	100.0%
At December 31, 2016, the new 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 766 and a weighted-average LTV of 65.8%. The majority of this portfolio was owner-occupied, with 88.3% primary residence, 8.6% second homes and 3.0% investment properties. In terms of vintage, 10.2% of the portfolio was originated pre-2013, 19.2% in 2013, 17.2% in 2014, 27.3% in 2015 and 26.1% in 2016.
Consumer
At December 31, 2016 and 2015, there were no delinquent new consumer loans.
Covered Loans
At December 31, 2016, residential ACI loans totaled $536 million and residential non-ACI loans totaled $78 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We monitor the pools quarterly to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At December 31, 2016, accretable yield on residential ACI loans totaled $659 million and non-accretable difference related to those loans totaled $349 million.
At December 31, 2016, the recorded investment in non-ACI 1-4 single family residential loans was $30.8 million; $1.4 million or 4.5% of these loans were 30 days or more past due and $0.9 million or 3.0% of these loans were 90 days or more past due. At December 31, 2016, the recorded investment in ACI 1-4 single family residential loans totaled $532.3 million; $32.1 million or 6.0% of these loans were delinquent by 30 days or more and $15.6 million or 2.9% were delinquent by 90 days or more.
At December 31, 2016, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $47.0 million; $3.9 million or 8.2% of these loans were 30 days or more past due and $2.1 million or 4.4% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $3.9 million at December 31, 2016; amounts 30 days or more contractually delinquent were not significant.

Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at December 31, 2016 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	63.0%	45.6%
Scheduled to reset within 12 months	9.4%	11.3%
Scheduled to reset after 12 months	27.6%	43.1%
	100.0%	100.0%
Lien position:
First liens	11.3%	15.4%
Second or third liens	88.7%	84.6%
	100.0%	100.0%
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
The following tables summarize the Company's impaired loans and non-performing assets at December 31 of the years indicated (dollars in thousands):

	2016			2015			2014
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$918	$566	$1,484	$594	$2,007	$2,601	$604	$49	$653
Home equity loans and lines of credit	2,283	—	2,283	4,724	—	4,724	3,808	—	3,808
Total residential loans	3,201	566	3,767	5,318	2,007	7,325	4,412	49	4,461
Commercial:
Commercial real estate
Owner occupied	—	19,439	19,439	—	8,274	8,274	—	3,362	3,362
Non-owner occupied	—	559	559	—	—	—	—	1,326	1,326
Construction and land	—	1,238	1,238	—	—	—	—	209	209
Commercial and industrial
Taxi medallion loans		60,660	60,660	—	2,557	2,557	—	—	—
Other commercial and industrial		16,036	16,036	—	35,225	35,225	—	13,666	13,666
Commercial lending subsidiaries	—	32,645	32,645	—	9,920	9,920	—	9,226	9,226
Total commercial loans	—	130,577	130,577	—	55,976	55,976	—	27,789	27,789
Consumer	—	2	2	—	7	7		173	173
Total non-accrual loans	3,201	131,145	134,346	5,318	57,990	63,308	4,412	28,011	32,423
Non-ACI and new loans past due 90 days and still accruing	—	1,551	1,551	156	1,369	1,525	174	715	889
TDRs (1)	—	—	—	7,050	1,175	8,225	2,188	4,435	6,623
Total non-performing loans	3,201	132,696	135,897	12,524	60,534	73,058	6,774	33,161	39,935
OREO	4,658	4,882	9,540	8,853	—	8,853	13,645	135	13,780
Repossessed assets	—	3,551	3,551	—	2,337	2,337	—	—	—
Total non-performing assets	7,859	141,129	148,988	21,377	62,871	84,248	20,419	33,296	53,715
Performing TDRs
Taxi medallion loans	—	36,848	36,848	—	633	633	—	—	—
Other	11,166	26,282	37,448	3,988	4,902	8,890	3,866	797	4,663
Total impaired loans and non-performing assets	$19,025	$204,259	$223,284	$25,365	$68,406	$93,771	$24,285	$34,093	$58,378

Non-performing loans to total loans (2)		0.71%	0.70%		0.38%	0.44%		0.29%	0.32%
Non-performing assets to total assets (3)		0.51%	0.53%		0.26%	0.35%		0.17%	0.28%
ALLL to total loans (2)		0.80%	0.79%		0.76%	0.76%		0.80%	0.77%
ALLL to non-performing loans		113.68%	112.55%		199.82%	172.23%		275.47%	239.24%
Net charge-offs to average loans		0.13%	0.13%		0.09%	0.10%		0.08%	0.15%

(1)	Effective January 1, 2016, we are no longer reporting accruing TDRs as non-performing.

(2)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

	2013			2012
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$293	$194	$487	$2,678	$155	$2,833
Home equity loans and lines of credit	6,559	—	6,559	9,767	—	9,767
Total residential loans	6,852	194	7,046	12,445	155	12,600
Commercial:
Commercial real estate
Owner occupied	101	2,786	2,887	—	1,619	1,619
Non-owner occupied	941	1,443	2,384	59	—	59
Construction and land	—	244	244	—	278	278
Commercial and industrial	2,767	16,612	19,379	4,530	11,907	16,437
Commercial lending subsidiaries	—	1,370	1,370	—	1,719	1,719
Total commercial loans	3,809	22,455	26,264	4,589	15,523	20,112
Consumer	—	75	75	—	—	—
Total non-accrual loans	10,661	22,724	33,385	17,034	15,678	32,712
Non-ACI and new loans past due 90 days and still accruing	—	512	512	140	38	178
TDRs	1,765	—	1,765	1,293	348	1,641
Total non-performing loans	12,426	23,236	35,662	18,467	16,064	34,531
OREO	39,672	898	40,570	76,022	—	76,022
Repossessed assets	—	—	—	—	—	—
Total non-performing assets	52,098	24,134	76,232	94,489	16,064	110,553
Impaired ACI loans on accrual status (1)	44,286	—	44,286	43,580	—	43,580
Other impaired loans on accrual status	—	—	—	—	2,721	2,721
Performing TDRs	3,588	1,400	4,988	2,650	4,689	7,339
Total impaired loans and non-performing assets	$99,972	$25,534	$125,506	$140,719	$23,474	$164,193

Non-performing loans to total loans (2)		0.31%	0.39%		0.43%	0.62%
Non-performing assets to total assets (3)		0.16%	0.51%		0.13%	0.89%
ALLL to total loans (2)		0.76%	0.77%		1.11%	1.06%
ALLL to non-performing loans		246.73%	195.52%		256.65%	171.21%
Net charge-offs to average loans		0.34%	0.31%		0.09%	0.17%

(1)	Includes TDRs on accrual status.

(2)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
The primary driver of the increases in non-covered, non-performing loans and non-covered performing TDRs and of the decrease in the ratio of the ALLL to non-performing loans at December 31, 2016 compared to December 31, 2015 was increases in non-accrual loans and TDRs in the taxi medallion portfolio. The decrease in the ratio of the ALLL to non-performing loans was also impacted by increases in partial charge-offs.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $16 million and $22 million at December 31, 2016 and 2015, respectively.
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
The following table summarizes loans modified in TDRs at December 31, 2016 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential:
Covered	59	$12,396	$529
Non-covered	4	561	12
Commercial:
Taxi medallion	76	65,879	2,948
Other	23	39,333	4,124
	162	$118,169	$7,613
Potential Problem Loans
Potential problem loans have been identified by management as those loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing new loans totaled $184 million, of which $78 million were taxi medallion loans, at December 31, 2016. The majority of these loans were current as to principal and interest at December 31, 2016.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which determines the appropriate strategy for collection to mitigate the amount of credit losses. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard; impaired loans on non-accrual status; loans modified as TDRs; or assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Asset Recovery Committee.
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer loan modifications under HAMP to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We have approved 4,450 permanent loan modifications through December 31, 2016 and there are 17 trial loan modifications at December 31, 2016. Substantially all of these modified loans were covered ACI loans accounted for in pools. All HAMP applications were required to be submitted by December 31, 2016, the expiration date of the program, and all modifications under HAMP must be made by September 30, 2017. We began offering a new modification program in late 2016 modeled after the FNMA standard modification program.
In addition to the modification programs discussed above, we offer a proprietary Subordinate Lien Modification Program for home equity loans and lines of credit. This provides BankUnited the ability to offer a modification on loans covered under the Single Family Shared-Loss Agreement that are subordinate to either a BankUnited first lien or a first lien from another lender.

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
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for new commercial, home equity and consumer loans is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 27 banks at December 31, 2016. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. The general loss factor for municipal finance receivables is based on a historical cumulative default curve for municipal obligations of credit quality comparable to those in the Company’s portfolio.
Beginning in the first quarter of 2016, we extended the loss experience period used to calculate peer group average annual net charge-off rates from 12 quarters to 16 quarters for commercial and consumer loans. We believe this extension of the look back period was appropriate at that time to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle, and to reflect recent indications that the U.S. economy continues to move through the credit cycle. We believe the 16-quarter look back period to be consistent with the range of industry practice. Extending the look back period to 16 quarters resulted in an increase in the ALLL of approximately $9 million as of March 31, 2016, as compared to using a 12-quarter look back period at the same date. The framework used to determine qualitative reserves was not revised.
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
Qualitative Factors
Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as evaluated by our independent credit review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory considerations.
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

Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Loss severity given default assumptions are generated from the historical performance of the portfolio over the immediately preceding four quarters, while loss severity from loan sales is generated from historical performance over the immediately preceding twelve quarters. Estimates of default probability and loss severity given default also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected based on historical experience over the last three years. The ACI home equity roll rates include the impact of delinquent, related senior liens and loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy.
Based on our projected cash flow analysis, no ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2016 or 2015.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at December 31, 2016 or 2015.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods from December 31, 2011 through December 31, 2016 (in thousands):

	New Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2011	$24,328	$16,332	$7,742	$48,402
Provision for (recovery of) loan losses:	19,399	(4,347)	3,844	18,896
Charge-offs:
1 - 4 single family residential	—	—	(245)	(245)
Home equity loans and lines of credit	—	—	(3,030)	(3,030)
Multi-family	(87)	(563)	—	(650)
Commercial real estate	—	(1,482)	—	(1,482)
Construction and land	(3)	(1,183)	—	(1,186)
Commercial loans and leases	(2,839)	(738)	(316)	(3,893)
Total Charge-offs	(2,929)	(3,966)	(3,591)	(10,486)
Recoveries:
Home equity loans and lines of credit	—	—	29	29
Multi-family	—	—	24	24
Commercial real estate	—	—	347	347
Commercial loans and leases	427	—	1,479	1,906
Consumer	3	—	—	3
Total Recoveries	430	—	1,879	2,309
Net Charge-offs:	(2,499)	(3,966)	(1,712)	(8,177)
Balance at December 31, 2012	41,228	8,019	9,874	59,121
Provision for (recovery of) loan losses:	33,702	(2,891)	1,153	31,964
Charge-offs:
1 - 4 single family residential	(10)	—	(1,276)	(1,286)
Home equity loans and lines of credit	—	—	(2,858)	(2,858)
Commercial real estate	—	(1,162)	—	(1,162)
Construction and land	—	(77)	—	(77)
Commercial loans and leases	(17,987)	(996)	(171)	(19,154)
Consumer	(484)	—	—	(484)
Total Charge-offs	(18,481)	(2,235)	(4,305)	(25,021)
Recoveries:
Home equity loans and lines of credit	—	—	90	90
Multi-family	—	—	15	15
Commercial real estate	—	—	191	191
Commercial and industrial	743	—	2,484	3,227
Commercial lending subsidiaries	15	—	—	15
Consumer	123	—	—	123
Total Recoveries	881	—	2,780	3,661
Net Charge-offs:	(17,600)	(2,235)	(1,525)	(21,360)
Balance at December 31, 2013	$57,330	$2,893	$9,502	$69,725

	New Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2013	$57,330	$2,893	$9,502	$69,725
Provision for (recovery of) loan losses:	41,748	2,311	(2,554)	41,505
Charge-offs:
1 - 4 single family residential	—	—	(269)	(269)
Home equity loans and lines of credit	—	—	(2,737)	(2,737)
Multi-family	—	(285)	—	(285)
Commercial real estate
Owner occupied	—	(356)	—	(356)
Non-owner occupied	(52)	(3,031)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Commercial and industrial	(6,033)	(573)	(477)	(7,083)
Commercial finance subsidiaries	(1,586)	—	—	(1,586)
Consumer	(1,083)	(324)	—	(1,407)
Total Charge-offs	(8,754)	(5,204)	(3,496)	(17,454)
Recoveries:
Home equity loans and lines of credit	—	—	19	19
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	—	—	3	3
Commercial and industrial	506	—	714	1,220
Commercial lending subsidiaries	22	—	—	22
Consumer	498	—	—	498
Total Recoveries	1,026	—	740	1,766
Net Charge-offs:	(7,728)	(5,204)	(2,756)	(15,688)
Balance at December 31, 2014	91,350	—	4,192	95,542
Provision for loan losses:	42,060	—	2,251	44,311
Charge-offs:
1 - 4 single family residential	—	—	(16)	(16)
Home equity loans and lines of credit	—	—	(1,664)	(1,664)
Commercial real estate
Owner occupied	(263)	—	—	(263)
Commercial and industrial	(5,731)	—	—	(5,731)
Commercial lending subsidiaries	(7,725)	—	—	(7,725)
Total Charge-offs	(13,719)	—	(1,680)	(15,399)
Recoveries:
Home equity loans and lines of credit	—	—	39	39
Multi-family	—	—	4	4
Commercial real estate
Non-owner occupied	2	—	—	2
Commercial and industrial	1,082	—	62	1,144
Commercial lending subsidiaries	153	—	—	153
Consumer	32	—	—	32
Total Recoveries	1,269	—	105	1,374
Net Charge-offs:	(12,450)	—	(1,575)	(14,025)
Balance at December 31, 2015	$120,960	$—	$4,868	$125,828

	New Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
Provision for (recovery of) loan losses:
1-4 single family residential	(1,807)	—	59	(1,748)
Home equity loans and lines of credit	3	—	(1,691)	(1,688)
Multi-family	2,692	—	—	2,692
Commercial real estate
Owner occupied	5,568	—	—	5,568
Non-owner occupied	9,553	—	—	9,553
Construction and land	(670)	—	—	(670)
Commercial and industrial	34,625	—	(49)	34,576
Commercial finance subsidiaries	2,638	—	—	2,638
Consumer	(10)	—	—	(10)
Total Provision	52,592	—	(1,681)	50,911
Charge-offs:
1-4 single family residential	—	—	(442)	(442)
Home equity loans and lines of credit	—	—	(774)	(774)
Commercial real estate
Owner occupied	(2,827)	—	—	(2,827)
Non-owner occupied	(128)	—	—	(128)
Construction and land	(93)	—	—	(93)
Commercial and industrial	(20,262)	—	—	(20,262)
Commercial lending subsidiaries	(2,432)	—	—	(2,432)
Consumer	(152)	—	—	(152)
Total Charge-offs	(25,894)	—	(1,216)	(27,110)
Recoveries:
Home equity loans and lines of credit	—	—	80	80
Commercial real estate
Owner occupied	1,193	—	—	1,193
Commercial and industrial	698	—	49	747
Commercial lending subsidiaries	1,278	—	—	1,278
Consumer	26	—	—	26
Total Recoveries	3,195	—	129	3,324
Net Charge-offs:	(22,699)	—	(1,087)	(23,786)
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, as of December 31 of the years indicated (dollars in thousands):

	2016
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$9,279	$—	$181	$9,460	20.6%
Home equity loans and lines of credit	7	—	1,919	1,926	0.3%
	9,286	—	2,100	11,386	20.9%
Commercial:
Multi-family	25,009	—	—	25,009	19.8%
Commercial real estate
Owner occupied	11,424	—	—	11,424	9.0%
Non-owner occupied	35,604	—	—	35,604	19.3%
Construction and land	2,824	—	—	2,824	1.6%
Commercial and industrial	48,722	—	—	48,722	17.5%
Commercial lending subsidiaries	17,867	—	—	17,867	11.8%
	141,450	—	—	141,450	79.0%
Consumer	117	—	—	117	0.1%
	$150,853	$—	$2,100	$152,953	100.0%

	2015
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$11,086	$—	$564	$11,650	21.9%
Home equity loans and lines of credit	4	—	4,304	4,308	0.4%
	11,090	—	4,868	15,958	22.3%
Commercial:
Multi-family	22,317	—	—	22,317	20.9%
Commercial real estate
Owner occupied	7,490	—	—	7,490	8.2%
Non-owner occupied	26,179	—	—	26,179	17.5%
Construction and land	3,587	—	—	3,587	2.1%
Commercial and industrial	33,661	—	—	33,661	16.7%
Commercial lending subsidiaries	16,383	—	—	16,383	12.1%
	109,617	—	—	109,617	77.5%
Consumer	253	—	—	253	0.2%
	$120,960	$—	$4,868	$125,828	100.0%

	2014
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$7,116	$—	$945	$8,061	27.6%
Home equity loans and lines of credit	17	—	3,247	3,264	1.0%
	7,133	—	4,192	11,325	28.6%
Commercial:
Multi-family	14,970	—	—	14,970	15.8%
Commercial real estate
Owner occupied	8,273	—	—	8,273	8.4%
Non-owner occupied	17,615	—	—	17,615	14.4%
Construction and land	2,725	—	—	2,725	1.4%
Commercial and industrial	25,867	—	—	25,867	19.4%
Commercial lending subsidiaries	14,577	—	—	14,577	11.8%
	84,027	—	—	84,027	71.2%
Consumer	190	—	—	190	0.2%
	$91,350	$—	$4,192	$95,542	100.0%

	2013
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$6,271	$—	$827	$7,098	32.4%
Home equity loans and lines of credit	12	—	8,243	8,255	1.9%
	6,283	—	9,070	15,353	34.3%
Commercial:
Multi-family	3,947	323	—	4,270	12.6%
Commercial real estate
Owner occupied	6,774	369	6	7,149	8.5%
Non-owner occupied	4,401	1,444	8	5,853	11.5%
Construction and land	803	192	6	1,001	1.7%
Commercial and industrial	24,148	565	412	25,125	18.5%
Commercial lending subsidiaries	8,787	—	—	8,787	10.5%
	48,860	2,893	432	52,185	63.3%
Consumer	2,187	—	—	2,187	2.4%
	$57,330	$2,893	$9,502	$69,725	100.0%

	2012
		Covered Loans
	New Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$10,074	$—	$984	$11,058	41.5%
Home equity loans and lines of credit	19	—	8,087	8,106	3.8%
	10,093	—	9,071	19,164	45.3%
Commercial:
Multi-family	2,212	504	5	2,721	6.5%
Commercial real estate	7,790	5,400	31	13,221	17.5%
Construction and land	672	350	9	1,031	1.6%
Commercial loans and leases	20,047	1,765	758	22,570	28.5%
	30,721	8,019	803	39,543	54.1%
Consumer	414	—	—	414	0.6%
	$41,228	$8,019	$9,874	$59,121	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The increase in the balance of the ALLL for new loans at December 31, 2016 as compared to December 31, 2015 primarily reflects the impact of growth of the new loan portfolio and an increase in reserves for classified loans, including loans determined to be individually impaired. Factors influencing the change in the ALLL as related to specific loan types at December 31, 2016 as compared to December 31, 2015, include:

•
A decline of $1.8 million for new 1-4 single family residential loans in spite of growth in the corresponding portfolio was primarily attributable to a decline in both the applicable quantitative historical loss rate and qualitative reserves. The most significant factor in the decline in qualitative reserves was a decrease in the economic factor related to GDP growth rates.

•	An increase of $2.7 million for new multi-family loans was primarily driven by the growth of the corresponding loan portfolio.

•	An increase of $3.9 million for new owner occupied commercial real estate loans reflects the growth of the corresponding loan portfolio and increases in reserves for classified loans.

•	A $9.4 million increase for new non-owner occupied commercial real estate loans was primarily attributable to the growth of the corresponding loan portfolio.

•
An increase of $15.1 million for new commercial and industrial loans was primarily driven by increases in reserves for classified and impaired loans, growth of the corresponding portfolio and an increase in the peer group based historical loss factor for this portfolio segment. The reserve for classified and impaired loans in this portfolio segment increased by $10.4 million.

•
A $1.5 million increase for commercial lending subsidiaries primarily reflects the growth of the portfolio. Increases in the peer group historical loss factor and reserves for classified and individually impaired loans were largely offset by decreases in qualitative loss factors related to GDP growth rates and portfolio growth rates.

•	The decrease in the reserve for non-ACI loans resulted primarily from a decline in related portfolio balances and an improvement in roll rates for the home equity segment.
For additional information about the ALLL, see Note 5 to the consolidated financial statements.

Equipment under Operating Lease
Equipment under operating lease primarily consists of railcars leased to North American commercial end-users. The portfolio also includes non-commercial aircraft and other land transport equipment. At December 31, 2016, our operating lease fleet consisted of 5,169 rail cars, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas; 1,297 trailers; 34 tractors; 19 forklifts; 53 utility trucks and 3 helicopters. The largest concentrations of rail cars were 2,125 hopper cars and 1,534 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $282 million at December 31, 2016 was leased to companies for use in the energy industry. Four of these operating lease relationships with assets under lease totaling $61 million were internally risk rated special mention or substandard at December 31, 2016.
There have been no missed payments or time off-lease related to the operating lease portfolio to date. One relationship was restructured in July 2016, with no decrease in total minimum lease payments. Impairment of $4.1 million was recognized in the year ended December 31, 2016 on a group of 150 tank cars impacted by new safety regulations. No other cars in the fleet have these particular characteristics.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-9 years at December 31, 2016. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
At December 31, 2016, the breakdown of carrying values of equipment under operating lease by the year current leases are scheduled to expire were as follows (in thousands):

Years Ending December 31:
2017	$31,724
2018	55,035
2019	43,163
2020	105,366
2021	88,482
Thereafter through 2031	216,144
$539,914
Asset risk is evaluated and managed by a dedicated internal staff of asset managers, managed by seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar remarketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of lower oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector.
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
Goodwill
Goodwill consists of $59 million recorded in conjunction with the FSB Acquisition, $8 million recorded in conjunction with the acquisition of two commercial lending subsidiaries in 2010 and $10 million recorded in conjunction with the SBF acquisition in May 2015. The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year. As of the 2016 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated.
Deposits
A further breakdown of deposits as of December 31, 2016 and 2015 is shown below:

(1) Brokered deposits include certain time deposits at December 31, 2016 and 2015.
Average balances and rates paid on deposits were as follows for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,968,192	—%	$2,732,654	—%	$2,366,621	—%
Interest bearing	1,382,717	0.60%	1,169,921	0.49%	773,655	0.42%
Money market	7,946,447	0.64%	6,313,340	0.57%	4,444,753	0.54%
Savings	415,205	0.23%	536,026	0.32%	647,691	0.30%
Time	5,326,630	1.12%	4,305,857	1.11%	3,716,611	1.18%
	$18,039,191	0.66%	$15,057,798	0.61%	$11,949,331	0.61%

Total deposits at December 31, 2016 and 2015 included $1.9 billion and $1.1 billion, respectively, of brokered deposits.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2016 (in thousands):

Three months or less	$1,020,502
Over three through six months	764,346
Over six through twelve months	1,135,045
Over twelve months	938,303
$3,858,196
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS. At December 31, 2016 and 2015, outstanding FHLB advances totaled $5.2 billion and $4.0 billion, respectively. The increase in outstanding FHLB advances during the year ended December 31, 2016 corresponded to earning asset growth.
The contractual balance of FHLB advances outstanding at December 31, 2016 is scheduled to mature as follows (in thousands):

Maturing in:
2017—31 days or less	$1,170,000
2017—Over 31 days	3,920,000
2018	75,000
2020	75,000
Total contractual balance outstanding	5,240,000
Unamortized modification costs	(652)
Carrying value	$5,239,348
At December 31, 2016 and 2015 outstanding senior notes payable and other borrowings consisted of the following ( in thousands):

	2016	2015
Senior notes	$393,092	$392,326
Capital lease obligations	9,717	10,219
	$402,809	$402,545
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2016 and 2015, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. See Note 15 to the consolidated financial statements for more information about BankUnited and the Company's regulatory capital ratios and requirements.
Stockholders' equity increased to $2.4 billion at December 31, 2016, an increase of $175 million, or 7.8%, from December 31, 2015, due primarily to the retention of earnings.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 59.8% and 64.3% for the years ended December 31, 2016 and 2015, respectively. We retain a high percentage of our earnings to support our planned growth.
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
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
Primary sources of liquidity include cash flows from operations, cash generated by the repayment and resolution of loans acquired in the FSB Acquisition, cash payments received from the FDIC pursuant to the Residential Shared Loss Agreement, deposit growth, the available for sale securities portfolio and FHLB advances.
For the years ended December 31, 2016 and 2015, net cash provided by operating activities was $307.2 million and $217.9 million, respectively, compared to net cash used in operating activities of $49.7 million for year ended December 31, 2014. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $303.9 million, $295.0 million and $338.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $540.3 million, $635.1 million and $776.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $46.1 million, $59.1 million and $114.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be, although to a lesser extent in the future, consistent and relatively predictable sources of liquidity.
The percentage of assets comprised of ACI loans and percentage of interest income comprised of ACI accretion continues to decrease. As expected, cash flows from resolution of the loans acquired in the FSB Acquisition are being replaced by operating cash flows from new assets originated with those proceeds, resulting in increasing cash inflows from operating activities for the years ended December 31, 2016 and 2015. We anticipate that we will continue to generate cash inflows from operating activities in the future. In addition to cash provided by operating activities, the repayment and resolution of covered loans and payments under the Single Family Shared-Loss Agreement from the FDIC, BankUnited’s liquidity needs, particularly liquidity to fund growth of interest earning assets, have been and continue to be met by deposit growth and FHLB advances. The investment portfolio also provides a source of liquidity.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At December 31, 2016, unencumbered investment securities available for sale totaled $4.2 billion. At December 31, 2016, BankUnited had available borrowing capacity at the FHLB of $2.9 billion, unused borrowing capacity at the FRB of $327 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day timeframe and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At December 31, 2016, BankUnited’s 30 day total liquidity ratio was 162%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. Forecasted deposit outflows, excluding certificate of deposits, are based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At December 31, 2016, BankUnited’s one year liquidity ratio was 131%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, the ratio of FHLB advances to tier 1 capital plus the ALLL, a measure of available liquidity to volatile liabilities and the ratio of brokered deposits to total deposits. At December 31, 2016, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
Interest Rate Risk
The principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. A primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by the ALCO are approved at least annually by the Board of Directors.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Simulations are generated based on both static and dynamic balance sheet assumptions. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment and economic climate. Currently, our model projects a down 100, plus 100, plus 200 and plus 300 basis point change with rates increasing by the magnitude of the rate ramp evenly over the next 12 months as well as flattening yield curve scenarios and instantaneous rate shocks of down 100, plus 100, plus 200 and plus 300 basis points. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200 and plus 300 basis point rate shock scenarios at December 31, 2016 and 2015:

	Down 100	Plus 100	Plus 200	Plus 300
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%
Model Results at December 31, 2016 - increase (decrease):
In year 1	(2.0)%	1.5%	2.8%	3.4%
In year 2	(3.7)%	2.6%	4.6%	6.6%
Model Results at December 31, 2015 - increase (decrease)(1):
In year 1	N/A	2.5%	5.2%	7.8%
In year 2	N/A	2.1%	4.0%	5.9%
_____________________________________________________
(1) The Bank did not model decreasing interest rate scenarios at December 31, 2015.
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at December 31, 2016 due to the current low rate environment. The parameters established by the ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9%, 18% and 27% in plus or minus 100, plus or minus 200 and plus or minus 300 basis point scenarios, respectively. As of December 31, 2016, our simulation for the Company indicated percentage changes from base EVE of 2.3%, (4.1)%, (9.1)% and (13.8)% in down 100, plus 100, plus 200 and plus 300 basis point scenarios, respectively.
These measures fall within an acceptable level of interest rate risk per the policies established by the ALCO and the Board of Directors. In the event the models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale or re-positioning of a portion of its available for sale investment portfolio, restructuring of borrowings, or the use of derivatives such as interest rate swaps and caps.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2016, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $31 million and the aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $20 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.2 billion at December 31, 2016. The aggregate fair value of these interest rate swaps and caps included in other assets was $31 million and the aggregate fair value included in other liabilities was $31 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 12 to the Consolidated Financial Statements for additional information about derivative financial instruments.

Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of December 31, 2016 (in thousands):

Commitments to fund loans	$587,064
Commitments to purchase loans	239,111
Unfunded commitments under lines of credit	1,821,229
Commercial and standby letters of credit	84,355
$2,731,759
Contractual Obligations
The following table contains supplemental information regarding our significant outstanding contractual obligations, including interest to be paid on FHLB advances, long-term borrowings and time deposits, as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FHLB advances	$5,263,904	$5,107,631	$80,774	$75,499	$—
4.875% Senior notes due 2025	575,500	19,500	39,000	39,000	478,000
Operating lease obligations	157,547	23,192	42,843	32,114	59,398
Time deposits	5,824,950	4,336,145	1,089,425	399,360	20
Capital lease obligations	16,344	1,738	3,677	3,929	7,000
	$11,838,245	$9,488,206	$1,255,719	$549,902	$544,418
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at December 31 of the years indicated (in thousands except share and per share data):

	2016	2015	2014	2013	2012

Total stockholders’ equity	$2,418,429	$2,243,898	$2,052,534	$1,928,698	$1,806,680
Less: preferred equity	—	—	—	—	54,158
Common stockholders' equity	2,418,429	2,243,898	2,052,534	1,928,698	1,752,522
Less: goodwill and other intangible assets	78,047	78,330	68,414	69,067	69,768
Tangible stockholders’ equity	$2,340,382	$2,165,568	$1,984,120	$1,859,631	$1,682,754

Common shares issued and outstanding	104,166,945	103,626,255	101,656,702	101,013,014	95,006,729

Book value per common share	$23.22	$21.65	$20.19	$19.09	$18.45

Tangible book value per common share	$22.47	$20.90	$19.52	$18.41	$17.71

Net income and earnings per diluted common share excluding the impact of a discrete income tax benefit and related professional fees are non-GAAP financial measures. Management believes disclosure of these measures enhances readers' ability to compare the Company's financial performance for the year ended December 31, 2015 to that of other years presented. The following table reconciles these non-GAAP financial measurements to the comparable GAAP financial measurements of net income and earnings per diluted share for the year ended December 31, 2015 (in thousands, except share and per share data):

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankUnited, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/KPMG LLP
February 27, 2017
Miami, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BankUnited, Inc.:

We have audited BankUnited, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BankUnited, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
February 27, 2017
Miami, Florida
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks:
Non-interest bearing	$40,260	$31,515
Interest bearing	35,413	43,619
Interest bearing deposits at Federal Reserve Bank	372,640	192,366
Cash and cash equivalents	448,313	267,500
Investment securities available for sale, at fair value	6,073,584	4,859,539
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	284,272	219,997
Loans held for sale	41,198	47,410
Loans (including covered loans of $614,042 and $809,540)	19,395,394	16,636,603
Allowance for loan and lease losses	(152,953)	(125,828)
Loans, net	19,242,441	16,510,775
FDIC indemnification asset	515,933	739,880
Bank owned life insurance	239,736	225,867
Equipment under operating lease, net	539,914	483,518
Deferred tax asset, net	62,940	105,577
Goodwill and other intangible assets	78,047	78,330
Other assets	343,773	335,074
Total assets	$27,880,151	$23,883,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$2,960,591	$2,874,533
Interest bearing	1,523,064	1,167,537
Savings and money market	9,251,593	8,288,340
Time	5,755,642	4,608,091
Total deposits	19,490,890	16,938,501
Federal Home Loan Bank advances	5,239,348	4,008,464
Notes and other borrowings	402,809	402,545
Other liabilities	328,675	290,059
Total liabilities	25,461,722	21,639,569

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 104,166,945 and 103,626,255 shares issued and outstanding	1,042	1,036
Paid-in capital	1,426,459	1,406,786
Retained earnings	949,681	813,894
Accumulated other comprehensive income	41,247	22,182
Total stockholders' equity	2,418,429	2,243,898
Total liabilities and stockholders' equity	$27,880,151	$23,883,467

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Loans	$896,154	$753,901	$667,237
Investment securities	150,859	116,817	108,662
Other	12,204	10,098	7,845
Total interest income	1,059,217	880,816	783,744
Interest expense:
Deposits	119,773	91,151	72,961
Borrowings	69,059	44,013	33,690
Total interest expense	188,832	135,164	106,651
Net interest income before provision for loan losses	870,385	745,652	677,093
Provision for (recovery of) loan losses (including $(1,681), $2,251 and $(243) for covered loans)	50,911	44,311	41,505
Net interest income after provision for loan losses	819,474	701,341	635,588
Non-interest income:
Income from resolution of covered assets, net	36,155	50,658	49,082
Net loss on FDIC indemnification	(17,759)	(65,942)	(46,396)
Service charges and fees	19,463	17,876	16,612
Gain (loss) on sale of loans, net (including gain (loss) related to covered loans of $(14,470) $34,929 and $20,369)	(4,406)	40,633	21,047
Gain on investment securities available for sale, net	14,461	8,480	3,859
Lease financing	44,738	35,641	21,601
Other non-interest income	13,765	14,878	18,360
Total non-interest income	106,417	102,224	84,165
Non-interest expense:
Employee compensation and benefits	223,011	210,104	195,218
Occupancy and equipment	76,003	76,024	70,520
Amortization of FDIC indemnification asset	160,091	109,411	69,470
Deposit insurance expense	17,806	14,257	9,348
Professional fees	14,249	14,185	13,178
Telecommunications and data processing	14,343	13,613	13,381
Depreciation of equipment under operating lease	31,580	18,369	8,759
Other non-interest expense	53,364	50,709	46,629
Total non-interest expense	590,447	506,672	426,503
Income before income taxes	335,444	296,893	293,250
Provision for income taxes	109,703	45,233	89,035
Net income	$225,741	$251,660	$204,215
Earnings per common share, basic (see Note 2)	$2.11	$2.37	$1.95
Earnings per common share, diluted (see Note 2)	$2.09	$2.35	$1.95
Cash dividends declared per common share	$0.84	$0.84	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$225,741	$251,660	$204,215
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	14,271	(21,657)	1,939
Reclassification adjustment for net securities gains realized in income	(8,749)	(5,130)	(2,370)
Net change in unrealized gains on securities available for sale	5,522	(26,787)	(431)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	3,766	(13,403)	(27,080)
Reclassification adjustment for net losses realized in income	9,777	16,020	16,383
Net change in unrealized losses on derivative instruments	13,543	2,617	(10,697)
Other comprehensive income (loss)	19,065	(24,170)	(11,128)
Comprehensive income	$244,806	$227,490	$193,087

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$225,741	$251,660	$204,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion, net	(113,979)	(164,376)	(258,433)
Provision for loan losses	50,911	44,311	41,505
Income from resolution of covered assets, net	(36,155)	(50,658)	(49,082)
Net loss on FDIC indemnification	17,759	65,942	46,396
(Gain) loss on sale of loans, net	4,406	(40,633)	(21,047)
Increase in cash surrender value of bank owned life insurance	(3,469)	(3,102)	(3,009)
Gain on investment securities available for sale, net	(14,461)	(8,480)	(3,859)
Equity based compensation	18,032	16,027	15,551
Depreciation and amortization	56,444	43,390	31,552
Deferred income taxes	30,189	29,471	(39,577)
Proceeds from sale of loans held for sale	163,088	169,139	22,387
Loans originated for sale, net of repayments	(148,195)	(130,819)	(23,088)
Realized tax benefits from dividend equivalents and equity based compensation	(1,340)	(1,593)	(2,123)
Other:
(Increase) decrease in other assets	24,840	(34,315)	(35,326)
Increase in other liabilities	33,359	31,922	24,192
Net cash provided by (used in) operating activities	307,170	217,886	(49,746)

Cash flows from investing activities:
Net cash paid in business combination	—	(277,553)	—
Purchase of investment securities	(3,058,106)	(2,093,508)	(1,549,649)
Proceeds from repayments and calls of investment securities available for sale	724,666	537,992	362,552
Proceeds from sale of investment securities available for sale	1,127,983	1,114,020	355,798
Purchase of non-marketable equity securities	(255,100)	(141,599)	(82,800)
Proceeds from redemption of non-marketable equity securities	190,825	113,276	43,192
Purchases of loans	(1,266,097)	(787,834)	(955,995)
Loan originations, repayments and resolutions, net	(1,394,916)	(3,128,701)	(2,617,273)
Proceeds from sale of loans, net	171,367	207,425	624,362
Decrease in FDIC indemnification asset for claims filed	46,083	59,139	114,916
Acquisition of equipment under operating lease, net	(87,976)	(187,329)	(126,834)
Other investing activities	(24,960)	(24,020)	23,924
Net cash used in investing activities	(3,826,231)	(4,608,692)	(3,807,807)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Net increase in deposits	2,552,389	3,426,755	2,979,340
Additions to Federal Home Loan Bank advances	4,025,000	3,180,000	2,760,000
Repayments of Federal Home Loan Bank advances	(2,795,000)	(2,480,350)	(1,865,000)
Proceeds from issuance of notes, net	—	392,252	—
Dividends paid	(89,824)	(88,981)	(87,716)
Exercise of stock options	791	35,647	926
Other financing activities	6,518	5,466	4,771
Net cash provided by financing activities	3,699,874	4,470,789	3,792,321
Net increase (decrease) in cash and cash equivalents	180,813	79,983	(65,232)
Cash and cash equivalents, beginning of period	267,500	187,517	252,749
Cash and cash equivalents, end of period	$448,313	$267,500	$187,517

Supplemental disclosure of cash flow information:
Interest paid	$186,525	$130,963	$105,386
Income taxes paid, net	$16,464	$29,346	$129,987

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$17,045	$17,541	$26,564
Disbursement of loan proceeds from escrow	$—	$—	$52,500
Dividends declared, not paid	$22,510	$22,380	$21,968
Unsettled purchases of investment securities available for sale	$—	$—	$124,767
Acquisition of assets under capital lease	$—	$—	$9,035
Obligations incurred in acquisition of affordable housing limited partnerships	$12,750	$57,139	$—
The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	101,013,014	$1,010	$1,334,945	$535,263	$57,480	$1,928,698
Comprehensive income	—	—	—	204,215	(11,128)	193,087
Dividends	—	—	—	(87,851)	—	(87,851)
Equity based compensation	699,529	7	15,544	—	—	15,551
Forfeiture of unvested shares	(111,264)	(1)	1	—	—	—
Exercise of stock options	55,423	1	925	—	—	926
Tax benefits from dividend equivalents and equity based compensation	—	—	2,123	—	—	2,123
Balance at December 31, 2014	101,656,702	1,017	1,353,538	651,627	46,352	2,052,534
Comprehensive income	—	—	—	251,660	(24,170)	227,490
Dividends	—	—	—	(89,393)	—	(89,393)
Equity based compensation	664,928	7	16,020	—	—	16,027
Forfeiture of unvested shares	(59,270)	(1)	1	—	—	—
Exercise of stock options	1,363,895	13	35,634	—	—	35,647
Tax benefits from dividend equivalents and equity based compensation	—	—	1,593	—	—	1,593
Balance at December 31, 2015	103,626,255	1,036	1,406,786	813,894	22,182	2,243,898
Comprehensive income	—	—	—	225,741	19,065	244,806
Dividends	—	—	—	(89,954)	—	(89,954)
Equity based compensation	635,989	7	17,541	—	—	17,548
Forfeiture of unvested shares	(143,278)	(1)	1	—	—	—
Exercise of stock options	47,979	—	791	—	—	791
Tax benefits from dividend equivalents and equity based compensation	—	—	1,340	—	—	1,340
Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 94 banking centers located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at December 31, 2016. The Bank also offers certain commercial lending and deposit products through national platforms.
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
The consolidated financial statements have been prepared in accordance with GAAP and prevailing practices in the banking industry.
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
Principles of Consolidation
The consolidated financial statements include the accounts of BankUnited, Inc. and its wholly-owned subsidiary, BankUnited. All significant intercompany balances and transactions have been eliminated in consolidation. VIEs are consolidated if the Company is the primary beneficiary, i.e., has (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company has variable interests in affordable housing limited partnerships that are not required to be consolidated because the Company is not the primary beneficiary.
Fair Value Measurements
Certain of the Company's assets and liabilities are reflected in the financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale, servicing rights and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent impaired loans, OREO and other repossessed assets, loans held for sale, goodwill, impaired long-lived assets and assets acquired and liabilities assumed in business combinations. These non-recurring fair value measurements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

typically involve the application of acquisition accounting, lower-of-cost-or-market accounting or the measurement of impairment of certain assets.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. GAAP establishes a hierarchy that prioritizes inputs used to determine fair value measurements into three levels based on the observability and transparency of the inputs:

•	Level 1 inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

•
Level 2 inputs are observable inputs other than level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data.

•	Level 3 inputs are unobservable inputs supported by limited or no market activity or data and inputs requiring significant management judgment or estimation.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, both interest bearing and non-interest bearing, amounts on deposit at the Federal Reserve Bank and federal funds sold. Cash equivalents have original maturities of three months or less. For purposes of reporting cash flows, cash receipts and payments pertaining to FHLB advances with original maturities of three months or less are reported net.
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity and marketable equity securities are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI, a separate component of stockholders' equity. Securities classified as available for sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes or changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities using the level yield method. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.
The Company reviews investment securities for OTTI at least quarterly. An investment security is impaired if its fair value is lower than its amortized cost basis. The Company considers many factors in determining whether a decline in fair value below amortized cost represents OTTI, including, but not limited to:

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The Company recognizes OTTI of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. Otherwise, the amount by which amortized cost exceeds the fair value of a debt security that is considered to be other-than-temporarily impaired is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive income. The measurement of the credit loss component is equal to the difference between the debt security's amortized cost basis and the present value of its expected future cash flows discounted at the security's effective yield.
The evaluation of OTTI of marketable equity securities focuses on whether evidence supports recovery of the unrealized loss within a timeframe consistent with temporary impairment. The entire amount by which cost basis exceeds the fair value of an equity security that is considered to be other-than-temporarily impaired is recognized in earnings.
Non-marketable Equity Securities
The Bank, as a member of the FRB system and the FHLB, is required to maintain investments in the stock of the FRB and FHLB. No market exists for this stock, and the investment can be liquidated only through redemption by the respective institutions, at the discretion of and subject to conditions imposed by those institutions. The stock has no readily determinable fair value and is carried at cost. Historically, stock redemptions have been at par value, which equals the Company's carrying value. The Company monitors its investment in FHLB stock for impairment through review of recent financial results of the FHLB, including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Company has not identified any indicators of impairment of FHLB stock.
Loans Held for Sale
Residential mortgage loans and the guaranteed portion of SBA and USDA loans originated with the intent to sell are carried at the lower of cost or fair value, determined in the aggregate by loan type. A valuation allowance is established through a charge to earnings if the aggregate fair value of such loans is lower than their cost. Gains or losses recognized upon sale are determined on the specific identification basis. The Company terminated its residential mortgage origination business in 2016 and is no longer originating residential mortgage loans for sale.
Loans not originated or otherwise acquired with the intent to sell are transferred into the held for sale classification at the lower of carrying amount or fair value when they are specifically identified for sale and a formal plan exists to sell them. Acquired credit impaired loans accounted for in pools are removed from the pools at their carrying amounts when they are sold.
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, home equity loans and lines of credit, multi-family, owner and non-owner occupied commercial real estate, construction and land, commercial and industrial and consumer loans, mortgage warehouse lines of credit and direct financing leases. A portion of the Company's loan portfolio consists of loans acquired from the FDIC in the FSB Acquisition, the substantial majority of which are covered under the Single Family Shared-Loss Agreement. Loans covered under the Single Family Shared-Loss Agreement are referred to as covered loans. The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include new

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

loans and loans acquired in the FSB Acquisition for which loss share coverage has terminated. Loans acquired in the FSB Acquisition are further segregated between ACI loans and non-ACI loans.
New Loans
New loans are those originated or purchased by the Company since the FSB Acquisition. New loans are carried at UPB, net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the ALLL.
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
ACI Loans
ACI loans are those for which, at acquisition, management determined it probable that the Company would be unable to collect all contractual principal and interest payments due. These loans were recorded at estimated fair value at the time of the FSB Acquisition, measured as the present value of all cash flows expected to be received, discounted at an appropriately risk-adjusted discount rate. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity.
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
The Company aggregated ACI 1-4 single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics into homogenous pools at acquisition. A composite interest rate and composite expectations of future cash flows are used in accounting for each pool. These loans were aggregated into pools based on the following characteristics:

•	delinquency status;

•	product type, in particular, amortizing as opposed to option ARMs;

•	loan-to-value ratio; and

•	borrower FICO score.
Loans that do not have similar risk characteristics, primarily commercial and commercial real estate loans, are accounted for on an individual loan basis using interest rates and expectations of cash flows for each loan.
The Company is required to develop reasonable expectations about the timing and amount of cash flows to be collected related to ACI loans and to continue to update those estimates over the lives of the loans. Expected cash flows from ACI loans are updated quarterly. If it is probable that the Company will be unable to collect all the cash flows expected from a loan or pool at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, the loan or pool is considered impaired and a valuation allowance is established by a charge to the provision for loan losses. If there is an increase in expected cash flows from a loan or pool, the Company first reduces any valuation allowance previously established by the amount of the increase in the present value of expected cash flows, and then recalculates the amount of accretable yield for that loan or pool. The adjustment of accretable yield due to an increase in expected cash flows, as well as changes in expected cash flows due to changes in interest rate indices and changes in prepayment assumptions is accounted for prospectively as a change in yield. Additional cash flows expected to be collected are transferred from non-accretable difference to accretable yield and the amount of periodic accretion is adjusted accordingly over the remaining life of the loan or pool.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company may resolve an ACI loan either through a sale of the loan, by working with the customer and obtaining partial or full repayment, by short sale of the collateral, or by foreclosure. When a loan accounted for in a pool is resolved, it is removed from the pool at its allocated carrying amount. In the event of a sale of the loan, the Company recognizes a gain or loss on sale based on the difference between the sales proceeds and the carrying amount of the loan. For loans resolved through pre-payment or short sale of the collateral, the Company recognizes the difference between the amount of the payment received and the carrying amount of the loan in the income statement line item "Income from resolution of covered assets, net". For loans resolved through foreclosure, the difference between the fair value of the collateral obtained through foreclosure less estimated cost to sell and the carrying amount of the loan is recognized in the income statement line item "Income from resolution of covered assets, net". Any remaining accretable discount related to loans not accounted for in pools that are resolved by full or partial pre-payment, short sale or foreclosure is recognized in interest income at the time of resolution, to the extent collected.
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
Impaired Loans
New and non-ACI loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships with committed balances greater than or equal to $1 million that have internal risk ratings of substandard or doubtful and are on non-accrual status are individually evaluated for impairment. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Troubled Debt Restructurings
In certain situations due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ACI loans accounted for in pools, the related loan is classified as a TDR and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below that commensurate with the risk profile of the loans, modification of payment terms and other actions intended to minimize economic loss. A TDR is generally placed on non-accrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status. Modified ACI loans accounted for in pools are not accounted for as TDRs, are not separated from the pools and are not classified as impaired loans.
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
New and Non-ACI Loans
The new residential and home equity portfolio segments have not yet developed an observable loss trend. Due to several factors, there is a lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios. Those factors include elimination of wholesale origination channels, elimination of Alt-A and no document loans, enhancements to real estate appraisal policies, elimination of option ARMs and tightening of underwriting policies. Therefore, management does not believe it is appropriate to use the historical performance of the covered residential loans as a basis for calculating the ALLL applicable to the new loans. The ALLL for new 1-4 single family residential loans is based on average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008. Loans included in these securitizations have credit characteristics, such as LTV and FICO scores, considered by management to be comparable to characteristics of loans in the new 1-4 single family residential portfolio. The ALLL for new home equity loans is based on peer group average historical loss rates as described further below.
Calculated loss frequency and severity percentages are applied to the UPB of non-ACI 1-4 single family residential mortgages and home equity loans and lines of credit to calculate the ALLL. Based on an analysis of historical portfolio performance, OREO and short sale data, and other internal and external factors, management has concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is used to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average 16-quarter roll rate matrix is used to

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent within a four quarter loss emergence period. Loss severity given default is estimated based on internal data about short sales and OREO sales. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans and lines of credit projected to roll to 120 days delinquency.
The credit quality of loans in the residential portfolio segment may be impacted by fluctuations in home values, unemployment, general economic conditions, borrowers' financial circumstances and fluctuations in interest rates.
The new commercial loan portfolio has not exhibited an observable loss trend. The credit quality of loans in this portfolio segment is impacted by general and industry specific economic conditions and other factors that may influence debt service coverage generated by the borrowers' businesses as well as fluctuations in the value of real estate and other collateral. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell. Loans not individually determined to be impaired are grouped based on common risk characteristics. The ALLL for these portfolio segments is based primarily on peer group average historical loss rates and the Bank's internal credit risk rating system, using a four-quarter loss emergence period and a 16-quarter loss experience period. The ALLL for municipal loans and lease receivables is based on a cumulative municipal default curve for obligations of credit quality comparable to those in the Company's portfolio, using a 12-quarter loss emergence period.
Beginning in the first quarter of 2016, the loss experience period used to calculate historical average net charge-off rates was extended from 12 quarters to 16 quarters for commercial and consumer loans. We believe this extension of the look back period was appropriate at that time to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle, and to reflect recent indications that the U.S. economy continues to move through the credit cycle. Extending the look back period to 16 quarters resulted in an increase in the ALLL of approximately $9 million as of March 31, 2016, as compared to using a 12-quarter look back period at the same date.
The peer group used to calculate average annual historical net charge-off rates that form the basis for the Bank's general reserves for new commercial, home equity and consumer loans is a group of 27 banks made up of the banks included in the OCC Midsize Bank Group and two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations.
Qualitative adjustments are made to the ALLL when, based on management's judgment and experience, there are internal or external factors impacting incurred losses not taken into account by the quantitative calculations. Management has categorized potential qualitative adjustments into the following categories:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as evaluated by our independent credit review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential and home equity loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Loss severity given default for loans not projected to resolve through sale is generated from the historical performance of the portfolio over the immediately preceding four quarters, while loss severity from loan sales is generated from historical performance over the immediately preceding twelve quarters. Estimates of default probability and loss severity also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected using the Bank's actual experience over the preceding twelve quarters.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
A review for impairment of equipment under operating lease is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the measure of impairment is the amount by which the carrying amount exceeds the fair value of the asset.
Goodwill
Goodwill of $78 million at both December 31, 2016 and 2015 represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount of goodwill over its implied fair value. The estimated fair value of the reporting unit is based on the market capitalization of the Company's common stock. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.
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
December 31, 2016

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
Loan Servicing Rights
Loan servicing rights are measured at fair value, with changes in fair value subsequent to acquisition recognized in earnings. Prior to January 1, 2016, residential MSRs were measured using the amortization method subsequent to acquisition. This change in accounting policy had no impact on opening retained earnings at January 1, 2016.
Loan servicing rights are included in other assets in the accompanying consolidated balance sheets. Servicing fee income is recorded net of changes in fair value in other non-interest income. Neither the loan servicing rights nor related income have had a material impact on the Company's financial statements to date.
Investments in Affordable Housing Limited Partnerships
The Company has acquired investments in limited partnerships that manage or invest in qualified affordable housing projects and provide the Company with low-income housing tax credits and other tax benefits. These investments are included in other assets in the accompanying consolidated balance sheets. The Company accounts for investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the amortization is recognized in the income statement as a component of income tax expense. The investments are evaluated for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Equity Based Compensation
The Company periodically grants unvested or restricted shares of common stock and other share-based awards to key employees. Compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period for each award. Compensation cost related to awards that embody performance conditions is recognized when it is probable that the performance conditions will be achieved.
The fair value of unvested shares is based on the closing market price of the Company's common stock at the date of grant. The value of shares granted with post-vesting restrictions as to transferability is reduced by a discount for lack of marketability. Market conditions embedded in awards are reflected in the grant-date fair value of the awards.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Advertising Costs
Advertising costs are expensed as incurred.
Earnings per Common Share
Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards with non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, and stand-alone dividend participation rights are considered participating securities and are included in the computation of basic earnings per common share using the two class method whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options, warrants and unvested stock awards using the treasury stock method. Contingently issuable shares are included in the calculation of earnings per common share as if the end of the respective period was the end of the contingency period.
Reclassifications
Certain amounts presented for prior periods have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Financial instruments and lease contracts are generally outside the scope of the ASU as are revenues that are in the scope of ASC 860 "Transfers and Servicing", ASC 460 "Guarantees" and ASC 815 "Derivatives and Hedging". Although management has not completed its evaluation of the impact of adoption of this ASU, substantially all of the Company's revenues have historically been generated from activities that are outside the scope of the ASU. Therefore, management does not expect adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows. Service charges on deposit accounts, which totaled approximately $13 million for the year ended December 31, 2016 is the most significant category of revenue identified as within the scope of the ASU; however, management does not expect the amount and timing of recognition of such revenue to be materially impacted by adoption. The FASB has issued subsequent ASUs to clarify certain aspects of ASU 2014-09, without changing the core principle of the guidance and to defer the effective date of ASU 2014-09 to annual periods and interim periods within fiscal years beginning after December 15, 2017. Entities should apply the amendments in this ASU retrospectively to each prior reporting period presented incorporating certain practical expedients, or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU that are expected to be most applicable to the Company 1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's current practice. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017 and will be adopted by means of a cumulative-effect adjustment to the balance sheet, except for amendments related to equity securities without readily determinable fair values, which will be applied prospectively. Although management has not completed its evaluation of the impact of adoption of this ASU, adoption is not expected to have any impact on the Company's consolidated financial position or cash flows. Equity investments for which fair value changes will be recognized in earnings after adoption totaled $88 million and had unrealized gains of $12.0 million at December 31, 2016. Adoption of the ASU will impact the Company's disclosures about the fair value of financial instruments.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for lease terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, however, the Company does not intend to early adopt this ASU. Lessees and lessors are required to apply the provisions of the ASU at the beginning of the earliest period presented using a modified retrospective approach. Management has not completed its evaluation of the impact of adoption of this ASU, however, the most significant impact is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate leases currently classified as operating leases.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. A company performing the assessment under these amendments is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence, without also considering whether the contingency is related to interest rates or credit risks. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2016 and are required to be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective .The adoption of this ASU is not expected impact the Company's consolidated financial position, results of operations, or cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions. The amendments provide that a) excess tax benefits and deficiencies be recognized as income tax expense or benefit in the income statement as opposed to additional paid-in-capital; b) excess tax benefits be recognized regardless of whether the benefit reduces taxes payable in the current period; c) excess tax benefits and deficiencies be classified with other income tax cash flows as operating activities in the statement of cash flows; d) an entity may make an entity-wide election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur; e) the threshold to qualify for equity classification permits partial settlement in cash for withholding purposes up to the maximum, rather than at the minimum, statutory tax rate in applicable jurisdictions; and f) cash paid by an employer when directly withholding shares be classified as a financing activity in the statement of cash flows. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2016. The amendment requiring recognition of excess tax benefits and deficiencies in the income statement will be applied prospectively. Amendments related to the presentation of excess tax benefits and deficiencies and employee taxes paid when shares are withheld to meet minimum statutory withholding requirements in the statement of cash flows will be applied retrospectively. Amendments related to the timing of recognition of excess tax benefits, minimum statutory withholding requirements and forfeitures are required to be adopted using a modified retrospective transition method. The Company has elected to continue its current practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions. The adoption of this ASU is not expected to materially impact the Company's consolidated financial position or results of operations. Adoption will impact the classification of certain share based payment transactions in the Consolidated Statements of Cash Flows, but is not expected to materially impact the presentation of the Company's cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and held-to-maturity debt securities. The CECL model requires an entity

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts. The ASU also modifies the current OTTI model for available for sale debt securities requiring an estimate of expected credit losses only when the fair value of an available for sale debt security is below its amortized cost. Credit losses on available for sale debt securities will be limited to the difference between the security's amortized cost basis and its fair value. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Management has not yet completed its evaluation of the impact of adoption of this ASU, however, adoption is likely to lead to significant changes in the methods employed in estimating the ALLL and it is possible that the impact will be material to the Company's consolidated financial position and results of operations.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on eight specific cash flow classification issues where there has been diversity in practice. The guidance in the ASU that is expected to be most applicable to the Company requires: (1) cash payments for debt prepayment or extinguishment costs to be classified as cash outflows for financing activities, (2) proceeds from settlement of insurance claims to be classified on the basis of the nature of the loss and (3) cash proceeds from settlement of bank-owned life insurance policies to be classified as cash flows from investing activities. Cash payments for premiums on bank-owned life insurance may be classified as cash flows for investing activities, operating activities or a combination thereof. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017 and will be applied retrospectively to each period presented. The provisions of this ASU are generally consistent with the Company's current practice and adoption is not expected to materially impact the Company's consolidated cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Company intends to early adopt this ASU for impairment tests performed after January 1, 2017. While it is not possible to determine the future relationship of the carrying amount of a reporting unit to its fair value, the Company currently has a single reporting unit and historically, the fair value of that reporting unit has substantially exceeded its carrying amount.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

c	2016	2015	2014
Basic earnings per common share:
Numerator:
Net income	$225,741	$251,660	$204,215
Distributed and undistributed earnings allocated to participating securities	(8,760)	(9,742)	(7,991)
Income allocated to common stockholders for basic earnings per common share	$216,981	$241,918	$196,224
Denominator:
Weighted average common shares outstanding	104,097,182	103,187,530	101,574,076
Less average unvested stock awards	(1,157,378)	(1,128,416)	(1,117,869)
Weighted average shares for basic earnings per common share	102,939,804	102,059,114	100,456,207
Basic earnings per common share	$2.11	$2.37	$1.95
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$216,981	$241,918	$196,224
Adjustment for earnings reallocated from participating securities	62	54	16
Income used in calculating diluted earnings per common share	$217,043	$241,972	$196,240
Denominator:
Weighted average shares for basic earnings per common share	102,939,804	102,059,114	100,456,207
Dilutive effect of stock options	716,366	913,036	139,606
Weighted average shares for diluted earnings per common share	103,656,170	102,972,150	100,595,813
Diluted earnings per common share	$2.09	$2.35	$1.95
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at December 31, 2016 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at December 31, 2016, 2015 and 2014, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	2016	2015	2014
Unvested shares and share units	1,303,208	1,040,385	881,693
Stock options and warrants	1,850,279	1,851,376	6,386,424

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3    Acquisition Activity
On May 1, 2015, BankUnited completed the acquisition of SBF from CertusHoldings, Inc. in an asset purchase transaction for a cash purchase price of $278 million. SBF's primary business activity is to originate loans under programs administered by the SBA. The SBF acquisition has allowed BankUnited to expand its small business lending platform on a national basis.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4    Investment Securities
Investment securities available for sale consisted of the following at December 31, 2016 and 2015 (in thousands):

		2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,999	$6	$—	$5,005
U.S. Government agency and sponsored enterprise residential MBS	1,513,028	15,922	(1,708)	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	126,754	670	(2,838)	124,586
Private label residential MBS and CMOs	334,167	42,939	(2,008)	375,098
Private label commercial MBS	1,180,386	9,623	(2,385)	1,187,624
Single family rental real estate-backed securities	858,339	4,748	(1,836)	861,251
Collateralized loan obligations	487,678	868	(1,250)	487,296
Non-mortgage asset-backed securities	187,660	2,002	(2,926)	186,736
Preferred stocks	76,180	12,027	(4)	88,203
State and municipal obligations	705,884	3,711	(11,049)	698,546
SBA securities	517,129	7,198	(421)	523,906
Other debt securities	3,999	4,092	—	8,091
	$5,996,203	$103,806	$(26,425)	$6,073,584

		2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,997	$—	$—	$4,997
U.S. Government agency and sponsored enterprise residential MBS	1,167,197	15,376	(4,255)	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	95,997	944	(127)	96,814
Re-Remics	88,658	1,138	(105)	89,691
Private label residential MBS and CMOs	502,723	44,822	(2,933)	544,612
Private label commercial MBS	1,219,355	5,533	(6,148)	1,218,740
Single family rental real estate-backed securities	646,156	284	(9,735)	636,705
Collateralized loan obligations	309,615	—	(2,738)	306,877
Non-mortgage asset-backed securities	54,981	1,519	—	56,500
Preferred stocks	75,742	7,467	—	83,209
State and municipal obligations	351,456	10,297	—	361,753
SBA securities	270,553	3,343	(560)	273,336
Other debt securities	3,854	4,133	—	7,987
	$4,791,284	$94,856	$(26,601)	$4,859,539
Investment securities held to maturity at December 31, 2016 and 2015 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at December 31, 2016 and 2015. The bond matures in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

At December 31, 2016, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$561,441	$574,582
Due after one year through five years	3,113,496	3,143,551
Due after five years through ten years	1,933,476	1,941,201
Due after ten years	311,610	326,047
Preferred stocks with no stated maturity	76,180	88,203
	$5,996,203	$6,073,584
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2016 was 5.0 years. The effective duration of the investment portfolio as of December 31, 2016 was 1.7 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $1.8 billion and $1.5 billion at December 31, 2016 and 2015, respectively.
The following table provides information about gains and losses on investment securities available for sale for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Proceeds from sale of investment securities available for sale	$1,127,983	$1,114,020	$355,798

Gross realized gains	$14,924	$8,955	$4,987
Gross realized losses	—	(475)	(1,128)
Net realized gain	14,924	8,480	3,859
OTTI	(463)	—	—
Gain on investment securities available for sale, net	$14,461	$8,480	$3,859
During the year ended December 31, 2016, OTTI was recognized on two positions in one private label commercial MBS. These positions were in unrealized loss positions at September 30, 2016 and the Company sold the security before the end of the year.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at December 31, 2016 and 2015 (in thousands):

	2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$191,463	$(628)	$112,391	$(1,080)	$303,854	$(1,708)
U.S. Government agency and sponsored enterprise commercial MBS	89,437	(2,838)	—	—	89,437	(2,838)
Private label residential MBS and CMOs	122,142	(1,680)	8,074	(328)	130,216	(2,008)
Private label commercial MBS	169,535	(2,370)	24,985	(15)	194,520	(2,385)
Single family rental real estate-backed securities	139,867	(842)	176,057	(994)	315,924	(1,836)
Collateralized loan obligations	69,598	(402)	173,983	(848)	243,581	(1,250)
Non-mortgage asset-backed securities	139,477	(2,926)	—	—	139,477	(2,926)
Preferred stocks	10,087	(4)	—	—	10,087	(4)
State and municipal obligations	448,180	(11,049)	—	—	448,180	(11,049)
SBA securities	4,204	(13)	20,076	(408)	24,280	(421)
	$1,383,990	$(22,752)	$515,566	$(3,673)	$1,899,556	$(26,425)

	2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$321,143	$(3,065)	$54,290	$(1,190)	$375,433	$(4,255)
U.S. Government agency and sponsored enterprise commercial MBS	5,273	(127)	—	—	5,273	(127)
Re-Remics	20,421	(105)	—	—	20,421	(105)
Private label residential MBS and CMOs	289,312	(2,401)	16,342	(532)	305,654	(2,933)
Private label commercial MBS	739,376	(4,476)	106,280	(1,672)	845,656	(6,148)
Single family rental real estate-backed securities	381,033	(4,499)	212,491	(5,236)	593,524	(9,735)
Collateralized loan obligations	257,442	(2,173)	49,435	(565)	306,877	(2,738)
SBA securities	41,996	(543)	868	(17)	42,864	(560)
	$2,055,996	$(17,389)	$439,706	$(9,212)	$2,495,702	$(26,601)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. As discussed above, OTTI was recognized on two positions in one private label commercial MBS during the year ended December 31, 2016. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2015 and 2014. The Company does not intend to sell securities that are in significant unrealized loss positions at December 31, 2016 and it is not

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2016, 112 securities were in unrealized loss positions. The amount of impairment related to 30 of these securities was considered insignificant, totaling approximately $309 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential MBS and commercial MBS
At December 31, 2016, eleven U.S. Government agency and sponsored enterprise residential MBS and five U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. For five fixed rate securities, the impairment was primarily attributable to an increase in medium and long-term market interest rates subsequent to the date of acquisition. For the remaining eleven variable rate securities, the amount of impairment was less than 2% of amortized cost and was primarily due to increased credit spreads subsequent to acquisition. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At December 31, 2016, ten private label residential MBS were in unrealized loss positions, primarily as a result of a widening of credit spreads and an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities ranged from less than 1% to just under 5% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of December 31, 2016. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS:
At December 31, 2016, nine private label commercial MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 3% of amortized cost. The amount of impairment for seven of the securities falls within a normal bid/ask range. The unrealized losses were primarily attributable to increases in market interest rates since the purchase of the securities. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At December 31, 2016, eight single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening credit spreads, leading to increased extension risk, and to a lesser extent, increases in market interest rates since the purchase of the securities. The amount of impairment of each of the individual securities was 4% or less of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Collateralized loan obligations:
At December 31, 2016, four collateralized loan obligations were in unrealized loss positions, due to widening credit spreads subsequent to acquisition. The amount of impairment of each of the individual securities was less than 1% of amortized cost. Given the limited severity of impairment, levels of subordination and the results of independent analyses of the credit quality of loans underlying the securities, the impairments were considered to be temporary.
Non-mortgage asset-backed securities:
At December 31, 2016, three non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. The amount of impairment of each of the individual

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

securities was less than 3% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
State and municipal obligations:
At December 31, 2016, 31 state and municipal obligations were in unrealized loss positions, due to increases in market interest rates. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses and management's ability and intent to hold the securities until recovery, the impairments were considered to be temporary.
SBA securities:
At December 31, 2016, one SBA security was in an unrealized loss position. The amount of impairment was less than 2% of amortized cost. This security was purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.
Note 5  Loans and Allowance for Loan and Lease Losses
At December 31, 2016 and 2015, loans consisted of the following (dollars in thousands):

	2016
	Non-Covered Loans		Covered Loans			Percent of Total
	New Loans	ACI	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,422,425	$—	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	—	3,894	47,629	52,643	0.3%
	3,423,545	—	536,242	84,304	4,044,091	20.9%
Commercial:
Multi-family	3,801,864	23,109	—	—	3,824,973	19.8%
Commercial real estate
Owner occupied	1,726,846	10,012	—	—	1,736,858	9.0%
Non-owner occupied	3,726,260	12,975	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	—	311,436	1.6%
Commercial and industrial	3,390,772	842	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	—	2,280,685	11.8%
	15,237,863	46,938	—	—	15,284,801	79.0%
Consumer	24,358	7	—	—	24,365	0.1%
Total loans	18,685,766	46,945	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,734,407	46,945	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	—	(2,100)	(152,953)
Loans, net	$18,583,554	$46,945	$536,242	$75,700	$19,242,441

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At December 31, 2016 and 2015, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $643 million and $472 million, respectively.
The following table presents the components of the investment in direct financing leases as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Total minimum lease payments to be received	$689,631	$503,692
Estimated unguaranteed residual value of leased assets	3,704	1,561
Gross investment in direct financing leases	693,335	505,253
Unearned income	(55,891)	(37,677)
Initial direct costs	5,287	4,817
	$642,731	$472,393

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

As of December 31, 2016, future minimum lease payments to be received under direct financing leases were as follows (in thousands):

Years Ending December 31:
2017	$180,795
2018	146,097
2019	100,485
2020	72,606
2021	46,256
Thereafter	143,392
$689,631
During the years ended December 31, 2016 and 2015, the Company purchased 1-4 single family residential loans totaling $1.3 billion and $788 million, respectively.
At December 31, 2016, the Company had pledged real estate loans with UPB of approximately $10.2 billion and recorded investment of approximately $9.4 billion as security for FHLB advances.
At December 31, 2016 and 2015, the UPB of ACI loans was $1.5 billion and $2.0 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

Balance at December 31, 2013	$1,158,572
Reclassifications from non-accretable difference	185,604
Accretion	(338,864)
Balance at December 31, 2014	1,005,312
Reclassifications from non-accretable difference	192,291
Accretion	(295,038)
Balance at December 31, 2015	902,565
Reclassifications from non-accretable difference	76,751
Accretion	(303,931)
Balance at December 31, 2016	$675,385

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Covered loan sales
During the years ended December 31, 2016, 2015 and 2014, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	2016	2015	2014
UPB of loans sold	$241,348	$249,038	$269,143

Cash proceeds, net of transaction costs	$171,367	$207,425	$177,560
Recorded investment in loans sold	185,837	172,496	144,231
Net pre-tax impact on earnings, excluding the impact of FDIC indemnification	$(14,470)	$34,929	$33,329

Gain (loss) on sale of covered loans, net	$(14,470)	$34,929	$2,398
Proceeds recorded in interest income	—	—	30,931
	$(14,470)	$34,929	$33,329

Gain (loss) on FDIC indemnification, net	$11,615	$(28,051)	$(809)

For the year ended December 31, 2014, covered 1-4 single family residential loans with UPB of $50 million were sold from a pool of ACI loans with a zero carrying value. Proceeds of the sale of loans from this pool, representing realization of accretable yield, were recorded in interest income. The gain or loss on the sale of loans from the remaining pools, representing the difference between allocated carrying amount and consideration received, was recorded in “Gain (loss) on sale of loans, net” in the accompanying consolidated statements of income. No loans were sold from the pool of ACI loans with a zero carrying value during the years ended December 31, 2016 and 2015.
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
December 31, 2016

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
During the year ended December 31, 2014, the Company terminated its indirect auto lending activities and sold indirect auto loans with a recorded investment of $303 million. The total impact of this transaction on pre-tax earnings was not material.
Allowance for loan and lease losses
Activity in the ALLL for the years ended December 31, 2016, 2015 and 2014 is summarized as follows (in thousands):

	2016
	Residential	Commercial	Consumer	Total
Beginning balance	$15,958	$109,617	$253	$125,828
Provision for (recovery of) loan losses:
Non-ACI loans	(1,632)	(49)	—	(1,681)
New loans	(1,804)	54,406	(10)	52,592
Total provision	(3,436)	54,357	(10)	50,911
Charge-offs:
Non-ACI loans	(1,216)	—	—	(1,216)
New loans	—	(25,742)	(152)	(25,894)
Total charge-offs	(1,216)	(25,742)	(152)	(27,110)
Recoveries:
Non-ACI loans	80	49	—	129
New loans	—	3,169	26	3,195
Total recoveries	80	3,218	26	3,324
Ending balance	$11,386	$141,450	$117	$152,953

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents information about the balance of the ALLL and related loans as of December 31, 2016 and 2015 (in thousands):

	2016				2015
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$11,386	$141,450	$117	$152,953	$15,958	$109,617	$253	$125,828
Ending balance: non-ACI and new loans individually evaluated for impairment	$541	$19,229	$—	$19,770	$978	$5,439	$—	$6,417
Ending balance: non-ACI and new loans collectively evaluated for impairment	$10,845	$122,221	$117	$133,183	$14,980	$104,178	$253	$119,411
Ending balance: ACI	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: non-ACI	$2,100	$—	$—	$2,100	$4,868	$—	$—	$4,868
Ending balance: new loans	$9,286	$141,450	$117	$150,853	$11,090	$109,617	$253	$120,960
Loans:
Ending balance	$4,085,511	$15,285,577	$24,306	$19,395,394	$3,734,967	$12,866,548	$35,088	$16,636,603
Ending balance: non-ACI and new loans individually evaluated for impairment	$12,957	$176,932	$—	$189,889	$12,240	$54,128	$—	$66,368
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,536,312	$15,061,707	$24,299	$18,622,318	$3,018,857	$12,745,054	$35,078	$15,798,989
Ending balance: ACI loans	$536,242	$46,938	$7	$583,187	$703,870	$67,366	$10	$771,246

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Credit quality information
The tables below present information about new and non-ACI loans identified as impaired as of December 31, 2016 and 2015 (in thousands):

	2016			2015
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
New loans:
With no specific allowance recorded:
Commercial real estate
Owner occupied	$16,009	$16,023	$—	$6,194	$6,015	$—
Non-owner occupied	—	—	—	548	533	—
Construction and land	1,238	1,238	—	—	—	—
Commercial and industrial (1)	24,279	24,279	—	3,561	3,559	—
Commercial lending subsidiaries	10,620	10,510	—	3,839	3,821	—
With a specific allowance recorded:
1-4 single family residential	561	546	12	—	—	—
Commercial real estate
Owner occupied	491	513	263	—	—	—
Commercial and industrial (1)	102,583	102,610	15,116	34,340	34,370	3,799
Commercial lending subsidiaries	21,712	21,605	3,850	5,646	5,628	1,640
Total:
Residential	$561	$546	$12	$—	$—	$—
Commercial	176,932	176,778	19,229	54,128	53,926	5,439
	$177,493	$177,324	$19,241	$54,128	$53,926	$5,439
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$1,169	$1,391	$—	$417	$490	$—
Home equity loans and lines of credit	2,255	2,286	—	1,607	1,633	—
With a specific allowance recorded:
1-4 single family residential	1,272	1,514	181	3,301	3,828	570
Home equity loans and lines of credit	7,700	7,804	348	6,915	7,028	408
Total	$12,396	$12,995	$529	$12,240	$12,979	$978
__________________________________________

(1)
Impaired taxi medallion loans with a recorded investment of $91.2 million and $1.3 million, with related specific allowances of $5.9 million and $0.1 million, are included in impaired new commercial and industrial loans above at December 31, 2016 and 2015, respectively.

Impaired loans also include commercial real estate ACI loans modified in TDRs with a carrying value of $1.3 million and $0.5 million as of December 31, 2016 and 2015, respectively. Interest income recognized on impaired loans after impairment was not significant during the periods presented.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

 The following tables present the average recorded investment in impaired loans for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016			2015			2014
	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans	New Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$301	$3,067	$—	$82	$3,655	$—	$—	$3,748	$—
Home equity loans and lines of credit	—	9,225	—	—	4,830	—	—	2,417	—
	301	12,292	—	82	8,485	—	—	6,165	—
Commercial:
Multi-family	—	—	—	291	—	—	—	—	696
Commercial real estate
Owner occupied	14,332	—	313	5,117	—	—	2,949	—	529
Non-owner occupied	205	—	505	559	—	442	1,385	—	6,564
Construction and land	797	—	—	—	—	—	—	—	451
Commercial and industrial	85,455	—	—	35,976	—	—	15,058	399	786
Commercial lending subsidiaries	15,052	—	—	14,835	—	—	2,680	—	—
	115,841	—	818	56,778	—	442	22,072	399	9,026
	$116,142	$12,292	$818	$56,860	$8,485	$442	$22,072	$6,564	$9,026

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of December 31, 2016 and 2015 (in thousands):

	2016		2015
	New Loans	Non-ACI Loans	New Loans	Non-ACI Loans
Residential:
1-4 single family residential	$566	$918	$2,007	$594
Home equity loans and lines of credit	—	2,283	—	4,724
	566	3,201	2,007	5,318
Commercial:
Commercial real estate
Owner occupied	19,439	—	8,274	—
Non-owner occupied	559	—	—	—
Construction and land	1,238	—	—	—
Commercial and industrial (1)	76,696	—	37,782	—
Commercial lending subsidiaries	32,645	—	9,920	—
	130,577	—	55,976	—
Consumer	2	—	7	—
	$131,145	$3,201	$57,990	$5,318
__________________________________________

(1)
Taxi medallion loans with a carrying value of $60.7 million and $2.6 million are included in new commercial and industrial loans in non-accrual status above at December 31, 2016 and 2015, respectively.

New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $1.6 million and $1.4 million at December 31, 2016 and 2015, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $3.5 million and $2.4 million for the years ended December 31, 2016 and 2015, respectively.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following tables summarize key indicators of credit quality for the Company's loans as of December 31, 2016 and 2015. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$87,035	$113,401	$163,668	$751,291	$1,115,395
60% - 70%	80,694	94,592	124,180	523,970	823,436
70% - 80%	110,509	148,211	276,425	907,450	1,442,595
More than 80%	22,115	9,058	15,470	42,280	88,923
	$300,353	$365,262	$579,743	$2,224,991	$3,470,349

	2015
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$78,836	$99,094	$143,864	$667,420	$989,214
60% - 70%	71,046	76,878	111,343	479,344	738,611
70% - 80%	63,380	100,271	211,299	772,646	1,147,596
More than 80%	28,338	3,938	3,481	13,443	49,200
	$241,600	$280,181	$469,987	$1,932,853	$2,924,621
Commercial credit exposure, based on internal risk rating:

	2016
		Commercial Real Estate
	Multi-Family	Owner Occupied	Non-Owner Occupied	Construction and Land	Commercial and Industrial (1)	Commercial Lending Subsidiaries	Total
New loans:
Pass	$3,789,003	$1,663,012	$3,682,308	$309,675	$3,152,208	$2,255,444	$14,851,650
Special mention	12,000	33,274	7,942	—	19,009	—	72,225
Substandard	5,562	29,552	28,583	1,238	206,739	31,572	303,246
Doubtful	—	—	—	—	8,340	3,178	11,518
	$3,806,565	$1,725,838	$3,718,833	$310,913	$3,386,296	$2,290,194	$15,238,639
ACI loans:
Pass	$22,819	$9,187	$12,623	$—	$842	$—	$45,471
Special mention	—	—	—	—	—	—	—
Substandard	290	825	352	—	—	—	1,467
Doubtful	—	—	—	—	—	—	—
	$23,109	$10,012	$12,975	$—	$842	$—	$46,938
__________________________________________

(1)
Taxi medallion loans with internal risk ratings of substandard and doubtful totaled $138.0 million and $0.2 million, respectively, and are included in new commercial and industrial balances above at December 31, 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Aging of loans:
The following table presents an aging of loans as of December 31, 2016 and 2015. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	2016					2015
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
New loans:
1-4 single family residential	$3,457,606	$10,355	$325	$2,063	$3,470,349	$2,917,579	$3,664	$552	$2,826	$2,924,621
Home equity loans and lines of credit	1,120	—	—	—	1,120	806	—	—	—	806
Multi-family	3,806,565	—	—	—	3,806,565	3,451,973	—	—	—	3,451,973
Commercial real estate
Owner occupied	1,716,814	1,557	797	6,670	1,725,838	1,329,131	1,433	4,784	3,599	1,338,947
Non-owner occupied	3,717,666	754	—	413	3,718,833	2,878,218	1,899	—	—	2,880,117
Construction and land	309,675	—	—	1,238	310,913	342,477	4,494	—	—	346,971
Commercial and industrial	3,335,022	9,552	5,517	36,205	3,386,296	2,739,357	2,235	4,827	22,109	2,768,528
Commercial lending subsidiaries	2,284,435	12	3,247	2,500	2,290,194	2,003,842	3,839	—	4,965	2,012,646
Consumer	24,299	—	—	—	24,299	35,078	—	—	—	35,078
	$18,653,202	$22,230	$9,886	$49,089	$18,734,407	$15,698,461	$17,564	$10,163	$33,499	$15,759,687
Non-ACI loans:
1-4 single family residential	$29,406	$481	$—	$918	$30,805	$36,904	$1,583	$21	$750	$39,258
Home equity loans and lines of credit	43,129	1,255	534	2,077	46,995	60,760	1,090	443	4,119	66,412
	$72,535	$1,736	$534	$2,995	$77,800	$97,664	$2,673	$464	$4,869	$105,670
ACI loans:
1-4 single family residential	$500,272	$13,524	$2,990	$15,562	$532,348	$659,726	$12,714	$4,988	$21,611	$699,039
Home equity loans and lines of credit	3,460	148	23	263	3,894	4,243	127	9	452	4,831
Multi-family	23,109	—	—	—	23,109	24,636	—	—	—	24,636
Commercial real estate
Owner occupied	10,012	—	—	—	10,012	16,567	—	—	—	16,567
Non-owner occupied	12,804	—	—	171	12,975	24,941	—	160	—	25,101
Commercial and industrial	842	—	—	—	842	1,041	—	21	—	1,062
Consumer	7	—	—	—	7	10	—	—	—	10
	$550,506	$13,672	$3,013	$15,996	$583,187	$731,164	$12,841	$5,178	$22,063	$771,246
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $16 million and $22 million, at December 31, 2016 and 2015, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Loan Concentration:
At December 31, 2016 and 2015, 1-4 single family residential loans outstanding were to customers domiciled in the following states (dollars in thousands):

	2016
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$904,107	$37,330	$941,437	26.1%	23.3%
Florida	487,294	300,198	787,492	14.0%	19.5%
New York	763,824	16,403	780,227	22.0%	19.3%
Virginia	152,113	30,818	182,931	4.4%	4.5%
Others	1,163,011	178,404	1,341,415	33.5%	33.4%
	$3,470,349	$563,153	$4,033,502	100.0%	100.0%

	2015
				Percent of Total
	New Loans	Covered Loans	Total	New Loans	Total Loans
California	$948,301	$53,048	$1,001,349	32.4%	27.3%
Florida	422,638	381,897	804,535	14.5%	22.0%
New York	548,181	23,326	571,507	18.7%	15.6%
Virginia	87,851	40,329	128,180	3.0%	3.5%
Others	917,650	239,697	1,157,347	31.4%	31.6%
	$2,924,621	$738,297	$3,662,918	100.0%	100.0%
No other state represented borrowers with more that 4.0% of 1-4 single family residential loans outstanding at December 31, 2016 or 2015. At December 31, 2016, 43.1% and 39.2%, respectively, of loans in the new commercial portfolio were to borrowers in Florida and the New York tri-state area, respectively.
Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $5 million and $9 million at December 31, 2016 and 2015, respectively. The recorded investment in residential mortgage loans in the process of foreclosure totaled $8 million and $13 million at December 31, 2016 and 2015, respectively, substantially all of which were covered loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Troubled debt restructurings:
The following tables summarize loans that were modified in TDRs during the years ended December 31, 2016 and 2015 , as well as loans modified during the years ended December 31, 2016 and 2015 that experienced payment defaults during the periods (dollars in thousands):

	2016				2015
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
New loans:
1-4 single family residential	2	$326	—	$—	—	$—	—	$—
Commercial real estate
Owner occupied commercial real estate	3	5,117	1	491	—	—	—	—
Non-owner occupied	—	—	—	—	1	548	—	—
Commercial and industrial (1)	82	88,101	17	10,139	2	1,260	1	627
Commercial lending subsidiaries	6	6,735	1	2,500	—	—	—	—
	93	$100,279	19	$13,130	3	$1,808	1	$627
Non-ACI loans:
1-4 single family residential	—	—	—	—	2	239	—	—
Home equity loans and lines of credit	17	$2,016	1	$370	28	$6,208	7	$1,231
	17	$2,016	1	$370	30	$6,447	7	$1,231
ACI loans:
Owner occupied commercial real estate	1	$825	—	$—	1	$500	—	$—
__________________________________________

(1)
Commercial and industrial loans modified in TDRs during the years ended December 31, 2016 and 2015 included $64.9 million and $1.3 million of taxi medallion loans. All of the commercial and industrial TDRs experiencing payment defaults during the years ended December 31, 2016 and 2015 were taxi medallion loans.

Loans modified in TDRs during the year ended December 31, 2014 were not significant. Modifications during the years ended December 31, 2016 and 2015 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and residential modifications under the U.S. Treasury Department’s HAMP. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.
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
December 31, 2016

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
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$1,842	$(1,472)	$370
Income from resolution of covered assets, net	36,155	(28,946)	7,209
Loss on sale of covered loans	(14,470)	11,615	(2,855)
Loss on covered OREO	(1,301)	1,044	(257)
	$22,226	$(17,759)	$4,467

	2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans (1)	$(2,284)	$1,826	$(458)
Income from resolution of covered assets, net	50,658	(40,395)	10,263
Gain on sale of covered loans	34,929	(28,051)	6,878
Loss on covered OREO	(1,014)	678	(336)
	$82,289	$(65,942)	$16,347

	2014
	Transaction Income	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans (1)	$33	$(54)	$(21)
Income from resolution of covered assets, net	49,082	(39,127)	9,955
Gain on sale of covered loans	20,369	(5,338)	15,031
Gain on covered investment securities available for sale	209	(167)	42
Gain on covered OREO	2,744	(1,710)	1,034
	$72,437	$(46,396)	$26,041
__________________________________________

(1)
Transaction income (loss) for the years ended December 31, 2016, 2015 and 2014 includes provisions (recoveries) of $(161) thousand, $33 thousand and $210 thousand, respectively, related to unfunded loan commitments included in other non-interest expense in the accompanying consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the years ended December 31, 2016, 2015 and 2014, were as follows (in thousands):

Balance at December 31, 2013	$1,205,117
Amortization	(69,470)
Reduction for claims filed	(114,916)
Net loss on FDIC indemnification	(46,396)
Balance at December 31, 2014	974,335
Amortization	(109,411)
Reduction for claims filed	(59,139)
Net loss on FDIC indemnification	(65,942)
Balance at December 31, 2015	739,843
Amortization	(160,091)
Reduction for claims filed	(46,083)
Net loss on FDIC indemnification	(17,759)
Balance at December 31, 2016	$515,910
The balances at December 31, 2016 and 2015 are reflected in the consolidated balance sheets as follows (in thousands):

	2016	2015
FDIC indemnification asset	$515,933	$739,880
Other liabilities	(23)	(37)
	$515,910	$739,843
Note 7    Equipment Under Operating Lease
Equipment under operating lease consists of transportation equipment, primarily railcars. The components of equipment under operating lease as of December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Equipment under operating lease	$589,716	$509,641
Less: accumulated depreciation	(49,802)	(26,123)
Equipment under operating lease, net	$539,914	$483,518
The Company recognized impairment of $4.1 million during the year ended December 31, 2016, related to a group of tank cars impacted by new safety regulations. This impairment charge is included in "Depreciation of equipment under operating lease" in the accompanying consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

At December 31, 2016, scheduled minimum rental payments under operating leases were as follows (in thousands)

Years Ending December 31:
2017	$46,262
2018	40,098
2019	37,301
2020	31,932
2021	22,311
Thereafter through 2031	57,199
$235,103
Note 8    Premises and Equipment and Lease Commitments
Premises and equipment are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Buildings and improvements	$22,470	$25,739
Leasehold improvements	68,403	65,818
Furniture, fixtures and equipment	36,094	35,711
Computer equipment	18,559	16,701
Software and software licensing rights	38,002	33,979
Aircraft and automobiles	11,857	11,686
	195,385	189,634
Less: accumulated depreciation	(104,268)	(84,282)
Premises and equipment, net	$91,117	$105,352
Buildings and improvements includes $11 million related to property under capital lease at both December 31, 2016 and 2015.
Depreciation and amortization expense related to premises and equipment, including amortization of assets recorded under capital leases, was $21.3 million, $22.9 million and $22.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $27.6 million, $27.1 million, and $25.4 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

As of December 31, 2016, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2017	$23,192
2018	22,081
2019	20,762
2020	17,000
2021	15,114
Thereafter through 2034	59,398
$157,547
Note 9    Deposits
The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$2,968,192	—%	$2,732,654	—%	$2,366,621	—%
Interest bearing	1,382,717	0.60%	1,169,921	0.49%	773,655	0.42%
Money market	7,946,447	0.64%	6,313,340	0.57%	4,444,753	0.54%
Savings	415,205	0.23%	536,026	0.32%	647,691	0.30%
Time	5,326,630	1.12%	4,305,857	1.11%	3,716,611	1.18%
	$18,039,191	0.66%	$15,057,798	0.61%	$11,949,331	0.61%
Time deposit accounts with balances of $100,000 or more totaled approximately $3.9 billion and $3.5 billion at December 31, 2016 and 2015, respectively. Time deposit accounts with balances of $250,000 or more totaled $2.1 billion and $1.6 billion at December 31, 2016 and 2015, respectively.
The following table presents maturities of time deposits as of December 31, 2016 (in thousands):

Maturing in:
2017	$4,294,827
2018	932,515
2019	134,904
2020	286,541
2021	106,835
Thereafter through 2023	20
$5,755,642
Included in deposits at December 31, 2016 are public funds deposits of $2.1 billion and brokered deposits of $1.9 billion. Investment securities available for sale with a carrying value of $1.2 billion and a standby letter of credit issued by the FHLB on the Bank's behalf in the amount of $4 million were pledged as security for public funds deposits at December 31, 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Interest bearing demand	$8,343	$5,782	$3,254
Money market	50,802	36,005	23,944
Savings	972	1,739	1,971
Time	59,656	47,625	43,792
	$119,773	$91,151	$72,961
Note 10    Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2016 (dollars in thousands):

		Range of Interest Rates
				Weighted Average Rate
	Amount	Minimum	Maximum
Maturing in:
2017—31 days or less	$1,170,000	0.49%	0.99%	0.63%
2017—Over 31 days	3,920,000	0.58%	1.31%	0.77%
2018	75,000	1.25%	1.25%	1.25%
2020	75,000	1.78%	1.78%	1.78%
Total contractual balance outstanding	5,240,000
Unamortized modification costs	(652)
Carrying value	$5,239,348
Deferred modification costs on FHLB advances are being amortized as adjustments to interest expense over the remaining terms of the related advances using the effective yield method. The amortization of these costs increased interest expense by $0.9 million during each of the years ended December 31, 2016, 2015 and 2014, respectively.
The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2016, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $9.5 billion as collateral for advances from the FHLB.
At December 31, 2016 and 2015 outstanding senior notes payable and other borrowings consisted of the following (dollars in thousands):

	2016	2015
Principal amount of 4.875% senior notes	$400,000	$400,000
Unamortized discount and debt issuance costs	(6,908)	(7,674)
	393,092	392,326
Capital lease obligations	9,717	10,219
	$402,809	$402,545
The senior notes mature on November 17, 2025 with interest payable semiannually. The notes have an effective interest rate of 5.12%, after consideration of issuance discount and costs. The notes may be redeemed by the Company, in whole or in part, at any time prior to August 17, 2025 at the greater of a) 100% of the principal balance or b) the sum of the present values of the remaining scheduled payments of principal and interest on the securities discounted to the redemption date at the rate on a United States Treasury security with a maturity comparable to the remaining maturity of notes that would be used to price

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

new issues of corporate debt securities with a maturity comparable to the remaining maturity of the senior notes plus 40 basis points. The senior notes may be redeemed at any time after August 17, 2025 at 100% of principal plus accrued and unpaid interest.
At December 31, 2016, BankUnited had available borrowing capacity at the FHLB of approximately $2.9 billion, unused borrowing capacity at the FRB of approximately $327 million and unused Federal funds lines of credit with other financial institutions totaling $70 million.
Note 11    Income Taxes
The components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Current:
Federal	$51,806	$18,230	$121,063
State	27,708	(2,468)	7,549
	79,514	15,762	128,612
Deferred:
Federal	35,045	20,509	(27,468)
State	(4,856)	8,962	(12,109)
	30,189	29,471	(39,577)
	$109,703	$45,233	$89,035
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2016, 2015 and 2014 follows (dollars in thousands):

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$117,405	35.00%	$103,912	35.00%	$102,637	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(23,215)	(6.92)%	(14,279)	(4.81)%	(10,056)	(3.43)%
State income taxes, net of federal tax benefit	15,894	4.74%	12,889	4.34%	6,259	2.13%
Uncertain tax positions - lapse of statute of limitations	—	—%	(6,166)	(2.08)%	(5,098)	(1.74)%
Discrete tax benefit	—	—%	(49,323)	(16.61)%	—	—%
Other, net	(381)	(0.12)%	(1,800)	(0.60)%	(4,707)	(1.60)%
	$109,703	32.70%	$45,233	15.24%	$89,035	30.36%
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The components of deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$130,004	$158,931
Allowance for loan and lease losses	52,670	46,875
Acquisition costs	8,995	10,176
Net operating loss and tax credit carryforwards	11,641	9,051
Unrealized losses on derivatives designated as cash flow hedges	3,767	12,609
Equity-based compensation	9,941	8,339
Other	29,208	19,077
Gross deferred tax assets	246,226	265,058
Deferred tax liabilities:
Net unrealized gains on investment securities available for sale	30,566	26,961
Lease financing, due to differences in depreciation	145,700	118,388
Other	7,020	14,132
Gross deferred tax liabilities	183,286	159,481
Net deferred tax asset	$62,940	$105,577
Based on the evaluation of available evidence, management has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the amount of taxable income available for carryback and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2016, remaining carryforwards included federal net operating loss carryforwards in the amount of $12.3 million, expiring from 2029 through 2032, Florida net operating loss carryfowards in the amount of $95.2 million, expiring from 2030 through 2035, and state tax credit carryforwards in the amount of $8.1 million, expiring in 2017. The Company established deferred tax assets of $0.9 million and $2.9 million, respectively, for the years ended December 31, 2015 and 2014 related to Florida net operating losses and recognized current tax benefits of $0.8 million related to the usage of federal net operating losses for each of the years ended December 31, 2016, 2015 and 2014.
Deferred tax benefits of $2.0 million and $2.4 million were recognized for the years ended December 31, 2015 and 2014 related to enacted changes in state tax laws.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $71 million and $59 million at December 31, 2016 and 2015, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $53 million and $52 million at December 31, 2016 and 2015, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2016 was approximately $73 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a significant impact on income tax expense for the years ended December 31, 2016 and 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company has a liability for unrecognized tax benefits relating to uncertain state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 follows (in thousands):

	2016	2015	2014
Balance, beginning of period	$43,412	$36,622	$21,898
Additions for tax positions related to the current year	2,713	2,909	3,797
Additions for tax positions related to prior periods	25,168	11,618	22,089
Reductions due to settlements with taxing authorities	(200)	(246)	(3,807)
Reductions due to lapse of the statute of limitations	—	(5,438)	(4,739)
	71,093	45,465	39,238
Interest and penalties	1,643	(2,053)	(2,616)
Balance, end of period	$72,736	$43,412	$36,622
As of December 31, 2016, 2015 and 2014, the Company had $45.0 million, $27.0 million and $21.3 million of unrecognized state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2016, as a result of settlements with taxing authorities, range from zero to $41.6 million. In the absence of such settlements, unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2016 as a result of the lapse in the statute of limitations total approximately $4.3 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2016 and 2015, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $2.5 million and $1.4 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense were $1.1 million, $(1.8) million and $(2.3) million in 2016, 2015 and 2014, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. Income tax returns for the tax years ended December 31, 2016, 2015, 2014 and 2013 remain subject to examination in the U.S. Federal and various state tax jurisdictions. The tax years ended December 31, 2009, 2010, 2011 and 2012 remain subject to examination by certain states.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2016, 2015 and 2014 was not material.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at December 31, 2016 and 2015 (dollars in thousands):

	2016
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.58%	3-Month Libor	3.3	$1,715,000	Other Assets / Other liabilities	$19,648	$(3,112)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	10.5	300,000	Other liabilities	—	(27,866)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.77%	Indexed to 1-month Libor	6.8	912,000	Other Assets / Other liabilities	9,949	(20,383)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.77%	6.8	912,000	Other Assets / Other liabilities	20,383	(9,949)
Interest rate caps purchased, indexed to 1-month Libor			2.96%	2.3	189,057	Other assets	252	—
Interest rate caps sold, indexed to 1-month Libor		2.96%		2.3	189,057	Other liabilities	—	(252)
					$4,217,114		$50,232	$(61,562)

	2015
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.62%	3-Month Libor	2.6	$1,805,000	Other assets / Other liabilities	$3,442	$(12,347)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	11.5	300,000	Other liabilities	—	(26,274)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.08%	Indexed to 1-month Libor	7.0	663,311	Other assets / Other liabilities	225	(30,514)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.08%	7.0	663,311	Other assets / Other liabilities	30,514	(225)
Interest rate caps purchased, indexed to 1-month Libor			2.85%	2.2	139,786	Other assets	164	—
Interest rate caps sold, indexed to 1-month Libor		2.85%		2.2	139,786	Other liabilities	—	(164)
					$3,711,194		$34,345	$(69,524)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

During the years ended December 31, 2016, 2015 and 2014, the amount of loss reclassified from AOCI into interest expense (effective portion) was $16.2 million, $26.5 million and $26.7 million, respectively.
During the years ended December 31, 2016, 2015 and 2014, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2016, the amount of loss expected to be reclassified from AOCI into earnings during the next twelve months was $8.2 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at December 31, 2016 and 2015 (in thousands):

	2016
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$29,849	$—	$29,849	$(27,485)	$—	$2,364
Derivative liabilities	(51,362)	—	(51,362)	27,485	23,796	(81)
	$(21,513)	$—	$(21,513)	$—	$23,796	$2,283

	2015
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$3,830	$—	$3,830	$(3,605)	$—	$225
Derivative liabilities	(69,135)	—	(69,135)	3,605	65,530	—
	$(65,305)	$—	$(65,305)	$—	$65,530	$225
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At December 31, 2016, the Company had pledged investment securities available for sale with a carrying amount of $21 million and cash on deposit of $32 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 13    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$23,588	$(9,317)	$14,271
Amounts reclassified to gain on investment securities available for sale, net	(14,461)	5,712	(8,749)
Net change in unrealized gains on investment securities available for sale	9,127	(3,605)	5,522
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	6,225	(2,459)	3,766
Amounts reclassified to interest expense on borrowings	16,161	(6,384)	9,777
Net change in unrealized losses on derivative instruments	22,386	(8,843)	13,543
Other comprehensive income	$31,513	$(12,448)	$19,065

	2015
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(34,470)	$12,813	$(21,657)
Amounts reclassified to gain on investment securities available for sale, net	(8,480)	3,350	(5,130)
Net change in unrealized gains on investment securities available for sale	(42,950)	16,163	(26,787)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(22,635)	9,232	(13,403)
Amounts reclassified to interest expense on deposits	4,869	(1,923)	2,946
Amounts reclassified to interest expense on borrowings	21,610	(8,536)	13,074
Net change in unrealized losses on derivative instruments	3,844	(1,227)	2,617
Other comprehensive loss	$(39,106)	$14,936	$(24,170)

	2014
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$3,134	$(1,195)	$1,939
Amounts reclassified to gain on investment securities available for sale, net	(3,859)	1,489	(2,370)
Net change in unrealized gains on investment securities available for sale	(725)	294	(431)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(44,086)	17,006	(27,080)
Amounts reclassified to interest expense on deposits	5,675	(2,189)	3,486
Amounts reclassified to interest expense on borrowings	20,996	(8,099)	12,897
Net change in unrealized losses on derivative instruments	(17,415)	6,718	(10,697)
Other comprehensive income loss	$(18,140)	$7,012	$(11,128)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The categories of AOCI and changes therein are presented below for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2013	$68,753	$(11,273)	$57,480
Other comprehensive loss	(431)	(10,697)	(11,128)
Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive loss	(26,787)	2,617	(24,170)
Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income	5,522	13,543	19,065
Balance at December 31, 2016	$47,057	$(5,810)	$41,247

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
Note 14    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the 2010 Plan. In 2014, the Board of Directors and the Company's stockholders approved the 2014 Plan. The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 110,139 shares remain available for issuance as of December 31, 2016. The number of shares of common stock available for issuance under the 2014 Plan is 4,000,000, of which 3,378,304 shares remain available for issuance as of December 31, 2016. Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plans may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Compensation cost of equity based awards:
Unvested and restricted share awards	$16,885	$15,573	$14,474
Option awards	—	—	609
Executive share-based awards	1,482	294	550
Total compensation cost of equity based awards	18,367	15,867	15,633
Related tax benefits	(6,899)	(5,965)	(5,677)
Compensation cost of equity based awards, net of tax	$11,468	$9,902	$9,956
Share Awards
Unvested share awards
A summary of activity related to unvested share awards for the years ended December 31, 2016, 2015 and 2014 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2013	706,436	$24.02
Granted	699,529	31.71
Vested	(465,476)	24.22
Canceled or forfeited	(111,264)	26.51
Unvested share awards outstanding, December 31, 2014	829,225	30.06
Granted	664,928	32.06
Vested	(394,498)	28.72
Canceled or forfeited	(59,270)	29.82
Unvested share awards outstanding, December 31, 2015	1,040,385	31.86
Granted	651,760	31.00
Vested	(428,167)	31.79
Canceled or forfeited	(143,278)	31.31
Unvested share awards outstanding, December 31, 2016	1,120,700	$31.46
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting during the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share data):

	2016	2015	2014
Range of the closing price on date of grant	$29.78 - $33.76	$31.35 - $38.63	$30.34 - $34.04
Aggregate grant date fair value of shares vesting	$13,613	$11,330	$11,273
Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Unvested shares participate in dividends declared on the Company's common stock on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Unrecognized compensation cost for unvested share awards outstanding at December 31, 2016 totaled $19.4 million, which will be recognized over a weighted average remaining period of 1.73 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). RSUs represent a fixed number of shares and vest in equal tranches ranging from three to five years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of a three-year performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting. During the year ended December 31, 2016, 97,852 RSUs and 57,873 PSUs were granted. The RSUs were valued at the closing price of the Company's common stock on the date of grant, ranging from $29.85 to $37.52, and had an aggregate grant-date fair value of $3.2 million. The performance criteria established for the PSUs granted in 2016 include both performance and market conditions. The grant-date value of the PSUs was determined based on the closing price of the Company's common stock on the date of grant and a discount related to the market condition, considering the probability of meeting the defined performance conditions.
Certain of the Company's executives are eligible to receive unvested share awards at the end of designated performance periods. The dollar value of share awards to be granted is based on the achievement of performance criteria pre-established by the Compensation Committee. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments in the Company's consolidated balance sheets and compensation cost is recognized from the beginning of the performance period. The share awards vest up to three years from the date of grant.
Based on the closing price of the Company's common stock on the date of grant, 41,645 and 50,099 performance based share awards with aggregate values of $1.5 million were granted in 2015 and 2014, respectively. These shares are included in the summary of activity related to unvested share awards above.
Compensation cost related to performance based executive share-based awards is recognized during the performance period based on the probable outcome of the respective performance conditions. The total unrecognized compensation cost of $4.7 million for these executive share-based awards at December 31, 2016 will be recognized over a weighted average remaining period of 3.13 years.
Option Awards
A summary of activity related to stock option awards for the years ended December 31, 2016, 2015 and 2014 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2013	5,070,939	$26.38
Exercised	(55,423)	16.71
Canceled or forfeited	(469)	63.74
Option awards outstanding, December 31, 2014	5,015,047	26.49
Exercised	(1,363,895)	26.14
Option awards outstanding, December 31, 2015	3,651,152	26.62
Exercised	(47,979)	16.50
Canceled or forfeited	(1,097)	63.74
Option awards outstanding and exercisable, December 31, 2016	3,602,076	$26.74
The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $8.7 million and $0.9 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

There were no option awards granted during the years ended December 31, 2016, 2015 and 2014. Additional information about options outstanding and exercisable at December 31, 2016 is presented in the following table:

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$11.14	23,340	2.73	$620
$15.94 - $19.97	88,395	3.38	1,739
$22.18 - $22.31	77,117	4.33	1,189
$27	3,397,105	4.08	36,315
$63.74	16,119	1.93	—
	3,602,076	4.05	$39,863

Subsequent to December 31, 2016, one individual exercised 2,226,258 stock option awards at an exercise price of $27, resulting in an increase in paid-in capital of $60.1 million.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a select group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions; however, for a small group of employees, the Company makes contributions equal to 100% of the first 1% plus 70% of the next 5% of eligible compensation deferred. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $1.5 million, $0.8 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Deferred compensation liabilities of $20 million and $12 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively.
BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2016, 2015 and 2014, BankUnited made matching contributions to the 401(k) Plan of approximately $5.2 million, $4.9 million and $4.5 million, respectively.
Note 15    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

undercapitalized. As of December 31, 2016 and 2015, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company and the Bank as of December 31, 2016 and 2015 (dollars in thousands):

	2016
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,298,450	8.41%	N/A (1)	N/A (1)	$1,092,921	4.00%
CET1 risk-based capital	$2,298,450	11.63%	$1,284,498	6.50%	$889,268	4.50%
Tier 1 risk-based capital	$2,298,450	11.63%	$1,580,921	8.00%	$1,185,691	6.00%
Total risk based capital	$2,459,470	12.45%	$1,976,151	10.00%	$1,580,921	8.00%
BankUnited:
Tier 1 leverage	$2,534,402	9.30%	$1,361,959	5.00%	$1,089,567	4.00%
CET1 risk-based capital	$2,534,402	12.89%	$1,278,277	6.50%	$884,961	4.50%
Tier 1 risk-based capital	$2,534,402	12.89%	$1,573,265	8.00%	$1,179,948	6.00%
Total risk based capital	$2,694,048	13.70%	$1,966,581	10.00%	$1,573,265	8.00%

	2015
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,143,108	9.35%	N/A (1)	N/A (1)	$917,207	4.00%
CET1 risk-based capital	$2,143,108	12.58%	$1,107,156	6.50%	$766,492	4.50%
Tier 1 risk-based capital	$2,143,108	12.58%	$1,362,653	8.00%	$1,021,990	6.00%
Total risk based capital	$2,274,910	13.36%	$1,703,317	10.00%	$1,362,653	8.00%
BankUnited:
Tier 1 leverage	$2,377,689	10.41%	$1,141,845	5.00%	$913,476	4.00%
CET1 risk-based capital	$2,377,689	14.04%	$1,100,455	6.50%	$761,854	4.50%
Tier 1 risk-based capital	$2,377,689	14.04%	$1,354,406	8.00%	$1,015,805	6.00%
Total risk based capital	$2,507,430	14.81%	$1,693,008	10.00%	$1,354,406	8.00%

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company does not expect that any of these laws, regulations or policies will materially affect the ability of BankUnited to pay dividends in the future.
Effective January 1, 2015, the Federal Reserve Board implemented the Basel III changes to the regulatory capital framework for all U.S. banking organizations, Under the revised capital rule, a capital conservation buffer is being phased in beginning in 2016. When fully phased in on January 1, 2019, the Bank and the Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers
BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the FRB. At December 31, 2016, the reserve requirement for BankUnited was $59 million.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 (in thousands):

	2016
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$5,005	$—	$—	$5,005
U.S. Government agency and sponsored enterprise residential MBS	—	1,527,242	—	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	—	124,586	—	124,586
Private label residential MBS and CMOs	—	254,488	120,610	375,098
Private label commercial MBS	—	1,187,624	—	1,187,624
Single family rental real estate-backed securities	—	861,251	—	861,251
Collateralized loan obligations	—	487,296	—	487,296
Non-mortgage asset-backed securities	—	186,736	—	186,736
Preferred stocks	66,676	21,527	—	88,203
State and municipal obligations	—	698,546	—	698,546
SBA securities	—	523,906	—	523,906
Other debt securities	—	3,519	4,572	8,091
Servicing rights	—	—	27,159	27,159
Derivative assets	—	50,232	—	50,232
Total assets at fair value	$71,681	$5,926,953	$152,341	$6,150,975
Derivative liabilities	$—	$61,562	$—	$61,562
Total liabilities at fair value	$—	$61,562	$—	$61,562

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.
The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016
	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$140,883	$4,532	$20,017
Gains (losses) for the period included in:
Net income	—	—	(6,023)
Other comprehensive income	(2,229)	(9)	—
Discount accretion	5,947	116	—
Purchases or additions	—	—	13,165
Settlements	(23,991)	(67)	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at end of period	$120,610	$4,572	$27,159

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	2015
	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$168,077	$4,918	$—
Gains (losses) for the period included in:
Net income	—	—	(2,062)
Other comprehensive income	(7,469)	(434)	—
Discount accretion	6,524	148	—
Purchases or additions	—	—	13,610
Settlements	(26,249)	(100)	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at end of period	$140,883	$4,532	$11,548

	2014
	Private Label Residential MBS	Other Debt Securities
Balance at beginning of period	$199,408	$4,601
Gains (losses) for the period included in:
Net income	—	—
Other comprehensive income	(4,890)	235
Discount accretion	8,010	173
Sales	(7,787)	—
Settlements	(26,664)	(91)
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at end of period	$168,077	$4,918
The balance of servicing rights at the beginning of 2016 includes $8.5 million of residential MSRs, which the Company elected to measure at fair value effective January 1, 2016. Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to discount rates and valuation assumptions, as well as other changes such as runoffs and the passage of time. The amount of unrealized losses included in earnings for the year ended December 31, 2016 that were related to servicing rights held at December 31, 2016 totaled approximately $1.8 million and were primarily due to changes in discount rates and valuation assumptions.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at December 31, 2016 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $121 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at December 31, 2016 were 17.1%, 12.6% and 1.6% for investment grade, non-investment grade and option-arm securities, respectively. There were $27 million of option-arm securities with a subordination level of zero at December 31, 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of December 31, 2016 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2016
Investment grade	$58,261	Discounted cash flow	Voluntary prepayment rate	2.76% - 30.73% (13.77%)
			Probability of default	0.00% - 4.09% (1.61%)
			Loss severity	15.00% - 92.73% (32.82%)
			Discount rate	2.92% - 6.78% (4.03%)

Non-investment grade	$33,449	Discounted cash flow	Voluntary prepayment rate	0.58% - 23.97% (15.06%)
			Probability of default	0.00% - 4.61% (1.51%)
			Loss severity	15.00% - 92.73% (39.83%)
			Discount rate	3.10% - 24.83% (6.63%)

Option-arm (non-investment grade)	$28,900	Discounted cash flow	Voluntary prepayment rate	6.19% - 6.19% (6.19%)
			Probability of default	3.21% - 3.21% (3.21%)
			Loss severity	69.67% - 69.67% (69.67%)
			Discount rate	4.06% - 6.66% (5.08%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of December 31, 2016 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	December 31, 2016
Residential MSRs	$15,698	Discounted cash flow	Prepayment rate	4.66% - 22.27% (10.82%)
			Discount rate	9.63% - 9.70% (9.64%)

Commercial servicing rights	$11,461	Discounted cash flow	Prepayment rate	0.79% - 9.50% (7.55%)
			Discount rate	8.33% - 14.08% (12.32%)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Impaired loans, OREO and other repossessed assets—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral are typically based on real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets or collateral consisting of other business assets is generally based on appraisals or internal analysis that use market approaches to valuation incorporating primarily unobservable inputs. Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are classified within level 3 of the fair value hierarchy.
Equipment under operating lease—Fair values of equipment under operating lease are typically based upon discounted cash flow analysis, considering expected lease rates and estimated end of life residual values. These fair value measurements are classified within level 3 of the fair value hierarchy.
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$—	$12,466	$12,466	$(1,156)
Impaired loans	$—	$—	$78,121	$78,121	$(25,573)
Equipment under operating lease	$—	$—	$8,173	$8,173	$(4,100)

	2015
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$—	$7,389	$7,389	$(1,206)
Impaired loans	$—	$—	$30,812	$30,812	$(9,865)
Residential MSRs	$—	$—	$8,469	$8,469	$(15)

	2014
	Level 1	Level 2	Level 3	Total	Gains (losses) from Fair Value Changes
OREO	$—	$—	$10,606	$10,606	$(2,791)
Impaired loans	$—	$—	$11,727	$11,727	$2,539

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at December 31, 2016 and 2015 (dollars in thousands):

		2016		2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$448,313	$448,313	$267,500	$267,500
Investment securities available for sale	1/2/3	6,073,584	6,073,584	4,859,539	4,859,539
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	284,272	284,272	219,997	219,997
Loans held for sale	2	41,198	45,833	47,410	50,080
Loans:
Covered	3	611,942	1,200,291	804,672	1,535,688
Non-covered	3	18,630,499	18,713,495	15,706,103	15,925,405
FDIC Indemnification asset	3	515,933	256,691	739,880	361,364
Accrued interest receivable	2	72,305	72,305	47,654	47,654
Derivative assets	2	50,232	50,232	34,349	34,349
Liabilities:
Demand, savings and money market deposits	2	$13,735,248	$13,735,248	$12,330,410	$12,330,410
Time deposits	2	5,755,642	5,759,787	4,608,091	4,630,572
FHLB advances	2	5,239,348	5,244,188	4,008,464	4,008,621
Notes and other borrowings	2	402,809	403,733	402,545	392,219
Accrued interest payable	2	7,923	7,923	5,638	5,638
Derivative liabilities	2	61,562	61,562	69,524	69,524
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
December 31, 2016

Covered loans
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
Non-covered loans
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
Note 17     Commitments and Contingencies
The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Unfunded commitments under lines of credit include $11.9 million available under non-cancellable commitments in effect at the date of the FSB Acquisition, which are covered under the Single Family Shared-Loss Agreement if prescribed conditions are met.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Total lending related commitments outstanding at December 31, 2016 were as follows (in thousands):

Commitments to fund loans	$587,064
Commitments to purchase loans	239,111
Unfunded commitments under lines of credit	1,821,229
Commercial and standby letters of credit	84,355
$2,731,759
Legal Proceedings
The Company had accrued approximately $2.8 million at December 31, 2016 related to a recent jury award in an action brought against Herald National Bank, which action was commenced prior to the Company's acquisition of Herald. Subsequent to December 31, 2016, a settlement was reached with the plaintiffs, resulting in no additional cost to the Company.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 18    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$87,718	$82,810
Investment securities available for sale, at fair value	78,293	79,384
Investment in BankUnited, N.A.	2,652,535	2,475,629
Deferred tax asset, net	16,738	15,336
Other assets	5,345	10,948
Total assets	$2,840,629	$2,664,107
Liabilities and Stockholders' Equity:
Notes payable	$393,092	$392,326
Other liabilities	29,108	27,883
Stockholders' equity	2,418,429	2,243,898
Total liabilities and stockholders' equity	$2,840,629	$2,664,107
Condensed Statements of Income

	Years Ended December 31,
	2016	2015	2014
Income:
Interest and dividends on investment securities available for sale	$4,280	$4,866	$5,560
Service fees from subsidiary	21,957	17,404	15,746
Equity in earnings of subsidiary	242,874	256,456	208,934
Other	—	235	—
Total	269,111	278,961	230,240
Expense:
Interest on borrowings	20,100	2,457	—
Employee compensation and benefits	27,143	22,099	21,388
Other	4,466	4,356	4,571
Total	51,709	28,912	25,959
Income before income taxes	217,402	250,049	204,281
Provision (benefit) for income taxes	(8,339)	(1,611)	66
Net income	$225,741	$251,660	$204,215

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Condensed Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$225,741	$251,660	$204,215
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(157,374)	(176,456)	(116,934)
Equity based compensation	18,032	16,027	15,551
Other	7,438	1,878	20,804
Net cash provided by operating activities	93,837	93,109	123,636
Cash flows from investing activities:
Capital contributions to subsidiary	—	(575,000)	—
Purchase of investment securities available for sale	(20,150)	—	—
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	19,401	46,031	7,319
Other	(3)	(285)	(137)
Net cash provided by (used in) investing activities	(752)	(529,254)	7,182
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	392,252	—
Dividends paid	(89,824)	(88,981)	(87,716)
Proceeds from exercise of stock options	791	35,647	926
Other	856	1,593	2,123
Net cash provided by (used in) financing activities	(88,177)	340,511	(84,667)
Net increase (decrease) in cash and cash equivalents	4,908	(95,634)	46,151
Cash and cash equivalents, beginning of period	82,810	178,444	132,293
Cash and cash equivalents, end of period	$87,718	$82,810	$178,444
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$22,510	$22,380	$21,968
Dividends received by BankUnited, Inc. from the Bank totaled $85.5 million, $80 million and $92 million for the years ended December 31, 2016, 2015, and 2014, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 19    Quarterly Financial Information (Unaudited)
Financial information by quarter for the years ended December 31, 2016 and 2015 follows (in thousands, except per share data):

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$277,965	$269,981	$260,464	$250,807	$1,059,217
Interest expense	50,466	48,246	46,154	43,966	188,832
Net interest income before provision for loan losses	227,499	221,735	214,310	206,841	870,385
Provision for loan losses	8,462	24,408	14,333	3,708	50,911
Net interest income after provision for loan losses	219,037	197,327	199,977	203,133	819,474
Non-interest income	29,287	25,075	28,857	23,198	106,417
Non-interest expense	156,223	148,004	144,112	142,108	590,447
Income before income taxes	92,101	74,398	84,722	84,223	335,444
Provision for income taxes	28,807	23,550	27,997	29,349	109,703
Net income	$63,294	$50,848	$56,725	$54,874	$225,741
Earnings per common share, basic	$0.59	$0.47	$0.53	$0.51	$2.11
Earnings per common share, diluted	$0.59	$0.47	$0.52	$0.51	$2.09

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$242,402	$223,898	$212,634	$201,882	$880,816
Interest expense	39,407	34,947	31,656	29,154	135,164
Net interest income before provision for loan losses	202,995	188,951	180,978	172,728	745,652
Provision for loan losses	9,924	17,819	8,421	8,147	44,311
Net interest income after provision for loan losses	193,071	171,132	172,557	164,581	701,341
Non-interest income	29,252	31,173	21,058	20,741	102,224
Non-interest expense	136,811	132,269	123,448	114,144	506,672
Income before income taxes	85,512	70,036	70,167	71,178	296,893
Provision (benefit) for income taxes	29,249	(32,267)	23,530	24,721	45,233
Net income	$56,263	$102,303	$46,637	$46,457	$251,660
Earnings per common share, basic	$0.53	$0.96	$0.44	$0.44	$2.37
Earnings per common share, diluted	$0.52	$0.95	$0.43	$0.44	$2.35
Earnings for the third quarter 2015 benefited from a discrete income tax benefit of $49.3 million related to the Company’s ability to claim additional tax basis in certain assets acquired in the FSB Acquisition.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report set forth on page F-2 is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page F-4.
Item 9B. Other Information
None.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committee, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2017 annual meeting of stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Executive Compensation
For purposes of Item 402 of Regulation S-K, the "named executive officers" of BankUnited, Inc. for the fiscal year ended December 31, 2016 are John A. Kanas, Chairman, President and Chief Executive Officer; Leslie Lunak, Chief Financial Officer; Rajinder P. Singh, Chief Operating Officer and Director; Thomas M. Cornish, President, Florida Bank of BankUnited, N.A. and Joseph Roberto, President, New York Banking Operations of BankUnited, N.A.
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2017 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2017 Proxy Statement is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2017 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2017 Proxy Statement is hereby incorporated by reference.

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
Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 of the Company's Annual Report on Form 10-K filed March 31, 2011
3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed August 15, 2016
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
4.2	Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.3	First Supplemental Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.4	Form of 4.875% Senior Note due 2025 (included as part of Exhibit 4.3 above)	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed November 17, 2015
10.1	BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1b to the Annual Report on Form 10-K of the Company filed February 26, 2015
10.1a	Amendment to the BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1a to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3a	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.3b	BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 11, 2014
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
10.4b
Amendment No. 1, dated February 29, 2012, to Registration Rights Agreement, dated February 2, 2011, by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto
Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.5	Form of indemnification agreement between BankUnited, Inc. and each of its directors and executive officers	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 16, 2011
10.6	BankUnited, Inc. Policy on Incentive Compensation Arrangements	Exhibit 10.6 of the Company's Annual Report on Form 10-K filed February 26, 2015
10.7	Heritage Bank, N.A. 2008 Stock Incentive Plan	Exhibit 10.1 to the Registration Statement on Form S-8 of the Company filed February 29, 2012
10.8	Stock Warrant Agreement, dated as of November 24, 2008, by Heritage Bank, N.A. in favor of the parties listed on Exhibit A thereto	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.9	Supplemental Warrant Agreement, dated as of February 29, 2012, by and between BankUnited, Inc. and Heritage Bank, N.A.	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed March 6, 2012
10.10a	Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and John A. Kanas	Exhibit 10.10 to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.10b	Amendment, dated May 6, 2016, to Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and John A. Kanas	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 6, 2016
10.11a	Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.11 to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.11b	Amendment, dated May 6, 2016, to Amended and Restated Employment Agreement, dated February 2, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 6, 2016
10.11c	Second Amendment, dated January 4, 2017, to Amended and Restated Employment Agreement, dated February 2, 2016, as amended on May 6, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.2 to the Current Report on Form 8-K/A of the Company filed January 4, 2017
10.12	Advisor and Restrictive Covenant Agreement, dated December 29, 2016, by and between BankUnited, Inc. and John A. Kanas	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 3, 2017
10.13	Restricted Share Unit Agreement, dated December 29, 2016, by and between BankUnited, Inc. and Rajinder P. Singh	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 3, 2017

Exhibit Number	Description	Location
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
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

BANKUNITED, INC.
Date:	February 27, 2017	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Leslie N. Lunak
/s/ JOHN A. KANAS	Chairman of the Board of Directors	February 27, 2017
John A. Kanas
/s/ TERE BLANCA	Director	February 27, 2017
Tere Blanca
/s/ EUGENE F. DEMARK	Director	February 27, 2017
Eugene F. Demark
/s/ MICHAEL J. DOWLING	Director	February 27, 2017
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 27, 2017
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 27, 2017
A. Gail Prudenti
/s/ SANJIV SOBTI	Director	February 27, 2017
Sanjiv Sobti
/s/ A. ROBERT TOWBIN	Director	February 27, 2017
A. Robert Towbin
/s/ LYNNE WINES	Director	February 27, 2017
Lynne Wines