Form 10-Q
period 2017-03-31
BankUnited, Inc.
filed 2017-05-09
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2017
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 5, 2017
Common Stock, $0.01 Par Value	106,829,432

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2017

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CET1	Common Equity Tier 1 capital
CECL	Current expected credit losses
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HAMP	Home Affordable Modification Program
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
New Loans	Loans originated or purchased since the FSB Acquisition

ii

Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
UPB	Unpaid principal balance
2014 Plan	2014 Omnibus Equity Incentive Plan

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks:
Non-interest bearing	$31,824	$40,260
Interest bearing	20,200	35,413
Interest bearing deposits at Federal Reserve Bank	187,393	372,640
Cash and cash equivalents	239,417	448,313
Investment securities available for sale, at fair value	6,411,289	6,073,584
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	264,509	284,272
Loans held for sale	32,841	41,198
Loans (including covered loans of $578,596 and $614,042)	19,460,770	19,395,394
Allowance for loan and lease losses	(151,281)	(152,953)
Loans, net	19,309,489	19,242,441
FDIC indemnification asset	459,347	515,933
Bank owned life insurance	239,627	239,736
Equipment under operating lease, net	559,234	539,914
Deferred tax asset, net	53,591	62,940
Goodwill and other intangible assets	77,980	78,047
Other assets	331,407	343,773
Total assets	$27,988,731	$27,880,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,072,894	$2,960,591
Interest bearing	1,634,691	1,523,064
Savings and money market	9,299,436	9,251,593
Time	5,917,343	5,755,642
Total deposits	19,924,364	19,490,890
Federal Home Loan Bank advances	4,774,565	5,239,348
Notes and other borrowings	402,817	402,809
Other liabilities	353,971	328,675
Total liabilities	25,455,717	25,461,722

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 106,839,197 and 104,166,945 shares issued and outstanding	1,068	1,042
Paid-in capital	1,484,398	1,426,459
Retained earnings	988,934	949,681
Accumulated other comprehensive income	58,614	41,247
Total stockholders' equity	2,533,014	2,418,429
Total liabilities and stockholders' equity	$27,988,731	$27,880,151

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans	$236,362	$214,576
Investment securities	43,719	33,541
Other	3,457	2,690
Total interest income	283,538	250,807
Interest expense:
Deposits	34,728	26,626
Borrowings	18,217	17,340
Total interest expense	52,945	43,966
Net interest income before provision for loan losses	230,593	206,841
Provision for (recovery of) loan losses (including $779 and $(731) for covered loans)	12,100	3,708
Net interest income after provision for loan losses	218,493	203,133
Non-interest income:
Income from resolution of covered assets, net	7,305	7,998
Net loss on FDIC indemnification	(6,748)	(6,289)
Service charges and fees	5,077	4,562
Gain (loss) on sale of loans, net (including $1,882 and $(712) related to covered loans)	4,558	1,490
Gain on investment securities available for sale, net	1,636	3,199
Lease financing	13,639	10,600
Other non-interest income	2,677	1,638
Total non-interest income	28,144	23,198
Non-interest expense:
Employee compensation and benefits	59,671	55,460
Occupancy and equipment	18,609	19,268
Amortization of FDIC indemnification asset	44,463	39,694
Deposit insurance expense	5,475	3,692
Professional fees	5,040	2,631
Telecommunications and data processing	3,284	3,333
Depreciation of equipment under operating lease	8,017	6,502
Other non-interest expense	11,998	11,528
Total non-interest expense	156,557	142,108
Income before income taxes	90,080	84,223
Provision for income taxes	27,787	29,349
Net income	$62,293	$54,874
Earnings per common share, basic (see Note 2)	$0.57	$0.51
Earnings per common share, diluted (see Note 2)	$0.57	$0.51
Cash dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$62,293	$54,874
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	16,177	7,719
Reclassification adjustment for net securities gains realized in income	(990)	(1,936)
Net change in unrealized gains on securities available for sale	15,187	5,783
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	431	(25,365)
Reclassification adjustment for net losses realized in income	1,749	3,028
Net change in unrealized losses on derivative instruments	2,180	(22,337)
Other comprehensive income (loss)	17,367	(16,554)
Comprehensive income	$79,660	$38,320

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$62,293	$54,874
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(23,920)	(29,895)
Provision for loan losses	12,100	3,708
Income from resolution of covered assets, net	(7,305)	(7,998)
Net loss on FDIC indemnification	6,748	6,289
Gain on sale of loans, net	(4,558)	(1,490)
(Increase) decrease in cash surrender value of bank owned life insurance	109	(757)
Gain on investment securities available for sale, net	(1,636)	(3,199)
Equity based compensation	4,997	4,288
Depreciation and amortization	14,594	13,219
Deferred income taxes	(1,990)	14,398
Proceeds from sale of loans held for sale	43,202	41,104
Loans originated for sale, net of repayments	(32,066)	(43,150)
Other:
(Increase) decrease in other assets	14,611	(8,364)
Increase (decrease) in other liabilities	(51,771)	15,039
Net cash provided by operating activities	35,408	58,066

Cash flows from investing activities:
Purchase of investment securities available for sale	(659,974)	(810,983)
Proceeds from repayments and calls of investment securities available for sale	139,192	112,742
Proceeds from sale of investment securities available for sale	261,555	221,347
Purchase of non-marketable equity securities	(38,675)	(63,000)
Proceeds from redemption of non-marketable equity securities	58,438	40,375
Purchases of loans	(339,909)	(254,016)
Loan originations, repayments and resolutions, net	290,728	(196,868)
Proceeds from sale of loans, net	45,414	42,536
Decrease in FDIC indemnification asset for claims filed	5,398	10,029
Acquisition of equipment under operating lease, net	(27,337)	(2,474)
Other investing activities	(10,022)	(8,790)
Net cash used in investing activities	(275,192)	(909,102)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	433,474	575,833
Additions to Federal Home Loan Bank advances	1,225,000	1,095,000
Repayments of Federal Home Loan Bank advances	(1,690,000)	(845,000)
Dividends paid	(22,510)	(22,380)
Exercise of stock options	61,519	56
Other financing activities	23,405	25,838
Net cash provided by financing activities	30,888	829,347
Net decrease in cash and cash equivalents	(208,896)	(21,689)
Cash and cash equivalents, beginning of period	448,313	267,500
Cash and cash equivalents, end of period	$239,417	$245,811

Supplemental disclosure of cash flow information:
Interest paid	$46,152	$38,112
Income taxes paid (received), net	$29,598	$(306)

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$1,221	$6,804
Transfers from loans to loans held for sale	$5,190	$—
Dividends declared, not paid	$23,040	$22,480
Unsettled purchases of investment securities available for sale	$55,500	$5,855
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$12,750

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	62,293	17,367	79,660
Dividends	—	—	—	(23,040)	—	(23,040)
Equity based compensation	576,999	6	3,042	—	—	3,048
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(208,855)	(3)	(6,599)	—	—	(6,602)
Exercise of stock options	2,304,108	23	61,496	—	—	61,519
Balance at March 31, 2017	106,839,197	$1,068	$1,484,398	$988,934	$58,614	$2,533,014

Balance at December 31, 2015	103,626,255	$1,036	$1,406,786	$813,894	$22,182	$2,243,898
Comprehensive income	—	—	—	54,874	(16,554)	38,320
Dividends	—	—	—	(22,480)	—	(22,480)
Equity based compensation	572,205	6	4,209	—	—	4,215
Forfeiture of unvested shares	(51,845)	(1)	1	—	—	—
Exercise of stock options	2,500	—	56	—	—	56
Tax benefits from dividend equivalents and equity based compensation	—	—	243	—	—	243
Balance at March 31, 2016	104,149,115	$1,041	$1,411,295	$846,288	$5,628	$2,264,252

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 92 banking centers located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at March 31, 2017. The Bank also offers certain commercial lending and deposit products through national platforms.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplified several aspects of the accounting for share-based payment transactions. The Company adopted this ASU in the first quarter of 2017. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense in the income statement as opposed to being recognized as additional paid-in-capital was applied prospectively and resulted in the recognition of $2.6 million in excess tax benefits in the consolidated statement of income line item "Provision for income taxes" for the three months ended March 31, 2017, increasing net income by the same amount and basic and diluted earnings per share by $0.02. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows; the impact was not material. The Company has elected to continue its current practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU require certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased as a discount will not be impacted. The Company early-adopted this ASU in the first quarter of 2017 with no material impact on the Company's consolidated financial position, results of operations or cash flows.
ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. A company performing the assessment under these amendments is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence, without also considering whether the contingency is related to interest rates or credit risks. The Company adopted this ASU in the first quarter of 2017 with no impact on its consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Financial instruments and lease contracts are generally outside the scope of the ASU as are revenues that are in the scope of ASC 860 "Transfers and Servicing", ASC 460 "Guarantees" and ASC 815 "Derivatives and Hedging". Although management has not completed its evaluation of the impact of adoption of this ASU, substantially all of the Company's revenues have historically been generated from activities that are outside the scope of the ASU. Therefore, management does not expect adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows. Service charges on deposit accounts, which totaled approximately $3 million for the three months ended March 31, 2017, is the most significant category of revenue identified as within the scope of the ASU; management does not expect the amount and timing of recognition of such revenue to be materially impacted by adoption. The FASB has issued subsequent ASUs to clarify certain aspects of ASU 2014-09, without changing the core principle of the guidance and to defer the effective date of ASU 2014-09 to annual periods and interim periods within fiscal years beginning after December 15, 2017. Entities should apply the amendments in this ASU retrospectively to each prior reporting period presented incorporating certain practical expedients, or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU that are expected to be most applicable to the Company 1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's current practice. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017 and will be adopted by means of a cumulative-effect adjustment to the balance sheet, except for amendments related to equity securities without readily determinable fair values, which will be applied prospectively. Although management has not completed its evaluation of the impact of adoption of this ASU, adoption is not expected to have any impact on the Company's consolidated financial position or cash flows. Equity investments for which fair value changes will be recognized in earnings after adoption totaled $88 million and had unrealized gains of $11.7 million at

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

March 31, 2017. Adoption of the ASU will impact the Company's disclosures about the fair value of certain financial instruments.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for lease terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Lessees and lessors are required to apply the provisions of the ASU at the beginning of the earliest period presented using a modified retrospective approach. Management has not completed its evaluation of the impact of adoption of this ASU and is not currently able to reasonably estimate the impact of adoption on the consolidated financial statements; however, the most significant impact is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate leases currently classified as operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and held-to-maturity debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts. The ASU also modifies the current OTTI model for available for sale debt securities requiring an estimate of expected credit losses only when the fair value of an available for sale debt security is below its amortized cost. Credit losses on available for sale debt securities will be limited to the difference between the security's amortized cost basis and its fair value. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Management has not yet completed its evaluation of the impact of adoption of this ASU and is not currently able to reasonably estimate the impact of adoption on the consolidated financial statements; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity will recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Company generally performs its goodwill impairment test in the third quarter of each fiscal year, and intends to early adopt this ASU for the impairment test performed in the third quarter of 2017. While it is not possible to determine the future relationship of the carrying amount of a reporting unit to its fair value, the Company currently has a single reporting unit and historically, the fair value of that reporting unit has substantially exceeded its carrying amount.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2017	2016
Basic earnings per common share:
Numerator:
Net income	$62,293	$54,874
Distributed and undistributed earnings allocated to participating securities	(2,323)	(2,212)
Income allocated to common stockholders for basic earnings per common share	$59,970	$52,662
Denominator:
Weighted average common shares outstanding	105,817,669	103,919,006
Less average unvested stock awards	(1,060,912)	(1,144,795)
Weighted average shares for basic earnings per common share	104,756,757	102,774,211
Basic earnings per common share	$0.57	$0.51
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$59,970	$52,662
Adjustment for earnings reallocated from participating securities	8	9
Income used in calculating diluted earnings per common share	$59,978	$52,671
Denominator:
Weighted average shares for basic earnings per common share	104,756,757	102,774,211
Dilutive effect of stock options	620,761	778,841
Weighted average shares for diluted earnings per common share	105,377,518	103,553,052
Diluted earnings per common share	$0.57	$0.51
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at March 31, 2017 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at March 31, 2017 and 2016, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Unvested shares and share units	1,405,842	1,383,686
Stock options and warrants	1,850,279	1,851,376

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$5,000	$1	$—	$5,001
U.S. Government agency and sponsored enterprise residential MBS	1,717,249	18,750	(1,346)	1,734,653
U.S. Government agency and sponsored enterprise commercial MBS	123,539	893	(2,368)	122,064
Private label residential MBS and CMOs	401,900	42,371	(1,173)	443,098
Private label commercial MBS	1,236,366	12,678	(1,542)	1,247,502
Single family rental real estate-backed securities	759,627	7,235	(524)	766,338
Collateralized loan obligations	487,703	5,858	—	493,561
Non-mortgage asset-backed securities	227,759	2,196	(1,872)	228,083
Preferred stocks	76,095	11,682	(1)	87,776
State and municipal obligations	698,248	6,403	(10,180)	694,471
SBA securities	571,285	9,214	(336)	580,163
Other debt securities	4,034	4,545	—	8,579
	$6,308,805	$121,826	$(19,342)	$6,411,289

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,999	$6	$—	$5,005
U.S. Government agency and sponsored enterprise residential MBS	1,513,028	15,922	(1,708)	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	126,754	670	(2,838)	124,586
Private label residential MBS and CMOs	334,167	42,939	(2,008)	375,098
Private label commercial MBS	1,180,386	9,623	(2,385)	1,187,624
Single family rental real estate-backed securities	858,339	4,748	(1,836)	861,251
Collateralized loan obligations	487,678	868	(1,250)	487,296
Non-mortgage asset-backed securities	187,660	2,002	(2,926)	186,736
Preferred stocks	76,180	12,027	(4)	88,203
State and municipal obligations	705,884	3,711	(11,049)	698,546
SBA securities	517,129	7,198	(421)	523,906
Other debt securities	3,999	4,092	—	8,091
	$5,996,203	$103,806	$(26,425)	$6,073,584
Investment securities held to maturity at March 31, 2017 and December 31, 2016 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at March 31, 2017 and December 31, 2016. The bond matures in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

At March 31, 2017, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$660,943	$674,331
Due after one year through five years	3,367,016	3,410,950
Due after five years through ten years	1,897,722	1,913,320
Due after ten years	307,029	324,912
Preferred stocks with no stated maturity	76,095	87,776
	$6,308,805	$6,411,289
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2017 was 4.7 years. The effective duration of the investment portfolio as of March 31, 2017 was 1.7 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $1.9 billion and $1.8 billion at March 31, 2017 and December 31, 2016, respectively.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Proceeds from sale of investment securities available for sale	$261,555	$221,347

Gross realized gains	$1,636	$3,199
Gross realized losses	—	—
Gain on investment securities available for sale, net	$1,636	$3,199

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$169,106	$(779)	$93,833	$(567)	$262,939	$(1,346)
U.S. Government agency and sponsored enterprise commercial MBS	75,380	(2,368)	—	—	75,380	(2,368)
Private label residential MBS and CMOs	136,532	(857)	7,767	(316)	144,299	(1,173)
Private label commercial MBS	174,484	(1,542)	—	—	174,484	(1,542)
Single family rental real estate-backed securities	61,852	(445)	43,421	(79)	105,273	(524)
Non-mortgage asset-backed securities	140,507	(1,872)	—	—	140,507	(1,872)
Preferred stocks	10,000	(1)	—	—	10,000	(1)
State and municipal obligations	392,957	(10,180)	—	—	392,957	(10,180)
SBA securities	—	—	18,756	(336)	18,756	(336)
	$1,160,818	$(18,044)	$163,777	$(1,298)	$1,324,595	$(19,342)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$191,463	$(628)	$112,391	$(1,080)	$303,854	$(1,708)
U.S. Government agency and sponsored enterprise commercial MBS	89,437	(2,838)	—	—	89,437	(2,838)
Private label residential MBS and CMOs	122,142	(1,680)	8,074	(328)	130,216	(2,008)
Private label commercial MBS	169,535	(2,370)	24,985	(15)	194,520	(2,385)
Single family rental real estate-backed securities	139,867	(842)	176,057	(994)	315,924	(1,836)
Collateralized loan obligations	69,598	(402)	173,983	(848)	243,581	(1,250)
Non-mortgage asset-backed securities	139,477	(2,926)	—	—	139,477	(2,926)
Preferred stocks	10,087	(4)	—	—	10,087	(4)
State and municipal obligations	448,180	(11,049)	—	—	448,180	(11,049)
SBA securities	4,204	(13)	20,076	(408)	24,280	(421)
	$1,383,990	$(22,752)	$515,566	$(3,673)	$1,899,556	$(26,425)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2017 or 2016. The Company does not intend to sell securities that are in significant unrealized loss positions at March 31, 2017 and it is not more likely than

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2017, 88 securities were in unrealized loss positions. The amount of impairment related to 26 of these securities was considered insignificant, totaling approximately $282 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential MBS and commercial MBS
At March 31, 2017, twelve U.S. Government agency and sponsored enterprise residential MBS and four U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. For six fixed rate securities, the impairment was primarily attributable to an increase in medium and long-term market interest rates subsequent to the date of acquisition. For the remaining ten variable rate securities, the amount of impairment was less than 1% of amortized cost and was primarily due to increased spreads subsequent to acquisition. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At March 31, 2017, nine private label residential MBS were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities ranged from less than 1% to 5% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of March 31, 2017. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS:
At March 31, 2017, four private label commercial MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 3% of amortized cost. The unrealized losses were primarily attributable to increases in market interest rates since the purchase of the securities. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At March 31, 2017, four single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. The amount of impairment of each of the individual securities was less than 3% of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Non-mortgage asset-backed securities:
At March 31, 2017, three non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. The amount of impairment of each of the individual securities was 2% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
State and municipal obligations:
At March 31, 2017, 25 state and municipal obligations were in unrealized loss positions, due to increases in market interest rates. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses and management's ability and intent to hold the securities until recovery, the impairments were considered to be temporary.
SBA securities:
At March 31, 2017, one SBA security was in an unrealized loss position. The amount of impairment was less than 2% of amortized cost. This security was purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.
Note 4  Loans and Allowance for Loan and Lease Losses
The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include new loans and commercial and consumer loans acquired in the FSB Acquisition for which loss share coverage has terminated. Loans acquired in the FSB Acquisition are further segregated between ACI loans and non-ACI loans.
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,647,741	$501,443	$34,126	$4,183,310	21.5%
Home equity loans and lines of credit	1,398	5,115	43,710	50,223	0.3%
	3,649,139	506,558	77,836	4,233,533	21.8%
Commercial:
Multi-family	3,736,941	—	—	3,736,941	19.2%
Owner occupied commercial real estate	1,751,642	—	—	1,751,642	9.0%
Non-owner occupied commercial real estate	3,826,433	—	—	3,826,433	19.7%
Construction and land	246,117	—	—	246,117	1.3%
Commercial and industrial	3,259,925	—	—	3,259,925	16.8%
Commercial lending subsidiaries	2,340,620	—	—	2,340,620	12.1%
	15,161,678	—	—	15,161,678	78.1%
Consumer	22,913	—	—	22,913	0.1%
Total loans	18,833,730	506,558	77,836	19,418,124	100.0%
Premiums, discounts and deferred fees and costs, net	48,444	—	(5,798)	42,646
Loans including premiums, discounts and deferred fees and costs	18,882,174	506,558	72,038	19,460,770
Allowance for loan and lease losses	(148,392)	(831)	(2,058)	(151,281)
Loans, net	$18,733,782	$505,727	$69,980	$19,309,489

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

	December 31, 2016
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,422,425	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	3,894	47,629	52,643	0.3%
	3,423,545	536,242	84,304	4,044,091	20.9%
Commercial:
Multi-family	3,824,973	—	—	3,824,973	19.8%
Owner occupied commercial real estate	1,736,858	—	—	1,736,858	9.0%
Non-owner occupied commercial real estate	3,739,235	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	311,436	1.6%
Commercial and industrial	3,391,614	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	2,280,685	11.8%
	15,284,801	—	—	15,284,801	79.0%
Consumer	24,365	—	—	24,365	0.1%
Total loans	18,732,711	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,781,352	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	(2,100)	(152,953)
Loans, net	$18,630,499	$536,242	$75,700	$19,242,441
Included in non-covered loans above are $46 million and $47 million of ACI commercial loans acquired in the FSB Acquisition at March 31, 2017 and December 31, 2016, respectively.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At March 31, 2017 and December 31, 2016, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $648 million and $643 million, respectively.
During the three months ended March 31, 2017 and 2016, the Company purchased 1-4 single family residential loans totaling $340 million and $254 million, respectively.
At March 31, 2017, the Company had pledged real estate loans with UPB of approximately $10.3 billion and recorded investment of approximately $9.5 billion as security for FHLB advances.
At March 31, 2017 and December 31, 2016, the UPB of ACI loans was $1.4 billion and $1.5 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows (in thousands):

Balance at December 31, 2015	$902,565
Reclassifications from non-accretable difference	76,751
Accretion	(303,931)
Balance at December 31, 2016	675,385
Reclassifications from non-accretable difference	28,519
Accretion	(75,251)
Balance at March 31, 2017	$628,653

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended March 31,
	2017	2016
UPB of loans sold	$54,594	$56,853

Cash proceeds, net of transaction costs	$45,414	$42,536
Recorded investment in loans sold	43,532	43,248
Net pre-tax impact on earnings, excluding the impact of FDIC indemnification	$1,882	$(712)

Gain (loss) on FDIC indemnification, net	$(1,502)	$569

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017				2016
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Beginning balance	$11,386	$141,450	$117	$152,953	$15,958	$109,617	$253	$125,828
Provision for (recovery of) loan losses:
ACI loans	831	—	—	831	—	—	—	—
Non-ACI loans	(19)	(33)	—	(52)	(711)	(20)	—	(731)
New loans	(466)	11,829	(42)	11,321	(1,381)	5,842	(22)	4,439
Total provision	346	11,796	(42)	12,100	(2,092)	5,822	(22)	3,708
Charge-offs:
Non-ACI loans	(55)	—	—	(55)	(338)	—	—	(338)
New loans	—	(14,769)	—	(14,769)	—	(3,808)	—	(3,808)
Total charge-offs	(55)	(14,769)	—	(14,824)	(338)	(3,808)	—	(4,146)
Recoveries:
Non-ACI loans	32	33	—	65	66	20	—	86
New loans	—	981	6	987	—	165	3	168
Total recoveries	32	1,014	6	1,052	66	185	3	254
Ending balance	$11,709	$139,491	$81	$151,281	$13,594	$111,816	$234	$125,644
The provision for loan losses on residential ACI loans for the three months ended March 31, 2017 represents impairment of one pool of ACI home equity loans and lines of credit.
Given the emergence of observable loss trends, beginning in the first quarter of 2017, the Company began using its average historical net charge-off rate rather than the peer group average historical loss rate to calculate the quantitative component of the ALLL for the taxi medallion portfolio, with a four-quarter loss experience period, and for Bridge’s equipment and franchise finance portfolios, with a 12-quarter loss experience period.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

In addition, the Company revised the source of proxy loss data used for municipal loans and leases and for the unguaranteed portion of loans partially guaranteed by the SBA. Loss experience for municipal loans and leases is based on the portfolio's external ratings and Moody's historical transition matrix, as opposed to the historical cumulative default curve for municipal obligations that was used previously. For loans that are partially guaranteed by the SBA, the loss factor applied to the unguaranteed portion of these loans is based on the 16-quarter average charge-off rate published by the SBA for each program.
The net impact of these changes on the ALLL at March 31, 2017 was not material.
The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	March 31, 2017				December 31, 2016
	Residential	Commercial	Consumer	Total	Residential	Commercial	Consumer	Total
Allowance for loan and lease losses:
Ending balance	$11,709	$139,491	$81	$151,281	$11,386	$141,450	$117	$152,953
Ending balance: non-ACI and new loans individually evaluated for impairment	$503	$18,439	$—	$18,942	$541	$19,229	$—	$19,770
Ending balance: non-ACI and new loans collectively evaluated for impairment	$10,375	$121,052	$81	$131,508	$10,845	$122,221	$117	$133,183
Ending balance: ACI	$831	$—	$—	$831	$—	$—	$—	$—
Ending balance: non-ACI	$2,058	$—	$—	$2,058	$2,100	$—	$—	$2,100
Ending balance: new loans	$8,820	$139,491	$81	$148,392	$9,286	$141,450	$117	$150,853
Loans:
Ending balance	$4,278,160	$15,159,754	$22,856	$19,460,770	$4,085,511	$15,285,577	$24,306	$19,395,394
Ending balance: non-ACI and new loans individually evaluated for impairment	$12,669	$192,105	$—	$204,774	$12,957	$176,932	$—	$189,889
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,758,933	$14,921,447	$22,850	$18,703,230	$3,536,312	$15,061,707	$24,299	$18,622,318
Ending balance: ACI loans	$506,558	$46,202	$6	$552,766	$536,242	$46,938	$7	$583,187
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

The tables below present information about loans or ACI pools identified as impaired at the dates indicated (in thousands):

	March 31, 2017			December 31, 2016
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
Home equity loans and lines of credit	$3	$3	$—	$—	$—	$—
Owner occupied commercial real estate	12,998	13,000	—	16,834	16,894	—
Non-owner occupied commercial real estate	—	—	—	510	512	—
Construction and land	1,238	1,238	—	1,238	1,238	—
Commercial and industrial
Taxi medallion loans	37,410	37,410	—	18,107	18,107	—
Other commercial and industrial	6,062	6,075	—	6,172	6,172	—
Commercial lending subsidiaries	9,895	9,747	—	10,620	10,510	—
With a specific allowance recorded:
1-4 single family residential	653	637	21	561	546	12
Multi-family	2,732	2,710	40	—	—	—
Owner occupied commercial real estate	4,171	4,169	3,737	491	513	263
Construction and land	3,120	3,120	15	—	—	—
Commercial and industrial
Taxi medallion loans	52,111	52,122	5,379	73,131	73,147	5,948
Other commercial and industrial	42,285	42,283	6,132	29,452	29,463	9,168
Commercial lending subsidiaries	20,943	20,873	3,136	21,712	21,605	3,850
Total:
Residential	$656	$640	$21	$561	$546	$12
Commercial	192,965	192,747	18,439	178,267	178,161	19,229
	$193,621	$193,387	$18,460	$178,828	$178,707	$19,241
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$1,168	$1,381	$—	$1,169	$1,391	$—
Home equity loans and lines of credit	2,430	2,460	—	2,255	2,286	—
With a specific allowance recorded:
1-4 single family residential	1,274	1,507	170	1,272	1,514	181
Home equity loans and lines of credit	7,141	7,229	312	7,700	7,804	348
	$12,013	$12,577	$482	$12,396	$12,995	$529
ACI loans:
With a specific allowance recorded:
Home equity loans and lines of credit	$5,115	$33,287	$831	$—	$—	$—
Impaired loans include commercial real estate ACI loans modified in TDRs with a carrying value of $860 thousand and $1.3 million as of March 31, 2017 and December 31, 2016, respectively. Interest income recognized on impaired loans and pools was approximately $2.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

The following table presents the average recorded investment in impaired loans or ACI pools for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017			2016
		Covered Loans			Covered Loans
	Non-Covered Loans	Non-ACI Loans	ACI Loans	Non-Covered Loans	Non-ACI Loans	ACI Loans
Residential:
1-4 single family residential	$607	$2,442	$—	$119	$3,454	$—
Home equity loans and lines of credit	2	9,763	2,558	—	8,542	—
	609	$12,205	$2,558	119	$11,996	$—
Commercial:
Multi-family	1,366			—
Owner occupied commercial real estate	17,247			8,276
Non-owner occupied commercial real estate	255			1,048
Construction and land	2,798			—
Commercial and industrial	132,365			44,402
Commercial lending subsidiaries	31,585			10,520
	185,616			64,246
	$186,225			$64,365
The following table presents the recorded investment in new and non-ACI loans on non-accrual status as of the dates indicated (in thousands):

	March 31, 2017		December 31, 2016
	Non-Covered Loans	Non-ACI Loans	Non-Covered Loans	Non-ACI Loans
Residential:
1-4 single family residential	$1,704	$917	$566	$918
Home equity loans and lines of credit	—	1,936	—	2,283
	1,704	$2,853	566	$3,201
Commercial:
Owner occupied commercial real estate	20,809		19,439
Non-owner occupied commercial real estate	2,111		559
Construction and land	1,238		1,238
Commercial and industrial
Taxi medallion loans	59,420		60,660
Other commercial and industrial	12,965		16,036
Commercial lending subsidiaries	31,125		32,645
	127,668		130,577
Consumer	2		2
	$129,374		$131,145
New and non-ACI loans contractually delinquent by 90 days or more and still accruing totaled $0.6 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively. The amount of additional interest income that would have

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.4 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.
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
The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for new loans, based on original LTV and FICO score:

	March 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$91,918	$110,939	$177,771	$795,572	$1,176,200
60% - 70%	90,425	101,488	133,344	546,487	871,744
70% - 80%	118,455	158,638	295,817	976,799	1,549,709
More than 80%	21,335	10,460	17,588	51,130	100,513
	$322,133	$381,525	$624,520	$2,369,988	$3,698,166

	December 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$87,035	$113,401	$163,668	$751,291	$1,115,395
60% - 70%	80,694	94,592	124,180	523,970	823,436
70% - 80%	110,509	148,211	276,425	907,450	1,442,595
More than 80%	22,115	9,058	15,470	42,280	88,923
	$300,353	$365,262	$579,743	$2,224,991	$3,470,349

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Commercial credit exposure, based on internal risk rating:

	March 31, 2017
					Commercial and Industrial
	Multi-Family	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Construction and Land	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,694,084	$1,692,267	$3,774,873	$237,093	$29,323	$2,999,827	$2,316,442	$14,743,909
Special mention	—	24,701	14,623	—	—	12,645	—	51,969
Substandard	47,252	29,176	28,608	8,714	139,148	70,304	31,915	355,117
Doubtful	—	4,047	—	—	247	3,320	1,145	8,759
	$3,741,336	$1,750,191	$3,818,104	$245,807	$168,718	$3,086,096	$2,349,502	$15,159,754

	December 31, 2016
					Commercial and Industrial
	Multi-Family	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Construction and Land	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,811,822	$1,672,199	$3,694,931	$309,675	$40,460	$3,112,590	$2,255,444	$14,897,121
Special mention	12,000	33,274	7,942	—	—	19,009	—	72,225
Substandard	5,852	30,377	28,935	1,238	138,035	68,704	31,572	304,713
Doubtful	—	—	—	—	178	8,162	3,178	11,518
	$3,829,674	$1,735,850	$3,731,808	$310,913	$178,673	$3,208,465	$2,290,194	$15,285,577

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	March 31, 2017					December 31, 2016
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential	$3,691,337	$4,537	$980	$1,312	$3,698,166	$3,457,606	$10,355	$325	$2,063	$3,470,349
Home equity loans and lines of credit	1,398	—	—	—	1,398	1,120	—	—	—	1,120
Multi-family	3,741,336	—	—	—	3,741,336	3,829,674	—	—	—	3,829,674
Owner occupied commercial real estate	1,737,362	2,684	—	10,145	1,750,191	1,726,826	1,557	797	6,670	1,735,850
Non-owner occupied commercial real estate	3,812,865	3,671	—	1,568	3,818,104	3,730,470	754	—	584	3,731,808
Construction and land	244,569	—	—	1,238	245,807	309,675	—	—	1,238	310,913
Commercial and industrial
Taxi medallion loans	142,736	16,085	4,918	4,979	168,718	137,856	7,037	4,563	29,217	178,673
Other commercial and industrial	3,080,848	2,618	785	1,845	3,086,096	3,198,008	2,515	954	6,988	3,208,465
Commercial lending subsidiaries	2,343,862	—	—	5,640	2,349,502	2,284,435	12	3,247	2,500	2,290,194
Consumer	22,856	—	—	—	22,856	24,306	—	—	—	24,306
	$18,819,169	$29,595	$6,683	$26,727	$18,882,174	$18,699,976	$22,230	$9,886	$49,260	$18,781,352
Covered loans:
Non-ACI loans:
1-4 single family residential	$27,259	$683	$—	$917	$28,859	$29,406	$481	$—	$918	$30,805
Home equity loans and lines of credit	39,292	1,534	417	1,936	43,179	43,129	1,255	534	2,077	46,995
	$66,551	$2,217	$417	$2,853	$72,038	$72,535	$1,736	$534	$2,995	$77,800
ACI loans:
1-4 single family residential	$473,411	$9,839	$2,027	$16,166	$501,443	$500,272	$13,524	$2,990	$15,562	$532,348
Home equity loans and lines of credit	4,608	101	5	401	5,115	3,460	148	23	263	3,894
	$478,019	$9,940	$2,032	$16,567	$506,558	$503,732	$13,672	$3,013	$15,825	$536,242
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $17 million and $16 million, at March 31, 2017 and December 31, 2016, respectively.
Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $3 million and $5 million at March 31, 2017 and December 31, 2016, respectively. The recorded investment in residential mortgage loans in the process of foreclosure totaled $10 million and $8 million at March 31, 2017 and December 31, 2016, respectively, substantially all of which were covered loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Troubled debt restructurings:
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2017 and 2016, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017				2016
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	1	$96	1	$96	—	$—	—	$—
Home equity loans and lines of credit	1	3	—	—	—	—	—	—
Multi-family	1	2,732	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—	1	546
Construction and land	1	3,120	—	—	—	—	—	—
Commercial and industrial
Taxi medallion loans	31	24,927	12	6,875	24	17,317	4	2,713
Other commercial and industrial	11	18,709	1	796	—	—	—	—
Commercial lending subsidiaries	1	13,630	1	2,500	—	—	—	—
	47	$63,217	15	$10,267	24	$17,317	5	$3,259
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	1	$144	—	$—	2	$314	1	$278
Modifications during the three months ended March 31, 2017 and 2016 included interest rate reductions, restructuring of the amount and timing of required periodic payments and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.
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
March 31, 2017

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017			2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(779)	$557	$(222)	$731	$(603)	$128
Income from resolution of covered assets, net	7,305	(5,805)	1,500	7,998	(6,398)	1,600
Gain (loss) on sale of covered loans	1,882	(1,502)	380	(712)	569	(143)
Loss on covered OREO	(5)	2	(3)	(162)	143	(19)
	$8,403	$(6,748)	$1,655	$7,855	$(6,289)	$1,566
Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the three months ended March 31, 2017 and the year ended December 31, 2016, were as follows (in thousands):

Balance at December 31, 2015	$739,843
Amortization	(160,091)
Reduction for claims filed	(46,083)
Net loss on FDIC indemnification	(17,759)
Balance at December 31, 2016	515,910
Amortization	(44,463)
Reduction for claims filed	(5,398)
Net loss on FDIC indemnification	(6,748)
Balance at March 31, 2017	$459,301
The balances at March 31, 2017 and December 31, 2016 are reflected in the consolidated balance sheets as follows (in thousands):

	March 31, 2017	December 31, 2016
FDIC indemnification asset	$459,347	$515,933
Other liabilities	(46)	(23)
	$459,301	$515,910
Note 6    Income Taxes
The Company’s effective income tax rate was 30.8% and 34.8% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate differed from the statutory federal income tax rate of 35% in both periods due primarily to the effect of income not subject to tax, offset by state income taxes. In addition, the effective income tax rate for the three months ended March 31, 2017 reflected the impact of $2.6 million in excess tax benefits resulting from activity related to vesting of share-based awards and exercise of stock options.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $69 million and $71 million at March 31, 2017 and December 31, 2016, respectively. Unfunded

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $43 million and $53 million at March 31, 2017 and December 31, 2016, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at March 31, 2017 was approximately $73 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a significant impact on income tax expense for the three months ended March 31, 2017 and 2016.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2017 and 2016 was not material.
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
The CME amended its rules effective January 2017 to legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at March 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2017
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.62%	3-Month Libor	3.4	$1,945,000	Other assets / Other liabilities	$1,815	$(994)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.50%	3-Month Libor	10.2	270,000	Other assets / Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.76%	Indexed to 1-month Libor	6.5	903,291	Other assets / Other liabilities	10,001	(17,844)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.76%	6.5	903,291	Other assets / Other liabilities	17,892	(11,070)
Interest rate caps purchased, indexed to 1-month Libor			2.96%	2.1	163,664	Other assets	139	—
Interest rate caps sold, indexed to 1-month Libor		2.96%		2.1	163,664	Other liabilities	—	(139)
					$4,348,910		$29,847	$(30,047)

	December 31, 2016
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.58%	3-Month Libor	3.3	$1,715,000	Other assets / Other liabilities	$19,648	$(3,112)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.43%	3-Month Libor	10.5	300,000	Other liabilities	—	(27,866)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.77%	Indexed to 1-month Libor	6.8	912,000	Other assets / Other liabilities	9,949	(20,383)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.77%	6.8	912,000	Other assets / Other liabilities	20,383	(9,949)
Interest rate caps purchased, indexed to 1-month Libor			2.96%	2.3	189,057	Other assets	252	—
Interest rate caps sold, indexed to 1-month Libor		2.96%		2.3	189,057	Other liabilities	—	(252)
					$4,217,114		$50,232	$(61,562)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

During the three months ended March 31, 2017 and 2016, the amount of loss reclassified from AOCI into interest expense (effective portion) was $2.9 million and $5.0 million, respectively.
During the three months ended March 31, 2017 and 2016, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2017, the amount of loss expected to be reclassified from AOCI into earnings during the next twelve months was $6.5 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2017
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$11,955	$—	$11,955	$(8,522)	$(2,814)	$619
Derivative liabilities	(18,838)	—	(18,838)	8,522	10,316	—
	$(6,883)	$—	$(6,883)	$—	$7,502	$619

	December 31, 2016
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$29,849	$—	$29,849	$(27,485)	$—	$2,364
Derivative liabilities	(51,362)	—	(51,362)	27,485	23,796	(81)
	$(21,513)	$—	$(21,513)	$—	$23,796	$2,283
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At March 31, 2017, the Company had pledged investment securities available for sale with a carrying amount of $19 million and cash on deposit of $17 million as collateral for interest rate swaps in a liability position. Financial collateral of $2.8 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$26,739	$(10,562)	$16,177	$12,759	$(5,040)	$7,719
Amounts reclassified to gain on investment securities available for sale, net	(1,636)	646	(990)	(3,199)	1,263	(1,936)
Net change in unrealized gains on investment securities available for sale	25,103	(9,916)	15,187	9,560	(3,777)	5,783
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	713	(282)	431	(41,926)	16,561	(25,365)
Amounts reclassified to interest expense on borrowings	2,891	(1,142)	1,749	5,004	(1,976)	3,028
Net change in unrealized losses on derivative instruments	3,604	(1,424)	2,180	(36,922)	14,585	(22,337)
Other comprehensive income (loss)	$28,707	$(11,340)	$17,367	$(27,362)	$10,808	$(16,554)
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	15,187	2,180	17,367
Balance at March 31, 2017	$62,244	$(3,630)	$58,614

Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income	5,783	(22,337)	(16,554)
Balance at March 31, 2016	$47,318	$(41,690)	$5,628

Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
During the three months ended March 31, 2017, the Company granted 576,999 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $37.60 to $40.84, and had an aggregate fair value of $23.5 million. The total unrecognized compensation cost of $34.2 million for all unvested share awards outstanding at March 31, 2017 will be recognized over a weighted average remaining period of 2.31 years.
During the three months ended March 31, 2016, the Company granted 572,205 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

valued at the closing price of the Company’s common stock on the date of grant of $30.71, and had an aggregate fair value of $17.6 million.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and vest in equal tranches over three years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of a three-year performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
The first tranche of RSUs granted vested on December 31, 2016. The Company cash settled these share units in the amount of $0.8 million during the three months ended March 31, 2017. As a result of this cash settlement, all RSUs and PSUs have been determined to be liability instruments and will be remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
During the three months ended March 31, 2017, 47,848 RSUs and 47,848 PSUs were granted. During the three months ended March 31, 2016, 57,873 RSUs and 57,873 PSUs were granted. The performance criteria established for the PSUs granted in 2017 and 2016 include both performance and market conditions. The total liability for the share units was $1.4 million at March 31, 2017. The total unrecognized compensation cost of $7.6 million for these share units at March 31, 2017 will be recognized over a weighted average remaining period of 2.46 years.
The 576,999 unvested share awards granted in the first quarter of 2017, as discussed above, included 25,321 unvested share awards granted to certain of the Company's executives based on the achievement of performance criteria pre-established by the Compensation Committee.
Option Awards
A summary of activity related to stock option awards for the three months ended March 31, 2017 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2016	3,602,076	$26.74
Exercised	(2,304,108)	26.70
Option awards outstanding and exercisable, March 31, 2017	1,297,968	$26.81
Activity related to stock option awards for the three months ended March 31, 2016 was not significant. The intrinsic value of options exercised and the related tax benefit was $25.3 million and $3.8 million, respectively, during the three months ended March 31, 2017.
Note 10    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise MBS, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, single family rental real estate-backed securities, certain private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label MBS and trust preferred securities. The Company typically values these securities using third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$5,001	$—	$—	$5,001
U.S. Government agency and sponsored enterprise residential MBS	—	1,734,653	—	1,734,653
U.S. Government agency and sponsored enterprise commercial MBS	—	122,064	—	122,064
Private label residential MBS and CMOs	—	328,268	114,830	443,098
Private label commercial MBS	—	1,247,502	—	1,247,502
Single family rental real estate-backed securities	—	766,338	—	766,338
Collateralized loan obligations	—	493,561	—	493,561
Non-mortgage asset-backed securities	—	228,083	—	228,083
Preferred stocks	65,598	22,178	—	87,776
State and municipal obligations	—	694,471	—	694,471
SBA securities	—	580,163	—	580,163
Other debt securities	—	3,648	4,931	8,579
Servicing rights	—	—	29,049	29,049
Derivative assets	—	29,847	—	29,847
Total assets at fair value	$70,599	$6,250,776	$148,810	$6,470,185
Derivative liabilities	$—	$30,047	$—	$30,047
Total liabilities at fair value	$—	$30,047	$—	$30,047

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

	December 31, 2016
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
There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.
The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended March 31,
	2017			2016
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$120,610	$4,572	$27,159	$140,883	$4,532	$20,017
Gains (losses) for the period included in:
Net income	—	—	(192)	—	—	(2,003)
Other comprehensive income	(1,023)	349	—	(1,429)	(216)	—
Discount accretion	1,462	34	—	1,611	27	—
Purchases or additions	—	—	2,082	—	—	6,830
Sales	—	—	—	—	—	—
Settlements	(6,219)	(24)	—	(5,971)	(13)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$114,830	$4,931	$29,049	$135,094	$4,330	$24,844
Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to discount rates and valuation assumptions, as well as other

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

changes such as runoff and the passage of time. The amount of unrealized gains included in earnings for the three months ended March 31, 2017 that were related to servicing rights held at March 31, 2017 totaled approximately $0.7 million and were primarily due to changes in discount rates and valuation assumptions.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2017 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $115 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at March 31, 2017 were 17.9%, 11.9% and 1.5% for investment grade, non-investment grade and option-arm securities, respectively. There were $27 million of option-arm securities with a subordination level of zero at March 31, 2017.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of March 31, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2017
Investment grade	$52,059	Discounted cash flow	Voluntary prepayment rate	2.75% - 23.05% (14.10%)
			Probability of default	0.00% - 4.50% (1.22%)
			Loss severity	15.00% - 92.70% (34.94%)
			Discount rate	2.63% - 6.67% (3.96%)

Non-investment grade	$34,166	Discounted cash flow	Voluntary prepayment rate	0.56% - 35.83% (15.29%)
			Probability of default	0.25% - 4.61% (1.43%)
			Loss severity	15.00% - 92.70% (38.14%)
			Discount rate	3.00% - 24.07% (6.26%)

Option-arm (non-investment grade)	$28,605	Discounted cash flow	Voluntary prepayment rate	6.12% - 6.12% (6.12%)
			Probability of default	1.22% - 2.75% (1.30%)
			Loss severity	45.00% - 69.00% (46.28%)
			Discount rate	4.06% - 8.20% (6.22%)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of March 31, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	March 31, 2017
Residential MSRs	$17,211	Discounted cash flow	Prepayment rate	5.18% - 22.98% (10.82%)
			Discount rate	9.50% - 9.57% (9.51%)

Commercial servicing rights	$11,838	Discounted cash flow	Prepayment rate	0.24% - 9.47% (7.60%)
			Discount rate	7.65% - 13.36% (12.03%)
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
Impaired loans, OREO and other repossessed assets—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate, taxi medallions, or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets, other than taxi medallions, or collateral consisting of other business assets may be based on third-party appraisals or internal analyses that use market approaches to valuation incorporating primarily unobservable inputs.
The fair value of New York City taxi medallions is based primarily on an internal analysis that utilizes an income approach to valuation. This analysis utilizes data obtained from the New York City Taxi and Limousine Commission about the fleet in general and in some cases, our portfolio specifically, and management's assumptions, based on external data when available, about revenues, costs and expenses, to estimate the value that can reasonably be supported by the cash flow generating capacity of a medallion. We also consider prices of recent medallion transfers as published by the Taxi and Limousine Commission; however, the market for taxi medallions is illiquid and information about the circumstances underlying observed transfers is unavailable, therefore, information about recent transfers is not considered sufficient to establish a reliable estimate of value. The Company's medallion valuations fall within the range of published transfer prices over the last six months. Taxi medallions in municipalities other than New York City are generally valued based on published information about recent transfer prices; the valuation of these assets did not have a significant impact on the Company's consolidated financial statements for any period presented as the taxi medallion portfolio is heavily concentrated in New York City.
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
March 31, 2017

The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	March 31, 2017				Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$—	$5,535	$5,535	$(233)
Impaired loans	$—	$—	$76,513	$76,513	$(3,602)

	March 31, 2016				Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$—	$7,553	$7,553	$(8)
Impaired loans	$—	$—	$26,777	$26,777	$(3,425)
Impaired loans at March 31, 2017 included in the table above included $53.3 million of taxi medallion loans, the majority of which were in New York City. Losses of $1.9 million were recognized on impaired taxi medallion loans during the period. Decreases in the value of medallions are largely driven by decreases in revenues generated from the medallions. Inputs that had the most significant impact on the valuation of New York City taxi medallions at March 31, 2017 are presented below:

Average Amount
Average fare per trip	$16
Number of trips per shift	16
Days worked per month	26
Second shift rental achievement	53%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$239,417	$239,417	$448,313	$448,313
Investment securities available for sale	1/2/3	6,411,289	6,411,289	6,073,584	6,073,584
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	264,509	264,509	284,272	284,272
Loans held for sale	2	32,841	36,333	41,198	45,833
Loans:
Covered	3	575,707	1,128,124	611,942	1,200,291
Non-covered	3	18,733,782	18,777,004	18,630,499	18,713,495
FDIC Indemnification asset	3	459,347	222,169	515,933	256,691
Accrued interest receivable	2	72,281	72,281	72,305	72,305
Derivative assets	2	29,847	29,847	50,232	50,232
Liabilities:
Demand, savings and money market deposits	2	$14,007,021	$14,007,021	$13,735,248	$13,735,248
Time deposits	2	5,917,343	5,919,313	5,755,642	5,759,787
FHLB advances	2	4,774,565	4,778,580	5,239,348	5,244,188
Notes and other borrowings	2	402,817	415,362	402,809	403,733
Accrued interest payable	2	14,266	14,266	7,923	7,923
Derivative liabilities	2	30,047	30,047	61,562	61,562
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2017

Covered loans
Fair values are estimated based on a discounted cash flow analysis. Estimates of future cash flows incorporate various factors that may include the type of loan and related collateral, estimated collateral values, estimated voluntary prepayment rates, estimated default probability and loss severity given default, whether the interest rate is fixed or variable, term of loan and whether or not the loan is amortizing. The fair values of loans accounted for in pools are estimated on a pool basis. Discount rates for residential loans are based on observable fixed income market data for products with similar credit characteristics.
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
Note 11     Commitments and Contingencies
The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Unfunded commitments under lines of credit include $11.3 million available under non-cancellable commitments in effect at the date of the FSB Acquisition, which are covered under the Single Family Shared-Loss Agreement if prescribed conditions are met.
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
March 31, 2017

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
Total lending related commitments outstanding at March 31, 2017 were as follows (in thousands):

Commitments to fund loans	$546,326
Commitments to purchase loans	298,816
Unfunded commitments under lines of credit	2,193,998
Commercial and standby letters of credit	97,587
$3,136,727
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2017 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report on Form 10-K”).
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2016 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
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
Performance highlights include:

•
Net income for the three months ended March 31, 2017 was $62.3 million, or $0.57 per diluted share, compared to $54.9 million, or $0.51 per diluted share for the three months ended March 31, 2016. Earnings for the first quarter of 2017 generated an annualized return on average stockholders' equity of 10.08% and a return on average assets of 0.91%.

•
Net interest income increased by $23.8 million to $230.6 million for the quarter ended March 31, 2017 from $206.8 million for the quarter ended March 31, 2016. Interest income increased by $32.7 million, primarily driven by increases in the average balances of loans and investment securities outstanding. Interest expense increased by $9.0 million due primarily to an increase in average interest bearing liabilities.

•
The net interest margin, calculated on a tax-equivalent basis, increased to 3.70% for the quarter ended March 31, 2017 from 3.67% for the immediately preceding quarter ended December 31, 2016. The net interest margin was 3.83% for the quarter ended March 31, 2016. The origination of new loans at current market yields lower than those on covered loans contributed to the decline in the net interest margin when compared to the quarter ended March 31, 2016.

•
The provision for loan losses increased to $12.1 million for the quarter ended March 31, 2017 from $3.7 million for the quarter ended March 31, 2016. The most significant factor contributing to this increase was an increase in the provision related to the taxi medallion portfolio.

•
Total deposits increased by $433 million for the quarter ended March 31, 2017 to $19.9 billion. New loans and leases, including equipment under operating lease, grew by $121 million during the quarter. Loan growth was negatively impacted during the quarter by seasonal trends in the mortgage warehouse and commercial and industrial lines of business.

•
At March 31, 2017, 97.3% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.69% and the ratio of non-covered non-performing assets to total assets was 0.49% at March 31, 2017. Non-performing taxi medallion loans comprised 0.31% of total non-covered loans and 0.21% of total assets at March 31, 2017.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 8.7%, CET1 and Tier 1 risk-based capital ratios of 11.8% and a Total risk-based capital ratio of 12.6% at March 31, 2017.

•
Book value per common share grew to $23.71 at March 31, 2017, a 9.1% increase from March 31, 2016. Tangible book value per common share increased by 9.5% over the same period, to $22.98 at March 31, 2017.

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
Net interest income is also impacted by the accounting for ACI loans acquired in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 2.8% and 3.0% of total loans, including premiums, discounts and deferred fees and costs, at March 31, 2017 and December 31, 2016, respectively. As this trend continues, assuming an otherwise stable interest rate environment, we would expect our net interest margin and interest rate spread to continue to decrease over the remaining term of the Loss Sharing Agreements.
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

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$18,723,610	$167,984	3.62%	$15,924,711	$143,838	3.63%
Covered loans	603,668	75,153	49.83%	793,787	75,789	38.21%
Total loans	19,327,278	243,137	5.07%	16,718,498	219,627	5.27%
Investment securities (3)	6,252,466	47,087	3.01%	5,156,660	35,775	2.78%
Other interest earning assets	572,187	3,457	2.45%	501,837	2,690	2.15%
Total interest earning assets	26,151,931	293,681	4.52%	22,376,995	258,092	4.62%
Allowance for loan and lease losses	(156,023)			(129,429)
Non-interest earning assets	1,810,592			2,005,478
Total assets	$27,806,500			$24,253,044
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,565,188	2,685	0.70%	$1,149,664	1,801	0.63%
Savings and money market deposits	9,258,827	15,421	0.68%	8,107,794	11,998	0.60%
Time deposits	5,672,223	16,622	1.19%	4,769,673	12,827	1.08%
Total interest bearing deposits	16,496,238	34,728	0.85%	14,027,131	26,626	0.76%
FHLB advances	4,948,870	12,899	1.06%	4,231,627	12,018	1.14%
Notes and other borrowings	402,818	5,318	5.28%	403,294	5,323	5.28%
Total interest bearing liabilities	21,847,926	52,945	0.98%	18,662,052	43,967	0.95%
Non-interest bearing demand deposits	3,043,059			2,909,792
Other non-interest bearing liabilities	408,931			419,863
Total liabilities	25,299,916			21,991,707
Stockholders' equity	2,506,584			2,261,337
Total liabilities and stockholders' equity	$27,806,500			$24,253,044
Net interest income		$240,736			$214,125
Interest rate spread			3.54%			3.67%
Net interest margin			3.70%			3.83%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $6.8 million, and $5.1 million, and the tax-equivalent adjustment for tax-exempt investment securities was $3.4 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Annualized

(3)	At fair value except for securities held to maturity
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Net interest income, calculated on a tax-equivalent basis, was $240.7 million for the three months ended March 31, 2017 compared to $214.1 million for the three months ended March 31, 2016, an increase of $26.6 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $35.6 million, offset by an increase in interest expense of $9.0 million.
The increase in tax-equivalent interest income was comprised primarily of a $23.5 million increase in interest income from loans and an $11.3 million increase in interest income from investment securities.

Increased interest income from loans was attributable to a $2.6 billion increase in the average balance outstanding partially offset by a 0.20% decrease in the tax-equivalent yield to 5.07% for the three months ended March 31, 2017 from 5.27% for the three months ended March 31, 2016. Offsetting factors contributing to the overall decline in the yield on loans included:

•
Non-covered loans, substantially all of which were new loans originated at lower market rates of interest, comprised a greater percentage of the portfolio for the three months ended March 31, 2017 than for the comparable period in 2016. Non-covered loans represented 96.9% of the average balance of loans outstanding for the three months ended March 31, 2017 compared to 95.3% for the three months ended March 31, 2016. We would expect the impact of growth of the non-covered loan portfolio to lead to further declines in the overall yield on loans, given an otherwise stable interest rate environment.

•
Interest income on covered loans totaled $75.2 million and $75.8 million for the three months ended March 31, 2017 and 2016, respectively. The tax-equivalent yield on those loans increased to 49.83% for the three months ended March 31, 2017 from 38.21% for the three months ended March 31, 2016. The increase in the yield on covered loans resulted primarily from improvements in expected cash flows for ACI loans.

The average balance of investment securities increased by $1.1 billion for the three months ended March 31, 2017 from the three months ended March 31, 2016 while the tax-equivalent yield increased to 3.01% from 2.78%. The most significant factors contributing to the increase in the tax-equivalent yield were (i) changes in portfolio composition, including growth in the municipal and collateralized loan obligation portfolios, (ii) resetting of coupon rates on floating-rate securities following the FRB's interest rate increases in the fourth quarter of 2016 and first quarter of 2017 and (iii) net purchases of securities at higher yields..
The components of the increase in interest expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 were an $8.1 million increase in interest expense on deposits and a $0.9 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $2.5 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.09% to 0.85% for the three months ended March 31, 2017 from 0.76% for the three months ended March 31, 2016. These cost increases were generally driven by growth of deposits in competitive markets and a rising market interest rate environment.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended March 31, 2017 was 3.70% as compared to 3.83% for the three months ended March 31, 2016. The interest rate spread decreased to 3.54% for the three months ended March 31, 2017 from 3.67% for the three months ended March 31, 2016. The declines in net interest margin and interest rate spread resulted primarily from the factors discussed above. Given an otherwise stable interest rate environment, we would expect the net interest margin and interest rate spread to continue to decline as new loans originated at lower current market rates of interest continue to grow and higher yielding covered loans are collected or resolved. Expected trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, by the mix of interest earning assets and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.
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
For the three months ended March 31, 2017 and 2016, we recorded provisions for loan losses of $11.3 million and $4.4 million, respectively, related to new loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
The most significant reason for the increase in the provision for loan losses related to new loans for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, was an increase of $8.3 million in the provision related to taxi medallion loans. Other factors impacting the variance were (i) an increase in the provision related to impaired loans in other portfolio segments, partially offset by (ii) a net decrease in the relative impact on the provision of changes in quantitative and qualitative loss factors and (iii) the impact of lower loan growth for the first quarter of 2017. See the section entitled "Analysis of the Allowance for Loan and Lease Losses" below for further discussion.
For the three months ended March 31, 2017 and 2016, we recorded provisions for (recovery of) loan losses of $0.8 million and $(0.7) million, respectively, related to covered loans. The provision for the three months ended March 31, 2017 related primarily to impairment recognized on an ACI HELOC pool. As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on the FDIC indemnification asset, recorded in non-interest income.
Non-Interest Income
The Company reported non-interest income of $28.1 million and $23.2 million for three months ended March 31, 2017 and 2016, respectively. A significant portion of our non-interest income has historically related to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Income from resolution of covered assets, net	$7,305	$7,998
Gain (loss) on sale of covered loans, net	1,882	(712)
Net loss on FDIC indemnification	(6,748)	(6,289)
Mortgage insurance income, modification incentives and expenses reimbursed by the FDIC, net	313	(184)
Non-interest income related to the covered assets	2,752	813
Service charges and fees	5,077	4,562
Gain on sale of non-covered loans	2,676	2,202
Gain on investment securities available for sale, net	1,636	3,199
Lease financing	13,639	10,600
Other non-interest income	2,364	1,822
	$28,144	$23,198
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
See Note 5 to the consolidated financial statements for further details about the components of these gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the three months ended March 31, 2017 and 2016.
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
The following table provides further detail of the components of income from resolution of covered assets, net, for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Payments in full	$7,427	$8,033
Other	(122)	(35)
Income from resolution of covered assets, net	$7,305	$7,998
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
The following table summarizes the gain (loss) recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Gain (loss) on sale of covered loans	$1,882	$(712)
Net gain (loss) on FDIC indemnification	(1,502)	569
Net impact on pre-tax earnings	$380	$(143)
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
Other components of non-interest income
Year over year increases in service charges and fees and income from lease financing corresponded to the growth in deposits, loans and the portfolio of equipment under operating lease.
The increase in gain on sale of non-covered loans for the three months ended March 31, 2017 compared to the corresponding period in 2016 related primarily to gains on sales of loans by SBF. Such gains totaled $2.7 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively.
Gains on investment securities available for sale for the three months ended March 31, 2017 and 2016 related to sales of securities in the normal course of managing liquidity, portfolio duration and yield.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Employee compensation and benefits	$59,671	$55,460
Occupancy and equipment	18,609	19,268
Amortization of FDIC indemnification asset	44,463	39,694
Deposit insurance expense	5,475	3,692
Professional fees	5,040	2,631
Telecommunications and data processing	3,284	3,333
Depreciation of equipment under operating lease	8,017	6,502
Other non-interest expense	11,998	11,528
	$156,557	$142,108
Annualized non-interest expense as a percentage of average assets was 2.3% and 2.4% for the three months ended March 31, 2017 and 2016, respectively. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.6% and 1.7% for the three months ended March 31, 2017 and 2016, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three months ended March 31, 2017 increased by $4.2 million compared to the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 primarily reflected general increases in salaries, equity based compensation, bonus and incentive accruals and the cost of benefits.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $44.5 million and $39.7 million, respectively, for the three months ended March 31, 2017 and 2016.
The FDIC indemnification asset was initially recorded at its estimated fair value of $3.4 billion, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three months ended March 31, 2017 and 2016, the average rate at which the FDIC indemnification asset was amortized was 36.38% and 22.24%, respectively.
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

See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the three months ended March 31, 2017 and the year ended December 31, 2016. Subsequent to the termination of loss sharing under the Commercial Shared-Loss Agreement in 2014, the entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
FDIC indemnification asset	$459,347	$515,933
Less expected amortization	(225,582)	(245,350)
Amount expected to be collected from the FDIC	$233,765	$270,583
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
Deposit insurance expense
Deposit insurance expense totaled $5.5 million and $3.7 million, respectively, for the three months ended March 31, 2017 and 2016. This increase primarily reflects the growth of the balance sheet, the large bank surcharge imposed by the FDIC, which began in the third quarter of 2016, and increases in certain components of the Bank's assessment rate.
Professional fees
Professional fees increased by $2.4 million for the three months ended March 31, 2017 as compared to the corresponding period in the prior year. The increase resulted primarily from consulting fees related to regulatory and risk management matters and legal fees related to a variety of routine matters.
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $1.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. These increases generally correspond to the growth in the portfolio of equipment under operating lease.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, OREO related expenses, insurance, travel and general office expense.
Income Taxes
The Company’s effective income tax rate was 30.8% and 34.8% for the three months ended March 31, 2017 and 2016, respectively. Significant components included in the reconciliation of the Company's effective income tax rate to the statutory federal tax rate of 35.0% included the effect of state income taxes and the impact of income not subject to federal tax for each of the periods presented. In addition, the effective income tax rate for the three months ended March 31, 2017 reflected the impact of $2.6 million in excess tax benefits resulting from activity related to vesting of share-based awards and exercise of stock options.
Analysis of Financial Condition
Average interest-earning assets increased $3.8 billion to $26.2 billion for the three months ended March 31, 2017 from $22.4 billion for the three months ended March 31, 2016. This increase was driven by a $2.6 billion increase in the average balance of outstanding loans and a $1.1 billion increase in the average balance of investment securities. The increase in average loans reflected growth of $2.8 billion in average non-covered loans outstanding, partially offset by a $190 million decrease in the average balance of covered loans. The decrease in average non-interest earning assets period over period primarily reflected a decrease in the FDIC indemnification asset. Growth in interest earning assets, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.

Average interest bearing liabilities increased $3.2 billion to $21.8 billion for the three months ended March 31, 2017 from $18.7 billion for the three months ended March 31, 2016, due to increases of $2.5 billion in average interest bearing deposits and $717 million in average FHLB advances. Average non-interest bearing deposits increased by $133 million. We expect growth in average deposits to continue, corresponding to anticipated growth in interest earning assets.
Average stockholders' equity increased by $245 million, due primarily to the retention of earnings, but also reflecting proceeds from the exercise of stock options and an increase in accumulated other comprehensive income.
Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$5,000	$5,001	$4,999	$5,005
U.S. Government agency and sponsored enterprise residential MBS	1,717,249	1,734,653	1,513,028	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	123,539	122,064	126,754	124,586
Private label residential MBS and CMOs	401,900	443,098	334,167	375,098
Private label commercial MBS	1,236,366	1,247,502	1,180,386	1,187,624
Single family rental real estate-backed securities	759,627	766,338	858,339	861,251
Collateralized loan obligations	487,703	493,561	487,678	487,296
Non-mortgage asset-backed securities	227,759	228,083	187,660	186,736
Preferred stocks	76,095	87,776	76,180	88,203
State and municipal obligations	698,248	694,471	705,884	698,546
SBA securities	571,285	580,163	517,129	523,906
Other debt securities	4,034	8,579	3,999	8,091
	$6,308,805	$6,411,289	$5,996,203	$6,073,584
Our investment strategy has focused on insuring adequate liquidity, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of March 31, 2017 was 4.7 years and the effective duration was 1.7 years.
FDIC loss sharing on investment securities acquired in the FSB Acquisition ended in May 2014. The terms of the
Commercial Shared-Loss Agreement continue to require sharing with the FDIC of any realized gains from the sale of covered investment securities through May 2017. Securities formerly covered under the Commercial Shared-Loss Agreement include private label residential mortgage-backed securities, trust preferred collateralized debt obligations, U.S. Government sponsored enterprise preferred stocks and corporate debt securities with an aggregate fair value of $124 million and gross unrealized gains of $53 million at March 31, 2017. Gross unrealized losses on this portfolio segment were de minimis at March 31, 2017.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of March 31, 2017. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$5,001	0.92%	$—	—%	$—	—%	$—	—%	$5,001	0.92%
U.S. Government agency and sponsored enterprise residential MBS	306,516	2.93%	677,174	2.30%	589,514	1.96%	161,449	1.97%	1,734,653	2.26%
U.S. Government agency and sponsored enterprise commercial MBS	7,257	3.43%	23,429	3.40%	65,956	2.67%	25,422	3.16%	122,064	2.95%
Private label residential MBS and CMOs	99,110	4.64%	242,210	4.64%	73,295	6.14%	28,483	12.94%	443,098	5.23%
Private label commercial MBS	149,611	3.38%	816,941	3.55%	272,160	3.11%	8,790	2.95%	1,247,502	3.43%
Single family rental real estate-backed securities	1,730	3.02%	740,174	2.84%	24,434	3.70%	—	—%	766,338	2.87%
Collateralized loan obligations	—	—%	423,445	3.17%	70,116	3.73%	—	—%	493,561	3.25%
Non-mortgage asset-backed securities	12,144	3.69%	214,805	2.95%	1,134	4.35%	—	—%	228,083	3.00%
State and municipal obligations	—	—%	26,788	2.99%	667,683	4.49%	—	—%	694,471	4.44%
SBA securities	92,962	2.30%	245,984	2.27%	147,204	2.25%	94,013	2.22%	580,163	2.26%
Other debt securities	—	—%	—	—%	1,824	8.77%	6,755	8.81%	8,579	8.80%
	$674,331	3.19%	$3,410,950	3.04%	$1,913,320	3.30%	$324,912	2.84%	6,323,513	3.12%
Preferred stocks with no scheduled maturity									87,776	8.97%
Total investment securities available for sale									$6,411,289	3.20%
The available for sale investment securities portfolio was in a net unrealized gain position of $102.5 million at March 31, 2017 with aggregate fair value equal to 101.6% of amortized cost. Net unrealized gains included $121.8 million of gross unrealized gains and $19.3 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at March 31, 2017 had an aggregate fair value of $1.3 billion. At March 31, 2017, 91.1% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA or AA, based on the most recent third-party ratings. Investment securities available for sale totaling $71 million were rated below investment grade or not rated at March 31, 2017, all of which were acquired in the FSB Acquisition and substantially all of which were in unrealized gain positions at March 31, 2017.
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

No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2017 or 2016.
We do not intend to sell securities in significant unrealized loss positions at March 31, 2017. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. For fixed rate securities, unrealized losses in the portfolio at March 31, 2017 were primarily attributable to an increase in market interest rates and widening spreads subsequent to the date the securities were acquired. For variable rate securities, unrealized losses were primarily due to widening spreads.
The timely repayment of principal and interest on U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs, private label commercial MBS and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities in unrealized loss positions is not indicative of projected credit losses. Management's analysis of the state and municipal obligations in unrealized loss positions included reviewing the ratings of the securities and the results of credit surveillance performed by an independent third party. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At March 31, 2017 and December 31, 2016, 1.9% and 2.1%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at March 31, 2017 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at March 31, 2017 included $32.8 million of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three months ended March 31, 2017 and 2016.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	March 31, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,647,741	$501,443	$34,126	$4,183,310	21.5%
Home equity loans and lines of credit	1,398	5,115	43,710	50,223	0.3%
	3,649,139	506,558	77,836	4,233,533	21.8%
Commercial:
Multi-family	3,736,941	—	—	3,736,941	19.2%
Owner occupied commercial real estate	1,751,642	—	—	1,751,642	9.0%
Non-owner occupied commercial real estate	3,826,433	—	—	3,826,433	19.7%
Construction and land	246,117	—	—	246,117	1.3%
Commercial and industrial	3,259,925	—	—	3,259,925	16.8%
Commercial lending subsidiaries	2,340,620	—	—	2,340,620	12.1%
	15,161,678	—	—	15,161,678	78.1%
Consumer	22,913	—	—	22,913	0.1%
Total loans	18,833,730	506,558	77,836	19,418,124	100.0%
Premiums, discounts and deferred fees and costs, net	48,444	—	(5,798)	42,646
Loans including premiums, discounts and deferred fees and costs	18,882,174	506,558	72,038	19,460,770
Allowance for loan and lease losses	(148,392)	(831)	(2,058)	(151,281)
Loans, net	$18,733,782	$505,727	$69,980	$19,309,489

	December 31, 2016
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential:
1-4 single family residential	$3,422,425	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	3,894	47,629	52,643	0.3%
	3,423,545	536,242	84,304	4,044,091	20.9%
Commercial:
Multi-family	3,824,973	—	—	3,824,973	19.8%
Owner occupied commercial real estate	1,736,858	—	—	1,736,858	9.0%
Non-owner occupied commercial real estate	3,739,235	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	311,436	1.6%
Commercial and industrial	3,391,614	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	2,280,685	11.8%
	15,284,801	—	—	15,284,801	79.0%
Consumer	24,365	—	—	24,365	0.1%
Total loans	18,732,711	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,781,352	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	(2,100)	(152,953)
Loans, net	$18,630,499	$536,242	$75,700	$19,242,441
Total loans, including premiums, discounts and deferred fees and costs, increased by $65 million to $19.5 billion at March 31, 2017, from $19.4 billion at December 31, 2016. Non-covered loans grew by $101 million while covered loans declined by $35 million from December 31, 2016 to March 31, 2017. Non-covered residential loans grew by $228 million and non-covered commercial loans declined by $126 million during the three months ended March 31, 2017.
Net growth in non-covered loans, including premiums, discounts and deferred fees and costs, for the three months ended March 31, 2017 included an increase of $27 million for the Florida franchise, a decrease of $106 million for the New York franchise and a $180 million increase for the national platforms.
The following tables show the composition of the non-covered loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2017
	Florida	New York	National	Total
Residential	$221,887	$221,373	$3,256,304	$3,699,564
Commercial:
Multi-family	514,103	3,227,233	—	3,741,336
Owner occupied commercial real estate	1,035,896	622,102	92,193	1,750,191
Non-owner occupied commercial real estate	2,455,613	1,261,980	100,511	3,818,104
Construction and land	122,472	115,171	8,164	245,807
Commercial and industrial	2,218,065	810,005	226,744	3,254,814
Commercial lending subsidiaries	—	—	2,349,502	2,349,502
Consumer	22,508	348	—	22,856
	$6,590,544	$6,258,212	$6,033,418	$18,882,174
	34.9%	33.1%	32.0%	100.0%

	December 31, 2016
	Florida	New York	National	Total
Residential	$231,237	$224,750	$3,015,482	$3,471,469
Commercial:
Multi-family	520,263	3,309,411	—	3,829,674
Owner occupied commercial real estate	1,042,441	602,155	91,254	1,735,850
Non-owner occupied commercial real estate	2,337,806	1,294,231	99,771	3,731,808
Construction and land	174,494	125,983	10,436	310,913
Commercial and industrial	2,234,393	806,660	346,085	3,387,138
Commercial lending subsidiaries	—	—	2,290,194	2,290,194
Consumer	22,902	1,404	—	24,306
	$6,563,536	$6,364,594	$5,853,222	$18,781,352
	34.9%	33.9%	31.2%	100.0%
Residential Mortgages
Residential mortgages totaled $4.2 billion, or 21.8% of total loans, at March 31, 2017 and $4.0 billion, or 20.9% of total loans, at December 31, 2016.
The non-covered residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in early 2016. Non-covered residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2017, $128 million or 3.5% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement.
The following charts present the distribution of the new 1-4 single family residential mortgage portfolio by interest rate terms and contractual lives at the dates indicated:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 3% of the total at both March 31, 2017 and December 31, 2016, and are reported with 15 year fixed above.

The geographic concentration of the non-covered 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollar in thousands):

	March 31, 2017		December 31, 2016
California	$968,834	26.2%	$904,107	26.1%
New York	804,093	21.7%	763,824	22.0%
Florida	524,911	14.2%	487,294	14.0%
Virginia	164,126	4.4%	152,113	4.4%
Others (1)	1,236,202	33.5%	1,163,011	33.5%
	$3,698,166	100.0%	$3,470,349	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at March 31, 2017 or December 31, 2016.
Home equity loans and lines of credit are not significant to the non-covered loan portfolio.
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases.
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 80.5% and 81.6% of non-covered loans as of March 31, 2017 and December 31, 2016, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit.
The following charts present the distribution of non-owner occupied commercial real estate by product types at at the dates indicated:
Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.3% of the total loan portfolio at March 31, 2017. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. At March 31, 2017, the recorded investment in construction loans with available interest reserves totaled $20.4 million; the amount of available interest reserves totaled $0.5 million. All of these loans were rated “pass” at March 31, 2017.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $1.1 billion at March 31, 2017, typically relationship based loans to borrowers in our geographic footprint.
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well established concepts. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank's SBF unit primarily originates SBA guaranteed commercial and commercial real estate loans, generally selling the guaranteed portion in the secondary market and retaining the unguaranteed portion in portfolio. The Bank engages in mortgage warehouse lending on a national basis.
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Pinnacle	$1,322,866	$1,317,820
Bridge - franchise finance	440,164	426,661
Bridge - transportation equipment finance	586,472	545,713
SBF	226,249	225,241
Mortgage warehouse lending	201,363	322,305
	$2,777,114	$2,837,740
The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2017		December 31, 2016
Florida	$548,119	19.7%	$543,445	19.2%
California	345,434	12.4%	421,480	14.9%
Texas	181,862	6.5%	118,122	4.2%
Iowa	160,581	5.8%	161,874	5.7%
Arizona	133,645	4.8%	133,549	4.7%
Virginia	115,861	4.2%	138,417	4.9%
Utah	115,847	4.2%	107,073	3.8%
All others (1)	1,175,765	42.4%	1,213,780	42.6%
	$2,777,114	100.0%	$2,837,740	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at March 31, 2017 or December 31, 2016.
Equipment under Operating Lease
Equipment under operating lease totaled $559.2 million at March 31, 2017 and consisted primarily of 5,276 railcars, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The portfolio also included non-commercial aircraft and other land transport equipment. The largest concentrations of rail cars were 2,266 hopper cars and 1,533 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $295 million at March 31, 2017 was leased to companies for use in the energy industry.
Consumer Loans
Consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.

Asset Quality
In discussing asset quality, we distinguish between covered loans and non-covered loans. Although the risk profile of covered loans is higher than that of non-covered loans, our exposure to loss related to covered loans is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and by the Single Family Shared-Loss Agreement. At March 31, 2017, residential loans covered under the Single Family Shared-Loss Agreement totaled $579 million.
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
Non-covered Loans and Leases
Commercial Loans
The ongoing asset quality of significant commercial loans is monitored on an individual basis through our regular credit review and risk rating process. We believe internal risk rating is the best indicator of the credit quality of commercial loans. Homogenous groups of smaller balance commercial loans may be monitored collectively.
At March 31, 2017, commercial loans with aggregate balances of $52 million, $355 million and $9 million were rated special mention, substandard and doubtful, respectively. At December 31, 2016, commercial loans aggregating $72 million, $305 million and $12 million were rated special mention, substandard and doubtful, respectively. The balance of substandard loans at March 31, 2017 and December 31, 2016 included $139 million and $138 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 2.7% of the commercial loan portfolio, of which 0.9% related to taxi medallion loans, at March 31, 2017. See Note 4 to the consolidated financial statements for more detailed information about risk rating of commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of approximately $169 million at March 31, 2017. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined in recent periods due to competitive developments in the transportation-for-hire industry. We update our analysis of the cash flow generating capacity of the operation of medallions on a regular basis using current available taxi industry data from which taxi medallion values and prospective debt service capacity are estimated. This analysis is based on an extensive data set obtained from the New York Taxi and Limousine Commission and assumptions that we believe reasonably estimates fleet utilization and borrower expenses. Actual debt service coverage of our medallion loans may in some cases be more favorable than these pro-forma cash flow capacity estimates. We also consider, if less favorable than our analysis of cash flow generating capacity, available borrower specific financial information. We update our analysis of estimated medallion valuations on a quarterly basis, based on these cash flow capacity estimates and recent medallion transfer activity. See Note 10 to the Consolidated Financial Statements for additional information about the valuation of New York City taxi medallions. The taxi medallion portfolio had the following characteristics at March 31, 2017:

•	Approximately 98% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $26.0 million or 15.4% of the portfolio, compared to $40.8 million or 22.8% of the portfolio at December 31, 2016. Loans delinquent by 90 days or more totaled $5.0 million or 3.0% of the portfolio, compared to $29.2 million or 16.4% of the portfolio at December 31, 2016. Loans on non-accrual status totaled $59.4 million at March 31, 2017, compared to $60.7 million at December 31, 2016. The decrease in delinquencies was primarily driven by one large relationship that was brought current and restructured in the first quarter.

•	At March 31, 2017, $29.3 million, $139.1 million and $0.2 million of loans were rated pass, substandard and doubtful, respectively.

•
Based on our updated analysis of medallion values, the weighted average estimated current LTV for loans directly secured by medallions was approximately 90% and approximately 54.7% of those loans had current LTV in excess of 100%. At March 31, 2017, our estimate of the value of New York City taxi medallions was $530,000 for corporate medallions and $520,000 for individual medallions.

•	Approximately 3.5% of the portfolio consisted of interest only loans.

•
In conjunction with our quarterly update of medallion values, using our analysis of the estimated cash flow generating capacity of a typical taxi medallion, we perform a pro-forma debt service coverage analysis. This analysis utilizes pro-forma revenues calculated based on data obtained from the Taxi and Limousine Commission and management's estimate of typical driver or fleet owner expenses, based primarily on available external data. The analysis also assumes an interest rate of the higher of the actual rate or 3.5% and an amortization period of the lesser of actual or 25 years. The characteristics of individual loans within our portfolio may differ from these pro-forma assumptions. Based on this analysis, approximately 81.5% of loans secured directly by taxi medallions had estimated pro-forma debt service coverage ratios of less than 1.00. The majority of these loans were current with respect to payment of principal and interest at March 31, 2017.

•	The portfolio included 107 loans modified in TDRs with a recorded investment of $87.3 million.

•
In the aggregate, the ALLL related to taxi medallion loans was 8.4% of the outstanding balance at March 31, 2017, compared to 6.0% at December 31, 2016. Charge-offs of $5.9 million were recognized in the three months ended March 31, 2017 related to taxi medallion loans.

We are no longer originating new taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing cash flow challenges to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, shortening amortization periods when possible with an emphasis on converting interest only loans, continuing to monitor industry data and obtain updated borrower and guarantor financial information, and identifying and closely monitoring loans with higher risk profiles. As taxi medallion loans approach maturity or are refinanced, we expect the number and amount of TDRs in this portfolio segment to increase.
Equipment Under Operating Lease
Four operating lease relationships with assets under lease totaling $78 million were internally risk rated special mention or substandard at March 31, 2017. There have been no missed payments or time off-lease related to the operating lease portfolio to date. One relationship was restructured in July 2016, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-9 years at March 31, 2017. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
Asset risk is evaluated and managed by a dedicated internal staff of asset managers, managed by seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar re-marketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of lower oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector.
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
Residential Loans
Non-covered 1-4 single family residential loans past due more than 30 days totaled $6.8 million and $12.7 million at March 31, 2017 and December 31, 2016, respectively. The amount of these loans 90 days or more past due was $1.3 million and $2.1 million at March 31, 2017 and December 31, 2016, respectively.
The majority of our non-covered residential mortgage portfolio consists of loans purchased through established correspondent channels. In general, we purchase performing jumbo mortgage loans which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
The following tables show the distribution of new 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	March 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.0%	4.8%	21.5%	31.8%
60% - 70%	2.4%	2.7%	3.6%	14.8%	23.5%
70% - 80%	3.2%	4.3%	8.0%	26.4%	41.9%
More than 80%	0.6%	0.3%	0.5%	1.4%	2.8%
	8.7%	10.3%	16.9%	64.1%	100.0%

	December 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.2%	4.7%	21.7%	32.1%
60% - 70%	2.3%	2.7%	3.6%	15.1%	23.7%
70% - 80%	3.2%	4.3%	8.0%	26.1%	41.6%
More than 80%	0.7%	0.3%	0.4%	1.2%	2.6%
	8.7%	10.5%	16.7%	64.1%	100.0%
At March 31, 2017, the non-covered 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 766 and a weighted-average LTV of 65.9%. The majority of this portfolio was owner-occupied, with 87.7% primary residence, 8.7% second homes and 3.6% investment properties. In terms of vintage, 26.4% of the portfolio was originated pre-2014, 15.6% in 2014, 25.1% in 2015, 25.0% in 2016 and 7.9% in 2017.
Consumer Loans
At March 31, 2017 and December 31, 2016, there were no delinquent consumer loans.
Covered Loans
At March 31, 2017, residential ACI loans totaled $507 million and residential non-ACI loans totaled $72 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We monitor the pools quarterly to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At March 31, 2017, accretable yield on residential ACI loans totaled $613 million and non-accretable difference related to those loans totaled $298 million.
At March 31, 2017, the recorded investment in non-ACI 1-4 single family residential loans was $28.9 million; $1.6 million or 5.5% of these loans were 30 days or more past due and $0.9 million or 3.2% of these loans were 90 days or more past due. At March 31, 2017, the recorded investment in ACI 1-4 single family residential loans totaled $501.4 million; $28.0 million or 5.6% of these loans were delinquent by 30 days or more and $16.2 million or 3.2% were delinquent by 90 days or more.
At March 31, 2017, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $43.2 million; $3.9 million or 9.0% of these loans were 30 days or more past due and $1.9 million or 4.5% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $5.1 million at March 31, 2017; amounts 30 days or more contractually delinquent were not significant.
Home equity loans and lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity loans and lines of credit at March 31, 2017 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	62.8%	46.6%
Scheduled to reset within 12 months	8.4%	8.6%
Scheduled to reset after 12 months	28.8%	44.8%
	100.0%	100.0%
Lien position:
First liens	10.7%	16.2%
Second or third liens	89.3%	83.8%
	100.0%	100.0%
The Company's exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these assets resulting from the application of acquisition accounting. Management regularly evaluates the impact of resets of interest only loans on default rates for the covered home equity portfolio.
Impaired Loans and Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO and repossessed assets. Impaired loans also typically include loans modified in TDRs that are accruing and ACI loans for which expected cash flows at acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition) have been revised downward since acquisition, other than due to changes in interest rate indices and prepayment assumptions. Impaired ACI loans or pools with remaining accretable yield have not been classified as non-accrual loans and we do not consider them to be non-performing assets.
The following tables summarize the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2017			December 31, 2016
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential:
1 - 4 single family residential	$917	$1,704	$2,621	$918	$566	$1,484
Home equity loans and lines of credit	1,936	—	1,936	2,283	—	2,283
Total residential loans	2,853	1,704	4,557	3,201	566	3,767
Commercial:
Owner occupied commercial real estate	—	20,809	20,809	—	19,439	19,439
Non-owner occupied commercial real estate	—	2,111	2,111	—	559	559
Construction and land	—	1,238	1,238	—	1,238	1,238
Commercial and industrial
Taxi medallion loans	—	59,420	59,420	—	60,660	60,660
Other commercial and industrial	—	12,965	12,965	—	16,036	16,036
Commercial lending subsidiaries	—	31,125	31,125	—	32,645	32,645
Total commercial loans	—	127,668	127,668	—	130,577	130,577
Consumer	—	2	2	—	2	2
Total non-accrual loans	2,853	129,374	132,227	3,201	131,145	134,346
Non-ACI and new loans past due 90 days and still accruing	—	636	636	—	1,551	1,551
Total non-performing loans	2,853	130,010	132,863	3,201	132,696	135,897
OREO	3,001	4,698	7,699	4,658	4,882	9,540
Repossessed assets	—	3,347	3,347	—	3,551	3,551
Total non-performing assets	5,854	138,055	143,909	7,859	141,129	148,988
Impaired ACI loans and pools on accrual status	5,115	860	5,975	—	1,335	1,335
Performing TDRs
Taxi medallion loans	—	35,952	35,952	—	36,848	36,848
Other	11,096	47,840	58,936	11,166	26,282	37,448
Total impaired loans and non-performing assets	$22,065	$222,707	$244,772	$19,025	$205,594	$224,619

Non-performing loans to total loans (1) (3)		0.69%	0.68%		0.71%	0.70%
Non-performing assets to total assets (2)		0.49%	0.51%		0.51%	0.53%
ALLL to total loans (1)		0.79%	0.78%		0.80%	0.79%
ALLL to non-performing loans		114.14%	113.86%		113.68%	112.55%
Net charge-offs to average loans (4)		0.30%	0.29%		0.13%	0.13%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Non-performing taxi medallion loans comprised 0.31% and 0.32% of total non-covered loans at March 31, 2017 and December 31, 2016, respectively.

(4)	Annualized for March 31, 2017.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $17 million and $16 million at March 31, 2017 and December 31, 2016, respectively.
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
The following table summarizes loans modified in TDRs at March 31, 2017 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential:
Covered	57	$12,013	$482
Non-covered	6	656	21
Commercial:
Taxi medallion	107	87,347	5,379
Other	32	75,992	7,375
	202	$176,008	$13,257
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $235 million, of which $80 million were taxi medallion loans, at March 31, 2017. The majority of these loans were current as to principal and interest at March 31, 2017.
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
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. Through December 31, 2016, we offered loan modifications under the HAMP program to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. At March 31, 2017, we had 4,462 permanent loan modifications approved and 5 trial loan modifications in the HAMP program pipeline. Substantially all of these modified loans were covered ACI loans accounted for in pools. All HAMP applications were required to be submitted by December 31, 2016, the expiration date of the program, and all modifications under HAMP must be made by September 30, 2017. We began offering a new modification program in late 2016 modeled after the FNMA standard modification program. At March 31, 2017, there were 14 trial loan modifications under this program.
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
Commercial and Consumer
The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for individually evaluated loans determined not to be impaired and loans that do not meet our established threshold for individual evaluation. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $1 million are individually evaluated for impairment. Loans modified in TDRs are also evaluated individually for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or the estimated fair value of collateral less costs to sell. We believe that loans rated special mention, substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. Loss factors for these loans are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data. In addition, we apply a floor to these calculated loss factors equal to the general quantitative loss factor for the pass portion of each portfolio.
Since the majority of the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the ALLL for a majority of new commercial loans is based primarily on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. Beginning in the first quarter of 2017, we revised the source of quantitative loss factors for certain loans, as follows:

•	Given the emergence of observable loss trends, the quantitative loss factors for the taxi medallion and Bridge portfolios are based on the Company’s average historical net charge-off rates.

•
The general loss factor for municipal finance receivables is based on the portfolio's external ratings and Moody's historical transition matrix, as opposed to the historical cumulative default curve for municipal obligations that was used previously.

•
For loans that are partially guaranteed by the SBA, the loss factor applied to the nonguaranteed portion of these loans is based on the 16-quarter average charge-off rate published by the SBA for each program

•	Mortgage warehouse loans have been segregated for the purpose of determining a quantitative loss factor, to better recognize the risk profile of this portfolio segment.
The net impact of these changes on the ALLL at March 31, 2017 was not material.
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for the majority of new commercial, home equity and consumer loans is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 28 banks at March 31, 2017. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
We use a 16-quarter loss experience period to calculate peer group average annual net charge-off rates for commercial and consumer loans. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle. We use a four-quarter loss experience period for the taxi medallion portfolio to recognize the recent deterioration in that portfolio. We use a 12-quarter loss experience period for the Bridge portfolios, reflective of the period over which an observable loss trend began to emerge.
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
Our most recent projected cash flow analysis reflected a decrease in expected cash flows due to credit related factors for the home equity ACI pool; therefore, an ALLL of $0.8 million was recorded at March 31, 2017, along with a corresponding increase in the FDIC indemnification asset of $0.7 million. No ALLL related to 1-4 single family residential ACI pools was recorded at March 31, 2017. No ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2016.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at March 31, 2017 or December 31, 2016.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Three Months Ended March 31, 2017
	New Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953
Provision for (recovery of) loan losses:
1-4 single family residential	(466)	—	164	(302)
Home equity loans and lines of credit	—	831	(183)	648
Multi-family	(1,025)	—	—	(1,025)
Owner occupied commercial real estate	4,979	—	—	4,979
Non-owner occupied commercial real estate	890	—	—	890
Construction and land	(34)	—	—	(34)
Commercial and industrial	14,247	—	(33)	14,214
Commercial lending subsidiaries	(7,228)	—	—	(7,228)
Consumer	(42)	—	—	(42)
Total Provision	11,321	831	(52)	12,100
Charge-offs:
Home equity loans and lines of credit	—	—	(55)	(55)
Owner occupied commercial real estate	(178)	—	—	(178)
Non-owner occupied commercial real estate	(37)	—	—	(37)
Commercial and industrial	(14,554)	—	—	(14,554)
Total Charge-offs	(14,769)	—	(55)	(14,824)
Recoveries:
Home equity loans and lines of credit	—	—	32	32
Owner occupied commercial real estate	2	—	—	2
Commercial and industrial	379	—	33	412
Commercial lending subsidiaries	600	—	—	600
Consumer	6	—	—	6
Total Recoveries	987	—	65	1,052
Net Charge-offs:	(13,782)	—	10	(13,772)
Balance at March 31, 2017	$148,392	$831	$2,058	$151,281

	Three Months Ended March 31, 2016
	New Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
Provision for (recovery of) loan losses:
1-4 single family residential	(1,384)	—	(215)	(1,599)
Home equity loans and lines of credit	3	—	(496)	(493)
Multi-family	(19)	—	—	(19)
Owner occupied commercial real estate	736	—	—	736
Non-owner occupied commercial real estate	3,204	—	—	3,204
Construction and land	7	—	—	7
Commercial and industrial	2,371	—	(20)	2,351
Commercial lending subsidiaries	(457)	—	—	(457)
Consumer	(22)	—	—	(22)
Total Provision	4,439	—	(731)	3,708
Charge-offs:
1-4 single family residential	—	—	(73)	(73)
Home equity loans and lines of credit	—	—	(265)	(265)
Non-owner occupied commercial real estate	(1,497)	—	—	(1,497)
Commercial and industrial	(2,311)	—	—	(2,311)
Total Charge-offs	(3,808)	—	(338)	(4,146)
Recoveries:
Home equity loans and lines of credit	—	—	66	66
Non-owner occupied commercial real estate	1	—	—	1
Commercial and industrial	151	—	20	171
Commercial lending subsidiaries	13	—	—	13
Consumer	3	—	—	3
Total Recoveries	168	—	86	254
Net Charge-offs:	(3,640)	—	(252)	(3,892)
Balance at March 31, 2016	$121,759	$—	$3,885	$125,644

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	March 31, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$8,813	$—	$345	$9,158	21.5%
Home equity loans and lines of credit	7	831	1,713	2,551	0.3%
	8,820	831	2,058	11,709	21.8%
Commercial:
Multi-family	23,984	—	—	23,984	19.2%
Owner occupied commercial real estate	16,227	—	—	16,227	9.0%
Non-owner occupied commercial real estate	36,457	—	—	36,457	19.7%
Construction and land	2,790	—	—	2,790	1.3%
Commercial and industrial	48,794	—	—	48,794	16.8%
Commercial lending subsidiaries	11,239	—	—	11,239	12.1%
	139,491	—	—	139,491	78.1%
Consumer	81	—	—	81	0.1%
	$148,392	$831	$2,058	$151,281	100.0%

	December 31, 2016
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential:
1 - 4 single family residential	$9,279	$—	$181	$9,460	20.6%
Home equity loans and lines of credit	7	—	1,919	1,926	0.3%
	9,286	—	2,100	11,386	20.9%
Commercial:
Multi-family	25,009	—	—	25,009	19.8%
Owner occupied commercial real estate	11,424	—	—	11,424	9.0%
Non-owner occupied commercial real estate	35,604	—	—	35,604	19.3%
Construction and land	2,824	—	—	2,824	1.6%
Commercial and industrial	48,722	—	—	48,722	17.5%
Commercial lending subsidiaries	17,867	—	—	17,867	11.8%
	141,450	—	—	141,450	79.0%
Consumer	117	—	—	117	0.1%
	$150,853	$—	$2,100	$152,953	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The decrease in the balance of the ALLL for non-covered loans at March 31, 2017 as compared to December 31, 2016 primarily reflects a decrease in peer group loss factors applied to the majority of the commercial loan portfolio and decreases in qualitative factors applied to specific portfolios, offset in part by an increase in reserves for classified loans. Factors influencing the change in the ALLL related to specific loan types at March 31, 2017 as compared to December 31, 2016, include:

•
A decline of $0.5 million for new 1-4 single family residential loans in spite of growth in the corresponding portfolio was primarily attributable to a decline in both the applicable quantitative historical loss rate and qualitative reserves.

The most significant factor in the decline in qualitative reserves was a decrease in portfolio growth trends related to the originated residential portfolio, as a result of discontinuing the origination of residential mortgages in early 2016.

•	A decrease of $1.0 million for new multi-family loans was primarily driven by a decrease in the qualitative loss factor related to portfolio growth trends.

•
An increase of $4.8 million for new owner occupied commercial real estate loans reflects increases in reserves for classified loans, primarily driven by one loan relationship, and to a lesser extent an increase in general reserves.

•
An increase of $0.1 million for new commercial and industrial loans resulted from a $1.7 million increase in general reserves, primarily driven by increased qualitative reserves, offset by a net decrease of $1.6 million in reserves for classified and impaired loans. The decrease in the reserve for classified and impaired loans in this portfolio segment reflected net charge-offs of $14.2 million.

•
A $6.6 million decrease for commercial lending subsidiaries primarily reflects decreases in quantitative loss factors for the municipal finance receivables and decreases in qualitative loss factors related to portfolio growth trends and credit concentrations.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,043,059	—%	$2,909,792	—%
Interest bearing	1,565,188	0.70%	1,149,664	0.63%
Money market	8,884,170	0.70%	7,656,306	0.61%
Savings	374,657	0.20%	451,488	0.26%
Time	5,672,223	1.19%	4,769,673	1.08%
	$19,539,297	0.72%	$16,936,923	0.63%
Total deposits at March 31, 2017 and December 31, 2016 included $2.2 billion and $1.9 billion, respectively, of brokered deposits.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2017 (in thousands):

Three months or less	$807,885
Over three through six months	700,641
Over six through twelve months	1,533,388
Over twelve months	801,543
$3,843,457

FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS. At March 31, 2017 and December 31, 2016, outstanding FHLB advances totaled $4.8 billion and $5.2 billion, respectively.
The contractual balance of FHLB advances outstanding at March 31, 2017 is scheduled to mature as follows (in thousands):

Maturing in:
2017—One month or less	$1,620,000
2017—Over one month	2,905,000
2018	175,000
2020	75,000
Total contractual balance outstanding	4,775,000
Unamortized modification costs	(435)
Carrying value	$4,774,565
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Senior notes	$393,248	$393,092
Capital lease obligations	9,569	9,717
	$402,817	$402,809
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2017 and December 31, 2016, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $2.5 billion at March 31, 2017, an increase of $115 million, or 4.7%, from December 31, 2016, due primarily to the retention of earnings and the exercise of stock options, resulting in proceeds of $61.5 million during the period.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 63.2% and 58.8% for the three months ended March 31, 2017 and 2016, respectively. We retain a high percentage of our earnings to support our planned growth.
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

The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2017 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,393,920	8.66%	N/A (1)	N/A (1)	$1,105,434	4.00%
CET1 risk-based capital	$2,393,920	11.84%	$1,314,163	6.50%	$909,805	4.50%
Tier 1 risk-based capital	$2,393,920	11.84%	$1,617,431	8.00%	$1,213,073	6.00%
Total risk based capital	$2,553,173	12.63%	$2,021,789	10.00%	$1,617,431	8.00%
BankUnited:
Tier 1 leverage	$2,619,262	9.51%	$1,377,150	5.00%	$1,101,720	4.00%
CET1 risk-based capital	$2,619,262	13.02%	$1,307,313	6.50%	$905,063	4.50%
Tier 1 risk-based capital	$2,619,262	13.02%	$1,609,000	8.00%	$1,206,750	6.00%
Total risk based capital	$2,776,732	13.81%	$2,011,251	10.00%	$1,609,000	8.00%
(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in beginning in 2016. When fully phased in on January 1, 2019, the Bank and the Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at March 31, 2017.
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
For the three months ended March 31, 2017 and 2016, net cash provided by operating activities was $35.4 million and $58.1 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $75.3 million, and $76.1 million for the three months ended March 31, 2017 and 2016, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of loans acquired in the FSB Acquisition, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash generated by the repayment and resolution of loans acquired in the FSB Acquisition totaled $120.6 million and $135.5 million for the three months ended March 31, 2017 and 2016, respectively. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Loss Sharing Agreements are also characterized as investing cash flows. These reimbursements from the FDIC totaled $5.4 million and $10.0 million for the three months ended March 31, 2017and 2016, respectively. Both cash generated by the repayment and resolution of loans acquired in the FSB Acquisition and cash payments received from the FDIC have been and are expected to continue to be, although to a lesser extent in the future, consistent and relatively predictable sources of liquidity.
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

BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At March 31, 2017, unencumbered investment securities available for sale totaled $4.5 billion. At March 31, 2017, BankUnited had available borrowing capacity at the FHLB of $3.6 billion, unused borrowing capacity at the FRB of $448 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the new loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the new loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At March 31, 2017, BankUnited’s 30 day total liquidity ratio was 190%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. Forecasted deposit outflows, excluding certificate of deposits, are based on retention rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At March 31, 2017, BankUnited’s one year liquidity ratio was 145%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, the ratio of FHLB advances to tier 1 capital plus the ALLL, a measure of available liquidity to volatile liabilities and the ratio of brokered deposits to total deposits. At March 31, 2017, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200 and plus 300 basis point rate shock scenarios at March 31, 2017 and December 31, 2016:

	Down 100	Plus 100	Plus 200	Plus 300
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%
Model Results at March 31, 2017 - increase (decrease):
In year 1	(2.0)%	1.6%	3.0%	3.8%
In year 2	(4.8)%	3.2%	6.3%	8.9%
Model Results at December 31, 2016 - increase (decrease):
In year 1	(2.0)%	1.5%	2.8%	3.4%
In year 2	(3.7)%	2.6%	4.6%	6.6%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at March 31, 2017 due to the current low rate environment. The parameters established by the ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9%, 18% and 27% in plus or minus 100, plus or minus 200 and plus or minus 300 basis point scenarios, respectively. As of March 31, 2017, our simulation for the Company indicated percentage changes from base EVE of 1.5%, (3.5)%, (7.8)% and (12.3)% in down 100, plus 100, plus 200 and plus 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and time deposits and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2017, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.2 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $1 million and the aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $2 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.1 billion at March 31, 2017. The aggregate fair value of these interest rate swaps and caps included in other assets was $28 million and the aggregate fair value included in other liabilities was $29 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the Consolidated Financial Statements for additional information about derivative financial instruments.

Off-Balance Sheet Arrangements
Commitments
We routinely enter into commitments to extend credit to our customers, including commitments to fund loans or lines of credit and commercial and standby letters of credit. The credit risk associated with these commitments is essentially the same as that involved in extending loans to customers and they are subject to our normal credit policies and approval processes. While these commitments represent contractual cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. The following table details our outstanding commitments to extend credit as of March 31, 2017 (in thousands):

Commitments to fund loans	$546,326
Commitments to purchase loans	298,816
Unfunded commitments under lines of credit	2,193,998
Commercial and standby letters of credit	97,587
$3,136,727
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2016 Annual Report on Form 10-K.
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at March 31, 2017 (in thousands except share and per share data):

Total stockholders’ equity	$2,533,014
Less: goodwill and other intangible assets	77,980
Tangible stockholders’ equity	$2,455,034

Common shares issued and outstanding	106,839,197

Book value per common share	$23.71

Tangible book value per common share	$22.98
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Interest Rate Risk” included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
 There have been no material changes in the risk factors disclosed by the Company in its 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of May 2017.

/s/ Rajinder P. Singh
Rajinder P. Singh
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