Form 10-Q
period 2017-06-30
BankUnited, Inc.
filed 2017-08-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 7, 2017
Common Stock, $0.01 Par Value	106,800,372

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2017

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CET1	Common Equity Tier 1 capital
CECL	Current expected credit losses
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HAMP	Home Affordable Modification Program
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
New Loans	Loans originated or purchased since the FSB Acquisition

ii

Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
NYTLC	New York City Taxi and Limousine Commission
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
UPB	Unpaid principal balance
2014 Plan	2014 Omnibus Equity Incentive Plan

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks:
Non-interest bearing	$37,639	$40,260
Interest bearing	105,081	35,413
Interest bearing deposits at Federal Reserve Bank	85,640	372,640
Cash and cash equivalents	228,360	448,313
Investment securities available for sale, at fair value	6,727,327	6,073,584
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	271,947	284,272
Loans held for sale	29,016	41,198
Loans (including covered loans of $527,310 and $614,042)	20,231,336	19,395,394
Allowance for loan and lease losses	(155,648)	(152,953)
Loans, net	20,075,688	19,242,441
FDIC indemnification asset	406,820	515,933
Bank owned life insurance	243,082	239,736
Equipment under operating lease, net	573,075	539,914
Deferred tax asset, net	26,181	62,940
Goodwill and other intangible assets	77,919	78,047
Other assets	324,321	343,773
Total assets	$28,993,736	$27,880,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,021,959	$2,960,591
Interest bearing	1,558,174	1,523,064
Savings and money market	10,071,034	9,251,593
Time	6,126,673	5,755,642
Total deposits	20,777,840	19,490,890
Federal Home Loan Bank advances	4,949,785	5,239,348
Notes and other borrowings	402,823	402,809
Other liabilities	282,468	328,675
Total liabilities	26,412,916	25,461,722

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 106,800,972 and 104,166,945 shares issued and outstanding	1,068	1,042
Paid-in capital	1,488,159	1,426,459
Retained earnings	1,032,308	949,681
Accumulated other comprehensive income	59,285	41,247
Total stockholders' equity	2,580,820	2,418,429
Total liabilities and stockholders' equity	$28,993,736	$27,880,151

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans	$249,409	$220,630	$485,771	$435,206
Investment securities	46,054	36,710	89,773	70,251
Other	3,372	3,124	6,829	5,814
Total interest income	298,835	260,464	582,373	511,271
Interest expense:
Deposits	39,514	28,833	74,242	55,459
Borrowings	19,732	17,321	37,949	34,661
Total interest expense	59,246	46,154	112,191	90,120
Net interest income before provision for loan losses	239,589	214,310	470,182	421,151
Provision for (recovery of) loan losses (including $1,653, $57, $2,432 and $(674) for covered loans)	13,619	14,333	25,719	18,041
Net interest income after provision for loan losses	225,970	199,977	444,463	403,110
Non-interest income:
Income from resolution of covered assets, net	8,361	9,545	15,666	17,543
Net loss on FDIC indemnification	(2,588)	(4,114)	(9,336)	(10,403)
Service charges and fees	5,539	4,796	10,616	9,358
Gain (loss) on sale of loans, net (including $(3,447), $(4,151), $(1,565) and $(4,863) related to covered loans)	(404)	(903)	4,154	587
Gain on investment securities available for sale, net	627	3,858	2,263	7,057
Lease financing	13,141	10,974	26,780	21,574
Other non-interest income	5,217	4,701	7,894	6,339
Total non-interest income	29,893	28,857	58,037	52,055
Non-interest expense:
Employee compensation and benefits	60,388	55,752	120,059	111,212
Occupancy and equipment	19,251	19,065	37,860	38,332
Amortization of FDIC indemnification asset	45,663	38,060	90,126	77,754
Deposit insurance expense	5,588	4,231	11,063	7,923
Professional fees	4,785	3,604	9,825	6,235
Telecommunications and data processing	3,745	3,721	7,029	7,054
Depreciation of equipment under operating lease	8,733	6,647	16,750	13,149
Other non-interest expense	12,282	13,032	24,280	24,561
Total non-interest expense	160,435	144,112	316,992	286,220
Income before income taxes	95,428	84,722	185,508	168,945
Provision for income taxes	29,021	27,997	56,808	57,346
Net income	$66,407	$56,725	$128,700	$111,599
Earnings per common share, basic (see Note 2)	$0.60	$0.53	$1.18	$1.04
Earnings per common share, diluted (see Note 2)	$0.60	$0.52	$1.17	$1.03
Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$66,407	$56,725	$128,700	$111,599
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	8,092	42,555	24,269	50,274
Reclassification adjustment for net securities gains realized in income	(379)	(2,334)	(1,369)	(4,270)
Net change in unrealized gains on securities available for sale	7,713	40,221	22,900	46,004
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(8,598)	(14,638)	(8,167)	(40,003)
Reclassification adjustment for net losses realized in income	1,556	2,604	3,305	5,632
Net change in unrealized losses on derivative instruments	(7,042)	(12,034)	(4,862)	(34,371)
Other comprehensive income	671	28,187	18,038	11,633
Comprehensive income	$67,078	$84,912	$146,738	$123,232

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$128,700	$111,599
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(49,408)	(61,404)
Provision for loan losses	25,719	18,041
Income from resolution of covered assets, net	(15,666)	(17,543)
Net loss on FDIC indemnification	9,336	10,403
Gain on sale of loans, net	(4,154)	(587)
Increase in cash surrender value of bank owned life insurance	(3,503)	(2,029)
Gain on investment securities available for sale, net	(2,263)	(7,057)
Equity based compensation	9,705	8,850
Depreciation and amortization	29,837	26,013
Deferred income taxes	24,983	25,936
Proceeds from sale of loans held for sale	92,660	89,537
Loans originated for sale, net of repayments	(71,499)	(71,168)
Other:
(Increase) decrease in other assets	12,525	(15,617)
Increase (decrease) in other liabilities	(58,035)	29,009
Net cash provided by operating activities	128,937	143,983

Cash flows from investing activities:
Purchase of investment securities available for sale	(1,658,461)	(1,529,380)
Proceeds from repayments and calls of investment securities available for sale	608,060	283,318
Proceeds from sale of investment securities available for sale	427,923	494,185
Purchase of non-marketable equity securities	(99,238)	(122,500)
Proceeds from redemption of non-marketable equity securities	111,563	70,763
Purchases of loans	(636,876)	(581,982)
Loan originations, repayments and resolutions, net	(167,525)	(945,908)
Proceeds from sale of loans, net	98,421	83,490
Decrease in FDIC indemnification asset for claims filed	9,678	18,028
Acquisition of equipment under operating lease, net	(49,911)	(8,568)
Other investing activities	(18,405)	(15,885)
Net cash used in investing activities	(1,374,771)	(2,254,439)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	1,286,950	1,293,552
Additions to Federal Home Loan Bank advances	2,820,000	2,365,000
Repayments of Federal Home Loan Bank advances	(3,110,000)	(1,430,000)
Dividends paid	(45,549)	(44,860)
Exercise of stock options	61,519	222
Other financing activities	12,961	18,716
Net cash provided by financing activities	1,025,881	2,202,630
Net increase (decrease) in cash and cash equivalents	(219,953)	92,174
Cash and cash equivalents, beginning of period	448,313	267,500
Cash and cash equivalents, end of period	$228,360	$359,674

Supplemental disclosure of cash flow information:
Interest paid	$108,036	$89,129
Income taxes paid, net	$41,298	$937

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$3,602	$13,141
Transfers from loans to loans held for sale	$5,190	$—
Dividends declared, not paid	$23,034	$22,482
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$12,750

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	128,700	18,038	146,738
Dividends	—	—	—	(46,073)	—	(46,073)
Equity based compensation	591,999	6	7,380	—	—	7,386
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(262,080)	(3)	(7,176)	—	—	(7,179)
Exercise of stock options	2,304,108	23	61,496	—	—	61,519
Balance at June 30, 2017	106,800,972	$1,068	$1,488,159	$1,032,308	$59,285	$2,580,820

Balance at December 31, 2015	103,626,255	$1,036	$1,406,786	$813,894	$22,182	$2,243,898
Comprehensive income	—	—	—	111,599	11,633	123,232
Dividends	—	—	—	(44,962)	—	(44,962)
Equity based compensation	617,617	7	8,197	—	—	8,204
Forfeiture of unvested shares	(87,072)	(1)	1	—	—	—
Exercise of stock options	10,000	—	222	—	—	222
Tax benefits from dividend equivalents and equity based compensation	—	—	552	—	—	552
Balance at June 30, 2016	104,166,800	$1,042	$1,415,758	$880,531	$33,815	$2,331,146

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 90 banking centers located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at June 30, 2017. The Bank also offers certain commercial lending and deposit products through national platforms.
In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC. The Loss Sharing Agreements consist of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. Assets covered by the Loss Sharing Agreements are referred to as covered assets or, in certain cases, covered loans. The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank’s reimbursement for recoveries to the FDIC through May 21, 2019 for single family residential loans and OREO. Loss sharing under the Commercial Shared-Loss Agreement terminated on May 21, 2014. The Commercial Shared-Loss Agreement continued to provide for the Bank’s reimbursement of recoveries to the FDIC through June 30, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplified several aspects of the accounting for share-based payment transactions. The Company adopted this ASU in the first quarter of 2017. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense in the income statement as opposed to being recognized as additional paid-in-capital was applied prospectively and resulted in the recognition of $0.3 million and $2.9 million in excess tax benefits in the consolidated statement of income line item "Provision for income taxes" for the three and six months ended June 30, 2017, increasing net income by the same amount in each period. The adoption had no impact on basic and diluted earnings per share for the three months ended June 30, 2017 and increased basic and diluted earnings per share by $0.03 and $0.02, respectively, for the six months ended June 30, 2017. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows; the impact was not material. The Company has elected to continue its current practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Financial instruments and lease contracts are generally outside the scope of the ASU as are revenues that are in the scope of ASC 860 "Transfers and Servicing", ASC 460 "Guarantees" and ASC 815 "Derivatives and Hedging". The FASB has issued subsequent ASUs to clarify certain aspects of ASU 2014-09, without changing the core principle of the guidance and to defer the effective date of ASU 2014-09 to annual periods and interim periods within fiscal years beginning after December 15, 2017. Entities should apply the amendments in this ASU retrospectively to each prior reporting period presented incorporating certain practical expedients, or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. Although management has not finalized its evaluation of the impact of adoption of this ASU, substantially all of the Company's revenues have historically been, and are expected to continue to be, generated from activities that are outside the scope of the ASU. Therefore, management does not expect adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows. Service charges on deposit accounts, which totaled approximately $6.5 million for the six months ended June 30, 2017, is the most significant category of revenue identified as within the scope of the ASU; management does not expect the amount and timing of recognition of such revenue to be materially impacted by adoption, which management expects to apply retrospectively.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU that are expected to be most applicable to the Company (1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, (2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and (3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's current practice. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017 and will be adopted by means of a cumulative-effect adjustment to the balance sheet, except for amendments related to equity securities without readily determinable fair values, which will be applied prospectively. Although management has not finalized its evaluation of the impact of adoption of this ASU, adoption is not expected to have any impact on the Company's consolidated financial position or cash flows. The carrying value of equity

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

investments for which fair value changes will be recognized in earnings after adoption totaled $72 million and had unrealized gains of $10.9 million at June 30, 2017. Adoption of the ASU will impact the Company's disclosures about the fair value of certain financial instruments.
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
June 30, 2017

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2017	2016	2017	2016
Basic earnings per common share:
Numerator:
Net income	$66,407	$56,725	$128,700	$111,599
Distributed and undistributed earnings allocated to participating securities	(2,483)	(2,282)	(4,805)	(4,490)
Income allocated to common stockholders for basic earnings per common share	$63,924	$54,443	$123,895	$107,109
Denominator:
Weighted average common shares outstanding	106,827,077	104,160,894	106,325,244	104,039,977
Less average unvested stock awards	(1,144,135)	(1,193,517)	(1,102,836)	(1,173,213)
Weighted average shares for basic earnings per common share	105,682,942	102,967,377	105,222,408	102,866,764
Basic earnings per common share	$0.60	$0.53	$1.18	$1.04
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$63,924	$54,443	$123,895	$107,109
Adjustment for earnings reallocated from participating securities	7	(81)	15	(182)
Income used in calculating diluted earnings per common share	$63,931	$54,362	$123,910	$106,927
Denominator:
Weighted average shares for basic earnings per common share	105,682,942	102,967,377	105,222,408	102,866,764
Dilutive effect of stock options and executive share-based awards	455,135	764,435	537,491	771,592
Weighted average shares for diluted earnings per common share	106,138,077	103,731,812	105,759,899	103,638,356
Diluted earnings per common share	$0.60	$0.52	$1.17	$1.03
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at June 30, 2017 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at June 30, 2017 and 2016, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unvested shares and share units	1,521,817	1,328,003	1,521,817	1,328,003
Stock options and warrants	1,850,279	1,851,376	1,850,279	1,851,376

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$24,958	$—	$(18)	$24,940
U.S. Government agency and sponsored enterprise residential MBS	2,148,173	16,866	(621)	2,164,418
U.S. Government agency and sponsored enterprise commercial MBS	115,461	1,032	(1,981)	114,512
Private label residential MBS and CMOs	636,897	43,696	(911)	679,682
Private label commercial MBS	1,185,598	13,056	(1,668)	1,196,986
Single family rental real estate-backed securities	540,105	8,348	(228)	548,225
Collateralized loan obligations	487,707	5,153	—	492,860
Non-mortgage asset-backed securities	190,100	2,243	(2,114)	190,229
Preferred stocks	61,013	10,948	—	71,961
State and municipal obligations	680,854	13,397	(4,441)	689,810
SBA securities	537,197	8,103	(331)	544,969
Other debt securities	4,031	4,704	—	8,735
	$6,612,094	$127,546	$(12,313)	$6,727,327

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$4,999	$6	$—	$5,005
U.S. Government agency and sponsored enterprise residential MBS	1,513,028	15,922	(1,708)	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	126,754	670	(2,838)	124,586
Private label residential MBS and CMOs	334,167	42,939	(2,008)	375,098
Private label commercial MBS	1,180,386	9,623	(2,385)	1,187,624
Single family rental real estate-backed securities	858,339	4,748	(1,836)	861,251
Collateralized loan obligations	487,678	868	(1,250)	487,296
Non-mortgage asset-backed securities	187,660	2,002	(2,926)	186,736
Preferred stocks	76,180	12,027	(4)	88,203
State and municipal obligations	705,884	3,711	(11,049)	698,546
SBA securities	517,129	7,198	(421)	523,906
Other debt securities	3,999	4,092	—	8,091
	$5,996,203	$103,806	$(26,425)	$6,073,584
Investment securities held to maturity at June 30, 2017 and December 31, 2016 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at June 30, 2017 and December 31, 2016. The bond matures in 2024.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

At June 30, 2017, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$725,336	$739,352
Due after one year through five years	3,324,587	3,371,368
Due after five years through ten years	2,107,020	2,136,465
Due after ten years	394,138	408,181
Preferred stocks with no stated maturity	61,013	71,961
	$6,612,094	$6,727,327
Based on the Company’s proprietary assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2017 was 4.8 years. The effective duration of the investment portfolio as of June 30, 2017 was 1.7 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.0 billion and $1.8 billion at June 30, 2017 and December 31, 2016, respectively.
The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sale of investment securities available for sale	$166,368	$272,838	$427,923	$494,185

Gross realized gains	$656	$3,858	$2,292	$7,057
Gross realized losses	(29)	—	(29)	—
Gain on investment securities available for sale, net	$627	$3,858	$2,263	$7,057

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,940	$(18)	$—	$—	$24,940	$(18)
U.S. Government agency and sponsored enterprise residential MBS	288,059	(273)	67,444	(348)	355,503	(621)
U.S. Government agency and sponsored enterprise commercial MBS	52,707	(1,874)	21,194	(107)	73,901	(1,981)
Private label residential MBS and CMOs	232,666	(719)	6,643	(192)	239,309	(911)
Private label commercial MBS	151,745	(1,668)	—	—	151,745	(1,668)
Single family rental real estate-backed securities	14,696	(204)	26,872	(24)	41,568	(228)
Non-mortgage asset-backed securities	105,246	(2,114)	—	—	105,246	(2,114)
State and municipal obligations	304,441	(4,441)	—	—	304,441	(4,441)
SBA securities	2,517	(2)	18,595	(329)	21,112	(331)
	$1,177,017	$(11,313)	$140,748	$(1,000)	$1,317,765	$(12,313)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$191,463	$(628)	$112,391	$(1,080)	$303,854	$(1,708)
U.S. Government agency and sponsored enterprise commercial MBS	89,437	(2,838)	—	—	89,437	(2,838)
Private label residential MBS and CMOs	122,142	(1,680)	8,074	(328)	130,216	(2,008)
Private label commercial MBS	169,535	(2,370)	24,985	(15)	194,520	(2,385)
Single family rental real estate-backed securities	139,867	(842)	176,057	(994)	315,924	(1,836)
Collateralized loan obligations	69,598	(402)	173,983	(848)	243,581	(1,250)
Non-mortgage asset-backed securities	139,477	(2,926)	—	—	139,477	(2,926)
Preferred stocks	10,087	(4)	—	—	10,087	(4)
State and municipal obligations	448,180	(11,049)	—	—	448,180	(11,049)
SBA securities	4,204	(13)	20,076	(408)	24,280	(421)
	$1,383,990	$(22,752)	$515,566	$(3,673)	$1,899,556	$(26,425)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2017 or 2016. The Company does not intend to sell securities that are in significant unrealized loss positions at June 30, 2017 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2017, 79 securities were in unrealized loss positions. The amount of impairment related to 31 of these securities was considered insignificant, totaling approximately $268 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential MBS and commercial MBS
At June 30, 2017, six U.S. Government agency and sponsored enterprise residential MBS and four U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. For eight fixed rate securities, the impairment was primarily attributable to an increase in medium and long-term market interest rates subsequent to the date of acquisition. For the remaining two variable rate securities, the amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At June 30, 2017, eight private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was less than 3% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of June 30, 2017. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS:
At June 30, 2017, six private label commercial MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 3% of amortized cost. The unrealized losses were primarily attributable to increases in market interest rates since the purchase of the securities. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities:
At June 30, 2017, two single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. The amount of impairment of each of the individual securities was less than 2% of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Non-mortgage asset-backed securities:
At June 30, 2017, three non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. The amount of impairment of each of the individual securities was 3% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

State and municipal obligations:
At June 30, 2017, 18 state and municipal obligations were in unrealized loss positions, primarily due to increases in market interest rates. The amount of impairment of each of the individual securities was 4% or less of amortized cost. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses and management's ability and intent to hold the securities until recovery, the impairments were considered to be temporary.
SBA securities:
At June 30, 2017, one SBA security was in an unrealized loss position. The amount of impairment was less than 2% of amortized cost. This security was purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.
Note 4  Loans and Allowance for Loan and Lease Losses
The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include new loans and commercial and consumer loans acquired in the FSB Acquisition for which loss share coverage has terminated. Covered loans are further segregated between ACI loans and non-ACI loans.
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,806,895	$456,065	$31,788	$4,294,748	21.3%
Home equity loans and lines of credit	1,531	4,692	40,149	46,372	0.2%
Other consumer loans	21,134	—	—	21,134	0.1%
	3,829,560	460,757	71,937	4,362,254	21.6%
Commercial:
Multi-family	3,718,286	—	—	3,718,286	18.4%
Non-owner occupied commercial real estate	3,933,110	—	—	3,933,110	19.5%
Construction and land	249,002	—	—	249,002	1.2%
Owner occupied commercial real estate	1,882,952	—	—	1,882,952	9.3%
Commercial and industrial	3,615,000	—	—	3,615,000	17.9%
Commercial lending subsidiaries	2,430,892	—	—	2,430,892	12.1%
	15,829,242	—	—	15,829,242	78.4%
Total loans	19,658,802	460,757	71,937	20,191,496	100.0%
Premiums, discounts and deferred fees and costs, net	45,224	—	(5,384)	39,840
Loans including premiums, discounts and deferred fees and costs	19,704,026	460,757	66,553	20,231,336
Allowance for loan and lease losses	(151,099)	(1,812)	(2,737)	(155,648)
Loans, net	$19,552,927	$458,945	$63,816	$20,075,688

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

	December 31, 2016
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,422,425	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	3,894	47,629	52,643	0.3%
Other consumer loans	24,365	—	—	24,365	0.1%
	3,447,910	536,242	84,304	4,068,456	21.0%
Commercial:
Multi-family	3,824,973	—	—	3,824,973	19.8%
Non-owner occupied commercial real estate	3,739,235	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	311,436	1.6%
Owner occupied commercial real estate	1,736,858	—	—	1,736,858	9.0%
Commercial and industrial	3,391,614	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	2,280,685	11.8%
	15,284,801	—	—	15,284,801	79.0%
Total loans	18,732,711	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,781,352	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	(2,100)	(152,953)
Loans, net	$18,630,499	$536,242	$75,700	$19,242,441
Included in non-covered loans above are $38 million and $47 million at June 30, 2017 and December 31, 2016, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At June 30, 2017 and December 31, 2016, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $699 million and $643 million, respectively.
During the three and six months ended June 30, 2017 and 2016, the Company purchased 1-4 single family residential loans totaling $297 million, $637 million, $328 million and $582 million, respectively.
At June 30, 2017, the Company had pledged real estate loans with UPB of approximately $10.4 billion and recorded investment of approximately $9.7 billion as security for FHLB advances.
At June 30, 2017 and December 31, 2016, the UPB of ACI loans was $1.3 billion and $1.5 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows (in thousands):

Balance at December 31, 2015	$902,565
Reclassifications from non-accretable difference	76,751
Accretion	(303,931)
Balance at December 31, 2016	675,385
Reclassifications from non-accretable difference	53,338
Accretion	(153,199)
Balance at June 30, 2017	$575,524

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
UPB of loans sold	$69,143	$58,699	$123,737	$115,552

Cash proceeds, net of transaction costs	$53,007	$40,954	$98,421	$83,490
Recorded investment in loans sold	56,454	45,105	99,986	88,353
Gain (loss) on sale of covered loans, net	$(3,447)	$(4,151)	$(1,565)	$(4,863)

Gain on FDIC indemnification, net	$2,759	$3,363	$1,257	$3,932

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017			2016
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,790	$139,491	$151,281	$13,828	$111,816	$125,644
Provision for (recovery of) loan losses:	0	0
ACI loans	981	—	981	—	—	—
Non-ACI loans	677	(5)	672	67	(10)	57
New loans	93	11,873	11,966	(991)	15,267	14,276
Total provision	1,751	11,868	13,619	(924)	15,257	14,333
Charge-offs:
Non-ACI loans	—	—	—	(501)	—	(501)
New loans	—	(10,237)	(10,237)	—	(5,325)	(5,325)
Total charge-offs	—	(10,237)	(10,237)	(501)	(5,325)	(5,826)
Recoveries:
Non-ACI loans	2	5	7	2	10	12
New loans	7	971	978	10	1,545	1,555
Total recoveries	9	976	985	12	1,555	1,567
Ending balance	$13,550	$142,098	$155,648	$12,415	$123,303	$135,718

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

	Six Months Ended June 30,
	2017			2016
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,503	$141,450	$152,953	$16,211	$109,617	$125,828
Provision for (recovery of) loan losses:
ACI loans	1,812	—	1,812	—	—	—
Non-ACI loans	658	(38)	620	(644)	(30)	(674)
New loans	(415)	23,702	23,287	(2,394)	21,109	18,715
Total provision	2,055	23,664	25,719	(3,038)	21,079	18,041
Charge-offs:
Non-ACI loans	(55)	—	(55)	(839)	—	(839)
New loans	—	(25,006)	(25,006)	—	(9,133)	(9,133)
Total charge-offs	(55)	(25,006)	(25,061)	(839)	(9,133)	(9,972)
Recoveries:
Non-ACI loans	34	38	72	68	30	98
New loans	13	1,952	1,965	13	1,710	1,723
Total recoveries	47	1,990	2,037	81	1,740	1,821
Ending balance	$13,550	$142,098	$155,648	$12,415	$123,303	$135,718
The provision for loan losses on residential and other consumer ACI loans for the three and six months ended June 30, 2017 represents impairment of one pool of ACI home equity loans and lines of credit.
The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	June 30, 2017			December 31, 2016
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$13,550	$142,098	$155,648	$11,503	$141,450	$152,953
Ending balance: non-ACI and new loans individually evaluated for impairment	$602	$24,454	$25,056	$541	$19,229	$19,770
Ending balance: non-ACI and new loans collectively evaluated for impairment	$11,136	$117,644	$128,780	$10,962	$122,221	$133,183
Ending balance: ACI	$1,812	$—	$1,812	$—	$—	$—
Ending balance: non-ACI	$2,737	$—	$2,737	$2,100	$—	$2,100
Ending balance: new loans	$9,001	$142,098	$151,099	$9,403	$141,450	$150,853
Loans:
Ending balance	$4,407,529	$15,823,807	$20,231,336	$4,109,817	$15,285,577	$19,395,394
Ending balance: non-ACI and new loans individually evaluated for impairment	$12,964	$231,022	$243,986	$12,957	$176,932	$189,889
Ending balance: non-ACI and new loans collectively evaluated for impairment	$3,933,698	$15,554,565	$19,488,263	$3,560,611	$15,061,707	$18,622,318
Ending balance: ACI loans	$460,867	$38,220	$499,087	$536,249	$46,938	$583,187

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Credit quality information
Loans other than ACI loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships on non-accrual status with committed balances greater than or equal to $1.0 million that have internal risk ratings of substandard or doubtful, as well as loans that have been modified in TDRs, are individually evaluated for impairment. Other commercial relationships on non-accrual status with committed balances under $1.0 million may also be evaluated individually for impairment, at management's discretion. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due.
ACI loans or pools are considered to be impaired when it is probable that the Company will be unable to collect all of the expected cash flows at acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition), other than due to changes in interest rate indices and prepayment assumptions.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The tables below present information about loans or ACI pools identified as impaired at the dates indicated (in thousands):

	June 30, 2017			December 31, 2016
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
1-4 single family residential	$28	$33	$—	$—	$—	$—
Home equity loans and lines of credit	1	1	—	—	—	—
Non-owner occupied commercial real estate	7,391	7,533	—	510	512	—
Construction and land	1,238	1,238	—	1,238	1,238	—
Owner occupied commercial real estate	16,448	16,661	—	16,834	16,894	—
Commercial and industrial
Taxi medallion loans	50,352	50,352	—	18,107	18,107	—
Other commercial and industrial	1,920	1,933	—	6,172	6,172	—
Commercial lending subsidiaries	2,500	2,500	—	10,620	10,510	—
With a specific allowance recorded:
1-4 single family residential	984	961	56	561	546	12
Multi-family	2,717	2,695	30	—	—	—
Owner occupied commercial real estate	3,963	3,935	2,910	491	513	263
Construction and land	3,117	3,117	12	—	—	—
Commercial and industrial
Taxi medallion loans	76,810	76,822	11,916	73,131	73,147	5,948
Other commercial and industrial	40,659	40,657	5,962	29,452	29,463	9,168
Commercial lending subsidiaries	23,907	23,708	3,624	21,712	21,605	3,850
Total:
Residential and other consumer	$1,013	$995	$56	$561	$546	$12
Commercial	231,022	231,151	24,454	178,267	178,161	19,229
	$232,035	$232,146	$24,510	$178,828	$178,707	$19,241
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$1,017	$1,204	$—	$1,169	$1,391	$—
Home equity loans and lines of credit	1,656	1,674	—	2,255	2,286	—
With a specific allowance recorded:
1-4 single family residential	1,267	1,500	166	1,272	1,514	181
Home equity loans and lines of credit	8,011	8,099	380	7,700	7,804	348
	$11,951	$12,477	$546	$12,396	$12,995	$529
ACI loans:
With a specific allowance recorded:
Home equity loans and lines of credit	$4,692	$29,302	$1,812	$—	$—	$—
Non-covered impaired loans include commercial real estate ACI loans modified in TDRs with a carrying value of $1.3 million as of December 31, 2016. Interest income recognized on impaired loans and pools for the three and six months ended June 30, 2017 was approximately $4.4 million and $6.3 million, respectively. Interest income recognized on impaired loans for the three and six months ended June 30, 2016 was not material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The following table presents the average recorded investment in impaired loans or ACI pools for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017			2016
		Covered Loans			Covered Loans
	Non-Covered Loans	Non-ACI Loans	ACI Loans	Non-Covered Loans	Non-ACI Loans	ACI Loans
Residential and other consumer:
1-4 single family residential	$833	$2,363	$—	$291	$3,104	$—
Home equity loans and lines of credit	2	9,619	4,904	—	8,669	—
	835	$11,982	$4,904	291	$11,773	$—
Commercial:
Multi-family	2,725			—
Non-owner occupied commercial real estate	3,696			777
Construction and land	4,357			666
Owner occupied commercial real estate	18,790			14,627
Commercial and industrial	153,805			70,186
Commercial lending subsidiaries	28,623			9,487
	211,996			95,743
	$212,831			$96,034

	Six Months Ended June 30,
	2017			2016
		Covered Loans			Covered Loans
	Non-Covered Loans	Non-ACI Loans	ACI Loans	Non-Covered Loans	Non-ACI Loans	ACI Loans
Residential and other consumer:
1-4 single family residential	$720	$2,402	$—	$205	$3,279	$—
Home equity loans and lines of credit	2	9,691	3,731	—	8,605	—
	722	$12,093	$3,731	205	$11,884	$—
Commercial:
Multi-family	2,045			—
Non-owner occupied commercial real estate	1,975			912
Construction and land	3,577			333
Owner occupied commercial real estate	18,019			11,452
Commercial and industrial	143,085			57,294
Commercial lending subsidiaries	30,104			10,004
	198,805			79,995
	$199,527			$80,200

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The following table presents the recorded investment in loans on non-accrual status as of the dates indicated (in thousands):

	June 30, 2017		December 31, 2016
	Non-Covered Loans	Non-ACI Loans	Non-Covered Loans	Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$1,773	$916	$566	$918
Home equity loans and lines of credit	—	2,741	—	2,283
Other consumer loans	340	—	2	—
	2,113	$3,657	568	$3,201
Commercial:
Non-owner occupied commercial real estate	8,188		559
Construction and land	1,238		1,238
Owner occupied commercial real estate	22,089		19,439
Commercial and industrial
Taxi medallion loans	66,168		60,660
Other commercial and industrial	8,853		16,036
Commercial lending subsidiaries	26,670		32,645
	133,206		130,577
	$135,319		$131,145
Non-covered loans contractually delinquent by 90 days or more and still accruing totaled $0.4 million and $1.6 million at June 30, 2017 and December 31, 2016, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2017, respectively, and $0.9 million and $1.5 million for the three and six months ended June 30, 2016, respectively.
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
June 30, 2017

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for non-covered loans, based on original LTV and FICO score:

	June 30, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$90,381	$112,360	$183,616	$822,940	$1,209,297
60% - 70%	93,545	103,774	136,570	565,875	899,764
70% - 80%	130,011	168,205	303,153	1,020,803	1,622,172
More than 80%	25,531	13,840	16,462	70,534	126,367
	$339,468	$398,179	$639,801	$2,480,152	$3,857,600

	December 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$87,035	$113,401	$163,668	$751,291	$1,115,395
60% - 70%	80,694	94,592	124,180	523,970	823,436
70% - 80%	110,509	148,211	276,425	907,450	1,442,595
More than 80%	22,115	9,058	15,470	42,280	88,923
	$300,353	$365,262	$579,743	$2,224,991	$3,470,349

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Commercial credit exposure, based on internal risk rating:

	June 30, 2017
					Commercial and Industrial
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,684,869	$3,838,898	$239,820	$1,822,989	$16,410	$3,367,047	$2,379,665	$15,349,698
Special mention	—	35,966	—	23,536	—	11,313	31,607	102,422
Substandard	37,799	48,742	8,678	31,086	143,092	67,560	27,288	364,245
Doubtful	—	—	—	3,056	537	2,704	1,145	7,442
	$3,722,668	$3,923,606	$248,498	$1,880,667	$160,039	$3,448,624	$2,439,705	$15,823,807

	December 31, 2016
					Commercial and Industrial
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,811,822	$3,694,931	$309,675	$1,672,199	$40,460	$3,112,590	$2,255,444	$14,897,121
Special mention	12,000	7,942	—	33,274	—	19,009	—	72,225
Substandard	5,852	28,935	1,238	30,377	138,035	68,704	31,572	304,713
Doubtful	—	—	—	—	178	8,162	3,178	11,518
	$3,829,674	$3,731,808	$310,913	$1,735,850	$178,673	$3,208,465	$2,290,194	$15,285,577

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2017					December 31, 2016
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential	$3,851,023	$4,278	$260	$2,039	$3,857,600	$3,457,606	$10,355	$325	$2,063	$3,470,349
Home equity loans and lines of credit	1,531	—	—	—	1,531	1,120	—	—	—	1,120
Other consumer loans	21,088	—	—	—	21,088	24,306	—	—	—	24,306
Multi-family	3,722,668	—	—	—	3,722,668	3,829,674	—	—	—	3,829,674
Non-owner occupied commercial real estate	3,922,164	—	—	1,442	3,923,606	3,730,470	754	—	584	3,731,808
Construction and land	247,260	—	—	1,238	248,498	309,675	—	—	1,238	310,913
Owner occupied commercial real estate	1,869,958	1,187	2,251	7,271	1,880,667	1,726,826	1,557	797	6,670	1,735,850
Commercial and industrial
Taxi medallion loans	146,168	—	2,529	11,342	160,039	137,856	7,037	4,563	29,217	178,673
Other commercial and industrial	3,446,754	149	1,039	682	3,448,624	3,198,008	2,515	954	6,988	3,208,465
Commercial lending subsidiaries	2,437,205	—	—	2,500	2,439,705	2,284,435	12	3,247	2,500	2,290,194
	$19,665,819	$5,614	$6,079	$26,514	$19,704,026	$18,699,976	$22,230	$9,886	$49,260	$18,781,352
Covered loans:
Non-ACI loans:
1-4 single family residential	$25,776	$150	$—	$916	$26,842	$29,406	$481	$—	$918	$30,805
Home equity loans and lines of credit	35,755	984	231	2,741	39,711	43,129	1,255	534	2,077	46,995
	$61,531	$1,134	$231	$3,657	$66,553	$72,535	$1,736	$534	$2,995	$77,800
ACI loans:
1-4 single family residential	$427,956	$10,051	$2,299	$15,759	$456,065	$500,272	$13,524	$2,990	$15,562	$532,348
Home equity loans and lines of credit	4,028	108	93	463	4,692	3,460	148	23	263	3,894
	$431,984	$10,159	$2,392	$16,222	$460,757	$503,732	$13,672	$3,013	$15,825	$536,242
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $16 million at both June 30, 2017 and December 31, 2016.
Foreclosure of residential real estate:
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $4 million and $5 million at June 30, 2017 and December 31, 2016, respectively. The recorded investment in residential mortgage loans in the process of foreclosure totaled $11 million and $8 million at June 30, 2017 and December 31, 2016, respectively, substantially all of which were covered loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Troubled debt restructurings:
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2017 and 2016, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2017				2016
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	4	$340	3	$236	1	$107	—	$—
Non-owner occupied commercial real estate	1	5,420	—	—	—	—	—	—
Owner occupied commercial real estate	2	4,597	1	342	2	4,768	—	—
Commercial and industrial
Taxi medallion loans	51	33,650	7	3,024	15	10,907	5	3,312
Other commercial and industrial	—	—	—	—	5	20,198	—	—
Commercial lending subsidiaries	—	—	1	2,500	—	—	—	—
	58	$44,007	12	$6,102	23	$35,980	5	$3,312
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	5	$949	2	$414	4	$315	2	$509

	Six Months Ended June 30,
	2017				2016
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	5	$449	3	$236	1	$107	—	$—
Home equity loans and lines of credit	1	1	—	—	—	—	—	—
Multi-family	1	2,717	—	—	—	—	—	—
Non-owner occupied commercial real estate	1	5,420	—	—	—	—	—	—
Construction and land	1	3,117	—	—	—	—	—	—
Owner occupied commercial real estate	2	4,597	1	342	2	4,768	—	—
Commercial and industrial
Taxi medallion loans	82	56,833	11	5,856	39	28,014	5	3,312
Other commercial and industrial	11	18,361	1	796	5	20,198	—	—
Commercial lending subsidiaries	1	13,275	1	2,500	—	—	—	—
	105	$104,770	17	$9,730	47	$53,087	5	$3,312
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	6	$1,087	2	$414	6	$628	2	$509
Modifications during the three and six months ended June 30, 2017 and 2016 included interest rate reductions, restructuring of the amount and timing of required periodic payments and extensions of maturity. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

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
In addition, recoveries of previously indemnified losses on assets that were previously covered under the Commercial Shared-Loss Agreement resulted in reimbursements due to the FDIC through June 30, 2017. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the accompanying consolidated balance sheets.
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017			2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,653)	$1,323	$(330)	$(57)	$(36)	$(93)
Income from resolution of covered assets, net	8,361	(6,695)	1,666	9,545	(7,636)	1,909
Loss on sale of covered loans	(3,447)	2,759	(688)	(4,151)	3,363	(788)
Loss on covered OREO	(25)	25	—	(243)	195	(48)
	$3,236	$(2,588)	$648	$5,094	$(4,114)	$980

	Six Months Ended June 30,
	2017			2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(2,432)	$1,880	$(552)	$674	$(639)	$35
Income from resolution of covered assets, net	15,666	(12,500)	3,166	17,543	(14,034)	3,509
Loss on sale of covered loans	(1,565)	1,257	(308)	(4,863)	3,932	(931)
Loss on covered OREO	(30)	27	(3)	(405)	338	(67)
	$11,639	$(9,336)	$2,303	$12,949	$(10,403)	$2,546

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the six months ended June 30, 2017 and the year ended December 31, 2016, were as follows (in thousands):

Balance at December 31, 2015	$739,843
Amortization	(160,091)
Reduction for claims filed	(46,083)
Net loss on FDIC indemnification	(17,759)
Balance at December 31, 2016	515,910
Amortization	(90,126)
Reduction for claims filed	(9,678)
Net loss on FDIC indemnification	(9,336)
Balance at June 30, 2017	$406,770
The balances at June 30, 2017 and December 31, 2016 are reflected in the consolidated balance sheets as follows (in thousands):

	June 30, 2017	December 31, 2016
FDIC indemnification asset	$406,820	$515,933
Other liabilities	(50)	(23)
	$406,770	$515,910
Note 6    Income Taxes
The Company’s effective income tax rate was 30.4% and 33.0% for the three months ended June 30, 2017 and 2016, respectively, and 30.6% and 33.9% for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate differed from the statutory federal income tax rate of 35% in both periods due primarily to the effect of income not subject to tax, offset by state income taxes. In addition, the effective income tax rate for the three and six months ended June 30, 2017 reflected the impact of $0.3 million and $2.9 million, respectively, in excess tax benefits resulting from activity related to vesting of share-based awards and exercise of stock options.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $68 million and $71 million at June 30, 2017 and December 31, 2016, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $37 million and $53 million at June 30, 2017 and December 31, 2016, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at June 30, 2017 was approximately $73 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the three and six months ended June 30, 2017 and 2016.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three and six months ended June 30, 2017 and 2016 was not material.
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
The CME amended its rules effective January 2017 to legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at June 30, 2017.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2017
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.63%	3-Month Libor	4.0	$2,095,000	Other assets / Other liabilities	$1,057	$(466)
Pay-fixed forward-starting interest rate swaps	Variability of interest cash flows on variable rate borrowings	3.37%	3-Month Libor	10.2	125,000	Other assets / Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.85%	Indexed to 1-month Libor	6.5	945,088	Other assets / Other liabilities	7,651	(19,481)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.85%	6.5	945,088	Other assets / Other liabilities	20,039	(8,512)
Interest rate caps purchased, indexed to 1-month Libor			2.87%	1.8	163,270	Other assets	63	—
Interest rate caps sold, indexed to 1-month Libor		2.87%		1.8	163,270	Other liabilities	—	(63)
					$4,436,716		$28,810	$(28,522)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

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
During the three and six months ended June 30, 2017 and 2016, the amount of loss reclassified from AOCI into interest expense (effective portion) was $2.6 million, $5.5 million, $4.3 million and $9.3 million, respectively.
During the six months ended June 30, 2017 and 2016, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2017, the amount of loss expected to be reclassified from AOCI into earnings during the next twelve months was $7.1 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2017
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$8,771	$—	$8,771	$(7,214)	$—	$1,557
Derivative liabilities	(19,947)	—	(19,947)	7,214	12,733	—
	$(11,176)	$—	$(11,176)	$—	$12,733	$1,557

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

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
At June 30, 2017, the Company had pledged investment securities available for sale with a carrying amount of $44 million and cash on deposit of $3 million as collateral for interest rate swaps in a liability position. No financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$13,375	$(5,283)	$8,092	$70,338	$(27,783)	$42,555
Amounts reclassified to gain on investment securities available for sale, net	(627)	248	(379)	(3,858)	1,524	(2,334)
Net change in unrealized gains on investment securities available for sale	12,748	(5,035)	7,713	66,480	(26,259)	40,221
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(14,212)	5,614	(8,598)	(24,195)	9,557	(14,638)
Amounts reclassified to interest expense on borrowings	2,571	(1,015)	1,556	4,305	(1,701)	2,604
Net change in unrealized losses on derivative instruments	(11,641)	4,599	(7,042)	(19,890)	7,856	(12,034)
Other comprehensive income	$1,107	$(436)	$671	$46,590	$(18,403)	$28,187

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

	Six Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$40,114	$(15,845)	$24,269	$83,097	$(32,823)	$50,274
Amounts reclassified to gain on investment securities available for sale, net	(2,263)	894	(1,369)	(7,057)	2,787	(4,270)
Net change in unrealized gains on investment securities available for sale	37,851	(14,951)	22,900	76,040	(30,036)	46,004
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(13,499)	5,332	(8,167)	(66,121)	26,118	(40,003)
Amounts reclassified to interest expense on borrowings	5,462	(2,157)	3,305	9,309	(3,677)	5,632
Net change in unrealized losses on derivative instruments	(8,037)	3,175	(4,862)	(56,812)	22,441	(34,371)
Other comprehensive income	$29,814	$(11,776)	$18,038	$19,228	$(7,595)	$11,633
The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	22,900	(4,862)	18,038
Balance at June 30, 2017	$69,957	$(10,672)	$59,285

Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income	46,004	(34,371)	11,633
Balance at June 30, 2016	$87,539	$(53,724)	$33,815

Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
During the six months ended June 30, 2017, the Company granted 591,999 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $34.41 to $40.84, and had an aggregate fair value of $24.0 million. The total unrecognized compensation cost of $29.9 million for all unvested share awards outstanding at June 30, 2017 will be recognized over a weighted average remaining period of 2.13 years.
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
June 30, 2017

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
The first tranche of RSUs granted vested on December 31, 2016. The Company cash settled these share units in the amount of $0.8 million during the first quarter of 2017. As a result of this cash settlement, all RSUs and PSUs have been determined to be liability instruments and will be remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
During the six months ended June 30, 2017, 47,848 RSUs and 47,848 PSUs were granted. During the six months ended June 30, 2016, 57,873 RSUs and 57,873 PSUs were granted. The total liability for the share units was $1.8 million at June 30, 2017. The total unrecognized compensation cost of $5.7 million for these share units at June 30, 2017 will be recognized over a weighted average remaining period of 2.31 years.
The 591,999 unvested share awards granted during the six months ended June 30, 2017, as discussed above, included 25,321 unvested share awards granted to certain of the Company's executives based on the achievement of performance criteria pre-established by the Compensation Committee for the year ended December 31, 2016.
Incentive awards
Beginning in 2017, the Company's annual incentive compensation arrangements provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant. The total liability for the share units was $0.8 million at June 30, 2017. The total unrecognized compensation cost of $5.7 million for these share units at June 30, 2017 will be recognized over a weighted average remaining period of 3.50 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
Option Awards
A summary of activity related to stock option awards for the six months ended June 30, 2017 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2016	3,602,076	$26.74
Exercised	(2,304,108)	26.70
Option awards outstanding and exercisable, June 30, 2017	1,297,968	$26.81
Activity related to stock option awards for the six months ended June 30, 2016 was not significant. The intrinsic value of options exercised and the related tax benefit was $25.3 million and $3.8 million, respectively, during the six months ended June 30, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

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
Derivative financial instruments—Fair values of interest rate swaps are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include LIBOR swap rates and LIBOR forward yield curves. These fair value measurements are generally classified within level 2 of the fair value hierarchy.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$24,940	$—	$—	$24,940
U.S. Government agency and sponsored enterprise residential MBS	—	2,164,418	—	2,164,418
U.S. Government agency and sponsored enterprise commercial MBS	—	114,512	—	114,512
Private label residential MBS and CMOs	—	570,892	108,790	679,682
Private label commercial MBS	—	1,196,986	—	1,196,986
Single family rental real estate-backed securities	—	548,225	—	548,225
Collateralized loan obligations	—	492,860	—	492,860
Non-mortgage asset-backed securities	—	190,229	—	190,229
Preferred stocks	70,935	1,026	—	71,961
State and municipal obligations	—	689,810	—	689,810
SBA securities	—	544,969	—	544,969
Other debt securities	—	3,812	4,923	8,735
Servicing rights	—	—	29,128	29,128
Derivative assets	—	28,810	—	28,810
Total assets at fair value	$95,875	$6,546,549	$142,841	$6,785,265
Derivative liabilities	$—	$28,522	$—	$28,522
Total liabilities at fair value	$—	$28,522	$—	$28,522

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$5,005	$—	$—	$5,005
U.S. Government agency and sponsored enterprise residential MBS	—	1,527,242	—	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	—	124,586	—	124,586
Private label residential MBS and CMOs	—	254,488	120,610	375,098
Private label commercial MBS	—	1,187,624	—	1,187,624
Single family rental real estate-backed securities	—	861,251	—	861,251
Collateralized loan obligations	—	487,296	—	487,296
Non-mortgage asset-backed securities	—	186,736	—	186,736
Preferred stocks	86,890	1,313	—	88,203
State and municipal obligations	—	698,546	—	698,546
SBA securities	—	523,906	—	523,906
Other debt securities	—	3,519	4,572	8,091
Servicing rights	—	—	27,159	27,159
Derivative assets	—	50,232	—	50,232
Total assets at fair value	$91,895	$5,906,739	$152,341	$6,150,975
Derivative liabilities	$—	$61,562	$—	$61,562
Total liabilities at fair value	$—	$61,562	$—	$61,562
There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2017 and 2016.
The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended June 30,
	2017			2016
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$114,830	$4,931	$29,049	$135,094	$4,330	$24,844
Gains (losses) for the period included in:
Net income	—	—	(2,751)	—	—	(1,611)
Other comprehensive income	40	19	—	902	(51)	—
Discount accretion	1,414	155	—	1,470	25	—
Purchases or additions	—	—	2,830	—	—	1,658
Sales	—	—	—	—	—	—
Settlements	(7,494)	(182)	—	(6,310)	(12)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$108,790	$4,923	$29,128	$131,156	$4,292	$24,891

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

	Six Months Ended June 30,
	2017			2016
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$120,610	$4,572	$27,159	$140,883	$4,532	$20,017
Gains (losses) for the period included in:
Net income	—	—	(2,943)	—	—	(3,614)
Other comprehensive income	(983)	368	—	(527)	(267)	—
Discount accretion	2,876	189	—	3,081	52	—
Purchases or additions	—	—	4,912	—	—	8,488
Sales	—	—	—	—	—	—
Settlements	(13,713)	(206)	—	(12,281)	(25)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$108,790	$4,923	$29,128	$131,156	$4,292	$24,891
Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized losses included in earnings for the six months ended June 30, 2017 and 2016 that were related to servicing rights held at June 30, 2017 and 2016 totaled approximately $0.7 million and $1.3 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2017 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $109 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at June 30, 2017 were 18.1%, 11.8% and 1.5% for investment grade, non-investment grade and option-arm securities, respectively. There were $26 million of option-arm securities with a subordination level of zero at June 30, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of June 30, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2017
Investment grade	$46,814	Discounted cash flow	Voluntary prepayment rate	2.74% - 24.84% (15.40%)
			Probability of default	0.17% - 4.01% (1.44%)
			Loss severity	15.00% - 75.00% (34.64%)
			Discount rate	2.21% - 7.07% (3.63%)

Non-investment grade	$34,531	Discounted cash flow	Voluntary prepayment rate	0.95% - 29.40% (15.47%)
			Probability of default	0.00% - 4.16% (1.66%)
			Loss severity	15.00% - 85.00% (31.31%)
			Discount rate	0.70% - 21.58% (5.84%)

Option-arm (non-investment grade)	$27,445	Discounted cash flow	Voluntary prepayment rate	6.58% - 6.58% (6.58%)
			Probability of default	2.73% - 2.73% (2.73%)
			Loss severity	35.00% - 35.00% (35.00%)
			Discount rate	3.39% - 15.86% (5.31%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of June 30, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	June 30, 2017
Residential MSRs	$17,032	Discounted cash flow	Prepayment rate	7.33% - 30.19% (10.82%)
			Discount rate	9.50% - 9.58% (9.51%)

Commercial servicing rights	$12,096	Discounted cash flow	Prepayment rate	0.15% - 9.79% (7.78%)
			Discount rate	7.42% - 13.13% (12.00%)
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
June 30, 2017

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
The fair value of New York City taxi medallions is based primarily on an internal analysis that utilizes an income approach to valuation. This analysis utilizes data obtained from the NYTLC about the fleet in general and in some cases, our portfolio specifically, and management's assumptions, based on external data when available, about revenues, costs and expenses, to estimate the value that can reasonably be supported by the cash flow generating capacity of a medallion. We further discount the results of this analysis in recognition of estimated selling costs and declining trends in medallion values. We also consider prices of recent medallion transfers as published by the NYTLC; however, the market for taxi medallions is illiquid and information about the circumstances underlying observed transfers is unavailable, therefore, information about recent transfers is not considered sufficient to establish a reliable estimate of value. The Company's medallion valuations fall within the range of published transfer prices over the last six months. Taxi medallions in municipalities other than New York City are generally valued based on published information about recent transfer prices; the valuation of these assets did not have a material impact on the Company's consolidated financial statements for any period presented as the taxi medallion portfolio is heavily concentrated in New York City.
Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are classified within level 3 of the fair value hierarchy.
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	June 30, 2017				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
OREO and repossessed assets	$—	$—	$7,341	$7,341	$(610)	$(1,020)
Impaired loans	$—	$—	$78,459	$78,459	$(7,801)	$(11,236)

	June 30, 2016				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
OREO and repossessed assets	$—	$—	$7,345	$7,345	$(360)	$(368)
Impaired loans	$—	$—	$33,672	$33,672	$(6,278)	$(9,944)
Impaired loans at June 30, 2017 included in the table above included $60.8 million of taxi medallion loans, the majority of which were in New York City. Losses of $8.4 million were recognized on impaired taxi medallion loans during the six months ended June 30, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Decreases in the value of medallions are largely driven by decreases in revenues generated from the medallions. Inputs that had the most significant impact on the valuation of New York City taxi medallions at June 30, 2017 are presented below:

Average Amount
Average fare per trip	$16.13
Number of trips per shift	15.5
Days worked per month	25.6
Second shift rental achievement	58.2%
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$228,360	$228,360	$448,313	$448,313
Investment securities available for sale	1/2/3	6,727,327	6,727,327	6,073,584	6,073,584
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	271,947	271,947	284,272	284,272
Loans held for sale	2	29,016	32,516	41,198	45,833
Loans:
Covered	3	522,761	1,040,285	611,942	1,200,291
Non-covered	3	19,552,927	19,548,906	18,630,499	18,713,495
FDIC Indemnification asset	3	406,820	189,271	515,933	256,691
Derivative assets	2	28,810	28,810	50,232	50,232
Liabilities:
Demand, savings and money market deposits	2	$14,651,167	$14,651,167	$13,735,248	$13,735,248
Time deposits	2	6,126,673	6,128,301	5,755,642	5,759,787
FHLB advances	2	4,949,785	4,953,870	5,239,348	5,244,188
Notes and other borrowings	2	402,823	423,931	402,809	403,733
Derivative liabilities	2	28,522	28,522	61,562	61,562
The following methods and assumptions were used to estimate the fair value of each class of financial instruments, other than those described above:
Cash and cash equivalents
The carrying value of cash and cash equivalents approximates fair value due to their short-term nature and generally negligible credit risk.
Investment securities held to maturity
Investment securities held to maturity includes one bond issued by the State of Israel, with fair value obtained from a third party pricing service.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2017

Note 11     Commitments and Contingencies
The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Unfunded commitments under lines of credit include $10.9 million available under non-cancellable commitments in effect at the date of the FSB Acquisition, which are covered under the Single Family Shared-Loss Agreement if prescribed conditions are met.
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
Total lending related commitments outstanding at June 30, 2017 were as follows (in thousands):

Commitments to fund loans	$649,215
Commitments to purchase loans	441,726
Unfunded commitments under lines of credit	2,003,346
Commercial and standby letters of credit	88,100
$3,182,387
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and six months ended June 30, 2017 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report on Form 10-K”).
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
Performance highlights include:

•
Net income for the quarter ended June 30, 2017 was $66.4 million, or $0.60 per diluted share, compared to $56.7 million, or $0.52 per diluted share for the quarter ended June 30, 2016. Earnings for the second quarter of 2017 generated an annualized return on average stockholders' equity of 10.33% and a return on average assets of 0.94%. For the six months ended June 30, 2017, net income was $128.7 million, or $1.17 per diluted share, compared to $111.6 million, or $1.03 per diluted share, for the six months ended June 30, 2016. Earnings for the six months ended June 30, 2017 generated a return on average stockholders' equity of 10.21% and a return on average assets of 0.93%.

•
Net interest income increased by $25.3 million to $239.6 million for the quarter ended June 30, 2017 from $214.3 million for the quarter ended June 30, 2016. Interest income increased by $38.4 million, reflecting increases in the average balances of loans and investment securities outstanding, as well as increased yields. Interest expense increased by $13.1 million due to increases in average interest bearing liabilities and related costs.

•
The net interest margin, calculated on a tax-equivalent basis, increased to 3.76% for the quarter ended June 30, 2017 from 3.70% for the immediately preceding quarter ended March 31, 2017 and 3.75% for the quarter ended June 30, 2016. The net interest margin, calculated on a tax-equivalent basis, was 3.73% for the six months ended June 30, 2017 compared to 3.79% for the six months ended June 30, 2016.

•
Total interest earning assets increased by $1.1 billion during the quarter ended June 30, 2017. Non-covered loans and leases, including equipment under operating lease, grew by $836 million during the quarter. For the six months ended June 30, 2017, total interest earning assets increased by $1.2 billion.

•	Total deposits increased by $853 million for the quarter ended June 30, 2017 to $20.8 billion. For the six months ended June 30, 2017, total deposits increased by $1.3 billion.

•
At June 30, 2017, 97.0% of the new commercial loan portfolio was rated "pass" and substantially all of the new residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.69% and the ratio of non-covered non-performing assets to total assets was 0.49% at June 30, 2017. Non-performing taxi medallion loans comprised 0.34% of total non-covered loans and 0.23% of total assets at June 30, 2017.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 8.7%, CET1 and Tier 1 risk-based capital ratios of 11.9% and a Total risk-based capital ratio of 12.7% at June 30, 2017.

•
Book value per common share grew to $24.16 at June 30, 2017, an 8.0% increase from June 30, 2016. Tangible book value per common share increased by 8.4% over the same period, to $23.44 at June 30, 2017.

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
Net interest income is also impacted by the accounting for ACI loans acquired in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 2.5% and 3.0% of total loans, including premiums, discounts and deferred fees and costs, at June 30, 2017 and December 31, 2016, respectively. As this trend continues, assuming an otherwise stable interest rate environment, we would expect our net interest margin and interest rate spread to decrease as covered loans are resolved.
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

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$19,063,873	$180,015	3.78%	$16,881,425	$149,722	3.56%
Covered loans	562,049	76,588	54.51%	745,960	76,384	40.97%
Total loans	19,625,922	256,603	5.24%	17,627,385	226,106	5.14%
Investment securities (3)	6,445,336	49,205	3.05%	5,594,891	39,442	2.82%
Other interest earning assets	555,755	3,372	2.43%	534,119	3,124	2.35%
Total interest earning assets	26,627,013	309,180	4.65%	23,756,395	268,672	4.53%
Allowance for loan and lease losses	(154,745)			(131,061)
Non-interest earning assets	1,754,208			1,950,846
Total assets	$28,226,476			$25,576,180
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,537,017	2,814	0.73%	$1,435,252	2,115	0.59%
Savings and money market deposits	9,438,586	18,356	0.78%	8,152,354	12,314	0.61%
Time deposits	5,996,229	18,344	1.23%	5,189,699	14,404	1.12%
Total interest bearing deposits	16,971,832	39,514	0.93%	14,777,305	28,833	0.78%
FHLB advances	4,795,809	14,417	1.21%	4,715,960	11,999	1.02%
Notes and other borrowings	402,818	5,315	5.28%	402,751	5,322	5.29%
Total interest bearing liabilities	22,170,459	59,246	1.07%	19,896,016	46,154	0.93%
Non-interest bearing demand deposits	3,025,018			2,943,378
Other non-interest bearing liabilities	451,967			415,071
Total liabilities	25,647,444			23,254,465
Stockholders' equity	2,579,032			2,321,715
Total liabilities and stockholders' equity	$28,226,476			$25,576,180
Net interest income		$249,934			$222,518
Interest rate spread			3.58%			3.60%
Net interest margin			3.76%			3.75%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $7.2 million and $5.5 million, and the tax-equivalent adjustment for tax-exempt investment securities was $3.2 million and $2.7 million, for the three months ended June 30, 2017 and 2016, respectively.

(2)	Annualized

(3)	At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$18,894,681	$347,998	3.70%	$16,403,069	$293,560	3.59%
Covered loans	582,744	151,742	52.10%	769,873	152,173	39.54%
Total loans	19,477,425	499,740	5.15%	17,172,942	445,733	5.20%
Investment securities (3)	6,349,434	96,291	3.03%	5,375,775	75,217	2.80%
Other interest earning assets	563,926	6,829	2.44%	517,978	5,814	2.26%
Total interest earning assets	26,390,785	602,860	4.58%	23,066,695	526,764	4.58%
Allowance for loan and lease losses	(155,380)			(130,245)
Non-interest earning assets	1,782,243			1,978,162
Total assets	$28,017,648			$24,914,612
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,551,025	5,499	0.71%	$1,292,458	3,916	0.61%
Savings and money market deposits	9,349,203	33,777	0.73%	8,130,074	24,311	0.60%
Time deposits	5,835,121	34,966	1.21%	4,979,686	27,232	1.10%
Total interest bearing deposits	16,735,349	74,242	0.89%	14,402,218	55,459	0.77%
FHLB advances	4,871,917	27,316	1.13%	4,473,793	24,016	1.08%
Notes and other borrowings	402,818	10,633	5.28%	403,023	10,645	5.28%
Total interest bearing liabilities	22,010,084	112,191	1.03%	19,279,034	90,120	0.94%
Non-interest bearing demand deposits	3,033,989			2,926,585
Other non-interest bearing liabilities	430,567			417,467
Total liabilities	25,474,640			22,623,086
Stockholders' equity	2,543,008			2,291,526
Total liabilities and stockholders' equity	$28,017,648			$24,914,612
Net interest income		$490,669			$436,644
Interest rate spread			3.55%			3.64%
Net interest margin			3.73%			3.79%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $14.0 million, and $10.5 million, and the tax-equivalent adjustment for tax-exempt investment securities was $6.5 million and $5.0 million, for the six months ended June 30, 2017 and 2016, respectively.

(2)	Annualized

(3)	At fair value except for securities held to maturity
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Net interest income, calculated on a tax-equivalent basis, was $249.9 million for the three months ended June 30, 2017 compared to $222.5 million for the three months ended June 30, 2016, an increase of $27.4 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $40.5 million, offset by an increase in interest expense of $13.1 million.
The increase in tax-equivalent interest income was comprised primarily of a $30.5 million increase in interest income from loans and an $9.8 million increase in interest income from investment securities.

Increased interest income from loans was attributable to a $2.0 billion increase in the average balance outstanding and a 0.10% increase in the tax-equivalent yield to 5.24% for the three months ended June 30, 2017 from 5.14% for the three months ended June 30, 2016.
The tax-equivalent yield on non-covered loans was 3.78% for the three months ended June 30, 2017 compared to 3.56% for the three months ended June 30, 2016. The most significant factor contributing to the increased yield on non-covered loans was increases in market interest rates.
Interest income on covered loans totaled $76.6 million and $76.4 million for the three months ended June 30, 2017 and 2016, respectively. The tax-equivalent yield on those loans increased to 54.51% for the three months ended June 30, 2017 from 40.97% for the three months ended June 30, 2016. The increase in the yield on covered loans resulted primarily from improvements in expected cash flows for ACI loans.
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was somewhat offset by the continued increase in non-covered loans, with yields lower than those on covered loans, as a percentage of total loans.
The average balance of investment securities increased by $850 million for the three months ended June 30, 2017 from the three months ended June 30, 2016 while the tax-equivalent yield increased to 3.05% from 2.82%. The most significant factors contributing to the increase in the tax-equivalent yield were (i) resetting of coupon rates on floating-rate securities and (ii) net purchases of securities at higher yields.
The components of the increase in interest expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 were a $10.7 million increase in interest expense on deposits and a $2.4 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $2.2 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.15% to 0.93% for the three months ended June 30, 2017 from 0.78% for the three months ended June 30, 2016. These cost increases were generally driven by growth of deposits in competitive markets and a rising market interest rate environment.
The increase in interest expense on FHLB advances reflected an increase in the average cost of 0.19% to 1.21% for the three months ended June 30, 2017 from 1.02% for the three months ended June 30, 2016. The increase in cost was driven by increased market rates and to a lesser extent, an extension of maturities through interest rate swaps.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended June 30, 2017 was 3.76% as compared to 3.75% for the three months ended June 30, 2016. The interest rate spread decreased to 3.58% for the three months ended June 30, 2017 from 3.60% for the three months ended June 30, 2016. The relative consistency of net interest margin and interest rate spread resulted primarily from the offsetting factors discussed above. Future trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, by the mix of interest earning assets, including the decline in covered loans as a percentage of total loans, and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net interest income, calculated on a tax-equivalent basis, was $490.7 million for the six months ended June 30, 2017 compared to $436.6 million for the six months ended June 30, 2016, an increase of $54.0 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $76.1 million, offset by an increase in interest expense of $22.1 million.
The increase in tax-equivalent interest income was comprised primarily of a $54.0 million increase in interest income from loans and a $21.1 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $2.3 billion increase in the average balance outstanding partially offset by a 0.05% decrease in the tax-equivalent yield to 5.15% for the six months ended June 30, 2017 from 5.20% for the six months ended June 30, 2016. Offsetting factors contributing to the overall decline in the yield on loans included:

•
Although the yield on non-covered loans increased to 3.70% for the six months ended June 30, 2017 from 3.59% for the six months ended June 30, 2016, lower-yielding non-covered loans comprised a greater percentage of the portfolio for the six months ended June 30, 2017 than for the corresponding period in 2016. Non-covered loans represented 97.0% of the average balance of loans outstanding for the six months ended June 30, 2017 compared to 95.5% for the six months ended June 30, 2016.

•
Interest income on covered loans totaled $151.7 million and $152.2 million for the six months ended June 30, 2017 and 2016, respectively. The tax-equivalent yield on those loans increased to 52.10% for the six months ended June 30, 2017 from 39.54% for the six months ended June 30, 2016.

The average balance of investment securities increased by $1.0 billion for the six months ended June 30, 2017 from the six months ended June 30, 2016 while the tax-equivalent yield increased to 3.03% from 2.80%.
The components of the increase in interest expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 were an $18.8 million increase in interest expense on deposits and a $3.3 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $2.3 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.12% to 0.89% for the six months ended June 30, 2017 from 0.77% for the six months ended June 30, 2016. The increase in interest expense on FHLB advances was a result of an increase of $0.4 billion in the average balance of advances, and to a lesser extent, an increase in the average rate paid.
Factors contributing to the changes in yields and costs for the six month periods were generally consistent with those for the three month periods discussed above.
The net interest margin, calculated on a tax-equivalent basis, for the six months ended June 30, 2017 was 3.73% as compared to 3.79% for the six months ended June 30, 2016. The interest rate spread decreased to 3.55% for the six months ended June 30, 2017 from 3.64% for the six months ended June 30, 2016. The declines in net interest margin and interest rate spread resulted primarily from the factors discussed above.
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
For the three months ended June 30, 2017 and 2016, we recorded provisions for loan losses of $12.0 million and $14.3 million, respectively, related to non-covered loans. For the six months ended June 30, 2017 and 2016, we recorded provisions for loan losses of $23.3 million and $18.7 million, respectively, related to non-covered loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
The most significant reasons for the decrease in the provision for loan losses related to non-covered loans for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 were (i) a net decrease in the relative impact on the provision of changes in quantitative and qualitative loss factors and (ii) lower loan growth, partially offset by (iii) an increase of $2.7 million in the provision related to taxi medallion loans.
Factors contributing to the increase in the provision for loan losses related to non-covered loans for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 were (i) the increase of $11.0 million in the provision related to taxi medallion loans and (ii) an increase in the provision related to impaired loans in other portfolio segments, partially offset by (iii) a net decrease in the relative impact on the provision of changes in quantitative and qualitative loss factors and (iv) the impact of lower loan growth in 2017.
For the three months ended June 30, 2017 and 2016, we recorded provisions for loan losses of $1.7 million and $0.1 million, respectively, related to covered loans. For the six months ended June 30, 2017 and 2016, we recorded provisions for (recovery of) loan losses of $2.4 million and $(0.7) million, respectively, related to covered loans. The provision for the three and six months ended June 30, 2017 related primarily to impairment recognized on an ACI HELOC pool. As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on the FDIC indemnification asset, recorded in non-interest income.

Non-Interest Income
The Company reported non-interest income of $29.9 million and $28.9 million for the three months ended June 30, 2017 and 2016, respectively. Non-interest income was $58.0 million and $52.1 million for the six months ended June 30, 2017 and 2016, respectively. A significant portion of our non-interest income has historically related to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from resolution of covered assets, net	$8,361	$9,545	$15,666	$17,543
Loss on sale of covered loans, net	(3,447)	(4,151)	(1,565)	(4,863)
Net loss on FDIC indemnification	(2,588)	(4,114)	(9,336)	(10,403)
Mortgage insurance income, modification incentives and expenses reimbursed by the FDIC, net	407	436	720	252
Non-interest income related to the covered assets	2,733	1,716	5,485	2,529
Service charges and fees	5,539	4,796	10,616	9,358
Gain on sale of non-covered loans	3,043	3,248	5,719	5,450
Gain on investment securities available for sale, net	627	3,858	2,263	7,057
Lease financing	13,141	10,974	26,780	21,574
Other non-interest income	4,810	4,265	7,174	6,087
	$29,893	$28,857	$58,037	$52,055
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
See Note 5 to the consolidated financial statements for further details about the components of these gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016.
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

The following table provides further detail of the components of income from resolution of covered assets, net, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Payments in full	$8,351	$9,386	$15,778	$17,419
Other	10	159	(112)	124
Income from resolution of covered assets, net	$8,361	$9,545	$15,666	$17,543
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
The following table summarizes the gain (loss) recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss on sale of covered loans	$(3,447)	$(4,151)	$(1,565)	$(4,863)
Net gain on FDIC indemnification	2,759	3,363	1,257	3,932
Net impact on pre-tax earnings	$(688)	$(788)	$(308)	$(931)
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
Other components of non-interest income
Period over period increases in service charges and fees and income from lease financing corresponded to the growth in deposits, loans and the portfolio of equipment under operating lease.
Gains on sale of non-covered loans for the three and six months ended June 30, 2017 and 2016 related primarily to sales of loans by SBF.
Gains on investment securities available for sale for the three and six months ended June 30, 2017 and 2016 related to sales of securities in the normal course of managing liquidity, portfolio duration and yield.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee compensation and benefits	$60,388	$55,752	$120,059	$111,212
Occupancy and equipment	19,251	19,065	37,860	38,332
Amortization of FDIC indemnification asset	45,663	38,060	90,126	77,754
Deposit insurance expense	5,588	4,231	11,063	7,923
Professional fees	4,785	3,604	9,825	6,235
Telecommunications and data processing	3,745	3,721	7,029	7,054
Depreciation of equipment under operating lease	8,733	6,647	16,750	13,149
Other non-interest expense	12,282	13,032	24,280	24,561
	$160,435	$144,112	$316,992	$286,220
Annualized non-interest expense as a percentage of average assets was 2.3% for both the three and six months ended June 30, 2017 and 2016. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.6% for both the three and six months ended June 30, 2017 and 1.7% for both the three and six months ended June 30, 2016, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three and six months ended June 30, 2017 increased by $4.6 million and $8.8 million compared to the corresponding periods in 2016. The increases for the three and six months ended June 30, 2017 primarily reflected general increases in salaries, equity based compensation, bonus and incentive accruals and the cost of benefits.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $45.7 million and $90.1 million, respectively, for the three and six months ended June 30, 2017 compared to $38.1 million and $77.8 million, respectively, for the three and six months ended June 30, 2016.
The FDIC indemnification asset was initially recorded at its estimated fair value, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and six months ended June 30, 2017 , the average rate at which the FDIC indemnification asset was amortized was 41.76% and 38.92%, respectively, compared to 23.08% and 22.65%, respectively, during the comparable periods in 2016.
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

See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the six months ended June 30, 2017 and the year ended December 31, 2016. The entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
FDIC indemnification asset	$406,820	$515,933
Less expected amortization	(208,094)	(245,350)
Amount expected to be collected from the FDIC	$198,726	$270,583
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
Deposit insurance expense
Deposit insurance expense increased $1.4 million and $3.1 million, respectively, for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016. These increases primarily reflect the growth of the balance sheet, the large bank surcharge imposed by the FDIC, which began in the third quarter of 2016, and increases in certain components of the Bank's assessment rate.
Professional fees
Professional fees increased by $1.2 million and $3.6 million, respectively, for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016. The increases resulted primarily from consulting fees related to risk management matters and legal fees related to a variety of routine matters.
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $2.1 million and $3.6 million, respectively, for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016. These increases generally correspond to the growth in the portfolio of equipment under operating lease.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, OREO related expenses, insurance, travel and general office expense.
Income Taxes
The Company’s effective income tax rate was 30.4% and 30.6% for the three and six months ended June 30, 2017, respectively, compared to 33.0% and 33.9% for the three and six months ended June 30, 2016, respectively. Significant components included in the reconciliation of the Company's effective income tax rate to the statutory federal tax rate of 35.0% included the effect of state income taxes and the impact of income not subject to federal tax for each of the periods presented. In addition, the effective income tax rate for the three and six months ended June 30, 2017 reflected the impact of $0.3 million and $2.9 million, respectively, in excess tax benefits resulting from activity related to vesting of share-based awards and exercise of stock options.
Analysis of Financial Condition
Average interest-earning assets increased $3.3 billion to $26.4 billion for the six months ended June 30, 2017 from $23.1 billion for the six months ended June 30, 2016. This increase was driven by a $2.3 billion increase in the average balance of outstanding loans and a $1.0 billion increase in the average balance of investment securities. The increase in average loans reflected growth of $2.5 billion in average non-covered loans outstanding, partially offset by a $187 million decrease in the average balance of covered loans. The decrease in average non-interest earning assets period over period primarily reflected a decrease in the FDIC indemnification asset. Growth in interest earning assets, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $2.7 billion to $22.0 billion for the six months ended June 30, 2017 from $19.3 billion for the six months ended June 30, 2016, due to increases of $2.3 billion in average interest bearing deposits and $398 million in average FHLB advances. Average non-interest bearing deposits increased by $107 million. We expect growth in average deposits to continue, corresponding to anticipated growth in interest earning assets.
Average stockholders' equity increased by $251 million, due primarily to the retention of earnings, but also reflecting proceeds from the exercise of stock options and an increase in accumulated other comprehensive income.
Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$24,958	$24,940	$4,999	$5,005
U.S. Government agency and sponsored enterprise residential MBS	2,148,173	2,164,418	1,513,028	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	115,461	114,512	126,754	124,586
Private label residential MBS and CMOs	636,897	679,682	334,167	375,098
Private label commercial MBS	1,185,598	1,196,986	1,180,386	1,187,624
Single family rental real estate-backed securities	540,105	548,225	858,339	861,251
Collateralized loan obligations	487,707	492,860	487,678	487,296
Non-mortgage asset-backed securities	190,100	190,229	187,660	186,736
Preferred stocks	61,013	71,961	76,180	88,203
State and municipal obligations	680,854	689,810	705,884	698,546
SBA securities	537,197	544,969	517,129	523,906
Other debt securities	4,031	8,735	3,999	8,091
	$6,612,094	$6,727,327	$5,996,203	$6,073,584
Our investment strategy has focused on insuring adequate liquidity, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of June 30, 2017 was 4.8 years and the effective duration was 1.7 years.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of June 30, 2017. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$24,940	1.19%	$—	—%	$—	—%	$—	—%	$24,940	1.19%
U.S. Government agency and sponsored enterprise residential MBS	357,967	2.88%	811,692	2.19%	760,062	1.99%	234,697	1.95%	2,164,418	2.21%
U.S. Government agency and sponsored enterprise commercial MBS	5,609	3.78%	18,177	3.73%	74,996	2.57%	15,730	3.30%	114,512	2.91%
Private label residential MBS and CMOs	147,854	4.14%	385,590	3.97%	110,913	5.22%	35,325	8.38%	679,682	4.40%
Private label commercial MBS	102,750	3.90%	797,652	3.72%	293,129	3.22%	3,455	3.05%	1,196,986	3.61%
Single family rental real estate-backed securities	1,520	3.18%	490,405	2.83%	56,300	2.80%	—	—%	548,225	2.83%
Collateralized loan obligations	—	—%	433,116	3.24%	59,744	3.80%	—	—%	492,860	3.31%
Non-mortgage asset-backed securities	12,045	3.75%	178,184	3.01%	—	—%	—	—%	190,229	3.05%
State and municipal obligations	—	—%	27,502	3.00%	640,272	4.48%	22,036	3.50%	689,810	4.39%
SBA securities	86,667	2.56%	229,050	2.53%	139,152	2.50%	90,100	2.47%	544,969	2.51%
Other debt securities	—	—%	—	—%	1,897	8.96%	6,838	8.76%	8,735	8.82%
	$739,352	3.20%	$3,371,368	3.06%	$2,136,465	3.19%	$408,181	2.72%	6,655,366	3.10%
Preferred stocks with no scheduled maturity									71,961	8.63%
Total investment securities available for sale									$6,727,327	3.16%
The available for sale investment securities portfolio was in a net unrealized gain position of $115.2 million at June 30, 2017 with aggregate fair value equal to 101.7% of amortized cost. Net unrealized gains included $127.5 million of gross unrealized gains and $12.3 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at June 30, 2017 had an aggregate fair value of $1.3 billion. At June 30, 2017, 95.6% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA , AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $71 million were rated below investment grade or not rated at June 30, 2017, all of which were acquired in the FSB Acquisition and substantially all of which were in unrealized gain positions at June 30, 2017.
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

No securities were determined to be other-than-temporarily impaired at June 30, 2017 and 2016, or during the three and six months then ended.
We do not intend to sell securities in significant unrealized loss positions at June 30, 2017. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at June 30, 2017 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired.
The timely repayment of principal and interest on U.S. Treasury, U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs, private label commercial MBS and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities in unrealized loss positions is not indicative of projected credit losses. Management's analysis of the state and municipal obligations in unrealized loss positions included reviewing the ratings of the securities and the results of credit surveillance performed by an independent third party. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At June 30, 2017 and December 31, 2016, 1.7% and 2.1%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at June 30, 2017 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the six months ended June 30, 2017 and 2016.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at June 30, 2017 included $29 million of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three and six months ended June 30, 2017 and 2016.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	June 30, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,806,895	$456,065	$31,788	$4,294,748	21.3%
Home equity loans and lines of credit	1,531	4,692	40,149	46,372	0.2%
Other consumer loans	21,134	—	—	21,134	0.1%
	3,829,560	460,757	71,937	4,362,254	21.6%
Commercial:
Multi-family	3,718,286	—	—	3,718,286	18.4%
Non-owner occupied commercial real estate	3,933,110	—	—	3,933,110	19.5%
Construction and land	249,002	—	—	249,002	1.2%
Owner occupied commercial real estate	1,882,952	—	—	1,882,952	9.3%
Commercial and industrial	3,615,000	—	—	3,615,000	17.9%
Commercial lending subsidiaries	2,430,892	—	—	2,430,892	12.1%
	15,829,242	—	—	15,829,242	78.4%
Total loans	19,658,802	460,757	71,937	20,191,496	100.0%
Premiums, discounts and deferred fees and costs, net	45,224	—	(5,384)	39,840
Loans including premiums, discounts and deferred fees and costs	19,704,026	460,757	66,553	20,231,336
Allowance for loan and lease losses	(151,099)	(1,812)	(2,737)	(155,648)
Loans, net	$19,552,927	$458,945	$63,816	$20,075,688

	December 31, 2016
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,422,425	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	3,894	47,629	52,643	0.3%
Other consumer loans	24,365	—	—	24,365	0.1%
	3,447,910	536,242	84,304	4,068,456	21.0%
Commercial:
Multi-family	3,824,973	—	—	3,824,973	19.8%
Non-owner occupied commercial real estate	3,739,235	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	311,436	1.6%
Owner occupied commercial real estate	1,736,858	—	—	1,736,858	9.0%
Commercial and industrial	3,391,614	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	2,280,685	11.8%
	15,284,801	—	—	15,284,801	79.0%
Total loans	18,732,711	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,781,352	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	(2,100)	(152,953)
Loans, net	$18,630,499	$536,242	$75,700	$19,242,441
Total loans, including premiums, discounts and deferred fees and costs, increased by $836 million to $20.2 billion at June 30, 2017, from $19.4 billion at December 31, 2016. Non-covered loans grew by $923 million while covered loans declined by $87 million from December 31, 2016 to June 30, 2017. Non-covered residential and other consumer loans grew by $384 million and non-covered commercial loans grew by $538 million during the six months ended June 30, 2017.
Growth in non-covered loans, including premiums, discounts and deferred fees and costs, for the six months ended June 30, 2017 included an increase of $313 million for the Florida franchise, an increase of $29 million for the New York franchise and an increase of $581 million for the national platforms.
The following tables show the composition of the non-covered loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2017
	Florida	New York	National	Total
Residential and other consumer	$236,023	$215,100	$3,429,096	$3,880,219
Commercial:
Multi-family	521,537	3,201,131	—	3,722,668
Non-owner occupied commercial real estate	2,541,810	1,287,159	94,637	3,923,606
Construction and land	127,798	110,404	10,296	248,498
Owner occupied commercial real estate	1,101,282	682,870	96,515	1,880,667
Commercial and industrial	2,348,053	896,741	363,869	3,608,663
Commercial lending subsidiaries	—	—	2,439,705	2,439,705
	$6,876,503	$6,393,405	$6,434,118	$19,704,026
	34.9%	32.4%	32.7%	100.0%

	December 31, 2016
	Florida	New York	National	Total
Residential and other consumer:	$254,139	$226,154	$3,015,482	$3,495,775
Commercial:
Multi-family	520,263	3,309,411	—	3,829,674
Non-owner occupied commercial real estate	2,337,806	1,294,231	99,771	3,731,808
Construction and land	174,494	125,983	10,436	310,913
Owner occupied commercial real estate	1,042,441	602,155	91,254	1,735,850
Commercial and industrial	2,234,393	806,660	346,085	3,387,138
Commercial lending subsidiaries	—	—	2,290,194	2,290,194
	$6,563,536	$6,364,594	$5,853,222	$18,781,352
	34.9%	33.9%	31.2%	100.0%
Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $4.4 billion, or 21.6% of total loans, at June 30, 2017 and $4.1 billion, or 21.0% of total loans, at December 31, 2016.
The non-covered residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in early 2016. Non-covered residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2017, $122 million or 3.2% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement.
The following charts present the distribution of the non-covered 1-4 single family residential mortgage portfolio by interest rate terms and contractual lives at the dates indicated:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 3% of the total at both June 30, 2017 and December 31, 2016, and are reported with 15 year fixed above.

The geographic concentration of the non-covered 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollar in thousands):

	June 30, 2017		December 31, 2016
California	$1,024,880	26.6%	$904,107	26.1%
New York	832,110	21.6%	763,824	22.0%
Florida	529,443	13.7%	487,294	14.0%
Virginia	176,321	4.6%	152,113	4.4%
Others (1)	1,294,846	33.5%	1,163,011	33.5%
	$3,857,600	100.0%	$3,470,349	100.0%

(1)	No other state represented borrowers with more than 4.0% of non-covered 1-4 single family residential loans outstanding at June 30, 2017 or December 31, 2016.
Home equity loans and lines of credit are not significant to the non-covered loan portfolio.
Other consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases.
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 80.5% and 81.6% of non-covered loans as of June 30, 2017 and December 31, 2016, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit.
The following charts present the distribution of non-owner occupied commercial real estate by product types at the dates indicated:
Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.2% of the total loan portfolio at June 30, 2017. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.

Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $1.4 billion at June 30, 2017, typically relationship based loans to borrowers in our geographic footprint.
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
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Pinnacle	$1,430,607	$1,317,820
Bridge - franchise finance	422,866	426,661
Bridge - transportation equipment finance	586,232	545,713
SBF	226,481	225,241
Mortgage warehouse lending	338,836	322,305
	$3,005,022	$2,837,740
The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2017		December 31, 2016
Florida	$599,521	19.9%	$543,445	19.2%
California	456,615	15.2%	421,480	14.9%
Arizona	182,209	6.1%	133,549	4.7%
Texas	173,298	5.8%	118,122	4.2%
Iowa	158,336	5.3%	161,874	5.7%
Virginia	134,966	4.5%	138,417	4.9%
All others (1)	1,300,077	43.2%	1,320,853	46.4%
	$3,005,022	100.0%	$2,837,740	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at June 30, 2017 or December 31, 2016.
Equipment under Operating Lease
Equipment under operating lease increased by $33 million to $573 million at June 30, 2017, from $540 million at December 31, 2016. The portfolio consisted primarily of 5,425 railcars, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The portfolio also included non-commercial aircraft and other land transport equipment. The largest concentrations of rail cars were 2,265 hopper cars and 1,683 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $291 million at June 30, 2017 was leased to companies for use in the energy industry.

Asset Quality
In discussing asset quality, we distinguish between covered loans and non-covered loans. Although the risk profile of covered loans is higher than that of non-covered loans, our exposure to loss related to covered loans is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and by the Single Family Shared-Loss Agreement. At June 30, 2017, residential loans covered under the Single Family Shared-Loss Agreement totaled $527 million.
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
At June 30, 2017, commercial loans with aggregate balances of $102 million, $364 million and $7 million were rated special mention, substandard and doubtful, respectively. At December 31, 2016, commercial loans aggregating $72 million, $305 million and $12 million were rated special mention, substandard and doubtful, respectively. The balance of substandard loans at June 30, 2017 and December 31, 2016 included $143 million and $138 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 3.0% of the commercial loan portfolio, of which 0.9% were taxi medallion loans, at June 30, 2017. See Note 4 to the consolidated financial statements for more detailed information about risk rating of commercial loans.
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of $160 million at June 30, 2017. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined in recent periods due to competitive developments in the transportation-for-hire industry. We update our analysis of the cash flow generating capacity of the operation of medallions on a regular basis using current available taxi industry data from which taxi medallion values and prospective debt service capacity are estimated. This analysis is based on an extensive data set obtained from the NYTLC and assumptions that we believe are reasonable estimates of fleet utilization and borrower expenses. Actual debt service coverage of our medallion loans may in some cases be more favorable than these pro-forma cash flow capacity estimates. We also consider, if less favorable than our analysis of cash flow generating capacity, available borrower specific financial information. We update our analysis of estimated medallion valuations on a quarterly basis, based on these cash flow capacity estimates. See Note 10 to the consolidated financial statements for additional information about the valuation of New York City taxi medallions.

The taxi medallion portfolio had the following characteristics at June 30, 2017:

•	Approximately 98% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $13.9 million or 8.7% of the portfolio, compared to $40.8 million or 22.8% of the portfolio at December 31, 2016. Loans delinquent by 90 days or more totaled $11.3 million or 7.1% of the portfolio, compared to $29.2 million or 16.4% of the portfolio at December 31, 2016. Loans on non-accrual status totaled $66.2 million at June 30, 2017, compared to $60.7 million at December 31, 2016. The most significant factor contributing to the decrease in delinquencies was one large relationship that was brought current and restructured in the first quarter.

•	At June 30, 2017, $16.4 million, $143.1 million and $0.5 million of loans were rated pass, substandard and doubtful, respectively.

•
Based on our updated analysis of medallion values, the weighted average estimated current LTV for loans directly secured by medallions was approximately 94% and approximately 52% of those loans had current LTV in excess of 100%. At June 30, 2017, our estimate of the value of New York City taxi medallions based on our cash flow model was $480,000 for both corporate and individual medallions. We have further discounted this value to $432,000 for purposes of determining the ALLL and the value of repossessed medallions in recognition of estimated selling costs and declining trends in medallion values.

•
In conjunction with our quarterly update of medallion values, using our analysis of the estimated cash flow generating capacity of a typical taxi medallion, we perform a pro-forma debt service coverage analysis. This analysis utilizes pro-forma revenues calculated based on data obtained from the Taxi and Limousine Commission and management's estimate of typical driver or fleet owner expenses, based primarily on available external data. The analysis also assumes an interest rate of the higher of the actual rate or 3.5% and an amortization period of the lesser of actual or 25 years. The characteristics of individual loans within our portfolio may differ from these pro-forma assumptions. Based on this analysis, approximately 88.1% of loans secured directly by taxi medallions had estimated pro-forma debt service coverage ratios of less than 1.00. The majority of these loans were current with respect to payment of principal and interest at June 30, 2017.

•	The portfolio included 158 loans modified in TDRs with a recorded investment of $116.1 million.

•
In the aggregate, the ALLL related to taxi medallion loans was 9.8% of the outstanding balance at June 30, 2017, compared to 6.0% at December 31, 2016. Charge-offs of $11.8 million were recognized in the six months ended June 30, 2017 related to taxi medallion loans.

We are no longer originating new taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing cash flow challenges to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, shortening amortization periods when possible with an emphasis on converting interest only loans, continuing to monitor industry data and obtain updated borrower and guarantor financial information, and identifying and closely monitoring loans with higher risk profiles. As taxi medallion loans approach maturity or are refinanced, we expect the number and amount of TDRs in this portfolio segment to continue to increase.
Equipment Under Operating Lease
Four operating lease relationships with assets under lease with a carrying value totaling $62 million were internally risk rated special mention or substandard at June 30, 2017. The present value of remaining lease payments on these leases totaled approximately $17 million at June 30, 2017. There have been no missed payments or time off-lease related to the operating lease portfolio to date. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-9 years at June 30, 2017. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
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
Residential and Other Consumer Loans
Non-covered 1-4 single family residential loans past due more than 30 days totaled $6.6 million and $12.7 million at June 30, 2017 and December 31, 2016, respectively. The amount of these loans 90 days or more past due was $2.0 million and $2.1 million at June 30, 2017 and December 31, 2016, respectively.
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
The following tables show the distribution of non-covered 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	June 30, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.3%	2.9%	4.8%	21.3%	31.3%
60% - 70%	2.4%	2.7%	3.5%	14.7%	23.3%
70% - 80%	3.4%	4.3%	7.9%	26.5%	42.1%
More than 80%	0.7%	0.4%	0.4%	1.8%	3.3%
	8.8%	10.3%	16.6%	64.3%	100.0%

	December 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.2%	4.7%	21.7%	32.1%
60% - 70%	2.3%	2.7%	3.6%	15.1%	23.7%
70% - 80%	3.2%	4.3%	8.0%	26.1%	41.6%
More than 80%	0.7%	0.3%	0.4%	1.2%	2.6%
	8.7%	10.5%	16.7%	64.1%	100.0%

At June 30, 2017, the non-covered 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 765 and a weighted-average LTV of 66.1%. The majority of this portfolio was owner-occupied, with 87.8% primary residence, 8.5% second homes and 3.7% investment properties. In terms of vintage, 24.3% of the portfolio was originated pre-2014, 14.4% in 2014, 24.1% in 2015, 26.0% in 2016 and 11.2% in 2017.
Other Consumer Loans
At June 30, 2017 and December 31, 2016, there were no delinquent consumer loans.
Covered Loans
At June 30, 2017, residential ACI loans totaled $461 million and residential non-ACI loans totaled $67 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We monitor the pools quarterly to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At June 30, 2017, accretable yield on residential ACI loans totaled $562 million and non-accretable difference related to those loans totaled $256 million.
At June 30, 2017, the recorded investment in non-ACI 1-4 single family residential loans was $26.8 million; $1.1 million or 4.0% of these loans were 30 days or more past due and $0.9 million or 3.4% of these loans were 90 days or more past due. At June 30, 2017, the recorded investment in ACI 1-4 single family residential loans totaled $456.1 million; $28.1 million or 6.2% of these loans were delinquent by 30 days or more and $15.8 million or 3.5% were delinquent by 90 days or more.
At June 30, 2017, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $39.7 million; $4.0 million or 10.0% of these loans were 30 days or more past due and $2.7 million or 6.9% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $4.7 million at June 30, 2017; 14.2% of these loans were delinquent by 30 days or more.
Home equity lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity lines of credit at June 30, 2017 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	68.9%	51.0%
Scheduled to reset within 12 months	5.2%	7.2%
Scheduled to reset after 12 months	25.9%	41.8%
	100.0%	100.0%
Lien position:
First liens	11.4%	18.3%
Second or third liens	88.6%	81.7%
	100.0%	100.0%
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
The following tables summarize the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2017			December 31, 2016
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1 - 4 single family residential	$916	$1,773	$2,689	$918	$566	$1,484
Home equity loans and lines of credit	2,741	—	2,741	2,283	—	2,283
Other consumer loans	—	340	340	—	2	2
Total residential and other consumer loans	3,657	2,113	5,770	3,201	568	3,769
Commercial:
Non-owner occupied commercial real estate	—	8,188	8,188	—	559	559
Construction and land	—	1,238	1,238	—	1,238	1,238
Owner occupied commercial real estate	—	22,089	22,089	—	19,439	19,439
Commercial and industrial
Taxi medallion loans	—	66,168	66,168	—	60,660	60,660
Other commercial and industrial	—	8,853	8,853	—	16,036	16,036
Commercial lending subsidiaries	—	26,670	26,670	—	32,645	32,645
Total commercial loans	—	133,206	133,206	—	130,577	130,577
Total non-accrual loans	3,657	135,319	138,976	3,201	131,145	134,346
Non-ACI and new loans past due 90 days and still accruing	—	434	434	—	1,551	1,551
Total non-performing loans	3,657	135,753	139,410	3,201	132,696	135,897
OREO	3,703	3,837	7,540	4,658	4,882	9,540
Repossessed assets	—	2,160	2,160	—	3,551	3,551
Total non-performing assets	7,360	141,750	149,110	7,859	141,129	148,988
Impaired ACI loans and pools on accrual status	4,692	—	4,692	—	1,335	1,335
Performing TDRs
Taxi medallion loans	—	60,994	60,994	—	36,848	36,848
Other	10,620	43,638	54,258	11,166	26,282	37,448
Total impaired loans and non-performing assets	$22,672	$246,382	$269,054	$19,025	$205,594	$224,619

Non-performing loans to total loans (1) (3)		0.69%	0.69%		0.71%	0.70%
Non-performing assets to total assets (2)		0.49%	0.51%		0.51%	0.53%
ALLL to total loans (1)		0.77%	0.77%		0.80%	0.79%
ALLL to non-performing loans		111.30%	111.65%		113.68%	112.55%
Net charge-offs to average loans (4)		0.25%	0.24%		0.13%	0.13%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Non-performing taxi medallion loans comprised 0.34% and 0.32% of total non-covered loans at June 30, 2017 and December 31, 2016, respectively.

(4)	Annualized for June 30, 2017.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $16 million at both June 30, 2017 and December 31, 2016.
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
The following table summarizes loans modified in TDRs at June 30, 2017 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer:
Covered	60	$11,950	$546
Non-covered	10	1,013	56
Commercial:
Taxi medallion loans	158	116,075	11,916
Other	32	80,653	10,183
	260	$209,691	$22,701
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $238 million, of which $77 million were taxi medallion loans, at June 30, 2017. Substantially all of these loans were current as to principal and interest at June 30, 2017.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which determines the appropriate strategy for collection to mitigate the amount of credit losses. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard; impaired loans on non-accrual status; loans modified as TDRs; taxi medallion loans; or assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Asset Recovery Committee.
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. Through the program's expiration on December 31, 2016, we offered loan modifications under the HAMP program to eligible borrowers in the residential portfolio. HAMP is a uniform loan modification process that provides eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We began offering a new modification program in late 2016 modeled after the FNMA standard modification program.
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
New and non-ACI Loans
Residential and other consumer
Due to the lack of similarity between the risk characteristics of new loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to new loans. The new loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for new residential loans is based primarily on relevant proxy historical loss rates. The ALLL for new 1-4 single family residential loans is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 16-quarter average net charge-off rate is used to estimate the ALLL for the new home equity and other consumer loan classes. See further discussion of the use of peer group loss factors below. The new home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
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
Commercial
The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for loans that have not been identified as impaired. Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $1 million as well as loans modified in TDRs are individually evaluated for impairment. Other commercial relationships on non-accrual status with committed balances under $1.0 million may also be evaluated for impairment, at management's discretion. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or the estimated fair value of collateral less costs to sell. We believe that loans rated special mention, substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We apply a quantitative loss factor for loans rated special mention based on average annual probability of default and implied severity, derived from internal and external data. Loss factors for substandard and doubtful loans that are not individually evaluated are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data. In addition, we apply a floor to these calculated loss factors, based on the loss factor applied to the special mention portfolio.
Since the majority of the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the quantitative loss factors for a majority of pass rated new commercial loans is based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. Beginning in the first quarter of 2017, we revised the source of quantitative loss factors for certain loans, as follows:

•	Given the emergence of observable loss trends, the quantitative loss factors for the taxi medallion and Bridge portfolios are based on the Company’s average historical net charge-off rates.

•
The general quantitative loss factor for municipal finance receivables is based on the portfolio's external ratings and Moody's historical transition matrix, as opposed to the historical cumulative default curve for municipal obligations that was used previously.

•
For loans that are partially guaranteed by the SBA, the loss factor applied to the non-guaranteed portion of these loans is based on the 16-quarter average charge-off rate published by the SBA for each program

•	Mortgage warehouse loans have been segregated for the purpose of determining a quantitative loss factor, to better recognize the risk profile of this portfolio segment.
The net impact of these changes on the ALLL was not material.
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for the majority of new commercial, home equity and consumer loans is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 28 banks at June 30, 2017. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
We use a 16-quarter loss experience period to calculate peer group average annual net charge-off rates for commercial loans. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle. We use a four-quarter loss experience period for the taxi medallion portfolio to recognize the recent deterioration in that portfolio. We use a 13-quarter loss experience period for the Bridge portfolios, reflective of the period over which an observable loss trend began to emerge.
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
ACI Loans
For ACI loans, a valuation allowance is established when periodic evaluations of expected cash flows reflect a deterioration resulting from credit related factors from the level of cash flows that were estimated to be collected at acquisition plus any additional expected cash flows arising from revisions in those estimates. We perform a quarterly analysis of expected cash flows for ACI loans.
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
Our most recent projected cash flow analysis reflected a decrease in expected cash flows due to credit related factors for the home equity ACI pool; therefore, a provision for loan losses of $1.8 million was recorded for the six months ended June 30, 2017, along with a corresponding increase in the FDIC indemnification asset of $1.4 million. No ALLL related to 1-4 single family residential ACI pools was recorded at June 30, 2017. No ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2016.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at June 30, 2017 or December 31, 2016.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Six Months Ended June 30, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953
Provision for (recovery of) loan losses:
1-4 single family residential	(373)	—	155	(218)
Home equity loans and lines of credit	—	1,812	503	2,315
Other consumer loans	(42)	—	—	(42)
Multi-family	(2,357)	—	—	(2,357)
Non-owner occupied commercial real estate	3,139	—	—	3,139
Construction and land	(86)	—	—	(86)
Owner occupied commercial real estate	5,337	—	—	5,337
Commercial and industrial
Taxi medallion loans	16,864	—	—	16,864
Other commercial and industrial	6,787	—	(38)	6,749
Commercial lending subsidiaries	(5,982)	—	—	(5,982)
Total Provision	23,287	1,812	620	25,719
Charge-offs:
Home equity loans and lines of credit	—	—	(55)	(55)
Non-owner occupied commercial real estate	(162)	—	—	(162)
Owner occupied commercial real estate	(905)	—	—	(905)
Commercial and industrial
Taxi medallion loans	(11,842)	—	—	(11,842)
Other commercial and industrial	(12,097)	—	—	(12,097)
Commercial lending subsidiaries	—	—	—	—
Total Charge-offs	(25,006)	—	(55)	(25,061)
Recoveries:
Home equity loans and lines of credit	—	—	34	34
Other consumer loans	13	—	—	13
Owner occupied commercial real estate	2	—	—	2
Other commercial and industrial	1,349	—	38	1,387
Commercial lending subsidiaries	601	—	—	601
Total Recoveries	1,965	—	72	2,037
Net Charge-offs:	(23,041)	—	17	(23,024)
Balance at June 30, 2017	$151,099	$1,812	$2,737	$155,648

	Six Months Ended June 30, 2016
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
Provision for (recovery of) loan losses:
1-4 single family residential	(2,259)	—	123	(2,136)
Home equity loans and lines of credit	2	—	(767)	(765)
Other consumer loans	(137)	—	—	(137)
Multi-family	278	—	—	278
Non-owner occupied commercial real estate	3,879	—	—	3,879
Construction and land	154	—	—	154
Owner occupied commercial real estate	2,980	—	—	2,980
Commercial and industrial
Taxi medallion loans	5,818	—	—	5,818
Other commercial and industrial	8,035	—	(30)	8,005
Commercial lending subsidiaries	(35)	—	—	(35)
Total Provision	18,715	—	(674)	18,041
Charge-offs:
1-4 single family residential	—	—	(312)	(312)
Home equity loans and lines of credit	—	—	(527)	(527)
Non-owner occupied commercial real estate	(128)	—	—	(128)
Owner occupied commercial real estate	(1,496)	—	—	(1,496)
Commercial and industrial
Taxi medallion loans	(1,625)	—	—	(1,625)
Other commercial and industrial	(4,452)	—	—	(4,452)
Commercial lending subsidiaries	(1,432)	—	—	(1,432)
Total Charge-offs	(9,133)	—	(839)	(9,972)
Recoveries:
Home equity loans and lines of credit	—	—	68	68
Other consumer loans	13	—	—	13
Owner occupied commercial real estate	158	—	—	158
Other commercial and industrial	274	—	30	304
Commercial lending subsidiaries	1,278	—	—	1,278
Total Recoveries	1,723	—	98	1,821
Net Charge-offs:	(7,410)	—	(741)	(8,151)
Balance at June 30, 2016	$132,265	$—	$3,453	$135,718

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	June 30, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$8,906	$—	$336	$9,242	21.3%
Home equity loans and lines of credit	7	1,812	2,401	4,220	0.2%
Other consumer loans	88	—	—	88	0.1%
	9,001	1,812	2,737	13,550	21.6%
Commercial:
Multi-family	22,652	—	—	22,652	18.4%
Non-owner occupied commercial real estate	38,581	—	—	38,581	19.5%
Construction and land	2,738	—	—	2,738	1.2%
Owner occupied commercial real estate	15,858	—	—	15,858	9.3%
Commercial and industrial
Taxi medallion loans	15,676	—	—	15,676	1.0%
Other commercial and industrial	34,107	—	—	34,107	16.9%
Commercial lending subsidiaries	12,486	—	—	12,486	12.1%
	142,098	—	—	142,098	78.4%
	$151,099	$1,812	$2,737	$155,648	100.0%

	December 31, 2016
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,279	$—	$181	$9,460	20.6%
Home equity loans and lines of credit	7	—	1,919	1,926	0.3%
Other consumer loans	117	—	—	117	0.1%
	9,403	—	2,100	11,503	21.0%
Commercial:
Multi-family	25,009	—	—	25,009	19.8%
Non-owner occupied commercial real estate	35,604	—	—	35,604	19.3%
Construction and land	2,824	—	—	2,824	1.6%
Owner occupied commercial real estate	11,424	—	—	11,424	9.0%
Commercial and industrial
Taxi medallion loans	10,655	—	—	10,655	0.9%
Other commercial and industrial	38,067	—	—	38,067	16.6%
Commercial lending subsidiaries	17,867	—	—	17,867	11.8%
	141,450	—	—	141,450	79.0%
	$150,853	$—	$2,100	$152,953	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL for non-covered loans at June 30, 2017 increased slightly as compared to December 31, 2016. Decreases in quantitative loss factors applied to the majority of the commercial loan portfolio and decreases in qualitative factors applied to specific portfolios were offset by the impact of the growth of the loan portfolio and an increase in reserves for impaired taxi medallion loans. Factors influencing the change in the ALLL related to specific loan types at June 30, 2017 as compared to December 31, 2016, include:

•
A decline of $0.4 million for non-covered 1-4 single family residential loans in spite of growth in the corresponding portfolio was primarily attributable to a decline in both the applicable quantitative historical loss rate and qualitative reserves.

•
A decrease of $2.4 million for multi-family loans primarily reflects decreases in quantitative loss factors, the decline in the corresponding portfolio and a decrease in the qualitative loss factor related to portfolio growth trends, offset in part by an increase in criticized and classified loans.

•	An increase of $3.0 million for non-owner occupied commercial real estate loans was primarily driven by the growth of the corresponding portfolio and an increase in criticized and classified loans.

•
An increase of $4.4 million for owner occupied commercial real estate loans reflects increases in specific reserves for impaired loans and to a lesser extent, increases in quantitative and qualitative loss factors and the growth of the corresponding portfolio.

•
An increase of $5.0 million for taxi medallion loans was primarily driven by increases in reserves for classified and impaired loans due to a reduction in estimated collateral values, partially offset by charge-offs.

•
A decrease of $4.0 million for other commercial and industrial loans was primarily driven by a decrease in reserves for impaired and other classified loans, reflecting net charge-offs of $10.7 million, offset by growth in the corresponding portfolio.

•
A $5.4 million decrease for commercial lending subsidiaries primarily reflects decreases in quantitative loss factors for the municipal finance receivables and decreases in qualitative loss factors related to portfolio growth trends and credit concentrations.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,025,018	—%	$2,943,378	—%	$3,033,989	—%	$2,926,585	—%
Interest bearing	1,537,017	0.73%	1,435,252	0.59%	1,551,025	0.71%	1,292,458	0.61%
Money market	9,079,412	0.81%	7,729,817	0.63%	8,982,331	0.75%	7,693,062	0.62%
Savings	359,174	0.13%	422,537	0.23%	366,872	0.16%	437,012	0.24%
Time	5,996,229	1.23%	5,189,699	1.12%	5,835,121	1.21%	4,979,686	1.10%
	$19,996,850	0.79%	$17,720,683	0.66%	$19,769,338	0.76%	$17,328,803	0.64%

Total deposits at June 30, 2017 and December 31, 2016 included $2.3 billion and $1.9 billion, respectively, of brokered deposits.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2017 (in thousands):

Three months or less	$711,064
Over three through six months	737,337
Over six through twelve months	1,675,448
Over twelve months	802,976
$3,926,825
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS. At June 30, 2017 and December 31, 2016, outstanding FHLB advances totaled $5.0 billion and $5.2 billion, respectively.
The contractual balance of FHLB advances outstanding at June 30, 2017 is scheduled to mature as follows (in thousands):

Maturing in:
2017—One month or less	$1,950,000
2017—Over one month	2,475,000
2018	300,000
2019	100,000
2020	125,000
Total contractual balance outstanding	4,950,000
Unamortized modification costs	(215)
Carrying value	$4,949,785
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Senior notes	$393,405	$393,092
Capital lease obligations	9,418	9,717
	$402,823	$402,809
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2017 and December 31, 2016, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $2.6 billion at June 30, 2017, an increase of $162 million, or 6.7%, from December 31, 2016, due primarily to the retention of earnings and the exercise of stock options, resulting in proceeds of $61.5 million during the period.

Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 65.3% and 64.3% for the three and six months ended June 30, 2017, respectively, compared to 60.3% and 59.7% for the three and six months ended June 30, 2016, respectively. We retain a high percentage of our earnings to support our planned growth.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2017 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,442,056	8.71%	N/A (1)	N/A (1)	$1,121,274	4.00%
CET1 risk-based capital	$2,442,056	11.89%	$1,334,559	6.50%	$923,925	4.50%
Tier 1 risk-based capital	$2,442,056	11.89%	$1,642,534	8.00%	$1,231,901	6.00%
Total risk based capital	$2,605,252	12.69%	$2,053,168	10.00%	$1,642,534	8.00%
BankUnited:
Tier 1 leverage	$2,665,810	9.54%	$1,397,051	5.00%	$1,117,641	4.00%
CET1 risk-based capital	$2,665,810	13.04%	$1,329,276	6.50%	$920,268	4.50%
Tier 1 risk-based capital	$2,665,810	13.04%	$1,636,032	8.00%	$1,227,024	6.00%
Total risk based capital	$2,826,779	13.82%	$2,045,040	10.00%	$1,636,032	8.00%
(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in beginning in 2016. When fully phased in on January 1, 2019, the Bank and the Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at June 30, 2017.
Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
Primary sources of liquidity include cash flows from operations, cash generated by the repayment and resolution of covered loans, cash payments received from the FDIC pursuant to the Single Family Shared-Loss Agreement, deposit growth, the available for sale securities portfolio and FHLB advances.
For the six months ended June 30, 2017 and 2016, net cash provided by operating activities was $128.9 million and $144.0 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $153.2 million, and $153.4 million for the six months ended June 30, 2017 and 2016, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Single Family Shared-Loss Agreement are also characterized as investing cash flows. Cash generated by the repayment and resolution of covered loans and reimbursements from the FDIC totaled $272.4 million and $294.4 million for the six months ended June 30, 2017 and 2016, respectively. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be, although to a lesser extent in the future, consistent and relatively predictable sources of liquidity.
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
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At June 30, 2017, unencumbered investment securities available for sale totaled $4.6 billion. At June 30, 2017, BankUnited had available borrowing capacity at the FHLB of $3.4 billion, unused borrowing capacity at the FRB of $413 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the non-covered loan portfolio, and resultant requirements for liquidity to fund loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the non-covered loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At June 30, 2017, BankUnited’s 30 day total liquidity ratio was 188%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. Forecasted deposit outflows, excluding certificate of deposits, are based on runoff rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At June 30, 2017, BankUnited’s one year liquidity ratio was 153%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities and the ratio of brokered deposits to total deposits. At June 30, 2017, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200 and plus 300 basis point rate shock scenarios at June 30, 2017 and December 31, 2016:

	Down 100	Plus 100	Plus 200	Plus 300
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%
Model Results at June 30, 2017 - increase (decrease):
In year 1	(1.1)%	0.9%	1.6%	1.9%
In year 2	(4.3)%	3.3%	6.7%	9.6%
Model Results at December 31, 2016 - increase (decrease):
In year 1	(2.0)%	1.5%	2.8%	3.4%
In year 2	(3.7)%	2.6%	4.6%	6.6%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at June 30, 2017 due to the current low rate environment. The parameters established by the ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9%, 18% and 27% in plus or minus 100, plus or minus 200 and plus or minus 300 basis point scenarios, respectively. As of June 30, 2017, our simulation for the Company indicated percentage changes from base EVE of 1.4%, (3.4)%, (7.5)% and (12.1)% in down 100, plus 100, plus 200 and plus 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2017, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.2 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $0.5 million and the aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $1.1 million.

Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.2 billion at June 30, 2017. The aggregate fair value of these interest rate swaps and caps included in other assets was $27.8 million and the aggregate fair value included in other liabilities was $28.1 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the consolidated financial statements for additional information about derivative financial instruments.
Off-Balance Sheet Arrangements
For more information on contractual obligations and commitments, see Note 11 to the consolidated financial statements, the FHLB Advances, Notes and Other Borrowings section of this MD&A and Off-Balance Sheet Arrangements in the MD&A of the Company's 2016 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2016 Annual Report on Form 10-K.
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at June 30, 2017 (in thousands except share and per share data):

Total stockholders’ equity	$2,580,820
Less: goodwill and other intangible assets	77,919
Tangible stockholders’ equity	$2,502,901

Common shares issued and outstanding	106,800,972

Book value per common share	$24.16

Tangible book value per common share	$23.44
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
During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of August 2017.

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