Form 10-Q
period 2017-09-30
BankUnited, Inc.
filed 2017-11-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 6, 2017
Common Stock, $0.01 Par Value	106,820,503

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2017

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CET1	Common Equity Tier 1 capital
CECL	Current expected credit losses
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FEMA	Federal Emergency Management Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HAMP	Home Affordable Modification Program
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area

ii

MSRs	Mortgage servicing rights
New Loans	Loans originated or purchased since the FSB Acquisition
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
NSF	Non-sufficient funds
NYTLC	New York City Taxi and Limousine Commission
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
UPB	Unpaid principal balance
2014 Plan	2014 Omnibus Equity Incentive Plan

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks:
Non-interest bearing	$34,883	$40,260
Interest bearing	3,714	35,413
Interest bearing deposits at Federal Reserve Bank	254,004	372,640
Cash and cash equivalents	292,601	448,313
Investment securities available for sale, at fair value	6,893,472	6,073,584
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	270,239	284,272
Loans held for sale	31,507	41,198
Loans (including covered loans of $537,976 and $614,042)	20,610,430	19,395,394
Allowance for loan and lease losses	(158,573)	(152,953)
Loans, net	20,451,857	19,242,441
FDIC indemnification asset	349,617	515,933
Bank owned life insurance	248,876	239,736
Equipment under operating lease, net	588,207	539,914
Deferred tax asset, net	23,910	62,940
Goodwill and other intangible assets	77,857	78,047
Other assets	316,688	343,773
Total assets	$29,554,831	$27,880,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,096,492	$2,960,591
Interest bearing	1,828,809	1,523,064
Savings and money market	9,964,242	9,251,593
Time	6,333,701	5,755,642
Total deposits	21,223,244	19,490,890
Federal Home Loan Bank advances	4,871,000	5,239,348
Notes and other borrowings	402,828	402,809
Other liabilities	434,270	328,675
Total liabilities	26,931,342	25,461,722

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 106,821,902 and 104,166,945 shares issued and outstanding	1,068	1,042
Paid-in capital	1,492,790	1,426,459
Retained earnings	1,077,042	949,681
Accumulated other comprehensive income	52,589	41,247
Total stockholders' equity	2,623,489	2,418,429
Total liabilities and stockholders' equity	$29,554,831	$27,880,151

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$253,815	$227,233	$739,586	$662,439
Investment securities	51,851	39,712	141,624	109,963
Other	3,777	3,036	10,606	8,850
Total interest income	309,443	269,981	891,816	781,252
Interest expense:
Deposits	45,919	30,968	120,161	86,427
Borrowings	22,260	17,278	60,209	51,939
Total interest expense	68,179	48,246	180,370	138,366
Net interest income before provision for loan losses	241,264	221,735	711,446	642,886
Provision for (recovery of) loan losses (including $261, $(445), $2,693 and $(1,119) for covered loans)	37,854	24,408	63,573	42,449
Net interest income after provision for loan losses	203,410	197,327	647,873	600,437
Non-interest income:
Income from resolution of covered assets, net	6,400	8,883	22,066	26,426
Net gain (loss) on FDIC indemnification	(4,838)	993	(14,174)	(9,410)
Service charges and fees	4,938	5,171	15,554	14,529
Gain (loss) on sale of loans, net (including $0, $(10,033), $(1,582) and $(14,895) related to covered loans)	2,447	(7,947)	6,601	(7,360)
Gain on investment securities available for sale, net	26,931	3,008	29,194	10,065
Lease financing	13,287	11,188	40,067	32,762
Other non-interest income	4,161	3,779	12,055	10,118
Total non-interest income	53,326	25,075	111,363	77,130
Non-interest expense:
Employee compensation and benefits	58,327	55,162	178,386	166,374
Occupancy and equipment	18,829	18,867	56,689	57,199
Amortization of FDIC indemnification asset	45,225	38,957	135,351	116,711
Deposit insurance expense	5,764	4,943	16,827	12,866
Professional fees	2,748	3,884	12,573	10,119
Telecommunications and data processing	3,452	3,746	10,481	10,800
Depreciation of equipment under operating lease	8,905	6,855	25,655	20,004
Other non-interest expense	13,455	15,590	37,735	40,151
Total non-interest expense	156,705	148,004	473,697	434,224
Income before income taxes	100,031	74,398	285,539	243,343
Provision for income taxes	32,252	23,550	89,060	80,896
Net income	$67,779	$50,848	$196,479	$162,447
Earnings per common share, basic (see Note 2)	$0.62	$0.47	$1.79	$1.52
Earnings per common share, diluted (see Note 2)	$0.62	$0.47	$1.79	$1.50
Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$67,779	$50,848	$196,479	$162,447
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	8,557	3,216	32,826	53,490
Reclassification adjustment for net securities gains realized in income	(16,293)	(1,820)	(17,662)	(6,090)
Net change in unrealized gains on securities available for sale	(7,736)	1,396	15,164	47,400
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(170)	5,055	(8,337)	(34,948)
Reclassification adjustment for net losses realized in income	1,210	2,264	4,515	7,896
Net change in unrealized losses on derivative instruments	1,040	7,319	(3,822)	(27,052)
Other comprehensive income (loss)	(6,696)	8,715	11,342	20,348
Comprehensive income	$61,083	$59,563	$207,821	$182,795

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$196,479	$162,447
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(71,111)	(90,360)
Provision for loan losses	63,573	42,449
Income from resolution of covered assets, net	(22,066)	(26,426)
Net loss on FDIC indemnification	14,174	9,410
(Gain) loss on sale of loans, net	(6,601)	7,360
Increase in cash surrender value of bank owned life insurance	(4,647)	(2,973)
Gain on investment securities available for sale, net	(29,194)	(10,065)
Equity based compensation	14,337	13,418
Depreciation and amortization	45,204	38,971
Deferred income taxes	31,625	33,958
Proceeds from sale of loans held for sale	126,778	121,968
Loans originated for sale, net of repayments	(109,588)	(108,075)
Other:
(Increase) decrease in other assets	15,743	(9,502)
Increase (decrease) in other liabilities	(33,546)	44,708
Net cash provided by operating activities	231,160	227,288

Cash flows from investing activities:
Purchase of investment securities available for sale	(2,355,872)	(2,224,174)
Proceeds from repayments and calls of investment securities available for sale	861,618	457,610
Proceeds from sale of investment securities available for sale	827,353	753,756
Purchase of non-marketable equity securities	(185,718)	(178,813)
Proceeds from redemption of non-marketable equity securities	199,751	115,388
Purchases of loans	(949,294)	(936,882)
Loan originations, repayments and resolutions, net	(192,075)	(1,389,435)
Proceeds from sale of loans, net	98,404	120,537
Decrease in FDIC indemnification asset for claims filed	16,768	30,829
Acquisition of equipment under operating lease, net	(73,948)	(52,399)
Other investing activities	(31,718)	(19,577)
Net cash used in investing activities	(1,784,731)	(3,323,160)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	1,732,354	1,897,808
Additions to Federal Home Loan Bank advances	3,921,000	3,360,000
Repayments of Federal Home Loan Bank advances	(4,290,000)	(2,150,000)
Dividends paid	(68,583)	(67,342)
Exercise of stock options	61,519	222
Other financing activities	41,569	49,638
Net cash provided by financing activities	1,397,859	3,090,326
Net increase (decrease) in cash and cash equivalents	(155,712)	(5,546)
Cash and cash equivalents, beginning of period	448,313	267,500
Cash and cash equivalents, end of period	$292,601	$261,954

Supplemental disclosure of cash flow information:
Interest paid	$169,759	$132,398
Income taxes paid, net	$46,320	$8,168

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$6,738	$11,679
Dividends declared, not paid	$23,045	$22,482
Unsettled purchases of investment securities available for sale	$107,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	196,479	11,342	207,821
Dividends	—	—	—	(69,118)	—	(69,118)
Equity based compensation	618,306	6	12,103	—	—	12,109
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(267,457)	(3)	(7,268)	—	—	(7,271)
Exercise of stock options	2,304,108	23	61,496	—	—	61,519
Balance at September 30, 2017	106,821,902	$1,068	$1,492,790	$1,077,042	$52,589	$2,623,489

Balance at December 31, 2015	103,626,255	$1,036	$1,406,786	$813,894	$22,182	$2,243,898
Comprehensive income	—	—	—	162,447	20,348	182,795
Dividends	—	—	—	(67,444)	—	(67,444)
Equity based compensation	644,888	6	13,250	—	—	13,256
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(139,718)	(1)	(483)	—	—	(484)
Exercise of stock options	10,000	—	222	—	—	222
Tax benefits from dividend equivalents and equity based compensation	—	—	847	—	—	847
Balance at September 30, 2016	104,141,425	$1,041	$1,420,622	$908,897	$42,530	$2,373,090

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 90 banking centers located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at September 30, 2017. The Bank also offers certain commercial lending and deposit products through national platforms.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplified several aspects of the accounting for share-based payment transactions. The Company adopted this ASU in the first quarter of 2017. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense in the income statement as opposed to being recognized as additional paid-in-capital was applied prospectively and resulted in the recognition of $0.3 million and $3.2 million in excess tax benefits in the consolidated statement of income line item "Provision for income taxes" for the three and nine months ended September 30, 2017, increasing net income by the same amount in each period. The adoption had no impact on basic and diluted earnings per share for the three months ended September 30, 2017 and increased basic and diluted earnings per share by $0.02 and $0.03, respectively, for the nine months ended September 30, 2017. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows; the impact was not material. The Company elected to continue its practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. As amended, an entity recognizes an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative test for a reporting unit to determine if the quantitative impairment test is necessary. The Company early adopted this ASU in the third quarter of 2017, concurrent with performance of its annual goodwill impairment test, with no impact on its consolidated financial position, results of operations or cash flows.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness after initial qualification. For qualifying cash flow and net investment hedges, this means that the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness will be recorded in other comprehensive income (OCI), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The Company will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge’s effectiveness. The new guidance also permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. In addition, in order to better align an entity's risk management activities and financial reporting for hedging relationships, the ASU allows for more hedging strategies to be eligible for hedge accounting. From a disclosure standpoint, to help users of the financial statements better understand the effects of hedge accounting, the guidance requires revised tabular disclosures that focus on the effect of hedge accounting by income statement line, and eliminates today’s requirement to disclose hedge ineffectiveness because this amount is no longer separately measured. The Company early adopted this ASU during the quarter ended September 30, 2017 with no material impact on the Company's consolidated financial position, results of operations or cash flows.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Service charges on deposit accounts, which totaled approximately $9.8 million for the nine months ended September 30, 2017, is the most significant category of revenue identified as within the scope of the ASU; management does not expect the amount and timing of recognition of such revenue to be materially impacted by adoption, which management expects to apply using the modified retrospective approach, whereby the cumulative effect of initially applying the amendments is recognized as an adjustment to opening retained earnings at the date of adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU that are expected to be most applicable to the Company (1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, (2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and (3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's current practice. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2017 and will be adopted by means of a cumulative-effect adjustment to the balance sheet, except for amendments related to equity securities without readily determinable fair values, which will be applied prospectively. Although management has not finalized its evaluation of the impact of adoption of this ASU, adoption is not expected to have any impact on the Company's consolidated financial position or cash flows, other than a cumulative effect adjustment to reclassify any unrealized gains or losses related to equity securities from AOCI to retained earnings. The carrying value of equity investments for which fair value changes will be recognized in earnings after adoption totaled $71 million and had unrealized gains of $10.0 million at September 30, 2017. Adoption of the ASU will impact the Company's disclosures about the fair value of certain financial instruments.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Lessees and lessors are required to apply the provisions of the ASU at the beginning of the earliest period presented using a modified retrospective approach. Management has not completed its evaluation of the impact of adoption of this ASU and is not currently able to reasonably estimate the impact of adoption on the consolidated financial statements; however, the most significant impact is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate leases currently classified as operating leases.
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
September 30, 2017

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
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2017	2016	2017	2016
Basic earnings per common share:
Numerator:
Net income	$67,779	$50,848	$196,479	$162,447
Distributed and undistributed earnings allocated to participating securities	(2,525)	(2,031)	(7,331)	(6,522)
Income allocated to common stockholders for basic earnings per common share	$65,254	$48,817	$189,148	$155,925
Denominator:
Weighted average common shares outstanding	106,809,381	104,153,018	106,488,396	104,077,932
Less average unvested stock awards	(1,101,485)	(1,150,268)	(1,102,381)	(1,165,509)
Weighted average shares for basic earnings per common share	105,707,896	103,002,750	105,386,015	102,912,423
Basic earnings per common share	$0.62	$0.47	$1.79	$1.52
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$65,254	$48,817	$189,148	$155,925
Adjustment for earnings reallocated from participating securities	6	(81)	21	(264)
Income used in calculating diluted earnings per common share	$65,260	$48,736	$189,169	$155,661
Denominator:
Weighted average shares for basic earnings per common share	105,707,896	103,002,750	105,386,015	102,912,423
Dilutive effect of stock options and executive share-based awards	365,286	558,304	479,459	699,977
Weighted average shares for diluted earnings per common share	106,073,182	103,561,054	105,865,474	103,612,400
Diluted earnings per common share	$0.62	$0.47	$1.79	$1.50

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at September 30, 2017 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at September 30, 2017 and 2016, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested shares and share units	1,111,300	1,296,848	1,111,300	1,296,848
Stock options and warrants	1,850,279	1,851,376	1,850,279	1,851,376

Note 3    Investment Securities
Investment securities available for sale consisted of the following at the dates indicated (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$24,969	$—	$(12)	$24,957
U.S. Government agency and sponsored enterprise residential MBS	2,332,616	16,762	(691)	2,348,687
U.S. Government agency and sponsored enterprise commercial MBS	139,966	1,067	(1,813)	139,220
Private label residential MBS and CMOs	507,381	20,812	(335)	527,858
Private label commercial MBS	1,140,465	14,646	(1,510)	1,153,601
Single family rental real estate-backed securities	566,635	6,425	(112)	572,948
Collateralized loan obligations	695,414	4,905	—	700,319
Non-mortgage asset-backed securities	80,255	2,382	—	82,637
Preferred stocks	60,716	10,000	—	70,716
State and municipal obligations	666,013	14,370	(3,368)	677,015
SBA securities	572,540	14,152	(17)	586,675
Other debt securities	4,056	4,783	—	8,839
	$6,791,026	$110,304	$(7,858)	$6,893,472

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
Investment securities held to maturity at September 30, 2017 and December 31, 2016 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at September 30, 2017 and December 31, 2016. The bond matures in 2024.
At September 30, 2017, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$684,986	$697,034
Due after one year through five years	3,363,698	3,406,609
Due after five years through ten years	2,252,239	2,282,220
Due after ten years	429,387	436,893
Preferred stocks with no stated maturity	60,716	70,716
	$6,791,026	$6,893,472
Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2017 was 4.9 years. The effective duration of the investment portfolio as of September 30, 2017 was 1.7 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.5 billion and $1.8 billion at September 30, 2017 and December 31, 2016, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The following table provides information about gains and losses on investment securities available for sale for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sale of investment securities available for sale	$399,430	$259,571	$827,353	$753,756

Gross realized gains	$28,261	$3,471	$30,553	$10,528
Gross realized losses	(1,330)	—	(1,359)	—
Net realized gain	26,931	3,471	29,194	10,528
OTTI	—	(463)	—	(463)
Gain on investment securities available for sale, net	$26,931	$3,008	$29,194	$10,065
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
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,957	$(12)	$—	$—	$24,957	$(12)
U.S. Government agency and sponsored enterprise residential MBS	460,806	(425)	9,544	(266)	470,350	(691)
U.S. Government agency and sponsored enterprise commercial MBS	55,152	(1,783)	14,270	(30)	69,422	(1,813)
Private label residential MBS and CMOs	72,557	(217)	5,820	(118)	78,377	(335)
Private label commercial MBS	124,664	(1,510)	—	—	124,664	(1,510)
Single family rental real estate-backed securities	14,708	(112)	—	—	14,708	(112)
State and municipal obligations	184,082	(3,368)	—	—	184,082	(3,368)
SBA securities	—	—	18,229	(17)	18,229	(17)
	$936,926	$(7,427)	$47,863	$(431)	$984,789	$(7,858)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2017. The Company does not intend to sell securities that are in significant unrealized loss positions at September 30, 2017 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At September 30, 2017, 54 securities were in unrealized loss positions. The amount of impairment related to 20 of these securities was considered insignificant, totaling approximately $237 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential MBS and commercial MBS
At September 30, 2017, eight U.S. Government agency and sponsored enterprise residential MBS and four U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. For five fixed rate securities, the impairment was primarily attributable to an increase in medium and long-term market interest rates subsequent to the date of acquisition. For the remaining seven variable rate securities, the amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At September 30, 2017, five private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was less than 3% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of September 30, 2017. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Private label commercial MBS
At September 30, 2017, four private label commercial MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 3% of amortized cost. The unrealized losses were primarily attributable to increases in market interest rates since the purchase of the securities. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities
At September 30, 2017, two single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. The amount of impairment of each of the individual securities was less than 2% of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
State and municipal obligations
At September 30, 2017, 11 state and municipal obligations were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 5% of amortized cost. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses and management's ability and intent to hold the securities until recovery, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Note 4    Loans and Allowance for Loan and Lease Losses
The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include loans originated since the FSB acquisition and commercial and consumer loans acquired in the FSB Acquisition for which loss share coverage has terminated. Covered loans are further segregated between ACI loans and non-ACI loans.
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,958,205	$470,300	$28,589	$4,457,094	21.7%
Home equity loans and lines of credit	1,644	5,640	37,764	45,048	0.2%
Other consumer loans	20,166	—	—	20,166	0.1%
	3,980,015	475,940	66,353	4,522,308	22.0%
Commercial:
Multi-family	3,358,801	—	—	3,358,801	16.3%
Non-owner occupied commercial real estate	4,183,275	—	—	4,183,275	20.4%
Construction and land	271,994	—	—	271,994	1.3%
Owner occupied commercial real estate	1,959,464	—	—	1,959,464	9.5%
Commercial and industrial	3,900,290	—	—	3,900,290	19.0%
Commercial lending subsidiaries	2,374,193	—	—	2,374,193	11.5%
	16,048,017	—	—	16,048,017	78.0%
Total loans	20,028,032	475,940	66,353	20,570,325	100.0%
Premiums, discounts and deferred fees and costs, net	44,422	—	(4,317)	40,105
Loans including premiums, discounts and deferred fees and costs	20,072,454	475,940	62,036	20,610,430
Allowance for loan and lease losses	(153,725)	(1,812)	(3,036)	(158,573)
Loans, net	$19,918,729	$474,128	$59,000	$20,451,857

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
Included in non-covered loans above are $38 million and $47 million at September 30, 2017 and December 31, 2016, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At September 30, 2017 and December 31, 2016, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $680 million and $643 million, respectively.
During the three and nine months ended September 30, 2017 and 2016, the Company purchased 1-4 single family residential loans totaling $312 million, $949 million, $355 million and $937 million, respectively.
At September 30, 2017, the Company had pledged real estate loans with UPB of approximately $10.5 billion and recorded investment of approximately $9.9 billion as security for FHLB advances.
At September 30, 2017 and December 31, 2016, the UPB of ACI loans was $1.2 billion and $1.5 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2017 and the year ended December 31, 2016 were as follows (in thousands):

Balance at December 31, 2015	$902,565
Reclassifications from non-accretable difference	76,751
Accretion	(303,931)
Balance at December 31, 2016	675,385
Reclassifications from non-accretable difference	72,827
Accretion	(226,251)
Balance at September 30, 2017	$521,961

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
UPB of loans sold	$61,406	$123,737	$176,958

Cash proceeds, net of transaction costs	$37,047	$98,404	$120,537
Recorded investment in loans sold	47,080	99,986	135,432
Loss on sale of covered loans, net	$(10,033)	$(1,582)	$(14,895)

Gain on FDIC indemnification, net	$8,026	$1,266	$11,958

There was no sale of covered loans for the three months ended September 30, 2017.
Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017				2016
	Residential and Other Consumer	Commercial	Unallocated	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$13,550	$142,098	$—	$155,648	$12,415	$123,303	$135,718
Provision for (recovery of) loan losses:
Covered loans	268	(7)	—	261	(430)	(15)	(445)
Non-covered loans	363	32,230	5,000	37,593	1,974	22,879	24,853
Total provision	631	32,223	5,000	37,854	1,544	22,864	24,408
Charge-offs:
Covered loans	—	—	—	—	(247)	—	(247)
Non-covered loans	—	(36,028)	—	(36,028)	—	(6,615)	(6,615)
Total charge-offs	—	(36,028)	—	(36,028)	(247)	(6,615)	(6,862)
Recoveries:
Covered loans	31	7	—	38	9	15	24
Non-covered loans	8	1,053	—	1,061	5	1,183	1,188
Total recoveries	39	1,060	—	1,099	14	1,198	1,212
Ending balance	$14,220	$139,353	$5,000	$158,573	$13,726	$140,750	$154,476

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

	Nine Months Ended September 30,
	2017				2016
	Residential and Other Consumer	Commercial	Unallocated	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,503	$141,450	$—	$152,953	$16,211	$109,617	$125,828
Provision for (recovery of) loan losses:
Covered loans	2,738	(45)	—	2,693	(1,074)	(45)	(1,119)
Non-covered loans	(52)	55,932	5,000	60,880	(420)	43,988	43,568
Total provision	2,686	55,887	5,000	63,573	(1,494)	43,943	42,449
Charge-offs:
Covered loans	(55)	—	—	(55)	(1,086)	—	(1,086)
Non-covered loans	—	(61,034)	—	(61,034)	—	(15,748)	(15,748)
Total charge-offs	(55)	(61,034)	—	(61,089)	(1,086)	(15,748)	(16,834)
Recoveries:
Covered loans	65	45	—	110	77	45	122
Non-covered loans	21	3,005	—	3,026	18	2,893	2,911
Total recoveries	86	3,050	—	3,136	95	2,938	3,033
Ending balance	$14,220	$139,353	$5,000	$158,573	$13,726	$140,750	$154,476

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	September 30, 2017				December 31, 2016
	Residential and Other Consumer	Commercial	Unallocated	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$14,220	$139,353	$5,000	$158,573	$11,503	$141,450	$152,953
Covered loans:
Ending balance	$4,848	$—	$—	$4,848	$2,100	$—	$2,100
Ending balance: non-ACI loans individually evaluated for impairment	$1,024	$—	$—	$1,024	$529	$—	$529
Ending balance: non-ACI loans collectively evaluated for impairment	$2,012	$—	$—	$2,012	$1,571	$—	$1,571
Ending balance: ACI loans	$1,812	$—	$—	$1,812	$—	$—	$—
Non-covered loans:
Ending balance	$9,372	$139,353	$5,000	$153,725	$9,403	$141,450	$150,853
Ending balance: new loans individually evaluated for impairment	$71	$23,902	$—	$23,973	$12	$19,229	$19,241
Ending balance: new loans collectively evaluated for impairment	$9,301	$115,451	$5,000	$129,752	$9,391	$122,221	$131,612
Ending balance: ACI loans	$—	$—	$—	$—	$—	$—	$—
Loans:				0
Covered loans:
Ending balance	$537,976	$—	$—	$537,976	$614,042	$—	$614,042
Ending balance: non-ACI loans individually evaluated for impairment	$11,721	$—	$—	$11,721	$12,396	$—	$12,396
Ending balance: non-ACI loans collectively evaluated for impairment	$50,315	$—	$—	$50,315	$65,404	$—	$65,404
Ending balance: ACI loans	$475,940	$—	$—	$475,940	$536,242	$—	$536,242
Non-covered loans:
Ending balance	$4,033,612	$16,038,842	$—	$20,072,454	$3,495,775	$15,285,577	$18,781,352
Ending balance: new loans individually evaluated for impairment	$911	$210,364	$—	$211,275	$561	$176,932	$177,493
Ending balance: new loans collectively evaluated for impairment	$4,032,701	$15,790,546	$—	$19,823,247	$3,495,207	$15,061,707	$18,556,914
Ending balance: ACI loans	$—	$37,932	$—	$37,932	$7	$46,938	$46,945
The ALLL on residential and other consumer ACI loans at September 30, 2017 represents impairment of one pool of ACI home equity loans and lines of credit.
The ALLL at September 30, 2017 included $5.4 million related to the impact of Hurricanes Irma and Harvey, which made landfall during the three months ended September 30, 2017. The ALLL includes $0.4 million related to commercial loans that were downgraded during the three months ended September 30, 2017 as a result of the hurricanes and a $5.0 million unallocated qualitative allowance.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The table below presents information about loans or ACI pools identified as impaired at the dates indicated (in thousands):

	September 30, 2017			December 31, 2016
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
1-4 single family residential	$27	$32	$—	$—	$—	$—
Non-owner occupied commercial real estate	9,041	9,224	—	510	512	—
Construction and land	1,238	1,238	—	1,238	1,238	—
Owner occupied commercial real estate	16,786	16,949	—	16,834	16,894	—
Commercial and industrial
Taxi medallion loans	20,320	20,321	—	18,107	18,107	—
Other commercial and industrial	1,081	1,095	—	6,172	6,172	—
Commercial lending subsidiaries	12,810	12,815	—	10,620	10,510	—
With a specific allowance recorded:
1-4 single family residential	884	863	71	561	546	12
Owner occupied commercial real estate	3,961	3,943	2,994	491	513	263
Commercial and industrial
Taxi medallion loans	100,252	100,255	13,117	73,131	73,147	5,948
Other commercial and industrial	41,297	41,292	7,313	29,452	29,463	9,168
Commercial lending subsidiaries	3,578	3,553	478	21,712	21,605	3,850
Total:
Residential and other consumer	$911	$895	$71	$561	$546	$12
Commercial	210,364	210,685	23,902	178,267	178,161	19,229
	$211,275	$211,580	$23,973	$178,828	$178,707	$19,241
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$102	$118	$—	$1,169	$1,391	$—
Home equity loans and lines of credit	1,312	1,324	—	2,255	2,286	—
With a specific allowance recorded:
1-4 single family residential	2,221	2,579	208	1,272	1,514	181
Home equity loans and lines of credit	8,086	8,163	816	7,700	7,804	348
	$11,721	$12,184	$1,024	$12,396	$12,995	$529
ACI loans:
With a specific allowance recorded:
Home equity loans and lines of credit	$5,640	$27,731	$1,812	$—	$—	$—
Non-covered impaired loans include commercial real estate ACI loans modified in TDRs with a carrying value of $1.3 million as of December 31, 2016. Interest income recognized on impaired loans and pools for the three and nine months ended September 30, 2017 was approximately $2.9 million and $8.3 million, respectively. Interest income recognized on impaired loans for the three and nine months ended September 30, 2016 was not material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The following tables present the average recorded investment in impaired loans or ACI pools for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017			2016
		Covered Loans			Covered Loans
	Non-Covered Loans	Non-ACI Loans	ACI Loans	Non-Covered Loans	Non-ACI Loans	ACI Loans
Residential and other consumer:
1-4 single family residential	$962	$2,304	$—	$344	$3,001	$—
Home equity loans and lines of credit	—	9,533	5,166	—	9,551	—
	962	$11,837	$5,166	344	$12,552	$—
Commercial:
Multi-family	1,359			—
Non-owner occupied commercial real estate	8,216			506
Construction and land	2,797			1,285
Owner occupied commercial real estate	20,579			18,231
Commercial and industrial
Taxi medallion loans	123,867			56,125
Other commercial and industrial	42,479			48,143
Commercial lending subsidiaries	21,398			13,873
	220,695			138,163
	$221,657			$138,507

	Nine Months Ended September 30,
	2017			2016
		Covered Loans			Covered Loans
	Non-Covered Loans	Non-ACI Loans	ACI Loans	Non-Covered Loans	Non-ACI Loans	ACI Loans
Residential and other consumer:
1-4 single family residential	$800	$2,369	$—	$251	$3,186	$—
Home equity loans and lines of credit	—	9,638	4,209	—	8,920	—
	800	$12,007	$4,209	251	$12,106	$—
Commercial:
Multi-family	1,816			—
Non-owner occupied commercial real estate	4,056			776
Construction and land	3,317			650
Owner occupied commercial real estate	18,872			13,711
Commercial and industrial
Taxi medallion loans	107,529			30,977
Other commercial and industrial	43,308			41,975
Commercial lending subsidiaries	27,202			11,293
	206,100			99,382
	$206,900			$99,633

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The following table presents the recorded investment in loans on non-accrual status as of the dates indicated (in thousands):

	September 30, 2017		December 31, 2016
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$1,890	$934	$566	$918
Home equity loans and lines of credit	—	2,369	—	2,283
Other consumer loans	332	—	2	—
	2,222	$3,303	568	$3,201
Commercial:
Non-owner occupied commercial real estate	9,930		559
Construction and land	1,238		1,238
Owner occupied commercial real estate	21,455		19,439
Commercial and industrial
Taxi medallion loans	120,572		60,660
Other commercial and industrial	27,569		16,036
Commercial lending subsidiaries	16,625		32,645
	197,389		130,577
	$199,611		$131,145
Non-covered loans contractually delinquent by 90 days or more and still accruing totaled $0.8 million and $1.6 million at September 30, 2017 and December 31, 2016, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.4 million and $3.7 million for the three and nine months ended September 30, 2017, respectively, and $1.1 million and $2.3 million for the three and nine months ended September 30, 2016, respectively.
Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. See "Aging of loans" below for more information on the delinquency status of loans. Original LTV and original FICO score are also important indicators of credit quality for the non-covered 1-4 single family residential portfolio.
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
September 30, 2017

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for non-covered loans, based on original LTV and FICO score:

	September 30, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$94,357	$111,279	$185,614	$819,422	$1,210,672
60% - 70%	93,963	102,461	140,350	586,158	922,932
70% - 80%	139,923	173,808	316,544	1,091,868	1,722,143
More than 80%	24,725	20,610	24,981	85,781	156,097
	$352,968	$408,158	$667,489	$2,583,229	$4,011,844

	December 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$87,035	$113,401	$163,668	$751,291	$1,115,395
60% - 70%	80,694	94,592	124,180	523,970	823,436
70% - 80%	110,509	148,211	276,425	907,450	1,442,595
More than 80%	22,115	9,058	15,470	42,280	88,923
	$300,353	$365,262	$579,743	$2,224,991	$3,470,349

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Commercial credit exposure, based on internal risk rating:

	September 30, 2017
					Commercial and Industrial
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,299,753	$4,069,749	$265,921	$1,890,785	$—	$3,666,227	$2,313,152	$15,505,587
Special mention	32,255	12,824	—	31,495	—	38,389	35,936	150,899
Substandard	30,253	90,996	5,535	31,460	120,572	64,087	33,637	376,540
Doubtful	—	—	—	3,009	—	2,807	—	5,816
	$3,362,261	$4,173,569	$271,456	$1,956,749	$120,572	$3,771,510	$2,382,725	$16,038,842

	December 31, 2016
					Commercial and Industrial
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,811,822	$3,694,931	$309,675	$1,672,199	$40,460	$3,112,590	$2,255,444	$14,897,121
Special mention	12,000	7,942	—	33,274	—	19,009	—	72,225
Substandard	5,852	28,935	1,238	30,377	138,035	68,704	31,572	304,713
Doubtful	—	—	—	—	178	8,162	3,178	11,518
	$3,829,674	$3,731,808	$310,913	$1,735,850	$178,673	$3,208,465	$2,290,194	$15,285,577

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	September 30, 2017					December 31, 2016
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential	$3,994,758	$13,964	$444	$2,678	$4,011,844	$3,457,606	$10,355	$325	$2,063	$3,470,349
Home equity loans and lines of credit	1,623	21	—	—	1,644	1,120	—	—	—	1,120
Other consumer loans	19,623	500	—	1	20,124	24,306	—	—	—	24,306
Multi-family	3,362,261	—	—	—	3,362,261	3,829,674	—	—	—	3,829,674
Non-owner occupied commercial real estate	4,171,880	—	—	1,689	4,173,569	3,730,470	754	—	584	3,731,808
Construction and land	270,218	—	—	1,238	271,456	309,675	—	—	1,238	310,913
Owner occupied commercial real estate	1,947,728	1,261	266	7,494	1,956,749	1,726,826	1,557	797	6,670	1,735,850
Commercial and industrial
Taxi medallion loans	107,325	—	2,803	10,444	120,572	137,856	7,037	4,563	29,217	178,673
Other commercial and industrial	3,769,065	1,629	58	758	3,771,510	3,198,008	2,515	954	6,988	3,208,465
Commercial lending subsidiaries	2,382,725	—	—	—	2,382,725	2,284,435	12	3,247	2,500	2,290,194
	$20,027,206	$17,375	$3,571	$24,302	$20,072,454	$18,699,976	$22,230	$9,886	$49,260	$18,781,352
Covered loans:
Non-ACI loans:
1-4 single family residential	$23,002	$691	$—	$934	$24,627	$29,406	$481	$—	$918	$30,805
Home equity loans and lines of credit	33,263	1,114	663	2,369	37,409	43,129	1,255	534	2,077	46,995
	$56,265	$1,805	$663	$3,303	$62,036	$72,535	$1,736	$534	$2,995	$77,800
ACI loans:
1-4 single family residential	$436,051	$14,126	$2,549	$17,574	$470,300	$500,272	$13,524	$2,990	$15,562	$532,348
Home equity loans and lines of credit	4,876	89	40	635	5,640	3,460	148	23	263	3,894
	$440,927	$14,215	$2,589	$18,209	$475,940	$503,732	$13,672	$3,013	$15,825	$536,242
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $18 million and $16 million at September 30, 2017 and December 31, 2016, respectively.
Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $4 million and $5 million at September 30, 2017 and December 31, 2016, respectively. The recorded investment in residential mortgage loans in the process of foreclosure totaled $13 million and $8 million at September 30, 2017 and December 31, 2016, respectively, substantially all of which were covered loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2017 and 2016, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2017				2016
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	—	$—	2	$269	—	$—	—	$—
Owner occupied commercial real estate	—	—	—	—	1	491	—	—
Commercial and industrial
Taxi medallion loans	15	5,439	6	2,105	18	29,854	8	4,104
Other commercial and industrial	1	978	—	—	2	1,646	—
Commercial lending subsidiaries	—	—	—	—	5	4,433	1	3,500
	16	$6,417	8	$2,374	26	$36,424	9	$7,604
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	—	$—	1	$70	10	$1,671	—	$—
ACI loans:
Owner occupied commercial real estate	—	$—	—	$—	1	$839	—	$—

	Nine Months Ended September 30,
	2017				2016
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	4	$351	2	$269	1	$107	—	$—
Non-owner occupied commercial real estate	1	5,389	—	—	—	—	—	—
Owner occupied commercial real estate	2	4,522	—	—	3	5,225	—	—
Commercial and industrial
Taxi medallion loans	97	48,692	8	3,509	58	57,341	8	4,104
Other commercial and industrial	14	20,860	—	—	7	21,422	1	3,500
Commercial lending subsidiaries	1	12,810	—	—	6	7,933	—	—
	119	$92,624	10	$3,778	75	$92,028	9	$7,604
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	5	$939	1	$70	16	$2,293	—	$—
ACI loans:
Owner occupied commercial real estate	—	$—	—	$—	1	$839	—	$—
Modifications during the three and nine months ended September 30, 2017 and 2016 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
In addition, through June 30, 2017, recoveries of previously indemnified losses on assets that were formerly covered under the Commercial Shared-Loss Agreement resulted in reimbursements due to the FDIC. These transactions are included in the tables below. Amounts payable to the FDIC resulting from these transactions are recognized in other liabilities in the accompanying consolidated balance sheet at December 31, 2016.
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017			2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Gain on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(261)	$215	$(46)	$445	$(368)	$77
Income from resolution of covered assets, net	6,400	(5,082)	1,318	8,883	(7,106)	1,777
Loss on sale of covered loans	—	—	—	(10,033)	8,026	(2,007)
Loss on covered OREO	(35)	29	(6)	(552)	441	(111)
	$6,104	$(4,838)	$1,266	$(1,257)	$993	$(264)

	Nine Months Ended September 30,
	2017			2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$(2,693)	$2,095	$(598)	$1,119	$(1,007)	$112
Income from resolution of covered assets, net	22,066	(17,591)	4,475	26,426	(21,140)	5,286
Loss on sale of covered loans	(1,582)	1,266	(316)	(14,895)	11,958	(2,937)
Loss on covered OREO	(65)	56	(9)	(957)	779	(178)
	$17,726	$(14,174)	$3,552	$11,693	$(9,410)	$2,283

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Changes in the FDIC indemnification asset and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement for the nine months ended September 30, 2017 and the year ended December 31, 2016, were as follows (in thousands):

Balance at December 31, 2015	$739,843
Amortization	(160,091)
Reduction for claims filed	(46,083)
Net loss on FDIC indemnification	(17,759)
Balance at December 31, 2016	515,910
Amortization	(135,351)
Reduction for claims filed	(16,768)
Net loss on FDIC indemnification	(14,174)
Balance at September 30, 2017	$349,617
The balances at September 30, 2017 and December 31, 2016 are reflected in the consolidated balance sheets as follows (in thousands):

	September 30, 2017	December 31, 2016
FDIC indemnification asset	$349,617	$515,933
Other liabilities	—	(23)
	$349,617	$515,910
Note 6    Income Taxes
The Company’s effective income tax rate was 32.2% and 31.7% for the three months ended September 30, 2017 and 2016, respectively, and 31.2% and 33.2% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate differed from the statutory federal income tax rate of 35% in all periods due primarily to the effect of income not subject to tax, offset by state income taxes. In addition, the effective income tax rate for the three and nine months ended September 30, 2017 reflected the impact of $0.3 million and $3.2 million, respectively, in excess tax benefits resulting from activity related to vesting of share-based awards and exercise of stock options.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $66 million and $71 million at September 30, 2017 and December 31, 2016, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $29 million and $53 million at September 30, 2017 and December 31, 2016, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at September 30, 2017 was approximately $73 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the three and nine months ended September 30, 2017 and 2016.
Note 7    Derivatives and Hedging Activities
The Company uses interest rate swaps to manage interest rate risk related to liabilities that expose the Company to variability in cash flows due to changes in interest rates. The Company enters into LIBOR-based interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. Changes in the fair value of interest rate swaps designated as cash flow hedging instruments are reported in AOCI and subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three and nine months ended September 30, 2017 and 2016 was not material.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
The CME amended its rules effective January 2017 to legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at September 30, 2017.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2017
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.77%	3-Month Libor	4.6	$2,046,000	Other assets / Other liabilities	$1,066	$(259)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.86%	Indexed to 1-month Libor	6.4	1,000,763	Other assets / Other liabilities	7,605	(18,311)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.86%	6.4	1,000,763	Other assets / Other liabilities	19,648	(8,491)
Interest rate caps purchased, indexed to 1-month Libor			2.80%	1.6	145,957	Other assets	15	—
Interest rate caps sold, indexed to 1-month Libor		2.80%		1.6	145,957	Other liabilities	—	(15)
					$4,339,440		$28,334	$(27,076)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
The following table provides information about the amount of loss reclassified from AOCI into interest expense for the periods indicated (dollars in thousands):

	Amount of Loss Reclassified from AOCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016	Location of Loss Reclassified from AOCI into Income
Interest rate contracts	$(2,001)	$(3,741)	$(7,463)	$(13,050)	Interest expense on borrowings
During the nine months ended September 30, 2017 and 2016, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2017, the amount of loss expected to be reclassified from AOCI into earnings during the next twelve months was $6.2 million.
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
September 30, 2017

The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2017
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$8,686	$—	$8,686	$(6,814)	$(1,539)	$333
Derivative liabilities	(18,570)	—	(18,570)	6,814	11,756	—
	$(9,884)	$—	$(9,884)	$—	$10,217	$333

	December 31, 2016
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount

Derivative assets	$29,849	$—	$29,849	$(27,485)	$—	$2,364
Derivative liabilities	(51,362)	—	(51,362)	27,485	23,796	(81)
	$(21,513)	$—	$(21,513)	$—	$23,796	$2,283
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At September 30, 2017, the Company had pledged investment securities available for sale with a carrying amount of $40 million and cash on deposit of $2 million as collateral for interest rate swaps in a liability position. $2 million of financial collateral was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$14,144	$(5,587)	$8,557	$5,316	$(2,100)	$3,216
Amounts reclassified to gain on investment securities available for sale, net	(26,931)	10,638	(16,293)	(3,008)	1,188	(1,820)
Net change in unrealized gains on investment securities available for sale	(12,787)	5,051	(7,736)	2,308	(912)	1,396
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(281)	111	(170)	8,356	(3,301)	5,055
Amounts reclassified to interest expense on borrowings	2,001	(791)	1,210	3,741	(1,477)	2,264
Net change in unrealized losses on derivative instruments	1,720	(680)	1,040	12,097	(4,778)	7,319
Other comprehensive income (loss)	$(11,067)	$4,371	$(6,696)	$14,405	$(5,690)	$8,715

	Nine Months Ended September 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$54,258	$(21,432)	$32,826	$88,413	$(34,923)	$53,490
Amounts reclassified to gain on investment securities available for sale, net	(29,194)	11,532	(17,662)	(10,065)	3,975	(6,090)
Net change in unrealized gains on investment securities available for sale	25,064	(9,900)	15,164	78,348	(30,948)	47,400
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(13,780)	5,443	(8,337)	(57,765)	22,817	(34,948)
Amounts reclassified to interest expense on borrowings	7,463	(2,948)	4,515	13,050	(5,154)	7,896
Net change in unrealized losses on derivative instruments	(6,317)	2,495	(3,822)	(44,715)	17,663	(27,052)
Other comprehensive income	$18,747	$(7,405)	$11,342	$33,633	$(13,285)	$20,348

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	15,164	(3,822)	11,342
Balance at September 30, 2017	$62,221	$(9,632)	$52,589

Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income	47,400	(27,052)	20,348
Balance at September 30, 2016	$88,935	$(46,405)	$42,530

Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
During the nine months ended September 30, 2017, the Company granted 618,306 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant, ranging from $33.21 to $40.84, and had an aggregate fair value of $24.9 million. The total unrecognized compensation cost of $26.7 million for all unvested share awards outstanding at September 30, 2017 will be recognized over a weighted average remaining period of 1.98 years.
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
During the nine months ended September 30, 2017, 47,848 RSUs and 47,848 PSUs were granted. During the nine months ended September 30, 2016, 57,873 RSUs and 57,873 PSUs were granted. The total liability for the share units was $2.6 million at September 30, 2017. The total unrecognized compensation cost of $5.3 million for these share units at September 30, 2017 will be recognized over a weighted average remaining period of 2.18 years.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The 618,306 unvested share awards granted during the nine months ended September 30, 2017, as discussed above, included 25,321 unvested share awards granted to certain of the Company's executives based on the achievement of performance criteria pre-established by the Compensation Committee for the year ended December 31, 2016.
Incentive awards
Beginning in 2017, the Company's annual incentive compensation arrangements provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant. The total liability for the incentive share awards was $1.2 million at September 30, 2017. The total unrecognized compensation cost of $5.3 million for these share awards at September 30, 2017 will be recognized over a weighted average remaining period of 3.25 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
Option Awards
A summary of activity related to stock option awards for the nine months ended September 30, 2017 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2016	3,602,076	$26.74
Exercised	(2,304,108)	26.70
Option awards outstanding and exercisable, September 30, 2017	1,297,968	$26.81
Activity related to stock option awards for the nine months ended September 30, 2016 was not significant. The intrinsic value of options exercised and the related tax benefit was $25.3 million and $3.8 million, respectively, during the nine months ended September 30, 2017.
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
September 30, 2017

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$24,957	$—	$—	$24,957
U.S. Government agency and sponsored enterprise residential MBS	—	2,348,687	—	2,348,687
U.S. Government agency and sponsored enterprise commercial MBS	—	139,220	—	139,220
Private label residential MBS and CMOs	—	467,061	60,797	527,858
Private label commercial MBS	—	1,153,601	—	1,153,601
Single family rental real estate-backed securities	—	572,948	—	572,948
Collateralized loan obligations	—	700,319	—	700,319
Non-mortgage asset-backed securities	—	82,637	—	82,637
Preferred stocks	70,038	678	—	70,716
State and municipal obligations	—	677,015	—	677,015
SBA securities	—	586,675	—	586,675
Other debt securities	—	3,815	5,024	8,839
Servicing rights	—	—	30,136	30,136
Derivative assets	—	28,334	—	28,334
Total assets at fair value	$94,995	$6,760,990	$95,957	$6,951,942
Derivative liabilities	$—	$27,076	$—	$27,076
Total liabilities at fair value	$—	$27,076	$—	$27,076

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2017.
The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended September 30,
	2017			2016
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$108,790	$4,923	$29,128	$131,156	$4,292	$24,891
Gains (losses) for the period included in:
Net income	24,146	—	(1,330)	—	—	(2,369)
Other comprehensive income	(24,668)	101	—	337	22	—
Discount accretion	2,332	59	—	1,404	36	—
Purchases or additions	—	—	2,338	—	—	2,194
Sales	(40,732)	—	—	—	—	—
Settlements	(9,071)	(59)	—	(5,594)	(26)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$60,797	$5,024	$30,136	$127,303	$4,324	$24,716

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

	Nine Months Ended September 30,
	2017			2016
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$120,610	$4,572	$27,159	$140,883	$4,532	$20,017
Gains (losses) for the period included in:
Net income	24,146	—	(4,273)	—	—	(5,983)
Other comprehensive income	(25,651)	469	—	(190)	(245)	—
Discount accretion	5,208	248	—	4,485	88	—
Purchases or additions	—	—	7,250	—	—	10,682
Sales	(40,732)	—	—	—	—	—
Settlements	(22,784)	(265)	—	(17,875)	(51)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$60,797	$5,024	$30,136	$127,303	$4,324	$24,716
Gains on private label residential MBS recognized in net income during the three and nine months ended September 30, 2017 are included in the consolidated statement of income line item "Gain on investment securities available for sale, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized losses included in earnings for the nine months ended September 30, 2017 and 2016 that were related to servicing rights held at September 30, 2017 and 2016 totaled approximately $0.8 million and $1.7 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2017 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $61 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at September 30, 2017 were 16.4% and 10.4% for investment grade and non-investment grade securities, respectively.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of September 30, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2017
Investment grade	$34,245	Discounted cash flow	Voluntary prepayment rate	6.60% - 25.60% (15.92%)
			Probability of default	0.13% - 4.04% (1.36%)
			Loss severity	15.00% - 75.00% (33.10%)
			Discount rate	1.88% - 7.43% (3.48%)

Non-investment grade	$26,552	Discounted cash flow	Voluntary prepayment rate	1.10% - 29.30% (15.35%)
			Probability of default	0.13% - 4.15% (1.51%)
			Loss severity	15.00% - 95.00% (32.96%)
			Discount rate	1.35% - 9.43% (5.89%)
The significant unobservable inputs impacting the fair value measurement of private label residential MBS and CMOs include voluntary prepayment rates, probability of default, loss severity given default and discount rates. Generally, increases in

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of September 30, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	September 30, 2017
Residential MSRs	$18,006	Discounted cash flow	Prepayment rate	2.76% - 29.96% (12.88%)
			Discount rate	9.50% - 9.58% (9.51%)

Commercial servicing rights	$12,130	Discounted cash flow	Prepayment rate	0.09% - 9.99% (7.81%)
			Discount rate	8.12% - 14.57% (12.48%)
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
September 30, 2017

Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are classified within level 3 of the fair value hierarchy.
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	September 30, 2017				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
OREO and repossessed assets	$—	$—	$5,520	$5,520	$(515)	$(1,534)
Impaired loans	$—	$—	$107,173	$107,173	$(35,106)	$(58,073)

	September 30, 2016				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
OREO and repossessed assets	$—	$—	$7,923	$7,923	$(372)	$740
Impaired loans	$—	$—	$59,678	$59,678	$(10,623)	$(18,873)
Included in the tables above are impaired taxi medallion loans with carrying values of $90.1 million and $39.6 million at September 30, 2017 and September 30, 2016, respectively, the majority of which were in New York City. Losses of $54.3 million and $10.2 million were recognized on impaired taxi medallion loans during the nine months ended September 30, 2017 and 2016, respectively.
Decreases in the value of medallions are largely driven by decreases in revenues generated from the medallions. Inputs that had the most significant impact on the valuation of New York City taxi medallions at September 30, 2017 are presented below:

Average Amount
Average fare per trip	$16.12
Number of trips per shift	15.4
Days worked per month	25.6

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2017

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$292,601	$292,601	$448,313	$448,313
Investment securities available for sale	1/2/3	6,893,472	6,893,472	6,073,584	6,073,584
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	270,239	270,239	284,272	284,272
Loans held for sale	2	31,507	35,113	41,198	45,833
Loans:
Covered	3	533,128	997,376	611,942	1,200,291
Non-covered	3	19,918,729	19,906,579	18,630,499	18,713,495
FDIC Indemnification asset	3	349,617	168,415	515,933	256,691
Derivative assets	2	28,334	28,334	50,232	50,232
Liabilities:
Demand, savings and money market deposits	2	$14,889,543	$14,889,543	$13,735,248	$13,735,248
Time deposits	2	6,333,701	6,335,324	5,755,642	5,759,787
FHLB advances	2	4,871,000	4,876,017	5,239,348	5,244,188
Notes and other borrowings	2	402,828	427,748	402,809	403,733
Derivative liabilities	2	27,076	27,076	61,562	61,562
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
September 30, 2017

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
Note 11     Commitments and Contingencies
The Company issues off-balance sheet financial instruments to meet the financing needs of its customers. These financial instruments include commitments to fund loans, unfunded commitments under existing lines of credit, and commercial and standby letters of credit. These commitments expose the Company to varying degrees of credit and market risk which are essentially the same as those involved in extending loans to customers, and are subject to the same credit policies used in underwriting loans. Collateral may be obtained based on the Company’s credit evaluation of the counterparty. The Company’s maximum exposure to credit loss is represented by the contractual amount of these commitments. Unfunded commitments under lines of credit include $10.0 million available under non-cancellable commitments in effect at the date of the FSB Acquisition, which are covered under the Single Family Shared-Loss Agreement if prescribed conditions are met.
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
September 30, 2017

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
Total lending related commitments outstanding at September 30, 2017 were as follows (in thousands):

Commitments to fund loans	$417,943
Commitments to purchase loans	287,302
Unfunded commitments under lines of credit	2,361,922
Commercial and standby letters of credit	83,141
$3,150,308
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three and nine months ended September 30, 2017 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report on Form 10-K”).
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part II, Item 1A of this Quarterly Report on Form 10- Q and in Part I, Item 1A of the 2016 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Overview
Quarterly Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, particularly for the non-covered portfolio, including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in earning assets and deposits, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Quarterly highlights include:

•
Net income for the quarter ended September 30, 2017 was $67.8 million, or $0.62 per diluted share, compared to $50.8 million, or $0.47 per diluted share, for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, net income was $196.5 million, or $1.79 per diluted share, compared to $162.4 million, or $1.50 per diluted share, for the nine months ended September 30, 2016. Earnings for the nine months ended September 30, 2017 generated an annualized return on average stockholders' equity of 10.21% and an annualized return on average assets of 0.92%.

•
Net interest income increased by $19.5 million to $241.3 million for the quarter ended September 30, 2017 from $221.7 million for the quarter ended September 30, 2016. Interest income increased by $39.5 million, driven by increases in the average balances of loans and investment securities outstanding and an increase in the yield on interest earning assets. Interest expense increased by $19.9 million, driven by increases in average interest bearing liabilities and the cost of those liabilities. For the nine months ended September 30, 2017, net interest income increased by $68.6 million to $711.4 million from $642.9 million for the nine months ended September 30, 2016.

•
The net interest margin, calculated on a tax-equivalent basis, decreased to 3.62% for the quarter ended September 30, 2017 from 3.69% for the quarter ended September 30, 2016 and 3.76% for the immediately preceding quarter ended June 30, 2017. Significant factors contributing to the decline in the net interest margin included the continued run-off of high-yielding covered loans and an increase in the cost of interest bearing liabilities. The net interest margin, calculated on a tax-equivalent basis, was 3.69% for the nine months ended September 30, 2017 compared to 3.75% for the nine months ended September 30, 2016.

•
Total interest earning assets increased by $613 million during the third quarter of 2017. Non-covered loans and leases, including equipment under operating lease, grew by $384 million during the quarter. For the nine months ended

September 30, 2017, total interest earning assets increased by $1.9 billion and non-covered loans and leases grew by $1.3 billion.

•	Total deposits increased by $445 million for the quarter ended September 30, 2017 to $21.2 billion. For the nine months ended September 30, 2017, total deposits increased by $1.7 billion.

•
At September 30, 2017, 96.7% of the non-covered commercial loan portfolio was rated "pass" and substantially all of the non-covered residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 1.00% and the ratio of non-performing, non-covered assets to total assets was 0.69% at September 30, 2017. Non-performing taxi medallion loans comprised 0.60% of total non-covered loans and 0.41% of total assets at September 30, 2017.

•
The provision for loan losses for the quarter and nine months ended September 30, 2017 totaled $37.9 million and $63.6 million, respectively, compared to $24.4 million and $42.4 million, respectively, for the comparable periods of the prior year. The most significant reason for these increases in the provision for loan losses was the provision related to the taxi medallion portfolio as discussed further in the sections entitled "Asset Quality" and "Analysis of the Allowance for Loan and Lease Losses."

•
Gain on sale of investment securities available for sale, net totaled $26.9 million for the quarter ended September 30, 2017. Substantially all of these gains related to sales of securities formerly covered under the Commercial Shared-Loss Agreement.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 8.6%, CET1 and Tier 1 risk-based capital ratios of 11.9% and a Total risk-based capital ratio of 12.7% at September 30, 2017.

•
Book value per common share grew to $24.56 at September 30, 2017, a 7.8% increase from September 30, 2016. Tangible book value per common share increased by 8.1% over the same period, to $23.83 at September 30, 2017.

Hurricanes Irma and Harvey
On September 10, 2017, Hurricane Irma made landfall in Florida as a Category 4 hurricane affecting some areas of the state with significant flooding, wind damage and power outages. In addition, the Bank has a limited number of customers and collateral properties located in areas of Texas that were impacted by Hurricane Harvey during August, 2017.
Loan and Lease Portfolio
The Company has assessed the potential impact of the hurricanes on the value of collateral underlying our loans and the ability of borrowers to repay their obligations to the Bank. We believe the storms did not materially impact the ability of the substantial majority of our borrowers to repay their loans; however, uncertainty remains as to the ultimate impact of these events on the level of our loan losses and our results of operations.
In order to assess the impact of these hurricanes on our loan and lease portfolio, the Company performed an extensive review of loans with borrowers and/or collateral located in areas impacted by these storms. This analysis entailed the identification of and direct communication with borrowers located in impacted areas to determine the population of borrowers that may have been significantly impacted as well as consideration of factors including but not limited to level and type of insurance coverage, collateral and lien position and the financial condition of the borrower.
Commercial and commercial real estate loans with an aggregate UPB of approximately $7.1 billion at September 30, 2017 were determined to be either made to borrowers that have significant business operations in or secured by collateral in areas that were potentially impacted by the hurricanes. Substantially all of those borrowers had been contacted as of October 3, 2017 and responses were considered in the determination of the ALLL as of September 30, 2017. As of October 31, 2017, commercial loans with an aggregate UPB of $22.2 million had been downgraded to criticized or classified status as a result of this analysis. Residential mortgage and other consumer loans with a carrying value of approximately $977 million at September 30, 2017, of which $315 million are covered loans, were determined to be either made to borrowers living in or secured by collateral in areas potentially impacted by the hurricanes; such loans with a carrying value of approximately $902 million, of which $312 million are covered loans, were determined to be in severely impacted areas, based on FEMA’s designation as “individual assistance” areas (“FEMA designated areas”). As of October 31, 2017, 74% of borrowers in FEMA designated areas had been contacted or property inspections conducted to assist in assessing the extent of potential damage to underlying collateral. During the quarter ended September 30, 2017, the Company recorded a loan loss provision of $5.4 million related to the impact of Hurricanes Irma and Harvey.

Impairment of Other Assets
Management also considered the impact of the hurricanes in our analysis of investment securities for OTTI, as well as our evaluation of potential impairment of our investment in equipment under operating lease, LIHTC partnerships, servicing assets and OREO at September 30, 2017 and determined there was no potentially material impact.
Fees, Operations and Facilities
To help those affected by Hurricane Irma, the Company waived or refunded certain fees such as overdraft, NSF and uncollected fees on consumer deposit accounts and late fees on residential mortgage, consumer and small business loans for consumer and small business customers in FEMA designated disaster areas for the period September 10, 2017 through September 30, 2017. In addition, certain residential mortgage and SBA loan customers impacted by the storm may be eligible for assistance in the form of temporary payment deferrals. Waived and refunded fees were not significant.
The Company’s operations and facilities were not materially impacted by Hurricane Irma. The Company continued operating throughout the storm although all of our Florida branch locations were closed from September 8, 2017 through September 11, 2017. The majority of our Florida branch locations and our Miami Lakes corporate headquarters re-opened on September 12, 2017 and all of our Florida branch locations re-opened prior to September 30, 2017.
During the quarter ended September 30, 2017, the Company recorded expenses of $0.6 million related primarily to facilities damage and employee relocation and assistance. We do not expect future expenses related to facilities damage to be material to the Company.
Community Assistance
To help with the recovery efforts of the communities in which we operate, work and live, BankUnited has made donations totaling $100,000 to non-profit organizations focused on recovery and relief efforts in Florida. These organizations were selected based on their ability to immediately deploy resources directly to targeted affected areas.
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
Net interest income is also impacted by the accounting for ACI loans acquired in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. The positive impact of accretion related to ACI loans on the net interest margin and the interest rate spread is expected to continue to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 2.5% and 3.0% of total loans, including premiums, discounts and deferred fees and costs, at September 30, 2017 and December 31, 2016, respectively. As this trend continues, assuming an otherwise stable interest rate environment, we would expect our net interest margin and interest rate spread to decrease as covered loans are resolved.
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

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$19,710,115	$187,928	3.79%	$17,813,925	$158,963	3.56%
Covered loans	518,026	73,452	56.70%	700,884	74,487	42.50%
Total loans	20,228,141	261,380	5.15%	18,514,809	233,450	5.03%
Investment securities (3)	7,002,615	55,046	3.14%	5,898,382	42,262	2.87%
Other interest earning assets	545,224	3,777	2.75%	557,490	3,036	2.17%
Total interest earning assets	27,775,980	320,203	4.60%	24,970,681	278,748	4.45%
Allowance for loan and lease losses	(160,231)			(139,284)
Non-interest earning assets	1,699,912			1,884,894
Total assets	$29,315,661			$26,716,291
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,590,206	3,415	0.85%	$1,437,677	2,224	0.62%
Savings and money market deposits	9,968,512	21,964	0.87%	8,349,281	12,974	0.62%
Time deposits	6,290,056	20,540	1.30%	5,567,909	15,770	1.13%
Total interest bearing deposits	17,848,774	45,919	1.02%	15,354,867	30,968	0.80%
FHLB advances	4,924,325	16,946	1.37%	5,143,003	11,956	0.92%
Notes and other borrowings	402,828	5,314	5.28%	403,590	5,322	5.27%
Total interest bearing liabilities	23,175,927	68,179	1.17%	20,901,460	48,246	0.92%
Non-interest bearing demand deposits	3,036,046			2,981,017
Other non-interest bearing liabilities	468,735			460,514
Total liabilities	26,680,708			24,342,991
Stockholders' equity	2,634,953			2,373,300
Total liabilities and stockholders' equity	$29,315,661			$26,716,291
Net interest income		$252,024			$230,502
Interest rate spread			3.43%			3.53%
Net interest margin			3.62%			3.69%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $7.6 million and $6.2 million, and the tax-equivalent adjustment for tax-exempt investment securities was $3.2 million and $2.6 million, for the three months ended September 30, 2017 and 2016, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$19,169,479	$535,926	3.73%	$16,876,786	$452,525	3.58%
Covered loans	560,934	225,194	53.54%	746,709	226,659	40.48%
Total loans	19,730,413	761,120	5.15%	17,623,495	679,184	5.14%
Investment securities (3)	6,569,553	151,337	3.07%	5,551,249	117,478	2.82%
Other interest earning assets	557,623	10,606	2.54%	531,245	8,850	2.22%
Total interest earning assets	26,857,589	923,063	4.59%	23,705,989	805,512	4.53%
Allowance for loan and lease losses	(157,015)			(133,280)
Non-interest earning assets	1,754,499			1,946,846
Total assets	$28,455,073			$25,519,555
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,564,229	8,913	0.76%	$1,341,218	6,140	0.61%
Savings and money market deposits	9,557,907	55,741	0.78%	8,203,676	37,285	0.61%
Time deposits	5,988,433	55,507	1.24%	5,177,191	43,002	1.11%
Total interest bearing deposits	17,110,569	120,161	0.94%	14,722,085	86,427	0.78%
FHLB advances	4,889,578	44,262	1.21%	4,698,492	35,972	1.02%
Notes and other borrowings	402,821	15,947	5.28%	403,213	15,967	5.28%
Total interest bearing liabilities	22,402,968	180,370	1.08%	19,823,790	138,366	0.93%
Non-interest bearing demand deposits	3,034,682			2,944,861
Other non-interest bearing liabilities	443,430			431,921
Total liabilities	25,881,080			23,200,572
Stockholders' equity	2,573,993			2,318,983
Total liabilities and stockholders' equity	$28,455,073			$25,519,555
Net interest income		$742,693			$667,146
Interest rate spread			3.51%			3.60%
Net interest margin			3.69%			3.75%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $21.5 million and $16.7 million, and the tax-equivalent adjustment for tax-exempt investment securities was $9.7 million and $7.5 million, for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Net interest income, calculated on a tax-equivalent basis, was $252.0 million for the three months ended September 30, 2017 compared to $230.5 million for the three months ended September 30, 2016, an increase of $21.5 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $41.5 million, offset by an increase in interest expense of $19.9 million.
The increase in tax-equivalent interest income was comprised primarily of a $27.9 million increase in interest income from loans and a $12.8 million increase in interest income from investment securities.

Increased interest income from loans was attributable to a $1.7 billion increase in the average balance outstanding and a 0.12% increase in the tax-equivalent yield to 5.15% for the three months ended September 30, 2017 from 5.03% for the three months ended September 30, 2016. Factors contributing to the increase in the yield on loans included:

•
The tax-equivalent yield on non-covered loans was 3.79% for the three months ended September 30, 2017 compared to 3.56% for the three months ended September 30, 2016. The most significant factor contributing to the increased yield on non-covered loans was increases in market interest rates.

•
Interest income on covered loans totaled $73.5 million and $74.5 million for the three months ended September 30, 2017 and 2016, respectively. The tax-equivalent yield on those loans increased to 56.70% for the three months ended September 30, 2017 from 42.50% for the three months ended September 30, 2016. The increase in the yield on covered loans resulted primarily from improvements in expected cash flows for ACI loans.

•
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was somewhat offset by the continued increase in non-covered loans, with yields lower than those on covered loans, as a percentage of total loans.

The average balance of investment securities increased by $1.1 billion for the three months ended September 30, 2017 from the three months ended September 30, 2016 while the tax-equivalent yield increased to 3.14% from 2.87%. The most significant factor contributing to the increase in the tax-equivalent yield were increases in coupon rates on floating-rate securities.
The components of the increase in interest expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 were a $15.0 million increase in interest expense on deposits and a $5.0 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $2.5 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.22% to 1.02% for the three months ended September 30, 2017 from 0.80% for the three months ended September 30, 2016. These cost increases were generally driven by growth of deposits in competitive markets and a rising market interest rate environment.
The increase in interest expense on FHLB advances reflected an increase in the average cost of advances of 0.45% to 1.37% for the three months ended September 30, 2017 from 0.92% for the three months ended September 30, 2016. The increase in cost was driven by increased market rates and to a lesser extent, an extension of maturities through interest rate swaps.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended September 30, 2017 was 3.62% as compared to 3.69% for the three months ended September 30, 2016. The interest rate spread decreased to 3.43% for the three months ended September 30, 2017 from 3.53% for the three months ended September 30, 2016. The declines in net interest margin and interest rate spread resulted primarily from the cost of interest-bearing liabilities increasing by more than the yield on interest earning assets. This difference was driven primarily by the decline in covered loans as a percentage of total loans. Future trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, by the mix of interest earning assets, including the decline in covered loans as a percentage of total loans, and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net interest income, calculated on a tax-equivalent basis, was $742.7 million for the nine months ended September 30, 2017 compared to $667.1 million for the nine months ended September 30, 2016, an increase of $75.5 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $117.6 million, offset by an increase in interest expense of $42.0 million.
The increase in tax-equivalent interest income was comprised primarily of an $81.9 million increase in interest income from loans and a $33.9 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $2.1 billion increase in the average balance and a 0.01% increase in the tax-equivalent yield to 5.15% for the nine months ended September 30, 2017 from 5.14% for the nine months ended September 30, 2016. Offsetting factors contributing to the relatively steady yield on loans included:

•
Although the yield on non-covered loans increased to 3.73% for the nine months ended September 30, 2017 from 3.58% for the nine months ended September 30, 2016, lower-yielding non-covered loans comprised a greater percentage of the portfolio for the nine months ended September 30, 2017 than for the corresponding period in 2016. Non-covered loans represented 97.2% of the average balance of loans outstanding for the nine months ended September 30, 2017 compared to 95.8% for the nine months ended September 30, 2016.

•
Interest income on covered loans totaled $225.2 million and $226.7 million for the nine months ended September 30, 2017 and 2016, respectively. The tax-equivalent yield on those loans increased to 53.54% for the nine months ended September 30, 2017 from 40.48% for the nine months ended September 30, 2016.

The average balance of investment securities increased by $1.0 billion for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 while the tax-equivalent yield increased to 3.07% from 2.82%.
The components of the increase in interest expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 were a $33.7 million increase in interest expense on deposits and an $8.3 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $2.4 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.16% to 0.94% for the nine months ended September 30, 2017 from 0.78% for the nine months ended September 30, 2016. The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.19% to 1.21% for the nine months ended September 30, 2017 from 1.02% for the nine months ended September 30, 2016.
Factors contributing to the changes in yields and costs for the nine month periods were generally consistent with those for the three month periods discussed above.
The net interest margin, calculated on a tax-equivalent basis, for the nine months ended September 30, 2017 was 3.69% as compared to 3.75% for the nine months ended September 30, 2016. The interest rate spread decreased to 3.51% for the nine months ended September 30, 2017 from 3.60% for the nine months ended September 30, 2016. The declines in net interest margin and interest rate spread resulted primarily from the factors discussed above.
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
The provision for loan losses for the quarter and nine months ended September 30, 2017 included $5.4 million related to the impact of Hurricanes Irma and Harvey. The amount of this provision was determined based on our evaluation of an intensive analysis conducted by our credit teams of the individual loans potentially impacted by these storms, including but not limited to direct contact with borrowers, preliminary assessments of the extent of damage to collateral and impacts on borrowers’ business operations and consideration of the impact of insurance coverage. The amount of the provision related to the impact of these storms is subject to change as individual situations evolve.
For the three months ended September 30, 2017 and 2016, we recorded provisions for loan losses of $37.6 million and $24.9 million, respectively, related to non-covered loans. For the nine months ended September 30, 2017 and 2016, we recorded provisions for loan losses of $60.9 million and $43.6 million, respectively, related to non-covered loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
The most significant reason for the increase in the provision for loan losses related to non-covered loans for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 was an increase of $28.9 million in the provision related to taxi medallion loans. The provision related to taxi medallion loans totaled $32.7 million for the quarter ended September 30, 2017, compared to $3.9 million for the quarter ended September 30, 2016. A $5.4 million provision recognized in the quarter ended September 30, 2017 related to the impact of hurricanes was more than offset by (i) a net decrease in the relative impact on the provision of changes in quantitative and qualitative loss factors, (ii) the impact of lower loan growth, and (iii) a decrease in provisions for criticized and classified loans.
Factors contributing to the increase in the provision for loan losses related to non-covered loans for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 were generally consistent with those for the three month periods discussed above.

For the three months ended September 30, 2017 and 2016, we recorded provisions for (recovery of) loan losses of $0.3 million and $(0.4) million, respectively, related to covered loans. For the nine months ended September 30, 2017 and 2016, we recorded provisions for (recovery of) loan losses of $2.7 million and $(1.1) million, respectively, related to covered loans. The provision for the nine months ended September 30, 2017 related primarily to impairment recognized on an ACI HELOC pool. As discussed below in the section entitled "Non-interest income," the impact on our results of operations of any provision for (recovery of) loan losses on covered loans is significantly mitigated by the corresponding impact on the FDIC indemnification asset, recorded in non-interest income.
Non-Interest Income
The Company reported non-interest income of $53.3 million and $25.1 million for the three months ended September 30, 2017 and 2016, respectively. Non-interest income was $111.4 million and $77.1 million for the nine months ended September 30, 2017 and 2016, respectively. A significant portion of our non-interest income has historically related to transactions in the covered assets. We have broken out the significant categories of non-interest income that relate to covered assets in the table below, to assist in the comparison of the amount and composition of our non-interest income with that of other financial institutions.
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from resolution of covered assets, net	$6,400	$8,883	$22,066	$26,426
Loss on sale of covered loans, net	—	(10,033)	(1,582)	(14,895)
Net gain (loss) on FDIC indemnification	(4,838)	993	(14,174)	(9,410)
Other	237	371	957	623
Non-interest income related to the covered assets	1,799	214	7,267	2,744
Service charges and fees	4,938	5,171	15,554	14,529
Gain on sale of non-covered loans	2,447	2,086	8,183	7,535
Gain on investment securities available for sale, net	26,931	3,008	29,194	10,065
Lease financing	13,287	11,188	40,067	32,762
Other non-interest income	3,924	3,408	11,098	9,495
	$53,326	$25,075	$111,363	$77,130
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
See Note 5 to the consolidated financial statements for further details about the components of these gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.
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
The following table provides further detail of the components of income from resolution of covered assets, net, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Payments in full	$6,423	$9,371	$22,201	$26,790
Other	(23)	(488)	(135)	(364)
Income from resolution of covered assets, net	$6,400	$8,883	$22,066	$26,426
Under the terms of the Purchase and Assumption Agreement with the FDIC, the Bank may sell up to 2.5% of the covered loans based on UPB at the date of the FSB Acquisition, or approximately $280 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Single Family Shared-Loss Agreement. Any loan sale in excess of this stipulated annual threshold requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell covered loans in excess of the 2.5% threshold in the nine months prior to the stated termination date of loss share coverage, May 21, 2019, and the FDIC does not consent, the Single Family Shared-Loss Agreement will be extended for two additional years with respect to the loans requested to be included in such sales. The Bank will then have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the extended termination date, and any losses incurred will be covered under the Single Family Shared-Loss Agreement. This final sale mechanism, if exercised, ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the termination date of the Single Family Shared-Loss Agreement.
The following table summarizes the gain (loss) recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the periods indicated (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Loss on sale of covered loans	$(10,033)	$(1,582)	$(14,895)
Net gain on FDIC indemnification	8,026	1,266	11,958
Net impact on pre-tax earnings	$(2,007)	$(316)	$(2,937)
The Bank did not sell covered residential loans in the three months ended September 30, 2017, due to the potential impact of Hurricane Irma on the market for these loans, the collateral for many of which is located in Florida.
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
Other components of non-interest income
Period over period increases in income from lease financing corresponded to the growth in the portfolio of equipment under operating lease.
Gains on sale of non-covered loans for the three and nine months ended September 30, 2017 and 2016 related primarily to sales of loans by SBF.

Gain on sale of investment securities available for sale, net totaled $26.9 million for the quarter ended September 30, 2017. Substantially all of these gains resulted from the sale of securities formerly covered under the Commercial Shared-Loss Agreement and originally acquired at significant discounts in the FSB Acquisition. Other gains on investment securities available for sale for the three and nine months ended September 30, 2017 and 2016 related to sales of securities in the normal course of managing liquidity, portfolio duration and yield.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee compensation and benefits	$58,327	$55,162	$178,386	$166,374
Occupancy and equipment	18,829	18,867	56,689	57,199
Amortization of FDIC indemnification asset	45,225	38,957	135,351	116,711
Deposit insurance expense	5,764	4,943	16,827	12,866
Professional fees	2,748	3,884	12,573	10,119
Telecommunications and data processing	3,452	3,746	10,481	10,800
Depreciation of equipment under operating lease	8,905	6,855	25,655	20,004
Other non-interest expense	13,455	15,590	37,735	40,151
	$156,705	$148,004	$473,697	$434,224
Annualized non-interest expense as a percentage of average assets was 2.1% and 2.2% for the three and nine months ended September 30, 2017, respectively, and 2.2% and 2.3% for the three and nine months ended September 30, 2016, respectively. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.5% and 1.6% for the three and nine months ended September 30, 2017, respectively, and 1.6% and 1.7% for the three and nine months ended September 30, 2016, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three and nine months ended September 30, 2017 increased by $3.2 million and $12.0 million compared to the corresponding periods in 2016. The increases for the three and nine months ended September 30, 2017 primarily reflected increased headcount and general increases in compensation levels.
Amortization of FDIC indemnification asset
Amortization of FDIC indemnification asset totaled $45.2 million and $135.4 million, respectively, for the three and nine months ended September 30, 2017 compared to $39.0 million and $116.7 million, respectively, for the three and nine months ended September 30, 2016.
The FDIC indemnification asset was initially recorded at its estimated fair value, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have increased, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows is recognized prospectively, consistent with the recognition of the increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash flows. For the three and nine months ended September 30, 2017, the average rate at which the FDIC indemnification asset was amortized was 46.62% and 41.19%, respectively, compared to 25.36% and 23.48%, respectively, during the comparable periods in 2016.
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
See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the nine months ended September 30, 2017 and the year ended December 31, 2016. The entire balance of the FDIC indemnification asset relates to residential loans and OREO covered under the Single Family Shared-Loss Agreement. The following table presents the carrying value of the FDIC indemnification asset and the estimated future cash flows at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
FDIC indemnification asset	$349,617	$515,933
Less expected amortization	(173,685)	(245,350)
Amount expected to be collected from the FDIC	$175,932	$270,583
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
Deposit insurance expense
Deposit insurance expense increased $0.8 million and $4.0 million, respectively, for the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016. These increases primarily reflect the growth of the balance sheet, the large bank surcharge imposed by the FDIC, which began in the third quarter of 2016, and increases in certain components of the Bank's assessment rate.
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $2.1 million and $5.7 million, respectively, for the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016. These increases generally correspond to the growth in the portfolio of equipment under operating lease.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, OREO related expenses, insurance, travel and general office expense. Other non-interest expense for the three months ended September 30, 2017 includes $0.6 million related primarily to facilities damage and employee relocation and assistance due to the impact of Hurricane Irma. We do not expect future expenses related to facilities damage and employee relocation to be material to the Company.
Income Taxes
The Company’s effective income tax rate was 32.2% and 31.2% for the three and nine months ended September 30, 2017, respectively, compared to 31.7% and 33.2% for the three and nine months ended September 30, 2016, respectively. Significant components included in the reconciliation of the Company's effective income tax rate to the statutory federal tax rate of 35.0% included the effect of state income taxes and the impact of income not subject to federal tax for each of the periods presented. In addition, the effective income tax rate for the three and nine months ended September 30, 2017 reflected the impact of $0.3 million and $3.2 million, respectively, in excess tax benefits resulting from activity related to vesting of share-based awards and exercise of stock options.
Analysis of Financial Condition
Average interest-earning assets increased $3.2 billion to $26.9 billion for the nine months ended September 30, 2017 from $23.7 billion for the nine months ended September 30, 2016. This increase was driven by a $2.1 billion increase in the average balance of outstanding loans and a $1.0 billion increase in the average balance of investment securities. The increase in average loans reflected growth of $2.3 billion in average non-covered loans outstanding, partially offset by a $186 million decrease in the average balance of covered loans. The decrease in average non-interest earning assets period over period primarily reflected a decrease in the FDIC indemnification asset. Growth in interest earning assets, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $2.6 billion to $22.4 billion for the nine months ended September 30, 2017 from $19.8 billion for the nine months ended September 30, 2016, due to increases of $2.4 billion in average interest bearing deposits and $191 million in average FHLB advances. Average non-interest bearing deposits increased by $90 million. We expect growth in average deposits to continue, corresponding to anticipated growth in interest earning assets.

Average stockholders' equity increased by $255 million, due primarily to the retention of earnings, but also reflecting proceeds from the exercise of stock options and an increase in accumulated other comprehensive income.
Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale as of the dates indicated (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$24,969	$24,957	$4,999	$5,005
U.S. Government agency and sponsored enterprise residential MBS	2,332,616	2,348,687	1,513,028	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	139,966	139,220	126,754	124,586
Private label residential MBS and CMOs	507,381	527,858	334,167	375,098
Private label commercial MBS	1,140,465	1,153,601	1,180,386	1,187,624
Single family rental real estate-backed securities	566,635	572,948	858,339	861,251
Collateralized loan obligations	695,414	700,319	487,678	487,296
Non-mortgage asset-backed securities	80,255	82,637	187,660	186,736
Preferred stocks	60,716	70,716	76,180	88,203
State and municipal obligations	666,013	677,015	705,884	698,546
SBA securities	572,540	586,675	517,129	523,906
Other debt securities	4,056	8,839	3,999	8,091
	$6,791,026	$6,893,472	$5,996,203	$6,073,584
Our investment strategy has focused on insuring adequate liquidity, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk arising from the currently low level of market interest rates. The weighted average expected life of the investment portfolio as of September 30, 2017 was 4.9 years and the effective duration was 1.7 years.
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of September 30, 2017. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$24,957	1.19%	$—	—%	$—	—%	$—	—%	$24,957	1.19%
U.S. Government agency and sponsored enterprise residential MBS	355,685	2.94%	860,103	2.28%	893,121	2.14%	239,778	2.15%	2,348,687	2.31%
U.S. Government agency and sponsored enterprise commercial MBS	5,562	3.80%	11,066	3.71%	83,066	2.50%	39,526	3.57%	139,220	2.95%
Private label residential MBS and CMOs	113,951	4.01%	284,366	3.82%	101,127	4.07%	28,414	4.39%	527,858	3.94%
Private label commercial MBS	90,284	3.80%	786,542	3.57%	276,775	3.20%	—	—%	1,153,601	3.50%
Single family rental real estate-backed securities	1,516	3.18%	546,920	2.92%	24,512	3.70%	—	—%	572,948	2.95%
Collateralized loan obligations	—	—%	573,474	3.32%	126,845	3.52%	—	—%	700,319	3.36%
Non-mortgage asset-backed securities	11,999	3.91%	70,638	3.63%	—	—%	—	—%	82,637	3.67%
State and municipal obligations	—	—%	27,509	3.00%	624,758	4.46%	24,748	5.60%	677,015	4.45%
SBA securities	93,080	2.54%	245,991	2.50%	150,116	2.47%	97,488	2.43%	586,675	2.49%
Other debt securities	—	—%	—	—%	1,900	9.17%	6,939	9.13%	8,839	9.14%
	$697,034	3.13%	$3,406,609	3.04%	$2,282,220	3.11%	$436,893	2.74%	6,822,756	3.05%
Preferred stocks with no scheduled maturity									70,716	8.66%
Total investment securities available for sale									$6,893,472	3.11%
The available for sale investment securities portfolio was in a net unrealized gain position of $102.4 million at September 30, 2017 with aggregate fair value equal to 101.5% of amortized cost. Net unrealized gains included $110.3 million of gross unrealized gains and $7.9 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at September 30, 2017 had an aggregate fair value of $1.0 billion. At September 30, 2017, 96.7% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA , AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $33 million were rated below investment grade or not rated at September 30, 2017, all of which were acquired in the FSB Acquisition and substantially all of which were in unrealized gain positions at September 30, 2017.
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
Our evaluation of non-agency impaired securities for OTTI as of September 30, 2017 included consideration of the potential impacts of Hurricanes Irma and Harvey. Our considerations included but were not necessarily limited to (i) observations of market pricing since the hurricanes, (ii) whether a significant portion of the underlying collateral was in an impacted area, (iii) whether credit enhancement significantly exceeded the balance of collateral in impacted areas, (iv) for residential mortgage-backed securities, the evaluation of the extent and nature of damage to residential collateral for loans in the Bank’s residential loan portfolio located in the same areas, and (v) discussions with sponsors or managers of individual securities about specific collateral impact.
During the three and nine months ended September 30, 2016, OTTI was recognized on two positions in one private label commercial MBS. These positions were in unrealized loss positions at September 30, 2016 and the Company intended to sell the security before recovery of the amortized cost basis. No securities were determined to be other-than-temporarily impaired at September 30, 2017, or during the three and nine months then ended.
We do not intend to sell securities in significant unrealized loss positions at September 30, 2017. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at September 30, 2017 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired.
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

The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At September 30, 2017 and December 31, 2016, 1.0% and 2.1%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at September 30, 2017 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at September 30, 2017 included $32 million of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three and nine months ended September 30, 2017 and 2016.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	September 30, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,958,205	$470,300	$28,589	$4,457,094	21.7%
Home equity loans and lines of credit	1,644	5,640	37,764	45,048	0.2%
Other consumer loans	20,166	—	—	20,166	0.1%
	3,980,015	475,940	66,353	4,522,308	22.0%
Commercial:
Multi-family	3,358,801	—	—	3,358,801	16.3%
Non-owner occupied commercial real estate	4,183,275	—	—	4,183,275	20.4%
Construction and land	271,994	—	—	271,994	1.3%
Owner occupied commercial real estate	1,959,464	—	—	1,959,464	9.5%
Commercial and industrial	3,900,290	—	—	3,900,290	19.0%
Commercial lending subsidiaries	2,374,193	—	—	2,374,193	11.5%
	16,048,017	—	—	16,048,017	78.0%
Total loans	20,028,032	475,940	66,353	20,570,325	100.0%
Premiums, discounts and deferred fees and costs, net	44,422	—	(4,317)	40,105
Loans including premiums, discounts and deferred fees and costs	20,072,454	475,940	62,036	20,610,430
Allowance for loan and lease losses	(153,725)	(1,812)	(3,036)	(158,573)
Loans, net	$19,918,729	$474,128	$59,000	$20,451,857

	December 31, 2016
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,422,425	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	3,894	47,629	52,643	0.3%
Other consumer loans	24,365	—	—	24,365	0.1%
	3,447,910	536,242	84,304	4,068,456	21.0%
Commercial:
Multi-family	3,824,973	—	—	3,824,973	19.8%
Non-owner occupied commercial real estate	3,739,235	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	311,436	1.6%
Owner occupied commercial real estate	1,736,858	—	—	1,736,858	9.0%
Commercial and industrial	3,391,614	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	2,280,685	11.8%
	15,284,801	—	—	15,284,801	79.0%
Total loans	18,732,711	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,781,352	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	(2,100)	(152,953)
Loans, net	$18,630,499	$536,242	$75,700	$19,242,441
Total loans, including premiums, discounts and deferred fees and costs, increased by $1.2 billion to $20.6 billion at September 30, 2017, from $19.4 billion at December 31, 2016. Non-covered loans grew by $1.3 billion while covered loans declined by $76 million from December 31, 2016 to September 30, 2017. Non-covered residential and other consumer loans grew by $538 million and non-covered commercial loans grew by $753 million during the nine months ended September 30, 2017.
Growth in non-covered loans, including premiums, discounts and deferred fees and costs, for the nine months ended September 30, 2017 reflected an increase of $536 million for the Florida franchise, a decrease of $74 million for the New York franchise and an increase of $829 million for the national platforms.
The following tables show the composition of the non-covered loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2017
	Florida	New York	National	Total
Residential and other consumer	$228,300	$206,308	$3,599,004	$4,033,612
Commercial:
Multi-family	555,193	2,807,068	—	3,362,261
Non-owner occupied commercial real estate	2,572,743	1,501,597	99,229	4,173,569
Construction and land	123,655	134,854	12,947	271,456
Owner occupied commercial real estate	1,110,581	748,339	97,829	1,956,749
Commercial and industrial	2,509,353	891,978	490,751	3,892,082
Commercial lending subsidiaries	—	—	2,382,725	2,382,725
	$7,099,825	$6,290,144	$6,682,485	$20,072,454
	35.4%	31.3%	33.3%	100.0%

	December 31, 2016
	Florida	New York	National	Total
Residential and other consumer:	$254,139	$226,154	$3,015,482	$3,495,775
Commercial:
Multi-family	520,263	3,309,411	—	3,829,674
Non-owner occupied commercial real estate	2,337,806	1,294,231	99,771	3,731,808
Construction and land	174,494	125,983	10,436	310,913
Owner occupied commercial real estate	1,042,441	602,155	91,254	1,735,850
Commercial and industrial	2,234,393	806,660	346,085	3,387,138
Commercial lending subsidiaries	—	—	2,290,194	2,290,194
	$6,563,536	$6,364,594	$5,853,222	$18,781,352
	34.9%	33.9%	31.2%	100.0%
The increase in non-owner occupied commercial real estate loans and the decrease in multi-family loans in the New York franchise over the nine months ended September 30, 2017 includes the impact of reclassifying $207 million of loans on mixed-use properties from multi-family to non-owner occupied commercial real estate loans, based on the primary source of rental income on those properties.
Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $4.5 billion, or 22.0% of total loans, at September 30, 2017 and $4.1 billion, or 21.0% of total loans, at December 31, 2016.
The non-covered residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in early 2016. Non-covered residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2017, $113 million or 2.8% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
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
The following charts present the distribution of the non-covered 1-4 single family residential mortgage portfolio by interest rate terms and contractual lives at the dates indicated:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 3% of the total at both September 30, 2017 and December 31, 2016, and are reported with 15 year fixed above.

The geographic concentration of the non-covered 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollar in thousands):

	September 30, 2017		December 31, 2016
California	$1,052,154	26.2%	$904,107	26.1%
New York	848,123	21.1%	763,824	22.0%
Florida	530,056	13.2%	487,294	14.0%
District of Columbia	177,978	4.4%	123,825	3.6%
Virginia	175,550	4.4%	152,113	4.4%
Others (1)	1,227,983	30.7%	1,039,186	29.9%
	$4,011,844	100.0%	$3,470,349	100.0%

(1)	No other state represented borrowers with more than 4.0% of non-covered 1-4 single family residential loans outstanding at September 30, 2017 or December 31, 2016.
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
Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 80.1% and 81.6% of non-covered loans as of September 30, 2017 and December 31, 2016, respectively.
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
The following charts present the distribution of non-owner occupied commercial real estate by product types at the dates indicated:
Loans secured by commercial real estate typically have shorter repayment periods and re-price more frequently than 1-4 single family residential loans but may have longer terms and re-price less frequently than commercial and industrial loans. The Company’s underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.3% of the total loan portfolio at September 30, 2017. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
Commercial and industrial loans are typically made to small and middle market businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, mortgage warehouse lines, taxi medallion loans, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of three to seven years, or revolving lines of credit which may have multi-year maturities. Commercial loans include shared national credits totaling $1.5 billion at September 30, 2017, typically relationship based loans to borrowers in our geographic footprint.
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank's SBF unit primarily originates SBA guaranteed commercial and commercial real estate loans, generally selling the guaranteed portion in the secondary market and retaining the unguaranteed portion in portfolio. The Bank engages in mortgage warehouse lending on a national basis.
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Pinnacle	$1,393,965	$1,317,820
Bridge - franchise finance	421,821	426,661
Bridge - transportation equipment finance	566,939	545,713
SBF	235,433	225,241
Mortgage warehouse lending	465,323	322,305
	$3,083,481	$2,837,740
The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2017		December 31, 2016
Florida	$593,307	19.2%	$543,445	19.2%
California	464,853	15.1%	421,480	14.9%
Arizona	171,321	5.6%	133,549	4.7%
Texas	161,662	5.2%	118,122	4.2%
Iowa	152,869	5.0%	161,874	5.7%
Virginia	131,041	4.2%	138,417	4.9%
All others (1)	1,408,428	45.7%	1,320,853	46.4%
	$3,083,481	100.0%	$2,837,740	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at September 30, 2017 or December 31, 2016.
Equipment under Operating Lease
Equipment under operating lease increased by $48 million to $588 million at September 30, 2017, from $540 million at December 31, 2016. The portfolio consisted primarily of 5,424 railcars, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The portfolio also included non-commercial aircraft and other transport equipment. The largest concentrations of rail cars were 2,264 hopper cars and 1,683 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $288 million at September 30, 2017 was leased to companies for use in the energy industry.

Asset Quality
In discussing asset quality, we distinguish between covered loans and non-covered loans. Although the risk profile of covered loans is higher than that of non-covered loans, our exposure to loss related to covered loans is significantly mitigated by the fair value basis recorded in these loans resulting from the application of acquisition accounting and by the Single Family Shared-Loss Agreement. At September 30, 2017, residential loans covered under the Single Family Shared-Loss Agreement totaled $538 million.
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
Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans. We also consider original LTV and FICO score to be significant indicators of credit quality for the non-covered 1-4 single family residential portfolio.
Although our assessment is ongoing and the results of that assessment are subject to change in the future, we do not currently believe the ability of the substantial majority of our borrowers to repay their loans or the value of the collateral securing those loans has been materially impacted by Hurricanes Irma and Harvey.
Non-covered Loans and Leases
Commercial Loans
The ongoing asset quality of significant commercial loans is monitored on an individual basis through our regular credit review and risk rating process. We believe internal risk rating is the best indicator of the credit quality of commercial loans. Homogenous groups of smaller balance commercial loans may be monitored collectively.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Pass	$15,505,587	$14,897,121
Special mention	150,899	72,225
Substandard (1)	376,540	304,713
Doubtful	5,816	11,518
	$16,038,842	$15,285,577

(1)
The balance of substandard loans at September 30, 2017 and December 31, 2016 included $121 million and $138 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 3.3% of the commercial loan portfolio, of which 0.8% were taxi medallion loans, at September 30, 2017. See Note 4 to the consolidated financial statements for more detailed information about risk rating of commercial loans.

Taxi Medallion Finance
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of $121 million at September 30, 2017. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined significantly in recent years due to competitive developments in the transportation-for-hire industry. Due to the ongoing trend of declining estimated cash flows from the operation of taxi medallions leading to declines in medallion valuations, the entire taxi medallion portfolio was placed on non-accrual status and risk rated substandard as of September 30, 2017. In addition, partial charge-offs were recognized on all taxi medallion loans with carrying values in excess of collateral values, determined using the cash flow template discussed below, to reduce the carrying value of those loans to this estimated collateral value.
We update our analysis of the cash flow generating capacity of the operation of New York City medallions on a regular basis using current available taxi industry data from which taxi medallion values and prospective debt service capacity are estimated. This analysis is based on an extensive data set obtained from the NYTLC and assumptions that we believe are reasonable estimates of fleet utilization and borrower expenses. We update our analysis of estimated medallion valuations on a quarterly basis, based on these cash flow capacity estimates. At September 30, 2017, our estimate of the value of New York City taxi medallions based on our cash flow template and consideration of estimated selling costs and declining trends in medallion values was $351,000 for both corporate and individual medallions. We used this value for purposes of determining the partial charge-offs and the value of repossessed medallions. See Note 10 to the consolidated financial statements for additional information about the valuation of New York City taxi medallions.
The taxi medallion portfolio had the following characteristics at September 30, 2017:

•	Approximately 97% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $13.2 million or 11.0% of the portfolio, compared to $40.8 million or 22.8% of the portfolio at December 31, 2016. Loans delinquent by 90 days or more totaled $10.4 million or 8.7% of the portfolio, compared to $29.2 million or 16.4% of the portfolio at December 31, 2016. The most significant factor contributing to the decrease in delinquencies was one large relationship that was brought current and restructured in the first quarter.

•	The portfolio included 173 loans modified in TDRs with a recorded investment of $92.4 million.

•
In the aggregate, the ALLL related to taxi medallion loans was 10.9% of the outstanding balance at September 30, 2017, compared to 6.0% at December 31, 2016. Charge-offs of $35.3 million and $47.1 million were recognized in the three and nine months ended September 30, 2017 related to taxi medallion loans.

We are no longer originating new taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing cash flow challenges to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, continuing to monitor industry data and obtaining updated borrower and guarantor financial information. As taxi medallion loans approach maturity or are refinanced, we expect the number and amount of TDRs in this portfolio segment to continue to increase.
Hurricane Impact - Commercial Loans
Commercial loans totaling $1.9 million and $19.4 million had been modified or granted temporary payment deferrals as of September 30, 2017 and October 31, 2017, respectively, related to the recent hurricanes. Of these modifications and deferrals, none were determined to be TDRs due to the generally insignificant nature of the payment delays.
As of September 30 and October 31, 2017, respectively, commercial loans to borrowers that have significant business operations in or are secured by collateral in areas impacted by Hurricanes Irma and Harvey totaling approximately $4.7 million and $21.3 million were more than 30 days past due; $3.7 million of these loans were more than 30 days past due prior to the storms. Approximately $22.2 million of commercial loans have been downgraded to criticized or classified status through October 31, 2017 as a result of the impact of the storms.

Equipment Under Operating Lease
Four operating lease relationships with assets under lease with a carrying value totaling $81 million, of which $75 million were exposures to the energy industry, were internally risk rated special mention or substandard at September 30, 2017. The present value of remaining lease payments on these leases totaled approximately $22 million at September 30, 2017, of which $17 million were exposures to the energy industry. There have been no missed payments related to the operating lease portfolio to date. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. Railcars are long-lived equipment with useful lives of approximately 35-50 years. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-9 years at September 30, 2017. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
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
Based on our initial analysis of the location and condition of equipment under operating lease, we do not currently believe there has been any significant damage to such equipment or to the ongoing operations of lessees from Hurricanes Irma and Harvey.
Residential and Other Consumer Loans
The majority of our non-covered residential mortgage portfolio consists of loans purchased through established correspondent channels. In general, we purchase performing jumbo mortgage loans which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less although loans with LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.

The following tables show the distribution of non-covered 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	September 30, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.4%	2.8%	4.6%	20.4%	30.2%
60% - 70%	2.3%	2.6%	3.5%	14.6%	23.0%
70% - 80%	3.5%	4.4%	7.9%	27.2%	43.0%
More than 80%	0.6%	0.5%	0.6%	2.1%	3.8%
	8.8%	10.3%	16.6%	64.3%	100.0%

	December 31, 2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.2%	4.7%	21.7%	32.1%
60% - 70%	2.3%	2.7%	3.6%	15.1%	23.7%
70% - 80%	3.2%	4.3%	8.0%	26.1%	41.6%
More than 80%	0.7%	0.3%	0.4%	1.2%	2.6%
	8.7%	10.5%	16.7%	64.1%	100.0%
At September 30, 2017, the non-covered 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 765 and a weighted-average LTV of 66.6%. The majority of this portfolio was owner-occupied, with 87.9% primary residence, 8.3% second homes and 3.8% investment properties. In terms of vintage, 22.2% of the portfolio was originated pre-2014, 13.1% in 2014, 22.2% in 2015, 26.0% in 2016 and 16.5% in 2017.
Non-covered 1-4 single family residential loans past due more than 30 days totaled $17.1 million and $12.7 million at September 30, 2017 and December 31, 2016, respectively. The amount of these loans 90 days or more past due was $2.7 million and $2.1 million at September 30, 2017 and December 31, 2016, respectively.
Hurricane Impact- Residential loans
The following table presents information related to 1-4 single family residential mortgages with borrowers and/or collateral located in areas impacted by Hurricanes Irma and Harvey, at the dates indicated (in thousands):

	September 30, 2017	October 31, 2017
Past due more than 30 days:
Covered loans	$14,669	$13,454
Total	$20,099	$21,350
Granted temporary payment deferrals:
Covered loans	$14,807	$16,983
Total	$24,772	$25,969
Other Consumer Loans
Substantially all consumer loans were current at September 30, 2017. At December 31, 2016, there were no delinquent consumer loans.

Covered Loans
At September 30, 2017, residential ACI loans totaled $476 million and residential non-ACI loans totaled $62 million, including premiums, discounts and deferred fees and costs. All of these loans are covered under the Single Family Shared-Loss Agreement.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We monitor the pools quarterly to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At September 30, 2017, accretable yield on residential ACI loans totaled $511 million and non-accretable difference related to those loans totaled $227 million.
At September 30, 2017, the recorded investment in non-ACI 1-4 single family residential loans was $24.6 million; $1.6 million or 6.6% of these loans were 30 days or more past due and $0.9 million or 3.8% of these loans were 90 days or more past due. At September 30, 2017, the recorded investment in ACI 1-4 single family residential loans totaled $470.3 million; $34.2 million or 7.3% of these loans were delinquent by 30 days or more and $17.6 million or 3.7% were delinquent by 90 days or more.
At September 30, 2017, non-ACI home equity loans and lines of credit had an aggregate recorded investment of $37.4 million; $4.1 million or 11.1% of these loans were 30 days or more past due and $2.4 million or 6.3% were 90 days or more past due. ACI home equity loans and lines of credit had a carrying amount of $5.6 million at September 30, 2017; 13.5% of these loans were delinquent by 30 days or more.
Home equity lines of credit generally provide that payment terms be reset after an initial contractual period of interest only payments, requiring the pay down of principal through balloon payments or amortization. Additional information regarding ACI and non-ACI home equity lines of credit at September 30, 2017 is summarized as follows:

	ACI	Non-ACI
Loans resetting from interest only:
Previously reset	72.3%	51.5%
Scheduled to reset within 12 months	2.5%	5.5%
Scheduled to reset after 12 months	25.2%	43.0%
	100.0%	100.0%
Lien position:
First liens	10.3%	18.8%
Second or third liens	89.7%	81.2%
	100.0%	100.0%
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
Impaired Loans and Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans, and (iii) OREO and repossessed assets. Impaired loans also typically include loans modified in TDRs that are accruing and ACI loans or pools for which expected cash flows at acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition) have been revised downward since acquisition, other than due to changes in interest rate indices and prepayment assumptions.
The following tables summarize the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2017			December 31, 2016
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1 - 4 single family residential	$934	$1,890	$2,824	$918	$566	$1,484
Home equity loans and lines of credit	2,369	—	2,369	2,283	—	2,283
Other consumer loans	—	332	332	—	2	2
Total residential and other consumer loans	3,303	2,222	5,525	3,201	568	3,769
Commercial:
Non-owner occupied commercial real estate	—	9,930	9,930	—	559	559
Construction and land	—	1,238	1,238	—	1,238	1,238
Owner occupied commercial real estate	—	21,455	21,455	—	19,439	19,439
Commercial and industrial
Taxi medallion loans	—	120,572	120,572	—	60,660	60,660
Other commercial and industrial	—	27,569	27,569	—	16,036	16,036
Commercial lending subsidiaries	—	16,625	16,625	—	32,645	32,645
Total commercial loans	—	197,389	197,389	—	130,577	130,577
Total non-accrual loans	3,303	199,611	202,914	3,201	131,145	134,346
Non-ACI and new loans past due 90 days and still accruing	—	846	846	—	1,551	1,551
Total non-performing loans	3,303	200,457	203,760	3,201	132,696	135,897
OREO	4,114	1,661	5,775	4,658	4,882	9,540
Repossessed assets	—	2,457	2,457	—	3,551	3,551
Total non-performing assets	7,417	204,575	211,992	7,859	141,129	148,988
Impaired ACI loans and pools on accrual status	5,640	—	5,640	—	1,335	1,335
Performing TDRs
Taxi medallion loans	—	—	—	—	36,848	36,848
Other	10,786	19,365	30,151	11,166	26,282	37,448
Total impaired loans and non-performing assets	$23,843	$223,940	$247,783	$19,025	$205,594	$224,619

Non-performing loans to total loans (1) (3)		1.00%	0.99%		0.71%	0.70%
Non-performing assets to total assets (2)		0.69%	0.72%		0.51%	0.53%
ALLL to total loans (1)		0.77%	0.77%		0.80%	0.79%
ALLL to non-performing loans		76.69%	77.82%		113.68%	112.55%
Net charge-offs to average loans (4) (5)		0.40%	0.39%		0.13%	0.13%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Non-performing taxi medallion loans comprised 0.60% and 0.32% of total non-covered loans at September 30, 2017 and December 31, 2016, respectively.

(4)	Annualized for September 30, 2017.

(5)	The annualized ratio of charge-offs of taxi medallion loans to average non-covered loans was 0.33% and 0.06% for the nine months ended September 30, 2017 and the year ended December 31, 2016.
The increases in the non-performing loans to total loans and non-performing assets to total assets ratios at September 30, 2017 compared to December 31, 2016 were primarily attributable to the increase in non-accrual taxi medallion loans. The decrease in the ALLL to non-performing loans ratio at September 30, 2017 compared to December 31, 2016 was primarily attributable to increased charge-offs of taxi medallion loans during the three months ended September 30, 2017.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $18 million and $16 million at September 30, 2017 and December 31, 2016, respectively.
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
The following table summarizes loans modified in TDRs at September 30, 2017 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer:
Covered	59	$11,721	$1,024
Non-covered	9	912	71
Commercial:
Taxi medallion loans	173	92,370	10,505
Other	30	72,702	10,581
	271	$177,705	$22,181
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $185 million at September 30, 2017, substantially all of which were current as to principal and interest at September 30, 2017.
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
Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $1.0 million as well as loans modified in TDRs are individually evaluated for impairment. Other commercial relationships on non-accrual status with committed balances under $1.0 million may also be evaluated for impairment, at management's discretion. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or the estimated fair value of collateral less costs to sell. We recognized partial charge-offs at September 30, 2017 on taxi medallion loans all of which are risk-rated substandard and on non-accrual status, as necessary to reduce the carrying value of the loans to our estimate of the value of New York City taxi medallions based on our cash flow template. Additionally, a specific allowance was recognized equal to the amount by which each loan exceeded 85% of the estimated value, in recognition of the continued declining trend in cash flows and lower prices observed on certain recent taxi medallion transfers. The amount of this specific allowance was determined based on management's judgment.
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
Since the majority of the new commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the quantitative loss factors for a majority of pass rated new commercial loans is based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. Beginning in the first quarter of 2017, we revised the source of quantitative loss factors for certain loans, as follows:

•
Given the emergence of observable loss trends, the quantitative loss factors for the taxi medallion and Bridge portfolios are based on the Company’s average historical net charge-off rates. Beginning in the third quarter of 2017, all taxi medallion loans are individually evaluated for impairment as described above.

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
The peer group used to calculate the average annual historical net charge-off rates that form the basis for our general reserve calculations for the majority of new commercial, home equity and consumer loans is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 28 banks at September 30, 2017. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
We use a 16-quarter loss experience period to calculate peer group average annual net charge-off rates for commercial loans. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, most of which were originated in the current economic cycle. Prior to the third quarter of 2017, we used a four-quarter loss experience period for the taxi medallion portfolio to recognize the recent deterioration in that portfolio. We use a 14-quarter loss experience period for the Bridge portfolios, reflective of the period over which an observable loss trend began to emerge.
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
Our projected cash flow analysis reflected a decrease in expected cash flows due to credit related factors for the home equity ACI pool; therefore, a provision for loan losses of $1.8 million was recorded for the nine months ended September 30, 2017, along with a corresponding increase in the FDIC indemnification asset of $1.4 million. No ALLL related to 1-4 single family residential ACI pools was recorded at September 30, 2017. No ALLL related to 1-4 single family residential and home equity ACI pools was recorded at December 31, 2016.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at September 30, 2017 or December 31, 2016.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Nine Months Ended September 30, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953
Provision for (recovery of) loan losses:
1-4 single family residential	(4)	—	212	208
Home equity loans and lines of credit	—	1,812	714	2,526
Other consumer loans	(48)	—	—	(48)
Multi-family	(3,303)	—	—	(3,303)
Non-owner occupied commercial real estate	4,032	—	—	4,032
Construction and land	(9)	—	—	(9)
Owner occupied commercial real estate	4,884	—	—	4,884
Commercial and industrial
Taxi medallion loans	49,604	—	—	49,604
Other commercial and industrial	9,338	—	(45)	9,293
Commercial lending subsidiaries	(8,614)	—	—	(8,614)
Unallocated	5,000	—	—	5,000
Total Provision	60,880	1,812	881	63,573
Charge-offs:
Home equity loans and lines of credit	—	—	(55)	(55)
Non-owner occupied commercial real estate	(162)	—	—	(162)
Owner occupied commercial real estate	(1,164)	—	—	(1,164)
Commercial and industrial
Taxi medallion loans	(47,141)	—	—	(47,141)
Other commercial and industrial	(12,567)	—	—	(12,567)
Commercial lending subsidiaries	—	—	—	—
Total Charge-offs	(61,034)	—	(55)	(61,089)
Recoveries:
Home equity loans and lines of credit	—	—	65	65
Other consumer loans	21	—	—	21
Owner occupied commercial real estate	2	—	—	2
Commercial and industrial
Other commercial and industrial	2,400	—	45	2,445
Commercial lending subsidiaries	603	—	—	603
Total Recoveries	3,026	—	110	3,136
Net Charge-offs:	(58,008)	—	55	(57,953)
Balance at September 30, 2017	$153,725	$1,812	$3,036	$158,573

	Nine Months Ended September 30, 2016
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2015	$120,960	$—	$4,868	$125,828
Provision for (recovery of) loan losses:
1-4 single family residential	(324)	—	23	(301)
Home equity loans and lines of credit	2	—	(1,097)	(1,095)
Other consumer loans	(98)	—	—	(98)
Multi-family	1,509	—	—	1,509
Non-owner occupied commercial real estate	7,563	—	—	7,563
Construction and land	(980)	—	—	(980)
Owner occupied commercial real estate	4,854	—	—	4,854
Commercial and industrial
Taxi medallion loans	9,679	—	—	9,679
Other commercial and industrial	16,686	—	(45)	16,641
Commercial lending subsidiaries	4,677	—	—	4,677
Total Provision	43,568	—	(1,119)	42,449
Charge-offs:
1-4 single family residential	—	—	(312)	(312)
Home equity loans and lines of credit	—	—	(774)	(774)
Non-owner occupied commercial real estate	(128)	—	—	(128)
Construction and land	(93)	—	—	(93)
Owner occupied commercial real estate	(2,615)	—	—	(2,615)
Commercial and industrial
Taxi medallion loans	(4,235)	—	—	(4,235)
Other commercial and industrial	(7,245)	—	—	(7,245)
Commercial lending subsidiaries	(1,432)	—	—	(1,432)
Total Charge-offs	(15,748)	—	(1,086)	(16,834)
Recoveries:
Home equity loans and lines of credit	—	—	77	77
Other consumer loans	18	—	—	18
Owner occupied commercial real estate	1,175	—	—	1,175
Commercial and industrial
Other commercial and industrial	440	—	45	485
Commercial lending subsidiaries	1,278	—	—	1,278
Total Recoveries	2,911	—	122	3,033
Net Charge-offs:	(12,837)	—	(964)	(13,801)
Balance at September 30, 2016	$151,691	$—	$2,785	$154,476

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	September 30, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,275	$—	$393	$9,668	21.7%
Home equity loans and lines of credit	7	1,812	2,643	4,462	0.2%
Other consumer loans	90	—	—	90	0.1%
	9,372	1,812	3,036	14,220	22.0%
Commercial:
Multi-family	21,706	—	—	21,706	16.3%
Non-owner occupied commercial real estate	39,474	—	—	39,474	20.4%
Construction and land	2,815	—	—	2,815	1.3%
Owner occupied commercial real estate	15,146	—	—	15,146	9.5%
Commercial and industrial
Taxi medallion loans	13,117	—	—	13,117	0.8%
Other commercial and industrial	37,239	—	—	37,239	18.2%
Commercial lending subsidiaries	9,856	—	—	9,856	11.5%
	139,353	—	—	139,353	78.0%
Unallocated	5,000	—	—	5,000
	$153,725	$1,812	$3,036	$158,573	100.0%

	December 31, 2016
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,279	$—	$181	$9,460	20.6%
Home equity loans and lines of credit	7	—	1,919	1,926	0.3%
Other consumer loans	117	—	—	117	0.1%
	9,403	—	2,100	11,503	21.0%
Commercial:
Multi-family	25,009	—	—	25,009	19.8%
Non-owner occupied commercial real estate	35,604	—	—	35,604	19.3%
Construction and land	2,824	—	—	2,824	1.6%
Owner occupied commercial real estate	11,424	—	—	11,424	9.0%
Commercial and industrial
Taxi medallion loans	10,655	—	—	10,655	0.9%
Other commercial and industrial	38,067	—	—	38,067	16.6%
Commercial lending subsidiaries	17,867	—	—	17,867	11.8%
	141,450	—	—	141,450	79.0%
	$150,853	$—	$2,100	$152,953	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.

The ALLL at September 30, 2017 included $5.4 million related to the impact of Hurricanes Irma and Harvey. The ALLL includes $0.4 million related to loans that were downgraded during the three months ended September 30, 2017 as a result of the hurricanes and a $5.0 million unallocated qualitative allowance.
Excluding the $5.0 million unallocated qualitative allowance relative to the impact of the hurricanes, the balance of the ALLL for non-covered loans at September 30, 2017 decreased slightly as compared to December 31, 2016. Decreases in quantitative loss factors applied to the majority of the commercial loan portfolio and net decreases in qualitative factors were substantially offset by the impact of the growth of the loan portfolio and an increase in reserves for criticized and classified loans, including taxi medallion loans. Factors influencing the change in the ALLL related to specific loan types at September 30, 2017 as compared to December 31, 2016, include:

•
The ALLL related to non-covered 1-4 single family residential loans did not change significantly. Increases related to growth in the corresponding portfolio were substantially offset by declines in both the applicable quantitative historical loss rate and qualitative reserves.

•
A decrease of $3.3 million for multi-family loans primarily reflects decreases in quantitative loss factors, the decline in the corresponding portfolio and a net decrease in qualitative loss factors, offset in part by an increase in criticized and classified loans.

•
An increase of $3.9 million for non-owner occupied commercial real estate loans was primarily driven by the growth of the corresponding portfolio and an increase in criticized and classified loans, partially offset by a decrease in quantitative loss factors.

•
An increase of $3.7 million for owner occupied commercial real estate loans was primarily attributable to increases in specific reserves for impaired loans and to a lesser extent, the growth of the corresponding portfolio.

•
An increase of $2.5 million for taxi medallion loans reflects the specific reserves recognized at September 30, 2017, as discussed previously. Increases in reserves were limited due to the level of charge-offs recognized during the nine months ended September 30, 2017.

•
A decrease of $0.8 million for other commercial and industrial loans was primarily driven by a decrease in reserves for impaired and other classified loans, primarily due to net charge-offs, offset by growth in the corresponding portfolio.

•
A $8.0 million decrease for commercial lending subsidiaries primarily reflects decreases in quantitative loss factors for the municipal finance receivables and decreases in qualitative loss factors related to portfolio growth trends and credit concentrations.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,036,046	—%	$2,981,017	—%	$3,034,682	—%	$2,944,861	—%
Interest bearing	1,590,206	0.85%	1,437,677	0.62%	1,564,229	0.76%	1,341,218	0.61%
Money market	9,590,333	0.90%	7,948,299	0.64%	9,187,225	0.80%	7,778,761	0.63%
Savings	378,179	0.24%	400,982	0.22%	370,682	0.19%	424,915	0.24%
Time	6,290,056	1.30%	5,567,909	1.13%	5,988,433	1.24%	5,177,191	1.11%
	$20,884,820	0.87%	$18,335,884	0.67%	$20,145,251	0.80%	$17,666,946	0.65%

Total deposits at September 30, 2017 and December 31, 2016 included $2.3 billion and $1.9 billion, respectively, of brokered deposits.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2017 (in thousands):

Three months or less	$741,235
Over three through six months	1,037,771
Over six through twelve months	1,351,330
Over twelve months	931,302
$4,061,638
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS. At September 30, 2017 and December 31, 2016, outstanding FHLB advances totaled $4.9 billion and $5.2 billion, respectively.
The contractual balance of FHLB advances outstanding at September 30, 2017 is scheduled to mature as follows (in thousands):

Maturing in:
2017—One month or less	$2,395,000
2017—Over one month	855,000
2018	1,396,000
2019	100,000
2020	125,000
Carrying value	$4,871,000
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Senior notes	$393,564	$393,092
Capital lease obligations	9,264	9,717
	$402,828	$402,809
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2017 and December 31, 2016, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $2.6 billion at September 30, 2017, an increase of $205 million, or 8.5%, from December 31, 2016, due primarily to the retention of earnings and the exercise of stock options resulting in proceeds of $61.5 million during the period.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 66.0% and 64.9% for the three and nine months ended September 30, 2017, respectively, compared to 55.7% and 58.4% for the three and nine months ended September 30, 2016, respectively. We retain a high percentage of our earnings to support our planned growth.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2017 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,491,853	8.56%	N/A (1)	N/A (1)	$1,164,462	4.00%
CET1 risk-based capital	$2,491,853	11.91%	$1,359,799	6.50%	$941,399	4.50%
Tier 1 risk-based capital	$2,491,853	11.91%	$1,673,599	8.00%	$1,255,199	6.00%
Total risk based capital	$2,657,784	12.70%	$2,091,998	10.00%	$1,673,599	8.00%
BankUnited:
Tier 1 leverage	$2,706,006	9.32%	$1,451,814	5.00%	$1,161,451	4.00%
CET1 risk-based capital	$2,706,006	12.98%	$1,354,884	6.50%	$937,997	4.50%
Tier 1 risk-based capital	$2,706,006	12.98%	$1,667,550	8.00%	$1,250,662	6.00%
Total risk based capital	$2,869,850	13.77%	$2,084,437	10.00%	$1,667,550	8.00%
(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in beginning in 2016. When fully phased in on January 1, 2019, the Bank and the Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at September 30, 2017.
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
For the nine months ended September 30, 2017 and 2016, net cash provided by operating activities was $231.2 million and $227.3 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $226.3 million, and $228.5 million for the nine months ended September 30, 2017 and 2016, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Single Family Shared-Loss Agreement are also characterized as investing cash flows. Cash generated by the repayment and resolution of covered loans and reimbursements from the FDIC totaled $348.5 million and $430.3 million for the nine months ended September 30, 2017 and 2016, respectively. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be, although to a lesser extent in the future, consistent and relatively predictable sources of liquidity.
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
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At September 30, 2017, unencumbered investment securities available for sale totaled $4.3 billion. At September 30, 2017, BankUnited had available borrowing capacity at the FHLB of $3.8 billion, unused borrowing capacity at the FRB of $544 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the non-covered loan portfolio, and resultant requirements for liquidity to fund loans.
Continued runoff of the covered loan portfolio and FDIC indemnification asset and growth of deposits and the non-covered loan portfolio are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At September 30, 2017, BankUnited’s 30 day total liquidity ratio was 172%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. Forecasted deposit outflows, excluding certificate of deposits, are based on runoff rates derived from the most recent external core deposit analysis obtained by the Company. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At September 30, 2017, BankUnited’s one year liquidity ratio was 158%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities and the ratio of brokered deposits to total deposits. At September 30, 2017, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200 and plus 300 basis point rate shock scenarios at September 30, 2017 and December 31, 2016:

	Down 100	Plus 100	Plus 200	Plus 300
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%
Model Results at September 30, 2017 - increase (decrease):
In year 1	(0.4)%	(0.2)%	(0.6)%	(1.2)%
In year 2	(3.2)%	1.7%	3.0%	4.2%
Model Results at December 31, 2016 - increase (decrease):
In year 1	(2.0)%	1.5%	2.8%	3.4%
In year 2	(3.7)%	2.6%	4.6%	6.6%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200 and 300 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at September 30, 2017 due to the current low rate environment. The parameters established by the ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9%, 18% and 27% in plus or minus 100, plus or minus 200 and plus or minus 300 basis point scenarios, respectively. As of September 30, 2017, our simulation for the Company indicated percentage changes from base EVE of 1.7%, (3.6)%, (7.9)% and (12.7)% in down 100, plus 100, plus 200 and plus 300 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2017, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $1.1 million and the aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $0.3 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.3 billion at September 30, 2017. The aggregate fair value of these interest rate swaps and caps included in other assets was $27.3 million and the aggregate fair value included in other liabilities was $26.8 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
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
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at September 30, 2017 (in thousands except share and per share data):

Total stockholders’ equity	$2,623,489
Less: goodwill and other intangible assets	77,857
Tangible stockholders’ equity	$2,545,632

Common shares issued and outstanding	106,821,902

Book value per common share	$24.56

Tangible book value per common share	$23.83
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
During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to the factors discussed under “Part I-Item 1A - Risk Factors” in our 2016 Form 10-K filed with the Securities and Exchange Commission on February 28, 2017, in addition to the following factor.
A significant portion of our loans are to borrowers whose businesses are located in or secured by properties located in the state of Florida, which was impacted by Hurricane Irma. In addition, the Bank has a limited number of customers and collateral properties located in areas of Texas that were impacted by Hurricane Harvey. The effects of Hurricanes Irma and Harvey and other adverse weather events may negatively affect our geographic markets or disrupt our operations, which could have an adverse impact on our results of operations.
Our geographic markets in Florida and other coastal areas are susceptible to severe weather, including hurricanes, flooding and damaging winds. On September 10, 2017, Hurricane Irma made landfall in Florida as a Category 4 hurricane affecting some areas with significant flooding, wind damage and power outages. In addition, the Bank has a limited number of customers and collateral properties located in areas of Texas that were impacted by Hurricane Harvey during August, 2017. Weather events such as Hurricanes Irma and Harvey can disrupt our operations, result in damage to our facilities and negatively affect the local economies in which we operate. These events may lead to a decline in loan originations, reduce or destroy the value of collateral for our loans, particularly real estate, negatively impact the business operations of our customers, and cause an increase in delinquencies, foreclosures and loan losses. These events may also lead to a decline in regional economic conditions and prospects in certain circumstances. Our business or results of operations may be adversely impacted by these and other negative effects of such weather events.
We are currently in the process of assessing the impact of Hurricanes Irma and Harvey on our borrowers’ ability to repay their obligations to the Bank and on the value of underlying collateral properties. Although we currently believe the storms did not materially impact the ability of the substantial majority of our borrowers to repay their loans, our impact assessment is ongoing, including with respect to the impact on our loan originations, the value of properties securing our loans or the performance of our loans, the economic condition of our borrowers and their ability to timely repay their obligations, and the overall impacts on regional economic conditions and our business, operations and growth prospects in the affected market areas. As a result, it is premature to conclude with certainty as to the ultimate impact of these hurricanes on our level of loan losses, our business or the results of our operations. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries casualty and business interruption insurance. These policies could partially mitigate losses that the Bank may sustain due to the effects of these hurricanes; however, the timing and amount of any proceeds that we may recover from insurance policies is uncertain and may not be sufficient to adequately compensate us for losses that we experience due to these hurricanes and other natural disasters.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of November 2017.

/s/ Rajinder P. Singh
Rajinder P. Singh
President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer