Form 10-K
period 2017-12-31
BankUnited, Inc.
filed 2018-03-01
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
Commission file number: 001-35039

BankUnited, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0162450 (I.R.S. Employer Identification No.)
14817 Oak Lane, Miami Lakes, FL (Address of principal executive offices)	33016 (Zip Code)
Registrant's telephone number, including area code: (305) 569-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2017 was $3,551,584,938.
The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 26, 2018, was 106,017,421.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2018 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2017

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
Basel Committee	International Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956
BHC	Bank holding company
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CET1	Common Equity Tier 1 capital
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
CRA	Community Reinvestment Act
DIF	Deposit insurance fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EVE	Economic value of equity
Failed Bank	BankUnited, FSB
FAA	Field Attorney's Advice
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product

GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
HAMP	Home Affordable Modification Program
HTM	Held to maturity
IPO	Initial public offering
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
Non-Covered Loans	Loans other than those covered under the Loss Sharing Agreements
NYTLC	New York City Taxi and Limousine Commission
OCI	Other comprehensive income
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
Proxy Statement	Definitive proxy statement for the Company's 2017 annual meeting of stockholders
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
Re-Remics	Resecuritized real estate mortgage investment conduits
RSU	Restricted Share Unit
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VIEs	Variable interest entities
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

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

PART I
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $30.3 billion at December 31, 2017, is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking services to individual and corporate customers through 87 banking centers located in 15 Florida counties and 6 banking centers in the New York metropolitan area. The Bank also provides certain commercial lending and deposit products through national platforms. The Company has built, primarily through organic growth, a premier commercially focused regional bank with a long-term value oriented business model serving primarily small and medium sized businesses. We endeavor to provide, through our experienced lending and relationship banking teams, personalized customer service and offer a full range of traditional banking products and services to both our commercial and retail customers.
The FSB Acquisition and the Loss Sharing Agreements
On May 21, 2009, BankUnited entered into the "Purchase and Assumption Agreement" with the FDIC, Receiver of BankUnited, FSB, and acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of the Failed Bank from the FDIC in the FSB Acquisition.
Concurrently with the FSB Acquisition, the Bank entered into two loss sharing agreements with the FDIC, covering certain legacy assets, including the entire legacy loan portfolio and OREO and certain purchased investment securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans. The Loss Sharing Agreements do not apply to assets acquired, purchased or originated subsequent to the FSB Acquisition. At December 31, 2017, the covered assets, consisting of residential loans and OREO, had an aggregate carrying value of $506 million. The total UPB of the covered assets at December 31, 2017 was $1.1 billion. The carrying value of the related FDIC indemnification asset at December 31, 2017 was $296 million.
The following charts illustrate the percentage of total assets represented by covered assets and the FDIC indemnification asset at December 31, 2017 and 2010, reflecting the change in balance sheet composition over time:
Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold. The Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have received reimbursements of $2.7 billion for claims submitted to the FDIC under the Loss Sharing Agreements as of December 31, 2017.
The Loss Sharing agreements consist of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank's reimbursement for recoveries to the FDIC for ten years from May 21, 2009, or through May 21, 2019, for single family residential and home equity loans and related OREO. The Commercial Shared-Loss Agreement provided for FDIC loss sharing for five years from May 21, 2009, or through May 21, 2014, and for the Bank's reimbursement for recoveries to the FDIC for eight years from May 21, 2009, or through the quarter ended June 30, 2017, for all other covered assets.

Under the terms of the Purchase and Assumption Agreement with the FDIC, the Bank may sell up to 2.5% of the covered loans based on the UPB at the date of the FSB Acquisition, or approximately $280 million, on an annual basis without prior consent of the FDIC. Any losses incurred from such loan sales are covered under the Loss Sharing Agreements. Any loan sale in excess of this annual threshold requires approval from the FDIC to be eligible for loss share coverage. However, if the Bank seeks to sell residential loans in excess of the agreed 2.5% threshold in the nine months prior to the stated termination date of loss share coverage (May 21, 2019) and the FDIC refuses to consent, then the Single Family Shared-Loss Agreement will be extended for two years only with respect to the loans requested to be included in such sales. The Bank will have the right to sell all or any portion of such loans without FDIC consent at any time within the nine months prior to the extended termination date, and any losses incurred will be covered under the Single Family Shared-Loss Agreement. If exercised, this final sale mechanism ensures no residual credit risk in our covered loan portfolio that would otherwise arise from credit losses occurring after the termination date of the Single Family Shared-Loss Agreement.
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
According to estimates from the United States Census Bureau and SNL Financial, from 2014 to 2017, Florida added over 1.2 million new residents, the second most of any U.S. state, and had a total population of 21.1 million and a median household annual income of $53,657 in 2017. The Florida unemployment rate decreased to 3.7% at December 31, 2017. The Case-Shiller home price index for Florida reflected a year over year increase of 6% at September 30, 2017. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the South region reflected a year over year increase of 14% at December 31, 2017. According to a report published in December, 2017 by the University of Central Florida, personal income in Florida is expected to average 4.1% growth from 2017 to 2021 while Florida's Real Gross State Product is forecast to expand at an average annual rate of 3.4% from 2017 to 2021.
We had six banking centers in metropolitan New York at December 31, 2017 serving the Tri-State area. Four banking centers were in Manhattan, one in Long Island and one in Brooklyn. According to SNL Financial, at December 31, 2017, the Tri-State area had approximately $2.0 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The Tri-State area had a total population of 32.3 million and a median household annual income of $70,847 in 2017, while the unemployment rate decreased to 4.3% at December 31, 2017. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the Northeast region reflected a year over year increase of 11% at December 31, 2017.
Through two commercial lending subsidiaries of BankUnited, we engage in equipment, franchise and municipal finance on a national basis. The Bank also originates small business loans through programs sponsored by the SBA and to a lesser extent the USDA and provides mortgage warehouse finance on a national basis. We refer to our commercial lending subsidiaries, our small business finance unit, our mortgage warehouse lending operations and our residential loan purchase program as national platforms. We also offer a suite of commercial deposit and cash management products through a national platform.
Products and Services
Lending and Leasing
General—Our primary lending focus is to serve small and middle-market businesses and their executives with a variety of financial products and services, while maintaining a disciplined credit culture.
We offer a full array of lending products that cater to our customers' needs including small business loans, commercial real estate loans, equipment loans and leases, term loans, formula-based loans, municipal and non-profit loans and leases, commercial lines of credit, residential mortgage warehouse lines of credit, letters of credit and consumer loans. We also purchase performing residential loans through established correspondent channels on a national basis.
We have attracted and invested in experienced lending teams from competing institutions in our Florida, Tri-State and national markets, resulting in significant growth in our non-covered loan portfolio. At December 31, 2017, our loan portfolio included $20.9 billion in non-covered loans, including $16.7 billion in commercial and commercial real estate loans and $4.2 billion in residential and other consumer loans. Continued loan growth in both the Florida and Tri-State markets and across our national lending and leasing platforms is a core component of our current business strategy.

Commercial loans—Our commercial loans, which are generally made to growing small business, middle-market and larger corporate entities, include equipment loans, secured and unsecured lines of credit, formula-based loans, mortgage warehouse lines, letters of credit, SBA product offerings and business acquisition finance credit facilities.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, and, to a limited extent, acquisition, development and construction loan facilities and construction financing. We make commercial real estate loans secured by both owner-occupied and non-owner occupied properties. Construction lending is not a primary area of focus for us; construction and land loans comprised 1.5% of the loan portfolio at December 31, 2017.
National Commercial Lending Platforms—Through the Bank's two commercial lending subsidiaries, we provide municipal, equipment and franchise financing on a national basis. Pinnacle, headquartered in Scottsdale, Arizona, provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures on a national basis including equipment lease purchase agreements and direct (private placement) bond refundings and loan agreements. Bridge offers large corporate and middle market businesses equipment leases and loans including direct finance lease and operating lease structures through its equipment finance division. Bridge offers franchise equipment, acquisition and expansion financing through its franchise division. Bridge is headquartered in Baltimore, Maryland. In 2015, we acquired SBF, enabling us to expand our small business lending platform on a national basis. SBF offers an array of SBA, and to a lesser extent, USDA loan products. We typically sell the government guaranteed portion of the loans SBF originates, and retain the unguaranteed portion in portfolio. We also engage in residential mortgage warehouse lending on a national basis.
Residential mortgages—The non-covered residential loan portfolio is primarily comprised of loans purchased on a national basis through select correspondent channels. This national purchase program allows us to diversify our loan portfolio, both by product type and geographically. Residential loans purchased are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. We do not originate or purchase negatively amortizing or sub-prime residential loans.
Home equity loans and lines of credit are not a significant component of the non-covered loan portfolio.
Consumer loans—We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans. Consumer loans are not a material component of our loan portfolio.
Loan servicing—At December 31, 2017, we serviced residential mortgage loans with a UPB of $2.0 billion. Our mortgage servicing portfolio includes servicing rights acquired in bulk and in flow transactions, as well as retained servicing on residential loans originated and sold into the secondary market prior to the termination of our retail residential mortgage origination channel in 2016. We anticipate growing this business at a moderate pace, depending on market conditions, to take advantage of existing mortgage servicing capacity.
We service SBA loans originated and sold into the secondary market by SBF. We anticipate that this servicing business will expand as SBF continues to originate and sell loans. At December 31, 2017, we serviced $546 million of SBA loans.
The balance of servicing assets was not material to the Company's consolidated financial statements at December 31, 2017.
Credit Policy and Procedures
BankUnited, Inc. and the Bank have established asset oversight committees to administer the loan portfolio and monitor and manage credit risk. These committees include: (i) the Enterprise Risk Management Committee, (ii) the Commercial Loan Committee , (iii) the Credit Risk Management Committee, (iv) the Asset Recovery Committee, (v) the Criticized Asset Committee and (vi) the Residential Credit Risk Management Committee. These committees meet at least quarterly.
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
BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $488 million at December 31, 2017. In-house lending limits at December 31, 2017 ranged from $75 million to $100 million. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.

Deposits
We offer traditional deposit products including checking accounts, money market deposit accounts, treasury management services, savings accounts and certificates of deposit with a variety of terms and rates. We offer commercial and retail deposit products across our primary geographic footprint and certain commercial deposit and treasury management services on a national platform. Our deposits are insured by the FDIC up to statutory limits. Demand deposit balances are concentrated in commercial and small business accounts. Our service fee schedule and rates are competitive with other financial institutions in our markets.
Investment Securities
The primary objectives of our investment policy are to provide liquidity, provide a suitable balance of high credit quality and diversified assets to the consolidated balance sheet, manage interest rate risk exposure, and generate acceptable returns given the Company's established risk parameters.
The investment policy is reviewed annually by our Board of Directors. Overall investment goals are established by our Board, Chief Executive Officer, Chief Financial Officer, and members of the ALCO. The Board has delegated the responsibility of monitoring our investment activities to ALCO. Day-to-day activities pertaining to the investment portfolio are conducted within the Company's Treasury division under the supervision of the Chief Investment Officer and Chief Financial Officer.
Risk Management and Oversight
Our Board of Directors oversees our risk management process, including the company-wide approach to risk management, carried out by our management. Our Board approves the Company's business plan, risk appetite statement and the policies that set standards for the nature and level of risk the Company is willing to assume. The Board and its established committees receive reports on the Company's management of critical risks and the effectiveness of risk management systems. While our full Board maintains the ultimate oversight responsibility for the risk management process, its committees, including the audit committee, the risk committee, the compensation committee and the nominating and corporate governance committee, oversee risk in certain specified areas.
Our Board has assigned responsibility to our Chief Risk Officer for maintaining a risk management framework to identify, manage, monitor and mitigate risks to the achievement of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board approved policies. We have invested significant resources to establish a robust enterprise-wide risk management framework to support the planned growth of our Company. Our framework is consistent with common industry practices and regulatory guidance and is appropriate to our size, growth trajectory and the complexity of our business activities. Significant elements include a Risk Appetite Statement and risk metrics approved by the Board, ongoing identification and assessments of risk, executive management level risk committees to oversee compliance with the Board approved risk policies and adherence to risk limits, and ongoing testing and reporting by independent internal audit, credit review, and regulatory compliance groups. Executive level oversight of the risk management framework is provided by the Enterprise Risk Management Committee which is chaired by the Chief Risk Officer and attended by the senior executives of the Company. Reporting to the Enterprise Risk Management Committee are sub-committees dedicated to guiding and overseeing management of critical categories of risk, including the Credit Risk Management, Asset/Liability, Compliance Risk Management, Operational Risk Management, Corporate Disclosure, Enterprise Data, Ethics, BSA/AML, and Loss Share Compliance committees.
Marketing and Distribution
We conduct our banking business through 87 banking centers located in 15 Florida counties as well as 6 banking centers in the New York metropolitan area as of December 31, 2017. Our distribution network also includes 89 ATMs, fully integrated on-line banking, mobile banking and a telephone banking service. We target growing companies and commercial and middle-market businesses, as well as individual consumers.
In order to market our products, we use local television, radio, digital, print and direct mail advertising as well as a variety of promotional activities.
Competition
Our markets are highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state, national and international financial institutions located in our market areas as well as savings associations, savings banks and credit unions for deposits and loans. In addition, we compete with financial intermediaries such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include Bank of America, BB&T, JPMorgan Chase, PNC, Regions Bank SunTrust Banks, TD Bank and Wells Fargo and a number of community banks. In the Tri-State market, we also compete with, in addition to the national and international financial institutions listed, Capital One, Signature Bank, New York Community Bank, Valley National Bank, M&T Bank and numerous community banks.
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
Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities and establish capital requirements with which we must comply. The regulatory framework is intended primarily for the protection of depositors, borrowers, customers and clients, the FDIC insurance funds and the banking system as a whole, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business. Although the current U.S. presidential administration has expressed support for regulatory reform, it is unclear what impact, if any, this will have on the laws, regulations and policies affecting the supervision of banking organizations.
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
The Federal Reserve Board has established risk-based and leverage capital guidelines for BHCs, including BankUnited, Inc. The OCC has established substantially similar risk-based and leverage capital guidelines applicable to national banks, including BankUnited. BankUnited, Inc. and BankUnited are subject to capital rules implemented under the framework promulgated by the International Basel Committee on Banking Supervision (the "Basel III Capital Rules"). While some provisions of the rules are tailored to larger institutions, the Basel III Capital Rules generally apply to all U.S. banking organizations, including BankUnited, Inc. and BankUnited.
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
Company-Run Stress Testing
Under Section 165(i) of the Dodd-Frank Act and the stress testing rules of the Federal Reserve Board and OCC, each BHC and national bank with more than $10 billion and less than $50 billion in total consolidated assets must annually conduct a company-run stress test to estimate the potential impact of three scenarios provided by the agencies on its regulatory capital ratios and certain other financial metrics. BankUnited, Inc. and the Bank are required to publicly disclose a summary of the results of these forward looking, company-run stress tests that assesses the impact of hypothetical macroeconomic baseline, adverse and severely adverse economic scenarios. In 2018, BankUnited, Inc. and the Bank will submit the results of their company-run stress test to the Federal Reserve Board and OCC by July 31 and will publish a public summary of the results between October 15 and October 30.

Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2017, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2017, BankUnited, Inc. and BankUnited were well capitalized.
Source of strength
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
The Volcker Rule
The Volcker Rule generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "covered funds."
Although the rule provides for some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including BankUnited, Inc. and BankUnited. Banking entities with total assets of $10 billion or more that engage in activities subject to the Volcker Rule are required to establish a six-element compliance program to address the prohibitions of, and exemptions from, the Volcker Rule.
Corporate governance
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
Interchange Fees
The Dodd-Frank Act gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction.
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
Additionally. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF. The Dodd-Frank Act changed the way an insured depository institution's deposit insurance premiums are calculated and increased the minimum for the DIF reserve ratio from 1.15% to 1.35%. The Dodd-Frank Act also made banks with $10 billion or more in total assets responsible for the increase. Effective in the third quarter of 2016, regular assessment rates for all banks were reduced; however, banks with total assets of $10 billion or more began paying an assessment surcharge equal to 4.5 cents per $100 of their assessment base in excess of $10 billion. The surcharge will continue until such time the DIF reserve ratio exceeds 1.35%. Future changes to our risk classification or to the method for calculating premiums generally may impact assessment rates, which could impact the profitability of our operations.

Depositor Preference
The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. Insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including BankUnited, Inc., with respect to any extensions of credit they have made to such insured depository institution.
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
CFPB
The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, such as BankUnited, Inc. and the Bank, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.
The Community Reinvestment Act
The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating.
The CRA requires bank regulators to take into account the bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. If BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Following its most recent CRA examination in September 2015, BankUnited received an overall rating of "Satisfactory."
Employees
At December 31, 2017, we employed 1,698 full-time employees and 65 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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
As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans, if any, may be insufficient to ensure repayment. Credit losses are inherent in the business of making loans. We are also subject to credit risk that is embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly if economic or market conditions deteriorate. It is difficult to determine the many ways in which a decline in economic or market conditions may impact the credit quality of our assets. The Single Family Shared-Loss Agreement only covers a small percentage of assets, and credit losses on assets not covered by the Single Family Shared-Loss Agreement could have a material adverse effect on our operating results.
Our allowance for loan and lease losses may not be adequate to cover actual credit losses.
We maintain an allowance for loan and lease losses ("ALLL") that represents management's estimate of probable incurred losses inherent in our credit portfolio. This estimate requires management to make significant assumptions and involves a high degree of judgment, which is inherently subjective, particularly as our non-covered loan portfolio has not yet developed an observable loss trend through a full credit cycle. Management considers numerous factors in determining the amount of the ALLL, including, but not limited to, historical loss severities and net charge-off rates of BankUnited and other comparable financial institutions, internal risk ratings, loss forecasts, collateral values, delinquency rates, the level of non-performing, criticized, classified and restructured loans in the portfolio, product mix, underwriting and credit administration policies and practices, portfolio trends, concentrations, industry conditions, economic trends and other factors considered by management to have an impact on the ability of borrowers to repay their loans.
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
The FASB has recently issued an ASU that will result in a significant change in how we and other financial institutions recognize credit losses and may have a material impact on our financial condition and results of operations or on the industry more broadly.

In June 2016, the FASB issued an ASU, "Financial Instruments- Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The adoption of the CECL model may materially affect how we determine our ALLL and could require us to significantly increase our ALLL, resulting in an adverse impact to our financial condition, regulatory capital levels and results of operations. Moreover, the CECL model may create more volatility in the level of our ALLL. We are not yet able to reasonably estimate the impact that adoption of the CECL model will have on our financial condition, regulatory capital levels or results of operations. The ASU will be effective for us for fiscal years beginning after December 15, 2019.

Additionally, uncertainty exists around whether adoption of the CECL model by the financial services industry more broadly will have an impact on loan demand, how loan products are structured, the availability and pricing of credit in the markets or regulatory capital levels for the industry.
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
We have a portfolio of loans secured by taxi medallions, substantially all of which are in New York City. The introduction of application-based mobile ride-hailing services, such as Uber, has caused a more competitive landscape for these services, resulting in reduced ridership and utilization of taxis and a reduction in the pool of drivers willing to drive taxis. Consequently, the reduced income generated from the operation of taxi medallions has caused significant declines in the market value of medallions, increased defaults on loans secured by taxi medallions and an increase in TDRs, due to borrowers' inability to repay these loans at maturity. Management has provided for estimated losses incurred through December 31, 2017; however, further declines in demand for taxi services or further deterioration in the value of medallions may result in higher delinquencies, additional TDRs and losses beyond that provided for in the ALLL.
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
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. The recent persistent low level of market interest rates, flattening of the yield curve and narrow spreads has limited our ability to add higher yielding assets to the balance sheet. If this prolonged period of low rates continues beyond current forecasts, interest rates increase more slowly than expected, the yield curve flattens or inverts, or a negative interest rate environment emerges in the United States, downward pressure on our net interest margin may be exacerbated, negatively impacting our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. When interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios. Competitive conditions may also impact the interest rates we are able to earn on new loans or are required to pay on deposits, negatively impacting both our ability to grow deposits and interest earning assets and our net interest income.
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
We may not be successful in executing our fundamental business strategy.
Organic growth and diversification of our business are essential components of our business strategy. Commercial and consumer banking, for both loan and deposit products, in our primary markets is highly competitive. Our ability to achieve organic growth is also dependent on economic conditions in our primary markets. There is no guarantee that we will be able to successfully or profitably execute our organic growth strategy.
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
Lastly, growth, whether organic or through acquisition is dependent on the availability of capital and funding. Our ability to raise capital through the sale of stock or debt securities may be affected by market conditions, economic conditions or regulatory changes. There is no assurance that sufficient capital or funding will be available in the future, upon acceptable terms or at all.

Risks related to our Single Family Shared-Loss Agreement with the FDIC may result in significant losses.
A significant portion of BankUnited's revenue continues to be derived from the covered assets. The Single Family Shared-Loss Agreement with the FDIC provides that a significant portion of losses related to the covered assets will be borne by the FDIC. Under the Single Family Shared-Loss Agreement, we are obligated to comply with certain loan servicing standards, including requirements to participate in loan modification programs. A failure to comply with these standards or other provisions of the Single Family Shared-Loss Agreement could result in covered assets losing some or all of their coverage. BankUnited's compliance with the terms of the Single Family Shared-Loss Agreement is subject to audit by the FDIC through its designated agent. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets losing their loss sharing coverage. See "Item 1. Business—The FSB Acquisition."
As discussed in “Item 1. Business - The FSB Acquisition”, the Single Family Shared-Loss Agreement is scheduled to terminate as soon as May 2019. At the time of termination, certain aspects of our exit from the Single Family Shared-Loss Agreement will be subject to agreement with the FDIC, which may be beyond our control. Commensurate with the termination of the Single Family Shared-Loss Agreement, we may sell all or a portion of the remaining covered assets and revenue generated from such covered assets is expected to cease. Our business, financial condition and results of operations following termination of the Single Family Shared-Loss Agreement and the resolution of the related covered assets will be more dependent on our ability to execute on our underlying business strategy.
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
The effects of adverse weather events such as Hurricanes Irma and Harvey or other natural or man-made disasters may negatively affect our geographic markets or disrupt our operations, which could have an adverse impact on our results of operations.
Our geographic markets in Florida and other coastal areas are susceptible to severe weather, including hurricanes, flooding and damaging winds. A significant portion of our loans are to borrowers whose businesses are located in or secured by properties located in the state of Florida, which was impacted by Hurricane Irma in September 2017. In addition, the Bank has a limited number of customers and collateral properties located in areas of Texas that were impacted by Hurricane Harvey in August 2017.
Weather events such as Hurricanes Irma and Harvey, or other natural or man-made disasters or terrorist activities, can disrupt our operations, result in damage to our facilities and negatively affect the local economies in which we operate. These events may lead to a decline in loan originations, reduce or destroy the value of collateral for our loans, particularly real estate, negatively impact the business operations of our customers, and cause an increase in delinquencies, foreclosures and loan losses. These events may also lead to a decline in regional economic conditions and prospects in certain circumstances. Our business or results of operations may be adversely impacted by these and other negative effects of such events.
Although we currently believe that Hurricanes Harvey and Irma did not materially impact the ability of the substantial majority of our borrowers to repay their loans, it is premature to conclude with certainty as to the ultimate impact of these hurricanes on our level of loan losses, our business or the results of our operations.
The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries casualty and business interruption insurance. These policies could partially mitigate losses that the Bank may sustain due to the effects of these hurricanes or other natural or man-made disasters that may occur in the future; however, the timing and amount of any proceeds that we may recover from insurance policies is uncertain and may not be sufficient to adequately compensate us for losses that we experience due to these hurricanes and other natural or man-made disasters.
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
We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships could be difficult to replicate. The composition of our senior management team and our other key personnel may change over time. Although our President and Chief Executive Officer has entered into an employment agreement with us, he may not complete the term of his employment agreement or renew it upon expiration. Other members of our senior management team are not subject to employment agreements. Our success also depends on the experience of other key personnel and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

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
The inability of BankUnited, Inc. to receive dividends from its subsidiary bank could have a material adverse effect on the ability of BankUnited, Inc. to make payments on its debt, pay cash dividends to its shareholders or execute share repurchases.
BankUnited, Inc. is a separate and distinct legal entity from the Bank, and a substantial portion of its revenue consists of dividends from the Bank. These dividends are the primary funding source for the dividends paid by BankUnited, Inc. on its common stock and the interest and principal payments on its debt. In addition, any stock repurchases made by BankUnited, Inc., including under the share repurchase program announced in January 2018, may depend in whole or in part upon dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s depositors and other creditors. If the Bank is unable to pay dividends, BankUnited, Inc. might not be able to service its debt, pay its obligations, pay dividends on its common stock or make share repurchases.
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
Tax refunds relating to the discrete income tax benefit recognized by the Company in the fourth quarter of 2017 have not yet been finalized by applicable taxing authorities and the Company cannot provide assurances as to when or if they will be received.
During the fourth quarter of 2017, the Company recognized a discrete income tax benefit of $327.9 million related to a matter that arose during an ongoing audit of the Company's 2013 federal income tax return. The discrete income tax benefit recognized includes expected refunds of federal income tax of $295 million, as well as estimated interest on the federal refund and estimated refunds from certain state and local taxing jurisdictions. Although the Company expects to receive the federal tax refund following completion of the audit and has concluded that the requirements for accounting recognition of the benefit have been met, the Company cannot provide assurances as to when or if it will ultimately receive the refund (or the related state and local refunds) because the IRS has not yet finalized its entire internal process, or provided the Company with a notice of proposed adjustment or revenue agent report and the refund claims are subject to review by the Joint Committee on Taxation. The Company is continuing to evaluate whether it has claims in other state jurisdictions and whether it may have any claims for federal or state income taxes relating to tax years prior to 2012. The Company cannot provide assurances as to when or to what extent it may have any claims relating to such other state and local taxing jurisdictions or in respect of prior tax years. Any delays or failures to receive the federal income tax refund or related refunds from state and local taxing jurisdictions could have an adverse effect on our financial condition or operating results.
Changes in taxes and other assessments may adversely affect us.
The legislatures and taxing authorities in the tax jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. For example, the Tax Cuts and Jobs Act was enacted in December 2017. This legislation made significant changes to the U.S. Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. The effects of these changes and any other changes that result from such interpretations and implementing regulations or enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business.
Tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution is reached. In establishing a provision for income tax expense, filing returns and establishing the value of deferred tax assets and liabilities for purposes of its financial statements, the Company must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates and assumptions the Company uses in establishing provisions, preparing its tax returns or establishing the value of deferred tax assets and liabilities for purposes of its financial statements are subsequently found to be incorrect, there could be a material effect on our results of operations.
Operational Risks
We are subject to a variety of operational, legal and compliance risks, including the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.
We are exposed to many types of operational risks, including legal and compliance risk, the risk of fraud or theft by employees or outsiders and operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled technology. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.

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

In addition, we interact with and rely on financial counterparties for whom we process transactions and who process transactions for us and rely on other third parties, as noted above. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above. The cyber security measures that they maintain to mitigate the risk of such activity may be different from our own, and in many cases we do not have any control over the types of security measures they may choose to implement. We may also incur costs as a result of data or security breaches of third parties with whom we do not have a significant direct relationship. As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us.
We have taken measures to implement safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. We have a comprehensive set of information security policies and protocols and a dedicated information security division that reports to the Chief Risk Officer, with oversight by the Risk Committee of the Board of Directors. The Risk Committee receives regular reporting related to information security risks and the monitoring and management of those risks.
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
Our ability to originate new business and maintain existing customer relationships is highly dependent upon customer and other external perceptions of our business practices. Adverse perceptions regarding our business practices could damage our reputation in the customer, funding and capital markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, employee relations, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Adverse developments with respect to external perceptions regarding the practices of our competitors, or our industry as a whole, or the general economic climate may also adversely impact our reputation. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. In addition, adverse reputational impacts on third parties with whom we have important relationships may adversely impact our reputation. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions.
Risks Relating to the Regulation of Our Industry
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations, see Item 1 "Business—Regulation and Supervision." The Dodd-Frank Act, which imposes significant regulatory and compliance requirements on financial institutions, is an example of this type of federal regulation. Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to BankUnited, Inc., restrict the ability of institutions to guarantee our debt, and impose specific accounting requirements on us. Banking regulators may also from time to time focus on issues that may impact the pace of growth of our business and operations, such as commercial real estate lending concentrations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal banking agencies, including the OCC and Federal Reserve Board, periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our results of operations and capital base.
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
Under the Dodd-Frank Act, the Company is required to annually conduct a company-run stress test to estimate the potential impact of three macroeconomic scenarios provided by the Federal Reserve on our regulatory capital ratios and certain other financial metrics. The Company is required to publicly disclose a summary of the results of these forward looking, company-run stress tests that assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse economic scenarios provided by the Federal Reserve Board. The stress testing and capital planning processes may, among other things, require us to limit any dividend or other capital distributions we may make to stockholders or increase our capital levels, modify our business and growth strategies or decrease our exposure to various asset classes, any of which could have a material adverse effect on our financial condition or results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2017, BankUnited leased 139,572 square feet of office and operations space in Miami Lakes, Florida. This space includes our principal executive offices and operations center. At December 31, 2017, we provided banking services at 87 banking center locations in 15 Florida counties. Of the 87 banking center properties, we leased 286,643 square feet in 83 locations and owned 20,347 square feet in four locations. Additionally, we leased 39,243 square feet of office space, of which 11,227 square feet is vacant, and 5,580 square feet of warehouse space.
At December 31, 2017, BankUnited leased 25,306 square feet of banking services space in New York City at five locations and 2,000 square feet of banking services space in Melville, New York at one location. We also leased 84,419 square feet of office space in New York in 10 locations, of which 10,048 square feet have been subleased.
At December 31, 2017, we leased 10,619 square feet of office and operations space in Baltimore, Maryland to house Bridge and 5,572 square feet of office and operations space in Scottsdale, Arizona to house Pinnacle. We also leased 7,964 square feet of office and operations space in various states used by SBF.
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
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 26, 2018 was $41.21 per share.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2017		2016
	High	Low	High	Low
1st Quarter	$41.00	$34.35	$35.94	$29.72
2nd Quarter	$37.80	$32.33	$36.28	$27.85
3rd Quarter	$36.14	$30.37	$33.06	$28.64
4th Quarter	$41.64	$32.34	$38.47	$28.13
As of February 26, 2018, there were 551 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2018 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.21 per share on its common stock for each of the four quarters of 2017 and 2016 resulting in total dividends for 2017 and 2016 of $92.2 million and $90.0 million, respectively, or $0.84 per common share for each of the years ended December 31, 2017 and 2016. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

The accompanying notes are an integral part of these consolidated financial statements.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2012 and December 31, 2017, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
BankUnited, Inc.	100.00	137.80	125.32	158.85	170.46	188.66
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Bank	100.00	135.72	156.78	158.10	196.54	240.87
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

	At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$194,582	$448,313	$267,500	$187,517	$252,749
Investment securities available for sale, at fair value	6,680,832	6,073,584	4,859,539	4,585,694	3,637,124
Loans, net	21,271,709	19,242,441	16,510,775	12,319,227	8,983,884
FDIC indemnification asset	295,635	515,933	739,880	974,704	1,205,117
Equipment under operating lease, net	599,502	539,914	483,518	314,558	196,483
Total assets	30,346,986	27,880,151	23,883,467	19,210,529	15,046,649
Deposits	21,878,479	19,490,890	16,938,501	13,511,755	10,532,428
Federal Home Loan Bank advances	4,771,000	5,239,348	4,008,464	3,307,932	2,412,050
Notes and other borrowings	402,830	402,809	402,545	10,627	2,263
Total liabilities	27,320,924	25,461,722	21,639,569	17,157,995	13,117,951
Total stockholder's equity	3,026,062	2,418,429	2,243,898	2,052,534	1,928,698
Covered assets	505,722	616,600	813,525	1,053,317	1,730,182

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$1,204,461	$1,059,217	$880,816	$783,744	$738,821
Interest expense	254,189	188,832	135,164	106,651	92,611
Net interest income	950,272	870,385	745,652	677,093	646,210
Provision for loan losses	68,747	50,911	44,311	41,505	31,964
Net interest income after provision for loan losses	881,525	819,474	701,341	635,588	614,246
Non-interest income	157,904	106,417	102,224	84,165	68,049
Non-interest expense	634,968	590,447	506,672	426,503	364,293
Income before income taxes	404,461	335,444	296,893	293,250	318,002
Provision (benefit) for income taxes (1)	(209,812)	109,703	45,233	89,035	109,066
Net income	$614,273	$225,741	$251,660	$204,215	$208,936
Share Data:
Earnings per common share, basic	$5.60	$2.11	$2.37	$1.95	$2.03
Earnings per common share, diluted	$5.58	$2.09	$2.35	$1.95	$2.01
Cash dividends declared per common share	$0.84	$0.84	$0.84	$0.84	$0.84
Dividend payout ratio	14.99%	39.85%	35.75%	43.06%	41.73%

	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Other Data (unaudited):
Financial ratios
Return on average assets	2.13%	0.87%	1.18%	1.21%	1.55%
Return on average common equity	23.36%	9.64%	11.62%	10.13%	11.16%
Yield on earning assets (2)	4.58%	4.51%	4.64%	5.33%	6.54%
Cost of interest bearing liabilities	1.12%	0.93%	0.84%	0.87%	0.94%
Tangible common equity to total assets	9.72%	8.39%	9.07%	10.33%	12.36%
Interest rate spread (2)	3.46%	3.58%	3.80%	4.46%	5.60%
Net interest margin (2)	3.65%	3.73%	3.94%	4.61%	5.73%
Loan to deposit ratio (3)	98.04%	99.72%	98.50%	91.89%	85.96%
Tangible book value per common share	$27.59	$22.47	$20.90	$19.52	$18.41
Asset quality ratios
Non-performing loans to total loans (3) (4)	0.81%	0.70%	0.44%	0.32%	0.39%
Non-performing assets to total assets (5)	0.61%	0.53%	0.35%	0.28%	0.51%
Non-performing non-covered assets to total assets (5) (6)	0.60%	0.51%	0.26%	0.17%	0.16%
ALLL to total loans	0.68%	0.79%	0.76%	0.77%	0.77%
ALLL to non-performing loans (4)	83.53%	112.55%	172.23%	239.24%	195.52%
Non-covered ALLL to non-covered non-performing loans (4)	84.03%	113.68%	199.82%	275.47%	246.73%
Net charge-offs to average loans	0.38%	0.13%	0.10%	0.15%	0.31%
Non-covered net charge-offs to average non-covered loans	0.38%	0.13%	0.09%	0.08%	0.34%

	At December 31,
	2017	2016	2015	2014	2013
Capital ratios
Tier 1 leverage	9.72%	8.41%	9.35%	10.70%	12.42%
CET1 risk-based capital	13.11%	11.63%	12.58%	N/A	N/A
Tier 1 risk-based capital	13.11%	11.63%	12.58%	15.45%	21.06%
Total risk-based capital	13.78%	12.45%	13.36%	16.27%	21.93%

(1)	Includes discrete income tax benefits of $327.9 million and $49.3 million recognized during the years ended December 31, 2017 and 2015, respectively.

(2)	On a tax-equivalent basis, at a federal income tax rate of 35%.

(3)	Total loans include premiums, discounts, deferred fees and costs and loans held for sale.

(4)
We define non-performing loans to include non-accrual loans, and loans, other than ACI loans, that are past due 90 days or more and still accruing. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans. Effective January 1, 2016, we are no longer reporting accruing TDRs as non-performing.

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
Performance highlights include:

•
Net income for the year ended December 31, 2017 was $614.3 million, or $5.58 per diluted share, compared to $225.7 million, or $2.09 per diluted share, for the year ended December 31, 2016. Earnings for the year ended December 31, 2017 generated a return on average stockholders' equity of 23.36% and a return on average assets of 2.13%.

•
The Company recognized a discrete income tax benefit of $327.9 million during the year ended December 31, 2017, inclusive of an expected federal benefit of $295.0 million, estimated state benefits of $24.2 million and estimated interest of $8.7 million. Excluding the effect of this discrete income tax benefit and related professional fees, net income for the year ended December 31, 2017 was $291.3 million, diluted earnings per share was $2.65, return on average stockholders' equity was 11.08% and return on average assets was 1.01%.

•
Net interest income for the year ended December 31, 2017 was $950.3 million, an increase of $79.9 million over the prior year. The net interest margin, calculated on a tax-equivalent basis, was 3.65% for the year ended December 31, 2017 compared to 3.73% for the year ended December 31, 2016. Significant factors contributing to the decline in the net interest margin included the continued run-off of high-yielding covered loans, the growth of non-covered loans and investment securities at yields lower than the yield on total earning assets and an increase in the cost of interest bearing liabilities.

The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2017 and 2016 (on a tax equivalent basis):

•
Non-covered loans and leases, including equipment under operating lease, grew by $2.2 billion to $21.5 billion for the year ended December 31, 2017. During the year ended December 31, 2017, non-covered commercial loans grew by $1.4 billion; equipment under operating lease grew by $60 million; and non-covered residential and other consumer loans grew by $700 million. The Florida region and our national platforms contributed $1.0 billion and $1.2 billion, respectively, to non-covered loan and lease growth for the year ended December 31, 2017, while the New York region remained relatively flat. The following charts compare the composition of our loan and lease portfolio by portfolio segment and of our non-covered loan and lease portfolio by region at December 31, 2017 and 2016:

2017
2016
2.3%
19.6%
9.4%
37.4%
19.3%
12.0%
3.1%
17.5%
8.7%
39.5%
17.0%
14.2%
Covered loans
Non-covered residential and other consumer
Non-covered owner occupied commercial real estate
Non-covered non-owner occupied commercial real estate (1)
Non-covered commercial and industrial
Non-covered commercial lending subsidiaries (2)

2017
2016
35.1%
29.3%
35.6%
33.8%
33.0%
33.2%
Florida
New York
National Platform (2)

(1)	Commercial real estate loans include multifamily, non-owner occupied commercial real estate and construction and land loans.

(2)	Includes equipment under operating leases.

•
Asset quality remained strong. At December 31, 2017, 96.8% of the commercial loan portfolio was rated "pass" and substantially the entire non-covered residential portfolio was current. The ratio of non-performing, non-covered loans to total non-covered loans was 0.82% and the ratio of non-performing, non-covered assets to total assets was 0.60% at December 31, 2017. Non-performing taxi medallion loans comprised 0.51% of total non-covered loans and 0.35% of total assets at December 31, 2017. A comparison of our non-covered, nonperforming assets ratio to that of our peers at December 31, 2017, 2016 and 2015 is presented in the chart below:

•
Total deposits increased by $2.4 billion for the year ended December 31, 2017 to $21.9 billion. The average cost of total deposits increased to 0.83% for the year ended December 31, 2017 from 0.66% for 2016. The following charts illustrate the composition of deposits at December 31, 2017 and 2016:

Book value per common share grew to $28.32 at December 31, 2017, a 22.0% increase from December 31, 2016. Tangible book value per common share increased by 22.8% over the same period, to $27.59 at December 31, 2017. These increases were impacted by the discrete income tax benefit recognized in the year ended December 31, 2017.

•
The Company’s and the Bank's capital ratios exceeded all regulatory “well capitalized” guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines as of December 31, 2017 and 2016:

BankUnited, Inc:
BankUnited, N.A.:
Strategic Priorities
Management has identified the following strategic priorities for our Company:

•	Our strategic focus emphasizes safety and soundness, long-term profitability and sustainable balance sheet growth.

•
Growth in core deposit relationships, further optimization of our deposit mix and management of the cost of funds, while targeting a loan to deposit ratio of under 100%. We anticipate deposit growth exceeding loan growth for 2018.

•
Continued organic loan growth in Florida and the Tri-State markets, both of which we believe to be attractive banking markets, as well as across our national lending platforms. We seek to maintain a loan portfolio diversified across geographies and product classes, predicated on a culture of disciplined credit underwriting.

•	Focus on a scalable and efficient operating model.

•	We will opportunistically evaluate potential strategic acquisitions of financial institutions and complementary businesses.
Challenges confronting our Company include:

•	Competitive market conditions for both loans and deposits in our primary geographic footprint may impact our ability to execute our balance sheet growth and profitability strategy.

•	Managing the cost of funds while growing deposits in a competitive, rising interest rate environment presents a strategic challenge.

•	Adding interest earning assets to the balance sheet at current market rates as higher yielding covered loans run off is likely to continue to put pressure on our net interest margin.

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

Accounting for Acquired Loans and the FDIC Indemnification Asset
A significant portion of the covered loans are residential ACI Loans. The accounting for ACI loans requires the Company to estimate the timing and amount of cash flows to be collected from these loans and to continually update estimates of the cash flows expected to be collected over the lives of the loans. Similarly, the accounting for the FDIC indemnification asset requires the Company to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. Estimated cash flows impact the rate of accretion on covered loans and the rate of amortization on the FDIC indemnification asset as well as the amount of any ALLL to be established related to the covered loans. These cash flow estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to their amount and timing.
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
We monitor the pools quarterly by updating our expected cash flows to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, the timing and amount of loan sales and related pricing, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values. Changes in these assumptions could have a potentially material impact on the amount of the ALLL related to the covered loans as well as on the rate of accretion on these loans and the corresponding rate of amortization of the FDIC indemnification asset. Prepayment, delinquency, default curves and loss severity used to forecast pool cash flows are derived from roll rates generated from the historical performance of the ACI residential loan portfolio observed over the immediately preceding four quarters, or the immediately preceding twelve quarters as it relates to loss severity from loan sales.
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
Net interest income is also impacted by the accounting for ACI loans acquired in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans is expected to continue to positively impact net interest income, the net interest margin and interest rate spread until termination of the Single Family Shared-Loss Agreement, although the magnitude of the positive impact on the net interest margin and interest rate spread is expected to decline as ACI loans comprise a declining percentage of total loans. The proportion of total loans represented by ACI loans is declining as the ACI loans are resolved and new loans are added to the portfolio. ACI loans represented 2.4%, 3.0% and 4.6% of total loans, including premiums, discounts and deferred fees and costs, at December 31, 2017, 2016 and 2015, respectively.
The impact of ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

The following table presents, for the years ended December 31, 2017, 2016 and 2015, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 35.0% (dollars in thousands):

	2017			2016			2015
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
Assets:
Interest earning assets:
Non-covered loans	$19,478,071	$730,701	3.75%	$17,282,886	$617,863	3.58%	$13,339,708	$478,072	3.58%
Covered loans	544,279	300,540	55.22%	721,268	301,614	41.82%	923,909	291,717	31.57%
Total loans	20,022,350	1,031,241	5.15%	18,004,154	919,477	5.11%	14,263,617	769,789	5.40%
Investment securities (2)	6,658,145	201,363	3.02%	5,691,617	161,385	2.84%	4,672,032	121,221	2.59%
Other interest earning assets	543,338	14,292	2.63%	541,816	12,204	2.25%	481,716	10,098	2.10%
Total interest earning assets	27,223,833	1,246,896	4.58%	24,237,587	1,093,066	4.51%	19,417,365	901,108	4.64%
Allowance for loan and lease losses	(156,471)			(139,469)			(108,875)
Non-interest earning assets	1,758,032			1,923,298			1,985,421
Total assets	$28,825,394			$26,021,416			$21,293,911
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,586,390	12,873	0.81%	$1,382,717	8,343	0.60%	$1,169,921	$5,782	0.49%
Savings and money market deposits	9,730,101	80,397	0.83%	8,361,652	51,774	0.62%	6,849,366	37,744	0.55%
Time deposits	6,094,336	77,663	1.27%	5,326,630	59,656	1.12%	4,305,857	47,625	1.11%
Total interest bearing deposits	17,410,827	170,933	0.98%	15,070,999	119,773	0.79%	12,325,144	91,151	0.74%
FHLB advances	4,869,690	61,997	1.27%	4,801,406	47,773	0.99%	3,706,288	40,328	1.09%
Notes and other borrowings	402,921	21,259	5.28%	403,197	21,287	5.28%	58,791	3,685	6.27%
Total interest bearing liabilities	22,683,438	254,189	1.12%	20,275,602	188,833	0.93%	16,090,223	135,164	0.84%
Non-interest bearing demand deposits	3,069,565			2,968,192			2,732,654
Other non-interest bearing liabilities	443,019			435,645			305,519
Total liabilities	26,196,022			23,679,439			19,128,396
Stockholders' equity	2,629,372			2,341,977			2,165,515
Total liabilities and stockholders' equity	$28,825,394			$26,021,416			$21,293,911
Net interest income		$992,707			$904,233			$765,944
Interest rate spread			3.46%			3.58%			3.80%
Net interest margin			3.65%			3.73%			3.94%

(1)
On a tax-equivalent basis. The tax-equivalent adjustment for tax-exempt loans was $29.4 million, $23.3 million and $15.9 million, and the tax-equivalent adjustment for tax-exempt investment securities was $13.1 million, $10.5 million and $4.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(2)	At fair value except for securities held to maturity.
The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017, reducing the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. Had this reduction in the federal income tax rate been applied in the determination of the tax-equivalent adjustments above for the year ended December 31, 2017, the yield on non-covered loans and total loans would have been reduced by 0.07%, the yield on investment securities would have been reduced by 0.09% and the yield on total interest earning assets, the interest rate spread and the net interest margin would each have been reduced by 0.08%.

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

	2017 Compared to 2016			2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase
Interest Income Attributable to:
Loans	$104,562	$7,202	$111,764	$191,052	$(41,364)	$149,688
Investment securities	29,733	10,245	39,978	28,484	11,680	40,164
Other interest earning assets	29	2,059	2,088	1,383	723	2,106
Total interest income	134,324	19,506	153,830	220,919	(28,961)	191,958
Interest Expense Attributable to:
Interest bearing demand deposits	1,626	2,904	4,530	1,274	1,287	2,561
Savings and money market deposits	11,064	17,559	28,623	9,235	4,795	14,030
Time deposits	10,017	7,990	18,007	11,600	431	12,031
Total interest bearing deposits	22,707	28,453	51,160	22,109	6,513	28,622
FHLB advances	779	13,444	14,223	11,151	(3,706)	7,445
Notes and other borrowings	(28)	—	(28)	18,184	(582)	17,602
Total interest expense	23,458	41,897	65,355	51,444	2,225	53,669
Increase (decrease) in net interest income	$110,866	$(22,391)	$88,475	$169,475	$(31,186)	$138,289
Year ended December 31, 2017 compared to year ended December 31, 2016
Net interest income, calculated on a tax-equivalent basis, was $992.7 million for the year ended December 31, 2017 compared to $904.2 million for the year ended December 31, 2016, an increase of $88.5 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $153.8 million, offset by an increase in interest expense of $65.4 million.
The increase in tax-equivalent interest income was comprised primarily of a $111.8 million increase in interest income from loans and a $40.0 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $2.0 billion increase in the average balance and a 0.04% increase in the tax-equivalent yield to 5.15% for the year ended December 31, 2017 from 5.11% for the year ended December 31, 2016. Offsetting factors contributing to the increase in the yield on loans included:

•
The tax-equivalent yield on non-covered loans increased to 3.75% for the year ended December 31, 2017 from 3.58% for the year ended December 31, 2016. The most significant factor contributing to the increased yield on non-covered loans was increases in market interest rates.

•
Interest income on covered loans totaled $300.5 million and $301.6 million for the year ended December 31, 2017 and 2016, respectively. The tax-equivalent yield on those loans increased to 55.22% for the year ended December 31, 2017 from 41.82% for the year ended December 31, 2016, reflecting improvements in expected cash flows for ACI loans, as well as an increase in higher-yielding pools as a percent of total covered loans. The increase in yield largely offset the impact of the decline in the average balance of covered loans outstanding.

•
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was largely offset by the continued increase in lower-yielding non-covered loans as a percentage of the portfolio. Non-covered loans represented 97.3% of the average balance of loans outstanding for the year ended December 31, 2017 compared to 96.0% for the year ended December 31, 2016.

The average balance of investment securities increased by $1.0 billion for the year ended December 31, 2017 from the year ended December 31, 2016 while the tax-equivalent yield increased to 3.02% from 2.84%. The increase in tax-equivalent yield primarily reflects resetting of coupon rates on floating-rate securities. The tax-equivalent yield was reduced by 5 basis points in 2017 as a result of a retrospective adjustment to the amortization of premiums on SBA securities.
The components of the increase in interest expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 were a $51.2 million increase in interest expense on deposits and a $14.2 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $2.3 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.19% to 0.98% for the year ended December 31, 2017 from 0.79% for the year ended December 31, 2016. These cost increases were generally driven by the growth of deposits in competitive markets and a rising short-term interest rate environment.
The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.28% to 1.27% for the year ended December 31, 2017 from 0.99% for the year ended December 31, 2016. The increased cost was driven by increased market rates and, to a lesser extent, an extension of maturities through interest rate swaps.
The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2017 was 3.65% as compared to 3.73% for the year ended December 31, 2016. The interest rate spread decreased to 3.46% for the year ended December 31, 2017 from 3.58% for the year ended December 31, 2016. The declines in net interest margin and interest rate spread resulted primarily from the cost of interest-bearing liabilities increasing by more than the yield on interest earning assets. This difference was driven primarily by the decline in covered loans as a percentage of total loans. Future trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, by the mix of interest earning assets, including the decline in covered loans as a percentage of total loans, and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.
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
Increased interest income from loans was attributable to a $3.7 billion increase in the average balance outstanding partially offset by a 0.29% decrease in the tax-equivalent yield to 5.11% for the year ended December 31, 2016 from 5.40% for the year ended December 31, 2015. Offsetting factors contributing to the overall decline in the yield on loans included:

•
Non-covered loans originated at lower market rates of interest comprised a greater percentage of the portfolio for the year ended December 31, 2016 than for 2015. Non-covered loans represented 96.0% of the average balance of loans outstanding for the year ended December 31, 2016 compared to 93.5% for the year ended December 31, 2015.

•	The tax-equivalent yield on non-covered loans remained unchanged at 3.58% for the years ended December 31, 2016 and 2015.

•
Interest income on covered loans totaled $301.6 million and $291.7 million for the years ended December 31, 2016 and 2015, respectively. The tax-equivalent yield on those loans increased to 41.82% for the year ended December 31, 2016 from 31.57% for the year ended December 31, 2015.

The average balance of investment securities increased by $1.0 billion for the year ended December 31, 2016 from the year ended December 31, 2015 while the tax-equivalent yield increased to 2.84% for the year ended December 31, 2016 from 2.59% for the year ended December 31, 2015. The increase in tax-equivalent yield reflects (i) changes in portfolio composition, including growth in the municipal portfolio, (ii) resetting of rates on floating-rate securities and (iii) net purchases of securities at wider spreads.
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

The most significant factor contributing to the increase in interest expense on deposits was an increase of $2.7 billion in average interest bearing deposits. The average cost of interest bearing deposits increased by 0.05% to 0.79% for the year ended December 31, 2016 from 0.74% for the year ended December 31, 2015, generally driven by growth of deposits in competitive markets.
The increase in interest expense on FHLB advances was driven by an increase in the average balance of $1.1 billion, partially offset by a decrease in the average rate paid on these borrowings. The average rate paid on FHLB advances decreased by 0.10% to 0.99% for the year ended December 31, 2016 from 1.09% for the year ended December 31, 2015, primarily driven by a contraction in maturities.
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
For the years ended December 31, 2017, 2016 and 2015, we recorded provisions for loan losses of $67.4 million, $52.6 million and $42.1 million, respectively, related to non-covered loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
The increase in the provision for loan losses related to non-covered loans for the year ended December 31, 2017 compared to 2016 included an increase of $46.3 million in the provision related to taxi medallion loans. The provision related to taxi medallion loans totaled $58.2 million for the year ended December 31, 2017 compared to $11.9 million for the year ended December 31, 2016. The increased provision related to taxi medallion loans was partially offset by (i) decreases in quantitative and qualitative loss factors, (ii) the impact of lower loan growth and (iii) a decrease in provisions for classified and specifically reserved loans.
The most significant factors contributing to the increase in the provision for loan losses related to non-covered loans for the year ended December 31, 2016 compared to 2015 were (i) an increase in the provision related to taxi medallion loans, (ii) an increase in the provision related to impaired loans in other portfolio segments and (iii) an increase in the relative impact on the provision of changes in quantitative and qualitative loss factors, partially offset by the impact of lower loan growth in 2016.
The provision for loan losses related to covered loans was not material for any period presented.

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Non-interest income related to the covered assets	$24,262	$5,026	$23,415
Service charges and fees	20,864	19,463	17,876
Gain on sale of non-covered loans	10,183	10,064	5,704
Gain on investment securities available for sale, net	33,466	14,461	8,480
Lease financing	53,837	44,738	35,641
Other non-interest income	15,292	12,665	11,108
	$157,904	$106,417	$102,224
Refer to the section titled "Impact of the Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for further information about non-interest income related to the covered assets.
Year over year increases in services charges and fees correspond to the growth in deposits and loans.
Gains on sale of non-covered loans for the years ended December 31, 2017, 2016 and 2015 related primarily to sales of the guaranteed portions of SBA loans by SBF, which was acquired on May 1, 2015.
Gain on investment securities available for sale, net for the year ended December 31, 2017 primarily reflected gains from the sale of securities formerly covered under the Commercial Shared-Loss Agreement, which were originally acquired at significant discounts in the FSB Acquisition. Other gains on investment securities available for sale related to sales of securities in the normal course of managing liquidity, portfolio duration and yield.
Year over year increases in income from lease financing generally corresponded to the growth in the portfolio of equipment under operating lease.
Non-Interest Expense
The following table presents the components of non-interest expense for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Employee compensation and benefits	$237,824	$223,011	$210,104
Occupancy and equipment	75,386	76,003	76,024
Amortization of FDIC indemnification asset	176,466	160,091	109,411
Deposit insurance expense	22,011	17,806	14,257
Professional fees	23,676	14,249	14,185
Telecommunications and data processing	13,966	14,343	13,613
Depreciation of equipment under operating lease	35,015	31,580	18,369
Other non-interest expense	50,624	53,364	50,709
	$634,968	$590,447	$506,672
Non-interest expense as a percentage of average assets was 2.2%, 2.3% and 2.4% for the years ended December 31, 2017, 2016 and 2015, respectively. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.6%, 1.7% and 1.9% for the years ended December 31, 2017, 2016 and 2015, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the year ended December 31, 2017 increased by $14.8 million compared to the year ended December 31, 2016. The increase for the year ended December 31, 2017 primarily reflected increased headcount in support of growth and general increases in compensation levels. Employee compensation and benefits for the year ended December 31, 2016 increased $12.9 million compared to the year ended December 31, 2015. This increase reflected general increases in salaries and the cost of benefits as well as changes in the composition of the employee base.
Amortization of FDIC indemnification asset
See the section titled "Impact of Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for more information about amortization of the FDIC indemnification asset.
Deposit insurance expense
Deposit insurance expense totaled $22.0 million, $17.8 million and $14.3 million respectively, for the years ended December 31, 2017, 2016 and 2015. These increases primarily reflected the growth of the balance sheet, the large bank surcharge imposed by the FDIC, which began in the third quarter of 2016, and increases in certain components of the Bank's assessment rate.
Professional fees
Professional fees increased by $9.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to $6.8 million in accounting and advisory fees related to the discrete income tax benefit recognized in 2017.
Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $3.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and by $13.2 million for the year ended December 31, 2016 compared with the year ended December 31, 2015. These increases generally corresponded to the growth in the portfolio of equipment under operating lease. Depreciation of equipment under operating lease for the year ended December 31, 2016 also included impairment of $4.1 million related to a group of tank cars impacted by new safety regulations.
Other non-interest expense
The most significant components of other non-interest expense are advertising and promotion, costs related to lending activities and deposit generation, OREO and foreclosure related expenses, insurance, travel and general office expense.
Impact of the Covered Loans, FDIC Indemnification Asset and the Loss Sharing Agreements
The accounting for covered loans, the indemnification asset and the provisions of the Loss Sharing Agreements impact our financial condition and results of operations. The more significant ways in which our financial statements are impacted are:

•	Interest income and the net interest margin reflect the impact of accretion related to the covered loans;

•	Non-interest expense includes the effect of amortization of the FDIC indemnification asset;

•
The Residential Shared-Loss Agreement affords the Company significant protection against future credit losses related to covered assets. The impact of any provision for loan losses related to the covered loans, losses related to covered OREO and expenses related to resolution of covered assets is significantly mitigated by loss sharing with the FDIC;

•
Under the acquisition method of accounting, the assets acquired and liabilities assumed in the FSB Acquisition were initially recorded on the consolidated balance sheet at their estimated fair values as of the acquisition date. The carrying amounts of covered loans and the FDIC indemnification asset continue to be impacted by acquisition accounting adjustments. The carrying amount of covered loans, particularly ACI loans, is materially less than their UPB. Additionally, no ALLL was recorded with respect to acquired loans at the FSB Acquisition date;

•
Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Single Family Shared-Loss Agreement. The impact of gains or losses related to transactions in covered assets is significantly mitigated by FDIC indemnification; and

•
ACI loans that are contractually delinquent may not be reflected as non-accrual loans or non-performing assets due to the accounting treatment accorded such loans under ASC section 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

The following table summarizes the net impact on pre-tax earnings of transactions in the covered assets for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Interest income on covered loans	$300,540	$301,614	$291,717
Amortization of FDIC indemnification asset	(176,466)	(160,091)	(109,411)
	124,074	141,523	182,306
Income from resolution of covered assets, net	27,450	36,155	50,658
Gain (loss) on sale of covered loans, net	17,406	(14,470)	34,929
Net loss on FDIC indemnification	(22,220)	(17,759)	(65,942)
Other, net	1,058	(4,215)	2,824
	23,694	(289)	22,469
Net impact on pre-tax earnings of transactions in the covered assets	$147,768	$141,234	$204,775

Combined yield on covered loans and indemnification asset (1)	12.98%	10.42%	10.20%

(1)
The combined yield on the covered loans and the FDIC indemnification asset presented above is calculated as the interest income on the covered loans, net of the amortization of the FDIC indemnification asset, divided by the average combined balance of the covered loans and FDIC indemnification asset.

Interest income on covered loans and amortization of the FDIC indemnification asset
The yield on covered loans increased to 55.22% for the year ended December 31, 2017 from 41.82% and 31.57% for the years ended December 31, 2016 and 2015, respectively. See "Net Interest Income" above for further discussion of trends in interest income and yields on the covered loan portfolio.
The FDIC indemnification asset was initially recorded at its estimated fair value at the date of the FSB Acquisition, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have improved, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows from the FDIC is recognized prospectively, consistent with the recognition of the estimated increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash payments from the FDIC. The average rate at which the FDIC indemnification asset was amortized increased to 42.90% for the year ended December 31, 2017 from 25.14% and 12.68% for the years ended December 31, 2016 and 2015, respectively, corresponding to the increases in the yield on covered loans.
The yield on covered loans will continue to increase if estimated cash flows from the ACI loans continue to improve; correspondingly, the rate of amortization on the FDIC indemnification asset will continue to increase if estimated future cash payments from the FDIC decrease. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset. As we continue to submit claims under the Residential Shared-Loss Agreement and recognize periodic amortization, the balance of the indemnification asset will continue to decline. See Note 6 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the years ended December 31, 2017, 2016 and 2015.
The following table presents the carrying value of the FDIC indemnification asset, expected future amortization of the asset, and the estimated future cash flows from the FDIC at December 31, 2017 and 2016 (in thousands):

	2017	2016
FDIC indemnification asset	$295,635	$515,933
Less expected amortization	(140,830)	(245,350)
Amount expected to be collected from the FDIC	$154,805	$270,583

The amount of expected amortization will be amortized to non-interest expense using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the Single Family Shared-Loss Agreement and the expected remaining life of the indemnified assets.
The table below presents, at December 31, 2017, estimated future accretion on covered loans and estimated future amortization of the FDIC indemnification asset, through the expected termination date of the Single Family Shared-Loss Agreement (in thousands):

Future estimated accretion on covered loans	$444,976
Future estimated amortization of the indemnification asset	(140,830)
Net estimated cumulative impact on future pre-tax earnings	$304,146
These amounts are based on current estimates of expected future cash flows from the covered loans and the FDIC; actual results may differ from these estimates. We are currently forecasting the sale of substantially all of the then remaining covered assets in 2019, consistent with the expected termination date of the Single Family Shared-Loss Agreement. Concurrently, we expect the balance of the FDIC indemnification asset to decline to zero.
Non-interest income related to the covered assets
The most significant components of non-interest income related to the covered assets are Income from resolution of covered assets, Gain (loss) on sale of covered loans and the related Loss on indemnification asset.
Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the allocated carrying value of the loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. For loans resolved through sale of the loans, the difference between consideration received and the allocated carrying value of the loans is recorded in the consolidated statement of income line item "Gain (loss) on sale of loans, net. Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Single-Family Shared Loss Agreement. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Single-Family Shared Loss Agreement. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net loss on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income or loss recorded in any period will be impacted by the amount of covered loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.
For each of the years ended December 31, 2017, 2016 and 2015, the substantial majority of Income from resolution of covered assets, net, resulted from payments in full. The year over year decreases in Income from resolution of covered assets, net reflected decreases in both the number of resolutions and the average income per resolution.
As explained further in the section entitled "The FSB Acquisition" under Item 1, the Bank may sell up to approximately $280 million of covered loans on an annual basis without the prior consent of the FDIC. Any losses incurred, as defined, from such loan sales are covered under the Single Family Shared-Loss Agreement.
The following table summarizes the gain (loss) recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net gain (loss) on sale of covered loans	$17,406	$(14,470)	$34,929
Net gain (loss) on FDIC indemnification	(1,514)	11,615	(28,051)
Net impact on pre-tax earnings	$15,892	$(2,855)	$6,878
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

We sold substantially all of the remaining covered home equity loans and lines of credit, including the entire pool of ACI loans in 2017. The net loss on FDIC indemnification related to covered loan sales for the year ended December 31, 2017 did not bear the 80% relationship to the net gain on sale that might generally be expected. This was primarily attributed to the amount of accretable discount included in the carrying value of the pool of ACI loans sold. Our cash flow forecast had not previously reflected the sale of the entire pool in 2017.
Other items of non-interest income and expense related to the covered assets
Other items of non-interest income and expense related to the covered assets, comprising the line item "Other, net" in the table above presenting the impact on pre-tax earnings of transactions in the covered assets, include the provision for (recovery of) covered loan losses; foreclosure expenses related to covered assets; gains, losses and other expenses related to covered OREO; FDIC reimbursement of certain expenses related to resolution of covered assets, and modification incentives. None of these items had a material impact on results of operations for any period presented.
Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 was $(209.8) million, $109.7 million and $45.2 million, respectively. The Company's effective tax rate was (51.9)%, 32.7% and 15.2% for the years ended December 31, 2017, 2016 and 2015 respectively.
The effective income tax rate for the year ended December 31, 2017 reflected a discrete income tax benefit of $327.9 million related to a matter that arose during an ongoing audit of the Company's 2013 federal income tax return. During that audit, the Company asserted that U.S. federal income taxes paid in respect of certain income previously reported by the Company for its 2012, 2013 and 2014 tax years related to the basis assigned to certain loans acquired in the FSB Acquisition should be refunded to the Company, in light of guidance issued after the relevant returns had been filed (including Treasury Regulations finalized in October 2017 clarifying and modifying the tax treatment of such acquired loans). The IRS issued a Field Attorney's Advice ("FAA") in the fourth quarter of 2017 agreeing with the Company's position. The discrete income tax benefit recognized includes expected refunds of federal income tax of $295 million, as well as estimated interest on the federal refund and estimated refunds from certain state and local taxing jurisdictions. After receipt of the FAA, the Company determined that the requirements for accounting recognition of the benefit had been met. Although the Company expects to receive the federal tax refund following completion of the audit, the IRS has not yet closed out the audit, provided the Company with a notice of proposed adjustment or revenue agent report and the refund claims are subject to review by the Joint Committee on Taxation. The Company is continuing to evaluate whether it has claims in other state jurisdictions and whether it may have any claims for federal or state income taxes relating to tax years prior to 2012. The Company has not yet determined when or to what extent it may have any claims relating to such other state and local taxing jurisdictions or in respect of prior tax years.
The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017, reducing the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. The impact of the rate change on deferred tax assets and liabilities existing at the date of enactment was recognized in earnings during the quarter ended December 31, 2017, resulting in a tax benefit of $3.7 million. The decrease in the corporate income tax rate is currently expected to reduce the Company's effective tax rate to a range of approximately 23% to 24%.
The effective income tax rate for the year ended December 31, 2015 reflected a discrete income tax benefit of $49.3 million related to additional tax basis recognized with respect to certain assets.
Excluding the impact of the discrete income tax benefits discussed above and the impact of enactment of the Tax Cuts and Jobs Act of 2017, the effective income tax rate was 30.1%, 32.7% and 31.8% for the years ended December 31, 2017, 2016 and 2015, respectively. Significant components included in the reconciliation of the Company's adjusted effective income tax rate to the statutory federal tax rate of 35.0% included the impact of income not subject to federal tax, partially offset by the effect of state income taxes, for each of the years presented. In addition, the effective income tax rate for the year ended December 31, 2017 reflected the impact of $3.7 million in excess tax benefits resulting from activity related to vesting of share-based awards and exercise of stock options and the effective tax rate for the year ended December 31, 2015 reflected the release of $6.2 million of reserves for uncertain tax liabilities due to the lapse of the statute of limitations related thereto.
For more information about income taxes, see Note 11 to the consolidated financial statements.
Analysis of Financial Condition
Average interest-earning assets increased $3.0 billion to $27.2 billion for the year ended December 31, 2017 from $24.2 billion for the year ended December 31, 2016. This increase was driven by a $2.0 billion increase in the average balance of outstanding loans and a $1.0 billion increase in the average balance of investment securities. The increase in average loans reflected growth of $2.2 billion in average non-covered loans outstanding, partially offset by a $177 million decrease in the average balance of covered loans. The $165 million decrease in average non-interest earning assets period over period primarily reflected a decrease in the FDIC indemnification asset. Growth in interest earning assets, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $2.4 billion to $22.7 billion for the year ended December 31, 2017 from $20.3 billion for the year ended December 31, 2016, due to increases of $2.3 billion in average interest bearing deposits and $68 million in average FHLB advances. Average non-interest bearing deposits increased by $101 million. We expect growth in average deposits to continue, corresponding to anticipated growth in interest earning assets.
Average stockholders' equity increased by $287 million, due primarily to the retention of earnings, including the discrete income tax benefit recorded during the fourth quarter of 2017, but also reflecting proceeds from the exercise of stock options.
Investment Securities Available for Sale
The following table shows the amortized cost and fair value of investment securities available for sale at December 31, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$24,981	$24,953	$4,999	$5,005	$4,997	$4,997
U.S. Government agency and sponsored enterprise residential MBS	2,043,373	2,058,027	1,513,028	1,527,242	1,167,197	1,178,318
U.S. Government agency and sponsored enterprise commercial MBS	233,522	234,508	126,754	124,586	95,997	96,814
Re-Remics	—	—	—	—	88,658	89,691
Private label residential MBS and CMOs	613,732	628,247	334,167	375,098	502,723	544,612
Private label commercial MBS	1,033,022	1,046,415	1,180,386	1,187,624	1,219,355	1,218,740
Single family rental real estate-backed securities	559,741	562,706	858,339	861,251	646,156	636,705
Collateralized loan obligations	720,429	723,681	487,678	487,296	309,615	306,877
Non-mortgage asset-backed securities	119,939	121,747	187,660	186,736	54,981	56,500
Preferred stocks	59,912	63,543	76,180	88,203	75,742	83,209
State and municipal obligations	640,511	657,203	705,884	698,546	351,456	361,753
SBA securities	534,534	550,682	517,129	523,906	270,553	273,336
Other debt securities	4,090	9,120	3,999	8,091	3,854	7,987
	$6,587,786	$6,680,832	$5,996,203	$6,073,584	$4,791,284	$4,859,539
Our investment strategy has focused on insuring adequate liquidity, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. The weighted average expected life of the investment portfolio as of December 31, 2017 was 4.9 years and the effective duration was 1.7 years. A summary of activity in the investment securities available for sale portfolio for the year ended December 31, 2017 follows (in thousands):

Balance, beginning of period	$6,073,584
Purchases	3,131,798
Repayments, maturities and calls	(1,268,588)
Sales	(1,254,125)
Amortization of discounts and premiums, net	(17,502)
Change in unrealized gains	15,665
Balance, end of period	$6,680,832
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of December 31, 2017. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$24,953	1.19%	$—	—%	$—	—%	$—	—%	$24,953	1.19%
U.S. Government agency and sponsored enterprise residential MBS	334,030	2.87%	783,512	2.24%	775,878	2.09%	164,607	2.07%	2,058,027	2.27%
U.S. Government agency and sponsored enterprise commercial MBS	11,657	3.22%	16,812	3.03%	94,694	2.42%	111,345	2.78%	234,508	2.67%
Private label residential MBS and CMOs	119,381	3.84%	344,386	3.63%	136,061	3.63%	28,419	4.01%	628,247	3.69%
Private label commercial MBS	71,241	3.93%	748,263	3.63%	223,486	3.36%	3,425	3.48%	1,046,415	3.59%
Single family rental real estate-backed securities	1,969	3.13%	525,865	3.07%	34,872	3.26%	—	—%	562,706	3.08%
Collateralized loan obligations	3,250	3.34%	447,245	3.39%	273,186	3.12%	—	—%	723,681	3.29%
Non-mortgage asset-backed securities	11,850	4.04%	91,353	3.43%	17,370	2.84%	1,174	2.81%	121,747	3.40%
State and municipal obligations	—	—%	27,232	2.47%	575,045	3.66%	54,926	4.29%	657,203	3.66%
SBA securities	95,960	2.51%	247,489	2.43%	131,656	2.38%	75,577	2.32%	550,682	2.42%
Other debt securities	—	—%	—	—%	1,883	9.25%	7,237	9.68%	9,120	9.56%
	$674,291	3.07%	$3,232,157	3.06%	$2,264,131	2.88%	$446,710	2.75%	6,617,289	2.98%
Preferred stocks with no scheduled maturity									63,543	7.55%
Total investment securities available for sale									$6,680,832	3.02%
The available for sale investment securities portfolio was in a net unrealized gain position of $93.0 million at December 31, 2017 with aggregate fair value equal to 101.4% of amortized cost. Net unrealized gains included $98.9 million of gross unrealized gains and $5.9 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at December 31, 2017 had an aggregate fair value of $1.2 billion. At December 31, 2017, 96.7% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA , AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $21 million were rated below investment grade or not rated at December 31, 2017, all of which were acquired in the FSB Acquisition and substantially all of which were in unrealized gain positions at December 31, 2017.
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
During the year ended December 31, 2016, the Company recognized OTTI in the amount of $463 thousand on two positions in one private label commercial MBS security, which was determined to be other-than-temporarily impaired. This security was sold prior to the end of 2016. No securities were determined to be other-than-temporarily impaired at December 31, 2017 and 2015, or during the years then ended.
We do not intend to sell securities in significant unrealized loss positions at December 31, 2017. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at December 31, 2017 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired.
The timely repayment of principal and interest on U.S. Treasury and U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs, and private label commercial MBS in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities in unrealized loss positions is not indicative of projected credit losses. Management's analysis of the state and municipal obligations in unrealized loss positions included reviewing the ratings of the securities and the results of credit surveillance performed by an independent third party. Given the expectation of timely repayment of principal and interest and the generally limited severity of impairment, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and certain preferred stocks are classified within level 1 of the hierarchy. At December 31, 2017 and 2016, 0.9% and 2.1%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at December 31, 2017 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.
For additional discussion of the fair values of investment securities, see Note 16 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at December 31, 2017 and 2016 included $34 million and $41 million, respectively, of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies, primarily the SBA. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the years ended December 31, 2017, 2016 and 2015.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at December 31 of each of the years indicated (dollars in thousands):

	2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,116,814	$479,068	$26,837	$4,622,719	21.6%
Home equity loans and lines of credit	1,654	—	361	2,015	—%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709

	2016
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,422,425	$532,348	$36,675	$3,991,448	20.6%
Home equity loans and lines of credit	1,120	3,894	47,629	52,643	0.3%
Other consumer loans	24,365	—	—	24,365	0.1%
	3,447,910	536,242	84,304	4,068,456	21.0%
Commercial:
Multi-family	3,824,973	—	—	3,824,973	19.8%
Non-owner occupied commercial real estate	3,739,235	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	311,436	1.6%
Owner occupied commercial real estate	1,736,858	—	—	1,736,858	9.0%
Commercial and industrial	3,391,614	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	2,280,685	11.8%
	15,284,801	—	—	15,284,801	79.0%
Total loans	18,732,711	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,781,352	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	(2,100)	(152,953)
Loans, net	$18,630,499	$536,242	$75,700	$19,242,441

	2015
		Covered Loans
	Non-Covered Loans	ACI	Non-ACI	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$2,883,470	$699,039	$46,110	$3,628,619	21.9%
Home equity loans and lines of credit	806	4,831	67,493	73,130	0.4%
Other consumer loans	35,183	—	—	35,183	0.2%
	2,919,459	703,870	113,603	3,736,932	22.5%
Commercial:
Multi-family	3,472,162	—	—	3,472,162	20.9%
Non-owner occupied commercial real estate	2,910,327	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	347,676	2.1%
Owner occupied commercial real estate	1,354,751	—	—	1,354,751	8.2%
Commercial and industrial	2,770,875	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	2,003,984	12.1%
	12,859,775	—	—	12,859,775	77.5%
Total loans	15,779,234	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	(7,933)	39,896
Loans net of premiums, discounts and deferred fees and costs	15,827,063	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	(4,868)	(125,828)
Loans, net	$15,706,103	$703,870	$100,802	$16,510,775

	2014
		Covered Loans
	Non-Covered Loans	ACI	Non-ACI	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$2,486,272	$874,522	$56,138	$3,416,932	27.6%
Home equity loans and lines of credit	1,827	22,657	101,142	125,626	1.0%
Other consumer loans	26,307	—	—	26,307	0.2%
	2,514,406	897,179	157,280	3,568,865	28.8%
Commercial:
Multi-family	1,952,189	—	—	1,952,189	15.8%
Non-owner occupied commercial real estate	1,784,079	—	—	1,784,079	14.4%
Construction and land	169,720	—	—	169,720	1.4%
Owner occupied commercial real estate	1,043,370	—	—	1,043,370	8.4%
Commercial and industrial	2,403,293	—	—	2,403,293	19.4%
Commercial lending subsidiaries	1,456,751	—	—	1,456,751	11.8%
	8,809,402	—	—	8,809,402	71.2%
Total loans	11,323,808	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	(10,595)	36,502
Loans net of premiums, discounts and deferred fees and costs	11,370,905	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	(4,192)	(95,542)
Loans, net	$11,279,555	$897,179	$142,493	$12,319,227

	2013
		Covered Loans
	Non-Covered Loans	ACI	Non-ACI	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$1,800,332	$1,057,012	$70,378	$2,927,722	32.4%
Home equity loans and lines of credit	1,535	39,602	127,807	168,944	1.9%
Other consumer loans	213,107	1,679	—	214,786	2.4%
	2,014,974	1,098,293	198,185	3,311,452	36.7%
Commercial:
Multi-family	1,105,965	33,354	—	1,139,319	12.6%
Non-owner occupied commercial real estate	947,992	93,089	52	1,041,133	11.5%
Construction and land	138,091	10,600	729	149,420	1.7%
Owner occupied commercial real estate	718,162	49,861	689	768,712	8.5%
Commercial and industrial	1,651,739	6,050	6,234	1,664,023	18.5%
Commercial lending subsidiaries	952,050	—	—	952,050	10.5%
	5,513,999	192,954	7,704	5,714,657	63.3%
Total loans	7,528,973	1,291,247	205,889	9,026,109	100.0%
Premiums, discounts and deferred fees and costs, net	40,748	—	(13,248)	27,500
Loans net of premiums, discounts and deferred fees and costs	7,569,721	1,291,247	192,641	9,053,609
Allowance for loan and lease losses	(57,330)	(2,893)	(9,502)	(69,725)
Loans, net	$7,512,391	$1,288,354	$183,139	$8,983,884
Included in non-covered loans above are $34 million, $47 million, $67 million, $93 million and $15 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Total loans, including premiums, discounts and deferred fees and costs, increased by $2.0 billion to $21.4 billion at December 31, 2017, from $19.4 billion at December 31, 2016. Non-covered loans grew by $2.1 billion while covered loans declined by $111 million from December 31, 2016 to December 31, 2017. Non-covered residential and other consumer loans grew by $700 million and non-covered commercial loans grew by $1.4 billion during the year ended December 31, 2017.
Growth in non-covered loans, including premiums, discounts and deferred fees and costs for the year ended December 31, 2017 reflected an increase of $1.0 billion for the Florida franchise, a decrease of $27 million for the New York franchise and an increase of $1.1 billion for the national platforms. The lack of growth for the New York franchise reflected management's decision to reduce our multi-family concentration in New York. Over the next twelve months, we expect the balance of the New York multi-family portfolio to continue to decline and other major portfolio segments to continue to grow across geographies. Actual results will be dependent on our continual evaluation of relative risk and return and on market and competitive conditions.

The following tables show the composition of the non-covered loan portfolio and the breakdown among the Florida and New York franchises and national platforms at December 31, 2017 and 2016. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	2017
	Florida	New York	National	Total
Residential and other consumer	$20,779	$1,348	$4,173,953	$4,196,080
Commercial:
Multi-family	580,599	2,638,354	—	3,218,953
Non-owner occupied commercial real estate	2,805,820	1,572,884	96,097	4,474,801
Construction and land	149,658	145,702	15,124	310,484
Owner occupied commercial real estate	1,116,249	790,993	105,500	2,012,742
Commercial and industrial	2,684,524	963,886	489,417	4,137,827
Commercial lending subsidiaries	—	—	2,562,499	2,562,499
	$7,357,629	$6,113,167	$7,442,590	$20,913,386
	35.2%	29.2%	35.6%	100.0%

	2016
	Florida	New York	National	Total
Residential and other consumer:	$24,022	$1,404	$3,470,349	$3,495,775
Commercial:
Multi-family	520,263	3,309,411	—	3,829,674
Non-owner occupied commercial real estate	2,337,806	1,294,231	99,771	3,731,808
Construction and land	174,494	125,983	10,436	310,913
Owner occupied commercial real estate	1,042,441	602,155	91,254	1,735,850
Commercial and industrial	2,234,393	806,660	346,085	3,387,138
Commercial lending subsidiaries	—	—	2,290,194	2,290,194
	$6,333,419	$6,139,844	$6,308,089	$18,781,352
	33.7%	32.7%	33.6%	100.0%
The increase in non-owner occupied commercial real estate loans and the decrease in multi-family loans in the New York franchise for the year ended December 31, 2017 includes the impact of reclassifying $200 million of loans on mixed-use properties from multi-family to non-owner occupied commercial real estate, based on an updated evaluation of the primary source of rental income on those properties.
Included in multi-family and non-owner occupied commercial real estate loans above at December 31, 2017 were $194 million and $80 million, respectively, in re-positioning loans. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.
Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $4.6 billion, or 21.7% of total loans, at December 31, 2017 and $4.1 billion, or 21.0% of total loans, at December 31, 2016.
The non-covered 1-4 single family residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in early 2016. All non-covered 1-4 single family residential loans are managed together and reported as part of the national platform in the disclosures above. Non-covered 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2017, $104 million or 2.5% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.

The following tables present a breakdown of the non-covered and covered 1-4 single family residential mortgage portfolio categorized between fixed rate loans and ARMs at December 31, 2017 and 2016. Amounts are net of premiums, discounts and deferred fees and costs (dollars in thousands):

	2017
	Non-Covered Loans	Covered Loans	Total	Percent of Total
Fixed rate loans	$1,302,323	$133,052	$1,435,375	30.7%
ARM Loans	2,871,630	369,705	3,241,335	69.3%
	$4,173,953	$502,757	$4,676,710	100.0%

	2016
	Non-Covered Loans	Covered Loans	Total	Percent of Total
Fixed rate loans	$1,130,914	$191,676	$1,322,590	32.8%
ARM Loans	2,339,435	371,477	2,710,912	67.2%
	$3,470,349	$563,153	$4,033,502	100.0%
We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. Included in ARM loans above are payment option ARMs representing 51.2% and 50.2% of total covered ARM loans outstanding as of December 31, 2017 and 2016, respectively, based on UPB. All of the option ARMs are covered loans and the substantial majority are ACI loans. They are all currently amortizing. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement.
The following charts present the distribution of the non-covered 1-4 single family residential mortgage portfolio by interest rate terms and contractual lives at December 31, 2017 and 2016:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 3% of the total at both December 31, 2017 and 2016, and are reported with 15 year fixed above.

The geographic concentration of the 1-4 single family residential portfolio is summarized as follows at December 31, 2017 and 2016 (dollars in thousands):

	2017
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$1,094,058	$23,780	$1,117,838	26.2%	23.9%
New York	873,360	16,847	890,207	20.9%	19.0%
Florida	552,556	281,396	833,952	13.2%	17.8%
Virginia	181,912	22,290	204,202	4.4%	4.4%
Others (1)	1,472,067	158,444	1,630,511	35.3%	34.9%
	$4,173,953	$502,757	$4,676,710	100.0%	100.0%

	2016
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$904,107	$37,330	$941,437	26.1%	23.3%
New York	763,824	16,403	780,227	22.0%	19.3%
Florida	487,294	300,198	787,492	14.0%	19.5%
Virginia	152,113	30,818	182,931	4.4%	4.5%
Others (1)	1,163,011	178,404	1,341,415	33.5%	33.4%
	$3,470,349	$563,153	$4,033,502	100.0%	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at December 31, 2017 or 2016.
Home equity loans and lines of credit are not significant.
Other consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 80.1% and 81.6% of non-covered loans as of December 31, 2017 and 2016, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit.
The following charts present the distribution of non-owner occupied commercial real estate by product type at December 31, 2017 and 2016:

The Company’s commercial real estate underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.5% of the total loan portfolio at December 31, 2017. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, taxi medallion loans, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to ten years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans include shared national credits totaling $1.6 billion at December 31, 2017, typically relationship based loans to borrowers in Florida and New York.
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
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at December 31, 2017 and 2016 (in thousands):

	2017	2016
Pinnacle	$1,524,650	$1,317,820
Bridge - franchise finance	434,582	426,661
Bridge - transportation equipment finance	603,267	545,713
SBF	246,750	225,241
Mortgage warehouse lending	459,388	322,305
	$3,268,637	$2,837,740

The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at December 31, 2017 and 2016. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	2017		2016
Florida	$639,474	19.6%	$552,799	19.5%
California	486,733	14.9%	430,898	15.2%
Arizona	175,704	5.4%	142,010	5.0%
Texas	160,606	4.9%	122,094	4.3%
Iowa	151,935	4.6%	164,025	5.8%
North Carolina	147,987	4.5%	82,547	2.9%
Virginia	148,884	4.6%	138,417	4.9%
All others (1)	1,357,314	41.5%	1,204,950	42.4%
	$3,268,637	100.0%	$2,837,740	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at December 31, 2017 or 2016.
Loan Maturities
The following table sets forth, as of December 31, 2017, the maturity distribution of our non-covered loan portfolio by category, based on UPB. Commercial loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of 1-4 single family residential loans have been adjusted for an estimated rate of voluntary prepayments on all loans, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential and other consumer:
1-4 single family residential	$590,108	$2,075,104	$1,451,602	$4,116,814
Home equity loans and lines of credit	286	656	712	1,654
Other consumer loans	6,482	11,621	2,409	20,512
	596,876	2,087,381	1,454,723	4,138,980
Commercial:
Multi-family	616,771	2,371,476	229,719	3,217,966
Non-owner occupied commercial real estate	576,930	2,765,167	1,144,258	4,486,355
Construction and land	98,846	90,632	121,521	310,999
Owner occupied commercial real estate	210,738	877,559	927,875	2,016,172
Commercial and industrial	1,481,279	2,520,004	144,534	4,145,817
Commercial lending subsidiaries	556,634	1,267,586	729,356	2,553,576
	3,541,198	9,892,424	3,297,263	16,730,885
	$4,138,074	$11,979,805	$4,751,986	$20,869,865

The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2017 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential and other consumer:
1-4 single family residential	$1,172,876	$2,353,830	$3,526,706
Home equity loans and lines of credit	—	1,368	1,368
Other consumer loans	11,872	2,158	14,030
	1,184,748	2,357,356	3,542,104
Commercial:
Multi-family	2,334,762	266,433	2,601,195
Non-owner occupied commercial real estate	2,384,995	1,524,430	3,909,425
Construction and land	114,810	97,343	212,153
Owner occupied commercial real estate	1,180,681	624,753	1,805,434
Commercial and industrial	614,641	2,049,897	2,664,538
Commercial lending subsidiaries	1,914,516	82,426	1,996,942
	8,544,405	4,645,282	13,189,687
	$9,729,153	$7,002,638	$16,731,791
No maturity information has been provided for covered loans, which are comprised entirely of loans secured by 1-4 single family residential loans, the substantial majority of which are ACI loans accounted for in pools.
Equipment under Operating Lease
Equipment under operating lease increased by $60 million to $600 million at December 31, 2017, from $540 million at December 31, 2016. The portfolio consisted primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,419 railcars with a carrying value of $442 million at December 31, 2017, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,263 hopper cars and 1,682 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $276 million at December 31, 2017 was leased to companies for use in the energy industry.
At December 31, 2017, the breakdown of carrying values of equipment under operating lease by the year current leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2018 (1)	$57,148
2019	56,574
2020	105,485
2021	71,637
2022	63,391
Thereafter through 2031	245,267
$599,502

(1)	Includes $3.4 million of equipment off-lease as of December 31, 2017.

Asset Quality
Non-covered Loans and Leases
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. Additionally, commercial loans are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at December 31, 2017 and 2016 (in thousands):

	2017		2016
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,189,392	96.8%	$14,897,121	97.4%
Special mention	183,234	1.1%	72,225	0.5%
Substandard (1)	338,405	2.0%	304,713	2.0%
Doubtful	6,275	0.1%	11,518	0.1%
	$16,717,306	100.0%	$15,285,577	100.0%

(1)
The balance of substandard loans at December 31, 2017 and 2016 included $105 million and $138 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 3.2% of the commercial loan portfolio, of which 0.6% were taxi medallion loans, at December 31, 2017. See Note 5 to the consolidated financial statements for more detailed information about risk rating of commercial loans.

Taxi Medallion Finance
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of $106 million at December 31, 2017. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined significantly in recent years due to competitive developments in the transportation-for-hire industry. Due to the ongoing trend of declining estimated cash flows from the operation of taxi medallions leading to declines in medallion valuations, the entire taxi medallion portfolio is on non-accrual status and risk rated substandard or doubtful as of December 31, 2017. In addition, partial charge-offs were recognized on all taxi medallion loans with carrying values in excess of the value that can reasonably be supported by the cash flow generating capacity of a medallion, determined using the cash flow template discussed below.
Using an extensive data set obtained from the NYTLC and assumptions that we believe are reasonable estimates of fleet utilization and borrower expenses, we perform a quarterly analysis to estimate the cash flow generating capacity of the operation of a New York City taxi medallion. We update our analysis on a quarterly basis, based on these cash flow capacity estimates. At December 31, 2017, the estimated valuations based on our cash flow template were $320,625 for corporate medallions owned by certain large scale fleet operators and $304,000 for individual and other corporate medallions. We used these values for purposes of determining the partial charge-offs. We established an additional 15% specific reserve from these valuation levels at December 31, 2017 in recognition of continued declining trends in the estimated cash flow generating capacity of medallions. See Note 16 to the consolidated financial statements for additional information about the valuation of New York City taxi medallions.
The taxi medallion portfolio had the following characteristics at December 31, 2017:

•	Approximately 97.5% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $17.7 million or 16.7% of the portfolio, compared to $40.8 million or 22.8% of the portfolio at December 31, 2016. Loans delinquent by 90 days or more totaled $8.3 million or 7.8% of the portfolio, compared to $29.2 million or 16.4% of the portfolio at December 31, 2016. The most significant factor contributing to the decrease in delinquencies was one large relationship that was brought current and restructured in 2017. Partial charge-offs during the year ended December 31, 2017 also contributed to the reduction in the dollar amount of delinquencies.

•	The portfolio included 186 loans modified in TDRs with a recorded investment of $87.9 million.

•
In the aggregate, the ALLL related to taxi medallion loans was 11.5% of the outstanding balance at December 31, 2017, compared to 6.0% at December 31, 2016. Charge-offs of $56.6 million were recognized in the year ended December 31, 2017 related to taxi medallion loans. Cumulative charge-offs of $67.8 million have been recognized related to taxi medallion loans through December 31, 2017.

We are no longer originating new taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing cash flow challenges to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, obtaining principal reductions or additional collateral when possible, continuing to monitor industry data and obtaining updated borrower and guarantor financial information.
Equipment Under Operating Lease
Five operating lease relationships with a carrying value of assets under lease totaling $74 million, of which $68 million were exposures to the energy industry, were internally risk rated special mention or substandard at December 31, 2017. The present value of remaining lease payments on these leases totaled approximately $22 million at December 31, 2017, of which $17 million were exposures to the energy industry. There have been no missed payments related to the operating lease portfolio to date. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-10 years at December 31, 2017. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Asset risk may be higher for long-lived equipment such as railcars, which have useful lives of approximately 35-50 years.
Asset risk is evaluated and managed by a dedicated internal staff of asset managers, managed by seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar portfolio, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar re-marketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of lower oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector.
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
We expect our operating lease portfolio to continue to grow, and we plan to expand into additional asset classes to mitigate concentration risk.
Residential and Other Consumer Loans
The majority of our non-covered residential mortgage portfolio consists of loans purchased through established correspondent channels. Most of our purchases are of performing jumbo mortgage loans which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less although loans with LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
We have a dedicated residential credit risk management function, and the residential portfolio is monitored by our internal credit review function. Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans. We also consider original LTV and FICO score to be significant indicators of credit quality for the non-covered 1-4 single family residential portfolio.
The following tables show the distribution of non-covered 1-4 single family residential loans by original FICO and LTV as of December 31, 2017 and 2016:

	2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.2%	2.8%	4.5%	19.5%	29.0%
60% - 70%	2.4%	2.5%	3.5%	14.2%	22.6%
70% - 80%	3.6%	4.4%	7.8%	27.3%	43.1%
More than 80%	0.8%	0.8%	0.7%	3.0%	5.3%
	9.0%	10.5%	16.5%	64.0%	100.0%

	2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.5%	3.2%	4.7%	21.7%	32.1%
60% - 70%	2.3%	2.7%	3.6%	15.1%	23.7%
70% - 80%	3.2%	4.3%	8.0%	26.1%	41.6%
More than 80%	0.7%	0.3%	0.4%	1.2%	2.6%
	8.7%	10.5%	16.7%	64.1%	100.0%
At December 31, 2017, the non-covered 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 765 and a weighted-average LTV of 67.2%. The majority of this portfolio was owner-occupied, with 87.6% primary residence, 8.1% second homes and 4.3% investment properties. In terms of vintage, 19.8% of the portfolio was originated pre-2014, 12.0% in 2014, 20.5% in 2015, 24.2% in 2016 and 23.5% in 2017.
Non-covered 1-4 single family residential loans past due more than 30 days totaled $28.9 million and $12.7 million at December 31, 2017 and 2016, respectively. The amount of these loans 90 days or more past due was $5.6 million and $2.1 million at December 31, 2017 and 2016, respectively.

Other Consumer Loans
Substantially all consumer loans were current at December 31, 2017. At December 31, 2016, there were no delinquent consumer loans.
Covered Loans
At December 31, 2017, residential ACI loans totaled $479 million and residential non-ACI loans totaled $24 million, including premiums, discounts and deferred fees and costs. Our exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these loans in conjunction with the FSB Acquisition. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We monitor the pools quarterly to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At December 31, 2017, accretable yield on residential ACI loans totaled $445 million and non-accretable difference related to those loans totaled $191 million.
At December 31, 2017, the recorded investment in non-ACI 1-4 single family residential loans was $23.7 million; $2.6 million or 11.0% of these loans were 30 days or more past due and $1.0 million or 4.3% of these loans were 90 days or more past due. At December 31, 2017, the recorded investment in ACI 1-4 single family residential loans totaled $479.1 million; $30.9 million or 6.5% of these loans were delinquent by 30 days or more and $17.8 million or 3.7% were delinquent by 90 days or more.
During 2017, the Company sold substantially all of the covered home equity loans and lines of credit.
Hurricanes Irma and Harvey
In September 2017, Hurricane Irma made landfall in Florida as a Category 4 hurricane affecting some areas of the state with significant flooding, wind damage and power outages. In addition, the Bank has a limited number of customers and collateral properties located in areas of Texas that were impacted by Hurricane Harvey during August 2017.We performed an extensive review of loans with borrowers and/or collateral located in areas impacted by these storms. This analysis entailed the identification of and direct communication with borrowers located in impacted areas to determine the population of borrowers that may have been significantly impacted as well as consideration of factors including but not limited to level and type of insurance coverage, collateral and lien position, financial condition of the borrowers, delinquency trends and requests by borrowers for forbearance or modification of payment terms.
Commercial Loans
Commercial loans totaling $8.8 million had been modified or granted temporary payment deferrals at December 31, 2017, related to the recent hurricanes. Of these modifications and deferrals, none were determined to be TDRs due to the generally insignificant nature of the payment delays. Approximately $21.1 million of commercial loans have been downgraded to criticized or classified status through December 31, 2017 as a result of the impact of the storms. All of these loans were performing at December 31, 2017.
Residential loans
The following table presents information related to 1-4 single family residential mortgages with borrowers and/or collateral located in areas impacted by Hurricanes Irma and Harvey, at December 31, 2017 (in thousands):

Past due more than 30 days:
Covered loans	$13,523
Non-covered loans	12,814
Total	$26,337
On temporary payment deferrals:
Covered loans	$4,413
Non-covered loans	2,564
Total	$6,977

Based on our assessment, we have concluded that the hurricanes did not materially impact the ability of our borrowers to repay their loans.
Management also considered the impact of the hurricanes in our analysis of investment securities for OTTI, as well as our evaluation of potential impairment of our investment in equipment under operating lease, LIHTC partnerships, servicing assets and OREO and determined there was no material impact.
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
The following tables summarize the Company's impaired loans and non-performing assets at December 31 of the years indicated (dollars in thousands):

	2017			2016			2015
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$1,010	$9,705	$10,715	$918	$566	$1,484	$594	$2,007	$2,601
Home equity loans and lines of credit	331	—	331	2,283	—	2,283	4,724	—	4,724
Other consumer loans	—	821	821	—	2	2	—	7	7
Total residential and other consumer loans	1,341	10,526	11,867	3,201	568	3,769	5,318	2,014	7,332
Commercial:
Non-owner occupied commercial real estate	—	12,716	12,716	—	559	559	—	—	—
Construction and land	—	1,175	1,175	—	1,238	1,238	—	—	—
Owner occupied commercial real estate	—	29,020	29,020	—	19,439	19,439	—	8,274	8,274
Commercial and industrial
Taxi medallion loans	—	106,067	106,067	—	60,660	60,660	—	2,557	2,557
Other commercial and industrial	—	7,049	7,049	—	16,036	16,036	—	35,225	35,225
Commercial lending subsidiaries	—	3,512	3,512	—	32,645	32,645	—	9,920	9,920
Total commercial loans	—	159,539	159,539	—	130,577	130,577	—	55,976	55,976
Total non-accrual loans	1,341	170,065	171,406	3,201	131,145	134,346	5,318	57,990	63,308
Loans past due 90 days and still accruing	—	1,948	1,948	—	1,551	1,551	156	1,369	1,525
TDRs (1)	—	—	—	—	—	—	7,050	1,175	8,225
Total non-performing loans	1,341	172,013	173,354	3,201	132,696	135,897	12,524	60,534	73,058
OREO	2,862	7,018	9,880	4,658	4,882	9,540	8,853	—	8,853
Repossessed assets	—	2,128	2,128	—	3,551	3,551	—	2,337	2,337
Total non-performing assets	4,203	181,159	185,362	7,859	141,129	148,988	21,377	62,871	84,248
Impaired ACI loans and pools on accrual status	—	—	—	—	1,335	1,335	—	—	—
Performing TDRs
Taxi medallion loans	—	—	—	—	36,848	36,848	—	633	633
Other	1,264	24,723	25,987	11,166	26,282	37,448	3,988	4,902	8,890
Total impaired loans and non-performing assets	$5,467	$205,882	$211,349	$19,025	$205,594	$224,619	$25,365	$68,406	$93,771

Non-performing loans to total loans (2) (4)		0.82%	0.81%		0.71%	0.70%		0.38%	0.44%
Non-performing assets to total assets (3)		0.60%	0.61%		0.51%	0.53%		0.26%	0.35%
ALLL to total loans (2)		0.69%	0.68%		0.80%	0.79%		0.76%	0.76%
ALLL to non-performing loans		84.03%	83.53%		113.68%	112.55%		199.82%	172.23%
Net charge-offs to average loans(5)		0.38%	0.38%		0.13%	0.13%		0.09%	0.10%

(1)	Effective January 1, 2016, we are no longer reporting accruing TDRs as non-performing.

(2)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(4)	Non-performing taxi medallion loans comprised 0.51%, 0.32% and 0.02% of total non-covered loans at December 31, 2017, 2016 and 2015, respectively.

(5)	The ratio of charge-offs of taxi medallion loans to average non-covered loans was 0.29% and 0.06% for the years ended December 31, 2017 and 2016, respectively.

	2014			2013
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$604	$49	$653	$293	$194	$487
Home equity loans and lines of credit	3,808	—	3,808	6,559	—	6,559
Other consumer loans	—	173	173	—	75	75
Total residential and other consumer loans	4,412	222	4,634	6,852	269	7,121
Commercial:
Non-owner occupied commercial real estate	—	1,326	1,326	941	1,443	2,384
Construction and land	—	209	209	—	244	244
Owner occupied commercial real estate	—	3,362	3,362	101	2,786	2,887
Commercial and industrial	—	13,666	13,666	2,767	16,612	19,379
Commercial lending subsidiaries	—	9,226	9,226	—	1,370	1,370
Total commercial loans	—	27,789	27,789	3,809	22,455	26,264
Total non-accrual loans	4,412	28,011	32,423	10,661	22,724	33,385
Loans past due 90 days and still accruing	174	715	889	—	512	512
TDRs	2,188	4,435	6,623	1,765	—	1,765
Total non-performing loans	6,774	33,161	39,935	12,426	23,236	35,662
OREO	13,645	135	13,780	39,672	898	40,570
Total non-performing assets	20,419	33,296	53,715	52,098	24,134	76,232
Impaired ACI loans on accrual status(1)	—	—	—	44,286	—	44,286
Performing TDRs	3,866	797	4,663	3,588	1,400	4,988
Total impaired loans and non-performing assets	$24,285	$34,093	$58,378	$99,972	$25,534	$125,506

Non-performing loans to total loans (2)		0.29%	0.32%		0.31%	0.39%
Non-performing assets to total assets (3)		0.17%	0.28%		0.16%	0.51%
ALLL to total loans (2)		0.80%	0.77%		0.76%	0.77%
ALLL to non-performing loans		275.47%	239.24%		246.73%	195.52%
Net charge-offs to average loans		0.08%	0.15%		0.34%	0.31%

(1)	Includes TDRs on accrual status.

(2)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
The increases in the ratios of non-performing loans to total loans and non-performing assets to total assets and the decrease in the ratio of the ALLL to non-performing loans at December 31, 2017 compared to December 31, 2016 and December 31, 2015 were each primarily attributable to the increase in non-accrual taxi medallion loans. The decrease in the ratio of the ALLL to non-performing loans was also impacted by increases in partial charge-offs, the majority of which were related to taxi medallion loans.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $18 million and $16 million at December 31, 2017 and 2016, respectively.
Commercial loans, other than ACI loans, are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and consumer loans, other than ACI loans, are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days of interest is due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
The following table summarizes loans modified in TDRs at December 31, 2017 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer:
Covered	5	$2,221	$118
Non-covered	11	1,234	63
Commercial:
Taxi medallion loans	186	87,942	10,235
Other	18	39,067	6,521
	220	$130,464	$16,937
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $185 million at December 31, 2017, substantially all of which were current as to principal and interest at December 31, 2017.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which evaluates the appropriate strategy for collection to mitigate the amount of credit losses. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard; impaired loans on non-accrual status; loans modified as TDRs; taxi medallion loans; or assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Asset Recovery Committee.
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. Through the program's expiration on December 31, 2016, we offered loan modifications under the HAMP program to eligible borrowers in the residential portfolio. HAMP was a uniform loan modification process that provided eligible borrowers with sustainable monthly mortgage payments equal to a target 31% of their gross monthly income. We began offering a new modification program in late 2016 modeled after the FNMA standard modification program.
Analysis of the Allowance for Loan and Lease Losses
The ALLL relates to (i) loans originated since the FSB acquisition, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition, and (iii) impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, the level of business investment and growth, real estate values, vacancy rates and rental rates in our primary market areas, the level of interest rates, and a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio.

Commercial loans
The allowance is comprised of specific reserves for loans that are individually evaluated and determined to be impaired as well as general reserves for loans that have not been identified as impaired.
Commercial relationships graded substandard or doubtful and on non-accrual status with committed credit facilities greater than or equal to $1.0 million, as well as loans modified in TDRs, are individually evaluated for impairment. Other commercial relationships on non-accrual status with committed balances under $1.0 million may also be evaluated for impairment, at management's discretion. All loans secured by taxi medallions have been placed on non-accrual status and are individually evaluated for impairment. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan’s effective interest rate, the estimated fair value of the loan, or the estimated fair value of collateral less costs to sell. We recognized partial charge-offs at December 31, 2017 on taxi medallion loans, all of which are risk-rated substandard and on non-accrual status, as necessary to reduce the carrying value of the loans to our estimate of the value of New York City taxi medallions based on our cash flow template. Additionally, a specific allowance was recognized equal to the amount by which each loan exceeded 85% of the estimated value, in recognition of the continued declining trend in cash flows and lower prices observed on certain recent taxi medallion transfers. The amount of this specific allowance was determined based on management's judgment.
We believe that loans rated special mention, substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. We apply a quantitative loss factor for loans rated special mention based on average annual probability of default and implied severity, derived from internal and external data. Loss factors for substandard and doubtful loans that are not individually evaluated are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry and internal data. In addition, we apply a floor to these calculated loss factors, based on the loss factor applied to the special mention portfolio.
Since the majority of the non-covered commercial loan portfolio is not yet seasoned enough to exhibit a loss trend, the quantitative loss factors for a majority of pass rated non-covered commercial loans is based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. In 2017, we revised the source of quantitative loss factors for certain loans, as follows:

•	Quantitative loss factors for the Bridge portfolios, small business loans and mortgage warehouse loans are based on the Company’s average historical net charge-off rates.

•
The quantitative loss factor for municipal finance receivables is based on the portfolio's external ratings and Moody's historical transition matrix, as opposed to the historical cumulative default curve for municipal obligations that was used previously.

•	The quantitative loss factor applied to the non-guaranteed portion of SBA loans is based on average historical charge-off rates published by the SBA.
The net impact of these changes on the ALLL was not material.
Where applicable, the peer group used to calculate average annual historical net charge-off rates used in estimating general reserves is made up of the banks included in the OCC Midsize Bank Group plus two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations. The OCC Midsize Bank Group primarily includes commercial banks with total assets ranging from $10 - $50 billion and included 27 banks at December 31, 2017. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
We generally use a 16-quarter loss experience period to calculate quantitative loss rates. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, which were originated in the current economic cycle. With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at December 31, 2017 or 2016.
Residential and other consumer loans
Non-covered Loans
Due to the lack of similarity between the risk characteristics of non-covered loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to non-covered loans. The non-covered loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for non-covered residential loans is based primarily on relevant proxy historical loss rates. The ALLL for non-covered 1-4 single family residential loans is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 16-quarter average net charge-off rate is used to estimate the ALLL for the non-covered home equity and other consumer loan classes. See further discussion of peer group loss factors above. The non-covered home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
Covered non-ACI Loans
Based on an analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average 16-quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans that are projected to roll to default. For non-ACI residential loans, the allowance is initially calculated based on UPB. The total of UPB less the calculated allowance is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any increase or decrease in the allowance for non-ACI residential loans will result in a corresponding increase or decrease in the FDIC indemnification asset. Substantially all of the non-ACI home equity loans were sold in 2017.
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
Covered ACI Loans
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
No ALLL related to 1-4 single family residential ACI pools was recorded at December 31, 2017 or 2016. All of the loans in the home equity ACI pool were sold in the fourth quarter of 2017. No ALLL related to home equity ACI pool was recorded at December 31, 2016.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods from December 31, 2012 through December 31, 2017 indicated (in thousands):

		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2012	$41,228	$8,019	$9,874	$59,121
Provision for (recovery of) loan losses:	33,702	(2,891)	1,153	31,964
Charge-offs:
1-4 single family residential	(10)	—	(1,276)	(1,286)
Home equity loans and lines of credit	—	—	(2,858)	(2,858)
Other consumer loans	(484)	—	—	(484)
Commercial real estate	—	(1,162)	—	(1,162)
Construction and land	—	(77)	—	(77)
Commercial and industrial	(17,987)	(996)	(171)	(19,154)
Total Charge-offs	(18,481)	(2,235)	(4,305)	(25,021)
Recoveries:
Home equity loans and lines of credit	—	—	90	90
Other consumer loans	123	—	—	123
Multi-family	—	—	15	15
Commercial real estate	—	—	191	191
Commercial and industrial	743	—	2,484	3,227
Commercial lending subsidiaries	15	—	—	15
Total Recoveries	881	—	2,780	3,661
Net Charge-offs:	(17,600)	(2,235)	(1,525)	(21,360)
Balance at December 31, 2013	57,330	2,893	9,502	69,725
Provision for (recovery of) loan losses:	41,748	2,311	(2,554)	41,505
Charge-offs:
1-4 single family residential	—	—	(269)	(269)
Home equity loans and lines of credit	—	—	(2,737)	(2,737)
Other consumer loans	(1,083)	(324)	—	(1,407)
Multi-family	—	(285)	—	(285)
Non-owner occupied commercial real estate	(52)	(3,031)	—	(3,083)
Construction and land	—	(635)	(13)	(648)
Owner occupied commercial real estate	—	(356)	—	(356)
Commercial and industrial	(6,033)	(573)	(477)	(7,083)
Commercial lending subsidiaries	(1,586)	—	—	(1,586)
Total Charge-offs	(8,754)	(5,204)	(3,496)	(17,454)
Recoveries:
Home equity loans and lines of credit	—	—	19	19
Other consumer loans	498	—	—	498
Multi-family	—	—	4	4
Non-owner occupied commercial real estate	—	—	3	3
Commercial and industrial	506	—	714	1,220
Commercial lending subsidiaries	22	—	—	22
Total Recoveries	1,026	—	740	1,766
Net Charge-offs:	(7,728)	(5,204)	(2,756)	(15,688)
Balance at December 31, 2014	$91,350	$—	$4,192	$95,542

		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2014	$91,350	$—	$4,192	$95,542
Provision for (recovery of) loan losses:	42,060	—	2,251	44,311
Charge-offs:
1-4 single family residential	—	—	(16)	(16)
Home equity loans and lines of credit	—	—	(1,664)	(1,664)
Owner occupied commercial real estate	(263)	—	—	(263)
Commercial and industrial	(5,731)	—	—	(5,731)
Commercial lending subsidiaries	(7,725)	—	—	(7,725)
Total Charge-offs	(13,719)	—	(1,680)	(15,399)
Recoveries:
Home equity loans and lines of credit	—	—	39	39
Other consumer loans	32	—	—	32
Multi-family	—	—	4	4
Non-owner occupied commercial real estate	2	—	—	2
Commercial and industrial	1,082	—	62	1,144
Commercial lending subsidiaries	153	—	—	153
Total Recoveries	1,269	—	105	1,374
Net Charge-offs:	(12,450)	—	(1,575)	(14,025)
Balance at December 31, 2015	120,960	—	4,868	125,828
Provision for (recovery of) loan losses:	52,592	—	(1,681)	50,911
Charge-offs:
1-4 single family residential	—	—	(442)	(442)
Home equity loans and lines of credit	—	—	(774)	(774)
Other consumer loans	(152)	—	—	(152)
Non-owner occupied commercial real estate	(128)	—	—	(128)
Construction and land	(93)	—	—	(93)
Owner occupied commercial real estate	(2,827)	—	—	(2,827)
Commercial and industrial
Taxi medallion loans	(11,141)	—	—	(11,141)
Other commercial and industrial	(9,121)	—	—	(9,121)
Commercial lending subsidiaries	(2,432)	—	—	(2,432)
Total Charge-offs	(25,894)	—	(1,216)	(27,110)
Recoveries:
1-4 single family residential
Home equity loans and lines of credit	—	—	80	80
Other consumer loans	26	—	—	26
Construction and land	—	—	—	—
Owner occupied commercial real estate	1,193	—	—	1,193
Commercial and industrial
Other commercial and industrial	698	—	49	747
Commercial lending subsidiaries	1,278	—	—	1,278
Total Recoveries	3,195	—	129	3,324
Net Charge-offs:	(22,699)	—	(1,087)	(23,786)
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953

		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953
Provision for (recovery of) loan losses:
1-4 single family residential	862	—	100	962
Home equity loans and lines of credit	—	—	1,318	1,318
Other consumer loans	172	—	—	172
Multi-family	(1,015)	—	—	(1,015)
Non-owner occupied commercial real estate	5,273	—	—	5,273
Construction and land	243	—	—	243
Owner occupied commercial real estate	4,797	—	—	4,797
Commercial and industrial
Taxi medallion loans	58,174	—	—	58,174
Other commercial and industrial	7,262	—	(60)	7,202
Commercial lending subsidiaries	(8,379)	—	—	(8,379)
Total Provision	67,389	—	1,358	68,747
Charge-offs:
1-4 single family residential	(1)	—	(24)	(25)
Home equity loans and lines of credit	—	—	(3,303)	(3,303)
Non-owner occupied commercial real estate	(255)	—	—	(255)
Construction and land	(63)	—	—	(63)
Owner occupied commercial real estate	(2,612)	—	—	(2,612)
Commercial and industrial
Taxi medallion loans	(56,615)	—	—	(56,615)
Other commercial and industrial	(18,320)	—	—	(18,320)
Commercial lending subsidiaries	—	—	—	—
Total Charge-offs	(77,866)	—	(3,327)	(81,193)
Recoveries:
Home equity loans and lines of credit	—	—	67	67
Other consumer loans	26	—	—	26
Owner occupied commercial real estate	2	—	—	2
Commercial and industrial
Other commercial and industrial	2,689	—	60	2,749
Commercial lending subsidiaries	1,444	—	—	1,444
Total Recoveries	4,161	—	127	4,288
Net Charge-offs:	(73,705)	—	(3,200)	(76,905)
Balance at December 31, 2017	$144,537	$—	$258	$144,795

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at December 31 of the years indicated (dollars in thousands):

	2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,140	$—	$257	$10,397	21.6%
Home equity loans and lines of credit	7	—	1	8	—%
Other consumer loans	315	—	—	315	0.1%
	10,462	—	258	10,720	21.7%
Commercial:
Multi-family	23,994	—	—	23,994	15.0%
Non-owner occupied commercial real estate	40,622	—	—	40,622	21.0%
Construction and land	3,004	—	—	3,004	1.5%
Owner occupied commercial real estate	13,611	—	—	13,611	9.4%
Commercial and industrial
Taxi medallion loans	12,214	—	—	12,214	0.6%
Other commercial and industrial	29,698	—	—	29,698	18.8%
Commercial lending subsidiaries	10,932	—	—	10,932	12.0%
	134,075	—	—	134,075	78.3%
	$144,537	$—	$258	$144,795	100.0%

	2016
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,279	$—	$181	$9,460	20.6%
Home equity loans and lines of credit	7	—	1,919	1,926	0.3%
Other consumer loans	117	—	—	117	0.1%
	9,403	—	2,100	11,503	21.0%
Commercial:
Multi-family	25,009	—	—	25,009	19.8%
Non-owner occupied commercial real estate	35,604	—	—	35,604	19.3%
Construction and land	2,824	—	—	2,824	1.6%
Owner occupied commercial real estate	11,424	—	—	11,424	9.0%
Commercial and industrial
Taxi medallion loans	10,655	—	—	10,655	0.9%
Other commercial and industrial	38,067	—	—	38,067	16.6%
Commercial lending subsidiaries	17,867	—	—	17,867	11.8%
	141,450	—	—	141,450	79.0%
	$150,853	$—	$2,100	$152,953	100.0%

	2015
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1-4 single family residential	$11,086	$—	$564	$11,650	21.9%
Home equity loans and lines of credit	4	—	4,304	4,308	0.4%
Other consumer loans	253	—	—	253	0.2%
	11,343	—	4,868	16,211	22.5%
Commercial:
Multi-family	22,317	—	—	22,317	20.9%
Non-owner occupied commercial real estate	26,179	—	—	26,179	17.5%
Construction and land	3,587	—	—	3,587	2.1%
Owner occupied commercial real estate	7,490	—	—	7,490	8.2%
Commercial and industrial	33,661	—	—	33,661	16.7%
Commercial lending subsidiaries	16,383	—	—	16,383	12.1%
	109,617	—	—	109,617	77.5%
	$120,960	$—	$4,868	$125,828	100.0%

	2014
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1-4 single family residential	$7,116	$—	$945	$8,061	27.6%
Home equity loans and lines of credit	17	—	3,247	3,264	1.0%
Other consumer loans	190	—	—	190	0.2%
	7,323	—	4,192	11,515	28.8%
Commercial:
Multi-family	14,970	—	—	14,970	15.8%
Non-owner occupied commercial real estate	17,615	—	—	17,615	14.4%
Construction and land	2,725	—	—	2,725	1.4%
Owner occupied commercial real estate	8,273	—	—	8,273	8.4%
Commercial and industrial	25,867	—	—	25,867	19.4%
Commercial lending subsidiaries	14,577	—	—	14,577	11.8%
	84,027	—	—	84,027	71.2%
	$91,350	$—	$4,192	$95,542	100.0%

	2013
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1-4 single family residential	$6,271	$—	$827	$7,098	32.4%
Home equity loans and lines of credit	12	—	8,243	8,255	1.9%
Other consumer loans	2,187	—	—	2,187	2.4%
	8,470	—	9,070	17,540	36.7%
Commercial:
Multi-family	3,947	323	—	4,270	12.6%
Non-owner occupied commercial real estate	4,401	1,444	8	5,853	11.5%
Construction and land	803	192	6	1,001	1.7%
Owner occupied commercial real estate	6,774	369	6	7,149	8.5%
Commercial and industrial	24,148	565	412	25,125	18.5%
Commercial lending subsidiaries	8,787	—	—	8,787	10.5%
	48,860	2,893	432	52,185	63.3%
	$57,330	$2,893	$9,502	$69,725	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL for non-covered loans at December 31, 2017 decreased from the balance at December 31, 2016, in spite of the growth of the portfolio. This decrease was caused primarily by declines in quantitative loss factors applied to the majority of the non-covered loan portfolio and charge-offs taken, partially offset by the impact of the growth of the loan portfolio and an increase in reserves for criticized and classified loans not individually evaluated for impairment and for taxi medallion loans. Factors influencing the change in the ALLL related to specific loan types at December 31, 2017 as compared to December 31, 2016, include:

•
An $861 thousand increase for non-covered 1-4 single family residential loans was attributable to the growth in the corresponding portfolio, partially offset by declines in both the applicable quantitative historical loss rate and qualitative loss factors.

•
A decrease of $1.0 million for multi-family loans reflected a decrease in the quantitative loss factor and a decline in the corresponding portfolio balance, offset in part by an increase in qualitative loss factors and in criticized and classified loans.

•
An increase of $5.0 million for non-owner occupied commercial real estate loans was primarily driven by the growth of the corresponding portfolio. A net increase in qualitative loss factors and the impact of an increase in criticized and classified loans were offset by a decrease in the quantitative loss factor.

•
An increase of $2.2 million for owner occupied commercial real estate loans was primarily attributable to increases in specific reserves for impaired loans. The impact of the growth of the corresponding portfolio was offset by a net decrease in quantitative and qualitative loss factors.

•
An increase of $1.6 million for taxi medallion loans reflects the specific reserves recognized at December 31, 2017, as discussed previously. Increases in reserves were limited due to the level of charge-offs recognized during the year ended December 31, 2017.

•
A decrease of $8.4 million for other commercial and industrial loans was driven by a decrease in reserves for impaired and other classified loans, primarily due to net charge-offs, and decreases in quantitative and qualitative loss factors, partially offset by growth in the corresponding portfolio.

•
A $6.9 million decrease for commercial lending subsidiaries primarily reflected decreases in the quantitative loss factor and in qualitative loss factors related to portfolio growth trends and credit concentrations, for municipal finance receivables.

For additional information about the ALLL, see Note 5 to the consolidated financial statements.

Goodwill

Goodwill consists of $59 million recorded in conjunction with the FSB Acquisition, $8 million recorded in conjunction with the acquisition of two commercial lending subsidiaries in 2010 and $10 million recorded in conjunction with the SBF acquisition in May 2015. The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year. As of the 2017 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated.
Deposits
A further breakdown of deposits as of December 31, 2017 and 2016 is shown below:
(1) Brokered deposits include certain time deposits at December 31, 2017 and 2016.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2017 (in thousands):

Three months or less	$1,077,250
Over three through six months	868,468
Over six through twelve months	1,322,385
Over twelve months	791,729
$4,059,832
See Note 9 to the consolidated financial statements for more information about the Company's deposits.
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
See Note 10 to the consolidated financial statements for more information about the Company's FHLB advances and senior notes. Additionally, see Note 12 to the consolidated financial statements for more information about derivative instruments the Company uses to manage interest rate risk related to variability in cash flows due to changes in interest rates.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2017 and 2016, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. See Note 15 to the consolidated financial statements for more information about BankUnited's and the Company's regulatory capital ratios and requirements.
Stockholders' equity increased to $3.0 billion at December 31, 2017, an increase of $608 million, or 25.1%, from December 31, 2016, due primarily to the retention of earnings, including the discrete income tax benefit recorded during the fourth quarter of 2017, and to a lesser extent, the exercise of stock options resulting in proceeds of $62.1 million during the year.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 85.0% and 60.2% for the years ended December 31, 2017 and 2016, respectively. We retain a high percentage of our earnings to support our planned growth.
In January 2018, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to $150 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
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
For the years ended December 31, 2017, 2016 and 2015, net cash provided by operating activities was $318.6 million, $308.5 million and $219.5 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $301.8 million, $303.9 million and $295.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Single Family Shared-Loss Agreement are also characterized as investing cash flows. Cash generated by the repayment and resolution of covered loans and reimbursements from the FDIC totaled $469.3 million, $558.5 million and $658.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity until the expected termination of the Single Family Shared-Loss Agreement in 2019.
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
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At December 31, 2017, unencumbered investment securities available for sale totaled $4.0 billion. At December 31, 2017, BankUnited had available borrowing capacity at the FHLB of $4.1 billion, unused borrowing capacity at the FRB of $770 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the non-covered loan portfolio, and resultant requirements for liquidity to fund loans.
Continued growth of deposits and the non-covered loan portfolio and runoff of the covered loan portfolio and FDIC indemnification asset are the most significant trends expected to impact the Bank’s liquidity in the near term.

The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At December 31, 2017, BankUnited’s 30 day total liquidity ratio was 173%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At December 31, 2017, BankUnited’s one year liquidity ratio was 154%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities and the ratio of brokered deposits to total deposits. At December 31, 2017, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Simulations are generated based on both static and dynamic balance sheet assumptions. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment and economic climate. Currently, our model projects instantaneous rate shocks of down 100, plus 100, plus 200, plus 300 and plus 400 basis point shifts as well as flattening and inverted yield curve scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at December 31, 2017 and 2016:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at December 31, 2017 - increase (decrease):
In year 1	(0.3)%	(0.1)%	(0.5)%	(1.4)%	(2.7)%
In year 2	(3.5)%	1.8%	3.2%	4.3%	4.8%
Model Results at December 31, 2016 - increase (decrease) (1):
In year 1	(2.0)%	1.5%	2.8%	3.4%
In year 2	(3.7)%	2.6%	4.6%	6.6%

(1)	Calculations not performed for a 400 basis point rate shock scenario at December 31, 2016
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under six rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at December 31, 2017 due to the current low rate environment. The parameters established by the ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9%, 18%, 27% and 36% in plus or minus 100, 200, 300 and 400 basis point scenarios, respectively. As of December 31, 2017, our simulation for the Bank indicated percentage changes from base EVE of 1.9%, (3.8)%, (8.0)%, (12.4)% and (16.9)% in down 100, plus 100, plus 200, plus 300 and plus 400 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2017, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.0 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $2.4 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.3 billion at December 31, 2017. The aggregate fair value of these interest rate swaps and caps included in other assets was $25.3 million and the aggregate fair value included in other liabilities was $25.4 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
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
For more information on commitments, see Note 17 to the consolidated financial statements.
Contractual Obligations
The following table contains supplemental information regarding our significant outstanding contractual obligations, including interest to be paid on FHLB advances, long-term borrowings and time deposits, as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FHLB advances	$4,795,108	$4,566,103	$229,005	$—	$—
4.875% Senior notes due 2025	556,000	19,500	39,000	39,000	458,500
Operating lease obligations	136,675	22,340	38,670	27,482	48,183
Time deposits	6,409,089	5,282,298	995,667	131,034	90
Capital lease obligations	14,607	1,799	3,813	4,046	4,949
	$11,911,479	$9,892,040	$1,306,155	$201,562	$511,722
Non-GAAP Financial Measures
Tangible book value per common share and tangible common equity to assets ratio are non-GAAP financial measures. Management believes these measures are relevant to understanding the capital position and performance of the Company. Disclosure of these non-GAAP financial measures also provide a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurements of tangible book value per common share and tangible common equity to assets ratio to their comparable GAAP financial measurements of book value per common share and equity to assets ratio, respectively, at December 31 of the years indicated (in thousands except share and per share data):

	2017	2016	2015	2014	2013
Total stockholders' equity	$3,026,062	$2,418,429	$2,243,898	$2,052,534	$1,928,698
Less: goodwill and other intangible assets	77,796	78,047	78,330	68,414	69,067
Tangible stockholders’ equity	$2,948,266	$2,340,382	$2,165,568	$1,984,120	$1,859,631

Common shares issued and outstanding	106,848,185	104,166,945	103,626,255	101,656,702	101,013,014

Book value per common share	$28.32	$23.22	$21.65	$20.19	$19.09

Tangible book value per common share	$27.59	$22.47	$20.90	$19.52	$18.41

Total assets	$30,346,986	$27,880,151	$23,883,467	$19,210,529	$15,046,649

Equity to assets ratio	9.97%	8.67%	9.40%	10.68%	12.82%

Tangible common equity to assets ratio	9.72%	8.39%	9.07%	10.33%	12.36%

Net income, earnings per diluted common share, return on average stockholders' equity and return on average assets, in each case excluding the impact of a discrete income tax benefit and related professional fees are non-GAAP financial measures. Management believes disclosure of these measures enhances readers' ability to compare the Company's financial performance for the current period to that of other periods presented. The following table reconciles these non-GAAP financial measurements to the comparable GAAP financial measurements of net income, earnings per diluted common share, return on average stockholders' equity and return on average assets for the years ended December 31, 2017 and 2015 (in thousands except share and per share data):

	Year Ended December 31, 2017	Year Ended December 31, 2015
Net income excluding the impact of a discrete income tax benefit and related professional fees:
Net income (GAAP)	$614,273	$251,660
Less discrete income tax benefit	(327,945)	(49,323)
Add back related professional fees (net of tax of $1,802 and $524)	4,995	801
Net income excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	$291,323	$203,138

Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees:
Diluted earnings per common share (GAAP)	$5.58	$2.35
Less impact on diluted earnings per common share of discrete income tax benefit and related professional fees, before allocation to participating securities (non-GAAP)	(3.05)	(0.47)
Less impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	0.12	0.02
Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	$2.65	$1.90

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees, before allocation to participating securities:
Discrete income tax benefit and related professional fees, net of tax	$322,950	$48,522
Weighted average shares for diluted earnings per share (GAAP)	105,857,487	102,972,150
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees, before allocation to participating securities (non-GAAP)	$3.05	$0.47

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities:
Discrete income tax benefit and related professional fees, net of tax, allocated to participating securities	$(12,424)	$(1,881)
Weighted average shares for diluted earnings per share (GAAP)	105,857,487	102,972,150
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	$(0.12)	$(0.02)

Year Ended December 31, 2017
Return on average assets, excluding the impact of a discrete income tax benefit and related professional fees:
Return on average assets (GAAP)	2.13%
Less impact on return on average assets of discrete income tax benefit and related professional fees (non-GAAP)	(1.12)%
Return on average assets, excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	1.01%

Impact on return on average assets of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$322,950
Average assets	28,825,394
Impact on return on average assets of discrete income tax benefit and related professional fees (non-GAAP)	1.12%

Return on average stockholders' equity, excluding the impact of a discrete income tax benefit and related professional fees:
Return on stockholders' equity (GAAP)	23.36%
Less impact on return on stockholders' equity of discrete income tax benefit and related professional fees (non-GAAP)	(12.28)%
Return on stockholders' equity, excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	11.08%

Impact on return on average stockholders' equity of discrete income tax benefit and related professional fees:
Discrete income tax benefit and related professional fees, net of tax	$322,950
Average stockholders' equity	2,629,372
Impact on return on average stockholders' equity of discrete income tax benefit and related professional fees (non-GAAP)	12.28%
The effective tax rate excluding the impact of the discrete income tax benefit and the impact of the change in the federal statutory rate on existing deferred tax assets and liabilities is a non-GAAP financial measure. Management believes disclosure of this measure enhances readers' ability to compare the Company's financial performance for the current period to that of other periods presented. The following table reconciles this non-GAAP financial measurement to the comparable GAAP financial measurement of the effective tax rate for the years ended December 31, 2017 and 2015 (dollars in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2015
Effective income tax rate, excluding the impact of a discrete income tax benefit and impact of enactment of the Tax Cuts and Jobs Act of 2017:
Effective income tax rate (GAAP)	(51.9)%	15.2%
Less impact on effective income tax rate of discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP)	82.0%	16.6%
Effective income tax rate, excluding the impact of a discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP)	30.1%	31.8%

Impact on effective income tax rate of discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP):
Discrete income tax benefit	$(327,945)	$(49,323)
Tax benefit recognized from enactment of the Tax Cuts and Jobs Act of 2017	(3,744)	—
	$(331,689)	$(49,323)
Income before income taxes (GAAP)	404,461	296,893
Impact on effective income tax rate of discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP)	(82.0)%	(16.6)%

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
BankUnited, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/KPMG LLP

We have served as the Company's auditor since 2009.
Miami, Florida
February 28, 2018
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
BankUnited, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BankUnited, Inc.'s and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/KPMG LLP
Miami, Florida
February 28, 2018
Certified Public Accountants

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks:
Non-interest bearing	$35,246	$40,260
Interest bearing	159,336	408,053
Cash and cash equivalents	194,582	448,313
Investment securities available for sale, at fair value	6,680,832	6,073,584
Investment securities held to maturity	10,000	10,000
Non-marketable equity securities	265,989	284,272
Loans held for sale	34,097	41,198
Loans (including covered loans of $503,118 and $614,042)	21,416,504	19,395,394
Allowance for loan and lease losses	(144,795)	(152,953)
Loans, net	21,271,709	19,242,441
FDIC indemnification asset	295,635	515,933
Bank owned life insurance	252,462	239,736
Equipment under operating lease, net	599,502	539,914
Goodwill and other intangible assets	77,796	78,047
Other assets	664,382	406,713
Total assets	$30,346,986	$27,880,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,162,032	$2,960,591
Interest bearing	1,666,581	1,523,064
Savings and money market	10,715,024	9,251,593
Time	6,334,842	5,755,642
Total deposits	21,878,479	19,490,890
Federal Home Loan Bank advances	4,771,000	5,239,348
Notes and other borrowings	402,830	402,809
Other liabilities	268,615	328,675
Total liabilities	27,320,924	25,461,722

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 106,848,185 and 104,166,945 shares issued and outstanding	1,068	1,042
Paid-in capital	1,498,227	1,426,459
Retained earnings	1,471,781	949,681
Accumulated other comprehensive income	54,986	41,247
Total stockholders' equity	3,026,062	2,418,429
Total liabilities and stockholders' equity	$30,346,986	$27,880,151

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Loans	$1,001,862	$896,154	$753,901
Investment securities	188,307	150,859	116,817
Other	14,292	12,204	10,098
Total interest income	1,204,461	1,059,217	880,816
Interest expense:
Deposits	170,933	119,773	91,151
Borrowings	83,256	69,059	44,013
Total interest expense	254,189	188,832	135,164
Net interest income before provision for loan losses	950,272	870,385	745,652
Provision for (recovery of) loan losses (including $1,358, $(1,681) and $2,251 for covered loans)	68,747	50,911	44,311
Net interest income after provision for loan losses	881,525	819,474	701,341
Non-interest income:
Income from resolution of covered assets, net	27,450	36,155	50,658
Net loss on FDIC indemnification	(22,220)	(17,759)	(65,942)
Service charges and fees	20,864	19,463	17,876
Gain (loss) on sale of loans, net (including $17,406, $(14,470) and $34,929 related to covered loans)	27,589	(4,406)	40,633
Gain on investment securities available for sale, net	33,466	14,461	8,480
Lease financing	53,837	44,738	35,641
Other non-interest income	16,918	13,765	14,878
Total non-interest income	157,904	106,417	102,224
Non-interest expense:
Employee compensation and benefits	237,824	223,011	210,104
Occupancy and equipment	75,386	76,003	76,024
Amortization of FDIC indemnification asset	176,466	160,091	109,411
Deposit insurance expense	22,011	17,806	14,257
Professional fees	23,676	14,249	14,185
Telecommunications and data processing	13,966	14,343	13,613
Depreciation of equipment under operating lease	35,015	31,580	18,369
Other non-interest expense	50,624	53,364	50,709
Total non-interest expense	634,968	590,447	506,672
Income before income taxes	404,461	335,444	296,893
Provision (benefit) for income taxes	(209,812)	109,703	45,233
Net income	$614,273	$225,741	$251,660
Earnings per common share, basic (see Note 2)	$5.60	$2.11	$2.37
Earnings per common share, diluted (see Note 2)	$5.58	$2.09	$2.35
Cash dividends declared per common share	$0.84	$0.84	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2017	2016	2015

Net income	$614,273	$225,741	$251,660
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	29,724	14,271	(21,657)
Reclassification adjustment for net securities gains realized in income	(20,247)	(8,749)	(5,130)
Net change in unrealized gains on securities available for sale	9,477	5,522	(26,787)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(1,559)	3,766	(13,403)
Reclassification adjustment for net losses realized in income	5,821	9,777	16,020
Net change in unrealized losses on derivative instruments	4,262	13,543	2,617
Other comprehensive income (loss)	13,739	19,065	(24,170)
Comprehensive income	$628,012	$244,806	$227,490

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$614,273	$225,741	$251,660
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(95,145)	(113,979)	(164,376)
Provision for loan losses	68,747	50,911	44,311
Income from resolution of covered assets, net	(27,450)	(36,155)	(50,658)
Net loss on FDIC indemnification	22,220	17,759	65,942
(Gain) loss on sale of loans, net	(27,589)	4,406	(40,633)
Income from bank owned life insurance	(5,508)	(3,469)	(3,102)
Gain on investment securities available for sale, net	(33,466)	(14,461)	(8,480)
Equity based compensation	22,692	18,032	16,027
Depreciation and amortization	61,552	56,444	43,390
Deferred income taxes	57,801	30,189	29,471
Proceeds from sale of loans held for sale	158,621	163,088	169,139
Loans originated for sale, net of repayments	(142,682)	(148,195)	(130,819)
Other:
(Increase) decrease in other assets	(314,121)	24,840	(34,315)
Increase (decrease) in other liabilities	(41,319)	33,359	31,922
Net cash provided by operating activities	318,626	308,510	219,479

Cash flows from investing activities:
Net cash paid in business combination	—	—	(277,553)
Purchase of investment securities available for sale	(3,131,798)	(3,058,106)	(2,093,508)
Proceeds from repayments and calls of investment securities available for sale	1,260,444	724,666	537,992
Proceeds from sale of investment securities available for sale	1,287,591	1,127,983	1,114,020
Purchase of non-marketable equity securities	(248,405)	(255,100)	(141,599)
Proceeds from redemption of non-marketable equity securities	266,688	190,825	113,276
Purchases of loans	(1,300,996)	(1,266,097)	(787,834)
Loan originations, repayments and resolutions, net	(672,338)	(1,394,916)	(3,128,701)
Proceeds from sale of loans, net	196,413	171,367	207,425
Decrease in FDIC indemnification asset for claims filed	21,589	46,083	59,139
Acquisition of equipment under operating lease, net	(94,603)	(87,976)	(187,329)
Other investing activities	(37,161)	(24,960)	(24,020)
Net cash used in investing activities	(2,452,576)	(3,826,231)	(4,608,692)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2017	2016	2,015
Cash flows from financing activities:
Net increase in deposits	2,387,589	2,552,389	3,426,755
Additions to Federal Home Loan Bank advances	4,916,000	4,025,000	3,180,000
Repayments of Federal Home Loan Bank advances	(5,385,000)	(2,795,000)	(2,480,350)
Proceeds from issuance of notes, net	—	—	392,252
Dividends paid	(91,628)	(89,824)	(88,981)
Exercise of stock options	62,095	791	35,647
Other financing activities	(8,837)	5,178	3,873
Net cash provided by financing activities	1,880,219	3,698,534	4,469,196
Net increase (decrease) in cash and cash equivalents	(253,731)	180,813	79,983
Cash and cash equivalents, beginning of period	448,313	267,500	187,517
Cash and cash equivalents, end of period	$194,582	$448,313	$267,500

Supplemental disclosure of cash flow information:
Interest paid	$247,548	$186,525	$130,963
Income taxes paid, net	$69,231	$16,464	$29,346

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$13,313	$17,045	$17,541
Dividends declared, not paid	$23,055	$22,510	$22,380
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$12,750	$57,139

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	101,656,702	$1,017	$1,353,538	$651,627	$46,352	$2,052,534
Comprehensive income	—	—	—	251,660	(24,170)	227,490
Dividends	—	—	—	(89,393)	—	(89,393)
Equity based compensation	664,928	7	16,020	—	—	16,027
Forfeiture of unvested shares	(59,270)	(1)	1	—	—	—
Exercise of stock options	1,363,895	13	35,634	—	—	35,647
Tax benefits from dividend equivalents and equity based compensation	—	—	1,593	—	—	1,593
Balance at December 31, 2015	103,626,255	1,036	1,406,786	813,894	22,182	2,243,898
Comprehensive income	—	—	—	225,741	19,065	244,806
Dividends	—	—	—	(89,954)	—	(89,954)
Equity based compensation	651,760	7	18,026	—	—	18,033
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(159,049)	(1)	(484)	—	—	(485)
Exercise of stock options	47,979	—	791	—	—	791
Tax benefits from dividend equivalents and equity based compensation	—	—	1,340	—	—	1,340
Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	614,273	13,739	628,012
Dividends	—	—	—	(92,173)	—	(92,173)
Equity based compensation	621,806	6	16,990	—	—	16,996
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(271,954)	(3)	(7,294)	—	—	(7,297)
Exercise of stock options	2,331,388	23	62,072	—	—	62,095
Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited; collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 87 banking centers located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at December 31, 2017. The Bank also offers certain commercial lending and deposit products through national platforms.
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
Principles of Consolidation
The consolidated financial statements include the accounts of BankUnited, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. VIEs are consolidated if the Company is the primary beneficiary; i.e., has (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company has variable interests in affordable housing limited partnerships that are not required to be consolidated because the Company is not the primary beneficiary.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, both interest bearing and non-interest bearing, including amounts on deposit at the Federal Reserve Bank, and federal funds sold. Cash equivalents have original maturities of three months or less. For purposes of reporting cash flows, cash receipts and payments pertaining to FHLB advances with original maturities of three months or less are reported net.
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity and marketable equity securities are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI, a separate component of stockholders' equity. Securities classified as available for sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes, changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities, using the level yield method. Premiums are amortized to the call date if the call is considered to be clearly and closely related to the host contract. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, home equity loans and lines of credit, consumer, multi-family, owner and non-owner occupied commercial real estate, construction and land, and commercial and industrial loans, mortgage warehouse lines of credit and direct financing leases. The Company segregates its loan portfolio between covered and non-covered loans. Covered loans are loans acquired from the FDIC in the FSB Acquisition that are covered under the Single Family Shared-Loss Agreement. Covered loans are further segregated between ACI loans and non-ACI loans.
Non-covered Loans
Non-covered loans, other than non-covered ACI loans, are carried at UPB, net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the ALLL.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Interest income on these loans is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the level yield method.
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
ACI Loans
ACI loans, all of which were acquired in the FSB Acquisition and the substantial majority of which are covered under the Single Family Shared-Loss Agreement, are those for which, at acquisition, management determined it probable that the Company would be unable to collect all contractual principal and interest payments due. These loans were recorded at estimated fair value at acquisition, measured as the present value of all cash flows expected to be received, discounted at an appropriately risk-adjusted discount rate. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Covered Non-ACI Loans
Loans acquired in the FSB Acquisition without evidence of deterioration in credit quality since origination were initially recorded at estimated fair value on the acquisition date. Non-ACI 1-4 single family residential mortgage loans and home equity loans and lines of credit with similar risk characteristics were aggregated into pools for accounting purposes at acquisition. Non-ACI loans are carried at the principal amount outstanding, adjusted for unamortized acquisition date fair value adjustments and the ALLL. Interest income is accrued based on the UPB and, with the exception of home equity loans and lines of credit, acquisition date fair value adjustments are amortized using the level-yield method over the expected lives of the related loans. For non-ACI 1-4 family residential mortgage loans accounted for in pools, prepayment estimates are used in determining the periodic amortization of acquisition date fair value adjustments. Acquisition date fair value adjustments related to revolving home equity loans and lines of credit are amortized on a straight-line basis.
Non-accrual Loans
Commercial loans, other than ACI loans, are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Given continued unstable conditions in the taxi industry, continued declines in ridership, and the relatively long amortization periods for most of these loans, there exists an increasing level of uncertainty with respect to the Company's ability to collect all contractual principal and interest on taxi medallion loans. Therefore, all taxi medallion loans have been placed on non-accrual status. Residential and consumer loans, other than ACI loans, are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Payments received on nonaccrual commercial loans are applied as a reduction of principal. Interest payments are recognized as income on a cash basis on nonaccrual residential loans. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential and consumer loans are returned to accrual status when there is no longer 90 days of interest due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
Contractually delinquent ACI loans are not classified as non-accrual as long as discount continues to be accreted on the loans or pools.
Impaired Loans
Loans, other than ACI loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships with committed balances greater than or equal to $1.0 million that have internal risk ratings of substandard or doubtful and are on non-accrual status, as well as loans that have been modified in TDRs, are individually evaluated for impairment. Other commercial relationships on non-accrual status with committed balances under $1.0 million may also be evaluated individually for impairment at management's discretion. All loans secured by taxi medallions are individually evaluated for impairment. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Troubled Debt Restructurings
In certain situations due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ACI loans accounted for in pools, the related loan is classified as a TDR and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below that commensurate with the risk profile of the loans, modification of payment terms and other actions intended to minimize economic loss. A TDR is generally placed on non-accrual status at the time of the modification unless the borrower was performing prior to the restructuring. Modified ACI loans accounted for in pools are not accounted for as TDRs, are not separated from the pools and are not classified as impaired loans.
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
An assessment of collateral value is made at no later than 120 days delinquency for non-covered open- and closed-end loans secured by residential real estate; any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Covered non-ACI loans secured by residential real estate are generally charged off at final resolution which is consistent with the terms of the Single Family Shared-Loss Agreement. Consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when management deems them to be uncollectible. Subsequent recoveries are credited to the ALLL.
Non-covered Loans
The non-covered residential and home equity portfolio segments have not yet developed an observable loss trend. Due to several factors, there is a lack of similarity between the risk characteristics of non-covered loans and covered loans in the residential and home equity portfolios. Therefore, management does not believe it is appropriate to use the historical performance of the covered residential loans as a basis for calculating the ALLL applicable to the non-covered loans. The ALLL for non-covered 1-4 single family residential loans is based on average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008. Loans included in these securitizations have credit characteristics, such as LTV and FICO scores, considered by management to be comparable to characteristics of loans in the non-covered 1-4 single family residential portfolio. The ALLL for non-covered home equity and other consumer loans is based on peer group average historical loss rates.
The credit quality of loans in the residential portfolio segment may be impacted by fluctuations in home values, unemployment, general economic conditions, borrowers' financial circumstances and fluctuations in interest rates.
The credit quality of commercial loans is impacted by general and industry specific economic conditions and other factors that may influence debt service coverage generated by the borrowers' businesses as well as fluctuations in the value of real estate and other collateral. For loans evaluated individually for impairment and determined to be impaired, a specific allowance is established based on the present value of expected cash flows discounted at the loan's effective interest rate, the estimated fair value of the loan, or for collateral dependent loans, the estimated fair value of collateral less costs to sell.
Commercial loans, other than ACI commercial loans, not individually determined to be impaired are grouped based on common risk characteristics. Quantitative loss factors for pass rated commercial loans in portfolio segments that have not yet

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

developed an observable loss trend are based primarily on peer group average historical loss rates and the Bank's internal credit risk rating system. Quantitative loss factors for the Bridge portfolios, small business loans and mortgage warehouse loans are based on the Company's average historical net charge-off rates. The quantitative loss factor applied to the non-guaranteed portion of SBA loans is based on average historical charge-off rates published by the SBA. The quantitative loss factor for municipal loans and direct finance leases is based on the portfolio's external ratings and Moody's historical transition matrix. Quantitative loss rates are generally based on a four-quarter loss emergence period and a 16-quarter loss experience period; for municipal loans and leases, a 12-quarter loss emergence period is used.
The source of quantitative loss factors for the Bridge portfolios, municipal loans and leases, SBA loans, and mortgage warehouse loans was revised in 2017, with no material impact to the ALLL. Where applicable, the peer group used to calculate average annual historical net charge-off rates used in estimating the Bank's general reserves is a group of 27 banks made up of the banks included in the OCC Midsize Bank Group and two additional banks in the New York region that management believes to be comparable based on size and nature of lending operations.
The quantitative loss factor for loans rated special mention is based on average annual probability of default and implied severity, derived from internal and external data. Loss factors for substandard and doubtful loans that are not individually evaluated for impairment are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry data.
Qualitative adjustments are made to the ALLL when, based on management's judgment and experience, there are internal or external factors impacting incurred losses not taken into account by the quantitative calculations. Management has categorized potential qualitative adjustments into the following categories:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as evaluated by our independent credit review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition, legal and regulatory requirements and unusual events.
Covered Non-ACI Loans
Calculated loss frequency and severity percentages are applied to the UPB of non-ACI 1-4 single family residential mortgages and home equity loans and lines of credit to calculate the ALLL. Based on an analysis of historical portfolio performance, OREO and short sale data, and other internal and external factors, management has concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential and home equity portfolio classes. For each of these portfolio classes, a quarterly roll rate matrix is used to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average 16-quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent within a four quarter loss emergence period. Loss severity given default is estimated based on internal data about short sales and OREO sales. The ALLL calculation incorporates a 100% loss severity assumption for home equity loans and lines of credit projected to roll to 120 days delinquency. Substantially all non-ACI home equity loans and lines of credit were sold in the fourth quarter of 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments. The reserve is calculated in a manner similar to the general reserve for non-covered loans, while also considering the timing and likelihood that the available credit will be utilized as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Gains and losses from resolution of ACI loans are included in the income statement line item "Income from resolution of covered assets, net." These gains and losses represent the difference between the expected losses from ACI loans and consideration actually received in satisfaction of such loans that were resolved either by payment in full, foreclosure or short sale. The Company may also realize gains or losses on the sale or impairment of covered loans or covered OREO. When the Company recognizes gains or losses related to the resolution, sale or impairment of covered assets in earnings, corresponding changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements are reflected in the consolidated financial statements as increases or decreases in the FDIC indemnification asset and in the consolidated statement of income line item "Net loss on FDIC indemnification."
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
Goodwill
Goodwill of $78 million at both December 31, 2017 and 2016 represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value. The estimated fair value of the reporting unit is based on the market capitalization of the Company's common stock. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.
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
December 31, 2017

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
The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the related tax positions will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the tax positions. An uncertain tax position is a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law. The Company measures tax benefits related to uncertain tax positions based on the largest benefit that has a greater than 50% likelihood of being realized

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

upon settlement. If the initial assessment fails to result in recognition of a tax benefit, the Company subsequently recognizes a tax benefit if (i) there are changes in tax law or case law that raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an examination resulting in a settlement of that tax year or position with the appropriate agency. The Company recognizes interest and penalties related to uncertain tax positions, as well as interest income or expense related to tax settlements, in the provision for income taxes.
Equity Based Compensation
The Company periodically grants unvested or restricted shares of common stock and other share-based awards to key employees. For equity classified awards, compensation cost is measured based on the estimated fair value of the awards at the grant date and is recognized in earnings on a straight-line basis over the requisite service period for each award. Liability-classified awards are remeasured each reporting period at fair value until the award is settled, and compensation cost is recognized in earnings on a straight-line basis over the requisite service period for each award, adjusted for changes in fair value each reporting period. Compensation cost related to awards that embody performance conditions is recognized when it is probable that the performance conditions will be achieved. The number of awards expected to vest is estimated in determining the amount of compensation cost to be recognized related to share-based payment transactions.
The fair value of unvested shares is based on the closing market price of the Company's common stock at the date of grant. Market conditions embedded in awards are reflected in the grant-date fair value of the awards.
Derivative Financial Instruments and Hedging Activities
Interest rate derivative contracts
The Company uses interest rate derivative contracts, such as swaps, caps, floors and collars, in the normal course of business to meet the financial needs of its customers and to manage exposure to changes in interest rates. Interest rate contracts are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate swaps that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow hedging instruments. The gain or loss resulting from changes in the fair value of interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, management determines that the designation of the derivative as a hedging instrument is no longer appropriate or the occurrence of the forecasted transaction is no longer probable. When hedge accounting is discontinued, any subsequent changes in fair value of the derivative are recognized in earnings. The cumulative unrealized gain or loss related to a discontinued cash flow hedge continues to be reported in AOCI and is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period, in which case the cumulative unrealized gain or loss reported in AOCI is reclassified into earnings immediately.
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
December 31, 2017

Advertising Costs
Advertising costs are expensed as incurred.
Earnings per Common Share
Basic earnings per common share is calculated by dividing income allocated to common stockholders for basic earnings per common share by the weighted average number of common shares outstanding for the period, reduced by average unvested stock awards. Unvested stock awards with non-forfeitable rights to dividends, whether paid or unpaid, and stand-alone dividend participation rights are considered participating securities and are included in the computation of basic earnings per common share using the two class method whereby net income is allocated between common stock and participating securities. In periods of a net loss, no allocation is made to participating securities as they are not contractually required to fund net losses. Diluted earnings per common share is computed by dividing income allocated to common stockholders for basic earnings per common share, adjusted for earnings reallocated from participating securities, by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unexercised stock options, warrants and unvested stock awards using the treasury stock method. Contingently issuable shares are included in the calculation of earnings per common share as if the end of the respective period was the end of the contingency period.
Reclassifications
Certain amounts presented for prior periods have been reclassified to conform to the current period presentation.
New Accounting Pronouncements Adopted in 2017
ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarified the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. A company performing the assessment under these amendments is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence, without also considering whether the contingency is related to interest rates or credit risks. The adoption of this standard had no impact on the Company's consolidated financial position, results of operations or cash flows.
ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplified several aspects of the accounting for share-based payment transactions. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense as opposed to additional paid-in-capital was applied prospectively and resulted in the recognition of $3.7 million in excess tax benefits in the consolidated statement of income line item "Provision for income taxes" for the year ended December 31, 2017, increasing net income by the same amount and increasing basic and diluted earnings per share by $0.03. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows; the impact of adoption was not material. The Company elected to continue its practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share-based payment transactions.
ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removed step two of the goodwill impairment test. The Company elected to early adopt this ASU in the third quarter of 2017. Adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.
ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU required certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount were not impacted. The Company early-adopted this ASU with no material impact on the Company's consolidated financial position, results of operations or cash flows.
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU eliminated the requirement to separately measure and report hedge ineffectiveness after initial qualification. For qualifying cash flow and net investment hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in OCI, and amounts deferred in AOCI are reclassified to earnings in the same

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The new guidance also permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, such as a regression analysis, if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. The ASU allows for more hedging strategies to be eligible for hedge accounting. From a disclosure standpoint, to help users of the financial statements better understand the effects of hedge accounting, the guidance requires revised tabular disclosures that focus on the effect of hedge accounting by income statement line, and eliminates the requirement to disclose hedge ineffectiveness because this amount is no longer separately measured. The adoption of this ASU had no impact on the Company's consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Financial instruments and lease contracts are generally outside the scope of the ASU as are revenues that are in the scope of ASC 860 "Transfers and Servicing", ASC 460 "Guarantees" and ASC 815 "Derivatives and Hedging". The FASB has issued subsequent ASUs to clarify certain aspects of ASU 2014-09, without changing the core principle of the guidance and to defer the effective date of ASU 2014-09 to annual periods and interim periods within fiscal years beginning after December 15, 2017. Substantially all of the Company's revenues have historically been generated from activities that are outside the scope of the ASU. Service charges on deposit accounts, which totaled approximately $13 million for the year ended December 31, 2017 is the most significant category of revenue identified as within the scope of the ASU; however, management does not expect the amount and timing of recognition of such revenue to be impacted by adoption. The Company will apply this ASU for the first quarter of 2018 to contracts not completed on the date of adoption using the modified retrospective method. The Company does not expect adoption to have a significant impact on its financial condition, results of operations or cash flows and therefore does not expect to record any cumulative effect of initial application. Adoption of the ASU will result in some expanded disclosure about revenue from contracts with customers.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU that are expected to be applicable to the Company include provisions to: 1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's current practice. This ASU will be adopted by the Company for the first quarter of 2018 by means of a cumulative-effect adjustment to the balance sheet, except for amendments related to equity securities without readily determinable fair values, which will be applied prospectively. Equity investments that will no longer be reported as available for sale and for which fair value changes will be recognized in earnings after adoption totaled $64 million and had unrealized gains of $3.6 million at December 31, 2017. The Company expects to record a cumulative effect adjustment to reclassify unrealized gains on these equity securities, net of related income taxes, of $2.2 million from AOCI to retained earnings upon adoption. Adoption of the ASU will impact the Company's disclosures about the fair values of financial instruments.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for lease terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Lessees and lessors are required to apply the provisions of the ASU at the beginning of the earliest period presented using a modified retrospective approach. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls. The Company has acquired and implemented software to facilitate calculation and reporting of the lease liability and right of use asset. Certain accounting policy decisions have been made including use of the incremental borrowing rate to determine the discount rate and assumptions around inclusion of renewals in lease terms. The most significant impact of adoption is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate leases currently classified as operating leases. At its November 29, 2017 meeting, the FASB proposed allowing entities the option of applying the provisions of the ASU at the effective date without adjusting the comparative periods presented. The Company is monitoring these and other proposed modifications to the requirements of this ASU.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value, and be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The ASU requires expanded disclosures including, but not limited to (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for AFS and HTM securities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, however, the Company does not intend to early adopt this ASU. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial position, results of operations or cash flows; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and implemented credit loss models for key portfolio segments, chosen loss estimation methodologies for key portfolio segments, and selected a software solution to serve as its CECL platform.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide guidance on eight specific cash flow classification issues where there has been diversity in practice. The guidance in the ASU that is expected to be most applicable to the Company requires: (1) cash payments for debt prepayment or extinguishment costs to be classified as cash outflows for financing activities, (2) proceeds from settlement of insurance claims to be classified on the basis of the nature of the loss and (3) cash proceeds from settlement of bank-owned life insurance policies to be classified as cash flows from investing activities. Cash payments for premiums on bank-owned life insurance may be classified as cash flows for investing activities, operating activities or a combination thereof. The amendments in this ASU will be adopted for the first quarter of 2018 and will be applied retrospectively to each period presented. The provisions of this ASU are generally consistent with the Company's current practice; therefore, adoption is not expected to significantly impact the Company's consolidated cash flows.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from AOCI to retained earnings of stranded tax effects in AOCI resulting from enactment of the Tax Cuts and Jobs Act (the “Act”). The amount of that reclassification is the difference between (1) the amount initially charged or credited directly to other comprehensive income at the previously enacted federal corporate income tax rate that remains in AOCI and (2) the amount that would have been charged or credited using the newly enacted federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. The amendments in this ASU

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for the Company for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company intends to early adopt this ASU in the first quarter of 2018 with the amendments in this ASU being applied at the beginning of the period. Stranded tax effects resulting from the Act totaled approximately $11.7 million at December 31, 2017.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

c	2017	2016	2015
Basic earnings per common share:
Numerator:
Net income	$614,273	$225,741	$251,660
Distributed and undistributed earnings allocated to participating securities	(23,250)	(8,760)	(9,742)
Income allocated to common stockholders for basic earnings per common share	$591,023	$216,981	$241,918
Denominator:
Weighted average common shares outstanding	106,574,448	104,097,182	103,187,530
Less average unvested stock awards	(1,104,035)	(1,157,378)	(1,128,416)
Weighted average shares for basic earnings per common share	105,470,413	102,939,804	102,059,114
Basic earnings per common share	$5.60	$2.11	$2.37
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$591,023	$216,981	$241,918
Adjustment for earnings reallocated from participating securities	(263)	62	54
Income used in calculating diluted earnings per common share	$590,760	$217,043	$241,972
Denominator:
Weighted average shares for basic earnings per common share	105,470,413	102,939,804	102,059,114
Dilutive effect of stock options	387,074	716,366	913,036
Weighted average shares for diluted earnings per common share	105,857,487	103,656,170	102,972,150
Diluted earnings per common share	$5.58	$2.09	$2.35
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at December 31, 2017 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at December 31, 2017, 2016, and 2015 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	2017	2016	2015
Unvested shares and share units	1,431,761	1,303,208	1,040,385
Stock options and warrants	1,850,279	1,850,279	1,851,376

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The following table summarizes the estimated fair values of assets acquired and liabilities assumed (in thousands):

Assets:
Loans held for investment	$173,809
Loans held for sale	82,143
Servicing rights	10,418
Other assets	4,397
Total assets	270,767
Total liabilities	3,620
Estimated fair value of net assets acquired	267,147
Consideration issued	277,553
Excess of consideration issued over fair value of net assets acquired	$10,406
Note 4    Investment Securities
Investment securities available for sale consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities	$24,981	$—	$(28)	$24,953
U.S. Government agency and sponsored enterprise residential MBS	2,043,373	16,094	(1,440)	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	233,522	1,330	(344)	234,508
Private label residential MBS and CMOs	613,732	16,473	(1,958)	628,247
Private label commercial MBS	1,033,022	13,651	(258)	1,046,415
Single family rental real estate-backed securities	559,741	3,823	(858)	562,706
Collateralized loan obligations	720,429	3,252	—	723,681
Non-mortgage asset-backed securities	119,939	1,808	—	121,747
Preferred stocks	59,912	3,631	—	63,543
State and municipal obligations	640,511	17,606	(914)	657,203
SBA securities	534,534	16,208	(60)	550,682
Other debt securities	4,090	5,030	—	9,120
	$6,587,786	$98,906	$(5,860)	$6,680,832

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Investment securities held to maturity at December 31, 2017 and 2016 consisted of one State of Israel bond with a carrying value of $10 million. Fair value approximated carrying value at December 31, 2017 and 2016. The bond matures in 2024.
At December 31, 2017, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$663,592	$674,291
Due after one year through five years	3,196,717	3,232,157
Due after five years through ten years	2,229,852	2,264,131
Due after ten years	437,713	446,710
Preferred stocks with no stated maturity	59,912	63,543
	$6,587,786	$6,680,832
Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2017 was 4.9 years. The effective duration of the investment portfolio as of December 31, 2017 was 1.7 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.6 billion and $1.8 billion at December 31, 2017 and 2016, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table provides information about gains and losses on investment securities available for sale for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Proceeds from sale of investment securities available for sale	$1,287,591	$1,127,983	$1,114,020

Gross realized gains	$37,530	$14,924	$8,955
Gross realized losses	(4,064)	—	(475)
Net realized gain	33,466	14,924	8,480
OTTI	—	(463)	—
Gain on investment securities available for sale, net	$33,466	$14,461	$8,480
During the year ended December 31, 2016, OTTI was recognized on two positions in one private label commercial MBS. These positions were sold at a loss before the end of 2016.
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at December 31, 2017 and 2016 (in thousands):

	2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,953	$(28)	$—	$—	$24,953	$(28)
U.S. Government agency and sponsored enterprise residential MBS	471,120	(1,141)	13,028	(299)	484,148	(1,440)
U.S. Government agency and sponsored enterprise commercial MBS	26,265	(344)	—	—	26,265	(344)
Private label residential MBS and CMOs	330,068	(1,858)	5,083	(100)	335,151	(1,958)
Private label commercial MBS	81,322	(258)	—	—	81,322	(258)
Single family rental real estate-backed securities	94,750	(858)	—	—	94,750	(858)
State and municipal obligations	30,715	(49)	60,982	(865)	91,697	(914)
SBA securities	21,300	(10)	15,427	(50)	36,727	(60)
	$1,080,493	$(4,546)	$94,520	$(1,314)	$1,175,013	$(5,860)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2017 and 2015. As discussed above, OTTI was recognized on two positions in one private label commercial MBS during the year ended December 31, 2016. The Company does not intend to sell securities that are in significant unrealized loss positions at December 31, 2017 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2017, 71 securities were in unrealized loss positions. The amount of impairment related to 28 of these securities was considered insignificant, totaling approximately $277 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Treasury securities
At December 31, 2017, one U.S. Treasury security was in unrealized loss position. The amount of impairment is less than 1% of amortized cost. The timely payment of principal and interest on this security is explicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payments of principal and interest, the impairment is considered to be temporary.
U.S. Government agency and sponsored enterprise residential and commercial MBS
At December 31, 2017, eleven U.S. Government agency and sponsored enterprise residential MBS and three U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. For eight fixed rate securities, the amount of impairment for each of the securities was less than 3% of amortized cost and was primarily attributable to an increase in medium and long-term market interest rates subsequent to the date of acquisition. For the remaining six variable rate securities, the amount of impairment was less than 1% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Private label residential MBS and CMOs
At December 31, 2017, twelve private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was 2% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of December 31, 2017. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS
At December 31, 2017, three private label commercial MBS were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 1% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities
At December 31, 2017, six single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. The amount of impairment of each of the individual securities was less than 2% of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
State and municipal obligations
At December 31, 2017, six state and municipal obligations were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 3% of amortized cost. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses and management's ability and intent to hold the securities until recovery, the impairments were considered to be temporary.
SBA Securities
At December 31, 2017, one SBA security was in an unrealized loss position. The amount of impairment was less than 1% of amortized cost. This security was purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on this security is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairment was considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5    Loans and Allowance for Loan and Lease Losses
At December 31, 2017 and 2016, loans consisted of the following (dollars in thousands):

	2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,116,814	$479,068	$26,837	$4,622,719	21.6%
Home equity loans and lines of credit	1,654	—	361	2,015	—%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Included in non-covered loans above are $34 million and $47 million at December 31, 2017 and 2016, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At December 31, 2017 and 2016, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $738 million and $643 million, respectively.
The following table presents the components of the investment in direct financing leases as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Total minimum lease payments to be received	$792,064	$689,631
Estimated unguaranteed residual value of leased assets	17,872	3,704
Gross investment in direct financing leases	809,936	693,335
Unearned income	(76,900)	(55,891)
Initial direct costs	5,184	5,287
	$738,220	$642,731

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017, future minimum lease payments to be received under direct financing leases were as follows (in thousands):

Years Ending December 31:
2018	$189,017
2019	158,846
2020	121,930
2021	74,536
2022	49,781
Thereafter	197,954
$792,064
During both of the years ended December 31, 2017 and 2016, the Company purchased 1-4 single family residential loans totaling $1.3 billion.
At December 31, 2017, the Company had pledged real estate loans with UPB of approximately $10.5 billion and recorded investment of approximately $10.0 billion as security for FHLB advances.
At December 31, 2017 and 2016, the UPB of ACI loans was $1.1 billion and $1.5 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

Balance at December 31, 2014	$1,005,312
Reclassifications from non-accretable difference	192,291
Accretion	(295,038)
Balance at December 31, 2015	902,565
Reclassifications from non-accretable difference	76,751
Accretion	(303,931)
Balance at December 31, 2016	675,385
Reclassifications from non-accretable difference	81,501
Accretion	(301,827)
Balance at December 31, 2017	$455,059
Reclassifications from non-accretable difference in the table above for the year ended December 31, 2017 included $16.3 million of remaining accretable yield included in the determination of the recorded investment in the pool of ACI home equity loans and lines of credit, which was sold in its entirety in the fourth quarter of 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Covered loan sales
During the years ended December 31, 2017, 2016 and 2015, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	2017	2016	2015
UPB of loans sold	$203,970	$241,348	$249,038

Cash proceeds, net of transaction costs	$169,828	$171,367	$207,425
Recorded investment in loans sold	152,422	185,837	172,496
Gain (loss) on sale of covered loans, net	$17,406	$(14,470)	$34,929

Gain (loss) on FDIC indemnification, net	$(1,523)	$11,615	$(28,051)

Allowance for loan and lease losses
Activity in the ALLL for the years ended December 31, 2017, 2016, and 2015 is summarized as follows (in thousands):

	2017
	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,503	$141,450	$152,953
Provision for (recovery of) loan losses:
Covered loans	1,418	(60)	1,358
Non-covered loans	1,034	66,355	67,389
Total provision	2,452	66,295	68,747
Charge-offs:
Covered loans	(3,327)	—	(3,327)
Non-covered loans	(1)	(77,865)	(77,866)
Total charge-offs	(3,328)	(77,865)	(81,193)
Recoveries:
Covered loans	67	60	127
Non-covered loans	26	4,135	4,161
Total recoveries	93	4,195	4,288
Ending balance	$10,720	$134,075	$144,795

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	2016
	Residential and Other Consumer	Commercial	Total
Beginning balance	$16,211	$109,617	$125,828
Provision for (recovery of) loan losses:
Covered loans	(1,632)	(49)	(1,681)
Non-covered loans	(1,814)	54,406	52,592
Total provision	(3,446)	54,357	50,911
Charge-offs:
Covered loans	(1,216)	—	(1,216)
Non-covered loans	(152)	(25,742)	(25,894)
Total charge-offs	(1,368)	(25,742)	(27,110)
Recoveries:
Covered loans	80	49	129
Non-covered loans	26	3,169	3,195
Total recoveries	106	3,218	3,324
Ending balance	$11,503	$141,450	$152,953

	2015
	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,515	$84,027	$95,542
Provision for (recovery of) loan losses:
Covered loans	2,317	(66)	2,251
Non-covered loans	3,988	38,072	42,060
Total provision	6,305	38,006	44,311
Charge-offs:
Covered loans	(1,680)	—	(1,680)
Non-covered loans	—	(13,719)	(13,719)
Total charge-offs	(1,680)	(13,719)	(15,399)
Recoveries:
Covered loans	39	66	105
Non-covered loans	32	1,237	1,269
Total recoveries	71	1,303	1,374
Ending balance	$16,211	$109,617	$125,828

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents information about the balance of the ALLL and related loans as of December 31, 2017 and 2016 (in thousands):

	2017			2016
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$10,720	$134,075	$144,795	$11,503	$141,450	$152,953
Covered loans:
Ending balance	$258	$—	$258	$2,100	$—	$2,100
Ending balance: non-ACI loans individually evaluated for impairment	$118	$—	$118	$529	$—	$529
Ending balance: non-ACI loans collectively evaluated for impairment	$140	$—	$140	$1,571	$—	$1,571
Ending balance: ACI loans	$—	$—	$—	$—	$—	$—
Non-covered loans:
Ending balance	$10,462	$134,075	$144,537	$9,403	$141,450	$150,853
Ending balance: loans individually evaluated for impairment	$63	$18,776	$18,839	$12	$19,229	$19,241
Ending balance: loans collectively evaluated for impairment	$10,399	$115,299	$125,698	$9,391	$122,221	$131,612
Ending balance: ACI loans	$—	$—	$—	$—	$—	$—
Loans:			0
Covered loans:
Ending balance	$503,118	$—	$503,118	$614,042	$—	$614,042
Ending balance: non-ACI loans individually evaluated for impairment	$2,221	$—	$2,221	$12,396	$—	$12,396
Ending balance: non-ACI loans collectively evaluated for impairment	$21,829	$—	$21,829	$65,404	$—	$65,404
Ending balance: ACI loans	$479,068	$—	$479,068	$536,242	$—	$536,242
Non-covered loans:
Ending balance	$4,196,080	$16,717,306	$20,913,386	$3,495,775	$15,285,577	$18,781,352
Ending balance: loans, other than ACI loans, individually evaluated for impairment	$1,234	$173,706	$174,940	$561	$176,932	$177,493
Ending balance: loans, other than ACI loans, collectively evaluated for impairment	$4,194,846	$16,509,824	$20,704,670	$3,495,207	$15,061,707	$18,556,914
Ending balance: ACI loans	$—	$33,776	$33,776	$7	$46,938	$46,945

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Credit quality information
The table below presents information about loans or ACI pools identified as impaired as of December 31, 2017 and 2016 (in thousands):

	2017			2016
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
1-4 single family residential	$120	$122	$—	$—	$—	$—
Non-owner occupied commercial real estate	10,922	10,838	—	510	512	—
Construction and land	1,175	1,175	—	1,238	1,238	—
Owner occupied commercial real estate	22,002	22,025	—	16,834	16,894	—
Commercial and industrial
Taxi medallion loans	13,560	13,559	—	18,107	18,107	—
Other commercial and industrial	345	374	—	6,172	6,172	—
Commercial lending subsidiaries	—	—	—	10,620	10,510	—
With a specific allowance recorded:
1-4 single family residential	1,114	1,090	63	561	546	12
Multi-family	23,173	23,175	1,732	—	—	—
Owner occupied commercial real estate	3,075	3,079	2,960	491	513	263
Commercial and industrial
Taxi medallion loans	92,507	92,508	12,214	73,131	73,147	5,948
Other commercial and industrial	3,626	3,624	1,540	29,452	29,463	9,168
Commercial lending subsidiaries	3,321	3,296	330	21,712	21,605	3,850
Total:
Residential and other consumer	$1,234	$1,212	$63	$561	$546	$12
Commercial	173,706	173,653	18,776	178,267	178,161	19,229
	$174,940	$174,865	$18,839	$178,828	$178,707	$19,241
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$1,061	$1,203	$—	$1,169	$1,391	$—
Home equity loans and lines of credit	—	—	—	2,255	2,286	—
With a specific allowance recorded:
1-4 single family residential	1,160	1,314	118	1,272	1,514	181
Home equity loans and lines of credit	—	—	—	7,700	7,804	348
	$2,221	$2,517	$118	$12,396	$12,995	$529
Non-covered impaired loans include commercial real estate ACI loans modified in TDRs with a carrying value of $1.3 million as of December 31, 2016. Interest income recognized on impaired loans and pools for the year ended December 31, 2017 was approximately $9.6 million. The interest income recognized on impaired loans for the years ended December 31, 2016 and 2015 was not material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents the average recorded investment in impaired loans for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$868	$2,345	$301	$3,067	$82	$3,655
Home equity loans and lines of credit	—	8,403	—	9,225		4,830
	868	$10,748	301	$12,292	82	$8,485
Commercial:
Multi-family	4,259		—		291
Non-owner occupied commercial real estate	5,537		710		1,001
Construction and land	2,789		797		—
Owner occupied commercial real estate	19,882		14,645		5,117
Commercial and industrial
Taxi medallion loans	108,977		45,012		—
Other commercial and industrial	38,275		40,443		35,976
Commercial lending subsidiaries	22,865		15,052		14,835
	202,584		116,659		57,220
	$203,452		$116,960		$57,302
In addition to the above, a pool of ACI home equity loans and lines of credit was impaired during 2017. All of the loans from this pool were sold in the fourth quarter of 2017. The average balance of impaired ACI home equity loans and lines of credit for the year ended December 31, 2017 was $3.9 million.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents the recorded investment in loans on non-accrual status as of December 31, 2017 and 2016 (in thousands):

	2017		2016
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$9,705	$1,010	$566	$918
Home equity loans and lines of credit	—	331	—	2,283
Other consumer loans	821	—	2	—
	10,526	$1,341	568	$3,201
Commercial:
Non-owner occupied commercial real estate	12,716		559
Construction and land	1,175		1,238
Owner occupied commercial real estate	29,020		19,439
Commercial and industrial
Taxi medallion loans	106,067		60,660
Other commercial and industrial	7,049		16,036
Commercial lending subsidiaries	3,512		32,645
	159,539		130,577
	$170,065		$131,145
Non-covered loans contractually delinquent by 90 days or more and still accruing totaled $1.9 million and $1.6 million at December 31, 2017 and 2016, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $4.1 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following tables summarize key indicators of credit quality for the Company's loans as of December 31, 2017 and 2016. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for non-covered loans, based on original LTV and FICO score:

	2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$92,316	$117,319	$185,193	$815,828	$1,210,656
60% - 70%	101,158	103,506	147,592	590,693	942,949
70% - 80%	149,958	183,376	324,887	1,139,969	1,798,190
More than 80%	33,776	32,563	30,404	125,415	222,158
	$377,208	$436,764	$688,076	$2,671,905	$4,173,953

	2016
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$87,035	$113,401	$163,668	$751,291	$1,115,395
60% - 70%	80,694	94,592	124,180	523,970	823,436
70% - 80%	110,509	148,211	276,425	907,450	1,442,595
More than 80%	22,115	9,058	15,470	42,280	88,923
	$300,353	$365,262	$579,743	$2,224,991	$3,470,349

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Commercial credit exposure, based on internal risk rating:

	2017
					Commercial and Industrial
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,124,819	$4,360,827	$305,043	$1,954,464	$—	$3,965,241	$2,478,998	$16,189,392
Special mention	34,837	33,094	—	22,161	—	37,591	55,551	183,234
Substandard	59,297	80,880	5,441	33,145	104,682	27,010	27,950	338,405
Doubtful	—	—	—	2,972	1,385	1,918	—	6,275
	$3,218,953	$4,474,801	$310,484	$2,012,742	$106,067	$4,031,760	$2,562,499	$16,717,306

	2016
					Commercial and Industrial
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Commercial Lending Subsidiaries	Total
Pass	$3,811,822	$3,694,931	$309,675	$1,672,199	$40,460	$3,112,590	$2,255,444	$14,897,121
Special mention	12,000	7,942	—	33,274	—	19,009	—	72,225
Substandard	5,852	28,935	1,238	30,377	138,035	68,704	31,572	304,713
Doubtful	—	—	—	—	178	8,162	3,178	11,518
	$3,829,674	$3,731,808	$310,913	$1,735,850	$178,673	$3,208,465	$2,290,194	$15,285,577

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Aging of loans:
The following table presents an aging of loans as of December 31, 2017 and 2016. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	2017					2016
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential	$4,145,079	$17,224	$6,094	$5,556	$4,173,953	$3,457,606	$10,355	$325	$2,063	$3,470,349
Home equity loans and lines of credit	1,633	21	—	—	1,654	1,120	—	—	—	1,120
Other consumer loans	19,958	15	—	500	20,473	24,306	—	—	—	24,306
Multi-family	3,218,953	—	—	—	3,218,953	3,829,674	—	—	—	3,829,674
Non-owner occupied commercial real estate	4,464,967	7,549	—	2,285	4,474,801	3,730,470	754	—	584	3,731,808
Construction and land	309,309	—	—	1,175	310,484	309,675	—	—	1,238	310,913
Owner occupied commercial real estate	2,004,397	1,292	499	6,554	2,012,742	1,726,826	1,557	797	6,670	1,735,850
Commercial and industrial
Taxi medallion loans	88,394	6,048	3,333	8,292	106,067	137,856	7,037	4,563	29,217	178,673
Other commercial and industrial	4,025,784	4,291	291	1,394	4,031,760	3,198,008	2,515	954	6,988	3,208,465
Commercial lending subsidiaries	2,561,647	852	—	—	2,562,499	2,284,435	12	3,247	2,500	2,290,194
	$20,840,121	$37,292	$10,217	$25,756	$20,913,386	$18,699,976	$22,230	$9,886	$49,260	$18,781,352
Covered loans:
Non-ACI loans:
1-4 single family residential	$21,076	$1,603	$—	$1,010	$23,689	$29,406	$481	$—	$918	$30,805
Home equity loans and lines of credit	30	—	—	331	361	43,129	1,255	534	2,077	46,995
	$21,106	$1,603	$—	$1,341	$24,050	$72,535	$1,736	$534	$2,995	$77,800
ACI loans:
1-4 single family residential	$448,125	$10,388	$2,719	$17,836	$479,068	$500,272	$13,524	$2,990	$15,562	$532,348
Home equity loans and lines of credit	—	—	—	—	—	3,460	148	23	263	3,894
	$448,125	$10,388	$2,719	$17,836	$479,068	$503,732	$13,672	$3,013	$15,825	$536,242
1-4 single family residential and home equity ACI loans that are contractually delinquent by more than 90 days and accounted for in pools that are on accrual status because discount continues to be accreted totaled $18 million and $16 million at December 31, 2017 and 2016, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Loan Concentrations:
At December 31, 2017 and 2016, 1-4 single family residential loans outstanding were collateralized by property located in the following states (dollars in thousands):

	2017
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$1,094,058	$23,780	$1,117,838	26.2%	23.9%
New York	873,360	16,847	890,207	20.9%	19.0%
Florida	552,556	281,396	833,952	13.2%	17.8%
Virginia	181,912	22,290	204,202	4.4%	4.4%
Others	1,472,067	158,444	1,630,511	35.3%	34.9%
	$4,173,953	$502,757	$4,676,710	100.0%	100.0%

	2016
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$904,107	$37,330	$941,437	26.1%	23.3%
Florida	487,294	300,198	787,492	14.0%	19.5%
New York	763,824	16,403	780,227	22.0%	19.3%
Virginia	152,113	30,818	182,931	4.4%	4.5%
Others	1,163,011	178,404	1,341,415	33.5%	33.4%
	$3,470,349	$563,153	$4,033,502	100.0%	100.0%
No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at December 31, 2017 or 2016. At December 31, 2017, 43.4% and 36.4% of loans in the non-covered commercial portfolio were to borrowers in Florida and the New York tri-state area, respectively. At December 31, 2016, 43.1% and 39.2% of loans in the non-covered commercial portfolio were to borrowers in Florida and the New York tri-state area, respectively.
Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $3 million and $5 million at December 31, 2017 and 2016, respectively. The recorded investment in residential mortgage loans in the process of foreclosure totaled $11 million and $8 million at December 31, 2017 and 2016, respectively, substantially all of which were covered loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Troubled debt restructurings
The following tables summarize loans that were modified in TDRs during the years ended December 31, 2017, 2016 and 2015, as well as loans modified during the years ended December 31, 2017, 2016 and 2015 that experienced payment defaults during the periods (dollars in thousands):

	2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	7	$676	5	$595
Multi-family	2	23,173	—	—
Owner occupied commercial real estate	3	4,685	—	—
Commercial and industrial
Taxi medallion loans	110	48,526	8	2,725
Other commercial and industrial	2	1,378	—	—
	124	$78,438	13	$3,320

	2016
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	2	$326	—	$—
Owner occupied commercial real estate	3	5,117	1	491
Commercial and industrial
Taxi medallion loans	74	64,854	15	8,657
Other commercial and industrial	8	23,247	2	1,482
Commercial lending subsidiaries	6	6,735	1	2,500
	93	$100,279	19	$13,130
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	17	$2,016	1	$370
ACI loans:
Owner occupied commercial real estate	1	$825	—	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	2015
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
Non-owner occupied commercial real estate	1	$548	—	$—
Commercial and industrial
Taxi medallion loans	2	1,260	1	627
	3	$1,808	1	$627
Covered loans:
Non-ACI loans:
1-4 single family residential	2	$239	—	$—
Home equity loans and lines of credit	28	6,208	7	1,231
	30	$6,447	7	$1,231
ACI loans:
Owner occupied commercial real estate	1	$500	—	$—
Modifications during the years ended December 31, 2017, 2016 and 2015 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,358)	$1,039	$(319)
Income from resolution of covered assets, net	27,450	(21,912)	5,538
Gain on sale of covered loans	17,406	(1,514)	15,892
Loss on covered OREO	(203)	167	(36)
	$43,295	$(22,220)	$21,075

	2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$1,681	$(1,472)	$209
Income from resolution of covered assets, net	36,155	(28,946)	7,209
Loss on sale of covered loans	(14,470)	11,615	(2,855)
Loss on covered OREO	(1,301)	1,044	(257)
	$22,065	$(17,759)	$4,306

	2015
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(2,251)	$1,826	$(425)
Income from resolution of covered assets, net	50,658	(40,395)	10,263
Gain on sale of covered loans	34,929	(28,051)	6,878
Loss on covered OREO	(1,014)	678	(336)
	$82,322	$(65,942)	$16,380

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Changes in the FDIC indemnification asset, and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement, for the years ended December 31, 2017, 2016 and 2015, were as follows (in thousands):

Balance at December 31, 2014	$974,335
Amortization	(109,411)
Reduction for claims filed	(59,139)
Net loss on FDIC indemnification	(65,942)
Balance at December 31, 2015	739,843
Amortization	(160,091)
Reduction for claims filed	(46,083)
Net loss on FDIC indemnification	(17,759)
Balance at December 31, 2016	515,910
Amortization	(176,466)
Reduction for claims filed	(21,589)
Net loss on FDIC indemnification	(22,220)
Balance at December 31, 2017	$295,635
The balances at December 31, 2017 and 2016 are reflected in the consolidated balance sheets as follows (in thousands):

	2017	2016
FDIC indemnification asset	$295,635	$515,933
Other liabilities	—	(23)
	$295,635	$515,910
Note 7    Equipment Under Operating Lease
Equipment under operating lease consists primarily of railcars and other transportation equipment. The components of equipment under operating lease as of December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Equipment under operating lease	$674,434	$589,716
Less: accumulated depreciation	(74,932)	(49,802)
Equipment under operating lease, net	$599,502	$539,914
The Company recognized impairment of $4.1 million during the year ended December 31, 2016, related to a group of tank cars impacted by new safety regulations. This impairment charge is included in "Depreciation of equipment under operating lease" in the accompanying consolidated statements of income. No impairment was recognized during the years ended December 31, 2017 and 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

At December 31, 2017, scheduled minimum rental payments under operating leases were as follows (in thousands)

Years Ending December 31:
2018	$50,173
2019	46,547
2020	40,956
2021	31,425
2022	25,185
Thereafter through 2032	58,304
$252,590
Note 8    Premises and Equipment and Lease Commitments
Premises and equipment are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Buildings and improvements	$18,793	$22,470
Leasehold improvements	70,298	68,403
Furniture, fixtures and equipment	35,675	36,094
Computer equipment	21,078	18,559
Software and software licensing rights	42,908	38,002
Aircraft and automobiles	11,744	11,857
	200,496	195,385
Less: accumulated depreciation	(121,477)	(104,268)
Premises and equipment, net	$79,019	$91,117
Buildings and improvements includes $11 million related to property under capital lease at both December 31, 2017 and 2016.
Depreciation and amortization expense related to premises and equipment, including amortization of assets recorded under capital leases, was $19.4 million, $21.3 million and $22.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was $27.5 million, $27.6 million, and $27.1 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2017, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2018	$22,340
2019	21,129
2020	17,541
2021	15,770
2022	11,712
Thereafter through 2034	48,183
$136,675
Note 9    Deposits
The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,069,565	—%	$2,968,192	—%	$2,732,654	—%
Interest bearing	1,586,390	0.81%	1,382,717	0.60%	1,169,921	0.49%
Money market	9,364,498	0.85%	7,946,447	0.64%	6,313,340	0.57%
Savings	365,603	0.21%	415,205	0.23%	536,026	0.32%
Time	6,094,336	1.27%	5,326,630	1.12%	4,305,857	1.11%
	$20,480,392	0.83%	$18,039,191	0.66%	$15,057,798	0.61%
Time deposit accounts with balances of $100,000 or more totaled approximately $4.1 billion and $3.9 billion at December 31, 2017 and 2016, respectively. Time deposit accounts with balances of $250,000 or more totaled $2.3 billion and $2.1 billion at December 31, 2017 and 2016, respectively.
The following table presents maturities of time deposits as of December 31, 2017 (in thousands):

Maturing in:
2018	$5,228,690
2019	630,719
2020	345,861
2021	101,715
2022	27,809
Thereafter	48
$6,334,842
Included in deposits at December 31, 2017 are public funds deposits of $2.6 billion and brokered deposits of $2.4 billion. Investment securities available for sale with a carrying value of $1.2 billion were pledged as security for public funds deposits at December 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Interest bearing demand	$12,873	$8,343	$5,782
Money market	79,645	50,802	36,005
Savings	752	972	1,739
Time	77,663	59,656	47,625
	$170,933	$119,773	$91,151
Note 10    Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2017 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2018—One month or less	$2,425,000	1.20%	1.42%	1.35%
2018—Over one month	2,121,000	1.25%	1.69%	1.43%
2019	100,000	1.46%	1.57%	1.52%
2020	125,000	1.67%	1.78%	1.73%
Carrying value	$4,771,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2017, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $10.7 billion as collateral for advances from the FHLB.
At December 31, 2017 and 2016 outstanding senior notes payable and other borrowings consisted of the following (dollars in thousands):

	2017	2016
Principal amount of 4.875% senior notes	$400,000	$400,000
Unamortized discount and debt issuance costs	(6,275)	(6,908)
	393,725	393,092
Capital lease obligations	9,105	9,717
	$402,830	$402,809
The senior notes mature on November 17, 2025 with interest payable semiannually. The notes have an effective interest rate of 5.12%, after consideration of issuance discount and costs. The notes may be redeemed by the Company, in whole or in part, at any time prior to August 17, 2025 at the greater of a) 100% of the principal balance or b) the sum of the present values of the remaining scheduled payments of principal and interest on the securities discounted to the redemption date at i) the rate on a United States Treasury security with a maturity comparable to the remaining maturity of the senior notes that would be used to price new issues of corporate debt securities with a maturity comparable to the remaining maturity of the senior notes plus ii) 40 basis points. The senior notes may be redeemed at any time after August 17, 2025 at 100% of principal plus accrued and unpaid interest.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

At December 31, 2017, BankUnited had available borrowing capacity at the FHLB of approximately $4.1 billion, unused borrowing capacity at the FRB of approximately $770 million and unused Federal funds lines of credit with other financial institutions totaling $70 million.
Note 11    Income Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Current:
Federal	$(251,880)	$51,806	$18,230
State	(15,733)	27,708	(2,468)
	(267,613)	79,514	15,762
Deferred:
Federal	46,377	35,045	20,509
State	11,424	(4,856)	8,962
	57,801	30,189	29,471
	$(209,812)	$109,703	$45,233
A reconciliation of expected income tax expense at the statutory federal income tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 follows (dollars in thousands):

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$141,561	35.00%	$117,405	35.00%	$103,912	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(29,511)	(7.30)%	(23,215)	(6.92)%	(14,279)	(4.81)%
State income taxes, net of federal tax benefit	19,332	4.78%	15,894	4.74%	12,889	4.34%
Uncertain tax positions - lapse of statute of limitations	(2,696)	(0.66)%	—	—%	(6,166)	(2.08)%
Discrete income tax benefit	(327,945)	(81.08)%	—	—%	(49,323)	(16.61)%
Other, net	(10,553)	(2.61)%	(381)	(0.12)%	(1,800)	(0.60)%
	$(209,812)	(51.87)%	$109,703	32.70%	$45,233	15.24%
The discrete income tax benefit recognized in the year ended December 31, 2017 related to a matter that arose during an ongoing audit of the Company's 2013 federal income tax return. During that audit, the Company asserted that U.S. federal income taxes paid in respect of certain income previously reported by the Company on its 2012, 2013 and 2014 federal income tax returns related to the basis assigned to certain loans acquired in the FSB Acquisition should be refunded to the Company, in light of guidance issued after the relevant returns had been filed (including Treasury Regulations finalized in October 2017 clarifying and modifying the treatment of such acquired loans). The IRS issued a FAA in the fourth quarter of 2017 agreeing with the Company's position. In light of this communication, the Company concluded that it is more likely than not to realize this income tax benefit and recorded the benefit in the fourth quarter of 2017. Prior to receipt of the FAA, the Company had not taken a position reflecting this benefit on any original or amended income tax returns. The discrete income tax benefit recognized includes expected refunds of federal income tax of $295.0 million, as well as $8.7 million in estimated interest on the federal refund and estimated refunds of $24.2 million from certain state and local taxing jurisdictions.
The Company is continuing to evaluate whether it has claims in other state jurisdictions and whether it may have any claims for federal or state income taxes relating to tax years prior to 2012. The Company has not reached any conclusion as to

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

when or to what extent it may have any claims relating to such other state and local taxing jurisdictions or in respect of prior tax years.
The discrete income tax benefit recognized in the year ended December 31, 2015 related to additional tax basis recognized with respect to certain assets. The additional tax basis results in increased taxable losses or reduced taxable income upon the final disposition of those assets.
The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017, reducing the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. A tax benefit of $3.7 million, representing the impact of the rate change on deferred tax assets and liabilities existing at the date of enactment, was recognized in earnings during the quarter ended December 31, 2017 and is included in the "Other, net" line item in the reconciliation above.
The components of deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$66,395	$130,004
Allowance for loan and lease losses	33,309	52,670
Net operating loss and tax credit carryforwards	15,892	11,641
Other	31,859	51,911
Gross deferred tax assets	147,455	246,226
Deferred tax liabilities:
Net unrealized gains on investment securities available for sale	24,657	30,566
Lease financing, due to differences in depreciation	113,161	145,700
Other	13,468	7,020
Gross deferred tax liabilities	151,286	183,286
Net deferred tax asset (liability)	$(3,831)	$62,940
Based on the evaluation of available evidence, management has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the amount of taxable income available for carryback and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2017, remaining carryforwards included federal net operating loss carryforwards in the amount of $10.0 million, expiring from 2029 through 2032, Florida net operating loss carryforwards in the amount of $100.4 million, expiring from 2030 through 2036, and state tax credit carryforwards in the amount of $9.4 million, expiring through 2018.
Deferred tax benefits of $2.0 million were recognized for the year ended December 31, 2015 related to enacted changes in state tax laws.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $64 million and $71 million at December 31, 2017 and 2016, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $26 million and $53 million at December 31, 2017 and 2016, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2017 was approximately $72 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the years ended December 31, 2017, 2016 and 2015.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company has a liability for unrecognized tax benefits relating to uncertain state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 follows (in thousands):

	2017	2016	2015
Balance, beginning of period	$72,736	$43,412	$36,622
Additions for tax positions related to the current year	1,882	2,713	2,909
Additions for tax positions related to prior periods	1,661	25,168	11,618
Reductions due to changes in tax positions taken	(15,316)	—	—
Reductions due to settlements with taxing authorities	—	(200)	(246)
Reductions due to lapse of the statute of limitations	(2,229)	—	(5,438)
	58,734	71,093	45,465
Interest and penalties	486	1,643	(2,053)
Balance, end of period	$59,220	$72,736	$43,412
As of December 31, 2017, 2016 and 2015, the Company had $43.6 million, $45.0 million and $27.0 million of unrecognized state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2017 as a result of settlements with taxing authorities range from zero to $41.2 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2017 and 2016, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $3.2 million and $2.5 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense were $0.3 million, $1.1 million and $(1.8) million in 2017, 2016 and 2015, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. Income tax returns for the tax years ended December 31, 2017, 2016, 2015, 2014 and 2013 remain subject to examination in the U.S. Federal and various state tax jurisdictions. The tax years ended December 31, 2009, 2010, 2011 and 2012 remain subject to examination by certain states.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2017, 2016 and 2015 was not material.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
The CME amended its rules effective January 2017 to legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at December 31, 2017.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at December 31, 2017 and 2016 (dollars in thousands):

	2017
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	1.77%	3-Month Libor	4.3	$2,046,000	Other assets / Other liabilities	$2,350	$—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.87%	Indexed to 1-month Libor	6.4	1,028,041	Other assets / Other liabilities	10,856	(13,173)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.87%	6.4	1,028,041	Other assets / Other liabilities	14,410	(12,189)
Interest rate caps purchased, indexed to 1-month Libor			2.81%	1.3	145,354	Other assets	11	—
Interest rate caps sold, indexed to 1-month Libor		2.81%		1.3	145,354	Other liabilities	—	(11)
					$4,392,790		$27,627	$(25,373)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The following table provides information about the amount of loss reclassified from AOCI into interest expense for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Amount of Loss Reclassified from AOCI on Derivatives			Location of Loss Reclassified from AOCI into Income
	2017	2016	2015
Interest rate contracts	$(9,621)	$(16,161)	$(21,610)	Interest expense on borrowings
Interest rate contracts	—	—	(4,869)	Interest expense on deposits
	$(9,621)	$(16,161)	$(26,479)
During the years ended December 31, 2017, 2016 and 2015, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2017, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $1.2 million.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at December 31, 2017 and 2016 (in thousands):

	2017
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$13,217	$—	$13,217	$(7,996)	$(5,221)	$—
Derivative liabilities	(13,173)	—	(13,173)	7,996	4,962	(215)
	$44	$—	$44	$—	$(259)	$(215)

	2016
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$29,849	$—	$29,849	$(27,485)	$—	$2,364
Derivative liabilities	(51,362)	—	(51,362)	27,485	23,796	(81)
	$(21,513)	$—	$(21,513)	$—	$23,796	$2,283
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At December 31, 2017, the Company had pledged investment securities available for sale with a carrying amount of $31 million as collateral for interest rate swaps in a liability position. Financial collateral of $7.0 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in AOCI are summarized as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$49,131	$(19,407)	$29,724
Amounts reclassified to gain on investment securities available for sale, net	(33,466)	13,219	(20,247)
Net change in unrealized gains on investment securities available for sale	15,665	(6,188)	9,477
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(2,577)	1,018	(1,559)
Amounts reclassified to interest expense on borrowings	9,621	(3,800)	5,821
Net change in unrealized losses on derivative instruments	7,044	(2,782)	4,262
Other comprehensive income	$22,709	$(8,970)	$13,739

	2016
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$23,588	$(9,317)	$14,271
Amounts reclassified to gain on investment securities available for sale, net	(14,461)	5,712	(8,749)
Net change in unrealized gains on investment securities available for sale	9,127	(3,605)	5,522
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	6,225	(2,459)	3,766
Amounts reclassified to interest expense on borrowings	16,161	(6,384)	9,777
Net change in unrealized losses on derivative instruments	22,386	(8,843)	13,543
Other comprehensive income	$31,513	$(12,448)	$19,065

	2015
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(34,470)	$12,813	$(21,657)
Amounts reclassified to gain on investment securities available for sale, net	(8,480)	3,350	(5,130)
Net change in unrealized gains on investment securities available for sale	(42,950)	16,163	(26,787)
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(22,635)	9,232	(13,403)
Amounts reclassified to interest expense on deposits	4,869	(1,923)	2,946
Amounts reclassified to interest expense on borrowings	21,610	(8,536)	13,074
Net change in unrealized losses on derivative instruments	3,844	(1,227)	2,617
Other comprehensive loss	$(39,106)	$14,936	$(24,170)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The categories of AOCI and changes therein are presented below for the years ended December 31, 2017, 2016 and 2015(in thousands):

	Unrealized Gains on Investment Securities Available for Sale	Unrealized Losses on Derivative Instruments	Total
Balance at December 31, 2014	$68,322	$(21,970)	$46,352
Other comprehensive loss	(26,787)	2,617	(24,170)
Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income	5,522	13,543	19,065
Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	9,477	4,262	13,739
Balance at December 31, 2017	$56,534	$(1,548)	$54,986

Other
In conjunction with a previous acquisition, the Company issued 1,834,160 warrants to purchase its common stock. The warrants expire in November 2018 and are exercisable at an exercise price of $9.47, in exchange for which the holder is entitled to receive 0.0827 shares of BKU common stock and cash of $1.73.
In January 2018, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice.
Note 14    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the 2010 Plan. In 2014, the Board of Directors and the Company's stockholders approved the 2014 Plan. The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 246,151 shares remain available for issuance as of December 31, 2017. The number of shares of common stock available for issuance under the 2014 Plan is 4,000,000, of which 2,892,439 shares remain available for issuance as of December 31, 2017. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plans may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Compensation cost of equity based awards:
Unvested and restricted share awards	$18,087	$16,885	$15,573
Executive share-based awards	3,416	1,482	294
Incentive awards	1,289	—	—
Total compensation cost of equity based awards	22,792	18,367	15,867
Related tax benefits	(8,576)	(6,899)	(5,965)
Compensation cost of equity based awards, net of tax	$14,216	$11,468	$9,902
Share Awards
Unvested share awards
A summary of activity related to unvested share awards for the years ended December 31, 2017, 2016 and 2015 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2014	829,225	$30.06
Granted	664,928	32.06
Vested	(394,498)	28.72
Canceled or forfeited	(59,270)	29.82
Unvested share awards outstanding, December 31, 2015	1,040,385	31.86
Granted	651,760	31.00
Vested	(428,167)	31.79
Canceled or forfeited	(143,278)	31.31
Unvested share awards outstanding, December 31, 2016	1,120,700	31.46
Granted	621,806	40.24
Vested	(553,007)	31.67
Canceled or forfeited	(81,022)	34.51
Unvested share awards outstanding, December 31, 2017	1,108,477	$36.06
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting during the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share data):

	2017	2016	2015
Range of the closing price on date of grant	$33.21 - $40.84	$29.78 - $33.76	$31.35 - $38.63
Aggregate grant date fair value of shares vesting	$17,514	$13,613	$11,330
Substantially all of the shares vest in equal annual installments over a period of three years from the date of grant. Unvested shares participate in dividends declared on the Company's common stock on a one-for-one basis.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Unrecognized compensation cost for unvested share awards outstanding at December 31, 2017 totaled $22.7 million, which will be recognized over a weighted average remaining period of 1.84 years.
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
A summary of activity related to executive share-based awards for the years ended December 31, 2017 and 2016 follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2015	—	—
Granted	97,852	57,873
Vested	(19,291)	—
Unvested executive share-based awards outstanding, December 31, 2016	78,561	57,873
Granted	47,848	47,848
Vested	(35,241)	—
Unvested executive share-based awards outstanding, December 31, 2017	91,168	105,721
RSUs granted during the year ended December 31, 2016 included a grant of 39,979 RSUs that vest five years from the date of grant. The first tranche of RSUs granted vested on December 31, 2016. The Company cash settled these share units in the amount of $0.8 million during the first quarter of 2017. As a result of this cash settlement, all RSUs and PSUs have been determined to be liability instruments and will be remeasured at fair value each reporting period until the awards are settled. The RSUs vested on December 31, 2017 will be settled during the first quarter of 2018.
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
The total liability for these executive share-based awards was $3.9 million at December 31, 2017. The total unrecognized compensation cost of $5.3 million for unvested executive share-based awards at December 31, 2017 will be recognized over a weighted average remaining period of 2.07 years.
Based on the closing price of the Company's common stock on the date of grant, 25,321 and 41,645 unvested share awards were granted to certain of the Company's executives in 2017 and 2015, respectively, based on the achievement of performance criteria pre-established by the Compensation Committee. These shares are included in the summary of activity related to unvested share awards above.
Incentive awards
Beginning in 2017, the Company's annual incentive compensation arrangements provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant. The total liability for the incentive share awards was $1.3 million at December 31, 2017. The total unrecognized compensation

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

cost of $3.9 million for these share awards at December 31, 2017 will be recognized over a weighted average remaining period of 3.00 years.
Option Awards
A summary of activity related to stock option awards for the years ended December 31, 2017, 2016 and 2015 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2014	5,015,047	$26.49
Exercised	(1,363,895)	26.14
Option awards outstanding, December 31, 2015	3,651,152	26.62
Exercised	(47,979)	16.50
Canceled or forfeited	(1,097)	63.74
Option awards outstanding, December 31, 2016	3,602,076	26.74
Exercised	(2,331,388)	26.63
Option awards outstanding and exercisable, December 31, 2017	1,270,688	$26.93
The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $25.8 million, $0.9 million and $8.7 million, respectively.
There were no option awards granted during the years ended December 31, 2017, 2016 and 2015. Additional information about options outstanding and exercisable at December 31, 2017 is presented in the following table:

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$11.14	13,160	1.73	$389
$15.94 - $19.97	29,145	2.59	672
$22.18 - $22.31	41,417	3.47	764
$27	1,170,847	3.08	16,064
$63.74	16,119	0.93	—
	1,270,688	3.04	$17,889
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a select group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $1.5 million, $1.5 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Deferred compensation liabilities of $21 million and $20 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2017 and 2016, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2017, 2016 and 2015, BankUnited made matching contributions to the 401(k) Plan of approximately $5.5 million, $5.2 million and $4.9 million, respectively.
Note 15    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2017 and 2016, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company and the Bank as of December 31, 2017 and 2016 (dollars in thousands):

	2017
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,892,069	9.72%	N/A (1)	N/A (1)	$1,189,944	4.00%
CET1 risk-based capital	$2,892,069	13.11%	$1,434,193	6.50%	$992,903	4.50%
Tier 1 risk-based capital	$2,892,069	13.11%	$1,765,161	8.00%	$1,323,871	6.00%
Total risk based capital	$3,041,004	13.78%	$2,206,451	10.00%	$1,765,161	8.00%
BankUnited:
Tier 1 leverage	$3,107,920	10.47%	$1,483,796	5.00%	$1,187,037	4.00%
CET1 risk-based capital	$3,107,920	14.13%	$1,429,999	6.50%	$989,999	4.50%
Tier 1 risk-based capital	$3,107,920	14.13%	$1,759,999	8.00%	$1,319,999	6.00%
Total risk based capital	$3,255,221	14.80%	$2,199,999	10.00%	$1,759,999	8.00%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in between 2016 and 2019. When fully phased in on January 1, 2019, the Bank and the Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at December 31, 2017.
BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the FRB. At December 31, 2017, the reserve requirement for BankUnited was $91 million.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following tables present assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 (in thousands):

	2017
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$24,953	$—	$—	$24,953
U.S. Government agency and sponsored enterprise residential MBS	—	2,058,027	—	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	—	234,508	—	234,508
Private label residential MBS and CMOs	—	576,033	52,214	628,247
Private label commercial MBS	—	1,046,415	—	1,046,415
Single family rental real estate-backed securities	—	562,706	—	562,706
Collateralized loan obligations	—	723,681	—	723,681
Non-mortgage asset-backed securities	—	121,747	—	121,747
Preferred stocks	63,543	—	—	63,543
State and municipal obligations	—	657,203	—	657,203
SBA securities	—	550,682	—	550,682
Other debt securities	—	3,791	5,329	9,120
Servicing rights	—	—	30,737	30,737
Derivative assets	—	27,627	—	27,627
Total assets at fair value	$88,496	$6,562,420	$88,280	$6,739,196
Derivative liabilities	$—	$25,373	$—	$25,373
Total liabilities at fair value	$—	$25,373	$—	$25,373

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.
The following tables reconcile changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017
	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$120,610	$4,572	$27,159
Gains (losses) for the period included in:
Net income	25,547	—	(5,821)
Other comprehensive income	(27,569)	766	—
Discount accretion	6,181	280	—
Purchases or additions	—	—	9,399
Sales	(45,524)	—	—
Settlements	(27,031)	(289)	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at end of period	$52,214	$5,329	$30,737

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Gains on private label residential MBS recognized in net income during the year ended December 31, 2017 are included in the consolidated statement of income line item "Gain on investment securities available for sale, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized losses included in earnings for the years ended December 31, 2017 and 2016 that were related to servicing rights held at December 31, 2017 and 2016 totaled approximately $1.0 million and $1.8 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at December 31, 2017 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $52 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005, some of which contain option-arm features. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at December 31, 2017 were 17.3% and 9.7% for investment grade and non-investment grade securities, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of December 31, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2017
Investment grade	$32,997	Discounted cash flow	Voluntary prepayment rate	9.00% - 27.80% (16.94%)
			Probability of default	0.00% - 4.10% (1.18%)
			Loss severity	15.00% - 86.00% (30.56%)
			Discount rate	1.68% - 8.11% (3.64%)

Non-investment grade	$19,217	Discounted cash flow	Voluntary prepayment rate	0.70% - 27.80% (15.37%)
			Probability of default	0.00% - 7.00% (2.00%)
			Loss severity	15.00% - 83.00% (31.04%)
			Discount rate	2.31% - 9.13% (6.03%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of December 31, 2017 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	December 31, 2017
Residential MSRs	$19,622	Discounted cash flow	Prepayment rate	7.31% - 26.98% (12.12%)
			Discount rate	9.50% - 9.58% (9.51%)

Commercial servicing rights	$11,115	Discounted cash flow	Prepayment rate	0.66% - 10.99% (8.79%)
			Discount rate	8.41% - 15.26% (12.69%)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Years Ended December 31, 2017
OREO and repossessed assets	$—	$—	$5,790	$5,790	$(2,078)
Impaired loans	$—	$—	$93,051	$93,051	$(65,716)

	2016
						Losses from Fair Value Changes
	Level 1		Level 2	Level 3	Total	Years Ended December 31, 2016
OREO and repossessed assets	$—		$—	$12,466	$12,466	$(1,156)
Impaired loans	$—		$—	$78,121	$78,121	$(25,573)
Equipment under operating lease	$—	—	$—	$8,173	$8,173	$(4,100)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	2015
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Years Ended December 31, 2016
OREO and repossessed assets	$—	$—	$7,389	$7,389	$(1,206)
Impaired loans	$—	$—	$30,812	$30,812	$(9,865)
Residential MSRs	$—	$—	$8,469	$8,469	$(15)
Included in the tables above are impaired taxi medallion loans with carrying values of $86.0 million and $50.7 million at December 31, 2017 and 2016, respectively, the majority of which were in New York City. Losses of $62.4 million and $12.7 million were recognized on impaired taxi medallion loans during the years ended December 31, 2017 and 2016, respectively. There were no impaired taxi medallion loans at December 31, 2015. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $2.1 million and $2.5 million at December 31, 2017 and 2016, respectively. Losses of $1.3 million and $0.2 million were recognized on repossessed taxi medallions during the years ended December 31, 2017 and 2016, respectively.
Decreases in the value of medallions are largely driven by decreases in revenues generated from the medallions. Inputs that had the most significant impact on the valuation of New York City taxi medallions at December 31, 2017 are presented below:

Average Amount
Average fare per trip	$16.04
Number of trips per shift	15.3
Days worked per month	25.9
Second shift rental achievement	53.9%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at December 31, 2017 and 2016 (dollars in thousands):

		2017		2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$194,582	$194,582	$448,313	$448,313
Investment securities available for sale	1/2/3	6,680,832	6,680,832	6,073,584	6,073,584
Investment securities held to maturity	3	10,000	10,000	10,000	10,000
Non-marketable equity securities	2	265,989	265,989	284,272	284,272
Loans held for sale	2	34,097	37,847	41,198	45,833
Loans:
Covered	3	502,860	922,888	611,942	1,200,291
Non-covered	3	20,768,849	20,759,567	18,630,499	18,713,495
FDIC Indemnification asset	3	295,635	148,356	515,933	256,691
Derivative assets	2	27,627	27,627	50,232	50,232
Liabilities:
Demand, savings and money market deposits	2	$15,543,637	$15,543,637	$13,735,248	$13,735,248
Time deposits	2	6,334,842	6,324,010	5,755,642	5,759,787
FHLB advances	2	4,771,000	4,774,160	5,239,348	5,244,188
Notes and other borrowings	2	402,830	435,361	402,809	403,733
Derivative liabilities	2	25,373	25,373	61,562	61,562
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
December 31, 2017

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
December 31, 2017

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
Total lending related commitments outstanding at December 31, 2017 were as follows (in thousands):

Commitments to fund loans	$376,525
Commitments to purchase loans	401,270
Unfunded commitments under lines of credit	2,278,201
Commercial and standby letters of credit	82,854
$3,138,850
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 18    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$131,696	$87,718
Investment securities available for sale, at fair value	63,543	78,293
Investment in BankUnited, N.A.	3,239,717	2,652,535
Deferred tax asset, net	9,456	16,738
Other assets	8,462	5,345
Total assets	$3,452,874	$2,840,629
Liabilities and Stockholders' Equity:
Notes payable	$393,725	$393,092
Other liabilities	33,087	29,108
Stockholders' equity	3,026,062	2,418,429
Total liabilities and stockholders' equity	$3,452,874	$2,840,629
Condensed Statements of Income

	Years Ended December 31,
	2017	2016	2015
Income:
Interest and dividends on investment securities available for sale	$3,580	$4,280	$4,866
Service fees from subsidiary	18,787	21,957	17,404
Equity in earnings of subsidiary	639,250	242,874	256,456
Other	—	—	235
Total	661,617	269,111	278,961
Expense:
Interest on borrowings	20,132	20,100	2,457
Employee compensation and benefits	27,032	27,143	22,099
Other	5,047	4,466	4,356
Total	52,211	51,709	28,912
Income before income taxes	609,406	217,402	250,049
Benefit for income taxes	(4,867)	(8,339)	(1,611)
Net income	$614,273	$225,741	$251,660

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Condensed Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$614,273	$225,741	$251,660
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(519,250)	(157,374)	(176,456)
Equity based compensation	22,692	18,032	16,027
Other	3,343	7,438	1,878
Net cash provided by operating activities	121,058	93,837	93,109
Cash flows from investing activities:
Capital contributions to subsidiary	(55,000)	—	(575,000)
Purchase of investment securities available for sale	—	(20,150)	—
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	15,000	19,401	46,031
Other	(250)	(3)	(285)
Net cash used in investing activities	(40,250)	(752)	(529,254)
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	392,252
Dividends paid	(91,628)	(89,824)	(88,981)
Proceeds from exercise of stock options	62,095	791	35,647
Other	(7,297)	856	1,593
Net cash provided by (used in) financing activities	(36,830)	(88,177)	340,511
Net increase (decrease) in cash and cash equivalents	43,978	4,908	(95,634)
Cash and cash equivalents, beginning of period	87,718	82,810	178,444
Cash and cash equivalents, end of period	$131,696	$87,718	$82,810
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$23,055	$22,510	$22,380
Dividends received by BankUnited, Inc. from the Bank totaled $120 million, $85.5 million and $80 million for the years ended December 31, 2017, 2016, and 2015, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 19    Quarterly Financial Information (Unaudited)
Financial information by quarter for the years ended December 31, 2017 and 2016 follows (in thousands, except per share data):

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$312,645	$309,443	$298,835	$283,538	$1,204,461
Interest expense	73,819	68,179	59,246	52,945	254,189
Net interest income before provision for loan losses	238,826	241,264	239,589	230,593	950,272
Provision for loan losses	5,174	37,854	13,619	12,100	68,747
Net interest income after provision for loan losses	233,652	203,410	225,970	218,493	881,525
Non-interest income	46,541	53,326	29,893	28,144	157,904
Non-interest expense	161,271	156,705	160,435	156,557	634,968
Income before income taxes	118,922	100,031	95,428	90,080	404,461
Provision (benefit) for income taxes	(298,872)	32,252	29,021	27,787	(209,812)
Net income	$417,794	$67,779	$66,407	$62,293	$614,273
Earnings per common share, basic	$3.80	$0.62	$0.60	$0.57	$5.60
Earnings per common share, diluted	$3.79	$0.62	$0.60	$0.57	$5.58

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$277,965	$269,981	$260,464	$250,807	$1,059,217
Interest expense	50,466	48,246	46,154	43,966	188,832
Net interest income before provision for loan losses	227,499	221,735	214,310	206,841	870,385
Provision for loan losses	8,462	24,408	14,333	3,708	50,911
Net interest income after provision for loan losses	219,037	197,327	199,977	203,133	819,474
Non-interest income	29,287	25,075	28,857	23,198	106,417
Non-interest expense	156,223	148,004	144,112	142,108	590,447
Income before income taxes	92,101	74,398	84,722	84,223	335,444
Provision (benefit) for income taxes	28,807	23,550	27,997	29,349	109,703
Net income	$63,294	$50,848	$56,725	$54,874	$225,741
Earnings per common share, basic	$0.59	$0.47	$0.53	$0.51	$2.11
Earnings per common share, diluted	$0.59	$0.47	$0.52	$0.51	$2.09
Earnings for the fourth quarter 2017 benefited from a discrete income tax benefit of $327.9 million. See Note 11 to the consolidated financial statements for more information about the discrete income tax benefits.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
None.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2018 annual meeting of stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2018 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2018 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2018 Proxy Statement is hereby incorporated by reference.

Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2018 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1)	Financial Statements:
Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015
    Notes to Consolidated Financial Statements

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

BANKUNITED, INC.
Date:	February 28, 2018	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
Leslie N. Lunak
/s/ JOHN A. KANAS	Chairman of the Board of Directors	February 28, 2018
John A. Kanas
/s/ TERE BLANCA	Director	February 28, 2018
Tere Blanca
/s/ EUGENE F. DEMARK	Director	February 28, 2018
Eugene F. Demark
/s/ MICHAEL J. DOWLING	Director	February 28, 2018
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 28, 2018
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 28, 2018
A. Gail Prudenti
/s/ WILLIAM S. RUBENSTEIN	Director	February 28, 2018
William S. Rubenstein

/s/ SANJIV SOBTI	Director	February 28, 2018
Sanjiv Sobti
/s/ A. ROBERT TOWBIN	Director	February 28, 2018
A. Robert Towbin
/s/ LYNNE WINES	Director	February 28, 2018
Lynne Wines