Form 10-Q
period 2018-03-31
BankUnited, Inc.
filed 2018-05-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 4, 2018
Common Stock, $0.01 Par Value	106,069,384

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2018

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
CET1	Common Equity Tier 1 capital
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
HTM	Held to maturity
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities

ii

MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
Non-Covered Loans	Loans other than those covered under the Loss Sharing Agreements
NYTLC	New York City Taxi and Limousine Commission
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TCJA	The Tax Cuts and Jobs Act of 2017
TDR	Troubled-debt restructuring
UPB	Unpaid principal balance
2014 Plan	2014 Omnibus Equity Incentive Plan

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks:
Non-interest bearing	$22,908	$35,246
Interest bearing	176,842	159,336
Cash and cash equivalents	199,750	194,582
Investment securities (including securities recorded at fair value of $6,745,501 and $6,680,832)	6,755,501	6,690,832
Non-marketable equity securities	250,052	265,989
Loans held for sale	46,494	34,097
Loans (including covered loans of $479,164 and $503,118)	21,466,821	21,416,504
Allowance for loan and lease losses	(137,476)	(144,795)
Loans, net	21,329,345	21,271,709
FDIC indemnification asset	249,637	295,635
Bank owned life insurance	260,852	252,462
Equipment under operating lease, net	591,339	599,502
Goodwill and other intangible assets	77,751	77,796
Other assets	671,815	664,382
Total assets	$30,432,536	$30,346,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,431,624	$3,162,032
Interest bearing	1,553,886	1,666,581
Savings and money market	10,937,578	10,715,024
Time	6,316,560	6,334,842
Total deposits	22,239,648	21,878,479
Federal Home Loan Bank advances	4,396,000	4,771,000
Notes and other borrowings	402,816	402,830
Other liabilities	361,400	268,615
Total liabilities	27,399,864	27,320,924

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 106,160,751 and 106,848,185 shares issued and outstanding	1,061	1,068
Paid-in capital	1,450,107	1,498,227
Retained earnings	1,525,174	1,471,781
Accumulated other comprehensive income	56,330	54,986
Total stockholders' equity	3,032,672	3,026,062
Total liabilities and stockholders' equity	$30,432,536	$30,346,986

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans	$274,000	$236,362
Investment securities	49,985	43,719
Other	3,791	3,457
Total interest income	327,776	283,538
Interest expense:
Deposits	56,361	34,728
Borrowings	23,606	18,217
Total interest expense	79,967	52,945
Net interest income before provision for loan losses	247,809	230,593
Provision for loan losses (including $273 and $779 for covered loans)	3,147	12,100
Net interest income after provision for loan losses	244,662	218,493
Non-interest income:
Income from resolution of covered assets, net	3,317	7,305
Net loss on FDIC indemnification	(3,615)	(6,748)
Deposit service charges and fees	3,487	3,203
Gain on sale of loans, net (including $1,703 and $1,882 related to covered loans)	3,501	4,558
Gain on investment securities, net	364	1,636
Lease financing	14,102	13,639
Other non-interest income	6,830	4,551
Total non-interest income	27,986	28,144
Non-interest expense:
Employee compensation and benefits	67,036	59,671
Occupancy and equipment	18,832	18,609
Amortization of FDIC indemnification asset	40,347	44,463
Deposit insurance expense	4,812	5,475
Professional fees	2,875	5,040
Telecommunications and data processing	3,685	3,284
Depreciation of equipment under operating lease	9,316	8,017
Other non-interest expense	14,914	11,998
Total non-interest expense	161,817	156,557
Income before income taxes	110,831	90,080
Provision for income taxes	25,596	27,787
Net income	$85,235	$62,293
Earnings per common share, basic	$0.78	$0.57
Earnings per common share, diluted	$0.77	$0.57
Cash dividends declared per common share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$85,235	$62,293
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(27,324)	16,177
Reclassification adjustment for net securities gains realized in income	(717)	(990)
Net change in unrealized gains on securities available for sale	(28,041)	15,187
Unrealized gains on derivative instruments:
Net unrealized holding gain arising during the period	19,793	431
Reclassification adjustment for net losses realized in income	690	1,749
Net change in unrealized gains on derivative instruments	20,483	2,180
Other comprehensive income (loss)	(7,558)	17,367
Comprehensive income	$77,677	$79,660

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$85,235	$62,293
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(34,053)	(23,920)
Provision for loan losses	3,147	12,100
Income from resolution of covered assets, net	(3,317)	(7,305)
Net loss on FDIC indemnification	3,615	6,748
Gain on sale of loans, net	(3,501)	(4,558)
Gain on investment securities, net	(364)	(1,636)
Equity based compensation	6,783	4,997
Depreciation and amortization	15,632	14,594
Deferred income taxes	13,320	(1,990)
Proceeds from sale of loans held for sale	25,407	43,202
Loans originated for sale, net of repayments	(36,730)	(32,066)
Other:
Decrease in other assets	5,246	14,720
Increase (decrease) in other liabilities	57,674	(51,771)
Net cash provided by operating activities	138,094	35,408

Cash flows from investing activities:
Purchase of investment securities	(637,171)	(659,974)
Proceeds from repayments and calls of investment securities	272,360	139,192
Proceeds from sale of investment securities	266,930	261,555
Purchase of non-marketable equity securities	(64,813)	(38,675)
Proceeds from redemption of non-marketable equity securities	80,750	58,438
Purchases of loans	(332,966)	(339,909)
Loan originations, repayments and resolutions, net	289,823	290,728
Proceeds from sale of loans, net	62,185	45,414
Proceeds from sale of equipment under operating lease, net	13,405	—
Acquisition of equipment under operating lease, net	(14,035)	(27,337)
Other investing activities	(12,937)	(4,624)
Net cash used in investing activities	(76,469)	(275,192)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	361,169	433,474
Additions to Federal Home Loan Bank advances	1,201,000	1,225,000
Repayments of Federal Home Loan Bank advances	(1,576,000)	(1,690,000)
Dividends paid	(23,055)	(22,510)
Exercise of stock options	1,092	61,519
Repurchase of common stock	(48,632)	—
Other financing activities	27,969	23,405
Net cash provided by (used in) financing activities	(56,457)	30,888
Net increase (decrease) in cash and cash equivalents	5,168	(208,896)
Cash and cash equivalents, beginning of period	194,582	448,313
Cash and cash equivalents, end of period	$199,750	$239,417

Supplemental disclosure of cash flow information:
Interest paid	$73,906	$46,152
Income taxes paid, net	$18,092	$29,598

Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$22,940	$23,040
Unsettled purchases of investment securities	$47,760	$55,500

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	85,235	(7,558)	77,677
Dividends	—	—	—	(22,940)	—	(22,940)
Equity based compensation	640,040	6	5,378	—	—	5,384
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(167,534)	(2)	(5,969)	—	—	(5,971)
Exercise of stock options	40,500	1	1,091	—	—	1,092
Repurchase of common stock	(1,200,440)	(12)	(48,620)	—	—	(48,632)
Balance at March 31, 2018	106,160,751	$1,061	$1,450,107	$1,525,174	$56,330	$3,032,672

Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	62,293	17,367	79,660
Dividends	—	—	—	(23,040)	—	(23,040)
Equity based compensation	576,999	6	3,042	—	—	3,048
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(208,855)	(3)	(6,599)	—	—	(6,602)
Exercise of stock options	2,304,108	23	61,496	—	—	61,519
Balance at March 31, 2017	106,839,197	$1,068	$1,484,398	$988,934	$58,614	$2,533,014

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 87 banking centers located in 15 Florida counties and 6 banking centers located in the New York metropolitan area at March 31, 2018. The Bank also offers certain commercial lending and deposit products through national platforms.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services and require expanded disclosure about revenue from contracts with customers that are within the scope of the standard. Revenue from financial instruments and lease contracts are generally outside the scope of Topic 606 as are revenues that are in the scope of ASC 860 "Transfers and Servicing", ASC 460 "Guarantees" and ASC 815 "Derivatives and Hedging". The Company adopted this standard in the first quarter of 2018 with respect to contracts not completed on the date of adoption using the modified retrospective transition method. Substantially all of the Company's revenues are generated from activities outside the scope of Topic 606; existing revenue recognition policies for contracts with

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

customers that are within the scope of the standard are consistent with the principles in Topic 606. Therefore, there was no impact at adoption to the Company's consolidated financial position, results of operations, or cash flows.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU address certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The main provisions of this ASU that are applicable to the Company are to 1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, 2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and 3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's current practice. The Company adopted this ASU in the first quarter of 2018 using the modified retrospective transition method. The cumulative-effect adjustment to reclassify unrealized gains on equity securities from AOCI to retained earnings totaled $2.2 million, net of tax, at adoption. Unrealized losses on equity securities recognized in earnings totaled $0.6 million for the three months ended March 31, 2018.
ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment provided guidance on eight specific cash flow classification issues where there had been diversity in practice. The provisions of this ASU that are expected to be applicable to the Company include requirements to: (1) classify cash payments for debt prepayment or extinguishment costs to be classified as cash outflows for financing activities, (2) classify proceeds from settlement of insurance claims on the basis of the nature of the loss and (3) require cash payments from settlement of bank-owned life insurance policies to be classified as cash flows from investing activities. The Company adopted this ASU for the first quarter of 2018; the provisions of the ASU are generally consistent with the Company's practice, therefore, adoption did not have an impact on the Company's consolidated cash flows.
ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from AOCI to retained earnings of stranded tax effects in AOCI resulting from enactment of the TCJA that reduced the statutory federal tax rate from 35 percent to 21 percent. The Company’s existing accounting policy is to release stranded tax effects only when the entire portfolio of the type of item that created them is liquidated. This ASU was early adopted effective January 1, 2018 and a cumulative-effect adjustment was recorded to reclassify stranded tax effects totaling $11.1 million from AOCI to retained earnings.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Lessees and lessors are required to apply the provisions of the ASU at the beginning of the earliest period presented using a modified retrospective approach. Management is in the process of finalizing its evaluation of the impact of adoption of this ASU on its consolidated financial statements, processes and controls. The Company has acquired and implemented software to facilitate calculation and reporting of the lease liability and right-of-use asset. Certain accounting policy decisions have been made including use of the incremental borrowing rate to determine the discount rate and assumptions around inclusion of renewals in lease terms. The most significant impact of adoption is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate leases currently classified as operating leases. At its November 29, 2017 meeting, the FASB proposed allowing entities the option of applying the provisions of the ASU at the effective date without adjusting the comparative periods presented. The Company is monitoring these and other proposed modifications to the requirements of this ASU.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value, and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The ASU requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for AFS and HTM securities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial position, results of operations or cash flows; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, selected and implemented credit loss models for key portfolio segments, chosen loss estimation methodologies for key portfolio segments, and selected a software solution to serve as its CECL platform.
Revenue From Contracts with Customers
Revenue from contracts with customers within the scope of Topic 606 "Revenue from Contracts with Customers", is recognized in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services as the related performance obligations are satisfied. The majority of our revenues, including revenues from loans, leases, investment securities, derivative instruments and letters of credit and from transfers and servicing of financial assets, are excluded from the scope of Topic 606. Deposit service charges and fees is the most significant category of revenue within the scope of the standard. These service charges and fees consist primarily of monthly maintenance fees and other transaction based fees. Revenue is recognized when our performance obligations are complete, generally monthly for account maintenance fees or when a transaction, such as a wire transfer, is completed. Payment is typically received at the time the performance obligation is satisfied. The aggregate amount of revenue that is within the scope of Topic 606 from sources other than deposit service charges and fees is not material.
Investment Securities
Investment securities include debt securities and marketable equity securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI. Marketable equity securities with readily determinable fair values are reported at fair value with unrealized gains and losses included in earnings. Equity securities that do not have readily determinable fair values are reported at cost and re-measured at fair value upon occurrence of an observable price change or recognition of impairment.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2018	2017
Basic earnings per common share:
Numerator:
Net income	$85,235	$62,293
Distributed and undistributed earnings allocated to participating securities	(3,216)	(2,323)
Income allocated to common stockholders for basic earnings per common share	$82,019	$59,970
Denominator:
Weighted average common shares outstanding	106,525,883	105,817,669
Less average unvested stock awards	(1,108,434)	(1,060,912)
Weighted average shares for basic earnings per common share	105,417,449	104,756,757
Basic earnings per common share	$0.78	$0.57
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$82,019	$59,970
Adjustment for earnings reallocated from participating securities	11	8
Income used in calculating diluted earnings per common share	$82,030	$59,978
Denominator:
Weighted average shares for basic earnings per common share	105,417,449	104,756,757
Dilutive effect of stock options and executive share-based awards	516,161	620,761
Weighted average shares for diluted earnings per common share	105,933,610	105,377,518
Diluted earnings per common share	$0.77	$0.57
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at March 31, 2018 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at March 31, 2018 and 2017, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Unvested shares and share units	1,614,379	1,405,842
Stock options and warrants	1,850,279	1,850,279

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities available for sale portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$24,993	$—	$(20)	$24,973
U.S. Government agency and sponsored enterprise residential MBS	2,043,011	23,499	(2,763)	2,063,747
U.S. Government agency and sponsored enterprise commercial MBS	228,592	629	(1,429)	227,792
Private label residential MBS and CMOs	716,690	12,513	(8,505)	720,698
Private label commercial MBS	1,101,377	8,656	(2,947)	1,107,086
Single family rental real estate-backed securities	469,927	2,093	(2,012)	470,008
Collateralized loan obligations	820,453	3,176	—	823,629
Non-mortgage asset-backed securities	233,927	1,687	(1,340)	234,274
State and municipal obligations	476,816	4,978	(3,710)	478,084
SBA securities	511,459	11,661	(284)	522,836
Other debt securities	4,122	5,382	—	9,504
	$6,631,367	$74,274	$(23,010)	$6,682,631

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$24,981	$—	$(28)	$24,953
U.S. Government agency and sponsored enterprise residential MBS	2,043,373	16,094	(1,440)	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	233,522	1,330	(344)	234,508
Private label residential MBS and CMOs	613,732	16,473	(1,958)	628,247
Private label commercial MBS	1,033,022	13,651	(258)	1,046,415
Single family rental real estate-backed securities	559,741	3,823	(858)	562,706
Collateralized loan obligations	720,429	3,252	—	723,681
Non-mortgage asset-backed securities	119,939	1,808	—	121,747
Marketable equity securities	59,912	3,631	—	63,543
State and municipal obligations	640,511	17,606	(914)	657,203
SBA securities	534,534	16,208	(60)	550,682
Other debt securities	4,090	5,030	—	9,120
	$6,587,786	$98,906	$(5,860)	$6,680,832
Marketable equity securities, recorded at fair value, totaled $62.9 million and $63.5 million, at March 31, 2018 and December 31, 2017, respectively. Investment securities held to maturity at March 31, 2018 and December 31, 2017 consisted of one State of Israel bond with a carrying value of $10 million maturing in 2024. Fair value approximated carrying value at March 31, 2018 and December 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

At March 31, 2018, contractual maturities of investment securities, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$733,520	$741,171
Due after one year through five years	3,309,440	3,332,397
Due after five years through ten years	2,156,579	2,171,139
Due after ten years	431,828	437,924
Marketable equity securities with no stated maturity	62,870	62,870
	$6,694,237	$6,745,501
Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2018 was 4.8 years. The effective duration of the investment portfolio as of March 31, 2018 was 1.5 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.5 billion and $2.6 billion at March 31, 2018 and December 31, 2017, respectively.
The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Proceeds from sale of investment securities available for sale	$266,930	$261,555

Gross realized gains:
Investment securities available for sale	3,488	1,636
Gross realized losses:
Investment securities available for sale	(2,511)	—
Net realized gain	977	1,636

Net unrealized losses on marketable equity securities recognized in earnings	(613)	—

Gain on investment securities, net	$364	$1,636

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,973	$(20)	$—	$—	$24,973	$(20)
U.S. Government agency and sponsored enterprise residential MBS	167,526	(2,302)	12,424	(461)	179,950	(2,763)
U.S. Government agency and sponsored enterprise commercial MBS	59,325	(1,429)	—	—	59,325	(1,429)
Private label residential MBS and CMOs	543,348	(8,325)	4,458	(180)	547,806	(8,505)
Private label commercial MBS	214,182	(2,947)	—	—	214,182	(2,947)
Single family rental real estate-backed securities	130,009	(2,012)	—	—	130,009	(2,012)
Non-mortgage asset-backed securities	136,491	(1,340)	—	—	136,491	(1,340)
State and municipal obligations	243,458	(3,233)	16,298	(477)	259,756	(3,710)
SBA securities	67,488	(244)	14,382	(40)	81,870	(284)
	$1,586,800	$(21,852)	$47,562	$(1,158)	$1,634,362	$(23,010)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,953	$(28)	$—	$—	$24,953	$(28)
U.S. Government agency and sponsored enterprise residential MBS	471,120	(1,141)	13,028	(299)	484,148	(1,440)
U.S. Government agency and sponsored enterprise commercial MBS	26,265	(344)	—	—	26,265	(344)
Private label residential MBS and CMOs	330,068	(1,858)	5,083	(100)	335,151	(1,958)
Private label commercial MBS	81,322	(258)	—	—	81,322	(258)
Single family rental real estate-backed securities	94,750	(858)	—	—	94,750	(858)
State and municipal obligations	30,715	(49)	60,982	(865)	91,697	(914)
SBA securities	21,300	(10)	15,427	(50)	36,727	(60)
	$1,080,493	$(4,546)	$94,520	$(1,314)	$1,175,013	$(5,860)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2018 and 2017. The Company does not intend to sell securities that are in significant unrealized loss positions at March 31, 2018 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2018, 118 securities were in unrealized loss positions. The amount of impairment related to 24 of these

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

securities was considered insignificant, totaling approximately $309 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential and commercial MBS
At March 31, 2018, twenty-five U.S. Government agency and sponsored enterprise residential MBS and six U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. For twenty-nine fixed rate securities, the amount of impairment for each of the securities was 5% or less of amortized cost and was primarily attributable to an increase in medium and long-term market interest rates subsequent to the date of acquisition. For the remaining two variable rate securities, the amount of impairment was less than 3% of amortized cost. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Private label residential MBS and CMOs
At March 31, 2018, twenty-three private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. The amount of impairment of each of the individual securities was less than 5% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of March 31, 2018. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Private label commercial MBS
At March 31, 2018, ten private label commercial MBS were in unrealized loss positions, primarily as a result of an increase in market interest rates. The amount of impairment of each of the individual securities was 3% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Single family rental real estate-backed securities
At March 31, 2018, seven single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. The amount of impairment of each of the individual securities was less than 3% of amortized cost. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the limited severity of impairment and the absence of projected credit losses, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At March 31, 2018, five non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. The amount of impairment each of the individual securities was 2% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairment were considered to be temporary.
State and municipal obligations
At March 31, 2018, fifteen state and municipal obligations were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 3% of amortized cost. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

municipal securities. Given the limited severity of impairment and absence of expected credit losses, the impairments were considered to be temporary.
SBA Securities
At March 31, 2018, three SBA securities were in unrealized loss positions. The amount of impairment of each of these securities was less than 1% of amortized cost. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Note 4    Loans and Allowance for Loan and Lease Losses
The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include loans originated since the FSB acquisition and commercial and consumer loans acquired in the FSB acquisition for which loss share coverage has terminated. Covered loans are further segregated between ACI and non-ACI loans.
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,280,191	$456,623	$25,543	$4,762,357	22.2%
Home equity loans and lines of credit	1,674	—	331	2,005	—%
Other consumer loans	19,796	—	—	19,796	0.1%
	4,301,661	456,623	25,874	4,784,158	22.3%
Commercial:
Multi-family	3,105,788	—	—	3,105,788	14.5%
Non-owner occupied commercial real estate	4,523,260	—	—	4,523,260	21.0%
Construction and land	294,680	—	—	294,680	1.4%
Owner occupied commercial real estate	2,007,443	—	—	2,007,443	9.4%
Commercial and industrial	4,124,943	—	—	4,124,943	19.3%
Commercial lending subsidiaries	2,581,769	—	—	2,581,769	12.1%
	16,637,883	—	—	16,637,883	77.7%
Total loans	20,939,544	456,623	25,874	21,422,041	100.0%
Premiums, discounts and deferred fees and costs, net	48,113	—	(3,333)	44,780
Loans including premiums, discounts and deferred fees and costs	20,987,657	456,623	22,541	21,466,821
Allowance for loan and lease losses	(136,958)	—	(518)	(137,476)
Loans, net	$20,850,699	$456,623	$22,023	$21,329,345

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

	December 31, 2017
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
Included in non-covered, 1-4 single family residential loans above are $36 million of government insured residential loans at March 31, 2018.
Included in non-covered loans above are $33 million and $34 million at March 31, 2018 and December 31, 2017, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At March 31, 2018 and December 31, 2017, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $740 million and $738 million, respectively.
During the three months ended March 31, 2018 and 2017, the Company purchased 1-4 single family residential loans totaling $333 million and $340 million, respectively. Purchases for the three months ended March 31, 2018 included $39.4 million in government insured residential loans.
At March 31, 2018, the Company had pledged real estate loans with UPB of approximately $10.4 billion and recorded investment of approximately $9.9 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

At March 31, 2018 and December 31, 2017, the UPB of ACI loans was $1.0 billion and $1.1 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the three months ended March 31, 2018, and the year ended December 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$675,385
Reclassifications from non-accretable difference, net	81,501
Accretion	(301,827)
Balance at December 31, 2017	455,059
Reclassifications from non-accretable difference, net	41,739
Accretion	(82,301)
Balance at March 31, 2018	$414,497
Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended March 31,
	2018	2017
UPB of loans sold	$61,043	$54,594

Cash proceeds, net of transaction costs	$54,855	$45,414
Recorded investment in loans sold	53,152	43,532
Gain on sale of covered loans, net	$1,703	$1,882

Loss on FDIC indemnification, net	$(1,358)	$(1,502)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018			2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,720	$134,075	$144,795	$11,503	$141,450	$152,953
Provision for (recovery of) loan losses:
Covered loans	273	—	273	812	(33)	779
Non-covered loans	101	2,773	2,874	(508)	11,829	11,321
Total provision	374	2,773	3,147	304	11,796	12,100
Charge-offs:
Covered loans	(15)	—	(15)	(55)	—	(55)
Non-covered loans	(267)	(10,350)	(10,617)	—	(14,769)	(14,769)
Total charge-offs	(282)	(10,350)	(10,632)	(55)	(14,769)	(14,824)
Recoveries:
Covered loans	2	—	2	32	33	65
Non-covered loans	18	146	164	6	981	987
Total recoveries	20	146	166	38	1,014	1,052
Ending balance	$10,832	$126,644	$137,476	$11,790	$139,491	$151,281

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	March 31, 2018			December 31, 2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$10,832	$126,644	$137,476	$10,720	$134,075	$144,795
Covered loans:
Ending balance	$518	$—	$518	$258	$—	$258
Ending balance: non-ACI loans individually evaluated for impairment	$283	$—	$283	$118	$—	$118
Ending balance: non-ACI loans collectively evaluated for impairment	$235	$—	$235	$140	$—	$140
Non-covered loans:
Ending balance	$10,314	$126,644	$136,958	$10,462	$134,075	$144,537
Ending balance: loans individually evaluated for impairment	$138	$14,229	$14,367	$63	$18,776	$18,839
Ending balance: loans collectively evaluated for impairment	$10,176	$112,415	$122,591	$10,399	$115,299	$125,698
Loans:			0			0
Covered loans:
Ending balance	$479,164	$—	$479,164	$503,118	$—	$503,118
Ending balance: non-ACI loans individually evaluated for impairment	$2,049	$—	$2,049	$2,221	$—	$2,221
Ending balance: non-ACI loans collectively evaluated for impairment	$20,492	$—	$20,492	$21,829	$—	$21,829
Ending balance: ACI loans	$456,623	$—	$456,623	$479,068	$—	$479,068
Non-covered loans:
Ending balance	$4,360,346	$16,627,311	$20,987,657	$4,196,080	$16,717,306	$20,913,386
Ending balance: loans, other than ACI loans, individually evaluated for impairment	$3,688	$175,854	$179,542	$1,234	$173,706	$174,940
Ending balance: loans, other than ACI loans, collectively evaluated for impairment	$4,356,658	$16,418,597	$20,775,255	$4,194,846	$16,509,824	$20,704,670
Ending balance: ACI loans	$—	$32,860	$32,860	$—	$33,776	$33,776
In the first quarter of 2018, the look back period used in the determination of historical net charge-off rates for the majority of commercial portfolio classes was extended by one quarter. For commercial and industrial loans, we began using the Company's historical net charge-off rate rather than a peer group net charge-off rate in estimating the quantitative portion of the ALLL. The offsetting impact of these changes resulted in a decrease in the ALLL of approximately $2.5 million as of March 31, 2018.
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
March 31, 2018

ACI loans or pools are considered to be impaired when it is probable that the Company will be unable to collect all of the expected cash flows at acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition), other than due to changes in interest rate indices and prepayment assumptions.
The table below presents information about loans or ACI pools identified as impaired at the dates indicated (in thousands):

	March 31, 2018			December 31, 2017
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
1-4 single family residential	$1,843	$1,812	$—	$120	$122	$—
Multi-family	6,738	6,770	—	—	—	—
Non-owner occupied commercial real estate	14,830	14,881	—	10,922	10,838	—
Construction and land	5,121	5,100	—	1,175	1,175	—
Owner occupied commercial real estate	17,767	17,761	—	22,002	22,025	—
Commercial and industrial
Taxi medallion loans	24,634	24,633	—	13,560	13,559	—
Other commercial and industrial	292	291	—	345	374	—
With a specific allowance recorded:
1-4 single family residential	1,845	1,823	138	1,114	1,090	63
Multi-family	19,529	19,528	2,183	23,173	23,175	1,732
Owner occupied commercial real estate	354	361	354	3,075	3,079	2,960
Commercial and industrial
Taxi medallion loans	73,724	73,724	9,652	92,507	92,508	12,214
Other commercial and industrial	11,934	11,953	1,894	3,626	3,624	1,540
Commercial lending subsidiaries	931	929	146	3,321	3,296	330
Total:
Residential and other consumer	$3,688	$3,635	$138	$1,234	$1,212	$63
Commercial	175,854	175,931	14,229	173,706	173,653	18,776
	$179,542	$179,566	$14,367	$174,940	$174,865	$18,839
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$102	$117	$—	$1,061	$1,203	$—
With a specific allowance recorded:
1-4 single family residential	1,947	2,240	283	1,160	1,314	118
	$2,049	$2,357	$283	$2,221	$2,517	$118
Interest income recognized on impaired loans and pools was insignificant for the three months ended March 31, 2018 and approximately $2.1 million for the three months ended March 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following table presents the average recorded investment in impaired loans or ACI pools for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018		2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$2,461	$2,135	$607	$2,442
Home equity loans and lines of credit	—	—	2	9,763
	2,461	$2,135	609	$12,205
Commercial:
Multi-family	24,720		1,366
Non-owner occupied commercial real estate	12,876		255
Construction and land	3,148		2,798
Owner occupied commercial real estate	21,599		17,247
Commercial and industrial
Taxi medallion loans	102,213		90,380
Other commercial and industrial	8,099		41,985
Commercial lending subsidiaries	2,126		31,585
	174,781		185,616
	$177,242		$186,225
In addition to the above, a pool of ACI home equity loans and lines of credit was impaired during the three months ended March 31, 2017. All of the loans from this pool were sold in the fourth quarter of 2017. The average balance of impaired ACI home equity loans and lines of credit for the three months ended March 31, 2017 was $2.6 million.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following table presents the recorded investment in loans on non-accrual status as of dates indicated (in thousands):

	March 31, 2018		December 31, 2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$5,584	$2,304	$9,705	$1,010
Home equity loans and lines of credit	—	331	—	331
Other consumer loans	548	—	821	—
	6,132	$2,635	10,526	$1,341
Commercial:
Multi-family	26,267		—
Non-owner occupied commercial real estate	16,219		12,716
Construction and land	5,122		1,175
Owner occupied commercial real estate	21,211		29,020
Commercial and industrial
Taxi medallion loans	98,358		106,067
Other commercial and industrial	14,614		7,049
Commercial lending subsidiaries	1,097		3,512
	182,888		159,539
	$189,020		$170,065
Non-covered loans contractually delinquent by 90 days or more and still accruing totaled $3.8 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.4 million for both the three months ended March 31, 2018 and 2017.
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
March 31, 2018

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for non-covered loans, based on original LTV and FICO score:

	March 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$96,933	$111,608	$193,264	$826,953	$1,228,758
60% - 70%	108,282	107,327	156,452	599,118	971,179
70% - 80%	157,733	191,032	340,648	1,174,921	1,864,334
More than 80%	65,868	39,108	33,069	136,595	274,640
	$428,816	$449,075	$723,433	$2,737,587	$4,338,911

	December 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$92,316	$117,319	$185,193	$815,828	$1,210,656
60% - 70%	101,158	103,506	147,592	590,693	942,949
70% - 80%	149,958	183,376	324,887	1,139,969	1,798,190
More than 80%	33,776	32,563	30,404	125,415	222,158
	$377,208	$436,764	$688,076	$2,671,905	$4,173,953

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Commercial credit exposure, based on internal risk rating:

	March 31, 2018
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$3,008,167	$4,427,205	$283,496	$1,944,911	$—	$3,926,499	$1,516,820	$991,907	$16,099,005
Special mention	34,663	25,373	—	29,298	—	58,600	—	58,204	206,138
Substandard	66,031	60,067	10,665	30,826	98,358	29,673	—	23,592	319,212
Doubtful	—	—	—	164	—	2,792	—	—	2,956
	$3,108,861	$4,512,645	$294,161	$2,005,199	$98,358	$4,017,564	$1,516,820	$1,073,703	$16,627,311

	December 31, 2017
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$3,124,819	$4,360,827	$305,043	$1,954,464	$—	$3,965,241	$1,524,622	$954,376	$16,189,392
Special mention	34,837	33,094	—	22,161	—	37,591	—	55,551	183,234
Substandard	59,297	80,880	5,441	33,145	104,682	27,010	—	27,950	338,405
Doubtful	—	—	—	2,972	1,385	1,918	—	—	6,275
	$3,218,953	$4,474,801	$310,484	$2,012,742	$106,067	$4,031,760	$1,524,622	$1,037,877	$16,717,306

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	March 31, 2018					December 31, 2017
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential (1)	$4,285,633	$8,395	$3,078	$41,805	$4,338,911	$4,145,079	$17,224	$6,094	$5,556	$4,173,953
Home equity loans and lines of credit	1,637	37	—	—	1,674	1,633	21	—	—	1,654
Other consumer loans	19,527	—	—	234	19,761	19,958	15	—	500	20,473
Multi-family	3,108,861	—	—	—	3,108,861	3,218,953	—	—	—	3,218,953
Non-owner occupied commercial real estate	4,506,397	3,322	420	2,506	4,512,645	4,464,967	7,549	—	2,285	4,474,801
Construction and land	289,039	3,947	—	1,175	294,161	309,309	—	—	1,175	310,484
Owner occupied commercial real estate	1,989,091	2,325	272	13,511	2,005,199	2,004,397	1,292	499	6,554	2,012,742
Commercial and industrial
Taxi medallion loans	78,673	10,023	2,630	7,032	98,358	88,394	6,048	3,333	8,292	106,067
Other commercial and industrial	4,014,199	2,376	3	986	4,017,564	4,025,784	4,291	291	1,394	4,031,760
Commercial lending subsidiaries
Pinnacle	1,516,820	—	—	—	1,516,820	1,524,622	—	—	—	1,524,622
Bridge	1,073,703	—	—	—	1,073,703	1,037,025	852	—	—	1,037,877
	$20,883,580	$30,425	$6,403	$67,249	$20,987,657	$20,840,121	$37,292	$10,217	$25,756	$20,913,386
Covered loans:
Non-ACI loans:
1-4 single family residential	$19,815	$141	$240	$2,014	$22,210	$21,076	$1,603	$—	$1,010	$23,689
Home equity loans and lines of credit	—	—	—	331	331	30	—	—	331	361
	$19,815	$141	$240	$2,345	$22,541	$21,106	$1,603	$—	$1,341	$24,050
ACI loans:
1-4 single family residential	$426,396	$7,253	$4,172	$18,802	$456,623	$448,125	$10,388	$2,719	$17,836	$479,068

(1)	Includes $35.0 million of government insured residential loans past due 90 days or more at March 31, 2018.
1-4 single family residential ACI loans accounted for in pools on which discount continues to be accreted and government insured residential loans on accrual status that are contractually delinquent by more than 90 days totaled $54 million and $18 million at March 31, 2018 and December 31, 2017, respectively.
Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $6 million and $3 million at March 31, 2018 and December 31, 2017, respectively. The recorded investment in non government insured residential mortgage loans in the process of foreclosure totaled $12 million and $11 million at March 31, 2018 and December 31, 2017, respectively, substantially all of which were covered loans. The recorded investment in government insured residential loans in the process of foreclosure totaled $9 million at March 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2018 and 2017, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018				2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	7	$2,456	2	$185	1	$96	1	$96
Home equity loans and lines of credit	—	—	—	—	1	3	—	—
Multi-family	—	—	—	—	1	2,732	—	—
Construction and land	—	—	—	—	1	3,120	—	—
Commercial and industrial
Taxi medallion loans	5	1,204	11	3,610	31	24,927	12	6,875
Other commercial and industrial	—	—	—	—	11	18,709	1	796
Commercial lending subsidiaries	—	—	—	—	1	13,630	1	2,500
	12	$3,660	13	$3,795	47	$63,217	15	$10,267
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	—	$—	—	$—	1	$144	—	$—
Modifications during the three months ended March 31, 2018 and 2017 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.
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
March 31, 2018

The following table summarizes the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018			2017
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(273)	$218	$(55)	$(779)	$557	$(222)
Income from resolution of covered assets, net	3,317	(2,658)	659	7,305	(5,805)	1,500
Gain on sale of covered loans	1,703	(1,358)	345	1,882	(1,502)	380
Loss on covered OREO	(293)	183	(110)	(5)	2	(3)
	$4,454	$(3,615)	$839	$8,403	$(6,748)	$1,655
Changes in the FDIC indemnification asset, and in the liability to the FDIC for recoveries related to assets previously covered under the Commercial Shared-Loss Agreement, for the three months ended March 31, 2018 and the year ended December 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$515,910
Amortization	(176,466)
Reduction for claims filed	(21,589)
Net loss on FDIC indemnification	(22,220)
Balance at December 31, 2017	295,635
Amortization	(40,347)
Reduction for claims filed	(2,036)
Net loss on FDIC indemnification	(3,615)
Balance at March 31, 2018	$249,637
Note 6    Income Taxes
The Company’s effective income tax rate was 23.1% and 30.8% for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate differed from the statutory rates of 21% during the three months ended March 31, 2018 and 35% during the three months ended March 31, 2017 due primarily to the effect of state income taxes, offset by income not subject to tax.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $62 million and $64 million at March 31, 2018 and December 31, 2017, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $21 million and $26 million at March 31, 2018 and December 31, 2017, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at March 31, 2018 was approximately $72 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the three months ended March 31, 2018 and 2017.
Note 7 Derivatives and Hedging Activities
The Company uses interest rate swaps to manage interest rate risk related to liabilities that expose the Company to variability in cash flows due to changes in interest rates. The Company enters into LIBOR-based interest rate swaps that are

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2018 and 2017 was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at March 31, 2018.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2018
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.09%	3-Month Libor	5.1	$2,171,000	Other assets / Other liabilities	$5,418	$—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.88%	Indexed to 1-month Libor	6.2	1,034,208	Other assets / Other liabilities	20,162	(7,078)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.88%	6.2	1,034,208	Other assets / Other liabilities	7,367	(24,748)
Interest rate caps purchased, indexed to 1-month Libor			2.81%	1.1	144,747	Other assets	53	—
Interest rate caps sold, indexed to 1-month Libor		2.81%		1.1	144,747	Other liabilities	—	(53)
					$4,528,910		$33,000	$(31,879)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

	December 31, 2017
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
The following table provides information about the amount of loss reclassified from AOCI into interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Location of Loss Reclassified from AOCI into Income
Interest rate contracts	$(939)	$(2,891)	Interest expense on borrowings
During the three months ended March 31, 2018 and 2017, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2018, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $4.6 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2018
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$25,669	$—	$25,669	$(5,538)	$(19,992)	$139
Derivative liabilities	(7,078)	—	(7,078)	5,538	1,536	(4)
	$18,591	$—	$18,591	$—	$(18,456)	$135

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

	December 31, 2017
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
At March 31, 2018, the Company had pledged financial collateral of $31 million as collateral for initial margin requirements on centrally cleared derivatives and interest rate swaps in a liability position. Financial collateral of $20 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(37,176)	$9,852	$(27,324)	$26,739	$(10,562)	$16,177
Amounts reclassified to gain on investment securities available for sale, net	(976)	259	(717)	(1,636)	646	(990)
Net change in unrealized gains on investment securities available for sale	(38,152)	10,111	(28,041)	25,103	(9,916)	15,187
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	26,929	(7,136)	19,793	713	(282)	431
Amounts reclassified to interest expense on borrowings	939	(249)	690	2,891	(1,142)	1,749
Net change in unrealized losses on derivative instruments	27,868	(7,385)	20,483	3,604	(1,424)	2,180
Other comprehensive income (loss)	$(10,284)	$2,726	$(7,558)	$28,707	$(11,340)	$17,367

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(28,041)	20,483	(7,558)
Balance at March 31, 2018	$37,680	$18,650	$56,330

Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	15,187	2,180	17,367
Balance at March 31, 2017	$62,244	$(3,630)	$58,614

In January 2018, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. During the three months ended March 31, 2018, the Company repurchased 1.2 million shares of common stock for an aggregate purchase price of $48.6 million.
Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
During the three months ended March 31, 2018, the Company granted 640,040 unvested share awards under the 2014 Plan. All of the shares vest in equal annual installments over a period of three years from the date of grant. The shares granted were valued at the closing price of the Company’s common stock on the date of grant of $40.28, and had an aggregate fair value of $25.8 million. The total unrecognized compensation cost of $39.0 million for all unvested share awards outstanding at March 31, 2018 will be recognized over a weighted average remaining period of 2.31 years.
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
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and vest in equal tranches over three years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of a three-year performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. The performance criteria established for the PSUs granted in 2018, 2017 and 2016 include both performance and market conditions. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
The Company has cash settled all tranches of RSUs that have vested to date. As a result of this cash settlement, all RSUs and PSUs have been determined to be liability instruments and are remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
During the three months ended March 31, 2018, 52,026 RSUs and 52,026 PSUs were granted. During the three months ended March 31, 2017, 47,848 RSUs and 47,848 PSUs were granted. The total liability for the share units was $3.7 million at March 31, 2018. The total unrecognized compensation cost of $8.4 million for these share units at March 31, 2018 will be recognized over a weighted average remaining period of 2.09 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant. The total liability for incentive share awards was $0.4 million at March 31, 2018. The total unrecognized compensation cost of $5.5 million for incentive share awards at March 31, 2018 will be recognized over a weighted average remaining period of 3.75 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 640,040 unvested share awards granted during the three months ended March 31, 2018, as discussed above, included 90,642 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2017.
Option Awards
A summary of activity related to stock option awards for the three months ended March 31, 2018 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2017	1,270,688	$26.93
Exercised	(40,500)	26.94
Option awards outstanding and exercisable, March 31, 2018	1,230,188	$26.93

Option awards outstanding, December 31, 2016	3,602,076	$26.74
Exercised	(2,304,108)	26.70
Option awards outstanding and exercisable, March 31, 2017	1,297,968	$26.81
The intrinsic value of options exercised was $0.6 million and $25.3 million, respectively, during the three months ended March 31, 2018 and 2017. The related tax benefit of options exercised was $3.8 million during the three months ended March 31, 2017 and insignificant during the three months ended March 31, 2018.
Note 10    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale and marketable equity securities—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise MBS, preferred stock investments for which level 1 valuations are not available, corporate debt securities, non-mortgage asset-backed securities, single family rental real estate-backed securities, certain private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities. Investment securities available for sale generally classified within level 3 of the fair value hierarchy include certain private label MBS and trust preferred securities. The Company typically values these securities using third-party proprietary pricing models, primarily discounted cash flow valuation techniques, which incorporate both observable and unobservable inputs. Unobservable inputs that may impact the valuation of these securities include risk adjusted discount rates, projected prepayment rates, projected default rates and projected loss severity.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$24,973	$—	$—	$24,973
U.S. Government agency and sponsored enterprise residential MBS	—	2,063,747	—	2,063,747
U.S. Government agency and sponsored enterprise commercial MBS	—	227,792	—	227,792
Private label residential MBS and CMOs	—	676,578	44,120	720,698
Private label commercial MBS	—	1,107,086	—	1,107,086
Single family rental real estate-backed securities	—	470,008	—	470,008
Collateralized loan obligations	—	823,629	—	823,629
Non-mortgage asset-backed securities	—	234,274	—	234,274
State and municipal obligations	—	478,084	—	478,084
SBA securities	—	522,836	—	522,836
Other debt securities	—	3,790	5,714	9,504
Marketable equity securities	62,870	—	—	62,870
Servicing rights	—	—	33,432	33,432
Derivative assets	—	33,000	—	33,000
Total assets at fair value	$87,843	$6,640,824	$83,266	$6,811,933
Derivative liabilities	$—	$31,879	$—	$31,879
Total liabilities at fair value	$—	$31,879	$—	$31,879

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$24,953	$—	$—	$24,953
U.S. Government agency and sponsored enterprise residential MBS	—	2,058,027	—	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	—	234,508	—	234,508
Private label residential MBS and CMOs	—	576,033	52,214	628,247
Private label commercial MBS	—	1,046,415	—	1,046,415
Single family rental real estate-backed securities	—	562,706	—	562,706
Collateralized loan obligations	—	723,681	—	723,681
Non-mortgage asset-backed securities	—	121,747	—	121,747
Marketable equity securities	63,543	—	—	63,543
State and municipal obligations	—	657,203	—	657,203
SBA securities	—	550,682	—	550,682
Other debt securities	—	3,791	5,329	9,120
Servicing rights	—	—	30,737	30,737
Derivative assets	—	27,627	—	27,627
Total assets at fair value	$88,496	$6,562,420	$88,280	$6,739,196
Derivative liabilities	$—	$25,373	$—	$25,373
Total liabilities at fair value	$—	$25,373	$—	$25,373
There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.
The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended March 31,
	2018			2017
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$52,214	$5,329	$30,737	$120,610	$4,572	$27,159
Gains (losses) for the period included in:
Net income	1,319	—	247	—	—	(192)
Other comprehensive income	(2,498)	378	—	(1,023)	349	—
Discount accretion	871	31	—	1,462	34	—
Purchases or additions	—	—	2,448	—	—	2,082
Sales	(5,120)	—	—	—	—	—
Settlements	(2,666)	(24)	—	(6,219)	(24)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$44,120	$5,714	$33,432	$114,830	$4,931	$29,049

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Gains on private label residential MBS recognized in net income during the three months ended March 31, 2018 are included in the consolidated statement of income line item "Gain on investment securities, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized gains included in earnings for the three months ended March 31, 2018 and 2017 that were related to servicing rights held at March 31, 2018 and 2017 totaled approximately $1.3 million and $0.7 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2018 consisted of pooled trust preferred securities with a fair value of $6 million and private label residential MBS and CMOs with a fair value of $44 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at March 31, 2018 were 17.7% and 10.9% for investment grade and non-investment grade securities, respectively.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of March 31, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2018
Investment grade	$29,730	Discounted cash flow	Voluntary prepayment rate	8.00% - 27.00% (17.01%)
			Probability of default	0.00% - 6.20% (1.47%)
			Loss severity	15.00% - 88.20% (25.07%)
			Discount rate	1.70% - 8.76% (3.95%)

Non-investment grade	$14,390	Discounted cash flow	Voluntary prepayment rate	1.00% - 20.60% (14.90%)
			Probability of default	0.00% - 7.00% (2.43%)
			Loss severity	15.00% - 85.00% (31.60%)
			Discount rate	2.30% - 9.81% (6.44%)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of March 31, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	March 31, 2018
Residential MSRs	$22,583	Discounted cash flow	Prepayment rate	6.79% - 27.31% (12.12%)
			Discount rate	10.13% - 10.21% (10.13%)

Commercial servicing rights	$10,849	Discounted cash flow	Prepayment rate	0.54% - 12.18% (9.41%)
			Discount rate	2.48% - 15.39% (12.34%)
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
The valuation of New York City taxi medallions collateralizing loans that are not more than 60 days delinquent is based primarily on an internal analysis that utilizes an income approach to valuation. This analysis utilizes data obtained from the NYTLC about the fleet in general and in some cases, our portfolio specifically, and management's assumptions, based on external data when available, about revenues, costs and expenses, to estimate the value that can reasonably be supported by the cash flow generating capacity of a medallion. We further discount the results of this analysis in recognition of estimated selling costs and declining trends in medallion values. The valuation of medallions collateralizing loans that are over 60 days past due or in litigation is estimated based on recent transfer prices published by the NYTLC. Taxi medallions in municipalities other than New York City are generally valued based on published information about recent transfer prices; the valuation of these assets did not have a material impact on the Company's consolidated financial statements for any period presented as the taxi medallion portfolio is heavily concentrated in New York City.
Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are classified within levels 2 and 3 of the fair value hierarchy.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	March 31, 2018				Three Months Ended March 31, 2018
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$1,674	$432	$2,106	$(1,405)
Impaired loans	$—	$12,522	$74,895	$87,417	$(3,755)

	March 31, 2017				Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$—	$5,535	$5,535	$(233)
Impaired loans	$—	$—	$76,513	$76,513	$(3,602)
Included in the tables above are impaired taxi medallion loans with carrying values of $78.3 million and $53.3 million at March 31, 2018 and 2017, respectively, the majority of which were in New York City. Losses of $2.5 million and $1.9 million were recognized on impaired taxi medallion loans during the three months ended March 31, 2018 and 2017, respectively. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $1.7 million and $2.3 million at March 31, 2018 and 2017, respectively. Losses of $0.5 million and $0.2 million were recognized on repossessed taxi medallions during the three months ended March 31, 2018 and 2017, respectively.
Decreases in the value of medallions are largely driven by decreases in revenues generated from the medallions. Inputs that had the most significant impact on the valuation of New York City taxi medallions at March 31, 2018 are presented below:

Average Amount
Average fare per trip	$16.02
Number of trips per shift	15.4
Days worked per month	25.7
Second shift rental achievement	53.1%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$199,750	$199,750	$194,582	$194,582
Investment securities	1/2/3	6,755,501	6,755,501	6,690,832	6,690,832
Non-marketable equity securities	2	250,052	250,052	265,989	265,989
Loans held for sale	2	46,494	51,488	34,097	37,847
Loans:
Covered	3	478,646	867,028	502,860	922,888
Non-covered	3	20,850,699	20,961,016	20,768,849	20,759,567
FDIC indemnification asset	3	249,637	113,596	295,635	148,356
Derivative assets	2	33,000	33,000	27,627	27,627
Liabilities:
Demand, savings and money market deposits	2	$15,923,088	$15,923,088	$15,543,637	$15,543,637
Time deposits	2	6,316,560	6,296,285	6,334,842	6,324,010
FHLB advances	2	4,396,000	4,400,722	4,771,000	4,774,160
Notes and other borrowings	2	402,816	422,012	402,830	435,361
Derivative liabilities	2	31,879	31,879	25,373	25,373
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2018

Total lending related commitments outstanding at March 31, 2018 were as follows (in thousands):

Commitments to fund loans	$776,256
Commitments to purchase loans	267,303
Unfunded commitments under lines of credit	2,728,881
Commercial and standby letters of credit	73,941
$3,846,381
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the three months ended March 31, 2018 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K”).
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part II, Item 1A of this Quarterly Report on Form 10- Q and in Part I, Item 1A of the 2017 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
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
Quarterly highlights include:

•
Net income for the three months ended March 31, 2018 was $85.2 million, or $0.77 per diluted share, compared to $62.3 million, or $0.57 per diluted share, for the three months ended March 31, 2017. Earnings for the first quarter of 2018 generated an annualized return on average stockholders' equity of 11.28% and an annualized return on average assets of 1.14%.

•
Net interest income increased by $17.2 million to $247.8 million for the quarter ended March 31, 2018 from $230.6 million for the quarter ended March 31, 2017. Interest income increased by $44.2 million, driven by increases in the average balances of loans and investment securities outstanding as well as increases in tax-equivalent yields on interest earning assets. Interest expense increased by $27.0 million, driven primarily by increases in average interest bearing deposits and an increase in the cost of interest bearing liabilities.

•
The net interest margin, calculated on a tax-equivalent basis, was 3.56% for the quarter ended March 31, 2018 compared to 3.70% for the quarter ended March 31, 2017. Significant factors contributing to the decline in the net interest margin from the comparable quarter of the prior year were (i) an increase in the cost of interest bearing liabilities; (ii) the impact on tax equivalent yields of the reduction in the statutory federal income tax rate; and (iii) although yields on all categories of interest earning assets increased, non-covered loans and investment securities were added to the balance sheet at yields lower than the existing yield on earning assets.

•
The effective income tax rate declined to 23.1% for the quarter ended March 31, 2018 from 30.8% for the quarter ended March 31, 2017, primarily due to the reduction in the statutory federal income tax rate.

•
Total deposits increased by $361 million for the quarter ended March 31, 2018, to $22.2 billion. Growth in non-interest bearing demand deposits accounted for $270 million of this increase. Non-covered loans and leases, including equipment under operating lease, grew by $66 million during the quarter. Loan growth was impacted during the quarter by continued runoff of the New York multi-family portfolio and seasonality in the mortgage warehouse and commercial and industrial lines of business.

•
During the three months ended March 31, 2018, under the terms of the share repurchase program authorized by its Board of Directors, the Company repurchased 1.2 million shares of its common stock for an aggregate purchase price of $48.6 million.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 9.6%, CET1 and Tier 1 risk-based capital ratios of 13.0% and a Total risk-based capital ratio of 13.7% at March 31, 2018.

•	Book value per common share grew to $28.57 at March 31, 2018 from $28.32 at December 31, 2017 while tangible book value per common share increased to $27.83 from $27.59 over the same period.
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
Net interest income is also impacted by the accounting for ACI loans acquired in conjunction with the FSB Acquisition. ACI loans were initially recorded at fair value, measured based on the present value of expected cash flows. The excess of expected cash flows over carrying value, known as accretable yield, is recognized as interest income over the lives of the underlying loans. Accretion related to ACI loans is expected to continue to positively impact net interest income, the net interest margin and interest rate spread until termination of the Single Family Shared-Loss Agreement.
The impact of ACI loan accounting on net interest income makes it difficult to compare our net interest margin and interest rate spread to those reported by other financial institutions.

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21.0% and 35.0% during the three months ended March 31, 2018 and 2017, respectively (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$20,783,987	$196,878	3.83%	$18,723,610	$167,984	3.62%
Covered loans	498,701	81,309	65.22%	603,668	75,153	49.83%
Total loans	21,282,688	278,187	5.26%	19,327,278	243,137	5.07%
Investment securities (3)	6,772,449	51,524	3.04%	6,252,466	47,087	3.01%
Other interest earning assets	518,857	3,791	2.96%	572,187	3,457	2.45%
Total interest earning assets	28,573,994	333,502	4.70%	26,151,931	293,681	4.52%
Allowance for loan and lease losses	(145,216)			(156,023)
Non-interest earning assets	1,944,678			1,810,592
Total assets	$30,373,456			$27,806,500
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,600,009	4,157	1.05%	$1,565,188	2,685	0.70%
Savings and money market deposits	10,799,270	29,054	1.09%	9,258,827	15,421	0.68%
Time deposits	6,314,137	23,150	1.49%	5,672,223	16,622	1.19%
Total interest bearing deposits	18,713,416	56,361	1.22%	16,496,238	34,728	0.85%
FHLB advances	4,459,389	18,297	1.66%	4,948,870	12,899	1.06%
Notes and other borrowings	402,840	5,309	5.27%	402,818	5,318	5.28%
Total interest bearing liabilities	23,575,645	79,967	1.37%	21,847,926	52,945	0.98%
Non-interest bearing demand deposits	3,318,952			3,043,059
Other non-interest bearing liabilities	414,842			408,931
Total liabilities	27,309,439			25,299,916
Stockholders' equity	3,064,017			2,506,584
Total liabilities and stockholders' equity	$30,373,456			$27,806,500
Net interest income		$253,535			$240,736
Interest rate spread			3.33%			3.54%
Net interest margin			3.56%			3.70%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $4.2 million and $6.8 million, and the tax-equivalent adjustment for tax-exempt investment securities was $1.5 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
The TCJA was signed into law on December 22, 2017, reducing the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. Tax-equivalent yields on non-covered loans and investment securities were reduced by approximately 0.08% and 0.10%, respectively, and the net interest margin was reduced by approximately 0.08% for the three months ended March 31, 2018 due to the reduction of the statutory corporate federal income tax rate.

Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net interest income, calculated on a tax-equivalent basis, was $253.5 million for the three months ended March 31, 2018 compared to $240.7 million for the three months ended March 31, 2017, an increase of $12.8 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $39.8 million, offset by an increase in interest expense of $27.0 million.
The increase in tax-equivalent interest income was comprised primarily of a $35.1 million increase in interest income from loans and a $4.4 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $2.0 billion increase in the average balance and a 0.19% increase in the tax-equivalent yield to 5.26% for the three months ended March 31, 2018 from 5.07% for the three months ended March 31, 2017. Offsetting factors contributing to the increase in the yield on loans included:

•
The tax-equivalent yield on non-covered loans increased to 3.83% for the three months ended March 31, 2018 from 3.62% for the three months ended March 31, 2017. The most significant factor contributing to the increased yield on non-covered loans was an increase in benchmark interest rates, partially offset by the impact of the decline in the statutory federal income tax rate.

•
Interest income on covered loans totaled $81.3 million and $75.2 million for the three months ended March 31, 2018 and 2017, respectively. The yield on those loans increased to 65.22% for the three months ended March 31, 2018 from 49.83% for the three months ended March 31, 2017, reflecting improvements in expected cash flows for ACI loans. The increase in yield offset the impact of the decline in the average balance of covered loans outstanding.

•
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was partially offset by the continued increase in lower-yielding non-covered loans as a percentage of the portfolio. Non-covered loans represented 97.7% of the average balance of loans outstanding for the three months ended March 31, 2018 compared to 96.9% for the three months ended March 31, 2017.

•
The reduction of the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018, negatively impacted tax-equivalent yields on non-covered loans by approximately 0.08% for the three months ended March 31, 2018, as discussed above.

The average balance of investment securities increased by $520 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, while the tax-equivalent yield increased to 3.04% from 3.01%. The increase in tax-equivalent yield primarily reflects resetting of coupon rates on floating-rate securities, partially offset by the reduction of the statutory corporate federal income tax rate discussed above.
The components of the increase in interest expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 were a $21.6 million increase in interest expense on deposits and a $5.4 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $2.2 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.37% to 1.22% for the three months ended March 31, 2018 from 0.85% for the three months ended March 31, 2017. These cost increases were generally driven by the growth of deposits in competitive markets and a rising short-term interest rate environment.
The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.60% to 1.66% for the three months ended March 31, 2018 from 1.06% for the three months ended March 31, 2017. The increased cost was driven by increased market rates and an extension of duration of advances.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended March 31, 2018 was 3.56% as compared to 3.70% for the three months ended March 31, 2017. The interest rate spread decreased to 3.33% for the three months ended March 31, 2018 from 3.54% for the three months ended March 31, 2017. The declines in net interest margin and interest rate spread resulted primarily from the cost of interest-bearing liabilities increasing by more than the yield on interest earning assets, resulting from the factors discussed above. Future trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, by the mix of interest earning assets, including the decline in covered loans as a percentage of total loans, by changes in the proportion of total funding represented by non-interest bearing deposits and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.

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
For the three months ended March 31, 2018 and 2017, we recorded provisions for loan losses of $2.9 million and $11.3 million, respectively, related to non-covered loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
The most significant factor contributing to the decrease in the provision for loan losses related to non-covered loans for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was the decline in the provision related to taxi medallion loans. Other offsetting factors contributing to the decline included (i) a net increase in the relative impact on the provision of changes in quantitative and qualitative loss factors; (ii) a decrease in the provision related to specific reserves; and (iii) lower loan growth.
The provision for loan losses related to covered loans was not material for any period presented.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Non-interest income related to the covered assets	$1,702	$2,752
Deposit service charges and fees	3,487	3,203
Gain on sale of non-covered loans, net	1,798	2,676
Gain on investment securities, net	364	1,636
Lease financing	14,102	13,639
Other service charges and fees	2,084	1,874
Other non-interest income	4,449	2,364
	$27,986	$28,144
Refer to the section titled "Impact of the Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for further information about non-interest income related to the covered assets.
Increases in deposit and other service charges and fees for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 corresponded to the growth in deposits and loans.
Gains on sale of non-covered loans, net for the three months ended March 31, 2018 and 2017 related primarily to sales of the guaranteed portions of SBA loans by SBF.
Gain on investment securities, net for the three months ended March 31, 2018 reflected net realized gains of $1.0 million from the sale of investment securities available for sale, offset by the net unrealized loss on equity securities of $0.6 million, which is reported in earnings subsequent to the adoption of ASU 2016-01 effective January 1, 2018.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee compensation and benefits	$67,036	$59,671
Occupancy and equipment	18,832	18,609
Amortization of FDIC indemnification asset	40,347	44,463
Deposit insurance expense	4,812	5,475
Professional fees	2,875	5,040
Telecommunications and data processing	3,685	3,284
Depreciation of equipment under operating lease	9,316	8,017
Other non-interest expense	14,914	11,998
	$161,817	$156,557
Non-interest expense as a percentage of average assets was 2.2% and 2.3% for the three months ended March 31, 2018 and 2017, respectively. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.6% for both the three months ended March 31, 2018 and 2017, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three months ended March 31, 2018 increased by $7.4 million compared to the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 primarily reflected an increase in headcount in support of the Company's growth.
Amortization of FDIC indemnification asset
See the section titled "Impact of Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for more information about amortization of the FDIC indemnification asset.
Deposit insurance expense
Deposit insurance expense totaled $4.8 million and $5.5 million respectively, for the three months ended March 31, 2018 and 2017. The decrease primarily reflects a decline in the Bank's assessment rate during the three months ended March 31, 2018.
Other non-interest expense
Other non-interest expense increased by $2.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to an increase of $2.3 million in the reserve for unfunded commitments and repurchase liabilities. Additional components of other non-interest expense include advertising and promotion, costs related to lending activities and deposit generation, OREO and foreclosure related expenses, regulatory examination assessments, insurance, travel and general office expense.
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

•
Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Single Family Shared-Loss Agreement. The impact of gains or losses related to transactions in covered assets is significantly mitigated by FDIC indemnification; and

•
ACI loans that are contractually delinquent may not be reflected as non-accrual loans or non-performing assets due to the accounting treatment accorded such loans under ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

The following table summarizes the net impact on pre-tax earnings of transactions in the covered assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income on covered loans	$81,309	$75,153
Amortization of FDIC indemnification asset	(40,347)	(44,463)
	40,962	30,690
Income from resolution of covered assets, net	3,317	7,305
Gain on sale of covered loans, net	1,703	1,882
Net loss on FDIC indemnification	(3,615)	(6,748)
Other, net	(50)	358
	1,355	2,797
Net impact on pre-tax earnings of transactions in the covered assets	$42,317	$33,487

Combined yield on covered loans and indemnification asset (1)	20.75%	10.96%

(1)
The combined yield on the covered loans and the FDIC indemnification asset presented above is calculated as the interest income on the covered loans, net of the amortization of the FDIC indemnification asset, divided by the average combined balance of the covered loans and FDIC indemnification asset.

Interest income on covered loans and amortization of the FDIC indemnification asset
The yield on covered loans increased to 65.22% for the three months ended March 31, 2018 from 49.83% for the three months ended March 31, 2017, respectively. See "Net Interest Income" above for further discussion of trends in interest income and yields on the covered loan portfolio.
The FDIC indemnification asset was initially recorded at its estimated fair value at the date of the FSB Acquisition, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have improved, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows from the FDIC is recognized prospectively, consistent with the recognition of the estimated increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash payments from the FDIC. The average rate at which the FDIC indemnification asset was amortized increased to 58.42% for the three months ended March 31, 2018 from 36.38% for the three months ended March 31, 2017, corresponding to the increases in the yield on covered loans. Although the amortization rate increased, total amortization expense declined for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the reduction in the average balance of the indemnification asset.
The yield on covered loans will continue to increase if estimated cash flows from the ACI loans continue to improve; correspondingly, the rate of amortization on the FDIC indemnification asset will continue to increase if estimated future cash payments from the FDIC decrease. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset. As we continue to submit claims under the Residential Shared-Loss Agreement and recognize periodic amortization, the balance of the indemnification asset will continue to decline. See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the three months ended March 31, 2018 and the year ended December 31, 2017.

The following table presents the carrying value of the FDIC indemnification asset, expected future amortization of the asset, and the estimated future cash flows from the FDIC at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
FDIC indemnification asset	$249,637	$295,635
Less expected amortization	(131,512)	(140,830)
Amount expected to be collected from the FDIC	$118,125	$154,805
The amount of expected amortization will be amortized to non-interest expense using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the Single Family Shared-Loss Agreement and the expected remaining life of the indemnified assets.
The table below presents, at March 31, 2018, estimated future accretion on covered loans and estimated future amortization of the FDIC indemnification asset, through the expected termination date of the Single Family Shared-Loss Agreement (in thousands):

Future estimated accretion on covered loans	$406,006
Future estimated amortization of the indemnification asset	(131,512)
Net estimated cumulative impact on future pre-tax earnings	$274,494
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
Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in resolution of the loans and the allocated carrying value of the loans is recorded in the consolidated statement of income line item “Income from resolution of covered assets, net.” Both gains and losses on individual resolutions are included in this line item. For loans resolved through sale of the loans, the difference between consideration received and the allocated carrying value of the loans is recorded in the consolidated statement of income line item "Gain (loss) on sale of loans, net." Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Single-Family Shared Loss Agreement. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Single-Family Shared Loss Agreement. These additions to or reductions in amounts recoverable from the FDIC related to the resolution of covered loans are recorded in non-interest income in the line item “Net loss on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset. The amount of income or loss recorded in any period will be impacted by the amount of covered loans resolved, the amount of consideration received, and our ability to accurately project cash flows from ACI loans in future periods.
For the three months ended March 31, 2018 and 2017, the substantial majority of Income from resolution of covered assets, net, resulted from payments in full. Decreases in Income from resolution of covered assets, net, reflected decreases in both the number of resolutions and the average income per resolution.
The following table summarizes the gain (loss) recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net gain on sale of covered loans	$1,703	$1,882
Net loss on FDIC indemnification	(1,358)	(1,502)
Net impact on pre-tax earnings	$345	$380

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
Income Taxes
The provision for income taxes for the three months ended March 31, 2018 and 2017 was $25.6 million and $27.8 million, respectively. The Company’s effective income tax rate was 23.1% and 30.8% for the three months ended March 31, 2018 and 2017, respectively. The decline in the effective income tax rate was attributable to a reduction in the federal corporate statutory rate from 35% to 21%. The effective income tax rate differed from the statutory rates of 21% during the three months ended March 31, 2018 and 35% during the three months ended March 31, 2017 due primarily to the effect of state income taxes, offset by income not subject to tax.
For more information about income taxes, see Note 6 to the consolidated financial statements.
Analysis of Financial Condition
Average interest-earning assets increased $2.4 billion to $28.6 billion for the three months ended March 31, 2018 from $26.2 billion for the three months ended March 31, 2017. This increase was driven by a $2.0 billion increase in the average balance of outstanding loans and a $520 million increase in the average balance of investment securities. The increase in average loans reflected growth of $2.1 billion in average non-covered loans outstanding, partially offset by a $105 million decrease in the average balance of covered loans. The $134 million increase in average non-interest earning assets was primarily attributed to an increase in income taxes receivable related to a discrete income tax benefit recognized during the fourth quarter of 2017, partially offset by a quarter over quarter decrease in the average balance of the FDIC indemnification asset. Growth in interest earning assets, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $1.7 billion to $23.6 billion for the three months ended March 31, 2018 from $21.8 billion for the three months ended March 31, 2017, due to increases of $2.2 billion in average interest bearing deposits, offset by a decrease of $489 million in average FHLB advances. Average non-interest bearing deposits increased by $276 million. We expect growth in average deposits to continue, corresponding to anticipated growth in interest earning assets.
Average stockholders' equity increased by $557 million, due primarily to the retention of earnings, including the discrete income tax benefit recorded during the fourth quarter of 2017, and also reflecting proceeds from the exercise of stock options, partially offset by the repurchase of common stock.

Investment Securities
The following table shows the amortized cost and fair value of investment securities as of the dates indicated (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$24,993	$24,973	$24,981	$24,953
U.S. Government agency and sponsored enterprise residential MBS	2,043,011	2,063,747	2,043,373	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	228,592	227,792	233,522	234,508
Private label residential MBS and CMOs	716,690	720,698	613,732	628,247
Private label commercial MBS	1,101,377	1,107,086	1,033,022	1,046,415
Single family rental real estate-backed securities	469,927	470,008	559,741	562,706
Collateralized loan obligations	820,453	823,629	720,429	723,681
Non-mortgage asset-backed securities	233,927	234,274	119,939	121,747
State and municipal obligations	476,816	478,084	640,511	657,203
SBA securities	511,459	522,836	534,534	550,682
Other debt securities	4,122	9,504	4,090	9,120
Marketable equity securities	62,870	62,870	59,912	63,543
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$6,704,237	$6,755,501	$6,597,786	$6,690,832
Our investment strategy has focused on insuring adequate liquidity, adding a suitable balance of high credit quality, diversifying assets to the consolidated balance sheet, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, SBA securities and U.S. Government agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. The weighted average expected life of the investment portfolio as of March 31, 2018 was 4.8 years and the effective duration was 1.5 years.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of March 31, 2018, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$24,973	1.19%	$—	—%	$—	—%	$—	—%	$24,973	1.19%
U.S. Government agency and sponsored enterprise residential MBS	311,972	3.22%	808,837	2.85%	792,218	2.76%	150,720	2.76%	2,063,747	2.87%
U.S. Government agency and sponsored enterprise commercial MBS	5,947	3.54%	39,694	3.57%	93,610	2.99%	88,541	3.03%	227,792	3.12%
Private label residential MBS and CMOs	148,261	3.70%	394,000	3.60%	143,872	3.64%	34,565	3.83%	720,698	3.64%
Private label commercial MBS	69,602	3.96%	822,496	3.89%	202,270	3.30%	12,718	3.45%	1,107,086	3.78%
Single family rental real estate-backed securities	2,078	3.11%	420,109	3.34%	47,821	3.17%	—	—%	470,008	3.32%
Collateralized loan obligations	14,505	4.28%	485,726	4.27%	323,398	3.96%	—	—%	823,629	4.15%
Non-mortgage asset-backed securities	61,461	3.44%	99,068	3.47%	68,652	2.96%	5,093	2.87%	234,274	3.30%
State and municipal obligations	—	—%	27,157	2.47%	376,719	3.67%	74,208	4.27%	478,084	3.69%
SBA securities	102,372	2.73%	235,310	2.64%	120,692	2.58%	64,462	2.53%	522,836	2.63%
Other debt securities	—	—%	—	—%	1,887	9.76%	7,617	10.82%	9,504	10.53%
	$741,171	3.29%	$3,332,397	3.47%	$2,171,139	3.23%	$437,924	3.21%	6,682,631	3.36%
Marketable equity securities with no scheduled maturity									62,870	7.08%
Total investment securities available for sale and marketable equity securities									$6,745,501	3.39%
The investment securities available for sale portfolio was in a net unrealized gain position of $51.3 million at March 31, 2018 with aggregate fair value equal to 100.8% of amortized cost. Net unrealized gains included $74.3 million of gross unrealized gains and $23.0 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at March 31, 2018 had an aggregate fair value of $1.6 billion. At March 31, 2018, 97.7% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $17 million were rated below investment grade or not rated at March 31, 2018, all of which were acquired in the FSB Acquisition and substantially all of which were in unrealized gain positions at March 31, 2018.
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
No securities were determined to be other-than-temporarily impaired at March 31, 2018 and 2017, or during the three months then ended.
We do not intend to sell securities in significant unrealized loss positions at March 31, 2018. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. The severity of impairment of individual securities in the portfolio is generally not material. Unrealized losses in the portfolio at March 31, 2018 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and equity securities are classified within level 1 of the hierarchy. At March 31, 2018 and December 31, 2017, 0.7% and 0.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at March 31, 2018 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the three months ended March 31, 2018 and 2017.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at March 31, 2018 and December 31, 2017 included $46 million and $34 million, respectively, of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies, primarily the SBA. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three months ended March 31, 2018 and 2017.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	March 31, 2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,280,191	$456,623	$25,543	$4,762,357	22.2%
Home equity loans and lines of credit	1,674	—	331	2,005	—%
Other consumer loans	19,796	—	—	19,796	0.1%
	4,301,661	456,623	25,874	4,784,158	22.3%
Commercial:
Multi-family	3,105,788	—	—	3,105,788	14.5%
Non-owner occupied commercial real estate	4,523,260	—	—	4,523,260	21.0%
Construction and land	294,680	—	—	294,680	1.4%
Owner occupied commercial real estate	2,007,443	—	—	2,007,443	9.4%
Commercial and industrial	4,124,943	—	—	4,124,943	19.3%
Commercial lending subsidiaries	2,581,769	—	—	2,581,769	12.1%
	16,637,883	—	—	16,637,883	77.7%
Total loans	20,939,544	456,623	25,874	21,422,041	100.0%
Premiums, discounts and deferred fees and costs, net	48,113	—	(3,333)	44,780
Loans including premiums, discounts and deferred fees and costs	20,987,657	456,623	22,541	21,466,821
Allowance for loan and lease losses	(136,958)	—	(518)	(137,476)
Loans, net	$20,850,699	$456,623	$22,023	$21,329,345

	December 31, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,116,814	$479,068	$26,837	$4,622,719	21.6%
Home equity loans and lines of credit	1,654	—	361	2,015	0.0%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709
Total loans, including premiums, discounts and deferred fees and costs, increased by $50 million to $21.5 billion at March 31, 2018, from $21.4 billion at December 31, 2017. Non-covered loans grew by $74 million while covered loans declined by $24 million from December 31, 2017 to March 31, 2018. Non-covered residential and other consumer loans grew by $164 million and non-covered commercial loans declined by $90 million during the three months ended March 31, 2018.
Growth in non-covered loans, including premiums, discounts and deferred fees and costs for the three months ended March 31, 2018 reflected an increase of $55 million for the Florida franchise, a decrease of $139 million for the New York franchise and an increase of $158 million for the national platforms. The decline in balances for the New York franchise reflected management's decision to reduce our multi-family concentration in New York. We expect the balance of the New York multi-family portfolio to continue to decline in the near-term, and other major portfolio segments to continue to grow across geographies. Actual results will be dependent on our continual evaluation of relative risk and return and on market and competitive conditions.

The following tables show the composition of the non-covered loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2018
	Florida	New York	National	Total
Residential and other consumer	$19,840	$1,595	$4,338,911	$4,360,346
Commercial:
Multi-family	591,088	2,517,773	—	3,108,861
Non-owner occupied commercial real estate	2,791,478	1,622,879	98,288	4,512,645
Construction and land	156,672	121,785	15,704	294,161
Owner occupied commercial real estate	1,117,398	786,557	101,244	2,005,199
Commercial and industrial	2,736,178	923,850	455,894	4,115,922
Commercial lending subsidiaries	—	—	2,590,523	2,590,523
	$7,412,654	$5,974,439	$7,600,564	$20,987,657
	35.3%	28.5%	36.2%	100.0%

	December 31, 2017
	Florida	New York	National	Total
Residential and other consumer:	$20,779	$1,348	$4,173,953	$4,196,080
Commercial:
Multi-family	580,599	2,638,354	—	3,218,953
Non-owner occupied commercial real estate	2,805,820	1,572,884	96,097	4,474,801
Construction and land	149,658	145,702	15,124	310,484
Owner occupied commercial real estate	1,116,249	790,993	105,500	2,012,742
Commercial and industrial	2,684,524	963,886	489,417	4,137,827
Commercial lending subsidiaries	—	—	2,562,499	2,562,499
	$7,357,629	$6,113,167	$7,442,590	$20,913,386
	35.2%	29.2%	35.6%	100.0%
Included in multi-family and non-owner occupied commercial real estate loans above at March 31, 2018 were $176 million and $52 million, respectively, in re-positioning loans. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.
Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $4.8 billion, or 22.3% of total loans, at March 31, 2018 and $4.6 billion, or 21.7% of total loans, at December 31, 2017.
The non-covered 1-4 single family residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in 2016. All non-covered 1-4 single family residential loans are managed together and reported as part of the national platform in the disclosures above. Non-covered 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2018, $98 million or 2.3% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
During the three months ended March 31, 2018, the Company began acquiring non-performing FHA and VA insured mortgages from third party servicers. Loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. During three months ended March 31, 2018 the Company purchased approximately $39.4 million of loans under this program and sold loans with an outstanding balance of $3.2 million. The Company is not the servicer of these loans.

We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement.
The following charts present the distribution of the non-covered 1-4 single family residential mortgage portfolio, excluding government insured residential loans, by interest rate terms and contractual lives at the dates indicated:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 4% of the total at both March 31, 2018 and December 31, 2017 are reported with 15 year fixed above.
The geographic concentration of the non-covered 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
California	$1,134,460	26.1%	$1,094,058	26.2%
New York	912,216	21.0%	873,360	20.9%
Florida	557,692	12.9%	552,556	13.2%
Virginia	181,636	4.2%	181,912	4.4%
Others (1)	1,552,907	35.8%	1,472,067	35.3%
	$4,338,911	100.0%	$4,173,953	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at March 31, 2018 or December 31, 2017.
Home equity loans and lines of credit are not significant.
Other consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 79.4% and 80.2% of non-covered loans as of March 31, 2018 and December 31, 2017, respectively.

Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit.
The following charts present the distribution of non-owner occupied commercial real estate by product type at the dates indicated:
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.4% of the total loan portfolio at March 31, 2018. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to ten years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans include shared national credits totaling $1.6 billion at March 31, 2018, typically relationship based loans to borrowers in Florida and New York.
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

The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Pinnacle	$1,516,820	$1,524,650
Bridge franchise finance	457,914	434,582
Bridge equipment finance	615,788	603,267
SBF	246,678	246,750
Mortgage warehouse lending	424,452	459,388
	$3,261,652	$3,268,637
The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2018		December 31, 2017
Florida	$626,136	19.2%	$639,474	19.6%
California	457,955	14.0%	486,733	14.9%
Arizona	171,183	5.2%	175,704	5.4%
Texas	159,147	4.9%	160,606	4.9%
Utah	157,557	4.8%	123,027	3.8%
Iowa	152,391	4.7%	151,935	4.6%
North Carolina	141,623	4.3%	147,987	4.5%
Virginia	136,935	4.2%	148,884	4.6%
All others (1)	1,258,726	38.7%	1,234,287	37.7%
	$3,261,653	100.0%	$3,268,637	100.0%

(1)	No other state represented borrowers with more than 5.0% of loans outstanding at March 31, 2018 or December 31, 2017.
Equipment under Operating Lease
Equipment under operating lease totaled $591 million at March 31, 2018. The portfolio consisted primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,339 railcars with a carrying value of $434 million at March 31, 2018, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,085 hopper cars and 1,682 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $272 million at March 31, 2018 was leased to companies for use in the energy industry.
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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (in thousands):

	March 31, 2018		December 31, 2017
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,099,005	96.8%	$16,189,392	96.8%
Special mention	206,138	1.2%	183,234	1.1%
Substandard (1)	319,212	1.9%	338,405	2.0%
Doubtful	2,956	0.1%	6,275	0.1%
	$16,627,311	100.0%	$16,717,306	100.0%

(1)
The balance of substandard loans at March 31, 2018 and December 31, 2017 included $98 million and $105 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 3.2% of the commercial loan portfolio, of which 0.6% were taxi medallion loans, at March 31, 2018. See Note 4 to the consolidated financial statements for more detailed information about risk rating of commercial loans.

Taxi Medallion Finance
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of $98 million at March 31, 2018. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined significantly in recent years due to competitive developments in the transportation-for-hire industry. Due to the ongoing trend of declining estimated cash flows from the operation of taxi medallions leading to declines in medallion valuations, the entire taxi medallion portfolio is on non-accrual status and risk rated substandard as of March 31, 2018.
Using an extensive data set obtained from the NYTLC and assumptions that we believe are reasonable estimates of fleet utilization and borrower expenses, we perform a quarterly analysis to estimate the cash flow generating capacity of the operation of a New York City taxi medallion. We update our analysis on a quarterly basis, based on these cash flow capacity estimates. At March 31, 2018, the estimated valuation based on our cash flow template was $295,000. Partial charge-offs were recognized on all New York City taxi medallion loans that were past due less than 60 days and had carrying values in excess of this amount at March 31, 2018, consistent with the cash flow based resolution strategy for this portion of the taxi medallion portfolio. We established an additional 15% specific reserve from this valuation level in recognition of continued declining trends in the estimated cash flow generating capacity of medallions. A valuation of $239,000 was utilized to determine the amount of partial charge-off for loans past due 60 days or more or in litigation at March 31, 2018, estimated based on the average medallion transfer price over the past five months as reported by the NYTLC. See Note 10 to the consolidated financial statements for additional information about the valuation of New York City taxi medallions.
The taxi medallion portfolio had the following characteristics at March 31, 2018:

•	Approximately 98% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $19.7 million or 20.0% of the portfolio, compared to $17.7 million or 16.7% of the portfolio at December 31, 2017. Loans delinquent by 90 days or more totaled $7.0 million or 7.1% of the portfolio, compared to $8.3 million or 7.8% of the portfolio at December 31, 2017.

•	The portfolio included 191 loans modified in TDRs with a recorded investment of $83.7 million.

•
In the aggregate, the ALLL related to taxi medallion loans was $9.7 million, or 9.8% of the outstanding balance, at March 31, 2018, compared to $12.2 million, or 11.5% of the outstanding balance, at December 31, 2017. Charge-offs of $5.4 million were recognized in the three months ended March 31, 2018 related to taxi medallion loans. Cumulative charge-offs of $73.1 million have been recognized related to taxi medallion loans through March 31, 2018.

We are no longer originating taxi medallion loans. Our portfolio management strategies include, but are not limited to, working with borrowers experiencing cash flow challenges to provide short term relief and/or extended amortization periods, pro-actively attempting to refinance loans prior to maturity, obtaining principal reductions or additional collateral when possible, continuing to monitor industry data and obtaining updated borrower and guarantor financial information.
Equipment Under Operating Lease
Three operating lease relationships with a carrying value of assets under lease totaling $41 million, of which $35 million were exposures to the energy industry, were internally risk rated special mention or substandard at March 31, 2018. The present value of remaining lease payments on these leases totaled approximately $15 million at March 31, 2018, of which $11 million were exposures to the energy industry. There have been no missed payments related to the operating lease portfolio to date. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-10 years at March 31, 2018. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Asset risk may be higher for long-lived equipment such as railcars, which have useful lives of approximately 35-50 years.
Asset risk is evaluated and managed by a dedicated internal staff of asset managers, managed by seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar portfolio, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar re-marketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector.
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
We expect our operating lease portfolio to continue to grow, and may expand into additional asset classes to mitigate concentration risk.
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

The following tables show the distribution of non-covered 1-4 single family residential loans by original FICO and LTV as of the dates indicated:

	March 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.2%	2.6%	4.4%	19.1%	28.3%
60% - 70%	2.5%	2.5%	3.6%	13.8%	22.4%
70% - 80%	3.6%	4.4%	7.9%	27.1%	43.0%
More than 80%	1.5%	0.9%	0.8%	3.1%	6.3%
	9.8%	10.4%	16.7%	63.1%	100.0%

	December 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.2%	2.8%	4.5%	19.5%	29.0%
60% - 70%	2.4%	2.5%	3.5%	14.2%	22.6%
70% - 80%	3.6%	4.4%	7.8%	27.3%	43.1%
More than 80%	0.8%	0.8%	0.7%	3.0%	5.3%
	9.0%	10.5%	16.5%	64.0%	100.0%
At March 31, 2018, the non-covered 1-4 single family residential loan portfolio had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 762 and a weighted-average LTV of 67.7%. The majority of this portfolio was owner-occupied, with 87.4% primary residence, 7.7% second homes and 4.9% investment properties. In terms of vintage, 29.6% of the portfolio was originated pre-2015, 19.2% in 2015, 22.8% in 2016, 24.3% in 2017 and 4.1% in 2018.
Non-covered 1-4 single family residential loans past due more than 30 days totaled $53.3 million and $28.9 million at March 31, 2018 and December 31, 2017, respectively. The amount of these loans 90 days or more past due was $41.8 million, including $35.0 million of government insured pool buyout loans, and $5.6 million at March 31, 2018 and December 31, 2017, respectively.
Other Consumer Loans
Substantially all consumer loans were current at March 31, 2018 and December 31, 2017.
Covered Loans
At March 31, 2018, residential ACI loans totaled $457 million and residential non-ACI loans totaled $23 million, including premiums, discounts and deferred fees and costs. Our exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these loans in conjunction with the FSB Acquisition. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We monitor the pools quarterly to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At March 31, 2018, accretable yield on residential ACI loans totaled $406 million and non-accretable difference related to those loans totaled $144 million.
At March 31, 2018, the recorded investment in non-ACI 1-4 single family residential loans was $22.2 million; $2.4 million or 10.8% of these loans were 30 days or more past due and $2.0 million or 9.1% of these loans were 90 days or more past due. At March 31, 2018, the recorded investment in ACI 1-4 single family residential loans totaled $456.6 million; $30.2 million or 6.6% of these loans were delinquent by 30 days or more and $18.8 million or 4.1% were delinquent by 90 days or more.

Impaired Loans and Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding ACI loans and government insured residential loans, and (iii) OREO and repossessed assets. Impaired loans also typically include loans modified in TDRs that are accruing and ACI loans or pools for which expected cash flows at acquisition (as adjusted for any additional cash flows expected to be collected arising from changes in estimates after acquisition) have been revised downward since acquisition, other than due to changes in interest rate indices and prepayment assumptions.
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2018			December 31, 2017
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$2,304	$5,584	$7,888	$1,010	$9,705	$10,715
Home equity loans and lines of credit	331	—	331	331	—	331
Other consumer loans	—	548	548	—	821	821
Total residential and other consumer loans	2,635	6,132	8,767	1,341	10,526	11,867
Commercial:
Multi-family	—	26,267	26,267	—	—	—
Non-owner occupied commercial real estate	—	16,219	16,219	—	12,716	12,716
Construction and land	—	5,122	5,122	—	1,175	1,175
Owner occupied commercial real estate	—	21,211	21,211	—	29,020	29,020
Commercial and industrial
Taxi medallion loans	—	98,358	98,358	—	106,067	106,067
Other commercial and industrial	—	14,614	14,614	—	7,049	7,049
Commercial lending subsidiaries	—	1,097	1,097	—	3,512	3,512
Total commercial loans	—	182,888	182,888	—	159,539	159,539
Total non-accrual loans	2,635	189,020	191,655	1,341	170,065	171,406
Loans past due 90 days and still accruing	—	3,809	3,809	—	1,948	1,948
Total non-performing loans	2,635	192,829	195,464	1,341	172,013	173,354
OREO	5,619	7,306	12,925	2,862	7,018	9,880
Repossessed assets	—	1,674	1,674	—	2,128	2,128
Total non-performing assets	8,254	201,809	210,063	4,203	181,159	185,362
Performing TDRs	1,106	4,075	5,181	1,264	24,723	25,987
Total impaired loans and non-performing assets	$9,360	$205,884	$215,244	$5,467	$205,882	$211,349

Non-performing loans to total loans (1) (3)		0.92%	0.91%		0.82%	0.81%
Non-performing assets to total assets (2)		0.66%	0.69%		0.60%	0.61%
ALLL to total loans (1)		0.65%	0.64%		0.69%	0.68%
ALLL to non-performing loans		71.03%	70.33%		84.03%	83.53%
Net charge-offs to average loans(4)		0.21%	0.20%		0.38%	0.38%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Non-performing taxi medallion loans comprised 0.47% and 0.51% of total non-covered loans at March 31, 2018 and December 31, 2017 respectively.

(4)
The annualized ratio of charge-offs of taxi medallion loans to average non-covered loans was 0.10% and 0.29% for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

The increases in the ratios of non-performing loans to total loans and non-performing assets to total assets and the decrease in the ratio of the ALLL to non-performing loans at March 31, 2018 compared to December 31, 2017 were each primarily attributable to the increase in non-accrual multi-family loans. These loans were primarily re-positioning loans in New York that did not reach stabilization in accordance with initially established timelines. The decrease in the ratio of the ALLL to non-performing loans was also impacted by partial charge-offs related to taxi medallion loans.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $19 million and $18 million at March 31, 2018 and December 31, 2017, respectively. Contractually delinquent government insured pool buyout loans are excluded from non-performing loans as defined in the table above as interest guaranteed by the applicable government agency continues to be accrued. The carrying value of such loans contractually delinquent by more than 90 days was $35.0 million at March 31, 2018; there were no government insured pool buyout loans at December 31, 2017.
Commercial loans, other than ACI loans, are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and consumer loans, other than ACI loans and government insured pool buyout loans, are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days of interest is due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
The following table summarizes loans modified in TDRs at March 31, 2018 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer:
Covered	4	$2,049	$283
Non-covered	18	3,689	138
Commercial:
Taxi medallion loans	191	83,675	8,568
Other	11	25,617	3,719
	224	$115,030	$12,708
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $139 million at March 31, 2018, substantially all of which were current as to principal and interest at March 31, 2018.
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
We evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure. We offer a modification program modeled after the FNMA standard modification program.
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
To the extent, in management's judgment, commercial portfolio segments have sufficient observable loss history, the quantitative portion of the ALLL is based on the Bank's historical net charge-off rates. These commercial segments include commercial and industrial loans and the Bridge portfolios. For commercial portfolio segments that have not yet exhibited an observable loss trend, the quantitative loss factors are based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. These commercial segments include multifamily, owner occupied and non-owner occupied commercial real estate and construction and land loans. Quantitative loss factors for SBF loans are based on historical charge-off rates published by the SBA. For Pinnacle, quantitative loss factors are based primarily on historical municipal default data. For most commercial portfolio segments, we use a 17 quarter look back period in the calculation of historical net charge-off rates; this period was extended from 16 quarters to 17 quarters in the first quarter of 2018 in order to continue to capture a sufficient range of observations reflecting performance of our commercial loans.
Where applicable, the peer group used to calculate average annual historical net charge-off rates used in estimating general reserves is made up of 26 banks included in the OCC Midsize Bank Group plus five additional banks not included in the OCC Midsize Bank Group that management believes to be comparable based on size, geography and nature of lending operations. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.

As noted above, we generally use a 17-quarter loss experience period to calculate quantitative loss rates. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, which were originated in the current economic cycle. With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at March 31, 2018 or December 31, 2017.
Residential and other consumer loans
Non-covered Loans
Due to the lack of similarity between the risk characteristics of non-covered loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to non-covered loans. The non-covered loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for non-covered residential loans is based primarily on relevant proxy historical loss rates. The ALLL for non-covered 1-4 single family residential loans is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 17-quarter average net charge-off rate is used to estimate the ALLL for the non-covered home equity and other consumer loan classes. See further discussion of peer group loss factors above. The non-covered home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
Covered non-ACI Loans
Based on an analysis of historical performance, OREO and short sale losses, recent trending data and other internal and external factors, we have concluded that historical performance by portfolio class is the best indicator of incurred loss for the non-ACI 1-4 single family residential portfolio class. A quarterly roll rate matrix is calculated by delinquency bucket to measure the rate at which loans move from one delinquency bucket to the next during a given quarter. An average 17-quarter roll rate matrix is used to estimate the amount within each delinquency bucket expected to roll to 120+ days delinquent. We assume no cure for those loans that are currently 120+ days delinquent. Loss severity given default is estimated based on internal data about OREO sales and short sales from the portfolio. The allowance is initially calculated based on UPB. The total of UPB less the calculated allowance is then compared to the carrying amount of the loans, net of unamortized credit related fair value adjustments established at acquisition. If the calculated balance net of the allowance is less than the carrying amount, an additional allowance is established. Any increase or decrease in the allowance for non-ACI residential loans will result in a corresponding increase or decrease in the FDIC indemnification asset.
Qualitative Factors
Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines;

•	Economic factors, including unemployment rates and GDP growth rates and other factors considered relevant by management;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as evaluated by our independent credit review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory considerations.
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
Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential loans. The analysis of expected pool cash flows incorporates updated pool level expected prepayment rate, default rate, delinquency level and loss severity given default assumptions. Prepayment, delinquency and default curves are derived primarily from roll rates generated from the historical performance of the portfolio over the immediately preceding four quarters. Loss severity given default assumptions are generated from the historical performance of the portfolio taking into consideration current market considerations and portfolio characteristics. Estimates of default probability and loss severity given default also incorporate updated LTV ratios, at the loan level, based on Case-Shiller Home Price Indices for the relevant MSA. Costs and fees represent an additional component of loss on default and are projected based on historical experience over the last three years.
No ALLL related to 1-4 single family residential ACI pools was recorded at March 31, 2018 or December 31, 2017.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Three Months Ended March 31, 2018
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2017	$144,537	$—	$258	$144,795
Provision for (recovery of) loan losses:
1-4 single family residential	(31)	—	276	245
Home equity loans and lines of credit	(3)	—	(3)	(6)
Other consumer loans	135	—	—	135
Multi-family	1,471	—	—	1,471
Non-owner occupied commercial real estate	49	—	—	49
Construction and land	137	—	—	137
Owner occupied commercial real estate	541	—	—	541
Commercial and industrial
Taxi medallion loans	2,814	—	—	2,814
Other commercial and industrial	(1,164)	—	—	(1,164)
Commercial lending subsidiaries
Pinnacle	(43)	—	—	(43)
Bridge - franchise finance	124	—	—	124
Bridge - equipment finance	(1,156)	—	—	(1,156)
Total Provision	2,874	—	273	3,147
Charge-offs:
1-4 single family residential	—	—	(15)	(15)
Other consumer loans	(267)	—	—	(267)
Non-owner occupied commercial real estate	(243)	—	—	(243)
Owner occupied commercial real estate	(3,225)	—	—	(3,225)
Commercial and industrial
Taxi medallion loans	(5,375)	—	—	(5,375)
Other commercial and industrial	(1,507)	—	—	(1,507)
Total Charge-offs	(10,617)	—	(15)	(10,632)
Recoveries:
Home equity loans and lines of credit	—	—	2	2
Other consumer loans	18	—	—	18
Commercial and industrial
Taxi medallion loans	—	—	—	—
Other commercial and industrial	144	—	—	144
Commercial lending subsidiaries
Bridge - franchise finance	2	—	—	2
Total Recoveries	164	—	2	166
Net Charge-offs:	(10,453)	—	(13)	(10,466)
Balance at March 31, 2018	$136,958	$—	$518	$137,476

	Three Months Ended March 31, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953
Provision for (recovery of) loan losses:
1-4 single family residential	(466)	—	164	(302)
Home equity loans and lines of credit	—	831	(183)	648
Other consumer loans	(42)	—	—	(42)
Multi-family	(1,025)	—	—	(1,025)
Non-owner occupied commercial real estate	890	—	—	890
Construction and land	(34)	—	—	(34)
Owner occupied commercial real estate	4,979	—	—	4,979
Commercial and industrial
Taxi medallion loans	9,508	—	—	9,508
Other commercial and industrial	4,739	—	(33)	4,706
Commercial lending subsidiaries
Pinnacle	(6,092)	—	—	(6,092)
Bridge - franchise finance	(498)	—	—	(498)
Bridge - equipment finance	(638)	—	—	(638)
Total Provision	11,321	831	(52)	12,100
Charge-offs:
Home equity loans and lines of credit	—	—	(55)	(55)
Non-owner occupied commercial real estate	(37)	—	—	(37)
Owner occupied commercial real estate	(178)	—	—	(178)
Commercial and industrial
Taxi medallion loans	(5,938)	—	—	(5,938)
Other commercial and industrial	(8,616)	—	—	(8,616)
Total Charge-offs	(14,769)	—	(55)	(14,824)
Recoveries:
Home equity loans and lines of credit	—	—	32	32
Other consumer loans	6	—	—	6
Owner occupied commercial real estate	2	—	—	2
Commercial and industrial
Taxi medallion loans	—	—	—	—
Other commercial and industrial	379	—	33	412
Commercial lending subsidiaries
Pinnacle	—	—	—	—
Bridge - franchise finance	600	—	—	600
Bridge - equipment finance	—	—	—	—
Total Recoveries	987	—	65	1,052
Net Charge-offs:	(13,782)	—	10	(13,772)
Balance at March 31, 2017	$148,392	$831	$2,058	$151,281

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	March 31, 2018
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,109	$—	$518	$10,627	22.2%
Home equity loans and lines of credit	4	—	—	4	—%
Other consumer loans	201	—	—	201	0.1%
	10,314	—	518	10,832	22.3%
Commercial:
Multi-family	25,465	—	—	25,465	14.5%
Non-owner occupied commercial real estate	40,428	—	—	40,428	21.0%
Construction and land	3,141	—	—	3,141	1.4%
Owner occupied commercial real estate	10,927	—	—	10,927	9.4%
Commercial and industrial
Taxi medallion loans	9,652	—	—	9,652	0.5%
Other commercial and industrial	27,172	—	—	27,172	18.8%
Commercial lending subsidiaries
Pinnacle	529	—	—	529	7.2%
Bridge - franchise finance	3,431	—	—	3,431	2.1%
Bridge - equipment finance	5,899	—	—	5,899	2.8%
	126,644	—	—	126,644	77.7%
	$136,958	$—	$518	$137,476	100.0%

	December 31, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,140	$—	$257	$10,397	21.6%
Home equity loans and lines of credit	7	—	1	8	—%
Other consumer loans	315	—	—	315	0.1%
	10,462	—	258	10,720	21.7%
Commercial:
Multi-family	23,994	—	—	23,994	15.0%
Non-owner occupied commercial real estate	40,622	—	—	40,622	21.0%
Construction and land	3,004	—	—	3,004	1.5%
Owner occupied commercial real estate	13,611	—	—	13,611	9.4%
Commercial and industrial
Taxi medallion loans	12,214	—	—	12,214	0.6%
Other commercial and industrial	29,698	—	—	29,698	18.8%
Commercial lending subsidiaries
Pinnacle	572	—	—	572	7.2%
Bridge - franchise finance	3,305	—	—	3,305	2.1%
Bridge - equipment finance	7,055	—	—	7,055	2.7%
	134,075	—	—	134,075	78.3%
	$144,537	$—	$258	$144,795	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.

The balance of the ALLL for non-covered loans at March 31, 2018 decreased $7.6 million from the balance at December 31, 2017. Factors influencing the change in the ALLL related to specific loan types at March 31, 2018 as compared to December 31, 2017, include:

•
An increase of $1.5 million in the ALLL for multi-family loans, although outstanding balances declined, reflected increases in qualitative loss factors, primarily related to trends in the level of classified loans, and in reserves for criticized and classified loans.

•
A decrease of $2.7 million for owner occupied commercial real estate loans was primarily attributable to a decrease in specific reserves for one impaired loan relationship, which was fully charged-off during the three months ended March 31, 2018.

•	A decrease of $2.6 million for taxi medallion loans primarily resulted from charge-offs recognized during the three months ended March 31, 2018.

•	A decrease of $2.5 million for other commercial and industrial loans was driven primarily by a decrease in the historical net charge-off rate used to determine quantitative reserves.

•
A $1.2 million decrease for Bridge equipment finance primarily reflected a decrease in qualitative loss factors, particularly related to portfolio growth trends, and to a smaller extent, a decrease in the quantitative loss factor.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,318,952	—%	$3,043,059	—%
Interest bearing	1,600,009	1.05%	1,565,188	0.70%
Money market	10,470,666	1.12%	8,884,170	0.70%
Savings	328,604	0.28%	374,657	0.20%
Time	6,314,137	1.49%	5,672,223	1.19%
	$22,032,368	1.04%	$19,539,297	0.72%
Total deposits included $2.4 billion of brokered deposits at both March 31, 2018 and December 31, 2017.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2018 (in thousands):

Three months or less	$875,010
Over three through six months	637,415
Over six through twelve months	1,639,485
Over twelve months	821,383
$3,973,293

FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in mitigating interest rate risk. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The contractual balance of FHLB advances outstanding at March 31, 2018 is scheduled to mature as follows (in thousands):

Maturing in:
2018—One month or less	$2,500,000
2018—Over one month	1,596,000
2019	100,000
2020	125,000
2021	75,000
Carrying value	$4,396,000
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Senior notes	$393,888	$393,725
Capital lease obligations	8,928	9,105
	$402,816	$402,830
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2018 and December 31, 2017, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $3.0 billion at March 31, 2018, an increase of $7 million, or 0.22%, from December 31, 2017, due primarily to the retention of earnings, offset by dividends and shares repurchased.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 73.0% and 63.3% for the three months ended March 31, 2018 and 2017, respectively. We retain a high percentage of our earnings to support our planned growth.
In January 2018, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to $150 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During the three months ended March 31, 2018, the Company repurchased 1.2 million shares of its common stock for an aggregate purchase price of $48.6 million.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2018 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,896,602	9.6%	N/A (1)	N/A (1)	$1,209,121	4.0%
CET1 risk-based capital	$2,896,602	13.0%	$1,445,952	6.5%	$1,001,044	4.5%
Tier 1 risk-based capital	$2,896,602	13.0%	$1,779,634	8.0%	$1,334,725	6.0%
Total risk based capital	$3,039,224	13.7%	$2,224,542	10.0%	$1,779,634	8.0%
BankUnited:
Tier 1 leverage	$3,077,168	10.2%	$1,507,811	5.0%	$1,206,249	4.0%
CET1 risk-based capital	$3,077,168	13.9%	$1,441,568	6.5%	$998,009	4.5%
Tier 1 risk-based capital	$3,077,168	13.9%	$1,774,237	8.0%	$1,330,678	6.0%
Total risk based capital	$3,219,790	14.5%	$2,217,797	10.0%	$1,774,237	8.0%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in between 2016 and 2019. When fully phased in on January 1, 2019, the Bank and the
Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at March 31, 2018.
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
For the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $138.1 million and $35.4 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $82.3 million and $75.3 million for the three months ended March 31, 2018 and 2017, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Single Family Shared-Loss Agreement are also characterized as investing cash flows. Cash generated by the repayment and resolution of covered loans and reimbursements from the FDIC totaled $112.2 million and $123.7 million for the three months ended March 31, 2018 and 2017, respectively. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity until the expected termination of the Single Family Shared-Loss Agreement in 2019.
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
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At March 31, 2018, unencumbered investment securities totaled $4.2 billion. At March 31, 2018, BankUnited had available borrowing capacity at the FHLB of $4.4 billion, unused borrowing capacity at the FRB of $463 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the non-covered loan portfolio, and resultant requirements for liquidity to fund loans.
Continued growth of deposits and the non-covered loan portfolio, along with runoff of the covered loan portfolio and FDIC indemnification asset are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At March 31, 2018, BankUnited’s 30 day total liquidity ratio was 173%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At March 31, 2018, BankUnited’s one year liquidity ratio was 162%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities, the ratio of brokered deposits to total deposits, the ratio of FHLB advances to total funding, the percentage of investment securities backed by the U.S. government and government agencies and concentrations of large deposits. At March 31, 2018, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at March 31, 2018 and December 31, 2017:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at March 31, 2018 - increase (decrease):
In year 1	(2.0)%	1.4%	2.4%	2.9%	3.1%
In year 2	(6.5)%	5.2%	10.0%	14.5%	18.4%
Model Results at December 31, 2017 - increase (decrease):
In year 1	(0.3)%	(0.1)%	(0.5)%	(1.4)%	(2.7)%
In year 2	(3.5)%	1.8%	3.2%	4.3%	4.8%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at March 31, 2018 due to the current low rate environment. The parameters established by the ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9%, 18%, 27% and 36% in plus or minus 100, 200, 300 and 400 basis point scenarios, respectively. As of March 31, 2018, our simulation for the Bank indicated percentage changes from base EVE of 1.1%, (2.5)%, (5.3)%, (8.5)% and (12.1)% in down 100, plus 100, plus 200, plus 300 and plus 400 basis point scenarios, respectively.
These measures fall within an acceptable level of interest rate risk per the policies established by the ALCO and the Board of Directors. In the event the models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale or re-positioning of a portion of its investment portfolio, restructuring of borrowings, or the use of derivatives such as interest rate swaps and caps.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2018, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.2 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $5.4 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.4 billion at March 31, 2018. The aggregate fair value of these interest rate swaps and caps included in other assets was $27.6 million and the aggregate fair value included in other liabilities was $31.9 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 7 to the consolidated financial statements for additional information about derivative financial instruments.

Off-Balance Sheet Arrangements
For more information on contractual obligations and commitments, see Note 11 to the consolidated financial statements, the FHLB Advances, Notes and Other Borrowings section of this MD&A and Off-Balance Sheet Arrangements in the MD&A of the Company's 2017 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2017 Annual Report on Form 10-K.
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at March 31, 2018 (in thousands except share and per share data):

Total stockholders' equity	$3,032,672
Less: goodwill and other intangible assets	77,751
Tangible stockholders’ equity	$2,954,921

Common shares issued and outstanding	106,160,751

Book value per common share	$28.57

Tangible book value per common share	$27.83
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
During the quarter ended March 31, 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.   Risk Factors
 There have been no material changes in the risk factors disclosed by the Company in its 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May 2018.

/s/ Rajinder P. Singh
Rajinder P. Singh
President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer