Form 10-Q
period 2018-06-30
BankUnited, Inc.
filed 2018-08-07
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 3, 2018
Common Stock, $0.01 Par Value	105,352,328

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2018

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CET1	Common Equity Tier 1 capital
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHA loan	Loan guaranteed by the Federal Housing Administration
FICO	Fair Isaac Corporation (credit score)
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HTM	Held to maturity
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition

ii

LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
MSRs	Mortgage servicing rights
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
Non-Covered Loans	Loans other than those covered under the Loss Sharing Agreements
NYTLC	New York City Taxi and Limousine Commission
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TCJA	The Tax Cuts and Jobs Act of 2017
TDR	Troubled-debt restructuring
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks:
Non-interest bearing	$10,937	$35,246
Interest bearing	368,319	159,336
Cash and cash equivalents	379,256	194,582
Investment securities (including securities recorded at fair value of $7,093,068 and $6,680,832)	7,103,068	6,690,832
Non-marketable equity securities	278,739	265,989
Loans held for sale	46,829	34,097
Loans (including covered loans of $451,350 and $503,118)	21,869,723	21,416,504
Allowance for loan and lease losses	(134,971)	(144,795)
Loans, net	21,734,752	21,271,709
FDIC indemnification asset	200,783	295,635
Bank owned life insurance	261,758	252,462
Equipment under operating lease, net	591,267	599,502
Goodwill and other intangible assets	77,740	77,796
Other assets	675,379	664,382
Total assets	$31,349,571	$30,346,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,315,550	$3,071,032
Interest bearing	1,621,940	1,757,581
Savings and money market	10,590,438	10,715,024
Time	6,650,022	6,334,842
Total deposits	22,177,950	21,878,479
Federal Home Loan Bank advances	5,071,000	4,771,000
Notes and other borrowings	402,799	402,830
Other liabilities	598,389	268,615
Total liabilities	28,250,138	27,320,924

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 106,241,116 and 106,848,185 shares issued and outstanding	1,062	1,068
Paid-in capital	1,455,554	1,498,227
Retained earnings	1,592,157	1,471,781
Accumulated other comprehensive income	50,660	54,986
Total stockholders' equity	3,099,433	3,026,062
Total liabilities and stockholders' equity	$31,349,571	$30,346,986

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans	$288,264	$249,409	$562,264	$485,771
Investment securities	56,092	46,054	106,077	89,773
Other	4,499	3,372	8,290	6,829
Total interest income	348,855	298,835	676,631	582,373
Interest expense:
Deposits	65,298	39,514	121,659	74,242
Borrowings	28,294	19,732	51,900	37,949
Total interest expense	93,592	59,246	173,559	112,191
Net interest income before provision for loan losses	255,263	239,589	503,072	470,182
Provision for loan losses (including $294, $1,653, $567 and $2,432 for covered loans)	8,995	13,619	12,142	25,719
Net interest income after provision for loan losses	246,268	225,970	490,930	444,463
Non-interest income:
Income from resolution of covered assets, net	4,238	8,361	7,555	15,666
Net loss on FDIC indemnification	(1,400)	(2,588)	(5,015)	(9,336)
Deposit service charges and fees	3,510	3,252	6,997	6,455
Gain (loss) on sale of loans, net (including $(2,002), $(3,447), $(298) and $(1,565) related to covered loans)	768	(404)	4,269	4,154
Gain on investment securities, net	2,142	627	2,506	2,263
Lease financing	17,492	13,141	31,594	26,780
Other non-interest income	5,223	7,504	12,053	12,055
Total non-interest income	31,973	29,893	59,959	58,037
Non-interest expense:
Employee compensation and benefits	65,537	60,388	132,573	120,059
Occupancy and equipment	18,985	19,251	37,817	37,860
Amortization of FDIC indemnification asset	44,250	45,663	84,597	90,126
Deposit insurance expense	4,623	5,588	9,435	11,063
Professional fees	2,657	4,785	5,532	9,825
Telecommunications and data processing	3,900	3,745	7,585	7,029
Depreciation of equipment under operating lease	9,476	8,733	18,792	16,750
Other non-interest expense	11,819	12,282	26,733	24,280
Total non-interest expense	161,247	160,435	323,064	316,992
Income before income taxes	116,994	95,428	227,825	185,508
Provision for income taxes	27,094	29,021	52,690	56,808
Net income	$89,900	$66,407	$175,135	$128,700
Earnings per common share, basic	$0.82	$0.60	$1.60	$1.18
Earnings per common share, diluted	$0.82	$0.60	$1.59	$1.17
Cash dividends declared per common share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$89,900	$66,407	$175,135	$128,700
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(13,106)	8,092	(40,430)	24,269
Reclassification adjustment for net securities gains realized in income	(1,875)	(379)	(2,592)	(1,369)
Net change in unrealized gains on securities available for sale	(14,981)	7,713	(43,022)	22,900
Unrealized gains on derivative instruments:
Net unrealized holding gain (loss) arising during the period	9,846	(8,598)	29,639	(8,167)
Reclassification adjustment for net losses realized in income	(535)	1,556	155	3,305
Net change in unrealized gains on derivative instruments	9,311	(7,042)	29,794	(4,862)
Other comprehensive income (loss)	(5,670)	671	(13,228)	18,038
Comprehensive income	$84,230	$67,078	$161,907	$146,738

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$175,135	$128,700
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(69,157)	(49,408)
Provision for loan losses	12,142	25,719
Income from resolution of covered assets, net	(7,555)	(15,666)
Net loss on FDIC indemnification	5,015	9,336
Gain on sale of loans, net	(4,269)	(4,154)
Gain on investment securities, net	(2,506)	(2,263)
Equity based compensation	12,272	9,705
Depreciation and amortization	31,391	29,837
Deferred income taxes	24,074	24,983
Proceeds from sale of loans held for sale	86,118	92,660
Loans originated for sale, net of repayments	(73,633)	(71,499)
Other:
Decrease in other assets	15,625	9,022
Increase (decrease) in other liabilities	25,242	(58,035)
Net cash provided by operating activities	229,894	128,937

Cash flows from investing activities:
Purchase of investment securities	(1,730,173)	(1,658,461)
Proceeds from repayments and calls of investment securities	691,220	608,060
Proceeds from sale of investment securities	836,317	427,923
Purchase of non-marketable equity securities	(166,813)	(99,238)
Proceeds from redemption of non-marketable equity securities	154,063	111,563
Purchases of loans	(604,278)	(636,876)
Loan originations, repayments and resolutions, net	152,848	(167,525)
Proceeds from sale of loans, net	115,560	98,421
Proceeds from sale of equipment under operating lease	49,892	2,269
Acquisition of equipment under operating lease	(56,132)	(52,180)
Other investing activities	(16,404)	(8,727)
Net cash used in investing activities	(573,900)	(1,374,771)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	299,471	1,286,950
Additions to Federal Home Loan Bank advances	2,201,000	2,820,000
Repayments of Federal Home Loan Bank advances	(1,901,000)	(3,110,000)
Dividends paid	(45,996)	(45,549)
Exercise of stock options	7,727	61,519
Repurchase of common stock	(54,399)	—
Other financing activities	21,877	12,961
Net cash provided by financing activities	528,680	1,025,881
Net increase (decrease) in cash and cash equivalents	184,674	(219,953)
Cash and cash equivalents, beginning of period	194,582	448,313
Cash and cash equivalents, end of period	$379,256	$228,360

Supplemental disclosure of cash flow information:
Interest paid	$171,379	$108,036
Income taxes paid, net	$18,677	$41,298

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$7,574	$3,602
Transfers from loans to loans held for sale	$22,094	$5,190
Dividends declared, not paid	$22,916	$23,034
Unsettled purchases of investment securities	$272,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	175,135	(13,228)	161,907
Dividends	—	—	—	(45,857)	—	(45,857)
Equity based compensation	654,420	6	10,336	—	—	10,342
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(207,720)	(2)	(6,347)	—	—	(6,349)
Exercise of stock options	291,689	3	7,724	—	—	7,727
Repurchase of common stock	(1,345,458)	(13)	(54,386)	—	—	(54,399)
Balance at June 30, 2018	106,241,116	$1,062	$1,455,554	$1,592,157	$50,660	$3,099,433

Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	128,700	18,038	146,738
Dividends	—	—	—	(46,073)	—	(46,073)
Equity based compensation	591,999	6	7,380	—	—	7,386
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(262,080)	(3)	(7,176)	—	—	(7,179)
Exercise of stock options	2,304,108	23	61,496	—	—	61,519
Balance at June 30, 2017	106,800,972	$1,068	$1,488,159	$1,032,308	$59,285	$2,580,820

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 87 banking centers located in 15 Florida counties and 5 banking centers located in the New York metropolitan area at June 30, 2018. The Bank also offers certain commercial lending and deposit products through national platforms.
In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC. The Loss Sharing Agreements consisted of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. Assets covered by the Loss Sharing Agreements are referred to as covered assets or, in certain cases, covered loans. The Single Family Shared-Loss Agreement provides for FDIC loss sharing and the Bank’s reimbursement for recoveries to the FDIC through May 21, 2019 for single family residential loans and OREO. Loss sharing under the Commercial Shared-Loss Agreement terminated on May 21, 2014. The Commercial Shared-Loss Agreement continued to provide for the Bank’s reimbursement of recoveries to the FDIC through June 30, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. Pursuant to the terms of the Loss Sharing Agreements, the covered assets are subject to a stated loss threshold whereby the FDIC will reimburse BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected in future periods.
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
June 30, 2018

customers that are within the scope of the standard are consistent with the principles in Topic 606. Therefore, there was no impact at adoption to the Company's consolidated financial position, results of operations, or cash flows.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU addressed certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The main provisions of this ASU that are applicable to the Company are to (1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, (2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and (3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's previous practice. The Company adopted this ASU in the first quarter of 2018 using the modified retrospective transition method. The cumulative effect adjustment to reclassify unrealized gains on equity securities from AOCI to retained earnings totaled $2.2 million, net of tax, at adoption. Unrealized losses on equity securities recognized in earnings totaled $0.4 million and $1.0 million, respectively, for the three and six months ended June 30, 2018.
ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment provided guidance on eight specific cash flow classification issues where there had been diversity in practice. The provisions of this ASU that are expected to be applicable to the Company include requirements to: (1) classify cash payments for debt prepayment or extinguishment costs to be classified as cash outflows for financing activities, (2) classify proceeds from settlement of insurance claims on the basis of the nature of the loss and (3) require cash payments from settlement of bank-owned life insurance policies to be classified as cash flows from investing activities. The Company adopted this ASU for the first quarter of 2018; the provisions of the ASU were generally consistent with the Company's existing practice, therefore, adoption did not have an impact on the Company's consolidated cash flows.
ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allowed a reclassification from AOCI to retained earnings of stranded tax effects in AOCI resulting from enactment of the TCJA that reduced the statutory federal tax rate from 35 percent to 21 percent. The Company’s existing accounting policy was to release stranded tax effects only when the entire portfolio of the type of item that created them is liquidated. This ASU was early adopted effective January 1, 2018 and a cumulative-effect adjustment was recorded to reclassify stranded tax effects totaling $11.1 million from AOCI to retained earnings.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The ASU also will require both qualitative and quantitative disclosures that provide additional information about the amounts recorded in the consolidated financial statements. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. The most significant impact of adoption is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the Consolidated Balance Sheet for real estate leases currently classified as operating leases. Under a package of practical expedients that the Company plans to elect, the Company will not be required to (i) re-assess whether expired or existing contracts contain leases, (ii) re-assess the classification of expired or existing leases, (iii) re-evaluate initial direct costs for existing leases or (iv) separate lease components of certain contracts from non-lease components. The Company also plans to elect the transition method that allows entities the option of applying the provisions of the ASU at the effective date without adjusting the comparative periods presented. Management is in the process of finalizing its evaluation of the impact of adoption of this ASU on its processes and controls. The Company has substantially completed its review of contractual arrangements for embedded leases. The Company has acquired and implemented software to facilitate calculation and reporting of the lease liability and right-of-use asset. Certain accounting policy decisions have been made including use of the incremental borrowing rate to determine the discount rate and assumptions around inclusion of

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

renewals in lease terms. Based on the population of lease contracts existing at June 30, 2018 and an incremental borrowing rate determined as of that date, the Company estimates that a lease liability and related right-of-use asset of approximately $100 million and $90 million, respectively, will be recognized on adoption at January 1, 2019. The amounts actually recognized will be based on terms of contracts in place and an incremental borrowing rate determined at the date of adoption. The Company does not expect the impact of adoption to be material to its consolidated results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value, and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The ASU requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for AFS and HTM securities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial position, results of operations or cash flows; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations. To date, the Company has completed a gap analysis, adopted and is in the process of executing a detailed implementation plan, established a formal governance structure, selected and implemented credit loss models for key portfolio segments, chosen loss estimation methodologies for key portfolio segments, and selected a software solution to serve as its CECL platform.
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
June 30, 2018

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2018	2017	2018	2017
Basic earnings per common share:
Numerator:
Net income	$89,900	$66,407	$175,135	$128,700
Distributed and undistributed earnings allocated to participating securities	(3,463)	(2,483)	(6,676)	(4,805)
Income allocated to common stockholders for basic earnings per common share	$86,437	$63,924	$168,459	$123,895
Denominator:
Weighted average common shares outstanding	106,170,834	106,827,077	106,347,378	106,325,244
Less average unvested stock awards	(1,222,436)	(1,144,135)	(1,165,750)	(1,102,836)
Weighted average shares for basic earnings per common share	104,948,398	105,682,942	105,181,628	105,222,408
Basic earnings per common share	$0.82	$0.60	$1.60	$1.18
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$86,437	$63,924	$168,459	$123,895
Adjustment for earnings reallocated from participating securities	12	7	23	15
Income used in calculating diluted earnings per common share	$86,449	$63,931	$168,482	$123,910
Denominator:
Weighted average shares for basic earnings per common share	104,948,398	105,682,942	105,181,628	105,222,408
Dilutive effect of stock options and executive share-based awards	522,997	455,135	519,598	537,491
Weighted average shares for diluted earnings per common share	105,471,395	106,138,077	105,701,226	105,759,899
Diluted earnings per common share	$0.82	$0.60	$1.59	$1.17
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at June 30, 2018 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at June 30, 2018 and 2017, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested shares and share units	1,644,336	1,521,817	1,644,336	1,521,817
Stock options and warrants	1,850,279	1,850,279	1,850,279	1,850,279

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities available for sale portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$34,769	$7	$(18)	$34,758
U.S. Government agency and sponsored enterprise residential MBS	1,802,758	22,052	(3,548)	1,821,262
U.S. Government agency and sponsored enterprise commercial MBS	240,835	820	(1,736)	239,919
Private label residential MBS and CMOs	882,864	11,133	(14,739)	879,258
Private label commercial MBS	1,093,409	7,146	(4,518)	1,096,037
Single family rental real estate-backed securities	578,314	1,090	(3,490)	575,914
Collateralized loan obligations	1,242,541	2,422	(148)	1,244,815
Non-mortgage asset-backed securities	198,818	1,911	(1,722)	199,007
State and municipal obligations	463,995	5,388	(3,510)	465,873
SBA securities	459,876	8,854	(540)	468,190
Other debt securities	1,552	4,029	—	5,581
	$6,999,731	$64,852	$(33,969)	$7,030,614

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$24,981	$—	$(28)	$24,953
U.S. Government agency and sponsored enterprise residential MBS	2,043,373	16,094	(1,440)	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	233,522	1,330	(344)	234,508
Private label residential MBS and CMOs	613,732	16,473	(1,958)	628,247
Private label commercial MBS	1,033,022	13,651	(258)	1,046,415
Single family rental real estate-backed securities	559,741	3,823	(858)	562,706
Collateralized loan obligations	720,429	3,252	—	723,681
Non-mortgage asset-backed securities	119,939	1,808	—	121,747
Marketable equity securities	59,912	3,631	—	63,543
State and municipal obligations	640,511	17,606	(914)	657,203
SBA securities	534,534	16,208	(60)	550,682
Other debt securities	4,090	5,030	—	9,120
	$6,587,786	$98,906	$(5,860)	$6,680,832
Marketable equity securities, recorded at fair value, totaled $62.5 million and $63.5 million, at June 30, 2018 and December 31, 2017, respectively. Investment securities held to maturity at June 30, 2018 and December 31, 2017 consisted of one State of Israel bond with a carrying value of $10 million maturing in 2024. Fair value approximated carrying value at June 30, 2018 and December 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

At June 30, 2018, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$735,040	$740,310
Due after one year through five years	3,512,471	3,524,379
Due after five years through ten years	2,374,418	2,384,147
Due after ten years	377,802	381,778
	$6,999,731	$7,030,614
Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2018 was 4.8 years. The effective duration of the investment portfolio as of June 30, 2018 was 1.5 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.2 billion and $2.6 billion at June 30, 2018 and December 31, 2017, respectively.
The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sale of investment securities available for sale	$569,387	$166,368	$836,317	$427,923

Gross realized gains:
Investment securities available for sale	$2,554	$656	$6,041	$2,292
Gross realized losses:
Investment securities available for sale	(4)	(29)	(2,514)	(29)
Net realized gain	2,550	627	3,527	2,263

Net unrealized losses on marketable equity securities recognized in earnings	(408)	—	(1,021)	—

Gain on investment securities, net	$2,142	$627	$2,506	$2,263

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,838	$(18)	$—	$—	$14,838	$(18)
U.S. Government agency and sponsored enterprise residential MBS	334,733	(2,869)	12,361	(679)	347,094	(3,548)
U.S. Government agency and sponsored enterprise commercial MBS	97,975	(1,736)	—	—	97,975	(1,736)
Private label residential MBS and CMOs	721,684	(14,544)	4,178	(195)	725,862	(14,739)
Private label commercial MBS	277,920	(4,518)	—	—	277,920	(4,518)
Single family rental real estate-backed securities	295,632	(3,490)	—	—	295,632	(3,490)
Collateralized loan obligations	364,004	(148)	—	—	364,004	(148)
Non-mortgage asset-backed securities	125,669	(1,722)	—	—	125,669	(1,722)
State and municipal obligations	242,677	(3,179)	16,367	(331)	259,044	(3,510)
SBA securities	105,816	(505)	13,797	(35)	119,613	(540)
	$2,580,948	$(32,729)	$46,703	$(1,240)	$2,627,651	$(33,969)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,953	$(28)	$—	$—	$24,953	$(28)
U.S. Government agency and sponsored enterprise residential MBS	471,120	(1,141)	13,028	(299)	484,148	(1,440)
U.S. Government agency and sponsored enterprise commercial MBS	26,265	(344)	—	—	26,265	(344)
Private label residential MBS and CMOs	330,068	(1,858)	5,083	(100)	335,151	(1,958)
Private label commercial MBS	81,322	(258)	—	—	81,322	(258)
Single family rental real estate-backed securities	94,750	(858)	—	—	94,750	(858)
State and municipal obligations	30,715	(49)	60,982	(865)	91,697	(914)
SBA securities	21,300	(10)	15,427	(50)	36,727	(60)
	$1,080,493	$(4,546)	$94,520	$(1,314)	$1,175,013	$(5,860)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2018 or 2017. The Company does not intend to sell securities that are in significant unrealized loss positions at June 30, 2018 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

At June 30, 2018, 147 securities were in unrealized loss positions. The amount of impairment related to 32 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $313 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Government agency and sponsored enterprise residential and commercial MBS
At June 30, 2018, thirty-two U.S. Government agency and sponsored enterprise residential MBS and six U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. Impairment of these securities was primarily attributable to increases in market interest rates subsequent to the date of acquisition. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairments were considered to be temporary.
Private label residential MBS and CMOs
At June 30, 2018, twenty-eight private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of June 30, 2018. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Private label commercial MBS
At June 30, 2018, fourteen private label commercial MBS were in unrealized loss positions, primarily as a result of an increase in market interest rates. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Single family rental real estate-backed securities
At June 30, 2018, ten single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the absence of projected credit losses the impairments were considered to be temporary.
Collateralized loan obligations:
At June 30, 2018, two collateralized loan obligations were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 1% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At June 30, 2018, four non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. The amount of impairment each of the individual securities was 2% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairment were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

State and municipal obligations
At June 30, 2018, fifteen state and municipal obligations were in unrealized loss positions. The impairments are primarily attributable to increases in market interest rates and changes in statutory tax rates. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses, the impairments were considered to be temporary.
SBA Securities
At June 30, 2018, four SBA securities were in unrealized loss positions. The amount of impairment of each of these securities was less than 1% of amortized cost. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.
Note 4    Loans and Allowance for Loan and Lease Losses
The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include loans originated since the FSB acquisition and commercial and consumer loans acquired in the FSB acquisition for which loss share coverage has terminated. Covered loans are further segregated between ACI and non-ACI loans.
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,257,026	$431,413	$23,166	$4,711,605	21.6%
Government insured residential	111,761	—	—	111,761	0.5%
Home equity loans and lines of credit	1,855	—	331	2,186	—%
Other consumer loans	18,600	—	—	18,600	0.1%
	4,389,242	431,413	23,497	4,844,152	22.2%
Commercial:
Multi-family	2,859,179	—	—	2,859,179	13.1%
Non-owner occupied commercial real estate	4,538,272	—	—	4,538,272	20.7%
Construction and land	255,864	—	—	255,864	1.2%
Owner occupied commercial real estate	2,048,478	—	—	2,048,478	9.4%
Commercial and industrial	4,605,253	—	—	4,605,253	21.1%
Commercial lending subsidiaries	2,676,268	—	—	2,676,268	12.3%
	16,983,314	—	—	16,983,314	77.8%
Total loans	21,372,556	431,413	23,497	21,827,466	100.0%
Premiums, discounts and deferred fees and costs, net	45,817	—	(3,560)	42,257
Loans including premiums, discounts and deferred fees and costs	21,418,373	431,413	19,937	21,869,723
Allowance for loan and lease losses	(134,381)	—	(590)	(134,971)
Loans, net	$21,283,992	$431,413	$19,347	$21,734,752

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

	December 31, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,089,994	$479,068	$26,837	$4,595,899	21.5%
Government insured residential	26,820	—	—	26,820	0.1%
Home equity loans and lines of credit	1,654	—	361	2,015	—%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709
Included in non-covered loans above are $30 million and $34 million at June 30, 2018 and December 31, 2017, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At June 30, 2018 and December 31, 2017, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $794 million and $738 million, respectively.
During the three and six months ended June 30, 2018 and 2017, the Company purchased 1-4 single family residential loans totaling $271 million, $604 million, $297 million and $637 million, respectively. Purchases for the three and six months ended June 30, 2018 included $72 million and $112 million, respectively, of government insured residential loans.
At June 30, 2018, the Company had pledged real estate loans with UPB of approximately $10.3 billion and recorded investment of approximately $9.9 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

At June 30, 2018 and December 31, 2017, the UPB of ACI loans was $0.9 billion and $1.1 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$675,385
Reclassifications from non-accretable difference, net	81,501
Accretion	(301,827)
Balance at December 31, 2017	455,059
Reclassifications from non-accretable difference, net	60,490
Accretion	(167,761)
Balance at June 30, 2018	$347,788
Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
UPB of loans sold	$64,306	$69,143	$125,349	$123,737

Cash proceeds, net of transaction costs	$54,773	$53,007	$109,629	$98,421
Recorded investment in loans sold	56,775	56,454	109,927	99,986
Loss on sale of covered loans, net	$(2,002)	$(3,447)	$(298)	$(1,565)

Gain on FDIC indemnification, net	$1,601	$2,759	$243	$1,257

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018			2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,832	$126,644	$137,476	$11,790	$139,491	$151,281
Provision for (recovery of) loan losses:
Covered loans	294	—	294	1,658	(5)	1,653
Non-covered loans	(574)	9,275	8,701	93	11,873	11,966
Total provision	(280)	9,275	8,995	1,751	11,868	13,619
Charge-offs:		.
Covered loans	(224)	—	(224)	—	—	—
Non-covered loans	2	(12,046)	(12,044)	—	(10,237)	(10,237)
Total charge-offs	(222)	(12,046)	(12,268)	—	(10,237)	(10,237)
Recoveries:
Covered loans	2	—	2	2	5	7
Non-covered loans	6	760	766	7	971	978
Total recoveries	8	760	768	9	976	985
Ending balance	$10,338	$124,633	$134,971	$13,550	$142,098	$155,648

	Six Months Ended June 30,
	2018			2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,720	$134,075	$144,795	$11,503	$141,450	$152,953
Provision for (recovery of) loan losses:
Covered loans	567	—	567	2,470	(38)	2,432
Non-covered loans	(473)	12,048	11,575	(415)	23,702	23,287
Total provision	94	12,048	12,142	2,055	23,664	25,719
Charge-offs:
Covered loans	(239)	—	(239)	(55)	—	(55)
Non-covered loans	(265)	(22,396)	(22,661)	—	(25,006)	(25,006)
Total charge-offs	(504)	(22,396)	(22,900)	(55)	(25,006)	(25,061)
Recoveries:
Covered loans	4	—	4	34	38	72
Non-covered loans	24	906	930	13	1,952	1,965
Total recoveries	28	906	934	47	1,990	2,037
Ending balance	$10,338	$124,633	$134,971	$13,550	$142,098	$155,648

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	June 30, 2018			December 31, 2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$10,338	$124,633	$134,971	$10,720	$134,075	$144,795
Covered loans:
Ending balance	$590	$—	$590	$258	$—	$258
Ending balance: non-ACI loans individually evaluated for impairment	$176	$—	$176	$118	$—	$118
Ending balance: non-ACI loans collectively evaluated for impairment	$414	$—	$414	$140	$—	$140
Non-covered loans:
Ending balance	$9,748	$124,633	$134,381	$10,462	$134,075	$144,537
Ending balance: loans individually evaluated for impairment	$157	$20,642	$20,799	$63	$18,776	$18,839
Ending balance: loans collectively evaluated for impairment	$9,591	$103,991	$113,582	$10,399	$115,299	$125,698
Loans:
Covered loans:
Ending balance	$451,350	$—	$451,350	$503,118	$—	$503,118
Ending balance: non-ACI loans individually evaluated for impairment	$2,855	$—	$2,855	$2,221	$—	$2,221
Ending balance: non-ACI loans collectively evaluated for impairment	$17,082	$—	$17,082	$21,829	$—	$21,829
Ending balance: ACI loans	$431,413	$—	$431,413	$479,068	$—	$479,068
Non-covered loans:
Ending balance	$4,448,660	$16,969,713	$21,418,373	$4,196,080	$16,717,306	$20,913,386
Ending balance: loans, other than ACI loans, individually evaluated for impairment	$5,271	$170,281	$175,552	$1,234	$173,706	$174,940
Ending balance: loans, other than ACI loans, collectively evaluated for impairment	$4,443,389	$16,769,013	$21,212,402	$4,194,846	$16,509,824	$20,704,670
Ending balance: ACI loans	$—	$30,419	$30,419	$—	$33,776	$33,776
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

The table below presents information about loans or ACI pools identified as impaired at the dates indicated (in thousands):

	June 30, 2018			December 31, 2017
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
1-4 single family residential	$2,818	$2,775	$—	$120	$122	$—
Multi-family	6,644	6,675	—	—	—	—
Non-owner occupied commercial real estate	13,415	13,332	—	10,922	10,838	—
Construction and land	5,366	5,368	—	1,175	1,175	—
Owner occupied commercial real estate	11,778	11,797	—	22,002	22,025	—
Commercial and industrial
Taxi medallion loans	10,890	10,890	—	13,560	13,559	—
Other commercial and industrial	8,482	8,491	—	345	374	—
Commercial lending subsidiaries	1,228	1,227	—	—	—	—
With a specific allowance recorded:
1-4 single family residential	2,453	2,420	157	1,114	1,090	63
Multi-family	19,609	19,609	3,359	23,173	23,175	1,732
Owner occupied commercial real estate	3,602	3,586	154	3,075	3,079	2,960
Commercial and industrial
Taxi medallion loans	76,321	76,321	12,664	92,507	92,508	12,214
Other commercial and industrial	12,093	12,084	4,372	3,626	3,624	1,540
Commercial lending subsidiaries	853	853	93	3,321	3,296	330
Total:
Residential and other consumer	$5,271	$5,195	$157	$1,234	$1,212	$63
Commercial	170,281	170,233	20,642	173,706	173,653	18,776
	$175,552	$175,428	$20,799	$174,940	$174,865	$18,839
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$963	$1,138	$—	$1,061	$1,203	$—
With a specific allowance recorded:
1-4 single family residential	1,892	2,235	176	1,160	1,314	118
	$2,855	$3,373	$176	$2,221	$2,517	$118
Interest income recognized on impaired loans and pools was insignificant for the three and six months ended June 30, 2018 and approximately $4.4 million and $6.3 million for the three and six months ended June 30, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

The following table presents the average recorded investment in impaired loans or ACI pools for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018		2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$4,480	$2,452	$833	$2,363
Home equity loans and lines of credit	—	—	2	9,619
	4,480	$2,452	835	$11,982
Commercial:
Multi-family	26,260		2,725
Non-owner occupied commercial real estate	14,123		3,696
Construction and land	5,244		4,357
Owner occupied commercial real estate	16,751		18,790
Commercial and industrial
Taxi medallion loans	92,785		108,342
Other commercial and industrial	16,401		45,463
Commercial lending subsidiaries	1,506		28,623
	173,070		211,996
	$177,550		$212,831

	Six Months Ended June 30,
	2018		2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$3,470	$2,294	$720	$2,402
Home equity loans and lines of credit	—	—	2	9,691
	3,470	$2,294	722	$12,093
Commercial:
Multi-family	25,490		2,045
Non-owner occupied commercial real estate	13,499		1,975
Construction and land	4,196		3,577
Owner occupied commercial real estate	19,175		18,019
Commercial and industrial
Taxi medallion loans	97,499		99,361
Other commercial and industrial	12,250		43,724
Commercial lending subsidiaries	1,816		30,104
	173,925		198,805
	$177,395		$199,527

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

In addition to the above, a pool of ACI home equity loans and lines of credit was impaired during the three and six months ended June 30, 2017. All of the loans from this pool were sold in the fourth quarter of 2017. The average balance of impaired ACI home equity loans and lines of credit for the three and six months ended June 30, 2017 was $4.9 million and $3.7 million, respectively.
The following table presents the recorded investment in loans on non-accrual status as of dates indicated (in thousands):

	June 30, 2018		December 31, 2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$6,483	$1,881	$9,705	$1,010
Home equity loans and lines of credit	—	331	—	331
Other consumer loans	540	—	821	—
	7,023	$2,212	10,526	$1,341
Commercial:
Multi-family	26,252		—
Non-owner occupied commercial real estate	14,768		12,716
Construction and land	5,366		1,175
Owner occupied commercial real estate	19,008		29,020
Commercial and industrial
Taxi medallion loans	87,211		106,067
Other commercial and industrial	23,255		7,049
Commercial lending subsidiaries	1,370		3,512
	177,230		159,539
	$184,253		$170,065
Non-covered loans contractually delinquent by 90 days or more and still accruing totaled $2.1 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $1.8 million and $3.0 million for the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.6 million for the three and six months ended June 30, 2017, respectively.
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
June 30, 2018

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for non-covered loans, excluding government insured residential loans, based on original LTV and FICO score:

	June 30, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$97,008	$116,072	$192,969	$814,726	$1,220,775
60% - 70%	112,719	107,205	157,944	600,974	978,842
70% - 80%	157,355	190,979	349,479	1,209,038	1,906,851
More than 80%	17,321	35,264	29,652	126,603	208,840
	$384,403	$449,520	$730,044	$2,751,341	$4,315,308

	December 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$91,965	$117,318	$185,096	$815,792	$1,210,171
60% - 70%	100,866	103,387	147,541	590,493	942,287
70% - 80%	149,209	183,064	324,884	1,139,902	1,797,059
More than 80%	16,116	30,408	28,149	121,689	196,362
	$358,156	$434,177	$685,670	$2,667,876	$4,145,879

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Commercial credit exposure, based on internal risk rating:

	June 30, 2018
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$2,802,389	$4,457,038	$245,077	$1,998,702	$—	$4,390,054	$1,536,001	$1,074,848	$16,504,109
Special mention	—	8,616	—	14,089	—	58,275	—	28,456	109,436
Substandard	59,170	61,268	10,316	33,475	87,211	57,665	—	45,411	354,516
Doubtful	—	—	—	—	—	1,652	—	—	1,652
	$2,861,559	$4,526,922	$255,393	$2,046,266	$87,211	$4,507,646	$1,536,001	$1,148,715	$16,969,713

	December 31, 2017
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$3,124,819	$4,360,827	$305,043	$1,954,464	$—	$3,965,241	$1,524,622	$954,376	$16,189,392
Special mention	34,837	33,094	—	22,161	—	37,591	—	55,551	183,234
Substandard	59,297	80,880	5,441	33,145	104,682	27,010	—	27,950	338,405
Doubtful	—	—	—	2,972	1,385	1,918	—	—	6,275
	$3,218,953	$4,474,801	$310,484	$2,012,742	$106,067	$4,031,760	$1,524,622	$1,037,877	$16,717,306

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2018					December 31, 2017
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential	$4,296,563	$9,602	$1,972	$7,171	$4,315,308	$4,121,624	$15,613	$4,941	$3,701	$4,145,879
Government insured residential	22,969	2,224	3,558	84,175	112,926	23,455	1,611	1,153	1,855	28,074
Home equity loans and lines of credit	1,855	—	—	—	1,855	1,633	21	—	—	1,654
Other consumer loans	18,337	—	—	234	18,571	19,958	15	—	500	20,473
Multi-family	2,861,559	—	—	—	2,861,559	3,218,953	—	—	—	3,218,953
Non-owner occupied commercial real estate	4,518,879	3,071	—	4,972	4,526,922	4,464,967	7,549	—	2,285	4,474,801
Construction and land	254,218	—	—	1,175	255,393	309,309	—	—	1,175	310,484
Owner occupied commercial real estate	2,032,530	272	443	13,021	2,046,266	2,004,397	1,292	499	6,554	2,012,742
Commercial and industrial
Taxi medallion loans	72,402	—	3,275	11,534	87,211	88,394	6,048	3,333	8,292	106,067
Other commercial and industrial	4,505,613	426	319	1,288	4,507,646	4,025,784	4,291	291	1,394	4,031,760
Commercial lending subsidiaries
Pinnacle	1,536,001	—	—	—	1,536,001	1,524,622	—	—	—	1,524,622
Bridge	1,147,487	—	178	1,050	1,148,715	1,037,025	852	—	—	1,037,877
	$21,268,413	$15,595	$9,745	$124,620	$21,418,373	$20,840,121	$37,292	$10,217	$25,756	$20,913,386
Covered loans:
Non-ACI loans:
1-4 single family residential	$17,533	$187	$5	$1,881	$19,606	$21,076	$1,603	$—	$1,010	$23,689
Home equity loans and lines of credit	—	—	—	331	331	30	—	—	331	361
	$17,533	$187	$5	$2,212	$19,937	$21,106	$1,603	$—	$1,341	$24,050
ACI loans:
1-4 single family residential	$403,529	$9,644	$2,257	$15,983	$431,413	$448,125	$10,388	$2,719	$17,836	$479,068
1-4 single family residential ACI loans that are contractually delinquent by more than 90 days and accounted for in pools on which discount continues to be accreted totaled $16 million and $18 million at June 30, 2018 and December 31, 2017, respectively. Government insured residential loans on accrual status that are delinquent by more than 90 days totaled $84 million at June 30, 2018.
Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $7 million and $3 million at June 30, 2018 and December 31, 2017, respectively. The recorded investment in non-government insured residential mortgage loans in the process of foreclosure totaled $9 million and $11 million at June 30, 2018 and December 31, 2017, respectively, substantially all of which were covered loans. The recorded investment in government insured residential loans in the process of foreclosure totaled $39 million at June 30, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2018 and 2017, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2018				2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	9	$2,106	3	$507	4	$340	3	$236
Non-owner occupied commercial real estate	—	—	—	—	1	5,420	—	—
Owner occupied commercial real estate	—	—	—	—	2	4,597	1	342
Commercial and industrial
Taxi medallion loans	1	131	2	437	51	33,650	7	3,024
Other commercial and industrial	2	284	—	—	—	—	—	—
Commercial lending subsidiaries	—	—	—	—	—	—	1	2,500
	12	$2,521	5	$944	58	$44,007	12	$6,102
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	—	$—	—	$—	5	$949	2	$414

	Six Months Ended June 30,
	2018				2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	16	$4,582	3	$507	5	$449	3	$236
Home equity loans and lines of credit	—	—	—	—	1	1	—	—
Multi-family	—	—	—	—	1	2,717	—	—
Non-owner occupied commercial real estate	—	—	—	—	1	5,420	—	—
Construction and land	—	—	—	—	1	3,117	—	—
Owner occupied commercial real estate	—	—	—	—	2	4,597	1	342
Commercial and industrial
Taxi medallion loans	6	1,233	5	1,372	82	56,833	11	5,856
Other commercial and industrial	2	284	—	—	11	18,361	1	796
Commercial lending subsidiaries	—	—	—	—	1	13,275	1	2,500
	24	$6,099	8	$1,879	105	$104,770	17	$9,730
Covered loans:
Non-ACI loans:
1-4 single family residential	1	$963	—	$—	—	$—	—	$—
Home equity loans and lines of credit	—	—	—	—	6	1,087	2	414
	1	$963	—	$—	6	$1,087	2	$414
Modifications during the three and six months ended June 30, 2018 and 2017 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

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
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018			2017
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(294)	$235	$(59)	$(1,653)	$1,323	$(330)
Income from resolution of covered assets, net	4,238	(3,402)	836	8,361	(6,695)	1,666
Loss on sale of covered loans	(2,002)	1,601	(401)	(3,447)	2,759	(688)
Loss on covered OREO	(243)	166	(77)	(25)	25	—
	$1,699	$(1,400)	$299	$3,236	$(2,588)	$648

	Six Months Ended June 30,
	2018			2017
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(567)	$453	$(114)	$(2,432)	$1,880	$(552)
Income from resolution of covered assets, net	7,555	(6,060)	1,495	15,666	(12,500)	3,166
Loss on sale of covered loans	(298)	243	(55)	(1,565)	1,257	(308)
Loss on covered OREO	(536)	349	(187)	(30)	27	(3)
	$6,154	$(5,015)	$1,139	$11,639	$(9,336)	$2,303

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Changes in the FDIC indemnification asset for the six months ended June 30, 2018 and the year ended December 31, 2017, were as follows (in thousands):

Balance at December 31, 2016	$515,910
Amortization	(176,466)
Reduction for claims filed	(21,589)
Net loss on FDIC indemnification	(22,220)
Balance at December 31, 2017	295,635
Amortization	(84,597)
Reduction for claims filed	(5,240)
Net loss on FDIC indemnification	(5,015)
Balance at June 30, 2018	$200,783
Note 6    Income Taxes
The Company’s effective income tax rate was 23.2% and 23.1% for the three and six months ended June 30, 2018, respectively, and 30.4% and 30.6% for the three and six months ended June 30, 2017, respectively. The effective income tax rate differed from the statutory rate of 21% during the three and six months ended June 30, 2018 due primarily to the effect of state income taxes, offset by income not subject to tax. For the three and six months ended June 30, 2017, the effective income tax rate differed from the statutory rate of 35% primarily due to income not subject to tax and excess tax benefits resulting from vesting of share-based awards and exercise of stock options, offset by state income taxes.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $61 million and $64 million at June 30, 2018 and December 31, 2017, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $20 million and $26 million at June 30, 2018 and December 31, 2017, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at June 30, 2018 was approximately $72 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the six months ended June 30, 2018 and 2017.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three and six months ended June 30, 2018 and 2017 was not material.
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
June 30, 2018

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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at June 30, 2018.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2018
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.11%	3-Month Libor	5.1	$2,096,000	Other assets / Other liabilities	$6,301	$—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.94%	Indexed to 1-month Libor	6.0	1,048,382	Other assets / Other liabilities	23,472	(5,143)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.94%	6.0	1,048,382	Other assets / Other liabilities	6,003	(29,636)
Interest rate caps purchased, indexed to 1-month Libor			2.81%	0.8	144,138	Other assets	31	—
Interest rate caps sold, indexed to 1-month Libor		2.81%		0.8	144,138	Other liabilities	—	(31)
					$4,481,040		$35,807	$(34,810)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

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
The following table provides information about the amount of gain (loss) reclassified from AOCI into interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$728	$(2,572)	$(211)	$(5,462)	Interest expense on borrowings
During the three and six months ended June 30, 2018 and 2017, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2018, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $8.0 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2018
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$29,804	$—	$29,804	$(4,294)	$(25,114)	$396
Derivative liabilities	(5,143)	—	(5,143)	4,294	848	(1)
	$24,661	$—	$24,661	$—	$(24,266)	$395

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

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
At June 30, 2018, the Company had pledged financial collateral of $38 million as collateral for initial margin requirements on centrally cleared derivatives and interest rate swaps in a liability position. Financial collateral of $25 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(17,831)	$4,725	$(13,106)	$13,375	$(5,283)	$8,092
Amounts reclassified to gain on investment securities available for sale, net	(2,551)	676	(1,875)	(627)	248	(379)
Net change in unrealized gains on investment securities available for sale	(20,382)	5,401	(14,981)	12,748	(5,035)	7,713
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	13,396	(3,550)	9,846	(14,212)	5,614	(8,598)
Amounts reclassified to interest expense on borrowings	(728)	193	(535)	2,571	(1,015)	1,556
Net change in unrealized losses on derivative instruments	12,668	(3,357)	9,311	(11,641)	4,599	(7,042)
Other comprehensive income (loss)	$(7,714)	$2,044	$(5,670)	$1,107	$(436)	$671

	Six Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(55,007)	$14,577	$(40,430)	$40,114	$(15,845)	$24,269
Amounts reclassified to gain on investment securities available for sale, net	(3,527)	935	(2,592)	(2,263)	894	(1,369)
Net change in unrealized gains on investment securities available for sale	(58,534)	15,512	(43,022)	37,851	(14,951)	22,900
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	40,325	(10,686)	29,639	(13,499)	5,332	(8,167)
Amounts reclassified to interest expense on borrowings	211	(56)	155	5,462	(2,157)	3,305
Net change in unrealized losses on derivative instruments	40,536	(10,742)	29,794	(8,037)	3,175	(4,862)
Other comprehensive income (loss)	$(17,998)	$4,770	$(13,228)	$29,814	$(11,776)	$18,038

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(43,022)	29,794	(13,228)
Balance at June 30, 2018	$22,699	$27,961	$50,660

Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	22,900	(4,862)	18,038
Balance at June 30, 2017	$69,957	$(10,672)	$59,285

In January 2018, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. During the six months ended June 30, 2018, the Company repurchased 1.3 million shares of common stock for an aggregate purchase price of $54.4 million.
Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2017	1,108,477	$36.06
Granted	654,420	40.34
Vested	(513,948)	34.68
Canceled or forfeited	(48,907)	38.21
Unvested share awards outstanding, June 30, 2018	1,200,042	$38.90

Unvested share awards outstanding, December 31, 2016	1,120,700	$31.46
Granted	591,999	40.57
Vested	(541,661)	31.65
Canceled or forfeited	(74,691)	34.38
Unvested share awards outstanding, June 30, 2017	1,096,347	$36.09
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. All of the shares vest in equal annual installments over a period of three years from the date of grant. The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

	Six Months Ended June 30,
	2018	2017
Range of the closing price on date of grant	$40.28 - $42.80	$34.41 - $40.84
Aggregate grant date fair value of shares vesting	$17,825	$17,142
The total unrecognized compensation cost of $34.7 million for all unvested share awards outstanding at June 30, 2018 will be recognized over a weighted average remaining period of 2.13 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and vest on December 31st in equal tranches over three years. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of a three-year performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. The performance criteria established for the PSUs granted in 2018, 2017 and 2016 include both performance and market conditions. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
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
A summary of activity related to executive share-based awards follows for the periods indicated:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2017	91,168	105,721
Granted	52,026	52,026
Unvested executive share-based awards outstanding, June 30, 2018	143,194	157,747

Unvested executive share-based awards outstanding, December 31, 2016	78,561	57,873
Granted	47,848	47,848
Unvested executive share-based awards outstanding, June 30, 2017	126,409	105,721
The total liability for the share units was $4.9 million at June 30, 2018. The total unrecognized compensation cost of $7.2 million for these share units at June 30, 2018 will be recognized over a weighted average remaining period of 1.92 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant. The total liability for incentive share awards was $0.7 million at June 30, 2018. The total unrecognized compensation cost of $5.1 million for incentive share awards at June 30, 2018 will be recognized over a weighted average remaining period of 3.50 years. The accrued liability and unrecognized

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 654,420 unvested share awards granted during the six months ended June 30, 2018, as discussed above, included 90,642 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2017.
Option Awards
A summary of activity related to stock option awards for the six months ended June 30, 2018 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2017	1,270,688	$26.93
Exercised	(291,689)	26.49
Option awards outstanding and exercisable, June 30, 2018	978,999	$27.07

Option awards outstanding, December 31, 2016	3,602,076	$26.74
Exercised	(2,304,108)	26.70
Option awards outstanding and exercisable, June 30, 2017	1,297,968	$26.81
The intrinsic value of options exercised was $4.6 million and $25.3 million, respectively, during the six months ended June 30, 2018 and 2017. The related tax benefit of options exercised was $1.1 million and $3.8 million, respectively, during the six months ended June 30, 2018 and 2017.
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
June 30, 2018

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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$34,758	$—	$—	$34,758
U.S. Government agency and sponsored enterprise residential MBS	—	1,821,262	—	1,821,262
U.S. Government agency and sponsored enterprise commercial MBS	—	239,919	—	239,919
Private label residential MBS and CMOs	—	838,694	40,564	879,258
Private label commercial MBS	—	1,096,037	—	1,096,037
Single family rental real estate-backed securities	—	575,914	—	575,914
Collateralized loan obligations	—	1,244,815	—	1,244,815
Non-mortgage asset-backed securities	—	199,007	—	199,007
State and municipal obligations	—	465,873	—	465,873
SBA securities	—	468,190	—	468,190
Other debt securities	—	—	5,581	5,581
Marketable equity securities	62,454	—	—	62,454
Servicing rights	—	—	35,915	35,915
Derivative assets	—	35,807	—	35,807
Total assets at fair value	$97,212	$6,985,518	$82,060	$7,164,790
Derivative liabilities	$—	$34,810	$—	$34,810
Total liabilities at fair value	$—	$34,810	$—	$34,810

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

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
There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended June 30,
	2018			2017
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$44,120	$5,714	$33,432	$114,830	$4,931	$29,049
Gains (losses) for the period included in:
Net income	—	—	(1,868)	—	—	(2,751)
Other comprehensive income	(963)	(91)	—	40	19	—
Discount accretion	714	182	—	1,414	155	—
Purchases or additions	—	—	4,351	—	—	2,830
Sales	—	—	—	—	—	—
Settlements	(3,307)	(224)	—	(7,494)	(182)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$40,564	$5,581	$35,915	$108,790	$4,923	$29,128

	Six Months Ended June 30,
	2018			2017
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$52,214	$5,329	$30,737	$120,610	$4,572	$27,159
Gains (losses) for the period included in:
Net income	1,319	—	(1,621)	—	—	(2,943)
Other comprehensive income	(3,461)	287	—	(983)	368	—
Discount accretion	1,585	213	—	2,876	189	—
Purchases or additions	—	—	6,799	—	—	4,912
Sales	(5,120)	—	—	—	—	—
Settlements	(5,973)	(248)	—	(13,713)	(206)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$40,564	$5,581	$35,915	$108,790	$4,923	$29,128
Gains on private label residential MBS recognized in net income during the three and six months ended June 30, 2018 are included in the consolidated statement of income line item "Gain on investment securities, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized gains included in earnings for the six months ended June 30, 2018 and 2017 that were related to servicing rights held at June 30, 2018 and 2017 totaled approximately $1.1 million and $0.7 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2018 consisted of pooled trust preferred securities with a fair value of $6 million and private label residential MBS and CMOs with a fair value of $41 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005. Substantially all of these securities have variable rate coupons. Weighted average

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

subordination levels at June 30, 2018 were 17.8% and 11.2% for investment grade and non-investment grade securities, respectively.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of June 30, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2018
Investment grade	$27,172	Discounted cash flow	Voluntary prepayment rate	9.00% - 25.00% (17.94%)
			Probability of default	0.00% - 7.50% (1.79%)
			Loss severity	15.00% - 100.00% (26.99%)
			Discount rate	1.33% - 9.67% (4.15%)

Non-investment grade	$13,392	Discounted cash flow	Voluntary prepayment rate	1.00% - 25.00% (16.73%)
			Probability of default	0.00% - 5.50% (2.65%)
			Loss severity	15.00% - 85.00% (32.97%)
			Discount rate	2.21% - 10.73% (6.46%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of June 30, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	June 30, 2018
Residential MSRs	$25,746	Discounted cash flow	Prepayment rate	6.43% - 34.78% (10.44%)
			Discount rate	10.13% - 10.21% (10.13%)

Commercial servicing rights	$10,169	Discounted cash flow	Prepayment rate	2.04% - 13.83% (10.44%)
			Discount rate	3.42% - 15.67% (12.42%)
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
June 30, 2018

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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	June 30, 2018				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
OREO and repossessed assets	$—	$1,530	$432	$1,962	$(396)	$(1,801)
Impaired loans	$—	$26,604	$54,089	$80,693	$(10,966)	$(14,157)

	June 30, 2017				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
OREO and repossessed assets	$—	$—	$7,341	$7,341	$(610)	$(1,020)
Impaired loans	$—	$—	$78,459	$78,459	$(7,801)	$(11,236)
Included in the tables above are impaired taxi medallion loans with carrying values of $66.1 million and $60.8 million at June 30, 2018 and 2017, respectively, the majority of which were in New York City. Losses of $12.7 million and $8.4 million were recognized on impaired taxi medallion loans during the six months ended June 30, 2018 and 2017, respectively. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $1.5 million and $2.3 million at June 30, 2018 and 2017, respectively. Losses of $0.1 million, $0.6 million, $0.2 million and $0.4 million were recognized on repossessed taxi medallions during the three and six months ended June 30, 2018 and 2017, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2018

Decreases in the value of medallions are largely driven by decreases in revenues generated from the medallions. Inputs that had the most significant impact on the valuation of New York City taxi medallions at June 30, 2018 are presented below:

Average Amount
Average fare per trip	$16.02
Number of trips per shift	15.7
Days worked per month	25.8
Second shift rental achievement	54.8%
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$379,256	$379,256	$194,582	$194,582
Investment securities	1/2/3	7,103,068	7,103,068	6,690,832	6,690,832
Non-marketable equity securities	2	278,739	278,739	265,989	265,989
Loans held for sale	2	46,829	50,354	34,097	37,847
Loans:
Covered	3	450,760	783,696	502,860	922,888
Non-covered	3	21,283,992	21,349,706	20,768,849	20,759,567
FDIC indemnification asset	3	200,783	93,333	295,635	148,356
Derivative assets	2	35,807	35,807	27,627	27,627
Liabilities:
Demand, savings and money market deposits	2	$15,527,928	$15,527,928	$15,543,637	$15,543,637
Time deposits	2	6,650,022	6,632,456	6,334,842	6,324,010
FHLB advances	2	5,071,000	5,075,699	4,771,000	4,774,160
Notes and other borrowings	2	402,799	414,946	402,830	435,361
Derivative liabilities	2	34,810	34,810	25,373	25,373
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
June 30, 2018

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
Total lending related commitments outstanding at June 30, 2018 were as follows (in thousands):

Commitments to fund loans	$604,837
Commitments to purchase loans	415,764
Unfunded commitments under lines of credit	2,685,813
Commercial and standby letters of credit	77,933
$3,784,347
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the six months ended June 30, 2018 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K”).
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2017 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
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
Quarterly highlights include:

•
Net income for the three months ended June 30, 2018 was $89.9 million, or $0.82 per diluted share, compared to $66.4 million, or $0.60 per diluted share, for the three months ended June 30, 2017. For the six months ended June 30, 2018, net income was $175.1 million, or $1.59 per diluted share, compared to $128.7 million, or $1.17 per diluted share, for the six months ended June 30, 2017. Earnings for the six months ended June 30, 2018 generated an annualized return on average stockholders' equity of 11.49% and an annualized return on average assets of 1.16%.

•
Net interest income increased by $15.7 million to $255.3 million for the quarter ended June 30, 2018 from $239.6 million for the quarter ended June 30, 2017. Interest income increased by $50.0 million, driven by increases in the average balances of loans and investment securities outstanding as well as increases in yields on interest earning assets. Interest expense increased by $34.3 million, driven primarily by increases in average interest bearing deposits and an increase in the cost of interest bearing liabilities. For the six months ended June 30, 2018, net interest income increased by $32.9 million to $503.1 million from $470.2 million for the six months ended June 30, 2017.

•
The net interest margin, calculated on a tax-equivalent basis, was 3.60% for the quarter ended June 30, 2018 compared to 3.56% for the immediately preceding quarter ended March 31, 2018 and 3.76% for the quarter ended June 30, 2017. Significant factors contributing to the decline in the net interest margin from the comparable quarter of the prior year were (i) an increase in the cost of interest bearing liabilities; (ii) the impact on tax equivalent yields of the reduction in the statutory federal income tax rate; and (iii) although yields on all categories of interest earning assets increased, non-covered loans and investment securities were added to the balance sheet at yields lower than the existing yield on earning assets, which is impacted by the yield on covered loans.

•
Non-covered loans and leases, including equipment under operating lease, grew by $431 million during the quarter. For the six months ended June 30, 2018, non-covered loans and leases grew by $497 million.

•
For the quarter ended June 30, 2018, total deposits declined by $62 million. Total deposits increased by $299 million for the six months ended June 30, 2018. Growth in non-interest bearing demand deposits accounted for $245 million of this increase.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 9.7%, CET1 and Tier 1 risk-based capital ratios of 13.4% and a Total risk-based capital ratio of 14.0% at June 30, 2018.

•	Book value per common share grew to $29.17 at June 30, 2018 from $28.32 at December 31, 2017 while tangible book value per common share increased to $28.44 from $27.59 over the same period.

•
During the six months ended June 30, 2018, under the terms of the share repurchase program authorized by its Board of Directors, the Company repurchased 1.3 million shares of its common stock for an aggregate purchase price of $54.4 million.

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

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21.0% during the three and six months ended June 30, 2018, respectively; and 35.0% during the three and six months ended June 30, 2017, respectively (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$21,117,897	$208,415	3.96%	$19,063,873	$180,015	3.78%
Covered loans	475,568	84,200	70.82%	562,049	76,588	54.51%
Total loans	21,593,465	292,615	5.43%	19,625,922	256,603	5.24%
Investment securities (3)	6,902,634	57,444	3.33%	6,445,336	49,205	3.05%
Other interest earning assets	484,087	4,499	3.73%	555,755	3,372	2.43%
Total interest earning assets	28,980,186	354,558	4.90%	26,627,013	309,180	4.65%
Allowance for loan and lease losses	(140,223)			(154,745)
Non-interest earning assets	1,912,471			1,754,208
Total assets	$30,752,434			$28,226,476
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,621,161	4,195	1.04%	$1,537,017	2,814	0.73%
Savings and money market deposits	10,553,624	33,317	1.27%	9,438,586	18,356	0.78%
Time deposits	6,475,569	27,786	1.72%	5,996,229	18,344	1.23%
Total interest bearing deposits	18,650,354	65,298	1.40%	16,971,832	39,514	0.93%
FHLB advances	4,761,659	22,988	1.94%	4,795,809	14,417	1.21%
Notes and other borrowings	402,805	5,306	5.27%	402,818	5,315	5.28%
Total interest bearing liabilities	23,814,818	93,592	1.58%	22,170,459	59,246	1.07%
Non-interest bearing demand deposits	3,315,851			3,025,018
Other non-interest bearing liabilities	536,800			451,967
Total liabilities	27,667,469			25,647,444
Stockholders' equity	3,084,965			2,579,032
Total liabilities and stockholders' equity	$30,752,434			$28,226,476
Net interest income		$260,966			$249,934
Interest rate spread			3.32%			3.58%
Net interest margin			3.60%			3.76%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $4.4 million and $7.2 million, and the tax-equivalent adjustment for tax-exempt investment securities was $1.4 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$20,951,864	$405,293	3.89%	$18,894,681	$347,998	3.70%
Covered loans	487,070	165,509	67.96%	582,744	151,742	52.10%
Total loans	21,438,934	570,802	5.35%	19,477,425	499,740	5.15%
Investment securities (3)	6,837,901	108,967	3.19%	6,349,434	96,291	3.03%
Other interest earning assets	501,376	8,291	3.33%	563,926	6,829	2.44%
Total interest earning assets	28,778,211	688,060	4.80%	26,390,785	602,860	4.58%
Allowance for loan and lease losses	(142,706)			(155,380)
Non-interest earning assets	1,928,486			1,782,243
Total assets	$30,563,991			$28,017,648
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,610,643	8,352	1.05%	$1,551,025	5,499	0.71%
Savings and money market deposits	10,675,768	62,371	1.18%	9,349,203	33,777	0.73%
Time deposits	6,395,299	50,936	1.61%	5,835,121	34,966	1.21%
Total interest bearing deposits	18,681,710	121,659	1.31%	16,735,349	74,242	0.89%
FHLB advances	4,611,359	41,285	1.81%	4,871,917	27,316	1.13%
Notes and other borrowings	402,822	10,615	5.27%	402,818	10,633	5.28%
Total interest bearing liabilities	23,695,891	173,559	1.48%	22,010,084	112,191	1.03%
Non-interest bearing demand deposits	3,306,238			3,033,989
Other non-interest bearing liabilities	487,313			430,567
Total liabilities	27,489,442			25,474,640
Stockholders' equity	3,074,549			2,543,008
Total liabilities and stockholders' equity	$30,563,991			$28,017,648
Net interest income		$514,501			$490,669
Interest rate spread			3.32%			3.55%
Net interest margin			3.58%			3.73%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $8.5 million and $14.0 million, and the tax-equivalent adjustment for tax-exempt investment securities was $2.9 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
The TCJA was signed into law on December 22, 2017, reducing the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. Tax-equivalent yields on non-covered loans and investment securities and the net interest margin were each negatively impacted by approximately 0.08% for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017 as a result of the reduction in the statutory federal income tax rate. For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, the tax rate change negatively impacted the net interest margin by approximately 0.08%.
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Net interest income, calculated on a tax-equivalent basis, was $261.0 million for the three months ended June 30, 2018 compared to $249.9 million for the three months ended June 30, 2017, an increase of $11.0 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $45.4 million, offset by an increase in interest expense of $34.3 million.

The increase in tax-equivalent interest income was comprised primarily of a $36.0 million increase in interest income from loans and an $8.2 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $2.0 billion increase in the average balance and a 0.19% increase in the tax-equivalent yield to 5.43% for the three months ended June 30, 2018 from 5.24% for the three months ended June 30, 2017. Offsetting factors contributing to the increase in the yield on loans included:

•
The tax-equivalent yield on non-covered loans increased to 3.96% for the three months ended June 30, 2018 from 3.78% for the three months ended June 30, 2017. The most significant factor contributing to the increased yield on non-covered loans was an increase in benchmark interest rates, partially offset by the impact of the decline in the statutory federal income tax rate.

•
Interest income on covered loans totaled $84.2 million and $76.6 million for the three months ended June 30, 2018 and 2017, respectively. The yield on those loans increased to 70.82% for the three months ended June 30, 2018 from 54.51% for the three months ended June 30, 2017, reflecting improvements in expected cash flows for ACI loans. The increase in yield offset the impact of the decline in the average balance of covered loans outstanding.

•
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was partially offset by the continued increase in lower-yielding non-covered loans as a percentage of the portfolio. Non-covered loans represented 97.8% of the average balance of loans outstanding for the three months ended June 30, 2018 compared to 97.1% for the three months ended June 30, 2017.

•
The reduction of the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018, negatively impacted tax-equivalent yields on non-covered loans by approximately 0.08% for the three months ended June 30, 2018, as discussed above.

The average balance of investment securities increased by $457 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, while the tax-equivalent yield increased to 3.33% from 3.05%. The increase in tax-equivalent yield primarily reflects changes in portfolio composition to securities with higher tax-equivalent yields and resetting of coupon rates on floating-rate securities, partially offset by the reduction of the statutory corporate federal income tax rate discussed above.
The components of the increase in interest expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 were a $25.8 million increase in interest expense on deposits and an $8.6 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $1.7 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.47% to 1.40% for the three months ended June 30, 2018 from 0.93% for the three months ended June 30, 2017. These cost increases were generally driven by the growth of deposits in competitive markets and a rising short-term interest rate environment.
The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.73% to 1.94% for the three months ended June 30, 2018 from 1.21% for the three months ended June 30, 2017. The increased cost was driven by increased market rates and an extension of duration of advances.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended June 30, 2018 was 3.60% as compared to 3.76% for the three months ended June 30, 2017. The interest rate spread decreased to 3.32% for the three months ended June 30, 2018 from 3.58% for the three months ended June 30, 2017. The declines in net interest margin and interest rate spread resulted primarily from the cost of interest-bearing liabilities increasing by more than the yield on interest earning assets, resulting from the factors discussed above. Future trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, by the mix of interest earning assets, including the decline in covered loans as a percentage of total loans, by changes in the proportion of total funding represented by non-interest bearing deposits and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Net interest income, calculated on a tax-equivalent basis, was $514.5 million for the six months ended June 30, 2018 compared to $490.7 million for the six months ended June 30, 2017, an increase of $23.8 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $85.2 million, offset by an increase in interest expense of $61.4 million.
The increase in tax-equivalent interest income was comprised primarily of a $71.1 million increase in interest income from loans and a $12.7 million increase in interest income from investment securities.

Increased interest income from loans was attributable to a $2.0 billion increase in the average balance and a 0.20% increase in the tax-equivalent yield to 5.35% for the six months ended June 30, 2018 from 5.15% for the six months ended June 30, 2017. Offsetting factors contributing to the increase in the yield on loans included:

•
The tax-equivalent yield on non-covered loans increased to 3.89% for the six months ended June 30, 2018 from 3.70% for the six months ended June 30, 2017. The most significant factor contributing to the increased yield on non-covered loans was an increase in benchmark interest rates, partially offset by the impact of the decline in the statutory federal income tax rate.

•
Interest income on covered loans totaled $165.5 million and $151.7 million for the six months ended June 30, 2018 and 2017, respectively. The yield on those loans increased to 67.96% for the six months ended June 30, 2018 from 52.10% for the six months ended June 30, 2017, reflecting improvements in expected cash flows for ACI loans. The increase in yield offset the impact of the decline in the average balance of covered loans outstanding.

•
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was partially offset by the continued increase in lower-yielding non-covered loans as a percentage of the portfolio. Non-covered loans represented 97.7% of the average balance of loans outstanding for the six months ended June 30, 2018 compared to 97.0% for the six months ended June 30, 2017.

•
The reduction of the statutory corporate federal income tax rate from 35 percent to 21 percent negatively impacted tax-equivalent yields on non-covered loans by approximately 0.08% for the six months ended June 30, 2018, as discussed above.

The average balance of investment securities increased by $488 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, while the tax-equivalent yield increased to 3.19% from 3.03%.
The components of the increase in interest expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 were a $47.4 million increase in interest expense on deposits and a $14.0 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $1.9 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.42% to 1.31% for the six months ended June 30, 2018 from 0.89% for the six months ended June 30, 2017. The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.68% to 1.81% for the six months ended June 30, 2018 from 1.13% for the six months ended June 30, 2017. The increased cost was driven by increased market rates and an extension of duration of advances.
Factors contributing to the changes in yields and costs for the six month periods were generally consistent with those for the three month periods discussed above.
The net interest margin, calculated on a tax-equivalent basis, for the six months ended June 30, 2018 was 3.58% as compared to 3.73% for the six months ended June 30, 2017. The interest rate spread decreased to 3.32% for the six months ended June 30, 2018 from 3.55% for the six months ended June 30, 2017. The declines in net interest margin and interest rate spread resulted primarily from the factors discussed above.
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
For the three months ended June 30, 2018 and 2017, we recorded provisions for loan losses of $8.7 million and $12.0 million, respectively, related to non-covered loans. For the six months ended June 30, 2018 and 2017, we recorded provisions for loan losses of $11.6 million and $23.3 million, respectively, related to non-covered loans. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.

Significant offsetting factors impacting the decrease in the provision for loan losses related to non-covered loans for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017 were (i) lower loan growth and (ii) a net decrease in reserves related to certain qualitative factors; partially offset by (iii) an increase in the provision related to taxi medallion loans; (iv) an increase in the provision related to specific reserves for other loans; and (v) the relative impact on the provision of changes in quantitative loss factors.
Significant offsetting factors impacting the decrease in the provision for loan losses related to non-covered loans for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 were (i) lower loan growth; (ii) a decrease in the provision related to taxi medallion loans and (iii) a net decrease in the relative impact on the provision of changes in qualitative loss factors; partially offset by (iv) the relative impact on the provision of changes in quantitative loss factors.
The provision for loan losses related to covered loans was not material for any period presented.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-interest income related to the covered assets	$1,126	$2,733	$2,829	$2,752
Deposit service charges and fees	3,510	3,252	6,997	6,455
Gain on sale of non-covered loans, net	2,770	3,043	4,567	5,719
Gain on investment securities, net	2,142	627	2,506	2,263
Lease financing	17,492	13,141	31,594	26,780
Other service charges and fees	2,086	2,287	4,170	4,161
Other non-interest income	2,847	4,810	7,296	9,907
	$31,973	$29,893	$59,959	$58,037
Refer to the section titled "Impact of the Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for further information about non-interest income related to the covered assets.
Increases in deposit service charges and fees for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 corresponded to the growth in deposits.
Gains on sale of non-covered loans, net for the three and six months ended June 30, 2018 and 2017 related primarily to sales of the guaranteed portions of SBA loans by SBF.
Gain on investment securities, net for the three and six months ended June 30, 2018 reflected net realized gains of $2.6 million and $3.5 million, respectively, from the sale of investment securities available for sale, offset by the net unrealized loss on equity securities of $0.4 million and $1.0 million, respectively, which are reported in earnings subsequent to the adoption of ASU 2016-01 effective January 1, 2018.
Period over period increases in income from lease financing are primarily attributed to gains on the sale of equipment under operating lease of $3.8 million during the quarter ended June 30, 2018.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee compensation and benefits	$65,537	$60,388	$132,573	$120,059
Occupancy and equipment	18,985	19,251	37,817	37,860
Amortization of FDIC indemnification asset	44,250	45,663	84,597	90,126
Deposit insurance expense	4,623	5,588	9,435	11,063
Professional fees	2,657	4,785	5,532	9,825
Telecommunications and data processing	3,900	3,745	7,585	7,029
Depreciation of equipment under operating lease	9,476	8,733	18,792	16,750
Other non-interest expense	11,819	12,282	26,733	24,280
	$161,247	$160,435	$323,064	$316,992
Non-interest expense as a percentage of average assets was 2.1% and 2.3% for both the three and six months ended June 30, 2018 and 2017, respectively. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.5% and 1.6% for the three and six months ended June 30, 2018, respectively and 1.6% for both the three and six months ended June 30, 2017, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three and six months ended June 30, 2018 increased by $5.1 million and $12.5 million compared to the three and six months ended June 30, 2017. The increases in 2018 primarily reflected an increase in the number of employees and compensation increases.
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

•
The Single Family Shared-Loss Agreement affords the Company significant protection against future credit losses related to covered assets. The impact of any provision for loan losses related to the covered loans, losses related to covered OREO and expenses related to resolution of covered assets is significantly mitigated by loss sharing with the FDIC;

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

The following table summarizes the net impact on pre-tax earnings of transactions in the covered assets for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income on covered loans	$84,200	$76,588	$165,509	$151,742
Amortization of FDIC indemnification asset	(44,250)	(45,663)	(84,597)	(90,126)
	39,950	30,925	80,912	61,616
Income from resolution of covered assets, net	4,238	8,361	7,555	15,666
Loss on sale of covered loans, net	(2,002)	(3,447)	(298)	(1,565)
Net loss on FDIC indemnification	(1,400)	(2,588)	(5,015)	(9,336)
Other, net	1	1,334	(49)	1,692
	837	3,660	2,193	6,457
Net impact on pre-tax earnings of transactions in the covered assets	$40,787	$34,585	$83,105	$68,073

Combined yield on covered loans and indemnification asset (1)	17.73%	12.31%	21.60%	11.61%

(1)
The combined yield on the covered loans and the FDIC indemnification asset presented above is calculated as the interest income on the covered loans, net of the amortization of the FDIC indemnification asset, divided by the average combined balance of the covered loans and FDIC indemnification asset.

Interest income on covered loans and amortization of the FDIC indemnification asset
The yield on covered loans increased to 70.82% for the three months ended June 30, 2018 from 54.51% for the three months ended June 30, 2017, and 67.96% for the six months ended June 30, 2018 from 52.10% for the six months ended June 30, 2017. See "Net Interest Income" above for further discussion of trends in interest income and yields on the covered loan portfolio.
The FDIC indemnification asset was initially recorded at its estimated fair value at the date of the FSB Acquisition, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have improved, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows from the FDIC is recognized prospectively, consistent with the recognition of the estimated increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash payments from the FDIC. For the three and six months ended June 30, 2018, the average rate at which the FDIC indemnification asset was amortized was 76.79% and 66.78%, respectively, compared to 41.76% and 38.92%, respectively, during the comparable periods in 2017. These increases correspond to increases in the yield on covered loans. Although the amortization rate increased, total amortization expense declined for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to the reduction in the average balance of the indemnification asset.
The yield on covered loans will continue to increase if estimated cash flows from the ACI loans continue to improve; correspondingly, the rate of amortization on the FDIC indemnification asset will continue to increase if estimated future cash payments from the FDIC decrease. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset. As we continue to submit claims under the Residential Shared-Loss Agreement and recognize periodic amortization, the balance of the indemnification asset will continue to decline. See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the six months ended June 30, 2018 and the year ended December 31, 2017.

The following table presents the carrying value of the FDIC indemnification asset, expected future amortization of the asset, and the estimated future cash flows from the FDIC at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
FDIC indemnification asset	$200,783	$295,635
Less expected amortization	(104,287)	(140,830)
Amount expected to be collected from the FDIC	$96,496	$154,805
The amount of expected amortization will be amortized to non-interest expense using the effective interest method over the period during which cash flows from the FDIC are expected to be collected, which is limited to the lesser of the contractual term of the Single Family Shared-Loss Agreement and the expected remaining life of the indemnified assets.
The table below presents, at June 30, 2018, estimated future accretion on covered loans and estimated future amortization of the FDIC indemnification asset, through the expected termination date of the Single Family Shared-Loss Agreement (in thousands):

Future estimated accretion on covered loans	$340,679
Future estimated amortization of the indemnification asset	(104,287)
Net estimated cumulative impact on future pre-tax earnings	$236,392
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
For the six months ended June 30, 2018 and 2017, the substantial majority of Income from resolution of covered assets, net, resulted from payments in full. Decreases in Income from resolution of covered assets, net, reflected decreases in both the number of resolutions and the average income per resolution.
The following table summarizes the loss recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss on sale of covered loans	$(2,002)	$(3,447)	$(298)	$(1,565)
Net gain on FDIC indemnification	1,601	2,759	243	1,257
Net impact on pre-tax earnings	$(401)	$(688)	$(55)	$(308)

Pricing received on the sale of covered loans may vary based on (i) market conditions, including the interest rate environment, the amount of capital seeking investment and the secondary supply of loans with a particular performance history or collateral type, (ii) the type and quality of collateral, (iii) the performance history of loans included in the sale and (iv) whether or not the loans have been modified. We anticipate that we will continue to exercise our right to sell covered residential loans in the future.
Other items of non-interest income and expense related to the covered assets
Other items of non-interest income and expense related to the covered assets, comprising the line item "Other, net" in the table above presenting the impact on pre-tax earnings of transactions in the covered assets, include the provision for covered loan losses; foreclosure expenses related to covered assets; gains, losses and other expenses related to covered OREO; FDIC reimbursement of certain expenses related to resolution of covered assets, and modification incentives. None of these items had a material impact on results of operations for any period presented.
Income Taxes
The provision for income taxes for the three and six months ended June 30, 2018 was $27.1 million and $52.7 million, respectively, compared to $29.0 million and $56.8 million, respectively, for the comparable periods in 2017. The Company’s effective income tax rate was 23.2% and 23.1% for the three and six months ended June 30, 2018, respectively, and 30.4% and 30.6% for the three and six months ended June 30, 2017, respectively. The effective income tax rate differed from the statutory rates of 21% during the three and six months ended June 30, 2018 due primarily to the effect of state income taxes, offset by income not subject to tax. For the three and six months ended June 30, 2017, the effective income tax rate differed from the statutory rates of 35% primarily due to income not subject to tax and excess tax benefits resulting from vesting of share-based awards and exercise of stock options, offset by state income taxes.
For more information about income taxes, see Note 6 to the consolidated financial statements.
Analysis of Financial Condition
Average interest-earning assets increased $2.4 billion to $28.8 billion for the six months ended June 30, 2018 from $26.4 billion for the six months ended June 30, 2017. This increase was driven by a $2.0 billion increase in the average balance of outstanding loans and a $488 million increase in the average balance of investment securities. The increase in average loans reflected growth of $2.1 billion in average non-covered loans outstanding, partially offset by a $96 million decrease in the average balance of covered loans. A $146 million increase in average non-interest earning assets was primarily attributed to an increase in income taxes receivable related to a discrete income tax benefit recognized during the fourth quarter of 2017, partially offset by a decrease in the average balance of the FDIC indemnification asset. Growth in interest earning assets, resolution of covered loans and declines in the amount of the FDIC indemnification asset are trends that are expected to continue.
Average interest bearing liabilities increased $1.7 billion to $23.7 billion for the six months ended June 30, 2018 from $22.0 billion for the six months ended June 30, 2017, due to increases of $1.9 billion in average interest bearing deposits, offset by a decrease of $261 million in average FHLB advances. Average non-interest bearing deposits increased by $272 million. We expect growth in average deposits to continue, corresponding to anticipated growth in interest earning assets.
Average stockholders' equity increased by $532 million, due primarily to the retention of earnings, including the discrete income tax benefit recorded during the fourth quarter of 2017, and also reflecting proceeds from the exercise of stock options, partially offset by the repurchase of common stock.

Investment Securities
The following table shows the amortized cost and fair value of investment securities as of the dates indicated (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$34,769	$34,758	$24,981	$24,953
U.S. Government agency and sponsored enterprise residential MBS	1,802,758	1,821,262	2,043,373	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	240,835	239,919	233,522	234,508
Private label residential MBS and CMOs	882,864	879,258	613,732	628,247
Private label commercial MBS	1,093,409	1,096,037	1,033,022	1,046,415
Single family rental real estate-backed securities	578,314	575,914	559,741	562,706
Collateralized loan obligations	1,242,541	1,244,815	720,429	723,681
Non-mortgage asset-backed securities	198,818	199,007	119,939	121,747
State and municipal obligations	463,995	465,873	640,511	657,203
SBA securities	459,876	468,190	534,534	550,682
Other debt securities	1,552	5,581	4,090	9,120
Marketable equity securities	62,454	62,454	59,912	63,543
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$7,072,185	$7,103,068	$6,597,786	$6,690,832
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products, including commercial MBS, residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. The weighted average expected life of the investment portfolio as of June 30, 2018 was 4.8 years and the effective duration was 1.5 years.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of June 30, 2018, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$34,758	2.12%	$—	—%	$—	—%	$—	—%	$34,758	2.12%
U.S. Government agency and sponsored enterprise residential MBS	254,747	3.27%	724,525	3.02%	706,710	2.90%	135,280	2.87%	1,821,262	3.00%
U.S. Government agency and sponsored enterprise commercial MBS	6,083	3.88%	51,567	3.67%	94,421	3.04%	87,848	3.20%	239,919	3.26%
Private label residential MBS and CMOs	205,795	3.76%	516,194	3.63%	133,089	3.74%	24,180	3.98%	879,258	3.69%
Private label commercial MBS	112,423	4.64%	749,824	3.94%	232,539	3.40%	1,251	3.15%	1,096,037	3.89%
Single family rental real estate-backed securities	2,033	3.12%	368,819	3.40%	205,062	3.39%	—	—%	575,914	3.39%
Collateralized loan obligations	17,052	4.27%	741,553	4.10%	486,210	4.00%	—	—%	1,244,815	4.06%
Non-mortgage asset-backed securities	12,386	3.85%	129,909	3.38%	55,465	3.30%	1,247	2.86%	199,007	3.38%
State and municipal obligations	—	—%	27,787	2.49%	364,625	3.67%	73,461	4.27%	465,873	3.70%
SBA securities	95,033	2.92%	214,201	2.82%	106,026	2.76%	52,930	2.70%	468,190	2.81%
Other debt securities	—	—%	—	—%	—	—%	5,581	14.73%	5,581	14.73%
	$740,310	3.55%	$3,524,379	3.58%	$2,384,147	3.39%	$381,778	3.32%	7,030,614	3.50%
Marketable equity securities with no scheduled maturity									62,454	7.24%
Total investment securities available for sale and marketable equity securities									$7,093,068	3.53%
The investment securities available for sale portfolio was in a net unrealized gain position of $30.9 million at June 30, 2018 with aggregate fair value equal to 100.4% of amortized cost. Net unrealized gains included $64.9 million of gross unrealized gains and $34.0 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at June 30, 2018 had an aggregate fair value of $2.6 billion. At June 30, 2018, 98.2% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $16 million were rated below investment grade or not rated at June 30, 2018, all of which were acquired in the FSB Acquisition and substantially all of which were in unrealized gain positions at June 30, 2018.
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
No securities were determined to be other-than-temporarily impaired at June 30, 2018 and 2017, or during the three and six months then ended.
We do not intend to sell securities in significant unrealized loss positions at June 30, 2018. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. Unrealized losses in the portfolio at June 30, 2018 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired.
The timely repayment of principal and interest on U.S. Treasury and U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs and private label commercial MBS in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities in unrealized loss positions is not indicative of projected credit losses. Management's analysis of the state and municipal obligations in unrealized loss positions included reviewing the ratings of the securities and the results of credit surveillance performed by an independent third party. Given the expectation of timely repayment of principal and interest, the impairments were considered to be temporary.
For further discussion of our analysis of investment securities for OTTI, see Note 3 to the consolidated financial statements.
We use third-party pricing services to assist us in estimating the fair value of investment securities. We perform a variety of procedures to ensure that we have a thorough understanding of the methodologies and assumptions used by the pricing services including obtaining and reviewing written documentation of the methods and assumptions employed, conducting interviews with valuation desk personnel and reviewing model results and detailed assumptions used to value selected securities as considered necessary. Our classification of prices within the fair value hierarchy is based on an evaluation of the nature of the significant assumptions impacting the valuation of each type of security in the portfolio. We have established a robust price challenge process that includes a review by our treasury front office of all prices provided on a monthly basis. Any price evidencing unexpected month over month fluctuations or deviations from our expectations based on recent observed trading activity and other information available in the marketplace that would impact the value of the security is challenged. Responses to the price challenges, which generally include specific information about inputs and assumptions incorporated in the valuation and their sources, are reviewed in detail. If considered necessary to resolve any discrepancies, a price will be obtained from additional independent valuation sources. We do not typically adjust the prices provided, other than through this established challenge process. Our primary pricing services utilize observable inputs when available, and employ unobservable inputs and proprietary models only when observable inputs are not available. As a matter of course, the services validate prices by comparison to recent trading activity whenever such activity exists. Quotes obtained from the pricing services are typically non-binding.
We have also established a quarterly price validation process to assess the propriety of the pricing methodologies utilized by our primary pricing services by independently verifying the prices of a sample of securities in the portfolio. Sample sizes vary based on the type of security being priced, with higher sample sizes applied to more difficult to value security types. Verification procedures may consist of obtaining prices from an additional outside source or internal modeling, generally based on Intex. We have established acceptable percentage deviations from the price provided by the initial pricing source. If deviations fall outside the established parameters, we will obtain and evaluate more detailed information about the assumptions and inputs used by each pricing source or, if considered necessary, employ an additional valuation source to price the security in question. Pricing issues identified through this evaluation are addressed with the applicable pricing service and methodologies or inputs are revised as determined necessary. Depending on the results of the validation process, sample sizes may be extended for particular classes of securities. Results of the validation process are reviewed by the treasury front office and by senior management.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and equity securities are classified within level 1 of the hierarchy. At June 30, 2018 and December 31, 2017, 0.7% and 0.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at June 30, 2018 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the six months ended June 30, 2018 and 2017.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Substantially all of the loans held for sale at June 30, 2018 and December 31, 2017 were commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies, primarily the SBA. Loans are generally sold with servicing retained. Servicing activity did not have a material impact on the results of operations for the three and six months ended June 30, 2018 and 2017.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	June 30, 2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,257,026	$431,413	$23,166	$4,711,605	21.6%
Government insured residential	111,761	—	—	111,761	0.5%
Home equity loans and lines of credit	1,855	—	331	2,186	—%
Other consumer loans	18,600	—	—	18,600	0.1%
	4,389,242	431,413	23,497	4,844,152	22.2%
Commercial:
Multi-family	2,859,179	—	—	2,859,179	13.1%
Non-owner occupied commercial real estate	4,538,272	—	—	4,538,272	20.7%
Construction and land	255,864	—	—	255,864	1.2%
Owner occupied commercial real estate	2,048,478	—	—	2,048,478	9.4%
Commercial and industrial	4,605,253	—	—	4,605,253	21.1%
Commercial lending subsidiaries	2,676,268	—	—	2,676,268	12.3%
	16,983,314	—	—	16,983,314	77.8%
Total loans	21,372,556	431,413	23,497	21,827,466	100.0%
Premiums, discounts and deferred fees and costs, net	45,817	—	(3,560)	42,257
Loans including premiums, discounts and deferred fees and costs	21,418,373	431,413	19,937	21,869,723
Allowance for loan and lease losses	(134,381)	—	(590)	(134,971)
Loans, net	$21,283,992	$431,413	$19,347	$21,734,752

	December 31, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,089,994	$479,068	$26,837	$4,595,899	21.5%
Government insured residential	26,820	—	—	26,820	0.1%
Home equity loans and lines of credit	1,654	—	361	2,015	—%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709
Total loans, including premiums, discounts and deferred fees and costs, increased by $453 million to $21.9 billion at June 30, 2018, from $21.4 billion at December 31, 2017. Non-covered loans grew by $505 million while covered loans declined by $52 million from December 31, 2017 to June 30, 2018. Non-covered residential and other consumer loans grew by $253 million and non-covered commercial loans increased by $252 million during the six months ended June 30, 2018.
Growth in non-covered loans, including premiums, discounts and deferred fees and costs for the six months ended June 30, 2018 reflected an increase of $356 million for the Florida franchise, a decrease of $289 million for the New York franchise and an increase of $438 million for the national platforms. The decline in balances for the New York franchise reflected management's decision to reduce our multi-family concentration in New York. We expect the balance of the New York multi-family portfolio to continue to decline in the near-term, and other major portfolio segments to continue to grow across geographies. Actual results will be dependent on our continual evaluation of relative risk and return and on market and competitive conditions.

The following tables show the composition of the non-covered loan portfolio and the breakdown among the Florida and New York franchises and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2018
	Florida	New York	National	Total
Residential and other consumer	$18,662	$1,764	$4,428,234	$4,448,660
Commercial:
Multi-family	558,992	2,302,567	—	2,861,559
Non-owner occupied commercial real estate	2,849,049	1,593,369	84,504	4,526,922
Construction and land	128,111	112,294	14,988	255,393
Owner occupied commercial real estate	1,149,225	794,582	102,459	2,046,266
Commercial and industrial	3,009,646	1,019,870	565,341	4,594,857
Commercial lending subsidiaries	—	—	2,684,716	2,684,716
	$7,713,685	$5,824,446	$7,880,242	$21,418,373
	36.0%	27.2%	36.8%	100.0%

	December 31, 2017
	Florida	New York	National	Total
Residential and other consumer:	$20,779	$1,348	$4,173,953	$4,196,080
Commercial:
Multi-family	580,599	2,638,354	—	3,218,953
Non-owner occupied commercial real estate	2,805,820	1,572,884	96,097	4,474,801
Construction and land	149,658	145,702	15,124	310,484
Owner occupied commercial real estate	1,116,249	790,993	105,500	2,012,742
Commercial and industrial	2,684,524	963,886	489,417	4,137,827
Commercial lending subsidiaries	—	—	2,562,499	2,562,499
	$7,357,629	$6,113,167	$7,442,590	$20,913,386
	35.2%	29.2%	35.6%	100.0%
Included in multi-family and non-owner occupied commercial real estate loans above at June 30, 2018 were $114 million and $56 million, respectively, in re-positioning loans. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.
Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $4.8 billion, or 22.2% of total loans, at June 30, 2018 and $4.6 billion, or 21.7% of total loans, at December 31, 2017.
The non-covered 1-4 single family residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in 2016. All non-covered 1-4 single family residential loans are managed together and reported as part of the national platform in the disclosures above. Non-covered 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2018, $92 million or 2.1% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
In 2018, the Company began acquiring non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of government insured residential loans in the table above includes $86 million of buyout loans at June 30, 2018. The Company is not the servicer of these loans.

We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these mortgage loans is mitigated by the Single Family Shared-Loss Agreement.
The following charts present the distribution of the non-covered 1-4 single family residential mortgage portfolio, excluding government insured residential loans, by product type at the dates indicated:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 4% of the total at both June 30, 2018 and December 31, 2017 are reported with 15 year fixed above.
The geographic concentration of the non-covered 1-4 single family residential portfolio is summarized as follows at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
California	$1,125,198	25.4%	$1,094,058	26.2%
New York	951,068	21.5%	873,360	20.9%
Florida	558,984	12.6%	552,556	13.2%
Virginia	180,992	4.1%	181,912	4.4%
DC	178,978	4.0%	169,502	4.1%
Others (1)	1,433,014	32.4%	1,302,565	31.2%
	$4,428,234	100.0%	$4,173,953	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at June 30, 2018 or December 31, 2017.
Home equity loans and lines of credit are not significant.
Other consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 79.4% and 80.2% of non-covered loans as of June 30, 2018 and December 31, 2017, respectively.
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

The following charts present the distribution of non-owner occupied commercial real estate by product type at the dates indicated:
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.2% of the total loan portfolio at June 30, 2018. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to ten years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans include shared national credits totaling $1.7 billion at June 30, 2018, typically relationship based loans to borrowers in Florida and New York.
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
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Pinnacle	$1,536,001	$1,524,650
Bridge - franchise finance	503,865	434,582
Bridge - equipment finance	644,850	603,267
SBF	239,089	246,750
Mortgage warehouse lending	528,203	459,388
	$3,452,008	$3,268,637

The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2018		December 31, 2017
Florida	$629,378	18.2%	$639,474	19.6%
California	497,951	14.4%	486,733	14.9%
Arizona	175,983	5.1%	175,704	5.4%
North Carolina	174,381	5.1%	147,987	4.5%
Texas	164,593	4.8%	160,606	4.9%
Utah	159,983	4.6%	123,027	3.8%
Iowa	157,794	4.6%	151,935	4.6%
New Jersey	155,465	4.5%	121,892	3.7%
Virginia	151,281	4.4%	148,884	4.6%
All others (1)	1,185,199	34.3%	1,112,395	34.0%
	$3,452,008	100.0%	$3,268,637	100.0%

(1)	No other state represented borrowers with more than 4.5% of loans outstanding at June 30, 2018 or December 31, 2017.
Equipment under Operating Lease
Equipment under operating lease totaled $591 million at June 30, 2018. The portfolio consisted primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,118 railcars with a carrying value of $403 million at June 30, 2018, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,065 hopper cars and 1,482 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $284 million at June 30, 2018 was leased to companies for use in the energy industry.
Asset Quality
Non-covered Loans and Leases
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. Additionally, commercial loans as well as underwriting and portfolio management practices are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.

We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (in thousands):

	June 30, 2018		December 31, 2017
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,504,109	97.3%	$16,189,392	96.8%
Special mention	109,436	0.5%	183,234	1.1%
Substandard (1)	354,516	2.1%	338,405	2.0%
Doubtful	1,652	0.1%	6,275	0.1%
	$16,969,713	100.0%	$16,717,306	100.0%

(1)
The balance of substandard loans at June 30, 2018 and December 31, 2017 included $87 million and $105 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 2.7% of the commercial loan portfolio, of which 0.5% were taxi medallion loans, at June 30, 2018. See Note 4 to the consolidated financial statements for more detailed information about risk rating of commercial loans.

Taxi Medallion Finance
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of $87 million at June 30, 2018. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined significantly in recent years due to competitive developments in the transportation-for-hire industry. Due to the ongoing trend of declining estimated cash flows from the operation of taxi medallions leading to declines in medallion valuations, the entire taxi medallion portfolio is on non-accrual status and risk rated substandard as of June 30, 2018.
In evaluating taxi medallion loans past due less than 60 days, consistent with our cash flow based resolution strategy for this portfolio segment, we use an extensive data set obtained from the NYTLC and assumptions that we believe are reasonable estimates of fleet utilization and borrower expenses to perform a quarterly analysis estimating the cash flow generating capacity of the operation of a New York City taxi medallion. At June 30, 2018, the estimated valuation generated by this cash flow analysis was $266,000. Partial charge-offs down to this amount were recognized on all New York City taxi medallion loans that were past due less than 60 days and had carrying values in excess of this amount at June 30, 2018. We established an additional 20% specific reserve from this valuation level in recognition of continued declining trends in the estimated cash flow generating capacity of medallions. A valuation of $218,500 was utilized to determine the amount of partial charge-off for loans past due 60 days or more or in litigation at June 30, 2018, estimated based on the average medallion transfer price over the three month period ending March 31, 2018 as reported by the NYTLC, the most recent data available at the time of the analysis. We established an additional 15% specific reserve from this valuation level in recognition of observed subsequent transfer prices through May 31, 2018 not yet reported by the NYTLC. See Note 10 to the consolidated financial statements for additional information about the valuation of New York City taxi medallions.
The taxi medallion portfolio had the following characteristics at June 30, 2018:

•	Approximately 98% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $14.8 million or 17.0% of the portfolio, compared to $17.7 million or 16.7% of the portfolio at December 31, 2017. Loans delinquent by 90 days or more totaled $11.5 million or 13.2% of the portfolio, compared to $8.3 million or 7.8% of the portfolio at December 31, 2017.

•	The portfolio included 191 loans modified in TDRs with a recorded investment of $74.6 million.

•
In the aggregate, the ALLL related to taxi medallion loans was $12.7 million, or 14.5% of the outstanding balance, at June 30, 2018, compared to $12.2 million, or 11.5% of the outstanding balance, at December 31, 2017. Charge-offs of $8.1 million and $13.5 million were recognized in the three and six months ended June 30, 2018 related to taxi medallion loans. Cumulative charge-offs of $81.3 million have been recognized related to taxi medallion loans through June 30, 2018.

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
Equipment Under Operating Lease
Two operating lease relationships with a carrying value of assets under lease totaling $38 million, of which $32 million were exposures to the energy industry, were internally risk rated special mention or substandard at June 30, 2018. The present value of remaining lease payments on these leases totaled approximately $14 million at June 30, 2018, of which $9 million were exposures to the energy industry. There have been no missed payments related to the operating lease portfolio to date. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-10 years at June 30, 2018. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Asset risk may be higher for long-lived equipment such as railcars, which have useful lives of approximately 35-50 years.
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

The following tables show the distribution of non-covered 1-4 single family residential loans, excluding government insured residential loans, by original FICO and LTV as of the dates indicated:

	June 30, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.2%	2.7%	4.6%	18.9%	28.4%
60% - 70%	2.6%	2.5%	3.7%	13.9%	22.7%
70% - 80%	3.6%	4.4%	8.1%	28.0%	44.1%
More than 80%	0.4%	0.8%	0.7%	2.9%	4.8%
	8.8%	10.4%	17.1%	63.7%	100.0%

	December 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.2%	2.8%	4.6%	19.7%	29.3%
60% - 70%	2.4%	2.5%	3.6%	14.2%	22.7%
70% - 80%	3.6%	4.4%	7.8%	27.5%	43.3%
More than 80%	0.4%	0.7%	0.7%	2.9%	4.7%
	8.6%	10.4%	16.7%	64.3%	100.0%
At June 30, 2018, the non-covered 1-4 single family residential loan portfolio, excluding government insured residential loans, had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 765 and a weighted-average LTV of 67.4%. The majority of this portfolio was owner-occupied, with 87% primary residence, 7.7% second homes and 5.3% investment properties. In terms of vintage, 27.1% of the portfolio was originated pre-2015, 18.5% in 2015, 22.1% in 2016, 24.8% in 2017 and 7.5% in 2018.
Non-covered 1-4 single family residential loans past due more than 30 days totaled $18.7 million and $28.9 million at June 30, 2018 and December 31, 2017, respectively. The amount of these loans 90 days or more past due was $7.2 million and $3.7 million at June 30, 2018 and December 31, 2017, respectively.
Other Consumer Loans
Substantially all consumer loans were current at June 30, 2018 and December 31, 2017.
Covered Loans
At June 30, 2018, residential ACI loans totaled $431 million and residential non-ACI loans totaled $20 million, including premiums, discounts and deferred fees and costs. Our exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement and by the fair value basis recorded in these loans in conjunction with the FSB Acquisition. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.
Covered residential loans were placed into homogenous pools at the time of the FSB Acquisition and the ongoing credit quality and performance of these loans is monitored on a pool basis. We monitor the pools quarterly to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. At June 30, 2018, accretable yield on residential ACI loans totaled $341 million and non-accretable difference related to those loans totaled $114 million.
At June 30, 2018, the recorded investment in non-ACI 1-4 single family residential loans was $19.6 million; $2.1 million or 10.6% of these loans were 30 days or more past due and $1.9 million or 9.6% of these loans were 90 days or more past due. At June 30, 2018, the recorded investment in ACI 1-4 single family residential loans totaled $431.4 million; $27.9 million or 6.5% of these loans were delinquent by 30 days or more and $16.0 million or 3.7% were delinquent by 90 days or more.

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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2018			December 31, 2017
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$1,881	$6,483	$8,364	$1,010	$9,705	$10,715
Home equity loans and lines of credit	331	—	331	331	—	331
Other consumer loans	—	540	540	—	821	821
Total residential and other consumer loans	2,212	7,023	9,235	1,341	10,526	11,867
Commercial:
Multi-family	—	26,252	26,252	—	—	—
Non-owner occupied commercial real estate	—	14,768	14,768	—	12,716	12,716
Construction and land	—	5,366	5,366	—	1,175	1,175
Owner occupied commercial real estate	—	19,008	19,008	—	29,020	29,020
Commercial and industrial
Taxi medallion loans	—	87,211	87,211	—	106,067	106,067
Other commercial and industrial	—	23,255	23,255	—	7,049	7,049
Commercial lending subsidiaries	—	1,370	1,370	—	3,512	3,512
Total commercial loans	—	177,230	177,230	—	159,539	159,539
Total non-accrual loans	2,212	184,253	186,465	1,341	170,065	171,406
Loans past due 90 days and still accruing	—	2,097	2,097	—	1,948	1,948
Total non-performing loans	2,212	186,350	188,562	1,341	172,013	173,354
OREO	7,387	7,306	14,693	2,862	7,018	9,880
Repossessed assets	—	1,530	1,530	—	2,128	2,128
Total non-performing assets	9,599	195,186	204,785	4,203	181,159	185,362
Performing TDRs	974	7,071	8,045	1,264	24,723	25,987
Total impaired loans and non-performing assets	$10,573	$202,257	$212,830	$5,467	$205,882	$211,349

Non-performing loans to total loans (1) (3)		0.87%	0.86%		0.82%	0.81%
Non-performing assets to total assets (2)		0.62%	0.65%		0.60%	0.61%
ALLL to total loans (1)		0.63%	0.62%		0.69%	0.68%
ALLL to non-performing loans		72.11%	71.58%		84.03%	83.53%
Net charge-offs to average loans(4)		0.21%	0.21%		0.38%	0.38%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Non-performing taxi medallion loans comprised 0.41% and 0.51% of total non-covered loans at June 30, 2018 and December 31, 2017 respectively.

(4)	The annualized ratio of charge-offs of taxi medallion loans to average non-covered loans was 0.13% and 0.29% for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.
The increases in the ratios of non-performing loans to total loans and non-performing assets to total assets and the decrease in the ratio of the ALLL to non-performing loans at June 30, 2018 compared to December 31, 2017 were each primarily attributable to the increase in non-accrual multi-family loans. These loans were primarily re-positioning loans in New York that did not reach stabilization in accordance with initially established timelines. The decrease in the ratio of the ALLL to non-performing loans was also impacted by partial charge-offs related to taxi medallion loans.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $16 million and $18 million at June 30, 2018 and December 31, 2017, respectively. Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above as interest guaranteed by the applicable government agency continues to be accrued. The carrying value of such loans contractually delinquent by more than 90 days was $84 million and $2 million at June 30, 2018 and December 31, 2017, respectively. The increase is attributable to a higher level of government insured pool buyout activity in 2018.
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
The following table summarizes loans modified in TDRs at June 30, 2018 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer:
Covered	4	$2,855	$176
Non-covered	27	5,824	157
Commercial:
Taxi medallion loans	191	74,643	10,845
Other	12	24,011	4,836
	234	$107,333	$16,014
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $179 million at June 30, 2018, substantially all of which were current as to principal and interest at June 30, 2018.
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
To the extent, in management's judgment, commercial portfolio segments have sufficient observable loss history, the quantitative portion of the ALLL is based on the Bank's historical net charge-off rates. These commercial segments include commercial and industrial loans and the Bridge portfolios. For commercial portfolio segments that have not yet exhibited an observable loss trend, the quantitative loss factors are based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. These commercial segments include multifamily, owner occupied and non-owner occupied commercial real estate and construction and land loans. Quantitative loss factors for SBF loans are based on historical charge-off rates published by the SBA. For Pinnacle, quantitative loss factors are based primarily on historical municipal default data. For most commercial portfolio segments, we use an 18 quarter look back period in the calculation of historical net charge-off rates. The start of the look back period was established as the fourth quarter of 2013 and is expected to continue to extend by one quarter each reporting period to capture a sufficient range of observations reflecting performance of our commercial loans.
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
As noted above, we generally use an 18 quarter loss experience period to calculate quantitative loss rates. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, which were originated in the current economic cycle. With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at June 30, 2018 or December 31, 2017.
Residential and other consumer loans
Non-covered Loans
Due to the lack of similarity between the risk characteristics of non-covered loans and covered loans in the residential and home equity portfolios, management does not believe it is appropriate to use the historical performance of the covered residential mortgage portfolio as a basis for calculating the ALLL applicable to non-covered loans. The non-covered loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for non-covered residential loans is based primarily on relevant proxy historical loss rates. The ALLL for non-covered 1-4 single family residential loans, excluding government insured residential loans, is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 18-quarter average net charge-off rate is used to estimate the ALLL for the non-covered home equity and other consumer loan classes. See further discussion of peer group loss factors above. The non-covered home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
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
No ALLL related to 1-4 single family residential ACI pools was recorded at June 30, 2018 or December 31, 2017.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Six Months Ended June 30, 2018
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2017	$144,537	$—	$258	$144,795
Provision for (recovery of) loan losses:
1-4 single family residential	(607)	—	572	(35)
Home equity loans and lines of credit	(3)	—	(5)	(8)
Other consumer loans	137	—	—	137
Multi-family	(6,421)	—	—	(6,421)
Non-owner occupied commercial real estate	(3,864)	—	—	(3,864)
Construction and land	(651)	—	—	(651)
Owner occupied commercial real estate	2,036	—	—	2,036
Commercial and industrial
Taxi medallion loans	13,955	—	—	13,955
Other commercial and industrial	5,141	—	—	5,141
Commercial lending subsidiaries
Pinnacle	(36)	—	—	(36)
Bridge - franchise finance	585	—	—	585
Bridge - equipment finance	1,303	—	—	1,303
Total Provision	11,575	—	567	12,142
Charge-offs:
1-4 single family residential	—	—	(239)	(239)
Other consumer loans	(265)	—	—	(265)
Non-owner occupied commercial real estate	(243)	—	—	(243)
Owner occupied commercial real estate	(5,640)	—	—	(5,640)
Commercial and industrial
Taxi medallion loans	(13,505)	—	—	(13,505)
Other commercial and industrial	(3,008)	—	—	(3,008)
Total Charge-offs	(22,661)	—	(239)	(22,900)
Recoveries:
Home equity loans and lines of credit	—	—	4	4
Other consumer loans	24	—	—	24
Non-owner occupied commercial real estate	123	—	—	123
Owner occupied commercial real estate	42	—	—	42
Commercial and industrial
Taxi medallion loans	—	—	—	—
Other commercial and industrial	739	—	—	739
Commercial lending subsidiaries
Bridge - franchise finance	2	—	—	2
Total Recoveries	930	—	4	934
Net Charge-offs:	(21,731)	—	(235)	(21,966)
Balance at June 30, 2018	$134,381	$—	$590	$134,971

	Six Months Ended June 30, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953
Provision for (recovery of) loan losses:
1-4 single family residential	(373)	—	155	(218)
Home equity loans and lines of credit	—	1,812	503	2,315
Other consumer loans	(42)	—	—	(42)
Multi-family	(2,357)	—	—	(2,357)
Non-owner occupied commercial real estate	3,139	—	—	3,139
Construction and land	(86)	—	—	(86)
Owner occupied commercial real estate	5,337	—	—	5,337
Commercial and industrial
Taxi medallion loans	16,864	—	—	16,864
Other commercial and industrial	6,787	—	(38)	6,749
Commercial lending subsidiaries
Pinnacle	(6,051)	—	—	(6,051)
Bridge - franchise finance	(605)	—	—	(605)
Bridge - equipment finance	674	—	—	674
Total Provision	23,287	1,812	620	25,719
Charge-offs:
Home equity loans and lines of credit	—	—	(55)	(55)
Non-owner occupied commercial real estate	(162)	—	—	(162)
Owner occupied commercial real estate	(905)	—	—	(905)
Commercial and industrial
Taxi medallion loans	(11,842)	—	—	(11,842)
Other commercial and industrial	(12,097)	—	—	(12,097)
Total Charge-offs	(25,006)	—	(55)	(25,061)
Recoveries:
Home equity loans and lines of credit	—	—	34	34
Other consumer loans	13	—	—	13
Owner occupied commercial real estate	2	—	—	2
Commercial and industrial
Taxi medallion loans	—	—	—	—
Other commercial and industrial	1,349	—	38	1,387
Commercial lending subsidiaries
Bridge - franchise finance	601	—	—	601
Total Recoveries	1,965	—	72	2,037
Net Charge-offs:	(23,041)	—	17	(23,024)
Balance at June 30, 2017	$151,099	$1,812	$2,737	$155,648

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	June 30, 2018
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,533	$—	$590	$10,123	22.1%
Home equity loans and lines of credit	4	—	—	4	—%
Other consumer loans	211	—	—	211	0.1%
	9,748	—	590	10,338	22.2%
Commercial:
Multi-family	17,573	—	—	17,573	13.1%
Non-owner occupied commercial real estate	36,638	—	—	36,638	20.7%
Construction and land	2,353	—	—	2,353	1.2%
Owner occupied commercial real estate	10,049	—	—	10,049	9.4%
Commercial and industrial
Taxi medallion loans	12,664	—	—	12,664	0.4%
Other commercial and industrial	32,570	—	—	32,570	20.7%
Commercial lending subsidiaries
Pinnacle	536	—	—	536	7.1%
Bridge - franchise finance	3,892	—	—	3,892	2.3%
Bridge - equipment finance	8,358			8,358	2.9%
	124,633	—	—	124,633	77.8%
	$134,381	$—	$590	$134,971	100.0%

	December 31, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,140	$—	$257	$10,397	21.6%
Home equity loans and lines of credit	7	—	1	8	—%
Other consumer loans	315	—	—	315	0.1%
	10,462	—	258	10,720	21.7%
Commercial:
Multi-family	23,994	—	—	23,994	15.0%
Non-owner occupied commercial real estate	40,622	—	—	40,622	21.0%
Construction and land	3,004	—	—	3,004	1.5%
Owner occupied commercial real estate	13,611	—	—	13,611	9.4%
Commercial and industrial
Taxi medallion loans	12,214	—	—	12,214	0.6%
Other commercial and industrial	29,698	—	—	29,698	18.8%
Commercial lending subsidiaries
Pinnacle	572	—	—	572	7.2%
Bridge - franchise finance	3,305	—	—	3,305	2.1%
Bridge - equipment finance	7,055			7,055	2.7%
	134,075	—	—	134,075	78.3%
	$144,537	$—	$258	$144,795	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.

The balance of the ALLL for non-covered loans at June 30, 2018 decreased $10.2 million from the balance at December 31, 2017. Factors influencing the change in the ALLL related to specific loan types at June 30, 2018 as compared to December 31, 2017, include:

•
A decrease of $0.6 million in the ALLL for 1-4 single family residential loans was primarily attributable to decreases in both quantitative and qualitative loss factors, despite the increases in the outstanding balance. This is attributed to the increase in buyout loans with substantially no reserve due to their guarantee by the FHA and VA.

•
A decrease of $6.4 million for multi-family loans was primarily attributable to a decrease in the outstanding balance and decrease in qualitative loss factors, partially offset by an increase in specific reserves.

•
A decrease of $4.0 million for non-owner occupied commercial real estate loans was primarily attributable to decreases in both historical net charge-off rates for the peer group and qualitative loss factors.

•
A decrease of $3.6 million for owner occupied commercial real estate loans was primarily attributable to a decrease in specific reserves for one impaired loan relationship, which was fully charged-off during the six months ended June 30, 2018.

•	An increase of $2.9 million for other commercial and industrial loans was driven primarily by growth in the portfolio and an increase in specific reserves for one impaired loan relationship.

•
A $1.3 million increase for Bridge equipment finance primarily reflected an increase in reserves for criticized and classified loans resulting from risk rating downgrade for one impaired loan relationship.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,315,851	—%	$3,025,018	—%	$3,306,238	—%	$3,033,989	—%
Interest bearing	1,621,161	1.04%	1,537,017	0.73%	1,610,643	1.05%	1,551,025	0.71%
Money market	10,260,713	1.30%	9,079,412	0.81%	10,365,109	1.21%	8,982,331	0.75%
Savings	292,911	0.25%	359,174	0.13%	310,659	0.26%	366,872	0.16%
Time	6,475,569	1.72%	5,996,229	1.23%	6,395,299	1.61%	5,835,121	1.21%
	$21,966,205	1.19%	$19,996,850	0.79%	$21,987,948	1.12%	$19,769,338	0.76%
Total deposits included $2.4 billion of brokered deposits at both June 30, 2018 and December 31, 2017.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2018 (in thousands):

Three months or less	$650,375
Over three through six months	840,068
Over six through twelve months	1,513,736
Over twelve months	1,136,773
$4,140,952

FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in mitigating interest rate risk. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The contractual balance of FHLB advances outstanding at June 30, 2018 is scheduled to mature as follows (in thousands):

Maturing in:
2018—One month or less	$2,745,000
2018—Over one month	2,026,000
2019	100,000
2020	125,000
2021	75,000
Carrying value	$5,071,000
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Senior notes	$394,053	$393,725
Capital lease obligations	8,746	9,105
	$402,799	$402,830
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2018 and December 31, 2017, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $3.1 billion at June 30, 2018, an increase of $73 million, or 2.42%, from December 31, 2017, due primarily to the retention of earnings, offset by dividends and shares repurchased.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 74.5% and 73.8% for the three and six months ended June 30, 2018, respectively, compared to 65.3% and 64.3% for the three and six months ended June 30, 2017, respectively. We retain a high percentage of our earnings to support our planned growth.
In January 2018, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to $150 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time. During the six months ended June 30, 2018, the Company repurchased 1.3 million shares of its common stock for an aggregate purchase price of $54.4 million.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2018 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,969,285	9.7%	N/A (1)	N/A (1)	$1,225,282	4.0%
CET1 risk-based capital	$2,969,285	13.4%	$1,443,995	6.5%	$999,689	4.5%
Tier 1 risk-based capital	$2,969,285	13.4%	$1,777,225	8.0%	$1,332,919	6.0%
Total risk based capital	$3,106,757	14.0%	$2,221,531	10.0%	$1,777,225	8.0%
BankUnited:
Tier 1 leverage	$3,122,926	10.2%	$1,527,916	5.0%	$1,222,333	4.0%
CET1 risk-based capital	$3,122,926	14.1%	$1,443,046	6.5%	$999,032	4.5%
Tier 1 risk-based capital	$3,122,926	14.1%	$1,776,056	8.0%	$1,332,042	6.0%
Total risk based capital	$3,260,397	14.7%	$2,220,070	10.0%	$1,776,056	8.0%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in between 2016 and 2019. When fully phased in on January 1, 2019, the Bank and the
Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at June 30, 2018.
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
For the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $229.9 million and $128.9 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $167.8 million and $153.2 million for the six months ended June 30, 2018 and 2017, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Single Family Shared-Loss Agreement are also characterized as investing cash flows. Cash generated by the repayment and resolution of covered loans and reimbursements from the FDIC totaled $229.4 million and $259.7 million for the six months ended June 30, 2018 and 2017, respectively. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be consistent and relatively predictable sources of liquidity until the expected termination of the Single Family Shared-Loss Agreement in 2019.
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
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At June 30, 2018, unencumbered investment securities totaled $4.8 billion. At June 30, 2018, BankUnited had available borrowing capacity at the FHLB of $3.6 billion, unused borrowing capacity at the FRB of $417 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the non-covered loan portfolio, and resultant requirements for liquidity to fund loans.
Continued growth of deposits and the non-covered loan portfolio, along with runoff of the covered loan portfolio and FDIC indemnification asset are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At June 30, 2018, BankUnited’s 30 day total liquidity ratio was 193%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At June 30, 2018, BankUnited’s one year liquidity ratio was 154%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities, the ratio of brokered deposits to total deposits, the ratio of FHLB advances to total funding, the percentage of investment securities backed by the U.S. government and government agencies and concentrations of large deposits. At June 30, 2018, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at June 30, 2018 and December 31, 2017:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at June 30, 2018 - increase (decrease):
In year 1	(0.2)%	(0.3)%	(1.0)%	(2.0)%	(3.4)%
In year 2	(5.8)%	4.6%	8.7%	12.7%	16.0%
Model Results at December 31, 2017 - increase (decrease):
In year 1	(0.3)%	(0.1)%	(0.5)%	(1.4)%	(2.7)%
In year 2	(3.5)%	1.8%	3.2%	4.3%	4.8%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at June 30, 2018 due to the current low rate environment. The parameters established by the ALCO stipulate that the modeled decline in EVE is considered acceptable if the decline is less than 9%, 18%, 27% and 36% in plus or minus 100, 200, 300 and 400 basis point scenarios, respectively. As of June 30, 2018, our simulation for the Bank indicated percentage changes from base EVE of 1.9%, (3.4)%, (7.2)%, (11.3)% and (15.5)% in down 100, plus 100, plus 200, plus 300 and plus 400 basis point scenarios, respectively.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2018, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.1 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $6.3 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.4 billion at June 30, 2018. The aggregate fair value of these interest rate swaps and caps included in other assets was $29.5 million and the aggregate fair value included in other liabilities was $34.8 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
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
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at June 30, 2018 (in thousands except share and per share data):

Total stockholders' equity	$3,099,433
Less: goodwill and other intangible assets	77,740
Tangible stockholders’ equity	$3,021,693

Common shares issued and outstanding	106,241,116

Book value per common share	$29.17

Tangible book value per common share	$28.44
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
During the quarter ended June 30, 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
April 1 – April 30, 2018	—	$—	—	$101,368,339
May 1 – May 31, 2018	145,018	39.77	145,018	$95,600,940
June 1 – June 30, 2018	—	—	—	$95,600,940
Total	145,018	$39.77	145,018

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)
On January 23, 2018, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. Under this authorization, $95,600,940 remained available for purchase at June 30, 2018.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of August 2018.

/s/ Rajinder P. Singh
Rajinder P. Singh
President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer