Form 10-Q
period 2018-09-30
BankUnited, Inc.
filed 2018-11-06
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 2, 2018
Common Stock, $0.01 Par Value	103,066,802

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2018

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks:
Non-interest bearing	$11,644	$35,246
Interest bearing	268,155	159,336
Cash and cash equivalents	279,799	194,582
Investment securities (including securities recorded at fair value of $7,217,403 and $6,680,832)	7,227,403	6,690,832
Non-marketable equity securities	273,427	265,989
Loans held for sale	37,179	34,097
Loans (including covered loans of $359,767 and $503,118)	21,919,171	21,416,504
Allowance for loan and lease losses	(124,740)	(144,795)
Loans, net	21,794,431	21,271,709
FDIC indemnification asset	152,517	295,635
Bank owned life insurance	262,987	252,462
Equipment under operating lease, net	661,677	599,502
Goodwill and other intangible assets	77,729	77,796
Other assets	746,487	664,382
Total assets	$31,513,636	$30,346,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,413,610	$3,071,032
Interest bearing	1,587,812	1,757,581
Savings and money market	10,588,075	10,715,024
Time	6,715,793	6,334,842
Total deposits	22,305,290	21,878,479
Federal funds purchased	175,000	—
Federal Home Loan Bank advances	4,946,000	4,771,000
Notes and other borrowings	402,780	402,830
Other liabilities	609,678	268,615
Total liabilities	28,438,748	27,320,924

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 103,793,325 and 106,848,185 shares issued and outstanding	1,037	1,068
Paid-in capital	1,364,864	1,498,227
Retained earnings	1,667,092	1,471,781
Accumulated other comprehensive income	41,895	54,986
Total stockholders' equity	3,074,888	3,026,062
Total liabilities and stockholders' equity	$31,513,636	$30,346,986

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans	$293,543	$253,815	$855,807	$739,586
Investment securities	59,319	51,851	165,396	141,624
Other	4,855	3,777	13,145	10,606
Total interest income	357,717	309,443	1,034,348	891,816
Interest expense:
Deposits	75,257	45,919	196,916	120,161
Borrowings	30,492	22,260	82,392	60,209
Total interest expense	105,749	68,179	279,308	180,370
Net interest income before provision for loan losses	251,968	241,264	755,040	711,446
Provision for (recovery of) loan losses (including ($50), $261, $517 and $2,693 for covered loans)	1,200	37,854	13,342	63,573
Net interest income after provision for loan losses	250,768	203,410	741,698	647,873
Non-interest income:
Income from resolution of covered assets, net	3,134	6,400	10,689	22,066
Net gain (loss) on FDIC indemnification	3,090	(4,838)	(1,925)	(14,174)
Deposit service charges and fees	3,677	3,251	10,674	9,706
Gain (loss) on sale of loans, net (including $5,037, $0, $4,739 and $(1,582) related to covered loans)	8,691	2,447	12,960	6,601
Gain on investment securities, net	432	26,931	2,938	29,194
Lease financing	14,091	13,287	45,685	40,067
Other non-interest income	5,620	5,848	17,673	17,903
Total non-interest income	38,735	53,326	98,694	111,363
Non-interest expense:
Employee compensation and benefits	65,612	58,327	198,185	178,386
Occupancy and equipment	18,887	18,829	56,704	56,689
Amortization of FDIC indemnification asset	48,255	45,225	132,852	135,351
Deposit insurance expense	5,375	5,764	14,810	16,827
Professional fees	5,240	2,748	10,772	12,573
Telecommunications and data processing	4,187	3,452	11,772	10,481
Depreciation of equipment under operating lease	9,870	8,905	28,662	25,655
Other non-interest expense	13,372	13,455	40,105	37,735
Total non-interest expense	170,798	156,705	493,862	473,697
Income before income taxes	118,705	100,031	346,530	285,539
Provision for income taxes	21,377	32,252	74,067	89,060
Net income	$97,328	$67,779	$272,463	$196,479
Earnings per common share, basic	$0.90	$0.62	$2.50	$1.79
Earnings per common share, diluted	$0.90	$0.62	$2.49	$1.79
Cash dividends declared per common share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$97,328	$67,779	$272,463	$196,479
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(18,147)	8,557	(58,577)	32,826
Reclassification adjustment for net securities gains realized in income	(382)	(16,293)	(2,974)	(17,662)
Net change in unrealized gains on securities available for sale	(18,529)	(7,736)	(61,551)	15,164
Unrealized gains on derivative instruments:
Net unrealized holding gain (loss) arising during the period	10,536	(170)	40,175	(8,337)
Reclassification adjustment for net (gains) losses realized in income	(772)	1,210	(617)	4,515
Net change in unrealized gains on derivative instruments	9,764	1,040	39,558	(3,822)
Other comprehensive income (loss)	(8,765)	(6,696)	(21,993)	11,342
Comprehensive income	$88,563	$61,083	$250,470	$207,821

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$272,463	$196,479
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(97,064)	(71,111)
Provision for loan losses	13,342	63,573
Income from resolution of covered assets, net	(10,689)	(22,066)
Net loss on FDIC indemnification	1,925	14,174
Gain on sale of loans, net	(12,960)	(6,601)
Gain on investment securities, net	(2,938)	(29,194)
Equity based compensation	18,045	14,337
Depreciation and amortization	51,472	45,204
Deferred income taxes	60,071	31,625
Proceeds from sale of loans held for sale	182,330	126,778
Loans originated for sale, net of repayments	(125,509)	(109,588)
Other:
(Increase) decrease in other assets	(77,393)	11,096
Increase (decrease) in other liabilities	130,827	(33,546)
Net cash provided by operating activities	403,922	231,160

Cash flows from investing activities:
Purchase of investment securities	(2,557,757)	(2,355,872)
Proceeds from repayments and calls of investment securities	1,134,995	861,618
Proceeds from sale of investment securities	938,555	827,353
Purchase of non-marketable equity securities	(235,876)	(185,718)
Proceeds from redemption of non-marketable equity securities	228,438	199,751
Purchases of loans	(913,840)	(949,294)
Loan originations, repayments and resolutions, net	320,550	(192,075)
Proceeds from sale of loans, net	250,769	98,404
Proceeds from sale of equipment under operating lease	50,902	3,173
Acquisition of equipment under operating lease	(137,305)	(77,121)
Other investing activities	(16,548)	(14,950)
Net cash used in investing activities	(937,117)	(1,784,731)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	426,811	1,732,354
Net increase in federal funds purchased	175,000	—
Additions to Federal Home Loan Bank advances	3,847,000	3,921,000
Repayments of Federal Home Loan Bank advances	(3,672,000)	(4,290,000)
Dividends paid	(68,911)	(68,583)
Exercise of stock options	7,727	61,519
Repurchase of common stock	(150,000)	—
Other financing activities	52,785	41,569
Net cash provided by financing activities	618,412	1,397,859
Net increase (decrease) in cash and cash equivalents	85,217	(155,712)
Cash and cash equivalents, beginning of period	194,582	448,313
Cash and cash equivalents, end of period	$279,799	$292,601

Supplemental disclosure of cash flow information:
Interest paid	$269,520	$169,759
Income taxes paid, net	$21,031	$46,320

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$9,411	$6,738
Transfers from loans to loans held for sale	$54,322	$1,971
Dividends declared, not paid	$22,394	$23,045
Unsettled purchases of investment securities	$146,503	$107,500

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2018	106,241,116	$1,062	$1,455,554	$1,592,157	$50,660	$3,099,433
Comprehensive income	—	—	—	97,328	(8,765)	88,563
Dividends	—	—	—	(22,393)	—	(22,393)
Equity based compensation	11,857	—	5,067	—	—	5,067
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(27,999)	—	(181)	—	—	(181)
Repurchase of common stock	(2,431,649)	(25)	(95,576)	—	—	(95,601)
Balance at September 30, 2018	103,793,325	$1,037	$1,364,864	$1,667,092	$41,895	$3,074,888

Balance at June 30, 2017	106,800,972	$1,068	$1,488,159	$1,032,308	$59,285	$2,580,820
Comprehensive income	—	—	—	67,779	(6,696)	61,083
Dividends	—	—	—	(23,045)	—	(23,045)
Equity based compensation	26,307	—	4,723	—	—	4,723
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(5,377)	—	(92)	—	—	(92)
Balance at September 30, 2017	106,821,902	$1,068	$1,492,790	$1,077,042	$52,589	$2,623,489

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	272,463	(21,993)	250,470
Dividends	—	—	—	(68,250)	—	(68,250)
Equity based compensation	666,277	6	15,403	—	—	15,409
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(235,719)	(2)	(6,528)	—	—	(6,530)
Exercise of stock options	291,689	3	7,724	—	—	7,727
Repurchase of common stock	(3,777,107)	(38)	(149,962)	—	—	(150,000)
Balance at September 30, 2018	103,793,325	$1,037	$1,364,864	$1,667,092	$41,895	$3,074,888

Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	196,479	11,342	207,821
Dividends	—	—	—	(69,118)	—	(69,118)
Equity based compensation	618,306	6	12,103	—	—	12,109
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(267,457)	(3)	(7,268)	—	—	(7,271)
Exercise of stock options	2,304,108	23	61,496	—	—	61,519
Balance at September 30, 2017	106,821,902	$1,068	$1,492,790	$1,077,042	$52,589	$2,623,489

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 86 banking centers located in 15 Florida counties and 5 banking centers located in the New York metropolitan area at September 30, 2018. The Bank also offers certain commercial lending and deposit products through national platforms.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected in future periods.
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
Significant estimates include the ALLL, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the fair values of investment securities and other financial instruments and uncertain tax positions. Management has used information provided by third party valuation specialists to assist in the determination of the fair values of investment securities.
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
September 30, 2018

customers that are within the scope of the standard are consistent with the principles in Topic 606. Therefore, there was no impact at adoption to the Company's consolidated financial position, results of operations, or cash flows.
ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in the ASU addressed certain aspects of recognition, measurement, presentation and disclosure of certain financial instruments. The main provisions of this ASU that are applicable to the Company are to (1) eliminate the available for sale classification for equity securities and require investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, provided that equity investments that do not have readily determinable fair values may be re-measured at fair value upon occurrence of an observable price change or recognition of impairment, (2) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and (3) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments also clarified that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets, which is consistent with the Company's previous practice. The Company adopted this ASU in the first quarter of 2018 using the modified retrospective transition method. The cumulative effect adjustment to reclassify unrealized gains on equity securities from AOCI to retained earnings totaled $2.2 million, net of tax, at adoption. Unrealized losses on equity securities recognized in earnings totaled $0.1 million and $1.1 million, respectively, for the three and nine months ended September 30, 2018.
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
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modified the disclosure requirements on fair value measurements by removing certain disclosures not considered cost beneficial, clarifying certain disclosure requirements and adding some additional disclosures. The provisions of the ASU that are applicable to the fair value disclosures of the Company include: (1) adding disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements, (2) adding the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements, (3) removing the requirement to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, (4) removing the requirement to disclose the policy for timing of transfers between levels of the fair value hierarchy, and (5) removing disclosure of the valuation processes for level 3 fair value measurements. The Company early adopted this ASU for the third quarter of 2018.
ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU require customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to capitalize certain implementation costs in the same manner as software developed for internal use. The guidance allows for qualifying costs incurred during the application and development stage to be capitalized, which may include: (1) integration, (2) customization, (3) configuration, (4) installation, (5) architecture and design, (6) coding, and (7) testing. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the applicable component of the hosting arrangement is ready for its

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

intended use. The accounting for the cost of the hosting component of the arrangement is not affected by this ASU. The Company early adopted this ASU in the third quarter of 2018 using the prospective transition approach with no significant impact to the Company's consolidated financial position, results of operations, or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The ASU also will require both qualitative and quantitative disclosures that provide additional information about the amounts recorded in the consolidated financial statements. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. The most significant impact of adoption is expected to be the recognition, as lessee, of new right-of-use assets and lease liabilities on the Consolidated Balance Sheet for real estate leases currently classified as operating leases. Under a package of practical expedients that the Company plans to elect, the Company will not be required to (i) re-assess whether expired or existing contracts contain leases, (ii) re-assess the classification of expired or existing leases, (iii) re-evaluate initial direct costs for existing leases or (iv) separate lease components of certain contracts from non-lease components. The Company also plans to elect the transition method that allows entities the option of applying the provisions of the ASU at the effective date without adjusting the comparative periods presented. Management is in the process of finalizing its evaluation of the impact of adoption of this ASU on its processes and controls. The Company has completed its review of contractual arrangements for embedded leases. The Company has acquired and implemented software to facilitate calculation and reporting of the lease liability and right-of-use asset. Certain accounting policy decisions have been made including use of the incremental borrowing rate to determine the discount rate and assumptions around inclusion of renewals in lease terms. Based on the population of lease contracts existing at September 30, 2018 and an incremental borrowing rate determined as of that date, the Company estimates that a lease liability and related right-of-use asset of approximately $100 million and $90 million, respectively, will be recognized on adoption at January 1, 2019. The amounts actually recognized will be based on terms of contracts in place and an incremental borrowing rate determined at the date of adoption. The Company does not expect the impact of adoption to be material to its consolidated results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value, and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The ASU requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for AFS and HTM securities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial position, results of operations or cash flows; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations. To date, the Company has completed a gap analysis, adopted and is in the process of executing a detailed implementation plan, established a formal governance structure, selected and implemented credit loss models for key portfolio segments, chosen loss estimation methodologies for key portfolio segments, and is implementing a software solution to serve as its CECL platform.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU adds the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a benchmark interest rate for hedge accounting purposes. The ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. The Company does not expect the impact of adoption to be material to its consolidated financial position, results of operations, or cash flows.
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
September 30, 2018

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2018	2017	2018	2017
Basic earnings per common share:
Numerator:
Net income	$97,328	$67,779	$272,463	$196,479
Distributed and undistributed earnings allocated to participating securities	(3,771)	(2,525)	(10,444)	(7,331)
Income allocated to common stockholders for basic earnings per common share	$93,557	$65,254	$262,019	$189,148
Denominator:
Weighted average common shares outstanding	105,063,770	106,809,381	105,914,807	106,488,396
Less average unvested stock awards	(1,178,982)	(1,101,485)	(1,170,209)	(1,102,381)
Weighted average shares for basic earnings per common share	103,884,788	105,707,896	104,744,598	105,386,015
Basic earnings per common share	$0.90	$0.62	$2.50	$1.79
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$93,557	$65,254	$262,019	$189,148
Adjustment for earnings reallocated from participating securities	13	6	37	21
Income used in calculating diluted earnings per common share	$93,570	$65,260	$262,056	$189,169
Denominator:
Weighted average shares for basic earnings per common share	103,884,788	105,707,896	104,744,598	105,386,015
Dilutive effect of stock options and executive share-based awards	499,431	365,286	512,801	479,459
Weighted average shares for diluted earnings per common share	104,384,219	106,073,182	105,257,399	105,865,474
Diluted earnings per common share	$0.90	$0.62	$2.49	$1.79
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at September 30, 2018 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at September 30, 2018 and 2017, but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested shares and share units	1,639,183	1,111,300	1,639,183	1,111,300
Stock options and warrants	1,850,279	1,850,279	1,850,279	1,850,279

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities available for sale portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$34,874	$—	$(28)	$34,846
U.S. Government agency and sponsored enterprise residential MBS	1,916,210	19,275	(5,655)	1,929,830
U.S. Government agency and sponsored enterprise commercial MBS	240,393	734	(1,997)	239,130
Private label residential MBS and CMOs	1,016,659	10,096	(18,215)	1,008,540
Private label commercial MBS	1,167,228	6,374	(5,729)	1,167,873
Single family rental real estate-backed securities	525,061	327	(5,268)	520,120
Collateralized loan obligations	1,186,639	1,527	(839)	1,187,327
Non-mortgage asset-backed securities	208,674	1,119	(2,635)	207,158
State and municipal obligations	426,686	2,640	(6,551)	422,775
SBA securities	425,388	7,017	(625)	431,780
Other debt securities	1,560	4,104	—	5,664
	$7,149,372	$53,213	$(47,542)	$7,155,043

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$24,981	$—	$(28)	$24,953
U.S. Government agency and sponsored enterprise residential MBS	2,043,373	16,094	(1,440)	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	233,522	1,330	(344)	234,508
Private label residential MBS and CMOs	613,732	16,473	(1,958)	628,247
Private label commercial MBS	1,033,022	13,651	(258)	1,046,415
Single family rental real estate-backed securities	559,741	3,823	(858)	562,706
Collateralized loan obligations	720,429	3,252	—	723,681
Non-mortgage asset-backed securities	119,939	1,808	—	121,747
Marketable equity securities	59,912	3,631	—	63,543
State and municipal obligations	640,511	17,606	(914)	657,203
SBA securities	534,534	16,208	(60)	550,682
Other debt securities	4,090	5,030	—	9,120
	$6,587,786	$98,906	$(5,860)	$6,680,832
Marketable equity securities, recorded at fair value, totaled $62.4 million and $63.5 million, at September 30, 2018 and December 31, 2017, respectively. Investment securities held to maturity at September 30, 2018 and December 31, 2017 consisted of one State of Israel bond with a carrying value of $10 million maturing in 2024. Fair value approximated carrying value at September 30, 2018 and December 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

At September 30, 2018, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$757,130	$759,520
Due after one year through five years	3,551,176	3,556,350
Due after five years through ten years	2,457,655	2,453,558
Due after ten years	383,411	385,615
	$7,149,372	$7,155,043
Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2018 was 4.7 years. The effective duration of the investment portfolio as of September 30, 2018 was 1.5 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.2 billion and $2.6 billion at September 30, 2018 and December 31, 2017, respectively.
The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sale of investment securities available for sale	$102,238	$399,430	$938,555	$827,353

Gross realized gains:
Investment securities available for sale	$521	$28,261	$6,561	$30,553
Gross realized losses:
Investment securities available for sale	—	(1,330)	(2,514)	(1,359)
Net realized gain	521	26,931	4,047	29,194

Net unrealized losses on marketable equity securities recognized in earnings	(89)	—	(1,109)	—

Gain on investment securities, net	$432	$26,931	$2,938	$29,194

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$34,846	$(28)	$—	$—	$34,846	$(28)
U.S. Government agency and sponsored enterprise residential MBS	478,707	(4,139)	39,045	(1,516)	517,752	(5,655)
U.S. Government agency and sponsored enterprise commercial MBS	121,004	(1,524)	7,004	(473)	128,008	(1,997)
Private label residential MBS and CMOs	800,549	(16,545)	45,644	(1,670)	846,193	(18,215)
Private label commercial MBS	181,266	(3,999)	31,092	(1,730)	212,358	(5,729)
Single family rental real estate-backed securities	293,384	(4,833)	13,129	(435)	306,513	(5,268)
Collateralized loan obligations	335,018	(839)	—	—	335,018	(839)
Non-mortgage asset-backed securities	178,454	(2,635)	—	—	178,454	(2,635)
State and municipal obligations	275,664	(6,040)	16,110	(511)	291,774	(6,551)
SBA securities	116,748	(591)	13,399	(34)	130,147	(625)
	$2,815,640	$(41,173)	$165,423	$(6,369)	$2,981,063	$(47,542)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,953	$(28)	$—	$—	$24,953	$(28)
U.S. Government agency and sponsored enterprise residential MBS	471,120	(1,141)	13,028	(299)	484,148	(1,440)
U.S. Government agency and sponsored enterprise commercial MBS	26,265	(344)	—	—	26,265	(344)
Private label residential MBS and CMOs	330,068	(1,858)	5,083	(100)	335,151	(1,958)
Private label commercial MBS	81,322	(258)	—	—	81,322	(258)
Single family rental real estate-backed securities	94,750	(858)	—	—	94,750	(858)
State and municipal obligations	30,715	(49)	60,982	(865)	91,697	(914)
SBA securities	21,300	(10)	15,427	(50)	36,727	(60)
	$1,080,493	$(4,546)	$94,520	$(1,314)	$1,175,013	$(5,860)
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2018 or 2017. The Company does not intend to sell securities that are in significant unrealized loss positions at September 30, 2018 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

which may be at maturity. At September 30, 2018, 175 securities were in unrealized loss positions. The amount of impairment related to 35 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $297 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below:
U.S. Treasury Securities
At September 30, 2018, one U.S. Treasury security was in an unrealized loss position. Impairment of this security was primarily attributable to increases in market interest rates subsequent to the date of acquisition. The timely payment of principal and interest on this security is explicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairment was considered to be temporary.
U.S. Government agency and sponsored enterprise residential and commercial MBS
At September 30, 2018, forty-three U.S. Government agency and sponsored enterprise residential MBS and five U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. Impairment of these securities was primarily attributable to increases in market interest rates subsequent to the date of acquisition. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairments were considered to be temporary.
Private label residential MBS and CMOs
At September 30, 2018, thirty-three private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of September 30, 2018. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Private label commercial MBS
At September 30, 2018, fourteen private label commercial MBS were in unrealized loss positions, primarily as a result of an increase in market interest rates. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Single family rental real estate-backed securities
At September 30, 2018, ten single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the absence of projected credit losses the impairments were considered to be temporary.
Collateralized loan obligations:
At September 30, 2018, six collateralized loan obligations were in unrealized loss positions. The amount of impairment of each of the individual securities was less than 1% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At September 30, 2018, seven non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. The amount of impairment each of the individual

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

securities was 3% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairment were considered to be temporary.
State and municipal obligations
At September 30, 2018, seventeen state and municipal obligations were in unrealized loss positions. The impairments are primarily attributable to increases in market interest rates and changes in statutory tax rates. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses, the impairments were considered to be temporary.
SBA Securities
At September 30, 2018, four SBA securities were in unrealized loss positions. The amount of impairment of each of these securities was less than 1% of amortized cost. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Note 4    Loans and Allowance for Loan and Lease Losses
The Company segregates its loan portfolio between covered and non-covered loans. Non-covered loans include loans originated since the FSB acquisition and commercial and consumer loans acquired in the FSB acquisition for which loss share coverage has terminated. Covered loans are further segregated between ACI and non-ACI loans.
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,322,915	$344,078	$18,779	$4,685,772	21.4%
Government insured residential	163,241	—	—	163,241	0.7%
Home equity loans and lines of credit	1,715	—	—	1,715	—%
Other consumer loans	16,796	—	—	16,796	0.1%
	4,504,667	344,078	18,779	4,867,524	22.2%
Commercial:
Multi-family	2,760,856	—	—	2,760,856	12.6%
Non-owner occupied commercial real estate	4,579,278	—	—	4,579,278	21.0%
Construction and land	245,077	—	—	245,077	1.1%
Owner occupied commercial real estate	2,094,371	—	—	2,094,371	9.6%
Commercial and industrial	4,720,532	—	—	4,720,532	21.6%
Commercial lending subsidiaries	2,611,920	—	—	2,611,920	11.9%
	17,012,034	—	—	17,012,034	77.8%
Total loans	21,516,701	344,078	18,779	21,879,558	100.0%
Premiums, discounts and deferred fees and costs, net	42,703	—	(3,090)	39,613
Loans including premiums, discounts and deferred fees and costs	21,559,404	344,078	15,689	21,919,171
Allowance for loan and lease losses	(124,726)	—	(14)	(124,740)
Loans, net	$21,434,678	$344,078	$15,675	$21,794,431

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

	December 31, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,089,994	$479,068	$27,198	$4,596,260	21.5%
Government insured residential	26,820	—	—	26,820	0.1%
Home equity loans and lines of credit	1,654	—	—	1,654	—%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709
Included in non-covered loans above are $27 million and $34 million at September 30, 2018 and December 31, 2017, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At September 30, 2018 and December 31, 2017, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $764 million and $738 million, respectively.
During the three and nine months ended September 30, 2018 and 2017, the Company purchased 1-4 single family residential loans totaling $310 million, $914 million, $312 million and $949 million, respectively. Purchases for the three and nine months ended September 30, 2018 included $90 million and $201 million, respectively, of government insured residential loans.
At September 30, 2018, the Company had pledged real estate loans with UPB of approximately $10.2 billion and recorded investment of approximately $9.9 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

At September 30, 2018 and December 31, 2017, the UPB of ACI loans was $0.7 billion and $1.1 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$675,385
Reclassifications from non-accretable difference, net	81,501
Accretion	(301,827)
Balance at December 31, 2017	455,059
Reclassifications from non-accretable difference, net	78,561
Accretion	(249,609)
Balance at September 30, 2018	$284,011
Covered loan sales
During the periods indicated, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018	2017
UPB of loans sold	$154,415	$279,764	$123,737

Cash proceeds, net of transaction costs	$129,144	$238,773	$98,404
Recorded investment in loans sold	124,107	234,034	99,986
Gain (loss) on sale of covered loans, net	$5,037	$4,739	$(1,582)

Gain on FDIC indemnification, net	$5,449	$5,692	$1,266

There was no sale of covered loans for the three months ended September 30, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018			2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Unallocated	Total
Beginning balance	$10,338	$124,633	$134,971	$13,550	$142,098	$—	$155,648
Provision for (recovery of) loan losses:
Covered loans	(50)	—	(50)	268	(7)	—	261
Non-covered loans	290	960	1,250	363	32,230	5,000	37,593
Total provision	240	960	1,200	631	32,223	5,000	37,854
Charge-offs:		.
Covered loans	(740)	—	(740)	—	—	—	—
Non-covered loans	—	(12,340)	(12,340)	—	(36,028)	—	(36,028)
Total charge-offs	(740)	(12,340)	(13,080)	—	(36,028)	—	(36,028)
Recoveries:
Covered loans	214	—	214	31	7	—	38
Non-covered loans	251	1,184	1,435	8	1,053	—	1,061
Total recoveries	465	1,184	1,649	39	1,060	—	1,099
Ending balance	$10,303	$114,437	$124,740	$14,220	$139,353	$5,000	$158,573

	Nine Months Ended September 30,
	2018			2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Unallocated	Total
Beginning balance	$10,720	$134,075	$144,795	$11,503	$141,450	$—	$152,953
Provision for (recovery of) loan losses:
Covered loans	517	—	517	2,738	(45)	—	2,693
Non-covered loans	(183)	13,008	12,825	(52)	55,932	5,000	60,880
Total provision	334	13,008	13,342	2,686	55,887	5,000	63,573
Charge-offs:
Covered loans	(979)	—	(979)	(55)	—	—	(55)
Non-covered loans	(265)	(34,736)	(35,001)	—	(61,034)	—	(61,034)
Total charge-offs	(1,244)	(34,736)	(35,980)	(55)	(61,034)	—	(61,089)
Recoveries:
Covered loans	218	—	218	65	45	—	110
Non-covered loans	275	2,090	2,365	21	3,005	—	3,026
Total recoveries	493	2,090	2,583	86	3,050	—	3,136
Ending balance	$10,303	$114,437	$124,740	$14,220	$139,353	$5,000	$158,573

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	September 30, 2018			December 31, 2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$10,303	$114,437	$124,740	$10,720	$134,075	$144,795
Covered loans:
Ending balance	$14	$—	$14	$258	$—	$258
Ending balance: non-ACI loans individually evaluated for impairment	$14	$—	$14	$118	$—	$118
Ending balance: non-ACI loans collectively evaluated for impairment	$—	$—	$—	$140	$—	$140
Non-covered loans:
Ending balance	$10,289	$114,437	$124,726	$10,462	$134,075	$144,537
Ending balance: loans individually evaluated for impairment	$143	$23,050	$23,193	$63	$18,776	$18,839
Ending balance: loans collectively evaluated for impairment	$10,146	$91,387	$101,533	$10,399	$115,299	$125,698
Loans:
Covered loans:
Ending balance	$359,767	$—	$359,767	$503,118	$—	$503,118
Ending balance: non-ACI loans individually evaluated for impairment	$956	$—	$956	$2,221	$—	$2,221
Ending balance: non-ACI loans collectively evaluated for impairment	$14,733	$—	$14,733	$21,829	$—	$21,829
Ending balance: ACI loans	$344,078	$—	$344,078	$479,068	$—	$479,068
Non-covered loans:
Ending balance	$4,563,578	$16,995,826	$21,559,404	$4,196,080	$16,717,306	$20,913,386
Ending balance: loans, other than ACI loans, individually evaluated for impairment	$6,218	$191,340	$197,558	$1,234	$173,706	$174,940
Ending balance: loans, other than ACI loans, collectively evaluated for impairment	$4,557,360	$16,777,108	$21,334,468	$4,194,846	$16,509,824	$20,704,670
Ending balance: ACI loans	$—	$27,378	$27,378	$—	$33,776	$33,776
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The table below presents information about loans or ACI pools identified as impaired at the dates indicated (in thousands):

	September 30, 2018			December 31, 2017
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
1-4 single family residential (1)	$4,241	$4,138	$—	$120	$122	$—
Multi-family	6,549	6,580	—	—	—	—
Non-owner occupied commercial real estate	14,049	13,965	—	10,922	10,838	—
Construction and land	10,166	10,169	—	1,175	1,175	—
Owner occupied commercial real estate	9,860	9,858	—	22,002	22,025	—
Commercial and industrial
Taxi medallion loans	10,586	10,585	—	13,560	13,559	—
Other commercial and industrial	16,786	16,795	—	345	374	—
Commercial lending subsidiaries	1,923	1,920	—	—	—	—
With a specific allowance recorded:
1-4 single family residential (1)	1,977	1,952	143	1,114	1,090	63
Multi-family	19,280	19,281	3,144	23,173	23,175	1,732
Owner occupied commercial real estate	2,768	2,768	5	3,075	3,079	2,960
Non-owner occupied commercial real estate	1,689	1,690	240	—	—	—
Commercial and industrial
Taxi medallion loans	69,569	69,570	10,957	92,507	92,508	12,214
Other commercial and industrial	6,996	6,998	1,705	3,626	3,624	1,540
Commercial lending subsidiaries	21,119	21,029	6,999	3,321	3,296	330
Total:
Residential and other consumer	$6,218	$6,090	$143	$1,234	$1,212	$63
Commercial	191,340	191,208	23,050	173,706	173,653	18,776
	$197,558	$197,298	$23,193	$174,940	$174,865	$18,839
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$—	$—	$—	$1,061	$1,203	$—
With a specific allowance recorded:
1-4 single family residential	956	1,145	14	1,160	1,314	118
	$956	$1,145	$14	$2,221	$2,517	$118

(1)	Includes government insured residential loans at September 30, 2018 and December 31, 2017.
Interest income recognized on impaired loans and pools was insignificant for the three and nine months ended September 30, 2018 and approximately $2.9 million and $8.3 million for the three and nine months ended September 30, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018		2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$5,745	$1,906	$962	$2,304
Home equity loans and lines of credit	—	—	—	9,533
	5,745	$1,906	962	$11,837
Commercial:
Multi-family	26,041		1,359
Non-owner occupied commercial real estate	14,577		8,216
Construction and land	7,766		2,797
Owner occupied commercial real estate	14,004		20,579
Commercial and industrial
Taxi medallion loans	83,683		123,867
Other commercial and industrial	22,179		42,479
Commercial lending subsidiaries	12,562		21,398
	180,812		220,695
	$186,557		$221,657

	Nine Months Ended September 30,
	2018		2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$4,228	$2,164	$800	$2,369
Home equity loans and lines of credit	—	—	—	9,638
	4,228	$2,164	800	$12,007
Commercial:
Multi-family	25,674		1,816
Non-owner occupied commercial real estate	13,858		4,056
Construction and land	5,386		3,317
Owner occupied commercial real estate	17,451		18,872
Commercial and industrial
Taxi medallion loans	92,893		107,529
Other commercial and industrial	15,559		43,308
Commercial lending subsidiaries	5,398		27,202
	176,219		206,100
	$180,447		$206,900
In addition to the above, a pool of ACI home equity loans and lines of credit was impaired during the three and nine months ended September 30, 2017. All of the loans from this pool were sold in the fourth quarter of 2017. The average balance of impaired ACI home equity loans and lines of credit for the three and nine months ended September 30, 2017 was $5.2 million and $4.2 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The following table presents the recorded investment in loans on non-accrual status as of dates indicated (in thousands):

	September 30, 2018		December 31, 2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$8,021	$167	$9,705	$1,341
Other consumer loans	1,956	—	821	—
	9,977	$167	10,526	$1,341
Commercial:
Multi-family	25,829		—
Non-owner occupied commercial real estate	15,364		12,716
Construction and land	10,166		1,175
Owner occupied commercial real estate	17,513		29,020
Commercial and industrial
Taxi medallion loans	80,155		106,067
Other commercial and industrial	24,036		7,049
Commercial lending subsidiaries	22,438		3,512
	195,501		159,539
	$205,478		$170,065
Non-covered loans contractually delinquent by 90 days or more and still accruing totaled $0.7 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.1 million and $5.0 million for the three and nine months ended September 30, 2018, respectively, and $1.4 million and $3.7 million for the three and nine months ended September 30, 2017, respectively.
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
September 30, 2018

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for non-covered loans, excluding government insured residential loans, based on original LTV and FICO score:

	September 30, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$103,798	$122,757	$200,142	$810,505	$1,237,202
60% - 70%	114,254	108,560	171,213	601,041	995,068
70% - 80%	155,595	197,569	360,631	1,221,788	1,935,583
More than 80%	16,428	34,166	33,830	128,448	212,872
	$390,075	$463,052	$765,816	$2,761,782	$4,380,725

	December 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$91,965	$117,318	$185,096	$815,792	$1,210,171
60% - 70%	100,866	103,387	147,541	590,493	942,287
70% - 80%	149,209	183,064	324,884	1,139,902	1,797,059
More than 80%	16,116	30,408	28,149	121,689	196,362
	$358,156	$434,177	$685,670	$2,667,876	$4,145,879

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Commercial credit exposure, based on internal risk rating:

	September 30, 2018
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$2,690,193	$4,499,176	$234,453	$2,048,491	$—	$4,528,964	$1,482,125	$1,094,950	$16,578,352
Special mention	6,459	3,288	—	8,774	—	43,732	—	1,144	63,397
Substandard	66,346	65,125	10,166	34,713	80,155	54,198	—	34,715	345,418
Doubtful	—	—	—	—	—	1,496	—	7,163	8,659
	$2,762,998	$4,567,589	$244,619	$2,091,978	$80,155	$4,628,390	$1,482,125	$1,137,972	$16,995,826

	December 31, 2017
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$3,124,819	$4,360,827	$305,043	$1,954,464	$—	$3,965,241	$1,524,622	$954,376	$16,189,392
Special mention	34,837	33,094	—	22,161	—	37,591	—	55,551	183,234
Substandard	59,297	80,880	5,441	33,145	104,682	27,010	—	27,950	338,405
Doubtful	—	—	—	2,972	1,385	1,918	—	—	6,275
	$3,218,953	$4,474,801	$310,484	$2,012,742	$106,067	$4,031,760	$1,524,622	$1,037,877	$16,717,306

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	September 30, 2018					December 31, 2017
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential	$4,365,863	$6,842	$3,102	$4,918	$4,380,725	$4,121,624	$15,613	$4,941	$3,701	$4,145,879
Government insured residential	24,804	3,606	7,141	128,823	164,374	23,455	1,611	1,153	1,855	28,074
Home equity loans and lines of credit	1,694	21	—	—	1,715	1,633	21	—	—	1,654
Other consumer loans	13,071	2,035	—	1,658	16,764	19,958	15	—	500	20,473
Multi-family	2,762,998	—	—	—	2,762,998	3,218,953	—	—	—	3,218,953
Non-owner occupied commercial real estate	4,561,612	—	1,080	4,897	4,567,589	4,464,967	7,549	—	2,285	4,474,801
Construction and land	238,573	—	4,950	1,096	244,619	309,309	—	—	1,175	310,484
Owner occupied commercial real estate	2,078,599	1,527	1,271	10,581	2,091,978	2,004,397	1,292	499	6,554	2,012,742
Commercial and industrial
Taxi medallion loans	63,236	263	3,294	13,362	80,155	88,394	6,048	3,333	8,292	106,067
Other commercial and industrial	4,609,194	269	16,336	2,591	4,628,390	4,025,784	4,291	291	1,394	4,031,760
Commercial lending subsidiaries
Pinnacle	1,482,125	—	—	—	1,482,125	1,524,622	—	—	—	1,524,622
Bridge	1,136,744	—	—	1,228	1,137,972	1,037,025	852	—	—	1,037,877
	$21,338,513	$14,563	$37,174	$169,154	$21,559,404	$20,840,121	$37,292	$10,217	$25,756	$20,913,386
Covered loans:
Non-ACI loans:
1-4 single family residential	$15,442	$80	$67	$100	$15,689	$21,106	$1,603	$—	$1,341	$24,050
ACI loans:
1-4 single family residential	$339,176	$4,256	$410	$236	$344,078	$448,125	$10,388	$2,719	$17,836	$479,068
1-4 single family residential ACI loans that are contractually delinquent by more than 90 days and accounted for in pools on which discount continues to be accreted totaled $0.2 million and $18 million at September 30, 2018 and December 31, 2017, respectively. Government insured residential loans on accrual status that are delinquent by more than 90 days totaled $129 million at September 30, 2018.
Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets, all of which were covered, totaled $5 million and $3 million at September 30, 2018 and December 31, 2017, respectively. The recorded investment in non-government insured residential mortgage loans in the process of foreclosure totaled $1 million and $11 million at September 30, 2018 and December 31, 2017, respectively, substantially all of which were covered loans at December 31, 2017. The recorded investment in government insured residential loans in the process of foreclosure totaled $59 million at September 30, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2018 and 2017, that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2018				2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential(1)	11	$956	4	$311	—	$—	2	$269
Non-owner occupied commercial real estate	2	3,037	—	—	—	—	—	—
Commercial and industrial
Taxi medallion loans	1	217	1	215	15	5,439	6	2,105
Other commercial and industrial	2	3,953	—	—	1	978	—	—
	16	$8,163	5	$526	16	$6,417	8	$2,374
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	—	$—	—	$—	—	$—	1	$70
	—	$—	—	$—	—	$—	1	$70

	Nine Months Ended September 30,
	2018				2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential(1)	24	$4,986	5	$411	4	$351	2	$269
Non-owner occupied commercial real estate	2	3,037	—	—	1	5,389	—	—
Owner occupied commercial real estate	—	—	—	—	2	4,522	—	—
Commercial and industrial
Taxi medallion loans	7	1,418	1	215	97	48,692	8	3,509
Other commercial and industrial	3	4,117	—	—	14	20,860	—	—
Commercial lending subsidiaries	—	—	—	—	1	12,810	—	—
	36	$13,558	6	$626	119	$92,624	10	$3,778
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	—	$—	—	$—	5	$939	1	$70
	—	$—	—	$—	5	$939	1	$70

(1)	Includes government insured residential loans modified during the three and nine months ended September 30, 2018 and 2017.
Modifications during the three and nine months ended September 30, 2018 and 2017 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Note 5    FDIC Indemnification Asset
When the Company recognizes gains or losses related to covered assets in its consolidated financial statements, changes in the estimated amount recoverable from the FDIC under the Loss Sharing Agreements with respect to those gains or losses are also reflected in the consolidated financial statements. Covered loans may be resolved through prepayment, short sale of the underlying collateral, foreclosure, sale of the loans or charge-off. For loans resolved through prepayment, short sale or foreclosure, the difference between consideration received in satisfaction of the loans and the allocated carrying value of the loans is recognized in the consolidated statement of income line item “Income from resolution of covered assets, net.” Losses from the resolution of covered loans increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Gains from the resolution of covered loans reduce the amount recoverable from the FDIC under the Loss Sharing Agreements. Similarly, differences in proceeds received on the sale of covered OREO and covered loans and their allocated carrying amounts result in gains or losses and reduce or increase the amount recoverable from the FDIC under the Loss Sharing Agreements. Increases in valuation allowances or impairment charges related to covered assets also increase the amount estimated to be recoverable from the FDIC. These additions to or reductions in amounts recoverable from the FDIC related to transactions in the covered assets are recorded in the consolidated statement of income line item “Net gain (loss) on FDIC indemnification” and reflected as corresponding increases or decreases in the FDIC indemnification asset.
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018			2017
	Transaction Income (Loss)	Net Gain (Loss) on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of (provision for) losses on covered loans	$50	$(40)	$10	$(261)	$215	$(46)
Income from resolution of covered assets, net	3,134	(2,532)	602	6,400	(5,082)	1,318
Gain on sale of covered loans	5,037	5,449	10,486	—	—	—
Loss on covered OREO	(260)	213	(47)	(35)	29	(6)
	$7,961	$3,090	$11,051	$6,104	$(4,838)	$1,266

	Nine Months Ended September 30,
	2018			2017
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(517)	$413	$(104)	$(2,693)	$2,095	$(598)
Income from resolution of covered assets, net	10,689	(8,592)	2,097	22,066	(17,591)	4,475
Gain (loss) on sale of covered loans	4,739	5,692	10,431	(1,582)	1,266	(316)
Loss on covered OREO	(796)	562	(234)	(65)	56	(9)
	$14,115	$(1,925)	$12,190	$17,726	$(14,174)	$3,552

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Changes in the FDIC indemnification asset for the nine months ended September 30, 2018 and the year ended December 31, 2017, were as follows (in thousands):

Balance at December 31, 2016	$515,910
Amortization	(176,466)
Reduction for claims filed	(21,589)
Net loss on FDIC indemnification	(22,220)
Balance at December 31, 2017	295,635
Amortization	(132,852)
Reduction for claims filed	(8,341)
Net loss on FDIC indemnification	(1,925)
Balance at September 30, 2018	$152,517
Note 6    Income Taxes
A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% and 35%, during the three and nine months ended September 30, 2018 and 2017, respectively, to the Company's effective income tax rate for the periods indicated follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax expense calculated at the statutory federal income tax rate	21.00%	35.00%	21.00%	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(6.59)%	(7.36)%	(4.92)%	(7.75)%
State income taxes, net of federal tax benefit	6.89%	5.60%	6.91%	5.60%
Other, net	(3.29)%	(1.00)%	(1.62)%	(1.66)%
	18.01%	32.24%	21.37%	31.19%
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $59 million and $64 million at September 30, 2018 and December 31, 2017, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $17 million and $26 million at September 30, 2018 and December 31, 2017, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at September 30, 2018 was approximately $72 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the three and nine months ended September 30, 2018 and 2017.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three and nine months ended September 30, 2018 and 2017 was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at September 30, 2018.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2018
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.32%	3-Month Libor	4.4	$2,596,000	Other assets / Other liabilities	$6,763	$—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.96%	Indexed to 1-month Libor	5.9	1,051,884	Other assets / Other liabilities	26,933	(3,686)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.96%	5.9	1,051,884	Other assets / Other liabilities	4,211	(34,581)
Interest rate caps purchased, indexed to 1-month Libor			3.27%	1.1	124,915	Other assets	53	—
Interest rate caps sold, indexed to 1-month Libor		3.27%		1.1	124,915	Other liabilities	—	(53)
					$4,949,598		$37,960	$(38,320)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

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
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$1,050	$(2,001)	$839	$(7,463)	Interest expense on borrowings
During the three and nine months ended September 30, 2018 and 2017, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2018, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $10.1 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2018
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$33,749	$—	$33,749	$(3,432)	$(30,306)	$11
Derivative liabilities	(3,686)	—	(3,686)	3,432	169	(85)
	$30,063	$—	$30,063	$—	$(30,137)	$(74)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

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
At September 30, 2018, the Company had pledged financial collateral of $32 million as collateral for initial margin requirements on centrally cleared derivatives and interest rate swaps in a liability position that are not centrally cleared. Financial collateral of $31 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(24,690)	$6,543	$(18,147)	$14,144	$(5,587)	$8,557
Amounts reclassified to gain on investment securities available for sale, net	(520)	138	(382)	(26,931)	10,638	(16,293)
Net change in unrealized gains on investment securities available for sale	(25,210)	6,681	(18,529)	(12,787)	5,051	(7,736)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	14,335	(3,799)	10,536	(281)	111	(170)
Amounts reclassified to interest expense on borrowings	(1,050)	278	(772)	2,001	(791)	1,210
Net change in unrealized losses on derivative instruments	13,285	(3,521)	9,764	1,720	(680)	1,040
Other comprehensive loss	$(11,925)	$3,160	$(8,765)	$(11,067)	$4,371	$(6,696)

	Nine Months Ended September 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(79,697)	$21,120	$(58,577)	$54,258	$(21,432)	$32,826
Amounts reclassified to gain on investment securities available for sale, net	(4,047)	1,073	(2,974)	(29,194)	11,532	(17,662)
Net change in unrealized gains on investment securities available for sale	(83,744)	22,193	(61,551)	25,064	(9,900)	15,164
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	54,660	(14,485)	40,175	(13,780)	5,443	(8,337)
Amounts reclassified to interest expense on borrowings	(839)	222	(617)	7,463	(2,948)	4,515
Net change in unrealized losses on derivative instruments	53,821	(14,263)	39,558	(6,317)	2,495	(3,822)
Other comprehensive income (loss)	$(29,923)	$7,930	$(21,993)	$18,747	$(7,405)	$11,342

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(61,551)	39,558	(21,993)
Balance at September 30, 2018	$4,170	$37,725	$41,895

Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	15,164	(3,822)	11,342
Balance at September 30, 2017	$62,221	$(9,632)	$52,589

In January 2018, the Company's Board of Directors authorized a now completed share repurchase program under which the Company repurchased 3.8 million shares of common stock for an aggregate purchase price of $150.0 million.
In October 2018 the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2017	1,108,477	$36.06
Granted	666,277	40.32
Vested	(529,469)	34.64
Canceled or forfeited	(72,465)	38.77
Unvested share awards outstanding, September 30, 2018	1,172,820	$38.95

Unvested share awards outstanding, December 31, 2016	1,120,700	$31.46
Granted	618,306	40.25
Vested	(550,382)	31.67
Canceled or forfeited	(77,324)	34.40
Unvested share awards outstanding, September 30, 2017	1,111,300	$36.04

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

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

	Nine Months Ended September 30,
	2018	2017
Range of the closing price on date of grant	$39.04 - $42.80	$33.21 - $40.84
Aggregate grant date fair value of shares vesting	$18,341	$17,429
The total unrecognized compensation cost of $30.2 million for all unvested share awards outstanding at September 30, 2018 will be recognized over a weighted average remaining period of 1.95 years.
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
The Company has cash settled all tranches of RSUs that have vested to date. As a result, all RSUs and PSUs have been determined to be liability instruments and are remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards follows for the periods indicated:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2017	91,168	105,721
Granted	52,026	52,026
Unvested executive share-based awards outstanding, September 30, 2018	143,194	157,747

Unvested executive share-based awards outstanding, December 31, 2016	78,561	57,873
Granted	47,848	47,848
Unvested executive share-based awards outstanding, September 30, 2017	126,409	105,721
The total liability for the share units was $5.7 million at September 30, 2018. The total unrecognized compensation cost of $5.2 million for these share units at September 30, 2018 will be recognized over a weighted average remaining period of 1.82 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

liability instruments, with compensation cost recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant. The total liability for incentive share awards was $1.1 million at September 30, 2018. The total unrecognized compensation cost of $4.8 million for incentive share awards at September 30, 2018 will be recognized over a weighted average remaining period of 3.25 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 666,277 unvested share awards granted during the nine months ended September 30, 2018, as discussed above, included 90,642 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2017.
Option Awards
A summary of activity related to stock option awards for the nine months ended September 30, 2018 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2017	1,270,688	$26.93
Exercised	(291,689)	26.49
Option awards outstanding and exercisable, September 30, 2018	978,999	$27.07

Option awards outstanding, December 31, 2016	3,602,076	$26.74
Exercised	(2,304,108)	26.70
Option awards outstanding and exercisable, September 30, 2017	1,297,968	$26.81
The intrinsic value of options exercised was $4.6 million and $25.3 million, respectively, during the nine months ended September 30, 2018 and 2017. The related tax benefit of options exercised was $1.1 million and $3.8 million, respectively, during the nine months ended September 30, 2018 and 2017.
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
September 30, 2018

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$34,846	$—	$—	$34,846
U.S. Government agency and sponsored enterprise residential MBS	—	1,929,830	—	1,929,830
U.S. Government agency and sponsored enterprise commercial MBS	—	239,130	—	239,130
Private label residential MBS and CMOs	—	971,138	37,402	1,008,540
Private label commercial MBS	—	1,167,873	—	1,167,873
Single family rental real estate-backed securities	—	520,120	—	520,120
Collateralized loan obligations	—	1,187,327	—	1,187,327
Non-mortgage asset-backed securities	—	207,158	—	207,158
State and municipal obligations	—	422,775	—	422,775
SBA securities	—	431,780	—	431,780
Other debt securities	—	—	5,664	5,664
Marketable equity securities	62,360	—	—	62,360
Servicing rights	—	—	37,613	37,613
Derivative assets	—	37,960	—	37,960
Total assets at fair value	$97,206	$7,115,091	$80,679	$7,292,976
Derivative liabilities	$—	$38,320	$—	$38,320
Total liabilities at fair value	$—	$38,320	$—	$38,320

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

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
The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended September 30,
	2018			2017
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$40,564	$5,581	$35,915	$108,790	$4,923	$29,128
Gains (losses) for the period included in:
Net income	—	—	(2,390)	24,146	—	(1,330)
Other comprehensive income	(1,043)	75	—	(24,668)	101	—
Discount accretion	701	19	—	2,332	59	—
Purchases or additions	—	—	4,088	—	—	2,338
Sales	—	—	—	(40,732)	—	—
Settlements	(2,820)	(11)	—	(9,071)	(59)	—
Balance at end of period	$37,402	$5,664	$37,613	$60,797	$5,024	$30,136
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(1,043)	$75		$(522)	$101

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

	Nine Months Ended September 30,
	2018			2017
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$52,214	$5,329	$30,737	$120,610	$4,572	$27,159
Gains (losses) for the period included in:
Net income	1,319	—	(4,011)	24,146	—	(4,273)
Other comprehensive income	(4,504)	362	—	(25,651)	469	—
Discount accretion	2,286	232	—	5,208	248	—
Purchases or additions	—	—	10,887	—	—	7,250
Sales	(5,120)	—	—	(40,732)	—	—
Settlements	(8,793)	(259)	—	(22,784)	(265)	—
Balance at end of period	$37,402	$5,664	$37,613	$60,797	$5,024	$30,136
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(3,035)	$362		$(14,251)	$469
Gains on private label residential MBS recognized in net income during the three and nine months ended September 30, 2018 and 2017 are included in the consolidated statement of income line item "Gain on investment securities, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized gains (losses) included in earnings for the nine months ended September 30, 2018 and 2017 that were related to servicing rights held at September 30, 2018 and 2017 totaled approximately $0.4 million and $(0.8) million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2018 consisted of pooled trust preferred securities with a fair value of $6 million and private label residential MBS and CMOs with a fair value of $37 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at September 30, 2018 were 18.1% and 11.3% for investment grade and non-investment grade securities, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of September 30, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2018
Investment grade	$22,805	Discounted cash flow	Voluntary prepayment rate	10.40% - 25.50% (18.33%)
			Probability of default	0.00% - 6.75% (1.67%)
			Loss severity	15.00% - 100.00% (28.36%)
			Discount rate	0.47% - 8.81% (4.57%)

Non-investment grade	$14,597	Discounted cash flow	Voluntary prepayment rate	1.20% - 25.00% (17.37%)
			Probability of default	0.00% - 5.85% (2.91%)
			Loss severity	15.00% - 80.00% (33.67%)
			Discount rate	1.29% - 10.99% (6.19%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of September 30, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	September 30, 2018
Residential MSRs	$27,852	Discounted cash flow	Prepayment rate	3.76% - 21.83% (10.44%)
			Discount rate	10.25% - 10.32% (10.26%)

Commercial servicing rights	$9,761	Discounted cash flow	Prepayment rate	0.83% - 15.61% (11.40%)
			Discount rate	3.05% - 22.69% (14.38%)
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
September 30, 2018

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
The valuation of New York City taxi medallions collateralizing loans is based primarily on recent transfer prices published by the NYTLC or obtained from other external sources. Taxi medallions in municipalities other than New York City are generally valued based on published information about recent transfer prices; the valuation of these assets did not have a material impact on the Company's consolidated financial statements for any period presented as the taxi medallion portfolio is heavily concentrated in New York City.
Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are classified within levels 2 and 3 of the fair value hierarchy.
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	September 30, 2018				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
OREO and repossessed assets	$—	$1,300	$651	$1,951	$(646)	$(2,447)
Impaired loans	$—	$61,029	$22,436	$83,465	$(1,552)	$(14,510)

	September 30, 2017				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
OREO and repossessed assets	$—	$—	$5,520	$5,520	$(515)	$(1,534)
Impaired loans	$—	$—	$107,173	$107,173	$(35,106)	$(58,073)
Included in the tables above are impaired taxi medallion loans with carrying values of $61.0 million and $90.1 million at September 30, 2018 and 2017, respectively, the majority of which were in New York City. Losses of $11.7 million and $54.3 million were recognized on impaired taxi medallion loans during the nine months ended September 30, 2018 and 2017, respectively. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $1.3 million and $2.5 million at September 30, 2018 and 2017, respectively. Losses of $0.2 million, $0.6 million, $0.6 million and $1.0 million were recognized on repossessed taxi medallions during the three and nine months ended September 30, 2018 and 2017, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$279,799	$279,799	$194,582	$194,582
Investment securities	1/2/3	7,227,403	7,227,403	6,690,832	6,690,832
Non-marketable equity securities	2	273,427	273,427	265,989	265,989
Loans held for sale	2	37,179	40,581	34,097	37,847
Loans:
Covered	3	359,753	627,924	502,860	922,888
Non-covered	3	21,434,678	21,407,477	20,768,849	20,759,567
FDIC indemnification asset	3	152,517	68,500	295,635	148,356
Derivative assets	2	37,960	37,960	27,627	27,627
Liabilities:
Demand, savings and money market deposits	2	$15,589,497	$15,589,497	$15,543,637	$15,543,637
Time deposits	2	6,715,793	6,701,219	6,334,842	6,324,010
Federal funds purchased	2	175,000	175,000	—	—
FHLB advances	2	4,946,000	4,948,464	4,771,000	4,774,160
Notes and other borrowings	2	402,780	414,915	402,830	435,361
Derivative liabilities	2	38,320	38,320	25,373	25,373
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

Total lending related commitments outstanding at September 30, 2018 were as follows (in thousands):

Commitments to fund loans	$577,539
Commitments to purchase loans	398,745
Unfunded commitments under lines of credit	2,855,444
Commercial and standby letters of credit	88,626
$3,920,354
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
Note 12     Subsequent Events
Covered Loan Sale
On October 31, 2018 the Bank received consent (the "consent") from the FDIC, pursuant to the terms of the Single Family Shared-Loss Agreement, to execute a portfolio sale of certain Covered loans and OREO. The UPB, as of September 30, 2018, of loans encompassed by the consent totaled approximately $263 million. The Bank intends to sell these loans in the fourth quarter of 2018. Pursuant to the terms of the consent, this sale will be the final portfolio sale conducted under the terms of the Single Family Shared-Loss Agreement. Covered loans with UPB totaling approximately $421 million as of September 30, 2018, are expected to be retained by the Bank. The Single Family Shared-Loss Agreement is expected to terminate on May 21, 2019.
At September 30, 2018, the Company's estimates of expected cash flows from ACI residential loans and from the FDIC under the Single Family Shared-Loss Agreement underlying the reported balances of accretable yield and future estimated amortization of the FDIC indemnification asset were predicated on the assumption that a final sale of all of the remaining Covered loans would occur in the second quarter of 2019. The acceleration of the expected timing of the sale of a portion of these loans, and expected retention of a portion of the loans beyond the second quarter of 2019 will result in increased amortization of the FDIC indemnification asset in the fourth quarter of 2018. Following the portfolio sale, we expect the balance of the FDIC indemnification asset to be amortized to zero or near zero in the fourth quarter of 2018, as expectations of losses eligible for indemnification with respect to the retained loans prior to termination of the Single Family Shared-Loss Agreement are insignificant. Additionally, the balance of the accretable yield related to the loans retained is expected to increase, in part due to expected collection of additional contractual interest, and that accretion is expected to occur over a longer period of time reflective of the expected lives of the retained loans.
Based on our most recent estimates of expected cash flows from the Covered loans, both those expected to be sold in the fourth quarter of 2018 and those expected to be retained, and expected cash flows from the FDIC under the terms of the Single Family Shared-Loss Agreement related to the expected fourth quarter portfolio sale, we estimate accretion related to Covered loans to total approximately $114 million and amortization of the FDIC indemnification asset to total approximately $117 million in the fourth quarter of 2018. Estimated accretion related to the retained loans to be recognized after the fourth quarter of 2018, over the expected lives of those loans, is approximately $302 million. These estimates are based on several assumptions, including but not limited to the estimated price to be received for loans included in the fourth quarter portfolio sale, as well as estimated future prepayment speeds, default rates and loss severity related to the loans retained. As a result, actual results may differ materially from these estimates.
Hurricane Michael
In October, 2018, Hurricane Michael made landfall in the Florida panhandle as a category 4 hurricane, impacting some areas of Florida and the southeastern United States with significant wind damage, flooding and power outages. While the Company does not have physical operations in areas significantly impacted by the storm, some of the Company's borrowers may have been impacted.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2018

The Company is in the process of evaluating the potential impact of the hurricane on the value of collateral underlying our loans and the ability of borrowers to repay their obligations to the Bank.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2018 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K”).
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
Quarterly highlights include:

•
Net income for the three months ended September 30, 2018 was $97.3 million, or $0.90 per diluted share, compared to $67.8 million, or $0.62 per diluted share, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net income was $272.5 million, or $2.49 per diluted share, compared to $196.5 million, or $1.79 per diluted share, for the nine months ended September 30, 2017. Earnings for the nine months ended September 30, 2018 generated an annualized return on average stockholders' equity of 11.80% and an annualized return on average assets of 1.19%.

•
Net interest income increased by $10.7 million to $252.0 million for the quarter ended September 30, 2018 from $241.3 million for the quarter ended September 30, 2017. Interest income increased by $48.3 million, driven by increases in the average balances of loans and investment securities outstanding as well as increases in yields on interest earning assets. Interest expense increased by $37.6 million, driven primarily by increases in average interest bearing deposits and an increase in the cost of interest bearing liabilities. For the nine months ended September 30, 2018, net interest income increased by $43.6 million to $755.0 million from $711.4 million for the nine months ended September 30, 2017.

•
The net interest margin, calculated on a tax-equivalent basis, was 3.51% for the quarter ended September 30, 2018 compared to 3.62% for the quarter ended September 30, 2017. Significant factors contributing to the decline in the net interest margin from the comparable quarter of the prior year were (i) an increase in the cost of interest bearing liabilities; (ii) the impact on tax equivalent yields of the reduction in the statutory federal income tax rate; and (iii) although yields on all categories of interest earning assets increased, non-covered loans and investment securities were added to the balance sheet at yields lower than the existing yield on earning assets, which is impacted by the yield on covered loans.

•
Non-covered loans and leases, including equipment under operating lease, grew by $211 million during the quarter ended September 30, 2018. For the nine months ended September 30, 2018, non-covered loans and leases grew by $708 million.

•
For the quarter ended September 30, 2018, total deposits increased by $127 million, of which $98 million was non-interest bearing demand deposits. Total deposits increased by $427 million for the nine months ended September 30, 2018, of which $343 million was non-interest bearing demand deposits.

•
The Company’s capital ratios exceeded all regulatory “well capitalized” guidelines, with a Tier 1 leverage ratio of 9.5%, CET1 and Tier 1 risk-based capital ratios of 13.2% and a Total risk-based capital ratio of 13.8% at September 30, 2018.

•	Book value per common share grew to $29.63 at September 30, 2018 from $28.32 at December 31, 2017 while tangible book value per common share increased to $28.88 from $27.59 over the same period.

•
During the quarter ended September 30, 2018, the Company completed the $150 million share repurchase program authorized by its Board of Directors in the first quarter of 2018, repurchasing 2.4 million shares for an aggregate purchase price of $96 million. During the nine months ended September 30, 2018, the Company repurchased approximately 3.8 million shares of its common stock for an aggregate purchase price of $150.0 million.

•
On October 23, 2018 the Board of Directors of the Company authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.

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

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21.0% during the three and nine months ended September 30, 2018 and 35.0% during the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$21,311,706	$216,746	4.05%	$19,710,115	$187,928	3.79%
Covered loans	408,182	81,302	79.67%	518,026	73,452	56.70%
Total loans	21,719,888	298,048	5.47%	20,228,141	261,380	5.15%
Investment securities (3)	7,118,626	60,677	3.41%	7,002,615	55,046	3.14%
Other interest earning assets	507,318	4,855	3.80%	545,224	3,777	2.75%
Total interest earning assets	29,345,832	363,580	4.94%	27,775,980	320,203	4.60%
Allowance for loan and lease losses	(137,784)			(160,231)
Non-interest earning assets	1,859,619			1,699,912
Total assets	$31,067,667			$29,315,661
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,592,908	4,550	1.13%	$1,590,206	3,415	0.85%
Savings and money market deposits	10,483,248	38,520	1.46%	9,968,512	21,964	0.87%
Time deposits	6,728,915	32,187	1.90%	6,290,056	20,540	1.30%
Total interest bearing deposits	18,805,071	75,257	1.59%	17,848,774	45,919	1.02%
Federal funds purchased	89,218	445	2.00%	—	—	—%
FHLB advances	4,772,902	24,743	2.06%	4,924,325	16,946	1.37%
Notes and other borrowings	402,782	5,304	5.27%	402,828	5,314	5.28%
Total interest bearing liabilities	24,069,973	105,749	1.74%	23,175,927	68,179	1.17%
Non-interest bearing demand deposits	3,369,393			3,036,046
Other non-interest bearing liabilities	520,118			468,735
Total liabilities	27,959,484			26,680,708
Stockholders' equity	3,108,183			2,634,953
Total liabilities and stockholders' equity	$31,067,667			$29,315,661
Net interest income		$257,831			$252,024
Interest rate spread			3.20%			3.43%
Net interest margin			3.51%			3.62%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $4.5 million and $7.6 million, and the tax-equivalent adjustment for tax-exempt investment securities was $1.4 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest (1)	Yield/ Rate (1)(2)	Average Balance	Interest (1)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$21,073,130	$622,039	3.94%	$19,169,479	$535,926	3.73%
Covered loans	460,485	246,811	71.46%	560,934	225,194	53.54%
Total loans	21,533,615	868,850	5.39%	19,730,413	761,120	5.15%
Investment securities (3)	6,932,504	169,645	3.26%	6,569,553	151,337	3.07%
Other interest earning assets	503,378	13,145	3.49%	557,623	10,606	2.54%
Total interest earning assets	28,969,497	1,051,640	4.85%	26,857,589	923,063	4.59%
Allowance for loan and lease losses	(141,047)			(157,015)
Non-interest earning assets	1,905,278			1,754,499
Total assets	$30,733,728			$28,455,073
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,604,666	12,902	1.07%	$1,564,229	8,913	0.76%
Savings and money market deposits	10,610,889	100,891	1.27%	9,557,907	55,741	0.78%
Time deposits	6,507,726	83,123	1.71%	5,988,433	55,507	1.24%
Total interest bearing deposits	18,723,281	196,916	1.41%	17,110,569	120,161	0.94%
Federal funds purchased	30,066	445	1.97%	—	—	—%
FHLB advances	4,665,799	66,028	1.89%	4,889,578	44,262	1.21%
Notes and other borrowings	402,809	15,919	5.27%	402,821	15,947	5.28%
Total interest bearing liabilities	23,821,955	279,308	1.57%	22,402,968	180,370	1.08%
Non-interest bearing demand deposits	3,327,521			3,034,682
Other non-interest bearing liabilities	498,368			443,430
Total liabilities	27,647,844			25,881,080
Stockholders' equity	3,085,884			2,573,993
Total liabilities and stockholders' equity	$30,733,728			$28,455,073
Net interest income		$772,332			$742,693
Interest rate spread			3.28%			3.51%
Net interest margin			3.56%			3.69%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $13.0 million and $21.5 million, and the tax-equivalent adjustment for tax-exempt investment securities was $4.2 million and $9.7 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
The TCJA was signed into law on December 22, 2017, reducing the statutory corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Tax-equivalent yields on non-covered loans and investment securities and the net interest margin were each negatively impacted by approximately 0.08% for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017 as a result of the reduction in the statutory federal income tax rate. For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, the tax rate change negatively impacted the tax-equivalent yields on non-covered loans and investment securities by approximately 0.09% and the net interest margin by approximately 0.08%.
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Net interest income, calculated on a tax-equivalent basis, was $257.8 million for the three months ended September 30, 2018 compared to $252.0 million for the three months ended September 30, 2017, an increase of $5.8 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $43.4 million, offset by an increase in interest expense of $37.6 million.
The increase in tax-equivalent interest income was comprised primarily of a $36.7 million increase in interest income from loans and a $5.6 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $1.5 billion increase in the average balance and a 0.32% increase in the tax-equivalent yield to 5.47% for the three months ended September 30, 2018 from 5.15% for the three months ended September 30, 2017. Offsetting factors contributing to the increase in the yield on loans included:

•
The tax-equivalent yield on non-covered loans increased to 4.05% for the three months ended September 30, 2018 from 3.79% for the three months ended September 30, 2017. The most significant factor contributing to the increased yield on non-covered loans was an increase in benchmark interest rates, partially offset by the impact of the decline in the statutory federal income tax rate.

•
Interest income on covered loans totaled $81.3 million and $73.5 million for the three months ended September 30, 2018 and 2017, respectively. The yield on those loans increased to 79.67% for the three months ended September 30, 2018 from 56.70% for the three months ended September 30, 2017, reflecting continued improvements in expected cash flows for ACI loans. The increase in yield offset the impact of the decline in the average balance of covered loans outstanding.

•
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was partially offset by the continued increase in lower-yielding non-covered loans as a percentage of the portfolio. Non-covered loans represented 98.1% of the average balance of loans outstanding for the three months ended September 30, 2018 compared to 97.4% for the three months ended September 30, 2017.

•
The reduction of the statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018, negatively impacted tax-equivalent yields on non-covered loans by approximately 0.08% for the three months ended September 30, 2018, as discussed above.

The average balance of investment securities increased by $116 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, while the tax-equivalent yield increased to 3.41% from 3.14%. The increase in tax-equivalent yield primarily reflects changes in portfolio composition to securities with higher tax-equivalent yields and resetting of coupon rates on floating-rate securities, partially offset by the reduction of the statutory corporate federal income tax rate discussed above.
The components of the increase in interest expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 were a $29.3 million increase in interest expense on deposits and a $7.8 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $1.0 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.57% to 1.59% for the three months ended September 30, 2018 from 1.02% for the three months ended September 30, 2017. These cost increases were generally driven by the growth of deposits in competitive markets and a rising short-term interest rate environment.
The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.69% to 2.06% for the three months ended September 30, 2018 from 1.37% for the three months ended September 30, 2017. The increased cost was driven by increased market rates and an extension of duration of FHLB advances.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended September 30, 2018 was 3.51% as compared to 3.62% for the three months ended September 30, 2017. The interest rate spread decreased to 3.20% for the three months ended September 30, 2018 from 3.43% for the three months ended September 30, 2017. The declines in net interest margin and interest rate spread resulted primarily from the cost of interest-bearing liabilities increasing by more than the yield on interest earning assets, resulting from the factors discussed above. Future trends in the net interest margin will be impacted by changes in market interest rates, including changes in the shape of the yield curve, by the mix of interest earning assets, including the decline in covered loans as a percentage of total loans, by changes in the proportion of total funding represented by non-interest bearing deposits and by the Company's ability to manage the cost of funds while growing deposits in competitive markets.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Net interest income, calculated on a tax-equivalent basis, was $772.3 million for the nine months ended September 30, 2018 compared to $742.7 million for the nine months ended September 30, 2017, an increase of $29.6 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $128.6 million, offset by an increase in interest expense of $98.9 million.
The increase in tax-equivalent interest income was comprised primarily of a $107.7 million increase in interest income from loans and an $18.3 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $1.8 billion increase in the average balance and a 0.24% increase in the tax-equivalent yield to 5.39% for the nine months ended September 30, 2018 from 5.15% for the nine months ended September 30, 2017.
The average balance of investment securities increased by $363 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017, while the tax-equivalent yield increased to 3.26% from 3.07%.
The components of the increase in interest expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 were a $76.8 million increase in interest expense on deposits and a $21.8 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $1.6 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.47% to 1.41% for the nine months ended September 30, 2018 from 0.94% for the nine months ended September 30, 2017. The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.68% to 1.89% for the nine months ended September 30, 2018 from 1.21% for the nine months ended September 30, 2017.
Factors contributing to the changes in yields and costs for the nine month periods were consistent with those for the three month periods discussed above.
The net interest margin, calculated on a tax-equivalent basis, for the nine months ended September 30, 2018 was 3.56% as compared to 3.69% for the nine months ended September 30, 2017. The interest rate spread decreased to 3.28% for the nine months ended September 30, 2018 from 3.51% for the nine months ended September 30, 2017. The declines in net interest margin and interest rate spread resulted primarily from the factors discussed above.
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
For the quarters ended September 30, 2018 and 2017, the Company recorded provisions for loan losses of $1.2 million and $37.9 million, respectively, substantially all of which related to non-covered loans. For the nine months ended September 30, 2018 and 2017, the Company recorded provisions for loan losses of $13.3 million and $63.6 million, respectively, substantially all of which related to non-covered loans. The Company recorded net recoveries of $1.8 million and a provision of $32.7 million related to taxi medallion loans for the quarters ended September 30, 2018 and September 30, 2017, respectively. For the nine months ended September 30, 2018 and 2017, the provision related to taxi medallion loans totaled $12.2 million and $49.6 million, respectively. Additionally, during the quarter ended September 30, 2017, the Company recorded a provision of $5 million related to the impact of hurricanes. Other offsetting factors impacting the amount of the provision for loan losses related to non-covered loans for the quarter and nine months ended September 30, 2018 as compared to the quarter and nine months ended September 30, 2017 were (i) lower loan growth in 2018; (ii) a net decrease in the provision related to certain quantitative and qualitative loss factors; and (iii) an increase in the provision related to specific reserves for loans other than taxi medallion loans.
The provision for loan losses related to covered loans was not material for any period presented.

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from resolution of covered assets, net	$3,134	$6,400	$10,689	$22,066
Gain (loss) on sale of covered loans, net	5,037	—	4,739	(1,582)
Net gain (loss) on FDIC indemnification	3,090	(4,838)	(1,925)	(14,174)
Other	330	237	917	957
Non-interest income related to the covered assets	11,591	1,799	14,420	7,267
Deposit service charges and fees	3,677	3,251	10,674	9,706
Gain on sale of non-covered loans, net	3,654	2,447	8,221	8,183
Gain on investment securities, net	432	26,931	2,938	29,194
Lease financing	14,091	13,287	45,685	40,067
Other service charges and fees	2,102	1,687	6,272	5,848
Other non-interest income	3,188	3,924	10,484	11,098
	$38,735	$53,326	$98,694	$111,363
Refer to the section titled "Impact of the Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for further information about non-interest income related to the covered assets.
Increases in deposit service charges and fees for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 corresponded to the growth in deposits.
The most significant component of gain on sale of non-covered loans, net for the three and nine months ended September 30, 2018 and 2017 was gains on sales of the guaranteed portions of SBA loans by SBF.
Gain on investment securities, net for the three and nine months ended September 30, 2018 reflected net realized gains of $0.5 million and $4.0 million, respectively, from the sale of investment securities available for sale, offset by the net unrealized loss on equity securities of $0.1 million and $1.1 million, respectively, which are reported in earnings subsequent to the adoption of ASU 2016-01 effective January 1, 2018. Decreases in gain on investment securities, net for the quarter and nine months ended September 30, 2018 as compared to the quarter and nine months ended September 30, 2017 resulted primarily from gains recognized in the quarter ended September 30, 2017 from the sale of certain securities formerly covered under the Commercial Shared-Loss Agreement and originally acquired at significant discounts in the FSB Acquisition.
Period over period increases in income from lease financing are primarily attributed to gains on the sale of equipment under operating lease of $4.4 million during the nine months ended September 30, 2018.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee compensation and benefits	$65,612	$58,327	$198,185	$178,386
Occupancy and equipment	18,887	18,829	56,704	56,689
Amortization of FDIC indemnification asset	48,255	45,225	132,852	135,351
Deposit insurance expense	5,375	5,764	14,810	16,827
Professional fees	5,240	2,748	10,772	12,573
Telecommunications and data processing	4,187	3,452	11,772	10,481
Depreciation of equipment under operating lease	9,870	8,905	28,662	25,655
Other non-interest expense	13,372	13,455	40,105	37,735
	$170,798	$156,705	$493,862	$473,697
Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.6% for both the three and nine months ended September 30, 2018, respectively and 1.5% and 1.6% for the three and nine months ended September 30, 2017, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the three and nine months ended September 30, 2018 increased by $7.3 million and $19.8 million compared to the three and nine months ended September 30, 2017. The increases in 2018 primarily reflected an increase in the number of employees and compensation increases.
Amortization of FDIC indemnification asset
See the section titled "Impact of Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for more information about amortization of the FDIC indemnification asset.
Professional Fees
The increase in professional fees for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017 related primarily to fees incurred related to the implementation of CECL and certain technology projects.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities and deposit generation, OREO and foreclosure related expenses, regulatory examination assessments, travel and general office expense.
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

•
The Single Family Shared-Loss Agreement affords the Company significant protection against credit losses related to covered assets. The impact of any provision for loan losses related to the covered loans, losses related to covered OREO and expenses related to resolution of covered assets is significantly mitigated by loss sharing with the FDIC;

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

The following table summarizes the net impact on pre-tax earnings of transactions in the covered assets for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income on covered loans	$81,302	$73,452	$246,811	$225,194
Amortization of FDIC indemnification asset	(48,255)	(45,225)	(132,852)	(135,351)
	33,047	28,227	113,959	89,843
Income from resolution of covered assets, net	3,134	6,400	10,689	22,066
Gain (loss) on sale of covered loans, net	5,037	—	4,739	(1,582)
Net gain (loss) on FDIC indemnification	3,090	(4,838)	(1,925)	(14,174)
Other, net	(167)	(520)	(215)	1,171
	11,094	1,042	13,288	7,481
Net impact on pre-tax earnings of transactions in the covered assets	$44,141	$29,269	$127,247	$97,324

Combined yield on covered loans and indemnification asset (1)	22.58%	12.66%	21.88%	11.37%

(1)
The combined yield on the covered loans and the FDIC indemnification asset presented above is calculated as the interest income on the covered loans, net of the amortization of the FDIC indemnification asset, divided by the average combined balance of the covered loans and FDIC indemnification asset.

The table above does not reflect any allocation of employee compensation or other general operating expenses that may be associated with holding and maintaining the covered assets or insuring compliance with the terms of the Shared-Loss Agreements.
Interest income on covered loans and amortization of the FDIC indemnification asset
The yield on covered loans increased to 79.67% for the three months ended September 30, 2018 from 56.70% for the three months ended September 30, 2017, and 71.46% for the nine months ended September 30, 2018 from 53.54% for the nine months ended September 30, 2017. See "Net Interest Income" above for further discussion of trends in interest income and yields on the covered loan portfolio.

The FDIC indemnification asset was initially recorded at its estimated fair value at the date of the FSB Acquisition, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have improved, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows from the FDIC is recognized prospectively, consistent with the recognition of the estimated increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash payments from the FDIC. For the three and nine months ended September 30, 2018, the average rate at which the FDIC indemnification asset was amortized was 103.87% and 76.73%, respectively, compared to 46.62% and 41.19%, respectively, during the comparable periods in 2017. These increases correspond to increases in the yield on covered loans. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset. Although the amortization rate increased, total amortization expense declined for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the reduction in the average balance of the indemnification asset. See Note 5 to the consolidated financial statements for a rollforward of the FDIC indemnification asset for the nine months ended September 30, 2018 and the year ended December 31, 2017.
The following table presents the carrying value of the FDIC indemnification asset, expected future amortization of the asset, and the estimated future cash flows from the FDIC at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
FDIC indemnification asset	$152,517	$295,635
Less expected amortization	(81,954)	(140,830)
Amount expected to be collected from the FDIC	$70,563	$154,805
The amounts of expected amortization and amounts expected to be collected from the FDIC in the table above were based on estimates of expected future cash flows from the covered loans and the FDIC as of September 30, 2018; they were predicated on an assumption that substantially all of the then remaining covered assets would be sold in the second quarter of 2019, consistent with the expected termination date of the Single Family Shared-Loss Agreement. Based on these same assumptions with respect to expected cash flows, the amount of accretable yield related to covered residential loans at September 30, 2018 was $279 million.
On October 31, 2018 the Bank received consent from the FDIC, pursuant to the terms of the Single Family Shared-Loss Agreement, to execute a portfolio sale of certain Covered loans and OREO. The Bank intends to sell these loans and OREO in the fourth quarter of 2018. The UPB, as of September 30, 2018, of loans encompassed by the consent totaled $263 million. Pursuant to the terms of the consent, this sale will be the final portfolio sale conducted under the terms of the Single Family Shared-Loss Agreement. Covered loans with UPB totaling $421 million as of September 30, 2018, are expected to be retained by the Bank. The Single Family Shared-Loss Agreement is expected to terminate on May 21, 2019. The loans expected to be retained have a weighted average LTV of 47%, a weighted average FICO of 754 and a weighted average coupon of 5.2%; 86% of the loans are variable rate.
The acceleration of the expected timing of the sale of a portion of these loans, and expected retention of a portion of the loans beyond the second quarter of 2019 will result in increased amortization of the FDIC indemnification asset in the fourth quarter of 2018. Following the portfolio sale, we expect the balance of the FDIC indemnification asset to be amortized to zero or near zero in the fourth quarter of 2018, as expectations of losses eligible for indemnification with respect to the retained loans prior to termination of the Single Family Shared-Loss Agreement are insignificant. Additionally, the balance of the accretable yield related to the loans retained is expected to increase, in part due to expected collection of additional contractual interest, and that accretion is expected to occur over a longer period of time reflective of the expected lives of the retained loans. The yield on these loans is expected to decline from current levels as cash flows from the loans will be collected over a longer period of time.

The table below presents our updated estimates of future accretion on covered loans, including those expected to be included in the portfolio sale in the fourth quarter of 2018 and those to be retained, and estimated future amortization of the FDIC indemnification asset(in thousands):

	Expected To Be Recognized In The Fourth Quarter Of 2018	Expected To Be Recognized After The Fourth Quarter Of 2018
Estimated accretion	$114,179	$301,716
Estimated amortization of the FDIC indemnification asset	(116,844)	—
Net estimated cumulative impact on future pre-tax earnings	$(2,665)	$301,716

Net estimated cumulative impact on future after-tax earnings (assuming 26.5% marginal tax rate)	$(1,959)	$221,761
Future accretion on loans to be retained will be recognized over the expected lives of those loans. The estimates above are based on several assumptions, including but not limited to the estimated price to be received for loans included in the fourth quarter portfolio sale, as well as estimated future prepayment speeds, default rates and loss severity related to the loans retained. As a result, actual results may differ materially from these estimates.
Non-interest income related to the covered assets
The most significant components of non-interest income related to the covered assets are income from resolution of covered assets, gain (loss) on sale of covered loans and the related gain or loss on indemnification asset.
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
For the nine months ended September 30, 2018 and 2017, the substantial majority of Income from resolution of covered assets, net, resulted from payments in full. Decreases in Income from resolution of covered assets, net, reflected decreases in both the number of resolutions and the average income per resolution.
The following table summarizes the loss recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the periods indicated (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018	2017
Net gain (loss) on sale of covered loans	$5,037	$4,739	$(1,582)
Net gain on FDIC indemnification	5,449	5,692	1,266
Net impact on pre-tax earnings	$10,486	$10,431	$(316)
The Bank did not sell covered residential loans during the three months ended September 30, 2017.
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

We do not expect non-interest income related to the covered assets to be material in periods after December 31, 2018.
Income Taxes
The effective income tax rate was 18.0% and 21.4% for the quarter and nine months ended September 30, 2018, compared to 32.2% and 31.2% for the quarter and nine months ended September 30, 2017. These declines in the effective income tax rate were primarily attributable to the reduction of the statutory corporate federal income tax rate from 35% to 21%, effective January 1, 2018. For all periods presented, the effective income tax rate differed from the applicable statutory federal income tax rate due primarily to income not subject to tax, offset by state income taxes.
For more information about income taxes, see Note 6 to the consolidated financial statements.
Analysis of Financial Condition
Average interest-earning assets increased $2.1 billion to $29.0 billion for the nine months ended September 30, 2018 from $26.9 billion for the nine months ended September 30, 2017. This increase was driven by a $1.8 billion increase in the average balance of outstanding loans and a $363 million increase in the average balance of investment securities. The increase in average loans reflected growth of $1.9 billion in average non-covered loans outstanding, partially offset by a $100 million decrease in the average balance of covered loans. A $151 million increase in average non-interest earning assets was primarily attributed to an increase in income taxes receivable related to a discrete income tax benefit recognized during the fourth quarter of 2017, partially offset by a decrease in the average balance of the FDIC indemnification asset.
Average interest bearing liabilities increased $1.4 billion to $23.8 billion for the nine months ended September 30, 2018 from $22.4 billion for the nine months ended September 30, 2017, due to increases of $1.6 billion in average interest bearing deposits, offset by a decrease of $224 million in average FHLB advances. Average non-interest bearing deposits increased by $293 million. We expect growth in average deposits to continue, corresponding to anticipated growth in interest earning assets.
Average stockholders' equity increased by $512 million, due primarily to the retention of earnings, including the discrete income tax benefit recorded during the fourth quarter of 2017, and also reflecting proceeds from the exercise of stock options, offset by the repurchase of common stock.
Investment Securities
The following table shows the amortized cost and fair value of investment securities as of the dates indicated (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$34,874	$34,846	$24,981	$24,953
U.S. Government agency and sponsored enterprise residential MBS	1,916,210	1,929,830	2,043,373	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	240,393	239,130	233,522	234,508
Private label residential MBS and CMOs	1,016,659	1,008,540	613,732	628,247
Private label commercial MBS	1,167,228	1,167,873	1,033,022	1,046,415
Single family rental real estate-backed securities	525,061	520,120	559,741	562,706
Collateralized loan obligations	1,186,639	1,187,327	720,429	723,681
Non-mortgage asset-backed securities	208,674	207,158	119,939	121,747
State and municipal obligations	426,686	422,775	640,511	657,203
SBA securities	425,388	431,780	534,534	550,682
Other debt securities	1,560	5,664	4,090	9,120
Marketable equity securities	62,360	62,360	59,912	63,543
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$7,221,732	$7,227,403	$6,597,786	$6,690,832

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity along with higher tax-equivalent yields at longer durations than the portfolio in general. We have also invested in highly rated structured products, including commercial MBS, residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. The weighted average expected life of the investment portfolio as of September 30, 2018 was 4.7 years and the effective duration was 1.5 years.
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of September 30, 2018, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments of MBS and other pass through securities. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$34,846	2.12%	$—	—%	$—	—%	$—	—%	$34,846	2.12%
U.S. Government agency and sponsored enterprise residential MBS	241,436	3.31%	785,814	3.12%	760,362	3.00%	142,218	2.95%	1,929,830	3.08%
U.S. Government agency and sponsored enterprise commercial MBS	6,130	3.99%	51,603	4.05%	96,159	3.05%	85,238	3.22%	239,130	3.35%
Private label residential MBS and CMOs	225,382	3.72%	589,199	3.65%	162,748	3.61%	31,211	3.71%	1,008,540	3.66%
Private label commercial MBS	109,308	4.16%	784,757	3.89%	272,876	3.32%	932	3.05%	1,167,873	3.78%
Single family rental real estate-backed securities	14,146	2.93%	303,103	3.38%	202,871	3.43%	—	—%	520,120	3.39%
Collateralized loan obligations	22,568	4.17%	672,313	3.95%	492,446	4.08%	—	—%	1,187,327	4.01%
Non-mortgage asset-backed securities	21,994	3.96%	139,987	3.27%	44,343	3.02%	834	2.81%	207,158	3.29%
State and municipal obligations	1,556	1.96%	26,145	2.52%	322,704	3.64%	72,370	4.27%	422,775	3.67%
SBA securities	82,154	3.14%	203,429	3.03%	99,049	2.97%	47,148	2.92%	431,780	3.03%
Other debt securities	—	—%	—	—%	—	—%	5,664	14.70%	5,664	14.70%
	$759,520	3.52%	$3,556,350	3.57%	$2,453,558	3.41%	$385,615	3.37%	7,155,043	3.50%
Marketable equity securities with no scheduled maturity									62,360	7.24%
Total investment securities available for sale and marketable equity securities									$7,217,403	3.53%
The investment securities available for sale portfolio was in a net unrealized gain position of $5.7 million at September 30, 2018 with aggregate fair value equal to 100.1% of amortized cost. Net unrealized gains included $53.2 million of gross unrealized gains and $47.5 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at September 30, 2018 had an aggregate fair value of $3.0 billion. At September 30, 2018, 99.4% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $40 million were rated below investment grade or not rated at September 30, 2018, substantially all of which were acquired in the FSB Acquisition and all of which were in unrealized gain positions at September 30, 2018.
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
No securities were determined to be other-than-temporarily impaired at September 30, 2018 and 2017, or during the three and nine months then ended.
We do not intend to sell securities in significant unrealized loss positions at September 30, 2018. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. Unrealized losses in the portfolio at September 30, 2018 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired.
The timely repayment of principal and interest on U.S. Treasury and U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities in unrealized loss positions is not indicative of projected credit losses. Management's analysis of the state and municipal obligations in unrealized loss positions included reviewing the ratings of the securities and the results of credit surveillance performed by an independent third party. Given the expectation of timely repayment of principal and interest, the impairments were considered to be temporary.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and equity securities are classified within level 1 of the hierarchy. At September 30, 2018 and December 31, 2017, 0.6% and 0.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at September 30, 2018 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the nine months ended September 30, 2018 and 2017.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at September 30, 2018 and December 31, 2017 included $37 million and $34 million, respectively, of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies, primarily the SBA. Loans are generally sold with servicing retained. Commercial servicing activity did not have a material impact on the results of operations for the three and nine months ended September 30, 2018 and 2017.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at the dates indicated (dollars in thousands):

	September 30, 2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,322,915	$344,078	$18,779	$4,685,772	21.4%
Government insured residential	163,241	—	—	163,241	0.7%
Home equity loans and lines of credit	1,715	—	—	1,715	—%
Other consumer loans	16,796	—	—	16,796	0.1%
	4,504,667	344,078	18,779	4,867,524	22.2%
Commercial:
Multi-family	2,760,856	—	—	2,760,856	12.6%
Non-owner occupied commercial real estate	4,579,278	—	—	4,579,278	21.0%
Construction and land	245,077	—	—	245,077	1.1%
Owner occupied commercial real estate	2,094,371	—	—	2,094,371	9.6%
Commercial and industrial	4,720,532	—	—	4,720,532	21.6%
Commercial lending subsidiaries	2,611,920	—	—	2,611,920	11.9%
	17,012,034	—	—	17,012,034	77.8%
Total loans	21,516,701	344,078	18,779	21,879,558	100.0%
Premiums, discounts and deferred fees and costs, net	42,703	—	(3,090)	39,613
Loans including premiums, discounts and deferred fees and costs	21,559,404	344,078	15,689	21,919,171
Allowance for loan and lease losses	(124,726)	—	(14)	(124,740)
Loans, net	$21,434,678	$344,078	$15,675	$21,794,431

	December 31, 2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,089,994	$479,068	$27,198	$4,596,260	21.5%
Government insured residential	26,820	—	—	26,820	0.1%
Home equity loans and lines of credit	1,654	—	—	1,654	—%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709
Total loans, including premiums, discounts and deferred fees and costs, increased by $503 million to $21.9 billion at September 30, 2018, from $21.4 billion at December 31, 2017. Non-covered loans grew by $646 million while covered loans declined by $143 million from December 31, 2017 to September 30, 2018. Non-covered residential and other consumer loans grew by $367 million and non-covered commercial loans increased by $279 million during the nine months ended September 30, 2018.
The following tables show the composition of the non-covered loan portfolio and the breakdown between the Florida portfolio, the New York portfolio and national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2018
	Florida	New York	National	Total
Residential and other consumer	$17,938	$541	$4,545,099	$4,563,578
Commercial:
Multi-family	551,513	2,211,485	—	2,762,998
Non-owner occupied commercial real estate	2,922,413	1,563,136	82,040	4,567,589
Construction and land	121,614	109,683	13,322	244,619
Owner occupied commercial real estate	1,155,406	825,691	110,881	2,091,978
Commercial and industrial	3,174,771	956,287	577,487	4,708,545
Commercial lending subsidiaries	—	—	2,620,097	2,620,097
	$7,943,655	$5,666,823	$7,948,926	$21,559,404
	36.8%	26.3%	36.9%	100.0%

	December 31, 2017
	Florida	New York	National	Total
Residential and other consumer:	$20,779	$1,348	$4,173,953	$4,196,080
Commercial:
Multi-family	580,599	2,638,354	—	3,218,953
Non-owner occupied commercial real estate	2,805,820	1,572,884	96,097	4,474,801
Construction and land	149,658	145,702	15,124	310,484
Owner occupied commercial real estate	1,116,249	790,993	105,500	2,012,742
Commercial and industrial	2,684,524	963,886	489,417	4,137,827
Commercial lending subsidiaries	—	—	2,562,499	2,562,499
	$7,357,629	$6,113,167	$7,442,590	$20,913,386
	35.2%	29.2%	35.6%	100.0%
Residential and other consumer loans grew by $367 million for the nine months ended September 30, 2018. Multi-family loans declined by $456 million for the nine months ended September 30, 2018, primarily due to continued run-off of the New York portfolio, which decreased by $427 million, reflecting management's decision to reduce our multi-family concentration in New York. Commercial and industrial loans, inclusive of owner occupied commercial real estate, grew by $650 million for the nine months ended September 30, 2018, driven largely by growth in the Florida portfolio. We expect the balance of the New York multi-family portfolio to continue to decline in the near-term, and other major portfolio segments to grow across geographies. Actual results will be dependent on our continual evaluation of relative risk and return and on market and competitive conditions.
Included in multi-family and non-owner occupied commercial real estate loans above at September 30, 2018 were $113 million and $14 million, respectively, in re-positioning loans. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.
Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $4.9 billion, or 22.2% of total loans, at September 30, 2018 and $4.6 billion, or 21.7% of total loans, at December 31, 2017.
The non-covered 1-4 single family residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in 2016. All non-covered 1-4 single family residential loans are managed together and reported as part of the national platform in the disclosures above. Non-covered 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2018, $85 million or 1.9% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
In 2018, the Company began acquiring non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of government insured residential loans in the table above includes $138 million of buyout loans at September 30, 2018. The Company is not the servicer of these loans.
We do not originate or acquire option ARMs, “no-doc” or “reduced-doc” mortgages and do not utilize wholesale mortgage origination channels although the covered loan portfolio contains loans with these characteristics. The Company’s exposure to future losses on these covered mortgage loans is mitigated by the Single Family Shared-Loss Agreement.

The following charts present the distribution of the non-covered 1-4 single family residential mortgage portfolio, excluding government insured residential loans, by product type at the dates indicated:

(1)	Fixed-rate loans with contractual terms of 20 years comprise less than 3% of the total at both September 30, 2018 and December 31, 2017 are reported with 15 year fixed above.
The geographic concentration of the non-covered 1-4 single family residential portfolio, excluding government insured residential loans, is summarized as follows at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
California	$1,169,806	26.7%	$1,094,047	26.4%
New York	961,267	21.9%	871,331	21.0%
Florida	521,628	11.9%	526,540	12.7%
DC	177,106	4.1%	169,501	4.1%
Virginia	174,312	4.0%	181,911	4.4%
Others (1)	1,376,606	31.4%	1,302,553	31.4%
	$4,380,725	100.0%	$4,145,883	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at September 30, 2018 or December 31, 2017.
Home equity loans and lines of credit are not significant.
Other consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 79.1% and 80.2% of non-covered loans as of September 30, 2018 and December 31, 2017, respectively.
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

The following charts present the distribution of non-owner occupied commercial real estate by product type at the dates indicated:
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to ten years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.1% of the total loan portfolio at September 30, 2018. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to ten years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans include shared national credits totaling $1.7 billion at September 30, 2018, typically relationship based loans to borrowers in Florida and New York.
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
The following table presents the recorded investment in loans and direct finance leases held for investment for each of our national commercial lending platforms at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Pinnacle	$1,482,125	$1,524,650
Bridge - franchise finance	497,659	434,582
Bridge - equipment finance	640,313	603,267
SBF	247,091	246,750
Mortgage warehouse lending	536,639	459,388
	$3,403,827	$3,268,637

The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2018		December 31, 2017
Florida	$617,112	18.1%	$639,474	19.6%
California	530,473	15.6%	486,733	14.9%
North Carolina	180,114	5.3%	147,987	4.5%
Virginia	161,967	4.8%	148,884	4.6%
Utah	157,833	4.6%	123,027	3.8%
Texas	155,530	4.6%	160,606	4.9%
Arizona	153,507	4.5%	175,704	5.4%
Iowa	152,402	4.5%	151,935	4.6%
All others (1)	1,294,889	38.0%	1,234,287	37.7%
	$3,403,827	100.0%	$3,268,637	100.0%

(1)	No other state represented borrowers with more than 4.5% of loans outstanding at September 30, 2018 or December 31, 2017.
Equipment under Operating Lease
Equipment under operating lease totaled $662 million at September 30, 2018. The portfolio consisted primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,320 railcars with a carrying value of $418 million at September 30, 2018, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,065 hopper cars and 1,517 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $281 million at September 30, 2018 was leased to companies for use in the energy industry.
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

We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (in thousands):

	September 30, 2018		December 31, 2017
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,578,352	97.5%	$16,189,392	96.8%
Special mention	63,397	0.4%	183,234	1.1%
Substandard (1)	345,418	2.0%	338,405	2.0%
Doubtful	8,659	0.1%	6,275	0.1%
	$16,995,826	100.0%	$16,717,306	100.0%

(1)
The balance of substandard loans at September 30, 2018 and December 31, 2017 included $80 million and $105 million, respectively, of taxi medallion finance loans. Criticized and classified loans represented 2.5% of the commercial loan portfolio, of which 0.5% were taxi medallion loans, at September 30, 2018. See Note 4 to the consolidated financial statements for more detailed information about risk rating of commercial loans.

Taxi Medallion Finance
The commercial and industrial loan portfolio includes exposure to taxi medallion finance of $80 million at September 30, 2018. The estimated value of underlying taxi medallion collateral and liquidity in the market for sales of medallions, a potential secondary source of repayment, have declined significantly in recent years due to competitive developments in the transportation-for-hire industry. Due to the ongoing trend of declining estimated cash flows from the operation of taxi medallions leading to declines in medallion valuations, the entire taxi medallion portfolio is on non-accrual status and risk rated substandard as of September 30, 2018. At September 30, 2018, we based our methodology for measuring impairment of taxi medallion loans primarily on medallion transfer prices as reported by the NYTLC and other external sources.
The taxi medallion portfolio had the following characteristics at September 30, 2018:

•	Approximately 98% of the portfolio secured directly by taxi medallions was concentrated in New York City.

•
Loans delinquent by 30 days or more totaled $16.9 million or 21.1% of the portfolio, compared to $17.7 million or 16.7% of the portfolio at December 31, 2017. Loans delinquent by 90 days or more totaled $13.4 million or 16.7% of the portfolio, compared to $8.3 million or 7.8% of the portfolio at December 31, 2017.

•	The portfolio included 184 loans modified in TDRs with a recorded investment of $69.9 million.

•
In the aggregate, the ALLL related to taxi medallion loans was $11.0 million, or 13.7% of the outstanding balance, at September 30, 2018, compared to $12.2 million, or 11.5% of the outstanding balance, at December 31, 2017. Net charge-offs of $0.1 million and $13.4 million were recognized in the three and nine months ended September 30, 2018 related to taxi medallion loans. Cumulative net charge-offs of $81.2 million have been recognized related to taxi medallion loans through September 30, 2018.

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
Equipment Under Operating Lease
Two operating lease relationships with a carrying value of assets under lease totaling $37 million, of which $32 million were exposures to the energy industry, were internally risk rated substandard at September 30, 2018. The present value of remaining lease payments on these leases totaled approximately $14 million at September 30, 2018, of which $9 million were exposures to the energy industry. There have been no missed payments related to the operating lease portfolio to date. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from 3-10 years at September 30, 2018. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Asset risk may be higher for long-lived equipment such as railcars, which have useful lives of approximately 35-50 years.
Asset risk is evaluated and managed by a dedicated internal staff of asset managers, managed by seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar fleet, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar re-marketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end-user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector.
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
The following tables show the distribution of non-covered 1-4 single family residential loans, excluding government insured residential loans, by original FICO and LTV as of the dates indicated:

	September 30, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.4%	2.8%	4.5%	18.5%	28.2%
60% - 70%	2.6%	2.5%	3.9%	13.7%	22.7%
70% - 80%	3.6%	4.5%	8.2%	27.9%	44.2%
More than 80%	0.4%	0.8%	0.8%	2.9%	4.9%
	9.0%	10.6%	17.4%	63.0%	100.0%

	December 31, 2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.2%	2.8%	4.6%	19.7%	29.3%
60% - 70%	2.4%	2.5%	3.6%	14.2%	22.7%
70% - 80%	3.6%	4.4%	7.8%	27.5%	43.3%
More than 80%	0.4%	0.7%	0.7%	2.9%	4.7%
	8.6%	10.4%	16.7%	64.3%	100.0%
At September 30, 2018, the non-covered 1-4 single family residential loan portfolio, excluding government insured residential loans, had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 765 and a weighted-average LTV of 67.3%. The majority of this portfolio was owner-occupied, with 86.3% primary residence, 7.8% second homes and 5.9% investment properties. In terms of vintage, 25.4% of the portfolio was originated pre-2015, 17.8% in 2015, 20.9% in 2016, 23.8% in 2017 and 12.1% in 2018.
Non-covered 1-4 single family residential loans past due more than 30 days totaled $14.9 million and $28.9 million at September 30, 2018 and December 31, 2017, respectively. The amount of these loans 90 days or more past due was $4.9 million and $3.7 million at September 30, 2018 and December 31, 2017, respectively.
Other Consumer Loans
One consumer loan with a carrying value of $1.7 million was past due more than 90 days at September 30, 2018. Substantially all consumer loans were current at December 31, 2017.
Covered Loans
At September 30, 2018, residential ACI loans totaled $344 million and residential non-ACI loans totaled $16 million, including premiums, discounts and deferred fees and costs. Our exposure to loss related to covered loans is significantly mitigated by the Single Family Shared-Loss Agreement (until the termination date of that agreement) and by the fair value basis recorded in these loans in conjunction with the FSB Acquisition. We have an experienced resolution team in place for covered residential mortgage loans, and have implemented outsourcing arrangements with industry leading firms in certain areas such as OREO resolution.
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
At September 30, 2018, the recorded investment in non-ACI 1-4 single family residential loans was $15.7 million, substantially all of which were current. At September 30, 2018, the recorded investment in ACI 1-4 single family residential loans totaled $344.1 million; $4.9 million or 1.4% of these loans were delinquent by 30 days or more and $236 thousand or 0.1% were delinquent by 90 days or more.
Impact of Hurricane Michael
In October, 2018, Hurricane Michael made landfall in the Florida panhandle as a category 4 hurricane, impacting some areas of Florida and the southeastern United States with significant wind damage, flooding and power outages. While the Company does not have physical operations in areas significantly impacted by the storm, some of the Company's borrowers may have been impacted.
The Company is in the process of evaluating the potential impact of the hurricane on the value of collateral underlying our loans and the ability of borrowers to repay their obligations to the Bank. Commercial and commercial real estate loans with an aggregate UPB of approximately $677 million at September 30, 2018 were determined to be either made to borrowers that have significant business operations in or secured by collateral in areas that were potentially impacted by the hurricane. Approximately 98% of those borrowers, based on UPB, had been contacted as of October 29, 2018. For approximately $628 million of these loans, the borrowers contacted initially reported little or no impact from the storm; for approximately $35 million of these loans, borrowers contacted initially reported moderate to significant impact. The Company has not completed its assessment of the potential impact on the ability of these borrowers to repay their obligations and uncertainty remains as to the ultimate impact, if any, of the storm on future estimates of the ALLL or future credit losses.
Residential exposure was not material.
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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2018			December 31, 2017
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$167	$8,021	$8,188	$1,341	$9,705	$11,046
Other consumer loans	—	1,956	1,956	—	821	821
Total residential and other consumer loans	167	9,977	10,144	1,341	10,526	11,867
Commercial:
Multi-family	—	25,829	25,829	—	—	—
Non-owner occupied commercial real estate	—	15,364	15,364	—	12,716	12,716
Construction and land	—	10,166	10,166	—	1,175	1,175
Owner occupied commercial real estate	—	17,513	17,513	—	29,020	29,020
Commercial and industrial
Taxi medallion loans	—	80,155	80,155	—	106,067	106,067
Other commercial and industrial	—	24,036	24,036	—	7,049	7,049
Commercial lending subsidiaries	—	22,438	22,438	—	3,512	3,512
Total commercial loans	—	195,501	195,501	—	159,539	159,539
Total non-accrual loans	167	205,478	205,645	1,341	170,065	171,406
Loans past due 90 days and still accruing	—	654	654	—	1,948	1,948
Total non-performing loans	167	206,132	206,299	1,341	172,013	173,354
OREO	5,226	7,644	12,870	2,862	7,018	9,880
Repossessed assets	—	1,300	1,300	—	2,128	2,128
Total non-performing assets	5,393	215,076	220,469	4,203	181,159	185,362
Performing TDRs	956	12,917	13,873	1,264	24,723	25,987
Total impaired loans and non-performing assets	$6,349	$227,993	$234,342	$5,467	$205,882	$211,349

Non-performing loans to total loans (1) (3)		0.96%	0.94%		0.82%	0.81%
Non-performing assets to total assets (2)		0.68%	0.70%		0.60%	0.61%
ALLL to total loans (1)		0.58%	0.57%		0.69%	0.68%
ALLL to non-performing loans		60.51%	60.47%		84.03%	83.53%
Net charge-offs to average loans(4)		0.21%	0.21%		0.38%	0.38%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Non-performing taxi medallion loans comprised 0.37% and 0.51% of total non-covered loans at September 30, 2018 and December 31, 2017 respectively.

(4)
The annualized ratio of charge-offs of taxi medallion loans to average non-covered loans was 0.09% and 0.29% for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

The increase in non-accrual multi-family loans was primarily attributable to re-positioning loans in New York that did not reach stabilization in accordance with initially established timelines. The most significant factors impacting the decline in the ratio of the allowance for non-covered loan and lease losses to total non-covered loans were (i) a decrease in certain loss factors, (ii) a decline in total criticized, classified and impaired loans, which typically carry higher reserves on a percentage basis, as a percentage of total loans and (iii) the impact of charge-offs on the ratio.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was $0.2 million and $18 million at September 30, 2018 and December 31, 2017, respectively. Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above as interest guaranteed by the applicable government agency continues to be accrued. The carrying value of such loans contractually delinquent by more than 90 days was $129 million and $2 million at September 30, 2018 and December 31, 2017, respectively. The increase is attributable to the government insured pool buyout activity which began in 2018.
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
The following table summarizes loans modified in TDRs at September 30, 2018 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer:
Covered	2	$956	$14
Non-covered	35	6,219	143
Commercial:
Taxi medallion loans	184	69,852	9,595
Other	15	30,143	5,073
	236	$107,170	$14,825
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $159 million at September 30, 2018, substantially all of which were current as to principal and interest at September 30, 2018.
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
Analysis of the Allowance for Loan and Lease Losses
The ALLL relates to (i) loans originated or purchased since the FSB acquisition, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition, and (iii) impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The impact of any additional provision for losses on covered loans is significantly mitigated by an increase in the FDIC indemnification asset. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, the level of business investment and growth, real estate values, vacancy rates and rental rates in our primary market areas, the level of interest rates, and a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio.
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
To the extent, in management's judgment, commercial portfolio segments have sufficient observable loss history, the quantitative portion of the ALLL is based on the Bank's historical net charge-off rates. These commercial segments include commercial and industrial loans and the Bridge portfolios. For commercial portfolio segments that have not yet exhibited an observable loss trend, the quantitative loss factors are based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. These commercial segments include multifamily, non-owner occupied commercial real estate and construction and land loans. Quantitative loss factors for SBF loans are based on historical charge-off rates published by the SBA. For Pinnacle, quantitative loss factors are based primarily on historical municipal default data. For most commercial portfolio segments, we use a 20 quarter look-back period in the calculation of historical net charge-off rates.
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
As noted above, we generally use a 20 quarter look-back period to calculate quantitative loss rates. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, which were originated in the current economic cycle. With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at September 30, 2018 or December 31, 2017.
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
Qualitative Factors
Qualitative adjustments are made to the ALLL when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Portfolio performance trends, including trends in and the levels of delinquencies, non-performing loans and classified loans;

•	Changes in the nature of the portfolio and terms of the loans, specifically including the volume and nature of policy and procedural exceptions;

•	Portfolio growth trends;

•	Changes in lending policies and procedures, including credit and underwriting guidelines and portfolio management practices;

•	Economic factors, including unemployment rates and GDP growth rates and other factors considered relevant by management;

•	Changes in the value of underlying collateral;

•	Quality of risk ratings, as evaluated by our independent credit review function;

•	Credit concentrations;

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory considerations.
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
No ALLL related to 1-4 single family residential ACI pools was recorded at September 30, 2018 or December 31, 2017.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Nine Months Ended September 30, 2018
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2017	$144,537	$—	$258	$144,795
Provision for (recovery of) loan losses:
1-4 single family residential	(791)	—	736	(55)
Home equity loans and lines of credit	(4)	—	(219)	(223)
Other consumer loans	612	—	—	612
Multi-family	(10,644)	—	—	(10,644)
Non-owner occupied commercial real estate	(10,358)	—	—	(10,358)
Construction and land	(1,473)	—	—	(1,473)
Owner occupied commercial real estate	3,281	—	—	3,281
Commercial and industrial
Taxi medallion loans	12,186	—	—	12,186
Other commercial and industrial	14,261	—	—	14,261
Commercial lending subsidiaries
Pinnacle	(55)	—	—	(55)
Bridge - franchise finance	1,400	—	—	1,400
Bridge - equipment finance	4,410	—	—	4,410
Total Provision	12,825	—	517	13,342
Charge-offs:
1-4 single family residential	—	—	(979)	(979)
Other consumer loans	(265)	—	—	(265)
Non-owner occupied commercial real estate	(184)	—	—	(184)
Construction and land	(79)	—	—	(79)
Owner occupied commercial real estate	(6,100)	—	—	(6,100)
Commercial and industrial
Taxi medallion loans	(14,241)	—	—	(14,241)
Other commercial and industrial	(14,132)	—	—	(14,132)
Total Charge-offs	(35,001)	—	(979)	(35,980)
Recoveries:
Home equity loans and lines of credit	—	—	218	218
Other consumer loans	275	—	—	275
Non-owner occupied commercial real estate	123	—	—	123
Owner occupied commercial real estate	161	—	—	161
Commercial and industrial
Taxi medallion loans	798	—	—	798
Other commercial and industrial	1,006	—	—	1,006
Commercial lending subsidiaries
Bridge - franchise finance	2	—	—	2
Total Recoveries	2,365	—	218	2,583
Net Charge-offs:	(32,636)	—	(761)	(33,397)
Balance at September 30, 2018	$124,726	$—	$14	$124,740

	Nine Months Ended September 30, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total
Balance at December 31, 2016	$150,853	$—	$2,100	$152,953
Provision for (recovery of) loan losses:
1-4 single family residential	(4)	—	212	208
Home equity loans and lines of credit	—	1,812	714	2,526
Other consumer loans	(48)	—	—	(48)
Multi-family	(3,303)	—	—	(3,303)
Non-owner occupied commercial real estate	4,032	—	—	4,032
Construction and land	(9)	—	—	(9)
Owner occupied commercial real estate	4,884	—	—	4,884
Commercial and industrial
Taxi medallion loans	49,604	—	—	49,604
Other commercial and industrial	9,338	—	(45)	9,293
Commercial lending subsidiaries
Pinnacle	(6,061)	—	—	(6,061)
Bridge - franchise finance	(2,436)	—	—	(2,436)
Bridge - equipment finance	(117)	—	—	(117)
Unallocated	5,000	—	—	5,000
Total Provision	60,880	1,812	881	63,573
Charge-offs:
Home equity loans and lines of credit	—	—	(55)	(55)
Non-owner occupied commercial real estate	(162)	—	—	(162)
Owner occupied commercial real estate	(1,164)	—	—	(1,164)
Commercial and industrial
Taxi medallion loans	(47,141)	—	—	(47,141)
Other commercial and industrial	(12,567)	—	—	(12,567)
Total Charge-offs	(61,034)	—	(55)	(61,089)
Recoveries:
Home equity loans and lines of credit	—	—	65	65
Other consumer loans	21	—	—	21
Owner occupied commercial real estate	2	—	—	2
Commercial and industrial
Taxi medallion loans	—	—	—	—
Other commercial and industrial	2,400	—	45	2,445
Commercial lending subsidiaries
Bridge - franchise finance	603	—	—	603
Total Recoveries	3,026	—	110	3,136
Net Charge-offs:	(58,008)	—	55	(57,953)
Balance at September 30, 2017	$153,725	$1,812	$3,036	$158,573

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at the dates indicated (dollars in thousands):

	September 30, 2018
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,349	$—	$14	$9,363	22.1%
Home equity loans and lines of credit	3	—	—	3	—%
Other consumer loans	937	—	—	937	0.1%
	10,289	—	14	10,303	22.2%
Commercial:
Multi-family	13,350	—	—	13,350	12.6%
Non-owner occupied commercial real estate	30,203	—	—	30,203	21.0%
Construction and land	1,452	—	—	1,452	1.1%
Owner occupied commercial real estate	10,953	—	—	10,953	9.6%
Commercial and industrial
Taxi medallion loans	10,957	—	—	10,957	0.4%
Other commercial and industrial	30,833	—	—	30,833	21.2%
Commercial lending subsidiaries
Pinnacle	517	—	—	517	6.8%
Bridge - franchise finance	4,707	—	—	4,707	2.3%
Bridge - equipment finance	11,465			11,465	2.9%
	114,437	—	—	114,437	77.8%
	$124,726	$—	$14	$124,740	100.0%

	December 31, 2017
		Covered Loans
	Non-Covered Loans	ACI Loans	Non-ACI Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,140	$—	$257	$10,397	21.6%
Home equity loans and lines of credit	7	—	1	8	—%
Other consumer loans	315	—	—	315	0.1%
	10,462	—	258	10,720	21.7%
Commercial:
Multi-family	23,994	—	—	23,994	15.0%
Non-owner occupied commercial real estate	40,622	—	—	40,622	21.0%
Construction and land	3,004	—	—	3,004	1.5%
Owner occupied commercial real estate	13,611	—	—	13,611	9.4%
Commercial and industrial
Taxi medallion loans	12,214	—	—	12,214	0.6%
Other commercial and industrial	29,698	—	—	29,698	18.8%
Commercial lending subsidiaries
Pinnacle	572	—	—	572	7.1%
Bridge - franchise finance	3,305	—	—	3,305	2.1%
Bridge - equipment finance	7,055			7,055	2.8%
	134,075	—	—	134,075	78.3%
	$144,537	$—	$258	$144,795	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.

The balance of the ALLL for non-covered loans at September 30, 2018 decreased $19.8 million from the balance at December 31, 2017. Factors influencing the change in the ALLL related to specific loan types at September 30, 2018 as compared to December 31, 2017, include:

•
A decrease of $0.8 million in the ALLL for 1-4 single family residential loans, despite an increase in the outstanding balance, was primarily attributable to decreases in both quantitative and qualitative loss factors and an increase in buyout loans which carry lower reserves due to their government agency guarantees.

•
A decrease of $10.6 million for multi-family loans was primarily attributable to a decrease in the outstanding balance and a decrease in certain qualitative loss factors, partially offset by an increase in specific reserves.

•
A decrease of $10.4 million for non-owner occupied commercial real estate loans was primarily attributable to decreases in both historical net charge-off rates for the peer group and certain qualitative loss factors.

•
A decrease of $2.7 million for owner occupied commercial real estate loans was primarily attributable to a decrease in specific reserves for one impaired loan relationship, which was fully charged-off during the nine months ended September 30, 2018.

•	An increase of $1.1 million for other commercial and industrial loans was attributable to loan growth, offset by a decrease in the historical net charge-off rate.

•	A $4.4 million increase for Bridge equipment finance primarily reflected an increase in specific reserves for one impaired loan relationship, offset by a decline in the historical net charge-off rate.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,369,393	—%	$3,036,046	—%	$3,327,521	—%	$3,034,682	—%
Interest bearing	1,592,908	1.13%	1,590,206	0.85%	1,604,666	1.07%	1,564,229	0.76%
Money market	10,214,843	1.49%	9,590,333	0.90%	10,314,470	1.30%	9,187,225	0.80%
Savings	268,405	0.25%	378,179	0.24%	296,419	0.26%	370,682	0.19%
Time	6,728,915	1.90%	6,290,056	1.30%	6,507,726	1.71%	5,988,433	1.24%
	$22,174,464	1.35%	$20,884,820	0.87%	$22,050,802	1.19%	$20,145,251	0.80%
Total deposits included $2.5 billion and $2.4 billion of brokered deposits at both September 30, 2018 and December 31, 2017, respectively.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2018 (in thousands):

Three months or less	$833,545
Over three through six months	1,162,577
Over six through twelve months	1,163,731
Over twelve months	928,329
$4,088,182

Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in mitigating interest rate risk. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The contractual balance of FHLB advances outstanding at September 30, 2018 is scheduled to mature as follows (in thousands):

Maturing in:
2018—One month or less	$1,950,000
2018—Over one month	600,000
2019	1,746,000
2020	375,000
2021	275,000
Carrying value	$4,946,000
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
The Bank utilizes federal funds purchased to manage the daily cash position. At September 30, 2018, the Company had $175 million in federal funds purchased.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Senior notes	$394,221	$393,725
Capital lease obligations	8,559	9,105
	$402,780	$402,830
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2018 and December 31, 2017, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity increased to $3.1 billion at September 30, 2018, an increase of $49 million, or 1.61%, from December 31, 2017, due primarily to the retention of earnings, offset by dividends and shares repurchased.
Since our formation, stockholders' equity has been impacted primarily by the retention of earnings, and to a lesser extent, proceeds from the issuance of common shares and changes in unrealized gains and losses, net of taxes, on investment securities available for sale and cash flow hedges. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings per common share. Our retention ratio was 76.7% and 74.8% for the three and nine months ended September 30, 2018, respectively, compared to 66.0% and 64.9% for the three and nine months ended September 30, 2017, respectively. We retain a high percentage of our earnings to support our planned growth.
In January 2018, the Company's Board of Directors authorized a now completed share repurchase program under which the Company repurchased 3.8 million shares of common stock for an aggregate purchase price of $150.0 million.

In October 2018 the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
We filed a shelf registration statement with the SEC in October 2018 that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions.
The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2018 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,953,548	9.5%	N/A (1)	N/A (1)	$1,238,391	4.0%
CET1 risk-based capital	$2,953,548	13.2%	$1,455,614	6.5%	$1,007,733	4.5%
Tier 1 risk-based capital	$2,953,548	13.2%	$1,791,525	8.0%	$1,343,644	6.0%
Total risk based capital	$3,080,810	13.8%	$2,239,407	10.0%	$1,791,525	8.0%
BankUnited:
Tier 1 leverage	$3,190,905	10.3%	$1,544,683	5.0%	$1,235,747	4.0%
CET1 risk-based capital	$3,190,905	14.3%	$1,452,084	6.5%	$1,005,289	4.5%
Tier 1 risk-based capital	$3,190,905	14.3%	$1,787,180	8.0%	$1,340,385	6.0%
Total risk based capital	$3,318,167	14.9%	$2,233,975	10.0%	$1,787,180	8.0%

(1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

Levels of capital required to be well capitalized or adequately capitalized as reflected above do not include a capital conservation buffer that is being phased in between 2016 and 2019. When fully phased in on January 1, 2019, the Bank and the
Company will have to maintain this capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be adequately capitalized, as reflected above, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Capital ratios required to be considered well-capitalized exceed the ratios required under the capital conservation buffer requirement at September 30, 2018.
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
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 100, plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at September 30, 2018 and December 31, 2017:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at September 30, 2018 - increase (decrease):
In year 1	0.1%	(0.6)%	(1.5)%	(2.8)%	(4.4)%
In year 2	(4.7)%	3.4%	6.3%	9.1%	11.1%
Model Results at December 31, 2017 - increase (decrease):
In year 1	(0.3)%	(0.1)%	(0.5)%	(1.4)%	(2.7)%
In year 2	(3.5)%	1.8%	3.2%	4.3%	4.8%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and minus 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at September 30, 2018 due to the current low rate environment. The following table illustrates the acceptable limits as established by ALCO and the modeled change in EVE in plus or minus 100, plus 200, plus 300 and plus 400 basis point scenarios at September 30, 2018 and December 31, 2017:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits	9.0%	9.0%	18.0%	27.0%	36.0%
Model Results at September 30, 2018 - increase (decrease):	2.1%	(3.5)%	(7.4)%	(11.4)%	(15.7)%
Model Results at December 31, 2017 - increase (decrease):	1.9%	(3.8)%	(8.0)%	(12.4)%	(16.9)%
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At September 30, 2018, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.6 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $6.8 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.4 billion at September 30, 2018. The aggregate fair value of these interest rate swaps and caps included in other assets was $31.2 million and the aggregate fair value included in other liabilities was $38.3 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
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
For the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $403.9 million and $231.2 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $249.6 million and $226.3 million for the nine months ended September 30, 2018 and 2017, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Single Family Shared-Loss Agreement are also characterized as investing cash flows. Cash generated by the repayment and resolution of covered loans and reimbursements from the FDIC totaled $412.0 million and $334.2 million for the nine months ended September 30, 2018 and 2017, respectively. Both cash generated by the repayment and resolution of covered loans and cash payments received from the FDIC have been and are expected to continue to be, through 2018, consistent and relatively predictable sources of liquidity.
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
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At September 30, 2018, unencumbered investment securities totaled $5.0 billion. At September 30, 2018, BankUnited had available borrowing capacity at the FHLB of $3.5 billion, unused borrowing capacity at the FRB of $491 million and unused Federal funds lines of credit totaling $70 million. Management also has the ability to exert substantial control over the rate and timing of growth of the non-covered loan portfolio, and resultant requirements for liquidity to fund loans.
Continued growth of deposits and the non-covered loan portfolio, along with runoff of the covered loan portfolio and FDIC indemnification asset are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At September 30, 2018, BankUnited’s 30 day total liquidity ratio was 182%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At September 30, 2018, BankUnited’s one year liquidity ratio was 155%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities, the ratio of brokered deposits to total deposits, the ratio of FHLB advances to total funding, the percentage of investment securities backed by the U.S. government and government agencies and concentrations of large deposits. At September 30, 2018, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
Off-Balance Sheet Arrangements
For more information on contractual obligations and commitments, see Note 11 to the consolidated financial statements, the Borrowings section of this MD&A and Off-Balance Sheet Arrangements in the MD&A of the Company's 2017 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2017 Annual Report on Form 10-K.
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at September 30, 2018 (in thousands except share and per share data):

Total stockholders' equity	$3,074,888
Less: goodwill and other intangible assets	77,729
Tangible stockholders’ equity	$2,997,159

Common shares issued and outstanding	103,793,325

Book value per common share	$29.63

Tangible book value per common share	$28.88
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
During the quarter ended September 30, 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1 – July 31, 2018	759,200	$39.60	759,200	$65,537,574
August 1 – August 31, 2018	954,292	39.52	954,292	$27,827,591
September 1 – September 30, 2018	718,157	38.75	718,157	$—
Total	2,431,649	$39.32	2,431,649

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)
On January 23, 2018, the Company's Board of Directors authorized a now completed share repurchase program under which the Company repurchased $150 million of its outstanding common stock. On October 23, 2018, the Company's Board of Directors authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of November 2018.

/s/ Rajinder P. Singh
Rajinder P. Singh
President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer