Form 10-K
period 2018-12-31
BankUnited, Inc.
filed 2019-02-27
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2018 was 4,287,268,982.
The number of outstanding shares of the registrant's common stock, $0.01 par value, as of February 25, 2019, was 98,591,661.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2019 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2018

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
Basel Committee	International Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956
BHC	Bank holding company
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CCA	Cloud Computing Arrangements
CET1	Common Equity Tier 1 capital
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
CRA	Community Reinvestment Act
DIF	Deposit insurance fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EPS	Earnings per common share
Failed Bank	BankUnited, FSB
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHA loan	Loan guaranteed by the Federal Housing Administration
FICO	Fair Isaac Corporation (credit score)
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank

FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HTM	Held to maturity
IPO	Initial public offering
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSRs	Mortgage servicing rights
Non-ACI	Loans acquired without evidence of deterioration in credit quality since origination
Non-Covered Loans	Loans other than those covered under the Loss Sharing Agreements
OCI	Other comprehensive income
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
Proxy Statement	Definitive proxy statement for the Company's 2019 annual meeting of stockholders
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
RSU	Restricted Share Unit
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TCJA	The Tax Cuts and Jobs Act of 2017
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VIEs	Variable interest entities
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

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

PART I
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $32.2 billion at December 31, 2018, is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking services to individual and corporate customers through 80 banking centers located in 14 Florida counties and 5 banking centers in the New York metropolitan area. The Bank also provides certain commercial lending and deposit products through national platforms. The Company has built, primarily through organic growth, a premier commercially focused regional bank with a long-term value oriented business model serving primarily small and medium sized businesses. We endeavor to provide, through our experienced lending and relationship banking teams, personalized customer service and offer a full range of traditional banking products and services to both our commercial and consumer customers.
The FSB Acquisition and the Loss Sharing Agreements
On May 21, 2009, BankUnited entered into the "Purchase and Assumption Agreement" with the FDIC, Receiver of BankUnited, FSB, and acquired substantially all of the assets and assumed all of the non-brokered deposits and substantially all other liabilities of the Failed Bank from the FDIC in the FSB Acquisition.
Concurrently with the FSB Acquisition, the Bank entered into two Loss Sharing Agreements with the FDIC, covering certain legacy assets, including the entire legacy loan portfolio and OREO and certain purchased investment securities. We refer to assets covered by the Loss Sharing Agreements as covered assets or, in certain cases, covered loans. The Loss Sharing Agreements do not apply to assets acquired, purchased or originated subsequent to the FSB Acquisition. At December 31, 2018, the covered assets, consisting of residential loans had an aggregate carrying value of $201 million. The total UPB of the covered assets at December 31, 2018 was $401 million.
Pursuant to the terms of the Loss Sharing Agreements, the covered assets were subject to a stated loss threshold whereby the FDIC was obligated to reimburse the Bank for 80% of losses up to a $4.0 billion stated threshold and 95% of losses in excess of the $4.0 billion stated threshold. The Bank was obligated to reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Bank a reimbursement under the Loss Sharing Agreements. The FDIC's obligation to reimburse the Company for losses with respect to the covered assets began with the first dollar of loss incurred. We have received reimbursements of $2.7 billion for claims submitted to the FDIC under the Loss Sharing Agreements as of December 31, 2018.
The Loss Sharing agreements consisted of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. The Single Family Shared-Loss Agreement originally provided for FDIC loss sharing and the Bank's reimbursement for recoveries to the FDIC for ten years from May 21, 2009, or through May 21, 2019, for single family residential and home equity loans and related OREO. The Single Family Shared-Loss Agreement was terminated on February 13, 2019. The Commercial Shared-Loss Agreement provided for FDIC loss sharing for five years from May 21, 2009, or through May 21, 2014, and for the Bank's reimbursement for recoveries to the FDIC for eight years from May 21, 2009, or through the quarter ended June 30, 2017, for all other covered assets.
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
According to estimates from the United States Census Bureau and SNL Financial, from 2015 to 2018, Florida added over 1.2 million new residents, the second most of any U.S. state, and had a total population of 21.5 million and a median household annual income of $55,629 in 2018. The Florida unemployment rate decreased to 3.3% at December 31, 2018. The Moody's home price index for Florida reflected a year over year increase of 5.3% at September 30, 2018. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the South region reflected a year over year increase of 9% at December 31, 2018. According to a report published in December, 2018 by the University of Central Florida, personal income in Florida is expected to average 3.1% growth from 2018 to 2021 while Florida's Real Gross State Product is forecast to expand at an average annual rate of 3.3% from 2018 to 2021.
We had five banking centers in metropolitan New York at December 31, 2018 serving the Tri-State area. Three banking centers were in Manhattan, one in Long Island and one in Brooklyn. According to the FDIC, at June 30, 2018, the Tri-State area had approximately $2.2 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The Tri-State area had a total population of 32.5 million and a median household annual income of $73,648 in 2018, while the unemployment rate decreased to 3.7% at December 31, 2018. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the Northeast region reflected a year over year increase of 1% at December 31, 2018.
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
We have attracted and invested in experienced lending teams in our Florida, Tri-State and national markets, resulting in significant growth in our non-covered loan portfolio. At December 31, 2018, our loan portfolio included $21.8 billion in non-covered loans, including $17.0 billion in commercial and commercial real estate loans and $4.7 billion in residential and other consumer loans. Continued loan growth in both the Florida and Tri-State markets and across our national lending and leasing platforms is a core component of our current business strategy.
Commercial loans—Our commercial loans, which are generally made to growing small business, middle-market and larger corporate entities, include equipment loans, secured and unsecured lines of credit, formula-based loans, mortgage warehouse lines, letters of credit, SBA product offerings and business acquisition finance credit facilities.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, and, to a limited extent, acquisition, development and construction loan facilities and construction financing. We make commercial real estate loans secured by both owner-occupied and non-owner occupied properties. Construction lending is not a primary area of focus for us; construction and land loans comprised 1.0% of the loan portfolio at December 31, 2018.
National Commercial Lending Platforms—Through the Bank's two commercial lending subsidiaries, we provide municipal, equipment and franchise financing on a national basis. Pinnacle, headquartered in Scottsdale, Arizona, provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures on a national basis including equipment lease purchase agreements and direct (private placement) bond refundings and loan agreements. Bridge offers large corporate and middle market businesses equipment leases and loans including direct finance lease and operating lease structures through its equipment finance division. Bridge offers franchise equipment, acquisition and expansion financing through its franchise division. Bridge is headquartered in Baltimore, Maryland. SBF offers an array of SBA, and to a lesser extent, USDA loan products. We typically sell the government guaranteed portion of the loans SBF originates on a servicing retained basis, and retain the unguaranteed portion in portfolio. We also engage in residential mortgage warehouse lending on a national basis.
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

Home equity loans and lines of credit are not a significant component of the loan portfolio.
Consumer loans— Consumer loans are not a material component of our loan portfolio.
Credit Policy and Procedures
BankUnited, Inc. and the Bank have established asset oversight committees to administer the loan portfolio and monitor and manage credit risk. These committees include: (i) the Commercial Loan Committee, (ii) the Credit Risk Management Committee, (iii) the Asset Recovery Committee, (iv) the Criticized Asset Committee and (v) the Residential Credit Risk Management Committee. These committees meet at least quarterly.
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
BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $471 million at December 31, 2018. In-house lending limits at December 31, 2018 ranged from $75 million to $150 million. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.
Deposits
We offer traditional deposit products including commercial and consumer checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of terms and rates as well as a robust suite of treasury and cash management services. We offer commercial and retail deposit products across our primary geographic footprint and certain commercial deposit and treasury management services on a national platform. We have a limited on-line deposit product offering. Our deposits are insured by the FDIC up to statutory limits. Demand deposit balances are concentrated in commercial and small business accounts. Our service fee schedule and rates are competitive with other financial institutions in our markets.
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
Risk Management and Oversight
Our Board of Directors oversees our risk management framework. Our Board approves the Company's business plan, risk appetite statement and the policies that set standards for the nature and level of risk the Company is willing to assume. The Board and its established committees receive regular reporting on the Company's management of critical risks and the effectiveness of risk management systems. While our full Board maintains the ultimate oversight responsibility for the risk management framework, its committees, including the audit committee, the risk committee, the compensation committee and the nominating and corporate governance committee, oversee risk in certain specified areas.
Our Board has assigned responsibility to our Chief Risk Officer for maintaining a risk management framework to identify, measure, monitor, control and mitigate risks to the achievement of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board's stated risk appetite and Board approved policies. We have invested significant resources to establish a robust enterprise-wide risk management framework to support the planned growth of our Company. Our framework is consistent with common industry practices and regulatory guidance and is appropriate to our size, structure and the complexity of our business activities. Significant elements include a Risk Appetite Statement and risk metrics approved by the Board, ongoing identification and assessments of risk, executive management level risk committees to oversee compliance with the Board approved risk policies and adherence to risk limits, and ongoing testing and reporting by independent internal audit, credit review, and regulatory compliance groups. Executive level oversight of the risk management framework is provided by the Enterprise Risk Management Committee which is chaired by the Chief Risk Officer and attended by the senior executives of the Company. Reporting to the Enterprise Risk Management Committee are sub-committees dedicated to guiding and overseeing management of critical categories of risk, including the Credit Risk Management, Asset/Liability, Compliance Risk Management, Operational Risk Management, Corporate Disclosure, Enterprise Data, Ethics, and BSA/AML committees.
Marketing and Distribution
We conduct our banking business through 80 banking centers located in 14 Florida counties, 5 banking centers in the New York metropolitan area, and our national lending and commercial deposit gathering platforms. Our distribution network also includes ATMs, fully integrated on-line banking, mobile banking and a telephone banking service. We target small businesses, middle market and larger commercial enterprises, as well as individual consumers.
In order to market our products, we use local television, radio, digital, print and direct mail advertising as well as a variety of promotional activities.
Competition
Our markets are highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state, national and international banks as well as savings associations, savings banks and credit unions with physical presence in our market areas or targeting our market areas digitally for deposits and loans. In addition, we compete with financial intermediaries such as FinTech companies, consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include BB&T, JPMorgan Chase, PNC, Regions Bank, SunTrust Bank, TD Bank, Wells Fargo, Bank of America and a number of community banks. In the Tri-State market, we also compete with, in addition to the national and international financial institutions listed, Capital One, Signature Bank, New York Community Bank, Valley National Bank, M&T Bank and numerous community banks.
Interest rates on both loans and deposits and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include convenience, quality of customer service, availability of on-line, mobile and remote banking products, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and their executives and small and middle-market businesses, offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses.
Regulation and Supervision
The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of BankUnited, Inc. and its subsidiaries.
Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities and establish capital requirements with which we must comply. The regulatory framework is intended primarily for the protection of depositors, borrowers, customers and clients, the FDIC insurance funds and the banking system as a whole, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs related to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material impact on our business.
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
The Basel III Capital Rules require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. A minimum leverage ratio (tier 1 capital as a percentage of average total assets) of 4.0% is also required under the Basel III Capital Rules. Banking organizations that fail to maintain the minimum required capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers, with distributions and discretionary bonus payments being completely prohibited if no capital conservation buffer exists, or in the event of the following: (i) the banking organization's capital conservation buffer was below 2.5% (or the minimum amount required) at the beginning of a quarter; and (ii) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period.

Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2018, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2018, BankUnited, Inc. and BankUnited were well capitalized.
Source of strength
All companies, including BHCs, that directly or indirectly control an insured depository institution are required to serve as a source of strength for the institution. Under this requirement, BankUnited, Inc. in the future could be required to provide financial assistance to BankUnited should it experience financial distress. Such support may be required at times when, absent this statutory and Federal Reserve Policy requirement, a BHC may not be inclined to provide it.
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
Although the rule provides for some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including BankUnited, Inc. and BankUnited. Banking entities with total assets of $10 billion or more that engage in activities subject to the Volcker Rule are required to establish a compliance program to address the prohibitions of, and exemptions from, the Volcker Rule. The banking agencies have proposed rules that would tailor a banking organization's Volcker compliance program based on the extent of the banking entity's trading assets and liabilities.
Corporate governance
The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including BankUnited, Inc. The Dodd-Frank Act (1) granted stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhanced independence requirements for compensation committee members; (3) required companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and (4) provided the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.
Examination Fees
The OCC currently charges fees to recover the costs of examining national banks, processing applications and other filings, and covering direct and indirect expenses in regulating national banks. Various regulatory agencies have the authority to assess additional supervision fees.
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
Additionally, FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.
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
Employees
At December 31, 2018, we employed 1,735 full-time employees and 55 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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
Our business is highly susceptible to credit risk.
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
We maintain an allowance for loan and lease losses ("ALLL") that represents management's estimate of probable incurred losses inherent in our credit portfolio. This estimate requires management to make significant assumptions and involves a high degree of judgment, which is inherently subjective, particularly as our loan portfolio has not exhibited performance through a full credit cycle. Management considers numerous factors in determining the amount of the ALLL, including, but not limited to, historical loss severities and net charge-off rates of BankUnited and other comparable financial institutions, internal risk ratings, loss forecasts, collateral values, delinquency rates, the level of non-performing, criticized, classified and restructured loans in the portfolio, product mix, underwriting and credit administration policies and practices, portfolio trends, concentrations, industry conditions, economic trends and other factors considered by management to have an impact on the ability of borrowers to repay their loans.
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

The FASB issued an ASU that will result in a significant change in how we and other financial institutions recognize credit losses in the financial statements and may have a material impact on our financial condition and results of operations or on the industry more broadly.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments- Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The adoption of the CECL model is likely to significantly impact the methodology used to determine our ALLL and could require us to significantly increase our ALLL, resulting in an adverse impact to our financial condition, regulatory capital levels and results of operations. Moreover, the CECL model may create more volatility in the level of our ALLL. We are not yet able to reasonably estimate the impact that adoption of ASU 2016-13 will have on our financial condition, regulatory capital levels or results of operations. The ASU will be effective for us on January 1, 2020.

Additionally, uncertainty exists around whether adoption of the CECL model by the financial services industry more broadly will have an impact on loan demand, how loan products are structured, the availability and pricing of credit in the markets or regulatory capital levels for the industry.
We depend on the accuracy and completeness of information about clients and counterparties in making credit decisions.
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
Our earnings and cash flows depend to a great extent upon the level of our net interest income. Net interest income is the difference between the interest income we earn on loans, investments and other interest earning assets, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. The flattening of the yield curve and tight credit spreads has limited our ability to add higher yielding assets to the balance sheet than what may otherwise might have been realized in a more normalized rate environment with a positively shaped yield curve. If the flat rate environment persists beyond current forecasts, or the curve flattens further or inverts, downward pressure on our net interest margin may be exacerbated, negatively impacting our net interest income in the future. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period of rising rates, an increase in interest rates could reduce net interest income. When interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our deposit products, decrease loan repayment rates and negatively affect borrowers' ability to meet their obligations. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios. Competitive conditions may also impact the interest rates we are able to earn on new loans or are required to pay on deposits, negatively impacting both our ability to grow deposits and interest earning assets and our net interest income.
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

Possible replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition and results of operations.
In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
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
Organic growth and diversification of our business are essential components of our business strategy. Commercial and consumer banking, for both loan and deposit products, in our primary markets is highly competitive. Our ability to achieve profitable organic growth is also dependent on economic conditions, on the interest rate environment, which is in turn dependent to a large degree on fiscal and monetary policy, and on depositor behavior and preferences. There is no guarantee that we will be able to successfully or profitably execute our organic growth strategy.
While acquisitions have not historically been a primary contributor to our growth, we opportunistically consider potential acquisitions of financial institutions and complementary non-bank businesses. There are risks that may inhibit our ability to successfully execute such acquisitions. We compete with other financial institutions for acquisition opportunities and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we do identify suitable candidates, there is no assurance that we will be able to obtain the required regulatory approvals in order to acquire them. If we do succeed in consummating future acquisitions, acquisitions involve risks that the acquired businesses may not achieve anticipated results. In addition, the process of integrating acquired entities may divert significant management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions or complementary businesses we may acquire.
Growth, whether organic or through acquisition is dependent on the availability of capital and funding. Our ability to raise capital through the sale of stock or debt securities may be affected by market conditions, economic conditions or regulatory changes. There is no assurance that sufficient capital or funding to enable growth will be available in the future, upon acceptable terms or at all.
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
Our geographic markets in Florida and other coastal areas are susceptible to severe weather, including hurricanes, flooding and damaging winds. The occurrence of a hurricane or other natural disaster to which our markets are susceptible or a man-made catastrophe such as terrorist activity could disrupt our operations, result in damage to our facilities and negatively affect the local economies in which we operate. These events may lead to a decline in loan originations, an increase in deposit outflows, reduce or destroy the value of collateral for our loans, particularly real estate, negatively impact the business operations of our customers, and cause an increase in delinquencies, foreclosures and loan losses. Our business and results of operations may be materially, adversely impacted by these and other negative effects of such events.
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
From time to time, the FASB and SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in a restatement of prior period financial statements. See Note 1 to the consolidated financial statements for more information about recent accounting pronouncements that may have a material impact on our reported financial results.
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

We depend on our executive officers and key personnel to execute our long-term business strategy and could be harmed by the loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships could be difficult to replicate. The composition of our senior management team and our other key personnel may change over time. Although our Chairman, President and Chief Executive Officer has entered into an employment agreement with us, he may not complete the term of his employment agreement or renew it upon expiration. Other members of our senior management team are not subject to employment agreements. Our success also depends on the experience of other key personnel and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
We face significant competition from other financial institutions and financial services providers, which may adversely impact our growth or profitability.
The primary markets we currently serve are Florida and the New York metropolitan area. Commercial and consumer banking in these markets is highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state and national banks as well as savings and loan associations, savings banks and credit unions located in Florida, New York and adjoining states as well as those targeting our markets digitally for deposits and loans. In addition, we compete with financial intermediaries, such as FinTech companies, consumer finance companies, marketplace lenders, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. The variety of entities providing financial services to businesses and consumers, as well as the technologies and delivery channels through which those services are provided are rapidly evolving.
The financial services industry is likely to become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks to compete in our markets without a retail footprint by offering competitive rates, as well as non-banks, including online providers, to offer products and services traditionally provided by banks. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can.
Our ability to compete successfully depends on a number of factors, including:

•	the ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe and sound banking practices;

•	our ability to pro-actively and quickly respond to technological change;

•	the ability to attract and retain qualified employees to operate our business effectively;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.
Crypto-currencies and blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also may eventually greatly reduce the need for banks as financial deposit-keepers and intermediaries.

The inability of BankUnited, Inc. to receive dividends from its subsidiary bank could have a material adverse effect on the ability of BankUnited, Inc. to make payments on its debt, pay cash dividends to its shareholders or execute share repurchases.
BankUnited, Inc. is a separate and distinct legal entity from the Bank, and the substantial majority of its revenue consists of dividends from the Bank. These dividends are the primary funding source for the dividends paid by BankUnited, Inc. on its common stock, the interest and principal payments on its debt and any repurchases of outstanding common stock. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s depositors and other creditors. If the Bank is unable to pay dividends, BankUnited, Inc. might not be able to service its debt, pay its obligations, pay dividends on its common stock or make share repurchases.
We rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely impact the effectiveness of our strategic planning and our results of operations.
The processes we use to forecast future performance and estimate expected credit losses, the effects of changing interest rates, sources and uses of liquidity, cash flows from ACI loans, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting tools and models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the tools and models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If these tools prove to be inadequate or inaccurate, our strategic planning processes, earnings and capital may be adversely impacted.
Changes in taxes and other assessments may adversely affect us.
The legislatures and taxing authorities in the tax jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. The effects of these changes and any other changes that result from interpreting and implementing regulations or enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business.
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
We are dependent on our information technology and telecommunications systems. System failures or interruptions could have an adverse effect on our financial condition and results of operations.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewed loans, gather deposits, provide customer service, facilitate collections, and share data across our organization. The failure of these systems could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits, provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We are dependent on third-party service providers for significant aspects of our business infrastructure, information technology, and telecommunications systems.
We rely on third parties to provide key components of our business infrastructure and major systems including, but not limited to, core banking systems such as loan servicing and deposit transaction processing systems, our electronic funds transfer transaction processing, cash management and online banking services. While we select and monitor the performance of third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or the termination of a third-party software license or service agreement on which any of these systems is based, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. In many cases, our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Financial or operational difficulties of a third-party vendor could also adversely affect our operations if those difficulties interfere with the vendor's ability to serve us effectively or at all. Replacing these third-party vendors could also create significant delays and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
Failure by us or third parties to detect or prevent a breach in information security or to protect customer information and privacy could have an adverse effect on our business.
In the normal course of our business, we collect, process, and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, especially because, in the case of any intentional breaches, the techniques used change frequently or are not recognized until launched, and cyber attacks can originate from a wide variety of sources, including third parties.
We provide our customers the ability to bank remotely, including online, via mobile devices and over the telephone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing websites. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Any cyber attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

In addition, we interact with and rely on financial counterparties for whom we process transactions and who process transactions for us and rely on other third parties, as discussed above. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins, and other cyber security breaches described above. The cyber security measures that they maintain to mitigate the risk of such activity may be different from our own and, in many cases, we do not have any control over the types of security measures they may choose to implement. We may also incur costs as a result of data or security breaches of third parties with whom we do not have a significant direct relationship. As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us.
Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues.
We have taken measures to implement safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. We have a comprehensive set of information security policies and protocols and a dedicated information security division that reports to the Chief Information Officer, with oversight by the Chief Risk Officer and the Risk Committee of the Board of Directors. The Risk Committee receives regular reporting related to information security risks and the monitoring and management of those risks.
Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.
Financial products and services have become increasingly technology driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with and pro-actively and quickly respond to technological advances and to invest in new technology as it becomes available. Many of our larger competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The widespread adoption of new technologies, including, but not limited to, digitally-enabled products and delivery channels and payment systems, could require us to incur substantial expenditures to modify or adapt our existing products and services. Our failure to respond to the impact of technological change could have a material adverse impact on our business and results of operations.
The soundness of other financial institutions, particularly our financial institution counterparties, could adversely affect us.
Our ability to engage in routine funding and other transactions could be adversely affected by the stability and actions of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, servicing, counterparty, and other relationships. We have exposure to an increasing number of financial institutions and counterparties. These counterparties include institutions that may be exposed to various risks over which we have little or no control.
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
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations, see Item 1 "Business—Regulation and Supervision." Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to BankUnited, Inc., restrict the ability of institutions to guarantee our debt, and impose specific accounting requirements on us. Banking regulators may also from time to time focus on issues that may impact the pace of growth of our business and operations, such as commercial real estate lending concentrations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal banking agencies, including the OCC and Federal Reserve Board, periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our results of operations and capital base.
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
The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the U.S. Treasury Department's Office of Foreign Assets Control.

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
Insured depository institutions such as BankUnited are required to pay deposit insurance premiums to the FDIC. If the current level of deposit premiums is insufficient for the DIF to meet its funding requirements in the future, special assessments or increases in deposit insurance premiums may be required. A change in BankUnited's risk classification within the FDICs' risk-based assessment framework could also result in increased deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures in the future, we may be required to pay FDIC premiums higher than current levels. Any future additional assessments or increases in FDIC insurance premiums may adversely affect our results of operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
BankUnited's corporate headquarters is located in Miami Lakes, Florida. The headquarters space is used for office and operations. At December 31, 2018, we provided banking services at 85 branches located in Florida and New York. In Florida, we had 80 branch locations in 14 Florida counties. Of the 80 Florida branch properties, we leased 77 locations and owned 3 branch locations. In New York, we leased 5 branch locations, including 3 branch locations in New York City, 1 branch location in Brooklyn and 1 branch location in Melville. We also leased office space in Florida at 7 locations excluding the corporate headquarters and in New York at 5 locations.
For our two commercial lending subsidiaries, we had leased office and operations space in Hunt Valley, Maryland to house Bridge Funding Group and operations space in Scottsdale, Arizona to house Pinnacle.
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
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 25, 2019 was $36.73 per share. As of February 25, 2019, there were 565 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2019 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.21 per share on its common stock for each of the four quarters of 2018 and 2017, resulting in total dividends for 2018 and 2017 of $89.9 million and $92.2 million, respectively, or $0.84 per common share for each of the years ended December 31, 2018 and 2017. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2013 and December 31, 2018, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
BankUnited, Inc.	100.00	90.94	115.28	123.70	135.79	102.88
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Bank	100.00	115.51	116.49	144.81	177.47	148.30
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
October 1 – October 31, 2018	724,190	$32.61	724,190	$126,382,321
November 1 – November 30, 2018	2,259,462	33.81	2,259,462	$50,000,002
December 1 – December 31, 2018	1,682,379	29.7	1,682,379	$27,395
Total	4,666,031	$32.14	4,666,031

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)	On October 23, 2018, the Company's Board of Directors authorized a now completed share repurchase program under which the Company repurchased $150 million of its outstanding common stock

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

	At December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$382,073	$194,582	$448,313	$267,500	$187,517
Investment securities	8,166,878	6,690,832	6,073,584	4,859,539	4,585,694
Loans, net	21,867,077	21,271,709	19,242,441	16,510,775	12,319,227
FDIC indemnification asset	—	295,635	515,933	739,880	974,704
Equipment under operating lease, net	702,354	599,502	539,914	483,518	314,558
Total assets	32,164,326	30,346,986	27,880,151	23,883,467	19,210,529
Deposits	23,474,223	21,878,479	19,490,890	16,938,501	13,511,755
Federal Home Loan Bank advances	4,796,000	4,771,000	5,239,348	4,008,464	3,307,932
Notes and other borrowings	402,749	402,830	402,809	402,545	10,627
Total liabilities	29,240,493	27,320,924	25,461,722	21,639,569	17,157,995
Total stockholder's equity	2,923,833	3,026,062	2,418,429	2,243,898	2,052,534
Covered assets	201,376	505,722	616,600	813,525	1,053,317

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$1,449,144	$1,204,461	$1,059,217	$880,816	$783,744
Interest expense	399,051	254,189	188,832	135,164	106,651
Net interest income	1,050,093	950,272	870,385	745,652	677,093
Provision for loan losses	25,925	68,747	50,911	44,311	41,505
Net interest income after provision for loan losses	1,024,168	881,525	819,474	701,341	635,588
Non-interest income	132,022	157,904	106,417	102,224	84,165
Non-interest expense	740,540	634,968	590,447	506,672	426,503
Income before income taxes	415,650	404,461	335,444	296,893	293,250
Provision (benefit) for income taxes (1)	90,784	(209,812)	109,703	45,233	89,035
Net income	$324,866	$614,273	$225,741	$251,660	$204,215
Share Data:
Earnings per common share, basic	$3.01	$5.60	$2.11	$2.37	$1.95
Earnings per common share, diluted	$2.99	$5.58	$2.09	$2.35	$1.95
Cash dividends declared per common share	$0.84	$0.84	$0.84	$0.84	$0.84
Dividend payout ratio	27.95%	14.99%	39.85%	35.75%	43.06%

	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data)
Other Data (unaudited):
Financial ratios
Return on average assets	1.05%	2.13%	0.87%	1.18%	1.21%
Return on average common equity	10.57%	23.36%	9.64%	11.62%	10.13%
Yield on earning assets (2)	5.04%	4.58%	4.51%	4.64%	5.33%
Cost of interest bearing liabilities	1.66%	1.12%	0.93%	0.84%	0.87%
Tangible common equity to tangible assets	8.87%	9.74%	8.42%	9.10%	10.37%
Net interest margin (2)	3.67%	3.65%	3.73%	3.94%	4.61%
Loan to deposit ratio (3)	93.78%	98.04%	99.72%	98.50%	91.89%
Tangible book value per common share	$28.71	$27.59	$22.47	$20.90	$19.52
Asset quality ratios
Non-performing loans to total loans (3) (4)	0.59%	0.81%	0.70%	0.44%	0.32%
Non-performing assets to total assets (5)	0.43%	0.61%	0.53%	0.35%	0.28%
Non-performing non-covered assets to total assets (5) (6)	0.43%	0.60%	0.51%	0.26%	0.17%
ALLL to total loans	0.50%	0.68%	0.79%	0.76%	0.77%
ALLL to non-performing loans (4)	84.63%	83.53%	112.55%	172.23%	239.24%
Net charge-offs to average loans(7)	0.28%	0.38%	0.13%	0.10%	0.15%
Non-covered net charge-offs to average non-covered loans	0.28%	0.38%	0.13%	0.09%	0.08%

	At December 31,
	2018	2017	2016	2015	2014
Capital ratios
Tier 1 leverage	8.99%	9.72%	8.41%	9.35%	10.70%
CET1 risk-based capital	12.57%	13.11%	11.63%	12.58%	N/A
Tier 1 risk-based capital	12.57%	13.11%	11.63%	12.58%	15.45%
Total risk-based capital	13.08%	13.78%	12.45%	13.36%	16.27%

(1)	Includes discrete income tax benefits of $327.9 million and $49.3 million recognized during the years ended December 31, 2017 and 2015, respectively.

(2)	On a tax-equivalent basis, at a federal income tax rate of 21% for 2018 and 35% for years 2017, 2016, 2015 and 2014.

(3)	Total loans include premiums, discounts, deferred fees and costs and loans held for sale.

(4)
We define non-performing loans to include non-accrual loans, and loans, other than ACI loans and government insured residential loans, that are past due 90 days or more and still accruing. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans.

(5)	Non-performing assets include non-performing loans, OREO and other repossessed assets.

(6)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(7)	The ratio of charge-offs of taxi medallion loans to average total loans was 0.18%, 0.28% and 0.06% for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Overview
Performance Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratio of non-performing loans to total loans, non-performing assets to total assets, and portfolio delinquency and charge-off trends. We consider growth in earning assets and deposits, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Performance highlights include:

•
Net income for the year ended December 31, 2018 was $324.9 million, or $2.99 per diluted share, compared to $614.3 million, or $5.58 per diluted share, for the year ended December 31, 2017. Excluding the impact of a discrete income tax benefit and professional fees, net income was $291.3 million or $2.65 per diluted share for the year ended December 31, 2017. Earnings for the year ended December 31, 2018 generated a return on average stockholders' equity of 10.57% and a return on average assets of 1.05%.

•
Net interest income for the year ended December 31, 2018 was $1.1 billion, an increase of $99.8 million over the prior year. The net interest margin, calculated on a tax-equivalent basis, was 3.67% for the year ended December 31, 2018 compared to 3.65% for the year ended December 31, 2017. Significant factors contributing to the increase in the net interest margin included increases in accretion on covered loans and in yields on other categories of interest earning assets, offset by an increase in the cost of interest bearing liabilities and the impact on tax equivalent yields of the reduction in the statutory federal income tax rate. See "Results of Operations" below for further discussion.

The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2018 and 2017 (on a tax equivalent basis):

•
Total deposits increased by $1.6 billion for the year ended December 31, 2018, of which $550 million was non-interest bearing demand deposits, representing an 18% increase over the prior year-end. The average cost of total deposits increased to 1.28% for the year ended December 31, 2018 from 0.83% for 2017. The following charts illustrate the composition of deposits at December 31, 2018 and 2017:

•
Non-covered loans and leases, including equipment under operating lease, grew by $965 million to $22.5 billion for the year ended December 31, 2018 compared to $21.5 billion at December 31, 2017. During the year ended December 31, 2018, commercial loans grew by $311 million; equipment under operating lease grew by $103 million; and non-covered residential and other consumer loans grew by $552 million. The following charts compare the composition of our loan and lease portfolio at December 31, 2018 and 2017:

•
Asset quality remained strong. At December 31, 2018, 98.2% of the commercial loan portfolio was rated "pass" and 99.5% of the 1-4 single family residential portfolio, excluding government insured residential loans, was current. The ratio of non-performing loans to total loans was 0.59% and the ratio of non-performing assets to total assets was 0.43% at December 31, 2018. Our nonperforming assets ratio at December 31, 2018, 2017 and 2016 is presented in the chart below:

•	During the year ended December 31, 2018, the Company repurchased approximately 8.4 million shares of its common stock for an aggregate purchase price of $300 million.

•
The Bank executed a final sale of covered loans and OREO pursuant to the terms of the Single Family Shared-Loss Agreement in the fourth quarter of 2018. See the section entitled "Results of Operations" below for further information. The Single Family Shared-Loss Agreement was terminated on February 13, 2019.

•	During the quarter ended December 31, 2018, the Bank sold substantially all of its taxi medallion finance loans.

•	Book value per common share grew to $29.49 at December 31, 2018 from $28.32 at December 31, 2017. Tangible book value per common share increased to $28.71 from $27.59 over the same period.

•
The Company’s and the Bank's capital ratios exceeded all regulatory “well capitalized” guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines as of December 31, 2018 and 2017:

BankUnited, Inc:

BankUnited, N.A.:

•	The operating agreement between the Bank and the OCC was terminated in November 2018.
Strategic Priorities
Management has identified the following strategic priorities for our Company:

•	Our strategy emphasizes safety and soundness, long-term profitability and sustainable growth.

•	Optimization of the deposit mix, emphasizing growth in non-interest bearing demand deposits.

•	Continued organic growth in Florida and the Tri-State markets, both of which we believe to be attractive banking markets, as well as across our national lending and deposit platforms.

•	Maintaining a culture of disciplined credit underwriting.

•	Focus on expense management and a scalable and efficient operating model.

•	Identifying opportunities to augment revenue consistent with our commercial and small business focus.

•	Strategic technology investments that enhance delivery of products and services to our customers as well as our supporting infrastructure.

•	Opportunistic evaluation of potential strategic acquisitions.
Challenges confronting our Company include:

•	While most economic indicators remain favorable, uncertainty about future economic conditions as we move through the credit cycle may present challenges to our business strategy.

•	Competitive market conditions for both loans and deposits may impact our ability to execute our balance sheet growth and profitability strategy.

•	Managing the cost of funds while growing deposits in a volatile or uncertain interest rate environment presents a strategic challenge.

•	The current flat yield curve may pressure our net interest margin.
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

•	the selection of proxy data used to calculate quantitative loss factors for portfolio segments that have not yet exhibited an observable loss trend;

•	our evaluation of loss emergence and historical loss experience periods;

•	our evaluation of the risk profile of various loan portfolio segments, including internal risk ratings;

•	the value of underlying collateral, which may impact loss severity and certain cash flow assumptions for impaired, criticized and classified loans;

•	our selection and evaluation of qualitative factors; and

•	the amount and timing of expected future cash flows from ACI loans and impaired loans.
Note 1 to the consolidated financial statements describes the methodology used to determine the ALLL.
Accounting for ACI Loans and the FDIC Indemnification Asset
The accounting for ACI loans requires the Company to estimate the timing and amount of cash flows to be collected from these loans and to continually update estimates of the cash flows expected to be collected over the lives of the loans. Similarly, the accounting for the FDIC indemnification asset requires the Company to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. Estimated cash flows impact the rate of accretion on ACI loans and the rate of amortization on the FDIC indemnification asset as well as the amount of any ALLL to be established related to ACI loans. These cash flow estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to their amount and timing. In conjunction with the final sale of covered loans pursuant to the terms of the Single Family Shared-Loss Agreement, the FDIC indemnification asset was amortized to zero as of December 31, 2018 as expectations of losses eligible for indemnification with respect to any retained loans prior to final termination of the Single Family Shared-Loss Agreement were insignificant. The Single Family Shared-Loss Agreement was terminated in February 2019.
Acquired 1-4 single family residential and home equity loans were placed into homogenous pools for purposes of accounting and estimation of expected cash flows at the time of the FSB Acquisition. At acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. For ACI pools, the difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each ACI pool at acquisition was recognized as accretable yield to be accreted into interest income over the expected life of each pool.
We monitor the pools quarterly by updating our expected cash flows to determine whether any changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, the timing and amount of loan sales and related pricing, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values. These assumptions have a material impact on the amount of the ALLL related to the ACI loans as well as on the rate of accretion on these loans and the corresponding rate of amortization of the FDIC indemnification asset.

Fair Value Measurements
The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, marketable equity securities, servicing rights, and derivative instruments. Assets that may be measured at fair value on a non-recurring basis include impaired loans, OREO and other repossessed assets, loans held for sale, goodwill, and impaired long-lived assets. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.
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
Notes 1, 3, 11 and 15 to our consolidated financial statements contain further information about fair value estimates.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.
Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities and is the primary driver of core earnings. Net interest income is impacted by the relative mix of interest earning assets and interest bearing liabilities, the ratio of interest earning assets to total assets and of interest bearing liabilities to total funding sources, movements in market interest rates, the shape of the yield curve, levels of non-performing assets and pricing pressure from competitors.
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets and by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets. The mix of interest bearing liabilities is influenced by the Company's liquidity profile, management's assessment of the desire for lower cost funding sources weighed against relationships with customers and growth expectations and is impacted by competition for deposits in the Company's markets and the availability and pricing of other sources of funds.
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

The following table presents, for the years ended December 31, 2018, 2017 and 2016, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21% during the year ended December 31, 2018 and 35% during the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
Assets:
Interest earning assets:
Non-covered loans	$21,169,705	$847,588	4.00%	$19,478,071	$730,701	3.75%	$17,282,886	$617,863	3.58%
Covered loans	427,437	368,161	86.13%	544,279	300,540	55.22%	721,268	301,614	41.82%
Total loans	21,597,142	1,215,749	5.63%	20,022,350	1,031,241	5.15%	18,004,154	919,477	5.11%
Investment securities (2)	7,124,372	238,602	3.35%	6,658,145	201,363	3.02%	5,691,617	161,385	2.84%
Other interest earning assets	506,154	17,812	3.52%	543,338	14,292	2.63%	541,816	12,204	2.25%
Total interest earning assets	29,227,668	1,472,163	5.04%	27,223,833	1,246,896	4.58%	24,237,587	1,093,066	4.51%
Allowance for loan and lease losses	(136,758)			(156,471)			(139,469)
Non-interest earning assets	1,878,284			1,758,032			1,923,298
Total assets	$30,969,194			$28,825,394			$26,021,416
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,627,828	18,391	1.13%	$1,586,390	12,873	0.81%	$1,382,717	8,343	0.60%
Savings and money market deposits	10,634,970	146,324	1.38%	9,730,101	80,397	0.83%	8,361,652	51,774	0.62%
Time deposits	6,617,006	119,848	1.81%	6,094,336	77,663	1.27%	5,326,630	59,656	1.12%
Total interest bearing deposits	18,879,804	284,563	1.51%	17,410,827	170,933	0.98%	15,070,999	119,773	0.79%
Federal funds purchased	48,940	1,035	2.11%	—	—	—%	—	—	—%
FHLB advances	4,637,247	92,234	1.99%	4,869,690	61,996	1.27%	4,801,406	47,773	0.99%
Notes and other borrowings	402,795	21,219	5.27%	402,921	21,259	5.28%	403,197	21,287	5.28%
Total interest bearing liabilities	23,968,786	399,051	1.66%	22,683,438	254,188	1.12%	20,275,602	188,833	0.93%
Non-interest bearing demand deposits	3,389,191			3,069,565			2,968,192
Other non-interest bearing liabilities	538,575			443,019			435,645
Total liabilities	27,896,552			26,196,022			23,679,439
Stockholders' equity	3,072,642			2,629,372			2,341,977
Total liabilities and stockholders' equity	$30,969,194			$28,825,394			$26,021,416
Net interest income		$1,073,112			$992,708			$904,233
Interest rate spread			3.38%			3.46%			3.58%
Net interest margin			3.67%			3.65%			3.73%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $17.5 million, $29.4 million and $23 million, and the tax-equivalent adjustment for tax-exempt investment securities was $5.5 million, $13.1 million and $10.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	At fair value except for securities held to maturity.

The TCJA was signed into law in 2017, reducing the statutory corporate federal income tax rate from 35% to 21%, effective January 1, 2018. For the year ended December 31, 2018 as compared to the year ended December 31, 2017, the tax rate change negatively impacted net interest margin by approximately 0.08%.
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

	2018 Compared to 2017			2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$88,401	$96,107	$184,508	$104,562	$7,202	$111,764
Investment securities	15,267	21,972	37,239	29,733	10,245	39,978
Other interest earning assets	(1,316)	4,836	3,520	29	2,059	2,088
Total interest income	102,352	122,915	225,267	134,324	19,506	153,830
Interest Expense Attributable to:
Interest bearing demand deposits	442	5,076	5,518	1,626	2,904	4,530
Savings and money market deposits	12,411	53,516	65,927	11,064	17,559	28,623
Time deposits	9,276	32,909	42,185	10,017	7,990	18,007
Total interest bearing deposits	22,129	91,501	113,630	22,707	28,453	51,160
Federal funds purchased	1,035	—	1,035	—	—	—
FHLB advances	(4,824)	35,062	30,238	779	13,444	14,223
Notes and other borrowings	—	(40)	(40)	(28)	—	(28)
Total interest expense	18,340	126,523	144,863	23,458	41,897	65,355
Increase (decrease) in net interest income	$84,012	$(3,608)	$80,404	$110,866	$(22,391)	$88,475
Year ended December 31, 2018 compared to year ended December 31, 2017
Net interest income, calculated on a tax-equivalent basis, was $1.1 billion for the year ended December 31, 2018 compared to $992.7 million for the year ended December 31, 2017, an increase of $80.4 million. The increase in net interest income was comprised of an increase in tax-equivalent interest income of $225.3 million, offset by an increase in interest expense of $144.9 million.
The increase in tax-equivalent interest income was comprised primarily of a $184.5 million increase in interest income from loans and an $37.2 million increase in interest income from investment securities.
Increased interest income from loans was attributable to a $1.6 billion increase in the average balance and a 0.48% increase in the tax-equivalent yield to 5.63% for the year ended December 31, 2018 from 5.15% for the year ended December 31, 2017. Offsetting factors contributing to the increase in the yield on loans included:

•
The tax-equivalent yield on non-covered loans increased to 4.00% for the year ended December 31, 2018 from 3.75% for the year ended December 31, 2017. The most significant factor contributing to the increased yield on non-covered loans was an increase in benchmark interest rates, partially offset by the impact of the decline in the statutory federal income tax rate.

•
Interest income on covered loans totaled $368.2 million and $300.5 million for the year ended December 31, 2018 and 2017, respectively. The yield on those loans increased to 86.13% for the year ended December 31, 2018 from 55.22% for the year ended December 31, 2017, reflecting additional accretion related to acceleration of the timing of the final covered loan sale that occurred in the fourth quarter of 2018. This acceleration resulted from changes in both the expected timing of cash flows from the final loan sale and in the estimated selling price of loans included in the sale compared to assumptions previously modeled.

•
The impact on the overall yield on loans of increased yields on both covered and non-covered loans considered individually was partially offset by the continued increase in lower-yielding non-covered loans as a percentage of the portfolio. Non-covered loans represented 98.00% of the average balance of loans outstanding for the year ended December 31, 2018 compared to 97.30% for the year ended December 31, 2017.

•
The reduction of the statutory corporate federal income tax rate from 35% to 21%, effective January 1, 2018, negatively impacted tax-equivalent yields on non-covered loans by approximately 0.09% for the year ended December 31, 2018.

The average balance of investment securities increased by $466 million for the year ended December 31, 2018 from the year ended December 31, 2017, while the tax-equivalent yield increased to 3.35% from 3.02%. The increase in tax-equivalent yield primarily reflects changes in portfolio composition to securities with higher tax-equivalent yields and resetting of coupon rates on floating-rate securities, partially offset by the reduction of the statutory corporate federal income tax rate discussed above.
The primary components of the increase in interest expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017 were a $113.6 million increase in interest expense on deposits and a $30.2 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $1.5 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.53% to 1.51% for the year ended December 31, 2018 from 0.98% for the year ended December 31, 2017. This cost increase was driven by the growth of deposits in competitive markets and a rising short-term interest rate environment.
The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.72% to 1.99% for the year ended December 31, 2018 from 1.27% for the year ended December 31, 2017. The increased cost was driven by increased market rates and an extension of maturities through interest rate swaps.
The net interest margin, calculated on a tax-equivalent basis, for the year ended December 31, 2018 was 3.67% as compared to 3.65% for the year ended December 31, 2017. The interest rate spread decreased to 3.38% for the year ended December 31, 2018 from 3.46% for the year ended December 31, 2017. The increase in net interest margin is primarily attributed to the accelerated accretion related to the final covered loan sale discussed above.
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

The average balance of investment securities increased by $1.0 billion for the year ended December 31, 2017 from the year ended December 31, 2016 while the tax-equivalent yield increased to 3.02% from 2.84%. The increase in tax-equivalent yield primarily reflected resetting of coupon rates on floating-rate securities. The tax-equivalent yield was reduced by 5 basis points in 2017 as a result of a retrospective adjustment to the amortization of premiums on SBA securities.
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
For the years ended December 31, 2018, 2017 and 2016, the Company recorded provisions for loan losses of $25.9 million, $68.7 million and $50.9 million, respectively, substantially all of which related to non-covered loans. The provision for loan losses related to taxi medallion loans totaled $26.2 million, $58.2 million and $11.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of the provision is impacted by loan growth, portfolio mix, historical loss rates, the level of charge-offs and specific reserves for impaired loans, and management's evaluation of qualitative factors in the determination of general reserves.
Significant factors impacting the decrease in the provision for loan losses related to non-covered loans for the year ended December 31, 2018 compared to 2017 were (i) a decrease in the provision related to taxi medallion loans; (ii) lower loan growth; and (iii) a net decrease in the provision related to certain quantitative and qualitative loss factors; partially offset by (iv) an increase in the provision related to specific reserves for loans other than taxi medallion loans.
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

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income from resolution of covered assets, net	$11,551	$27,450	$36,155
Gain (loss) on sale of covered loans, net	5,732	17,406	(14,470)
Net loss on FDIC indemnification	(4,199)	(22,220)	(17,759)
Other	1,214	1,626	1,100
Non-interest income related to the covered assets	14,298	24,262	5,026
Deposit service charges and fees	14,040	12,997	12,780
Gain on sale of non-covered loans, net	10,132	10,183	10,064
Gain on investment securities, net	3,159	33,466	14,461
Lease financing	61,685	53,837	44,738
Other service charges and fees	8,946	7,867	6,683
Other non-interest income	19,762	15,292	12,665
	$132,022	$157,904	$106,417
Refer to the section titled "Impact of the Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for further information about non-interest income related to the covered assets.
Increases in deposit service charges and fees for the year ended December 31, 2018 compared to the year ended December 31, 2017 corresponded to the growth in core deposits.
The most significant component of gain on sale of non-covered loans, net for the years ended December 31, 2018, 2017 and 2016 was gains on sales of the guaranteed portions of SBA loans by SBF.
Gain on investment securities, net for the year ended December 31, 2018 reflected net realized gains of $6.1 million from the sale of investment securities available for sale, offset by the net unrealized loss on marketable equity securities of $2.9 million. Gain on investment securities, net for the year ended December 31, 2017 included gains from the sale of certain securities formerly covered under the Commercial Shared-Loss Agreement and originally acquired at significant discounts in the FSB Acquisition.
Year over year increases in income from lease financing generally corresponded to the growth in the portfolio of equipment under operating lease. Lease financing includes gains on the sale of equipment under operating lease of $4.5 million for the year ended December 31, 2018.
Other non-interest income for the year ended December 31, 2018 reflected increases in fair value adjustments of $7.7 million related to residential MSRs. All of the Company's residential MSRs were sold in the fourth quarter 2018.

Non-Interest Expense
The following table presents the components of non-interest expense for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Employee compensation and benefits	$254,997	$237,824	$223,011
Occupancy and equipment	55,899	58,100	59,022
Amortization of FDIC indemnification asset	261,763	176,466	160,091
Deposit insurance expense	18,984	22,011	17,806
Professional fees	16,539	23,676	14,249
Technology and telecommunications	35,136	31,252	31,324
Depreciation of equipment under operating lease	40,025	35,015	31,580
Other non-interest expense	57,197	50,624	53,364
	$740,540	$634,968	$590,447
Consolidated statement of income line item "technology and telecommunications" includes reclassifications from "occupancy and equipment" of $17.3 million and $17.0 million, respectively, for the years ended December 31, 2017 and 2016. The reclassification adjustments relate to hardware and software support and maintenance fees and depreciation of software. Excluding amortization of the FDIC indemnification asset, non-interest expense as a percentage of average assets was 1.5%, 1.6% and 1.7%, respectively, for years ended December 31, 2018, 2017 and 2016, respectively. The more significant changes in the components of non-interest expense are discussed below.
Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits for the year ended December 31, 2018 increased by $17.2 million compared to the year ended December 31, 2017. The increase for the year ended December 31, 2018 primarily reflected an increase in the number of employees and compensation increases. Employee compensation and benefits for the year ended December 31, 2017 increased $14.8 million compared to the year ended December 31, 2016. This increase reflected general increases in salaries and the cost of benefits as well as changes in the composition of the employee base.
Amortization of FDIC indemnification asset
See the section titled "Impact of Covered Loans, the FDIC Indemnification Asset and the Loss Sharing Agreements" below for more information about amortization of the FDIC indemnification asset.
Deposit insurance expense
Deposit insurance expense totaled $19.0 million, $22.0 million and $17.8 million respectively, for the years ended December 31, 2018, 2017 and 2016. The decrease in 2018 was attributed to discontinuance of the large bank surcharge assessment in the fourth quarter. The increase for 2017 reflected the growth of the balance sheet, the large bank surcharge imposed by the FDIC, which began in the third quarter of 2016, and increases in certain components of the Bank's assessment rate.
Professional Fees
Professional fees decreased by $7.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to a reduction in the advisory fees related to the discrete income tax benefit recognized in 2017.
Technology and telecommunications
Technology and telecommunications expense increased by $3.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase is primarily attributed to hardware and software licenses, support and maintenance as well as data processes and services.

Depreciation of equipment under operating lease
Depreciation of equipment under operating lease increased by $5.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 and by $3.4 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. These increases generally corresponded to the growth in the portfolio of equipment under operating lease. Depreciation of equipment under operating lease for the year ended December 31, 2016 also included impairment of $4.1 million related to a group of tank cars impacted by new safety regulations.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities and deposit generation, expenses and losses related to OREO, foreclosure and repossessed assets, regulatory examination assessments, travel and general office expense.
Impact of the Covered Loans, FDIC Indemnification Asset and the Loss Sharing Agreements
The accounting for covered loans, the indemnification asset and the provisions of the Loss Sharing Agreements have materially impacted our financial condition and results of operations. The more significant ways in which our financial statements have been impacted are:

•	Interest income and the net interest margin reflect the impact of accretion related to the covered loans;

•	Non-interest expense includes the effect of amortization of the FDIC indemnification asset;

•
The Single Family Shared-Loss Agreements has afforded the Company significant protection against credit losses related to residential covered assets. The impact of any provision for loan losses related to the residential covered loans, losses related to covered OREO and expenses related to resolution of covered assets has been significantly mitigated by loss sharing with the FDIC. The Single Family Shared-Loss Agreement was terminated on February 13, 2019; there will be no mitigating impact of loss sharing with the FDIC on losses and expenses related to formerly covered loans retained in portfolio subsequent to the termination date;

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

•
Non-interest income includes gains and losses associated with the resolution of covered assets and the related effect of indemnification under the terms of the Single Family Shared-Loss Agreement. The impact of gains or losses related to transactions in covered assets prior to termination of that agreement in February 2019 was significantly mitigated by FDIC indemnification; and

•
ACI loans that are contractually delinquent may not be reflected as non-accrual loans or non-performing assets due to the accounting treatment accorded such loans under ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

During the quarter ended December 31, 2018, the Bank executed a portfolio sale of certain covered loans and OREO. Covered loans with UPB totaling approximately $260 million and covered OREO totaling $5.2 million were sold during the quarter ended December 31, 2018. In conjunction with the sale, the FDIC indemnification asset was amortized to zero as of December 31, 2018 as expectations of losses eligible for indemnification with respect to any retained loans prior to final termination of the Single Family Shared-Loss Agreement were insignificant.
Covered loans with UPB totaling $401 million and a carrying value of $201 million as of December 31, 2018 were retained in portfolio. Based on our updated estimates of expected cash flows, we expect total accretion on the retained covered residential loans over their expected remaining lives to approximate $287 million. The yield on the retained loans as of December 31, 2018 was 32.9%.

The following table summarizes the net impact on pre-tax earnings of transactions in the covered assets for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Interest income on covered loans	$368,161	$300,540	$301,614
Amortization of FDIC indemnification asset	(261,763)	(176,466)	(160,091)
	106,398	124,074	141,523
Income from resolution of covered assets, net	11,551	27,450	36,155
Gain (loss) on sale of covered loans, net	5,732	17,406	(14,470)
Net loss on FDIC indemnification	(4,199)	(22,220)	(17,759)
Other, net	(655)	1,058	(4,215)
	12,429	23,694	(289)
Net impact on pre-tax earnings of transactions in the covered assets	$118,827	$147,768	$141,234

Combined yield on covered loans and indemnification asset (1)	17.06%	12.98%	10.20%

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
Interest income on covered loans and amortization of the FDIC indemnification asset
The yield on covered loans increased to 86.13% for the year ended December 31, 2018 from 55.22% and 41.82% for the years ended December 31, 2017 and 2016, respectively. See "Net Interest Income" above for further discussion of trends in interest income and yields on the covered loan portfolio.
The FDIC indemnification asset was initially recorded at its estimated fair value at the date of the FSB Acquisition, representing the present value of estimated future cash payments from the FDIC for probable losses on covered assets. As projected cash flows from the ACI loans have improved, the yield on the loans has increased accordingly and the estimated future cash payments from the FDIC have decreased. This change in estimated cash flows from the FDIC is recognized prospectively, consistent with the recognition of the estimated increased cash flows from the ACI loans. As a result, the FDIC indemnification asset is being amortized to the amount of the estimated future cash payments from the FDIC. For the year ended December 31, 2018, the average rate at which the FDIC indemnification asset was amortized was 133.51%, compared to 42.90% and 25.14% during the years ended December 31, 2017 and 2016, respectively. These increases correspond to increases in the yield on covered loans; which in 2018, was impacted by increased accretion related to changes in assumptions about the timing and pricing of the final covered loan sale pursuant to the terms of the Single Family Shared-Loss Agreement discussed above. The amount of amortization is impacted by both the change in the amortization rate and the decrease in the average balance of the indemnification asset. As discussed above, the FDIC indemnification asset was amortized to zero as of December 31, 2018.
See Note 5 to the consolidated financial statements for additional information about transactions in the covered assets and a rollforward of the FDIC indemnification asset for the years ended December 31, 2018, 2017 and 2016.
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
For each of the years ended December 31, 2018, 2017 and 2016 the substantial majority of Income from resolution of covered assets, net, resulted from payments in full. Decreases in Income from resolution of covered assets, net, reflected decreases in both the number of resolutions and the average income per resolution.
The following table summarizes the gain (loss) recorded on the sale of covered residential loans and the impact of related FDIC indemnification for the periods indicated (in thousands):

	2018	2017	2016
Net gain (loss) on sale of covered loans	$5,732	$17,406	$(14,470)
Net gain (loss) on FDIC indemnification	3,388	(1,514)	11,615
Net impact on pre-tax earnings	$9,120	$15,892	$(2,855)
Pricing received on the sale of covered loans may varied based on (i) market conditions, including the interest rate environment, the amount of capital seeking investment and the secondary supply of loans with a particular performance history or collateral type, (ii) the type and quality of collateral, (iii) the performance history of loans included in the sale and (iv) whether or not the loans have been modified.
The net loss on FDIC indemnification related to covered loan sales for the years ended December 31, 2018 and 2017 did not bear the 80% relationship to the net gain on sale that might generally be expected. This was primarily due to the sale of loan pools where there was an acceleration in the expected timing of cash flows, resulting in a gain, with no impact on the total expected credit losses and no related adjustment on the FDIC indemnification asset.
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
Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 was $90.8 million, $(209.8) million and $109.7 million, respectively. The effective income tax rate was 21.8%, (51.9)% and 32.7% for the years ended December 31, 2018, 2017 and 2016, respectively.
The income tax benefit and effective income tax rate for the year ended December 31, 2017 reflected a discrete income tax benefit of $327.9 million related to a matter that arose during an ongoing audit of the Company's 2013 federal income tax return. During that audit, the Company asserted that U.S. federal income taxes paid in respect of certain income previously reported by the Company on its 2012, 2013 and 2014 federal income tax returns related to the basis assigned to certain loans acquired in the FSB Acquisition should be refunded to the Company, in light of guidance issued after the relevant returns had been filed. The discrete income tax benefit recognized in 2017 included expected refunds of federal income tax of $295.0 million, as well as $8.7 million in estimated interest on the federal refund and estimated refunds of $24.2 million from certain state and local taxing jurisdictions. In 2018, the Company received refunds of federal income tax of $293.0 million, as well as $13.5 million of interest related to the discrete income tax benefit recognized.
The Company is continuing to evaluate whether it has claims in other state jurisdictions and whether it may have any claims for federal or state income taxes relating to tax years prior to 2012. The Company has not reached any conclusion as to when or to what extent it may have any claims relating to such other state and local taxing jurisdictions or in respect of prior tax years.

Excluding, for the year ended December 31, 2017, the impact of the discrete income tax benefit discussed above and the initial impact of enactment of the TCJA, the effective income tax rate was 21.8%, 30.1% and 32.7% for the years ended December 31, 2018, 2017 and 2016 respectively. Significant components included in the reconciliation of the Company's effective income tax rate to the statutory federal tax rate of 21% for the year ended December 31, 2018 included the effect of state income taxes, partially offset by the impact of income not subject to federal tax. For the years ended December 31, 2017 and 2016, the Company's adjusted effective income tax rate differed from the statutory federal tax rate of 35.0% primarily due to the impact of income not subject to federal tax, partially offset by the effect of state income taxes.
The decline in the effective income tax rate for the year ended December 31, 2018 compared to the prior years, excluding the impact of the discrete income tax benefit discussed above for the year ended December 31, 2017, was primarily attributable to the reduction of the statutory corporate federal income tax rate from 35% to 21%, effective January 1, 2018.
For more information about income taxes, see Note 10 to the consolidated financial statements.
Analysis of Financial Condition
Average interest-earning assets increased $2.0 billion to $29.2 billion for the year ended December 31, 2018 from $27.2 billion for the year ended December 31, 2017. This increase was driven by a $1.6 billion increase in the average balance of outstanding loans and a $466 million increase in the average balance of investment securities. The increase in average loans reflected growth of $1.7 billion in average non-covered loans outstanding, partially offset by a $117 million decrease in the average balance of covered loans. A $120 million increase in average non-interest earning assets was primarily attributed to an increase in income taxes receivable related to a discrete income tax benefit recognized during the fourth quarter of 2017, partially offset by a decrease in the average balance of the FDIC indemnification asset.
Average interest bearing liabilities increased $1.3 billion to $24.0 billion for the year ended December 31, 2018 from $22.7 billion for the year ended December 31, 2017, due to increases of $1.5 billion in average interest bearing deposits, offset by a decrease of $232 million in average FHLB advances. Average non-interest bearing deposits increased by $320 million.
Average stockholders' equity increased by $443 million, due primarily to the retention of earnings, including the discrete income tax benefit recorded during the fourth quarter of 2017, and also reflecting proceeds from the exercise of stock options, offset by the repurchase of common stock.
Investment Securities
The following table shows the amortized cost and fair value of investment securities at December 31, 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$39,885	$39,873	$24,981	$24,953	$4,999	$5,005
U.S. Government agency and sponsored enterprise residential MBS	1,885,302	1,897,474	2,043,373	2,058,027	1,513,028	1,527,242
U.S. Government agency and sponsored enterprise commercial MBS	374,569	374,787	233,522	234,508	126,754	124,586
Private label residential MBS and CMOs	1,539,058	1,534,198	613,732	628,247	334,167	375,098
Private label commercial MBS	1,486,835	1,485,716	1,033,022	1,046,415	1,180,386	1,187,624
Single family rental real estate-backed securities	406,310	402,458	559,741	562,706	858,339	861,251
Collateralized loan obligations	1,239,355	1,235,198	720,429	723,681	487,678	487,296
Non-mortgage asset-backed securities	204,372	204,067	119,939	121,747	187,660	186,736
State and municipal obligations	398,810	398,429	640,511	657,203	705,884	698,546
SBA securities	514,765	519,313	534,534	550,682	517,129	523,906
Other debt securities	1,393	4,846	4,090	9,120	3,999	8,091
Marketable equity securities	60,519	60,519	59,912	63,543	76,180	88,203
Investment securities held to maturity	10,000	10,000	10,000	10,000	10,000	10,000
	$8,161,173	$8,166,878	$6,597,786	$6,690,832	$6,006,203	$6,083,584

Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including commercial MBS, residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. The weighted average expected life of the investment portfolio as of December 31, 2018 was 4.5 years and the effective duration was 1.4 years.
A summary of activity in the investment securities portfolio for the years ended December 31, 2018 and 2017 follows (in thousands):

Balance at December 31, 2016	$6,083,584
Purchases	3,131,798
Repayments, maturities and calls	(1,268,588)
Sales	(1,254,125)
Amortization of discounts and premiums, net	(17,502)
Change in unrealized gains	15,665
Balance at December 31, 2017	6,690,832
Purchases	4,138,994
Repayments, maturities and calls	(1,538,943)
Sales	(1,027,651)
Amortization of discounts and premiums, net	(12,644)
Change in unrealized gains	(83,710)
Balance at December 31, 2018	$8,166,878

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of December 31, 2018, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$39,873	2.29%	$—	—%	$—	—%	$—	—%	$39,873	2.29%
U.S. Government agency and sponsored enterprise residential MBS	223,898	3.44%	838,349	3.34%	727,213	3.25%	108,014	3.21%	1,897,474	3.31%
U.S. Government agency and sponsored enterprise commercial MBS	6,269	4.29%	53,887	4.30%	229,526	3.19%	85,105	3.63%	374,787	3.47%
Private label residential MBS and CMOs	359,701	3.86%	898,830	3.80%	231,820	3.67%	43,847	3.63%	1,534,198	3.79%
Private label commercial MBS	155,136	4.48%	1,028,374	4.17%	293,689	3.56%	8,517	3.44%	1,485,716	4.08%
Single family rental real estate-backed securities	11,200	2.94%	168,812	3.29%	222,446	3.59%	—	—%	402,458	3.45%
Collateralized loan obligations	32,327	4.61%	708,085	4.34%	494,786	4.60%	—	—%	1,235,198	4.45%
Non-mortgage asset-backed securities	22,296	4.32%	140,013	3.37%	41,033	3.10%	725	2.81%	204,067	3.42%
State and municipal obligations	1,567	1.96%	26,230	2.52%	298,854	3.59%	71,778	4.27%	398,429	3.64%
SBA securities	90,240	3.29%	235,386	3.20%	123,282	3.14%	70,405	3.06%	519,313	3.18%
Other debt securities	—	—%	—	—%	—	—%	4,846	15.85%	4,846	15.85%
	$942,507	3.77%	$4,097,966	3.82%	$2,662,649	3.63%	$393,237	3.57%	8,096,359	3.74%
Marketable equity securities with no scheduled maturity									60,519	7.47%
Total investment securities available for sale and marketable equity securities									$8,156,878	3.77%
The investment securities available for sale portfolio was in a net unrealized gain position of $5.7 million at December 31, 2018 with aggregate fair value equal to 100.1% of amortized cost. Net unrealized gains included $49.0 million of gross unrealized gains and $43.3 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at December 31, 2018 had an aggregate fair value of $4.3 billion. At December 31, 2018, 99.4% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. At December 31, 2018, 83%, 14% and 3% of Collateralized loan obligations were rate AAA, AA and A, respectively, based on the most recent third-party ratings, with a weighted-average subordination level at 41.8%, ranging from 27.1% to 43.8%. Investment securities available for sale totaling $46 million were rated below investment grade or not rated at December 31, 2018.
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
No securities were determined to be other-than-temporarily impaired at December 31, 2018 and 2017, or during the years then ended. During the year ended December 31, 2016, the Company recognized OTTI in the amount of $463 thousand on two positions in one private label commercial MBS security, which was determined to be other-than-temporary impaired. This security was sold prior to the end of 2016.
We do not intend to sell securities in significant unrealized loss positions at December 31, 2018. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. Unrealized losses in the portfolio at December 31, 2018 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and equity securities are classified within level 1 of the hierarchy. At December 31, 2018 and 2017, 0.5% and 0.9%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at December 31, 2018 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the years ended December 31, 2018 and 2017.
For additional discussion of the fair values of investment securities, see Note 15 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at December 31, 2018 and 2017 included $37 million and $34 million, respectively, of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies, primarily the SBA. Loans are generally sold with servicing retained. Commercial servicing activity did not have a material impact on the results of operations for the years ended December 31, 2018 and 2017.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio and the breakdown of the portfolio among non-covered loans, covered ACI loans and covered non-ACI loans at December 31, of each of the years indicated (dollars in thousands):

	2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,404,047	$190,223	$12,558	$4,606,828	21.0%
Government insured residential	265,701	—	—	265,701	1.2%
Home equity loans and lines of credit	1,393	—	—	1,393	—%
Other consumer loans	15,976	—	—	15,976	0.1%
	4,687,117	190,223	12,558	4,889,898	22.3%
Commercial:
Multi-family	2,583,331	—	—	2,583,331	11.8%
Non-owner occupied commercial real estate	4,700,188	—	—	4,700,188	21.4%
Construction and land	227,134	—	—	227,134	1.0%
Owner occupied commercial real estate	2,122,381	—	—	2,122,381	9.7%
Commercial and industrial	4,801,226	—	—	4,801,226	21.9%
Commercial lending subsidiaries	2,608,834	—	—	2,608,834	11.9%
	17,043,094	—	—	17,043,094	77.7%
Total loans	21,730,211	190,223	12,558	21,932,992	100.0%
Premiums, discounts and deferred fees and costs, net	45,421	—	(1,405)	44,016
Loans including premiums, discounts and deferred fees and costs	21,775,632	190,223	11,153	21,977,008
Allowance for loan and lease losses	(109,901)	—	(30)	(109,931)
Loans, net	$21,665,731	$190,223	$11,123	$21,867,077

	2017
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,089,994	$479,068	$27,198	$4,596,260	21.5%
Government insured residential	26,820	—	—	26,820	0.1%
Home equity loans and lines of credit	1,654	—	—	1,654	—%
Other consumer loans	20,512	—	—	20,512	0.1%
	4,138,980	479,068	27,198	4,645,246	21.7%
Commercial:
Multi-family	3,215,697	—	—	3,215,697	15.0%
Non-owner occupied commercial real estate	4,485,276	—	—	4,485,276	21.0%
Construction and land	310,999	—	—	310,999	1.5%
Owner occupied commercial real estate	2,014,908	—	—	2,014,908	9.4%
Commercial and industrial	4,145,785	—	—	4,145,785	19.4%
Commercial lending subsidiaries	2,553,576	—	—	2,553,576	12.0%
	16,726,241	—	—	16,726,241	78.3%
Total loans	20,865,221	479,068	27,198	21,371,487	100.0%
Premiums, discounts and deferred fees and costs, net	48,165	—	(3,148)	45,017
Loans including premiums, discounts and deferred fees and costs	20,913,386	479,068	24,050	21,416,504
Allowance for loan and lease losses	(144,537)	—	(258)	(144,795)
Loans, net	$20,768,849	$479,068	$23,792	$21,271,709

	2016
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$3,392,323	$532,348	$36,675	$3,961,346	20.4%
Government insured residential	30,102	—	—	30,102	0.2%
Home equity loans and lines of credit	1,120	3,894	47,629	52,643	0.3%
Other consumer loans	24,365	—	—	24,365	0.1%
	3,447,910	536,242	84,304	4,068,456	21.0%
Commercial:
Multi-family	3,824,973	—	—	3,824,973	19.8%
Non-owner occupied commercial real estate	3,739,235	—	—	3,739,235	19.3%
Construction and land	311,436	—	—	311,436	1.6%
Owner occupied commercial real estate	1,736,858	—	—	1,736,858	9.0%
Commercial and industrial	3,391,614	—	—	3,391,614	17.5%
Commercial lending subsidiaries	2,280,685	—	—	2,280,685	11.8%
	15,284,801	—	—	15,284,801	79.0%
Total loans	18,732,711	536,242	84,304	19,353,257	100.0%
Premiums, discounts and deferred fees and costs, net	48,641	—	(6,504)	42,137
Loans including premiums, discounts and deferred fees and costs	18,781,352	536,242	77,800	19,395,394
Allowance for loan and lease losses	(150,853)	—	(2,100)	(152,953)
Loans, net	$18,630,499	$536,242	$75,700	$19,242,441

	2015
		Covered Loans
	Non-Covered Loans	ACI	Non-ACI	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$2,849,051	$699,039	$46,110	$3,594,200	21.7%
Government insured residential	34,419	—	—	34,419	0.2%
Home equity loans and lines of credit	806	4,831	67,493	73,130	0.4%
Other consumer loans	35,183	—	—	35,183	0.2%
	2,919,459	703,870	113,603	3,736,932	22.5%
Commercial:
Multi-family	3,472,162	—	—	3,472,162	20.9%
Non-owner occupied commercial real estate	2,910,327	—	—	2,910,327	17.5%
Construction and land	347,676	—	—	347,676	2.1%
Owner occupied commercial real estate	1,354,751	—	—	1,354,751	8.2%
Commercial and industrial	2,770,875	—	—	2,770,875	16.7%
Commercial lending subsidiaries	2,003,984	—	—	2,003,984	12.1%
	12,859,775	—	—	12,859,775	77.5%
Total loans	15,779,234	703,870	113,603	16,596,707	100.0%
Premiums, discounts and deferred fees and costs, net	47,829	—	(7,933)	39,896
Loans including premiums, discounts and deferred fees and costs	15,827,063	703,870	105,670	16,636,603
Allowance for loan and lease losses	(120,960)	—	(4,868)	(125,828)
Loans, net	$15,706,103	$703,870	$100,802	$16,510,775

	2014
		Covered Loans
	Non-Covered Loans	ACI	Non-ACI	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$2,448,879	$874,522	$56,138	$3,379,539	27.3%
Government insured residential	37,393	—	—	37,393	0.3%
Home equity loans and lines of credit	1,827	22,657	101,142	125,626	1.0%
Other consumer loans	26,307	—	—	26,307	0.2%
	2,514,406	897,179	157,280	3,568,865	28.8%
Commercial:
Multi-family	1,952,189	—	—	1,952,189	15.8%
Non-owner occupied commercial real estate	1,784,079	—	—	1,784,079	14.4%
Construction and land	169,720	—	—	169,720	1.4%
Owner occupied commercial real estate	1,043,370	—	—	1,043,370	8.4%
Commercial and industrial	2,403,293	—	—	2,403,293	19.4%
Commercial lending subsidiaries	1,456,751	—	—	1,456,751	11.8%
	8,809,402	—	—	8,809,402	71.2%
Total loans	11,323,808	897,179	157,280	12,378,267	100.0%
Premiums, discounts and deferred fees and costs, net	47,097	—	(10,595)	36,502
Loans including premiums, discounts and deferred fees and costs	11,370,905	897,179	146,685	12,414,769
Allowance for loan and lease losses	(91,350)	—	(4,192)	(95,542)
Loans, net	$11,279,555	$897,179	$142,493	$12,319,227
Total loans, including premiums, discounts and deferred fees and costs, increased by $561 million to $22.0 billion at December 31, 2018, from $21.4 billion at December 31, 2017. Non-covered loans grew by $862 million, while covered loans declined by $302 million from December 31, 2017 to December 31, 2018.
Residential and other consumer loans grew by $552 million for the year ended December 31, 2018. Multi-family loans declined by $634 million for the year ended December 31, 2018, primarily due to continued run-off of the New York portfolio, which decreased by $573 million. Commercial and industrial loans, inclusive of owner occupied commercial real estate, grew by $760 million for the year ended December 31, 2018, driven largely by growth in the Florida portfolio.
Included in multi-family and non-owner occupied commercial real estate loans above at December 31, 2018 were $97 million and $14 million, respectively, in re-positioning loans. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.
Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $4.9 billion, or 22.3% of total loans, at December 31, 2018 and $4.6 billion, or 21.7% of total loans, at December 31, 2017.

The following table shows the composition of residential and other consumer loans at December 31, 2018 and 2017. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

	2018	2017
Residential and other consumer loans:
1-4 single family residential	$4,463,544	$4,145,879
Government insured residential	266,729	28,074
Home equity loans and lines of credits	1,393	1,654
Other consumer loans	15,947	20,473
Covered loans	201,376	503,118
	$4,948,989	$4,699,198
The 1-4 single family residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in 2016. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2018, $131 million or 2.9% of non-covered residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
The following tables present a breakdown of the non-covered and covered 1-4 single family residential mortgage portfolio, excluding government insured residential loans, categorized between fixed rate loans and ARMs at December 31, 2018 and 2017. Amounts are net of premiums, discounts and deferred fees and costs (dollars in thousands):

	2018
	Non-Covered Loans	Covered Loans	Total	Percent of Total
Fixed rate loans	$1,418,579	$29,467	$1,448,046	31.0%
ARM loans	3,044,965	171,909	3,216,874	69.0%
	$4,463,544	$201,376	$4,664,920	100.0%

	2017
	Non-Covered Loans	Covered Loans	Total	Percent of Total
Fixed rate loans	$1,274,278	$133,413	$1,407,691	30.3%
ARM loans	2,871,601	369,705	3,241,306	69.7%
	$4,145,879	$503,118	$4,648,997	100.0%

In 2018, the Company began acquiring non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of government insured residential loans buyout loans totaled $241 million at December 31, 2018. The Company is not the servicer of these loans.

The following charts present the distribution of the non-covered 1-4 single family residential mortgage portfolio, excluding government insured residential loans, by product type at December 31, 2018 and 2017:
The geographic concentration of the non-covered 1-4 single family residential portfolio, excluding government insured residential loans, is summarized as follows at December 31, 2018 and 2017 (dollars in thousands):

	2018
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$1,172,470	$4,751	$1,177,221	26.3%	25.2%
New York	971,121	6,025	977,146	21.8%	20.9%
Florida	520,427	124,593	645,020	11.7%	13.8%
DC	182,399	812	183,211	4.1%	3.9%
Virginia	179,132	5,624	184,756	4.0%	4.0%
Others (1)	1,437,995	59,571	1,497,566	32.1%	32.2%
	$4,463,544	$201,376	$4,664,920	100.0%	100.0%

	2017
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$1,094,047	$23,780	$1,117,827	26.4%	24.0%
New York	871,331	16,847	888,178	21.0%	19.1%
Florida	526,540	281,396	807,936	12.7%	17.4%
DC	169,502	1,933	171,435	4.1%	3.7%
Virginia	181,912	22,290	204,202	4.4%	4.4%
Others (1)	1,302,547	156,872	1,459,419	31.4%	31.4%
	$4,145,879	$503,118	$4,648,997	100.0%	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at December 31, 2018 or December 31, 2017.
Home equity loans and lines of credit are not significant.
Other consumer loans are comprised primarily of consumer installment financing, loans secured by certificates of deposit, unsecured personal lines of credit and demand deposit account overdrafts.

Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and direct financing leases. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 78.4% and 80.2% of non-covered loans as of December 31, 2018 and 2017, respectively.
The following table shows the composition of the commercial loan portfolio at December 31, 2018 and 2017. Amounts are net of premiums, discounts and deferred fees and costs (in thousands):

	2018	2017
Commercial:
Multi-family	$2,585,421	$3,218,953
Non-owner occupied commercial real estate	4,611,573	4,378,704
Construction and land	210,516	295,360
Owner occupied commercial real estate	2,007,603	1,907,242
Commercial and industrial	4,312,213	3,648,410
Commercial lending subsidiaries:
Pinnacle	1,462,655	1,524,650
Bridge - franchise finance	517,305	434,582
Bridge - equipment finance	636,838	603,267
SBF	252,221	246,750
Mortgage warehouse lending	431,674	459,388
	$17,028,019	$16,717,306
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit.

The following charts present the distribution of non-owner occupied commercial real estate by product type at December 31, 2018 and 2017:
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.0% of the total loan portfolio at December 31, 2018. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans include shared national credits totaling $1.9 billion at December 31, 2018, typically relationship based loans to borrowers in Florida and New York.
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

The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at December 31, 2018 and 2017. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	2018		2017
Florida	$595,843	18.1%	$639,474	19.6%
California	498,842	15.1%	486,733	14.9%
Arizona	149,087	4.5%	175,704	5.4%
Virginia	153,619	4.7%	148,884	4.6%
Utah	156,732	4.7%	123,027	3.8%
Texas	150,878	4.6%	160,606	4.9%
Iowa	151,036	4.6%	151,935	4.6%
All others (1)	1,444,656	43.7%	1,382,274	42.2%
	$3,300,693	100.0%	$3,268,637	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at December 31, 2018 or 2017.
Loan Maturities
The following table sets forth, as of December 31, 2018, the maturity distribution of our loan portfolio by category, based on UPB. Commercial loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of 1-4 single family residential loans have been adjusted for an estimated rate of voluntary prepayments on all loans, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential and other consumer:
1-4 single family residential	$895,973	$2,661,788	$1,512,152	$5,069,913
Home equity loans and lines of credit	461	226	706	1,393
Other consumer loans	3,141	8,924	3,911	15,976
	899,575	2,670,938	1,516,769	5,087,282
Commercial:
Multi-family	528,888	1,842,057	213,071	2,584,016
Non-owner occupied commercial real estate	823,108	2,890,294	990,104	4,703,506
Construction and land	58,355	70,485	98,294	227,134
Owner occupied commercial real estate	307,883	924,866	887,642	2,120,391
Commercial and industrial	1,656,453	2,817,603	327,170	4,801,226
Commercial lending subsidiaries	532,032	1,267,872	808,930	2,608,834
	3,906,719	9,813,177	3,325,211	17,045,107
	$4,806,294	$12,484,115	$4,841,980	$22,132,389

The following table shows the distribution of UPB of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2018 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential and other consumer:
1-4 single family residential	$1,763,821	$2,410,119	$4,173,940
Home equity loans and lines of credit	—	932	932
Other consumer loans	10,884	1,951	12,835
	1,774,705	2,413,002	4,187,707
Commercial:
Multi-family	1,862,994	192,134	2,055,128
Non-owner occupied commercial real estate	2,462,985	1,417,413	3,880,398
Construction and land	92,126	76,653	168,779
Owner occupied commercial real estate	1,237,369	575,139	1,812,508
Commercial and industrial	702,144	2,442,629	3,144,773
Commercial lending subsidiaries	1,989,602	87,200	2,076,802
	8,347,220	4,791,168	13,138,388
	$10,121,925	$7,204,170	$17,326,095
Equipment under Operating Lease
Equipment under operating lease totaled $702 million at December 31, 2018. The portfolio consisted primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,394 railcars with a carrying value of $424 million at December 31, 2018, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,064 hopper cars and 1,595 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $288 million at December 31, 2018 was leased to companies for use in the energy industry.

The chart below presents equipment under operating lease by type at December 31, 2018 and 2017:
At December 31, 2018, the breakdown of carrying values of equipment under operating lease by the year current leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2019 (1)	$64,598
2020	99,029
2021	67,037
2022	60,656
2023	52,139
Thereafter through 2033	358,895
$702,354

(1)	Includes $9.0 million of equipment off-lease as of December 31, 2018.
Asset Quality
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

We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at December 31, 2018 and 2017 (in thousands):

	2018		2017
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,728,534	98.3%	$16,189,392	96.8%
Special mention	81,070	0.5%	183,234	1.1%
Substandard (1)	210,026	1.2%	338,405	2.0%
Doubtful	8,389	—%	6,275	0.1%
	$17,028,019	100.0%	$16,717,306	100.0%

(1)
The balance of substandard loans at December 31, 2018 and 2017 included $0.8 million and $105 million, respectively, of taxi medallion finance loans. See Note 4 to the consolidated financial statements for more detailed information about risk rating of commercial loans.

Taxi Medallion Finance
During the fourth quarter of 2018, the Company sold substantially the entire taxi medallion portfolio leaving an exposure of $0.8 million at December 31, 2018. The remaining taxi medallion loans were on non-accrual status and risk rated substandard as of December 31, 2018.
We are no longer originating taxi medallion loans.
Equipment Under Operating Lease
Two operating lease relationships with a carrying value of assets under lease totaling $36 million, of which $31 million were exposures to the energy industry, were internally risk rated substandard at December 31, 2018. The present value of remaining lease payments on these leases and their residual values totaled approximately $13 million and $30 million, respectively at December 31, 2018, of which $9 million and $27 million, respectively were exposures to the energy industry. There have been no missed payments related to the operating lease portfolio to date. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from three to ten years at December 31, 2018. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Asset risk may be higher for long-lived equipment such as railcars, which have useful lives of approximately 35-50 years.
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
The following tables show the distribution of non-covered 1-4 single family residential loans, excluding government insured residential loans, by original FICO and LTV at December 31, 2018 and 2017:

	2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.4%	2.8%	4.4%	18.2%	27.8%
60% - 70%	2.7%	2.4%	3.8%	13.4%	22.3%
70% - 80%	3.5%	4.6%	8.4%	28.3%	44.8%
More than 80%	0.4%	0.8%	0.8%	3.1%	5.1%
	9.0%	10.6%	17.4%	63.0%	100.0%

	2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.2%	2.8%	4.6%	19.7%	29.3%
60% - 70%	2.4%	2.5%	3.6%	14.2%	22.7%
70% - 80%	3.6%	4.4%	7.8%	27.5%	43.3%
More than 80%	0.4%	0.7%	0.7%	2.9%	4.7%
	8.6%	10.4%	16.7%	64.3%	100.0%
At December 31, 2018, the non-covered 1-4 single family residential loan portfolio, excluding government insured residential loans, had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 765 and a weighted-average LTV of 67.6%. The majority of this portfolio was owner-occupied, with 85.7% primary residence, 7.7% second homes and 6.6% investment properties. In terms of vintage, 25.1% of the portfolio was originated pre-2015, 16.9% in 2015, 20.1% in 2016, 22.8% in 2017 and 15.1% in 2018.
Non-covered 1-4 single family residential loans, excluding government insured residential loans past due more than 30 days totaled $23.5 million and $28.9 million at December 31, 2018 and 2017, respectively. The amount of these loans 90 days or more past due was $6.9 million and $3.7 million at December 31, 2018 and 2017, respectively.
At December 31, 2018, the recorded investment in covered single family residential loans was $201 million, past due more than 30 days totaled $0.7 million and $30.9 million at December 31, 2018 and December 31, 2017, respectively. The amounts of these loans 90 days or more past due was $44 thousand and $17.8 million December 31, 2018 and December 31, 2017, respectively. The Single Family Shared-Loss Agreement was terminated on February 13, 2019.

At December 31, 2018, the covered single family residential loans had a current weighted average FICO and LTV of 754 and 46.6%, respectively.
Other Consumer Loans
All consumer loans were current at December 31, 2018 and substantially all were current at December 31, 2017.
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
The following table summarizes the Company's impaired loans and non-performing assets at December 31 of the years indicated (dollars in thousands):

	2018			2017			2016
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$—	$6,316	$6,316	$1,341	$9,705	$11,046	$918	$566	$1,484
Home equity loans and lines of credit	—	—	—	—	—	—	2,283	—	2,283
Other consumer loans	—	288	288	—	821	821	—	2	2
Total residential and other consumer loans	—	6,604	6,604	1,341	10,526	11,867	3,201	568	3,769
Commercial:
Multi-family	—	25,560	25,560	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	16,050	16,050	—	12,716	12,716	—	559	559
Construction and land	—	9,923	9,923	—	1,175	1,175	—	1,238	1,238
Owner occupied commercial real estate	—	19,789	19,789	—	29,020	29,020	—	19,439	19,439
Commercial and industrial
Taxi medallion loans	—	775	775	—	106,067	106,067	—	60,660	60,660
Other commercial and industrial	—	27,809	27,809	—	7,049	7,049	—	16,036	16,036
Commercial lending subsidiaries	—	22,733	22,733	—	3,512	3,512	—	32,645	32,645
Total commercial loans	—	122,639	122,639	—	159,539	159,539	—	130,577	130,577
Total non-accrual loans	—	129,243	129,243	1,341	170,065	171,406	3,201	131,145	134,346
Loans past due 90 days and still accruing	—	650	650	—	1,948	1,948	—	1,551	1,551
Total non-performing loans	—	129,893	129,893	1,341	172,013	173,354	3,201	132,696	135,897
OREO	—	8,432	8,432	2,862	7,018	9,880	4,658	4,882	9,540
Repossessed assets	—	1,085	1,085	—	2,128	2,128	—	3,551	3,551
Total non-performing assets	—	139,410	139,410	4,203	181,159	185,362	7,859	141,129	148,988
Impaired ACI loans and pools on accrual status	—	—	—	—	—	—	—	1,335	1,335
Performing TDRs
Taxi medallion loans	—	—	—	—	—	—	—	36,848	36,848
Other	—	7,898	7,898	1,264	24,723	25,987	11,166	26,282	37,448
Total impaired loans and non-performing assets	$—	$147,308	$147,308	$5,467	$205,882	$211,349	$19,025	$205,594	$224,619

Non-performing loans to total loans (1) (3)		0.60%	0.59%		0.82%	0.81%		0.71%	0.70%
Non-performing assets to total assets (2)		0.43%	0.43%		0.60%	0.61%		0.51%	0.53%
ALLL to total loans (1)		0.50%	0.50%		0.69%	0.68%		0.80%	0.79%
ALLL to non-performing loans		84.61%	84.63%		84.03%	83.53%		113.68%	112.55%
Net charge-offs to average loans(4)		0.28%	0.28%		0.38%	0.38%		0.13%	0.13%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.

(3)	Non-performing taxi medallion loans comprised 0.51% and 0.32% of total non-covered loans at December 31, 2017 and 2016 respectively.

(4)	The ratio of charge-offs of taxi medallion loans to average total loans was 0.18%, 0.28% and 0.06% for the years ended December 31, 2018, 2017 and 2016, respectively.

	2015			2014
	Covered Assets	Non-Covered Assets	Total	Covered Assets	Non- Covered Assets	Total
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$594	$2,007	$2,601	$604	$49	$653
Home equity loans and lines of credit	4,724	—	4,724	3,808	—	3,808
Other consumer loans	—	7	7	—	173	173
Total residential and other consumer loans	5,318	2,014	7,332	4,412	222	4,634
Commercial:
Non-owner occupied commercial real estate	—	—	—	—	1,326	1,326
Construction and land	—	—	—	—	209	209
Owner occupied commercial real estate	—	8,274	8,274	—	3,362	3,362
Commercial and industrial	—	—	—	—	13,666	13,666
Taxi medallion loans	—	9,920	9,920	—	9,226	9,226
Other commercial and industrial	—	2,557	2,557	—	—	—
Commercial lending subsidiaries	—	35,225	35,225	—	—	—
Total commercial loans	—	55,976	55,976	—	27,789	27,789
Total non-accrual loans	5,318	57,990	63,308	4,412	28,011	32,423
Loans past due 90 days and still accruing	156	1,369	1,525	174	715	889
TDRs	7,050	1,175	8,225	2,188	4,435	6,623
Total non-performing loans	12,524	60,534	73,058	6,774	33,161	39,935
OREO	8,853	—	8,853	13,645	135	13,780
Repossessed assets	—	2,337	2,337	—	—	—
Total non-performing assets	21,377	62,871	84,248	20,419	33,296	53,715
Performing TDRs
Taxi medallion loans		633	633
Performing TDRs	3,988	4,902	8,890	3,866	797	4,663
Total impaired loans and non-performing assets	$25,365	$68,406	$93,771	$24,285	$34,093	$58,378

Non-performing loans to total loans (2)		0.38%	0.40%		0.29%	0.32%
Non-performing assets to total assets (3)		0.26%	0.35%		0.17%	0.28%
ALLL to total loans (2)		0.76%	0.76%		0.80%	0.77%
ALLL to non-performing loans		199.82%	172.23%		275.47%	239.24%
Net charge-offs to average loans		0.09%	0.10%		0.08%	0.15%

(1)	Includes TDRs on accrual status.

(2)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(3)	Ratio for non-covered assets is calculated as non-performing non-covered assets to total assets.
The decreases in the ratios of non-performing loans to total loans and non-performing assets to total assets at December 31, 2018 compared to December 31, 2017 were primarily attributable to the sale of substantially all taxi medallion loans during the fourth quarter 2018. The increases in the ratios of non-performing loans to total loans and non-performing assets to total assets and the decrease in the ratio of the ALLL to non-performing loans at December 31, 2017 compared to December 31, 2016 were each primarily attributable to the increase in non-accrual taxi medallion loans during those periods.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was insignificant at December 31, 2018 and $18 million at December 31, 2017. Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above. The carrying value of such loans contractually delinquent by more than 90 days was $218 million and $2 million at December 31, 2018 and 2017, respectively. The increase is attributable to the government insured pool buyout activity which began in 2018.
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
The following table summarizes loans modified in TDRs at December 31, 2018 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer	47	$7,690	$134
Commercial	23	36,150	3,595
	70	$43,840	$3,729
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $96 million at December 31, 2018, substantially all of which were current as to principal and interest at December 31, 2018.
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
Analysis of the Allowance for Loan and Lease Losses
The ALLL relates to (i) loans originated or purchased since the FSB acquisition, (ii) estimated additional losses arising on non-ACI loans subsequent to the FSB Acquisition, and (iii) impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, the level of business investment and growth, real estate values, vacancy rates and rental rates in our primary market areas, the level of interest rates, and a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio. Adoption of the CECL model in the first quarter of 2020 will result in significant changes to the methodology employed to determine the amount of the ALLL, and may materially impact the amount of the ALLL recorded in the consolidated financial statements.
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
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at December 31, 2018 or 2017.
Residential and other consumer loans
Non-covered Loans
The non-covered loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for non-covered residential loans is based primarily on relevant proxy historical loss rates. The ALLL for non-covered 1-4 single family residential loans, excluding government insured residential loans, is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and

LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 20-quarter average net charge-off rate is used to estimate the ALLL for the non-covered home equity and other consumer loan classes. See further discussion of peer group loss factors above. The non-covered home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
Covered non-ACI Loans
The methodology for estimating the ALLL for non-ACI 1-4 single family residential mortgages is consistent with the methodology used to calculate the ALLL for the non-covered residential portfolio segment discussed above.
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
Expected cash flows for ACI 1-4 single family residential loans are estimated at the pool level. The analysis of expected cash flows incorporates assumptions about expected prepayment rates, default rates, delinquency levels and loss severity given default.
No ALLL related to 1-4 single family residential ACI pools was recorded at December 31, 2018 or 2017.

The following tables provide an analysis of the ALLL, provision for loan losses and net charge-offs for the periods from December 31, 2013 through December 31, 2018 (in thousands):

	Non-Covered Loans	Covered Loans	Total
Balance at December 31, 2013	$57,330	$12,395	$69,725
Provision for (recovery of) loan losses	41,748	(243)	41,505
Charge-offs:
1-4 single family residential	—	(269)	(269)
Home equity loans and lines of credit	—	(2,737)	(2,737)
Other consumer loans	(1,083)	(324)	(1,407)
Multi-family	—	(285)	(285)
Non-owner occupied commercial real estate	(52)	(3,031)	(3,083)
Construction and land	—	(648)	(648)
Owner occupied commercial real estate	—	(356)	(356)
Commercial and industrial	(6,033)	(1,050)	(7,083)
Commercial lending subsidiaries	(1,586)	—	(1,586)
Total Charge-offs	(8,754)	(8,700)	(17,454)
Recoveries:
Home equity loans and lines of credit	—	19	19
Other consumer loans	498	—	498
Multi-family	—	4	4
Non-owner occupied commercial real estate	—	3	3
Commercial and industrial	506	714	1,220
Commercial lending subsidiaries	22	—	22
Total Recoveries	1,026	740	1,766
Net Charge-offs:	(7,728)	(7,960)	(15,688)
Balance at December 31, 2014	91,350	4,192	95,542
Provision for loan losses:	42,060	2,251	44,311
Charge-offs:
1-4 single family residential	—	(16)	(16)
Home equity loans and lines of credit	—	(1,664)	(1,664)
Owner occupied commercial real estate	(263)	—	(263)
Commercial and industrial	(5,731)	—	(5,731)
Commercial lending subsidiaries	(7,725)	—	(7,725)
Total Charge-offs	(13,719)	(1,680)	(15,399)
Recoveries:
Home equity loans and lines of credit	—	39	39
Other consumer loans	32	—	32
Multi-family	—	4	4
Non-owner occupied commercial real estate	2	—	2
Commercial and industrial	1,082	62	1,144
Commercial lending subsidiaries	153	—	153
Total Recoveries	1,269	105	1,374
Net Charge-offs:	(12,450)	(1,575)	(14,025)
Balance at December 31, 2015	$120,960	$4,868	$125,828

	Non-Covered Loans	Covered Loans	Total
Balance at December 31, 2015	$120,960	$4,868	$125,828
Provision for (recovery of) loan losses	52,592	(1,681)	50,911
Charge-offs:
1-4 single family residential	—	(442)	(442)
Home equity loans and lines of credit	—	(774)	(774)
Other consumer loans	(152)	—	(152)
Non-owner occupied commercial real estate	(128)	—	(128)
Construction and land	(93)	—	(93)
Owner occupied commercial real estate	(2,827)	—	(2,827)
Commercial and industrial
Taxi medallion loans	(11,141)	—	(11,141)
Other commercial and industrial	(9,121)	—	(9,121)
Commercial lending subsidiaries	(2,432)	—	(2,432)
Total Charge-offs	(25,894)	(1,216)	(27,110)
Recoveries:
Home equity loans and lines of credit	—	80	80
Other consumer loans	26	—	26
Owner occupied commercial real estate	1,193	—	1,193
Commercial and industrial
Other commercial and industrial	698	49	747
Commercial lending subsidiaries	1,278	—	1,278
Total Recoveries	3,195	129	3,324
Net Charge-offs:	(22,699)	(1,087)	(23,786)
Balance at December 31, 2016	150,853	2,100	152,953
Provision for (recovery of) loan losses:	67,389	1,358	68,747
Charge-offs:
1-4 single family residential	(1)	(24)	(25)
Home equity loans and lines of credit	—	(3,303)	(3,303)
Non-owner occupied commercial real estate	(255)	—	(255)
Construction and land	(63)	—	(63)
Owner occupied commercial real estate	(2,612)	—	(2,612)
Commercial and industrial
Taxi medallion loans	(56,615)	—	(56,615)
Other commercial and industrial	(18,320)	—	(18,320)
Total Charge-offs	(77,866)	(3,327)	(81,193)
Recoveries:
Home equity loans and lines of credit	—	67	67
Other consumer loans	26	—	26
Owner occupied commercial real estate	2	—	2
Commercial and industrial
Taxi medallion loans	—	—	—
Other commercial and industrial	2,689	60	2,749
Commercial lending subsidiaries	1,444	—	1,444
Total Recoveries	4,161	127	4,288
Net Charge-offs:	(73,705)	(3,200)	(76,905)
Balance at December 31, 2017	$144,537	$258	$144,795

	Non-Covered Loans	Covered Loans	Total
Balance at December 31, 2017	$144,537	$258	$144,795
Provision for (recovery of) loan losses:
1-4 single family residential	456	948	1,404
Home equity loans and lines of credit	(4)	(196)	(200)
Other consumer loans	(172)	—	(172)
Multi-family	(16,595)	—	(16,595)
Non-owner occupied commercial real estate	(10,331)	—	(10,331)
Construction and land	(1,547)	—	(1,547)
Owner occupied commercial real estate	(22)	—	(22)
Commercial and industrial
Taxi medallion loans	26,187	—	26,187
Other commercial and industrial	22,318	—	22,318
Commercial lending subsidiaries
Pinnacle	303	—	303
Bridge - franchise finance	2,077	—	2,077
Bridge - equipment finance	2,503	—	2,503
Total Provision	25,173	752	25,925
Charge-offs:
1-4 single family residential	—	(1,175)	(1,175)
Home equity loans and lines of credit	—	(25)	(25)
Other consumer loans	(265)	—	(265)
Multi-family	—	—	—
Non-owner occupied commercial real estate	(184)	—	(184)
Construction and land	(79)	—	(79)
Owner occupied commercial real estate	(6,472)	—	(6,472)
Commercial and industrial
Taxi medallion loans	(39,676)	—	(39,676)
Other commercial and industrial	(19,208)	—	(19,208)
Total Charge-offs	(65,884)	(1,200)	(67,084)
Recoveries:
Home equity loans and lines of credit	—	220	220
Other consumer loans	281	—	281
Non-owner occupied commercial real estate	151	—	151
Owner occupied commercial real estate	2,682	—	2,682
Commercial and industrial
Taxi medallion loans	1,275	—	1,275
Other commercial and industrial	1,508	—	1,508
Commercial lending subsidiaries
Bridge - franchise finance	178	—	178
Total Recoveries	6,075	220	6,295
Net Charge-offs:	(59,809)	(980)	(60,789)
Balance at December 31, 2018	$109,901	$30	$109,931

The following tables show the distribution of the ALLL, broken out between covered and non-covered loans, at December 31 of the years indicated (dollars in thousands):

	2018
	Non-Covered Loans	Covered Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,596	$30	$10,626	22.2%
Home equity loans and lines of credit	3	—	3	—%
Other consumer loans	159	—	159	0.1%
	10,758	30	10,788	22.3%
Commercial:
Multi-family	7,399	—	7,399	11.8%
Non-owner occupied commercial real estate	30,258	—	30,258	21.4%
Construction and land	1,378	—	1,378	1.0%
Owner occupied commercial real estate	9,799	—	9,799	9.7%
Commercial and industrial
Taxi medallion loans	—	—	—	—%
Other commercial and industrial	34,316	—	34,316	21.9%
Commercial lending subsidiaries
Pinnacle	875	—	875	6.6%
Bridge - franchise finance	5,560	—	5,560	2.4%
Bridge - equipment finance	9,558		9,558	2.9%
	99,143	—	99,143	77.7%
	$109,901	$30	$109,931	100.0%

	2017
	Non-Covered Loans	Covered Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,140	$257	$10,397	21.6%
Home equity loans and lines of credit	7	1	8	—%
Other consumer loans	315	—	315	0.1%
	10,462	258	10,720	21.7%
Commercial:
Multi-family	23,994	—	23,994	15.0%
Non-owner occupied commercial real estate	40,622	—	40,622	21.0%
Construction and land	3,004	—	3,004	1.5%
Owner occupied commercial real estate	13,611	—	13,611	9.4%
Commercial and industrial
Taxi medallion loans	12,214	—	12,214	0.6%
Other commercial and industrial	29,698	—	29,698	18.8%
Commercial lending subsidiaries
Pinnacle	572	—	572	7.1%
Bridge - franchise finance	3,305	—	3,305	2.1%
Bridge - equipment finance	7,055		7,055	2.8%
	134,075	—	134,075	78.3%
	$144,537	$258	$144,795	100.0%

	2016
	Non-Covered Loans	Covered Loans	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,279	$181	$9,460	20.6%
Home equity loans and lines of credit	7	1,919	1,926	0.3%
Other consumer loans	117	—	117	0.1%
	9,403	2,100	11,503	21.0%
Commercial:
Multi-family	25,009	—	25,009	19.8%
Non-owner occupied commercial real estate	35,604	—	35,604	19.3%
Construction and land	2,824	—	2,824	1.6%
Owner occupied commercial real estate	11,424	—	11,424	9.0%
Commercial and industrial
Taxi medallion loans	10,655	—	10,655	0.9%
Other commercial and industrial	38,067	—	38,067	16.6%
Commercial lending subsidiaries
Pinnacle	6,586	—	6,586	4.3%
Bridge - franchise finance	4,458	—	4,458	2.9%
Bridge - equipment finance	6,823	—	6,823	4.6%
	141,450	—	141,450	79.0%
	$150,853	$2,100	$152,953	100.0%

	2015
	Non-Covered Loans	Covered Loans	Total	%(1)
Residential and other consumer:
1-4 single family residential	$11,086	$564	$11,650	21.9%
Home equity loans and lines of credit	4	4,304	4,308	0.4%
Other consumer loans	253	—	253	0.2%
	11,343	4,868	16,211	22.5%
Commercial:
Multi-family	22,317	—	22,317	20.9%
Non-owner occupied commercial real estate	26,179	—	26,179	17.5%
Construction and land	3,587	—	3,587	2.1%
Owner occupied commercial real estate	7,490	—	7,490	8.2%
Commercial and industrial	33,661	—	33,661	16.7%
Commercial lending subsidiaries
Pinnacle	6,138	—	6,138	4.5%
Bridge - franchise finance	5,691	—	5,691	4.2%
Bridge - equipment finance	4,554	—	4,554	3.4%
	109,617	—	109,617	77.5%
	$120,960	$4,868	$125,828	100.0%

	2014
	Non-Covered Loans	Covered Loans	Total	%(1)
Residential and other consumer:
1-4 single family residential	$7,116	$945	$8,061	27.6%
Home equity loans and lines of credit	17	3,247	3,264	1.0%
Other consumer loans	190	—	190	0.2%
	7,323	4,192	11,515	28.8%
Commercial:
Multi-family	14,970	—	14,970	15.8%
Non-owner occupied commercial real estate	17,615	—	17,615	14.4%
Construction and land	2,725	—	2,725	1.4%
Owner occupied commercial real estate	8,273	—	8,273	8.4%
Commercial and industrial	25,867	—	25,867	19.4%
Commercial lending subsidiaries
Pinnacle	4,605	—	4,605	3.7%
Bridge - franchise finance	4,549	—	4,549	3.7%
Bridge - equipment finance	5,423	—	5,423	4.4%
	84,027	—	84,027	71.2%
	$91,350	$4,192	$95,542	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL for non-covered loans at December 31, 2018 decreased $34.6 million from the balance at December 31, 2017. This overall reduction in the ALLL was attributable to declines in both historical charge-off rates used to estimate general quantitative reserves and in certain qualitative loss factors as well as the elimination of specific reserves for the taxi medallion portfolio in conjunction with the sale of substantially all of the taxi medallion loans. Factors influencing the change in the ALLL related to specific loan types at December 31, 2018 as compared to December 31, 2017, include:

•
A decrease of $16.6 million for multi-family loans was primarily attributable to a decrease in the balance of loans outstanding, a decrease in certain qualitative loss factors and a decline in specific reserves for loans determined individually to be impaired.

•
A decrease of $10.4 million for non-owner occupied commercial real estate loans, despite an increase in the outstanding balance, was primarily attributable to decreases in both historical net charge-off rates for the peer group and certain qualitative loss factors.

•
A decrease of $3.8 million for owner occupied commercial real estate loans was primarily attributable to a decrease in specific reserves for one impaired loan relationship, which was fully charged-off during the year ended December 31, 2018, and a decrease in certain qualitative loss factors.

•	A decrease of $12.2 million for taxi medallion loans, resulting from the sale of substantially the entire portfolio during the fourth quarter 2018.

•	An increase of $4.6 million for other commercial and industrial loans was attributable to loan growth, offset by a decrease in the historical net charge-off rate.

•
A $2.3 million increase for Bridge franchise finance primarily reflected an increase in specific reserves for one impaired loan relationship and an increase in certain qualitative loss factors, partially offset by a decline in historical net charge-off rates.

•
A $2.5 million increase for Bridge equipment finance primarily reflected an increase in specific reserves for one impaired loan relationship, offset by a decline in the historical net charge-off rate and in certain qualitative factors.

For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Goodwill
Goodwill consists of $59 million recorded in conjunction with the FSB Acquisition, $8 million recorded in conjunction with the acquisition of two commercial lending subsidiaries in 2010 and $10 million recorded in conjunction with the SBF acquisition in May 2015. The Company has a single reporting unit. We perform goodwill impairment testing in the third quarter of each fiscal year. As of the 2018 impairment testing date, the estimated fair value of the reporting unit substantially exceeded its carrying amount; therefore, no impairment was indicated.

Deposits
A further breakdown of deposits as of December 31, 2018 and 2017 is shown below:
(1) Brokered deposits include certain time deposits at December 31, 2018 and 2017.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2018 (in thousands):

Three months or less	$1,233,867
Over three through six months	488,522
Over six through twelve months	1,236,723
Over twelve months	1,162,899
$4,122,011
See Note 8 to the consolidated financial statements for more information about the Company's deposits.
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The Bank utilizes federal funds purchased to manage the daily cash position. At December 31, 2018, the Company had $175 million in federal funds purchased.
See Note 9 to the consolidated financial statements for more information about the Company's FHLB advances and senior notes. Additionally, see Note 11 to the consolidated financial statements for more information about derivative instruments the Company uses to manage interest rate risk related to variability in cash flows due to changes in interest rates on variable rate borrowings.

Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2018 and 2017, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. See Note 14 to the Consolidated Financial Statements for more information about the Company's and the Bank's regulatory capital ratios.
Stockholders' equity decreased to $2.9 billion at December 31, 2018, a decrease of $102 million, or 3.38%, from December 31, 2017, due primarily to the repurchase of common shares and payment of dividends, offset by the retention of earnings. Our dividend payout ratio was 28.0% and 15.0% for the years ended December 31, 2018 and 2017, respectively.
In 2018, the Company repurchased approximately 8.4 million shares of common stock for an aggregate purchase price of approximately $300 million.
In January 2019 the Board of Directors of the Company authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock, subject to any applicable regulatory approvals. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
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
Primary sources of liquidity include cash flows from operations, deposit growth, the available for sale securities portfolio and FHLB advances.
For the years ended December 31, 2018, 2017 and 2016 net cash provided by operating activities was $824.3 million, $318.6 million, and $308.5 million, respectively. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $369.9 million, $301.8 million and $303.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment or resolution of covered loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt. Cash payments from the FDIC in the form of reimbursements of losses related to the covered loans under the Single Family Shared-Loss Agreement are also characterized as investing cash flows. Cash generated by the repayment and resolution of covered loans and reimbursements from the FDIC totaled $707.0 million, $469.3 million and $558.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Single Family Shared-Loss Agreement was terminated on February 13, 2019.
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
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At December 31, 2018, unencumbered investment securities totaled $5.9 billion. At December 31, 2018, BankUnited had available borrowing capacity at the FHLB of $3.7 billion, unused borrowing capacity at the FRB of $410 million and unused Federal funds lines of credit totaling $85 million. Management also has the ability to exert substantial control over the rate and timing of growth of the loan portfolio, and resultant requirements for liquidity to fund loans.

Continued growth of deposits and loans are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At December 31, 2018, BankUnited’s 30 day total liquidity ratio was 210%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At December 31, 2018, BankUnited’s one year liquidity ratio was 165%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities, the ratio of brokered deposits to total deposits, the ratio of FHLB advances to total funding, the percentage of investment securities backed by the U.S. government and government agencies and concentrations of large deposits. At December 31, 2018, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Simulations are generated based on both static and dynamic balance sheet assumptions. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment and economic climate. Currently, our model projects instantaneous rate shocks of down 200, down100, plus 100, plus 200, plus 300 and plus 400 basis point shifts as well as flattening and inverted yield curve scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income of down 200, down 100, plus 100, plus 200, plus 300 and plus 400 basis point rate shock scenarios at December 31, 2018 and 2017:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits:
In year 1	(10.0)%	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(13.0)%	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at December 31, 2018 - increase (decrease):
In year 1	(4.3)%	(0.8)%	0.3%	(0.9)%	(2.4)%	(5.6)%
In year 2	(9.7)%	(3.0)%	3.6%	4.4%	4.0%	3.1%
Model Results at December 31, 2017 - increase (decrease):
In year 1	N/A	(0.3)%	(0.1)%	(0.5)%	(1.4)%	(2.7)%
In year 2	N/A	(3.5)%	1.8%	3.2%	4.3%	4.8%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. Prior to December 31, 2018, we did not simulate decreases in interest rates greater than 200 basis points due to lower rate environment at that time. The following table illustrates the acceptable limits as established by ALCO and the modeled change in EVE in plus or down 200, down 100, plus 200, plus 300 and plus 400 basis point scenarios at December 31, 2018 and 2017:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits	(18.0)%	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at December 31, 2018 - increase (decrease):	0.6%	2.5%	(3.1)%	(7.5)%	(12.4)%	(17.3)%
Model Results at December 31, 2017 - increase (decrease):	N/A	1.9%	(3.8)%	(8.0)%	(12.4)%	(16.9)%
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At December 31, 2018, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.8 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $3.4 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.3 billion at December 31, 2018. The aggregate fair value of these interest rate swaps and caps included in other assets was $26.2 million and the aggregate fair value included in other liabilities was $23.9 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.

See Note 11 to the consolidated financial statements for additional information about derivative financial instruments.
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
For more information on commitments, see Note 16 to the consolidated financial statements.
Contractual Obligations
The following table contains supplemental information regarding our significant outstanding contractual obligations, including interest to be paid on FHLB advances, long-term borrowings and time deposits, as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FHLB advances	$4,860,020	$4,191,503	$668,517	$—	$—
4.875% Senior notes due 2025	536,500	19,500	39,000	39,000	439,000
Operating lease obligations	120,103	21,207	33,487	22,425	42,984
Time deposits	6,955,654	5,225,960	1,654,991	74,703	—
Capital lease obligations	12,808	1,878	3,928	4,177	2,825
	$12,485,085	$9,460,048	$2,399,923	$140,305	$484,809

Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at December 31, of the years indicated (in thousands except share and per share data):

	2018	2017	2016	2015	2014
Total stockholders' equity	$2,923,833	$3,026,062	$2,418,429	$2,243,898	$2,052,534
Less: goodwill and other intangible assets	77,718	77,796	78,047	78,330	68,414
Tangible stockholders’ equity	$2,846,115	$2,948,266	$2,340,382	$2,165,568	$1,984,120

Common shares issued and outstanding	99,141,374	106,848,185	104,166,945	103,626,255	101,656,702

Book value per common share	$29.49	$28.32	$23.22	$21.65	$20.19

Tangible book value per common share	$28.71	$27.59	$22.47	$20.90	$19.52

Total assets	$32,164,326	$30,346,986	$27,880,151	$23,883,467	$19,210,529
Less: goodwill and other intangible assets	77,718	77,796	78,047	78,330	68,414
Tangible assets	$32,086,608	$30,269,190	$27,802,104	$23,805,137	$19,142,115

Equity to assets ratio	9.09%	9.97%	8.67%	9.40%	10.68%

Tangible common equity to tangible assets ratio	8.87%	9.74%	8.42%	9.10%	10.37%
Net income and earnings per diluted common share, in each case excluding the impact of a discrete income tax benefit and related professional fees are non-GAAP financial measures. Management believes disclosure of these measures enhances readers' ability to compare the Company's financial performance for the current period to that of other periods presented. The following table reconciles these non-GAAP financial measurements to the comparable GAAP financial measurements of net income and earnings per diluted common share for the year ended December 31, 2017 (in thousands except share and per share data):

Year Ended December 31, 2017
Net income excluding the impact of a discrete income tax benefit and related professional fees:
Net income (GAAP)	$614,273
Less discrete income tax benefit	(327,945)
Add back related professional fees (net of tax of $1,802 and $524)	4,995
Net income excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	$291,323

Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees:
Diluted earnings per common share (GAAP)	$5.58
Less impact on diluted earnings per common share of discrete income tax benefit and related professional fees, before allocation to participating securities (non-GAAP)	(3.05)
Less impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	0.12
Diluted earnings per common share, excluding the impact of a discrete income tax benefit and related professional fees (non-GAAP)	$2.65

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees, before allocation to participating securities:
Discrete income tax benefit and related professional fees, net of tax	$322,950
Weighted average shares for diluted earnings per share (GAAP)	105,857,487
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees, before allocation to participating securities (non-GAAP)	$3.05

Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities:
Discrete income tax benefit and related professional fees, net of tax, allocated to participating securities	$(12,424)
Weighted average shares for diluted earnings per share (GAAP)	105,857,487
Impact on diluted earnings per common share of discrete income tax benefit and related professional fees allocated to participating securities (non-GAAP)	$(0.12)
The effective tax rate excluding the impact of the discrete income tax benefit and the impact of the change in the federal statutory rate on existing deferred tax assets and liabilities is a non-GAAP financial measure. Management believes disclosure of this measure enhances readers' ability to compare the Company's financial performance for the current period to that of other periods presented. The following table reconciles this non-GAAP financial measurement to the comparable GAAP financial measurement of the effective tax rate for the for the year ended December 31, 2017 (dollars in thousands):

Year Ended December 31, 2017
Effective income tax rate, excluding the impact of a discrete income tax benefit and impact of enactment of the Tax Cuts and Jobs Act of 2017:
Effective income tax rate (GAAP)	(51.9)%
Less impact on effective income tax rate of discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP)	82.0%
Effective income tax rate, excluding the impact of a discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP)	30.1%

Impact on effective income tax rate of discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP):
Discrete income tax benefit	$(327,945)
Tax benefit recognized from enactment of the Tax Cuts and Jobs Act of 2017	(3,744)
$(331,689)
Income before income taxes (GAAP)	404,461
Impact on effective income tax rate of discrete income tax benefit and enactment of the Tax Cuts and Jobs Act of 2017 (non-GAAP)	(82.0)%
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Interest Rate Risk” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
BankUnited, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/KPMG LLP

We have served as the Company's auditor since 2009.
Miami, Florida
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
BankUnited, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BankUnited, Inc.'s and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/KPMG LLP
Miami, Florida
February 27, 2019

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks:
Non-interest bearing	$9,392	$35,246
Interest bearing	372,681	159,336
Cash and cash equivalents	382,073	194,582
Investment securities (including securities recorded at fair value of $8,156,878 and $6,680,832)	8,166,878	6,690,832
Non-marketable equity securities	267,052	265,989
Loans held for sale	36,992	34,097
Loans (including covered loans of $201,376 and $503,118)	21,977,008	21,416,504
Allowance for loan and lease losses	(109,931)	(144,795)
Loans, net	21,867,077	21,271,709
FDIC indemnification asset	—	295,635
Bank owned life insurance	263,340	252,462
Equipment under operating lease, net	702,354	599,502
Goodwill and other intangible assets	77,718	77,796
Other assets	400,842	664,382
Total assets	$32,164,326	$30,346,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,621,254	$3,071,032
Interest bearing	1,771,465	1,757,581
Savings and money market	11,261,746	10,715,024
Time	6,819,758	6,334,842
Total deposits	23,474,223	21,878,479
Federal funds purchased	175,000	—
Federal Home Loan Bank advances	4,796,000	4,771,000
Notes and other borrowings	402,749	402,830
Other liabilities	392,521	268,615
Total liabilities	29,240,493	27,320,924

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 99,141,374 and 106,848,185 shares issued and outstanding	991	1,068
Paid-in capital	1,220,147	1,498,227
Retained earnings	1,697,822	1,471,781
Accumulated other comprehensive income	4,873	54,986
Total stockholders' equity	2,923,833	3,026,062
Total liabilities and stockholders' equity	$32,164,326	$30,346,986

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest income:
Loans	$1,198,241	$1,001,862	$896,154
Investment securities	233,091	188,307	150,859
Other	17,812	14,292	12,204
Total interest income	1,449,144	1,204,461	1,059,217
Interest expense:
Deposits	284,563	170,933	119,773
Borrowings	114,488	83,256	69,059
Total interest expense	399,051	254,189	188,832
Net interest income before provision for loan losses	1,050,093	950,272	870,385
Provision for (recovery of) loan losses (including $752, $1,358, and $(1,681) for covered loans)	25,925	68,747	50,911
Net interest income after provision for loan losses	1,024,168	881,525	819,474
Non-interest income:
Income from resolution of covered assets, net	11,551	27,450	36,155
Net loss on FDIC indemnification	(4,199)	(22,220)	(17,759)
Deposit service charges and fees	14,040	12,997	12,780
Gain (loss) on sale of loans, net (including $5,732, $17,406 and $(14,470) related to covered loans)	15,864	27,589	(4,406)
Gain on investment securities, net	3,159	33,466	14,461
Lease financing	61,685	53,837	44,738
Other non-interest income	29,922	24,785	20,448
Total non-interest income	132,022	157,904	106,417
Non-interest expense:
Employee compensation and benefits	254,997	237,824	223,011
Occupancy and equipment	55,899	58,100	59,022
Amortization of FDIC indemnification asset	261,763	176,466	160,091
Deposit insurance expense	18,984	22,011	17,806
Professional fees	16,539	23,676	14,249
Technology and telecommunications	35,136	31,252	31,324
Depreciation of equipment under operating lease	40,025	35,015	31,580
Other non-interest expense	57,197	50,624	53,364
Total non-interest expense	740,540	634,968	590,447
Income before income taxes	415,650	404,461	335,444
Provision (benefit) for income taxes	90,784	(209,812)	109,703
Net income	$324,866	$614,273	$225,741
Earnings per common share, basic	$3.01	$5.60	$2.11
Earnings per common share, diluted	$2.99	$5.58	$2.09

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2018	2017	2016

Net income	$324,866	$614,273	$225,741
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(57,041)	29,724	14,271
Reclassification adjustment for net securities gains realized in income	(4,486)	(20,247)	(8,749)
Net change in unrealized gain on securities available for sale	(61,527)	9,477	5,522
Unrealized gains on derivative instruments:
Net unrealized holding gain (loss) arising during the period	3,981	(1,559)	3,766
Reclassification adjustment for net (gains) losses realized in income	(1,469)	5,821	9,777
Net change in unrealized gains on derivative instruments	2,512	4,262	13,543
Other comprehensive income (loss)	(59,015)	13,739	19,065
Comprehensive income	$265,851	$628,012	$244,806

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$324,866	$614,273	$225,741
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(86,549)	(95,145)	(113,979)
Provision for loan losses	25,925	68,747	50,911
Income from resolution of covered assets, net	(11,551)	(27,450)	(36,155)
Net loss on FDIC indemnification	4,199	22,220	17,759
(Gain) loss on sale of loans, net	(15,864)	(27,589)	4,406
Gain on investment securities, net	(3,159)	(33,466)	(14,461)
Equity based compensation	23,137	22,692	18,032
Depreciation and amortization	64,268	61,552	56,444
Deferred income taxes	67,778	57,801	30,189
Proceeds from sale of loans held for sale	268,589	158,621	163,088
Loans originated for sale, net of repayments	(155,974)	(142,682)	(148,195)
Other:
(Increase) decrease in other assets	236,461	(319,629)	21,371
Increase (decrease) in other liabilities	82,126	(41,319)	33,359
Net cash provided by operating activities	824,252	318,626	308,510

Cash flows from investing activities:
Purchase of investment securities	(4,138,994)	(3,131,798)	(3,058,106)
Proceeds from repayments and calls of investment securities	1,533,951	1,260,444	724,666
Proceeds from sale of investment securities	1,030,810	1,287,591	1,127,983
Purchase of non-marketable equity securities	(308,126)	(248,405)	(255,100)
Proceeds from redemption of non-marketable equity securities	307,063	266,688	190,825
Purchases of loans	(1,308,772)	(1,300,996)	(1,266,097)
Loan originations, repayments and resolutions, net	404,769	(672,338)	(1,394,916)
Proceeds from sale of loans, net	544,745	196,413	171,367
Proceeds from sale of equipment under operating lease	52,134	4,950	583
Proceeds from sale of residential MSRs	34,573	—	—
Acquisition of equipment under operating lease	(190,500)	(99,553)	(88,559)
Other investing activities	(3,184)	(15,572)	21,123
Net cash used in investing activities	(2,041,531)	(2,452,576)	(3,826,231)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Net increase in deposits	1,595,744	2,387,589	2,552,389
Net increase in federal funds purchased	175,000	—	—
Additions to Federal Home Loan Bank advances	4,647,000	4,916,000	4,025,000
Repayments of Federal Home Loan Bank advances	(4,622,000)	(5,385,000)	(2,795,000)
Dividends paid	(91,305)	(91,628)	(89,824)
Exercise of stock options	7,727	62,095	791
Repurchase of common stock	(299,972)	—	—
Other financing activities	(7,424)	(8,837)	5,178
Net cash provided by financing activities	1,404,770	1,880,219	3,698,534
Net increase (decrease) in cash and cash equivalents	187,491	(253,731)	180,813
Cash and cash equivalents, beginning of period	194,582	448,313	267,500
Cash and cash equivalents, end of period	$382,073	$194,582	$448,313

Supplemental disclosure of cash flow information:
Interest paid	$387,801	$247,548	$186,525
Income taxes (refunded) paid, net	$(288,267)	$69,231	$16,464

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$9,709	$13,313	$17,045
Transfers from loans to loans held for sale	$108,503	$1,973	$2,090
Dividends declared, not paid	$21,673	$23,055	$22,510
Obligations incurred in acquisition of affordable housing limited partnerships	$4,710	$—	$12,750

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2015	103,626,255	$1,036	$1,406,786	$813,894	$22,182	$2,243,898
Comprehensive income	—	—	—	225,741	19,065	244,806
Dividends ($0.84 per common share)	—	—	—	(89,954)	—	(89,954)
Equity based compensation	651,760	7	18,026	—	—	18,033
Forfeiture of unvested shares	(159,049)	(1)	(484)	—	—	(485)
Exercise of stock options	47,979	—	791	—	—	791
Tax benefits from dividend equivalents and equity based compensation	—	—	1,340	—	—	1,340
Balance at December 31, 2016	104,166,945	1,042	1,426,459	949,681	41,247	2,418,429
Comprehensive income	—	—	—	614,273	13,739	628,012
Dividends ($0.84 per common share)	—	—	—	(92,173)	—	(92,173)
Equity based compensation	621,806	6	16,990	—	—	16,996
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(271,954)	(3)	(7,294)	—	—	(7,297)
Exercise of stock options	2,331,388	23	62,072	—	—	62,095
Balance at December 31, 2017	106,848,185	1,068	1,498,227	1,471,781	54,986	3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	324,866	(59,015)	265,851
Dividends ($0.84 per common share)	—	—	—	(89,923)	—	(89,923)
Equity based compensation	696,729	7	20,640	—	—	20,647
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(252,091)	(3)	(6,556)	—	—	(6,559)
Exercise of stock options	291,689	3	7,724	—	—	7,727
Repurchase of common stock	(8,443,138)	(84)	(299,888)	—	—	(299,972)
Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited; collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers in it's geographic footprint in Florida and the New York metropolitan area. The Bank also offers certain commercial lending and deposit products through national platforms.
In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC. The Loss Sharing Agreements consisted of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. Assets covered by the Loss Sharing Agreements are referred to as covered assets or, in certain cases, covered loans. The Single Family Shared-Loss Agreement provided for FDIC loss sharing and the Bank’s reimbursement for recoveries to the FDIC through its termination on February 13, 2019 for single family residential loans and OREO. Loss sharing under the Commercial Shared-Loss Agreement terminated on May 21, 2014. The Commercial Shared-Loss Agreement continued to provide for the Bank’s reimbursement of recoveries to the FDIC through June 30, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. Pursuant to the terms of the Loss Sharing Agreements, the covered assets were subject to a stated loss threshold whereby the FDIC reimbursed BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred.
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
Fair Value Measurements
Certain of the Company's assets and liabilities are reflected in the consolidated financial statements at fair value on either a recurring or non-recurring basis. Investment securities available for sale, marketable equity securities, servicing rights and derivative instruments are measured at fair value on a recurring basis. Assets measured at fair value or fair value less cost to sell on a non-recurring basis may include collateral dependent impaired loans, OREO and other repossessed assets, loans held for sale, goodwill and impaired long-lived assets. These non-recurring fair value measurements typically involve lower-of-cost-or-market accounting or the measurement of impairment of certain assets.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Marketable equity securities with readily determinable fair values are reported at fair value with unrealized gains and losses included in earnings effective January 1, 2018. Equity securities that do not have readily determinable fair values are reported at cost and re-measured at fair value upon occurrence of an observable price change or recognition of impairment.
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
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, government insured residential mortgages, home equity loans and lines of credit, consumer, multi-family, owner and non-owner occupied commercial real estate, construction and land, and commercial and industrial loans, mortgage warehouse lines of credit and direct financing leases. The Company segregates its loan portfolio between covered and non-covered loans. Covered loans are loans acquired from the FDIC in the FSB Acquisition that are covered under the Single Family Shared-Loss Agreement. Covered loans are further segregated between ACI loans and non-ACI loans.
Non-covered Loans
Non-covered loans, other than non-covered ACI loans, are carried at UPB, net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the ALLL
Interest income on these loans is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the level yield method.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Impaired Loans
Loans, other than ACI loans and government insured residential loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. Commercial relationships with committed balances greater than or equal to $1.0 million that have internal risk ratings of substandard or doubtful and are on non-accrual status, as well as loans that have been modified in TDRs, are individually evaluated for impairment. Other commercial relationships on non-accrual status with committed balances under $1.0 million may also be evaluated individually for impairment at management's discretion. The likelihood of loss related to loans assigned internal risk ratings of substandard or doubtful is considered elevated due to their identified credit weaknesses. Factors considered by management in evaluating impairment include payment status, financial condition of the borrower, collateral value, and other factors impacting the probability of collecting scheduled principal and interest payments when due.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Troubled Debt Restructurings
In certain situations, due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, except for ACI loans accounted for in pools, the related loan is classified as a TDR and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below that commensurate with the risk profile of the loans, modification of payment terms and other actions intended to minimize economic loss. A TDR is generally placed on non-accrual status at the time of the modification unless the borrower was performing prior to the restructuring. Modified ACI loans accounted for in pools are not accounted for as TDRs, are not separated from the pools and are not classified as impaired loans.
Allowance for Loan and Lease Losses
The ALLL represents the amount considered adequate by management to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date. The ALLL consists of both specific and general components. The ALLL is established as losses are estimated to have occurred through a provision charged to earnings. Individual loans are charged off against the ALLL when management determines them to be uncollectible.
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
Management believes that loans rated special mention, substandard or doubtful that are not individually evaluated for impairment exhibit characteristics indicative of a heightened level of credit risk. A quantitative loss factor is applied to loans rated special mention based on average annual probability of default and implied severity, derived from internal and external data. Loss factors for substandard and doubtful loans that are not individually evaluated are determined by using default frequency and severity information applied at the loan level. Estimated default frequencies and severities are based on available industry and internal data. In addition, a floor is applied to these calculated loss factors, based on the loss factor applied to the special mention portfolio.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
As noted above, management generally use a 20 quarter look-back period to calculate quantitative loss rates. Management believes this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, which were originated in the current economic cycle. With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level.
Residential and other consumer loans
Non-covered Loans
The non-covered loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for non-covered residential loans is based primarily on relevant proxy historical loss rates. The ALLL for non-covered 1-4 single family residential loans, excluding government insured residential loans, is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 18-quarter average net charge-off rate is used to estimate the ALLL for the non-covered home equity and other consumer loan classes. The non-covered home equity and other consumer loan portfolios are not significant components of the overall loan portfolio. No quantitative ALLL is provided for U.S. Government insured residential loans.
Covered non-ACI Loans
The reserving methodology for the non-ACI 1-4 single family residential mortgages is consistent with the methodology to calculated the ALLL for non-covered residential portfolio segment discussed above.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

•	Changes in and experience levels of credit administration management and staff; and

•	Other factors identified by management that may impact the level of losses inherent in the portfolio, including but not limited to competition and legal and regulatory considerations.
Covered ACI Loans
For ACI loans, a valuation allowance is established when periodic evaluations of expected cash flows reflect a deterioration resulting from credit related factors from the level of cash flows that were estimated to be collected at acquisition plus any additional expected cash flows arising from revisions in those estimates. A quarterly analysis of expected cash flows is performed for ACI loans.
Expected cash flows are estimated on a pool basis for ACI 1-4 single family residential loans. The analysis of expected cash flows incorporates updated expected prepayment rate, default rate, delinquency level and loss severity given default assumptions.
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
The FDIC indemnification asset was amortized to zero as of December 31, 2018 as expectations of losses eligible for indemnification with respect to the remaining covered assets prior to final termination of the Single Family Shared-Loss Agreement were insignificant. See Notes 4 and 5 to our consolidated financial statements for further discussion.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Goodwill
Goodwill of $78 million at both December 31, 2018 and 2017 represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value. The estimated fair value of the reporting unit is based on the market capitalization of the Company's common stock. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.
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
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. The estimated useful lives of premises and equipment are as follows:

•	buildings and improvements - 30 years;

•	leasehold improvements - 5 to 20 years;

•	furniture, fixtures and equipment - 5 to 7 years; and

•	computer equipment - 3 to 5 years.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Software and CCA
Software and CCA are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Direct costs of materials and services associated with developing or obtaining and implementing internal use computer software incurred during the application and development stage are capitalized and amortized over the estimated useful lives of the software. The estimated useful life of software, software licensing rights and CCA implementation costs range from 3 to 5 years.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
December 31, 2018

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
New Accounting Pronouncements Adopted in 2018
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Accounting Standards Codification. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services and require expanded disclosure about revenue from contracts with customers that are within the scope of the standard. Revenue from financial instruments and lease contracts are generally outside the scope of Topic 606 as are revenues that are in the scope of ASC 860 "Transfers and Servicing", ASC 460 "Guarantees" and ASC 815 "Derivatives and Hedging". The Company adopted this standard in the first quarter of 2018 with respect to contracts not completed on the date of adoption using the modified retrospective transition method. Substantially all of the Company's revenues are generated from activities outside the scope of Topic 606; existing revenue recognition policies for contracts with customers that are within the scope of the standard are consistent with the principles in Topic 606. Therefore, there was no impact at adoption to the Company's consolidated financial position, results of operations, or cash flows.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU require customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to capitalize certain implementation costs in the same manner as software developed for internal use. The guidance allows for qualifying costs incurred during the application and development stage to be capitalized, which may include: (1) integration, (2) customization, (3) configuration, (4) installation, (5) architecture and design, (6) coding, and (7) testing. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the applicable component of the hosting arrangement is ready for its intended use. The accounting for the cost of the hosting component of the arrangement is not affected by this ASU. The Company early adopted this ASU in the third quarter of 2018 using the prospective transition approach with no significant impact to the Company's consolidated financial position, results of operations, or cash flows.
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with terms longer than one year. Accounting applied by lessors is largely unchanged by this ASU. The ASU also will require both qualitative and quantitative disclosures that provide additional information about the amounts recorded in the consolidated financial statements. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company did not early adopt this ASU. The most significant impact of adoption is expected to be the recognition, as lessee, of new right-of-use assets and lease

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

liabilities on the Consolidated Balance Sheet for real estate leases currently classified as operating leases. Under a package of practical expedients that the Company plans to elect, the Company will not be required to (i) re-assess whether expired or existing contracts contain leases, (ii) re-assess the classification of expired or existing leases, (iii) re-evaluate initial direct costs for existing leases or (iv) separate lease components of certain contracts from non-lease components. The Company also plans to elect the transition method that allows entities the option of applying the provisions of the ASU at the effective date without adjusting the comparative periods presented. Management has finalized its evaluation of the impact of adoption of this ASU on its processes and controls. The Company has completed its review of contractual arrangements for embedded leases. The Company has acquired and implemented software to facilitate calculation and reporting of the lease liability and right-of-use asset. Relevant accounting policy decisions have been made including use of the incremental borrowing rate to determine the discount rate and assumptions around inclusion of renewals in lease terms. Based on the population of lease contracts existing at December 31, 2018 and an incremental borrowing rate determined as of that date, the Company recognized a lease liability and related right-of-use asset of approximately $104 million and $95 million, respectively, on adoption at January 1, 2019. The Company does not expect the impact of adoption to be material to its consolidated results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value, and be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The ASU requires expanded disclosures including, but not limited to (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for AFS and HTM securities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, however, the Company does not intend to early adopt this ASU. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial position, results of operations or cash flows; however, adoption is likely to lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations. To date, the Company has completed a gap analysis, adopted a detailed implementation plan, established a formal governance structure for the project, documented accounting policy elections, selected and implemented credit loss models for key portfolio segments and in the process of completing model validations, chosen loss estimation methodologies for key portfolio segments, selected a software solution to serve as its CECL platform. The Company has also established an economic forecast committee, and is in the process of documenting processes and controls.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

c	2018	2017	2016
Basic earnings per common share:
Numerator:
Net income	$324,866	$614,273	$225,741
Distributed and undistributed earnings allocated to participating securities	(13,047)	(23,250)	(8,760)
Income allocated to common stockholders for basic earnings per common share	$311,819	$591,023	$216,981
Denominator:
Weighted average common shares outstanding	104,916,865	106,574,448	104,097,182
Less average unvested stock awards	(1,171,994)	(1,104,035)	(1,157,378)
Weighted average shares for basic earnings per common share	103,744,871	105,470,413	102,939,804
Basic earnings per common share	$3.01	$5.60	$2.11
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$311,819	$591,023	$216,981
Adjustment for earnings reallocated from participating securities	(195)	(263)	62
Income used in calculating diluted earnings per common share	$311,624	$590,760	$217,043
Denominator:
Weighted average shares for basic earnings per common share	103,744,871	105,470,413	102,939,804
Dilutive effect of stock options	332,505	387,074	716,366
Weighted average shares for diluted earnings per common share	104,077,376	105,857,487	103,656,170
Diluted earnings per common share	$2.99	$5.58	$2.09
Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at December 31, 2018 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at December 31, 2018, 2017 and 2016 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	2018	2017	2016
Unvested shares and share units	1,463,607	1,431,761	1,303,208
Stock options and warrants	1,960	1,850,279	1,850,279

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$39,885	$2	$(14)	$39,873
U.S. Government agency and sponsored enterprise residential MBS	1,885,302	16,580	(4,408)	1,897,474
U.S. Government agency and sponsored enterprise commercial MBS	374,569	1,293	(1,075)	374,787
Private label residential MBS and CMOs	1,539,058	10,138	(14,998)	1,534,198
Private label commercial MBS	1,486,835	5,021	(6,140)	1,485,716
Single family rental real estate-backed securities	406,310	266	(4,118)	402,458
Collateralized loan obligations	1,239,355	1,060	(5,217)	1,235,198
Non-mortgage asset-backed securities	204,372	1,031	(1,336)	204,067
State and municipal obligations	398,810	3,684	(4,065)	398,429
SBA securities	514,765	6,502	(1,954)	519,313
Other debt securities	1,393	3,453	—	4,846
	8,090,654	$49,030	$(43,325)	8,096,359
Marketable equity securities	60,519			60,519
Investment securities held to maturity	10,000			10,000
	$8,161,173			$8,166,878

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	2017
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$24,981	$—	$(28)	$24,953
U.S. Government agency and sponsored enterprise residential MBS	2,043,373	16,094	(1,440)	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	233,522	1,330	(344)	234,508
Private label residential MBS and CMOs	613,732	16,473	(1,958)	628,247
Private label commercial MBS	1,033,022	13,651	(258)	1,046,415
Single family rental real estate-backed securities	559,741	3,823	(858)	562,706
Collateralized loan obligations	720,429	3,252	—	723,681
Non-mortgage asset-backed securities	119,939	1,808	—	121,747
Marketable equity securities	59,912	3,631	—	63,543
State and municipal obligations	640,511	17,606	(914)	657,203
SBA securities	534,534	16,208	(60)	550,682
Other debt securities	4,090	5,030	—	9,120
	6,587,786	$98,906	$(5,860)	6,680,832
Investment securities held to maturity	10,000			10,000
	$6,597,786			$6,690,832

(1)	At fair value except for securities held to maturity.
Investment securities held to maturity at December 31, 2018 and 2017 consisted of one State of Israel bond with a carrying value of $10 million maturing in 2024.
At December 31, 2018, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments of mortgage-backed and other pass-through securities, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$939,802	$942,507
Due after one year through five years	4,097,200	4,097,966
Due after five years through ten years	2,662,298	2,662,649
Due after ten years	391,354	393,237
	$8,090,654	$8,096,359
Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2018 was 4.5 years. The effective duration of the investment portfolio as of December 31, 2018 was 1.4 years. The model results are based on assumptions that may differ from actual results.
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.1 billion and $2.6 billion at December 31, 2018 and 2017, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table provides information about gains and losses on investment securities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Proceeds from sale of investment securities available for sale	$1,030,810	$1,287,591	$1,127,983

Gross realized gains:
Investment securities available for sale	$8,616	$37,530	$14,924
Gross realized losses:
Investment securities available for sale	(2,514)	(4,064)	—
Net realized gain	6,102	33,466	14,924

Net unrealized losses on marketable equity securities recognized in earnings	(2,943)	—	—

OTTI on investment securities available for sale	—	—	(463)

Gain on investment securities, net	$3,159	$33,466	$14,461
During the year ended December 31, 2016, OTTI was recognized on two positions in one private label commercial MBS. These positions were sold at a loss before the end of 2016.
The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at December 31, 2018 and 2017 (in thousands):

	2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,921	$(14)	$—	$—	$14,921	$(14)
U.S. Government agency and sponsored enterprise residential MBS	450,666	(1,828)	87,311	(2,580)	537,977	(4,408)
U.S. Government agency and sponsored enterprise commercial MBS	146,096	(352)	25,815	(723)	171,911	(1,075)
Private label residential MBS and CMOs	759,921	(7,073)	278,108	(7,925)	1,038,029	(14,998)
Private label commercial MBS	742,092	(5,371)	39,531	(769)	781,623	(6,140)
Single family rental real estate-backed securities	234,305	(1,973)	85,282	(2,145)	319,587	(4,118)
Collateralized loan obligations	749,047	(5,217)	—	—	749,047	(5,217)
Non-mortgage asset-backed securities	136,100	(1,336)	—	—	136,100	(1,336)
State and municipal obligations	208,971	(3,522)	46,247	(543)	255,218	(4,065)
SBA securities	215,975	(1,391)	31,481	(563)	247,456	(1,954)
	$3,658,094	$(28,077)	$593,775	$(15,248)	$4,251,869	$(43,325)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2018 or 2017. As discussed above, OTTI was recognized on two positions in one private label commercial MBS during the year ended December 31, 2016. The Company does not intend to sell securities that are in significant unrealized loss positions at December 31, 2018 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2018, 218 securities were in unrealized loss positions. The amount of impairment related to 53 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $596 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below
U.S. Government agency and sponsored enterprise residential and commercial MBS
At December 31, 2018, thirty-six U.S. Government agency and sponsored enterprise residential MBS and seven U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. Impairment of these securities was primarily attributable to increases in market interest rates subsequent to the date of acquisition. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairments were considered to be temporary.
Private label residential MBS and CMOs
At December 31, 2018, thirty-eight private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of December 31, 2018. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Private label commercial MBS
At December 31, 2018, twenty-seven private label commercial MBS were in unrealized loss positions, primarily as a result of an increase in market interest rates. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Single family rental real estate-backed securities
At December 31, 2018, thirteen single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the absence of projected credit losses the impairments were considered to be temporary.
Collateralized loan obligations:
At December 31, 2018, eighteen collateralized loan obligations were in unrealized loss positions, primarily due to widening credit spreads. The amount of impairment of each of the individual securities was 3% or less of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At December 31, 2018, six non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. The amount of impairment each of the individual securities was less than 3% of amortized cost. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the limited severity of impairment and the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
State and municipal obligations
At December 31, 2018, fourteen state and municipal obligations were in unrealized loss positions. The impairments are primarily attributable to increases in market interest rates and changes in statutory tax rates. All of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses, the impairments were considered to be temporary.
SBA Securities
At December 31, 2018, six SBA securities were in unrealized loss positions. The amount of impairment of each of these securities was 3% or less of amortized cost. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the limited severity of impairment and the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4    Loans and Allowance for Loan and Lease Losses
At December 31, 2018 and 2017, loans consisted of the following (dollars in thousands):

	2018
		Covered Loans			Percent of Total
	Non-Covered Loans	ACI	Non-ACI	Total
Residential and other consumer:
1-4 single family residential	$4,404,047	$190,223	$12,558	$4,606,828	21.0%
Government insured residential	265,701	—	—	265,701	1.2%
Home equity loans and lines of credit	1,393	—	—	1,393	—%
Other consumer loans	15,976	—	—	15,976	0.1%
	4,687,117	190,223	12,558	4,889,898	22.3%
Commercial:
Multi-family	2,583,331	—	—	2,583,331	11.8%
Non-owner occupied commercial real estate	4,700,188	—	—	4,700,188	21.4%
Construction and land	227,134	—	—	227,134	1.0%
Owner occupied commercial real estate	2,122,381	—	—	2,122,381	9.7%
Commercial and industrial	4,801,226	—	—	4,801,226	21.9%
Commercial lending subsidiaries	2,608,834	—	—	2,608,834	11.9%
	17,043,094	—	—	17,043,094	77.7%
Total loans	21,730,211	190,223	12,558	21,932,992	100.0%
Premiums, discounts and deferred fees and costs, net	45,421	—	(1,405)	44,016
Loans including premiums, discounts and deferred fees and costs	21,775,632	190,223	11,153	21,977,008
Allowance for loan and lease losses	(109,901)	—	(30)	(109,931)
Loans, net	$21,665,731	$190,223	$11,123	$21,867,077

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Included in non-covered loans above are $18 million and $34 million at December 31, 2018 and 2017, respectively, of ACI commercial loans acquired in the FSB Acquisition.
Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At December 31, 2018 and 2017, the commercial lending subsidiaries portfolio included a net investment in direct financing leases of $739 million and $738 million, respectively.
The following table presents the components of the investment in direct financing leases as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Total minimum lease payments to be received	$808,921	$792,064
Estimated unguaranteed residual value of leased assets	7,355	17,872
Gross investment in direct financing leases	816,276	809,936
Unearned income	(81,864)	(76,900)
Initial direct costs	4,833	5,184
	$739,245	$738,220

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

As of December 31, 2018, future minimum lease payments to be received under direct financing leases were as follows (in thousands):

Years Ending December 31:
2019	$197,004
2020	169,437
2021	109,057
2022	69,242
2023	56,312
Thereafter	207,869
$808,921
During both of the years ended December 31, 2018 and 2017, the Company purchased 1-4 single family residential loans totaling $1.3 billion. Purchases for the year ended December 31, 2018 included $371 million of government insured residential loans.
At December 31, 2018, the Company had pledged real estate loans with UPB of approximately $9.8 billion and recorded investment of approximately $9.6 billion as security for FHLB advances.
Covered loans
Covered loans with UPB totaling $401 million and a carrying value of $201 million as of December 31, 2018 were retained in portfolio. During the years ended December 31, 2018, 2017 and 2016, the Company sold covered residential loans to third parties on a non-recourse basis. The following table summarizes the impact of these transactions (in thousands):

	2018	2017	2016
UPB of loans sold	$539,853	$203,970	$241,348

Cash proceeds, net of transaction costs	$488,972	$169,828	$171,367
Recorded investment in loans sold	483,240	152,422	185,837
Gain (loss) on sale of covered loans, net	$5,732	$17,406	$(14,470)

Gain (loss) on FDIC indemnification, net	$3,388	$(1,523)	$11,615

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

At December 31, 2018 and 2017, the UPB of ACI loans was $408 million and $1.1 billion, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

Balance at December 31, 2015	$902,565
Reclassifications from non-accretable difference	76,751
Accretion	(303,931)
Balance at December 31, 2016	675,385
Reclassifications from non-accretable difference, net	81,501
Accretion	(301,827)
Balance at December 31, 2017	455,059
Reclassifications from non-accretable difference, net	128,499
Accretion	(369,915)
Other changes, net (1)	78,204
Balance at December 31, 2018	$291,847

(1)	Represents changes in cash flows expected to be collected due to the impact of changes in prepayment assumptions.

Allowance for loan and lease losses
Activity in the ALLL for the years ended December 31, 2018, 2017 and 2016 is summarized in the tables below (in thousands):

	2018
	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,720	$134,075	$144,795
Provision for loan losses:
Covered loans	752	—	752
Non-covered loans	280	24,893	25,173
Total provision	1,032	24,893	25,925
Charge-offs:
Covered loans	(1,200)	—	(1,200)
Non-covered loans	(265)	(65,619)	(65,884)
Total charge-offs	(1,465)	(65,619)	(67,084)
Recoveries:
Covered loans	220	—	220
Non-covered loans	281	5,794	6,075
Total recoveries	501	5,794	6,295
Ending balance	$10,788	$99,143	$109,931

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents information about the balance of the ALLL and related loans as of December 31, 2018 and 2017 (in thousands):

	2018			2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$10,788	$99,143	$109,931	$10,720	$134,075	$144,795
Covered loans:
Ending balance	$30	$—	$30	$258	$—	$258
Ending balance: non-ACI loans individually evaluated for impairment	$—	$—	$—	$118	$—	$118
Ending balance: non-ACI loans collectively evaluated for impairment	$30	$—	$30	$140	$—	$140
Non-covered loans:
Ending balance	$10,758	$99,143	$109,901	$10,462	$134,075	$144,537
Ending balance: loans individually evaluated for impairment	$134	$12,143	$12,277	$63	$18,776	$18,839
Ending balance: loans collectively evaluated for impairment	$10,624	$87,000	$97,624	$10,399	$115,299	$125,698
Loans:
Covered loans:
Ending balance	$201,376	$—	$201,376	$503,118	$—	$503,118
Ending balance: non-ACI loans individually evaluated for impairment	$—	$—	$—	$2,221	$—	$2,221
Ending balance: non-ACI loans collectively evaluated for impairment	$11,153	$—	$11,153	$21,829	$—	$21,829
Ending balance: ACI loans	$190,223	$—	$190,223	$479,068	$—	$479,068
Non-covered loans:
Ending balance	$4,747,604	$17,028,028	$21,775,632	$4,196,080	$16,717,306	$20,913,386
Ending balance: loans, other than ACI loans, individually evaluated for impairment	$7,690	$108,841	$116,531	$1,234	$173,706	$174,940
Ending balance: loans, other than ACI loans, collectively evaluated for impairment	$4,739,914	$16,901,262	$21,641,176	$4,194,846	$16,509,824	$20,704,670
Ending balance: ACI loans	$—	$17,925	$17,925	$—	$33,776	$33,776

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Credit quality information
The table below presents information about loans or ACI pools identified as impaired as of December 31, 2018 and 2017 (in thousands):

	2018			2017
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
Non-covered loans:
With no specific allowance recorded:
1-4 single family residential (1)	$5,724	$5,605	$—	$120	$122	$—
Multi-family	25,560	25,592	—	—	—	—
Non-owner occupied commercial real estate	12,293	12,209	—	10,922	10,838	—
Construction and land	9,923	9,925	—	1,175	1,175	—
Owner occupied commercial real estate	9,007	9,024	—	22,002	22,025	—
Commercial and industrial
Taxi medallion loans	775	775	—	13,560	13,559	—
Other commercial and industrial	12,739	12,744	—	345	374	—
Commercial lending subsidiaries	3,152	3,149	—	—	—	—
With a specific allowance recorded:
1-4 single family residential (1)	1,966	1,941	134	1,114	1,090	63
Multi-family	—	—	—	23,173	23,175	1,732
Owner occupied commercial real estate	3,316	3,322	844	3,075	3,079	2,960
Non-owner occupied commercial real estate	1,666	1,667	731	—	—	—
Commercial and industrial
Taxi medallion loans	—	—	—	92,507	92,508	12,214
Other commercial and industrial	10,939	10,946	3,831	3,626	3,624	1,540
Commercial lending subsidiaries	19,471	19,385	6,737	3,321	3,296	330
Total:
Residential and other consumer	$7,690	$7,546	$134	$1,234	$1,212	$63
Commercial	108,841	108,738	12,143	173,706	173,653	18,776
	$116,531	$116,284	$12,277	$174,940	$174,865	$18,839
Covered loans:
Non-ACI loans:
With no specific allowance recorded:
1-4 single family residential	$—	$—	$—	$1,061	$1,203	$—
With a specific allowance recorded:
1-4 single family residential	—	—	—	1,160	1,314	118
	$—	$—	$—	$2,221	$2,517	$118

(1)	Includes government insured residential loans at December 31, 2018 and 2017.
Interest income recognized on impaired loans and pools was insignificant for the year ended December 31, 2018 and approximately $9.6 million for the year ended December 31, 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents the average recorded investment in impaired loans for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$4,910	$1,743	$868	$2,345	$301	$3,067
Home equity loans and lines of credit	—	—	—	8,403	—	9,225
	4,910	$1,743	868	$10,748	301	$12,292
Commercial:
Multi-family	25,679		4,259		—
Non-owner occupied commercial real estate	14,106		5,537		710
Construction and land	6,551		2,789		797
Owner occupied commercial real estate	16,207		19,882		14,645
Commercial and industrial
Taxi medallion loans	79,786		108,977		45,012
Other commercial and industrial	17,602		38,275		40,443
Commercial lending subsidiaries	9,757		22,865		15,052
	169,688		202,584		116,659
	$174,598		$203,452		$116,960
In addition to the above, a pool of ACI home equity loans and lines of credit was impaired during 2017. All of the loans from this pool were sold in the fourth quarter of 2017. The average balance of impaired ACI home equity loans and lines of credit for the year ended December 31, 2017 was $3.9 million.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents the recorded investment in loans on non-accrual status as of December 31, 2018 and 2017 (in thousands):

	2018		2017
	Non-Covered Loans	Covered Non-ACI Loans	Non-Covered Loans	Covered Non-ACI Loans
Residential and other consumer:
1-4 single family residential	$6,316	$—	$9,705	$1,341
Other consumer loans	288	—	821	—
	6,604	$—	10,526	$1,341
Commercial:
Multi-family	25,560		—
Non-owner occupied commercial real estate	16,050		12,716
Construction and land	9,923		1,175
Owner occupied commercial real estate	19,789		29,020
Commercial and industrial
Taxi medallion loans	775		106,067
Other commercial and industrial	27,809		7,049
Commercial lending subsidiaries	22,733		3,512
	122,639		159,539
	$129,243		$170,065
Non-covered loans contractually delinquent by 90 days or more and still accruing totaled $0.7 million and $1.9 million at December 31, 2018 and 2017, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $5.0 million and $4.1 million for the years ended December 31, 2018 and 2017, respectively.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following tables summarize key indicators of credit quality for the Company's loans as of December 31, 2018 and 2017. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for non-covered loans, excluding government insured residential loans, based on original LTV and FICO score:

	2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$105,812	$123,877	$197,492	$813,944	$1,241,125
60% - 70%	120,982	109,207	170,531	597,659	998,379
70% - 80%	156,519	203,121	374,311	1,264,491	1,998,442
More than 80%	17,352	35,036	36,723	136,487	225,598
	$400,665	$471,241	$779,057	$2,812,581	$4,463,544

	2017
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$91,965	$117,318	$185,096	$815,792	$1,210,171
60% - 70%	100,866	103,387	147,541	590,493	942,287
70% - 80%	149,209	183,064	324,884	1,139,902	1,797,059
More than 80%	16,116	30,408	28,149	121,689	196,362
	$358,156	$434,177	$685,670	$2,667,876	$4,145,879

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Commercial credit exposure, based on internal risk rating:

	2018
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$2,547,835	$4,611,029	$216,917	$2,077,611	$—	$4,706,666	$1,462,655	$1,105,821	$16,728,534
Special mention	2,932	16,516	—	13,368	—	38,097	—	10,157	81,070
Substandard	34,654	61,335	9,923	28,901	775	42,916	—	31,522	210,026
Doubtful	—	—	—	—	—	1,746	—	6,643	8,389
	$2,585,421	$4,688,880	$226,840	$2,119,880	$775	$4,789,425	$1,462,655	$1,154,143	$17,028,019

	2017
					Commercial and Industrial		Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Taxi Medallion Loans	Other Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$3,124,819	$4,360,827	$305,043	$1,954,464	$—	$3,965,241	$1,524,622	$954,376	$16,189,392
Special mention	34,837	33,094	—	22,161	—	37,591	—	55,551	183,234
Substandard	59,297	80,880	5,441	33,145	104,682	27,010	—	27,950	338,405
Doubtful	—	—	—	2,972	1,385	1,918	—	—	6,275
	$3,218,953	$4,474,801	$310,484	$2,012,742	$106,067	$4,031,760	$1,524,622	$1,037,877	$16,717,306

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Aging of loans:
The following table presents an aging of loans as of December 31, 2018 and 2017. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	2018					2017
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Non-covered loans:
1-4 single family residential	$4,440,061	$14,736	$1,838	$6,909	$4,463,544	$4,121,624	$15,613	$4,941	$3,701	$4,145,879
Government insured residential	31,348	8,342	8,871	218,168	266,729	23,455	1,611	1,153	1,855	28,074
Home equity loans and lines of credit	1,393	—	—	—	1,393	1,633	21	—	—	1,654
Other consumer loans	15,947	—	—	—	15,947	19,958	15	—	500	20,473
Multi-family	2,585,421	—	—	—	2,585,421	3,218,953	—	—	—	3,218,953
Non-owner occupied commercial real estate	4,682,443	3,621	1,374	1,442	4,688,880	4,464,967	7,549	—	2,285	4,474,801
Construction and land	224,828	916	—	1,096	226,840	309,309	—	—	1,175	310,484
Owner occupied commercial real estate	2,106,104	2,826	1,087	9,863	2,119,880	2,004,397	1,292	499	6,554	2,012,742
Commercial and industrial
Taxi medallion loans	155	—	—	620	775	88,394	6,048	3,333	8,292	106,067
Other commercial and industrial	4,772,823	6,732	926	8,944	4,789,425	4,025,784	4,291	291	1,394	4,031,760
Commercial lending subsidiaries
Pinnacle	1,462,655	—	—	—	1,462,655	1,524,622	—	—	—	1,524,622
Bridge	1,152,312	603	—	1,228	1,154,143	1,037,025	852	—	—	1,037,877
	$21,475,490	$37,776	$14,096	$248,270	$21,775,632	$20,840,121	$37,292	$10,217	$25,756	$20,913,386
Covered loans:
Non-ACI loans:
1-4 single family residential	$11,153	$—	$—	$—	$11,153	$21,106	$1,603	$—	$1,341	$24,050
ACI loans:
1-4 single family residential	$189,557	$334	$288	$44	$190,223	$448,125	$10,388	$2,719	$17,836	$479,068
1-4 single family residential ACI loans that are contractually delinquent by more than 90 days and accounted for in pools on which discount continues to be accreted totaled $44 thousand and $18 million at December 31, 2018 and 2017, respectively. Government insured residential loans on accrual status that are delinquent by more than 90 days totaled $218 million at December 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Loan Concentrations:
At December 31, 2018 and 2017, 1-4 single family residential loans outstanding, excluding government insured residential loans, were collateralized by property located in the following states (dollars in thousands):

	2018
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$1,172,470	$4,751	$1,177,221	26.3%	25.2%
New York	971,121	6,025	977,146	21.8%	20.9%
Florida	520,427	124,593	645,020	11.7%	13.8%
DC	182,399	812	183,211	4.1%	3.9%
Virginia	179,132	5,624	184,756	4.0%	4.0%
Others	1,437,995	59,571	1,497,566	32.1%	32.2%
	$4,463,544	$201,376	$4,664,920	100.0%	100.0%

	2017
				Percent of Total
	Non-Covered Loans	Covered Loans	Total	Non-Covered Loans	Total Loans
California	$1,094,047	$23,780	$1,117,827	26.4%	24.0%
New York	871,331	16,847	888,178	21.0%	19.1%
Florida	526,540	281,396	807,936	12.7%	17.4%
Virginia	181,912	22,290	204,202	4.4%	4.4%
DC	169,502	1,933	171,435	4.1%	3.7%
Others	1,302,547	156,872	1,459,419	31.4%	31.4%
	$4,145,879	$503,118	$4,648,997	100.0%	100.0%
No other state represented borrowers with more than 4.0% of total 1-4 single family residential loans outstanding, excluding government insured residential loans, at December 31, 2018 or 2017. At December 31, 2018, 44.8% and 32.5% of loans in the commercial portfolio were to borrowers in Florida and the New York tri-state area, respectively. At December 31, 2017, 43.4% and 36.4% of loans in the non-covered commercial portfolio were to borrowers in Florida and the New York tri-state area, respectively.
Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate properties included in "Other assets" in the accompanying consolidated balance sheets totaled $6 million and $3 million at December 31, 2018 and December 31, 2017, respectively. The recorded investment in non-government insured residential mortgage loans in the process of foreclosure was insignificant at December 31, 2018 and $11 million at December 31, 2017. The recorded investment in government insured residential loans in the process of foreclosure totaled $85 million at December 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Troubled debt restructurings
The following tables summarize loans that were modified in TDRs during the years ended December 31, 2018, 2017 and 2016, as well as loans modified during the years ended December 31, 2018, 2017 and 2016 that experienced payment defaults during the periods (dollars in thousands):

	2018
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential(1)	36	$6,462	18	$2,489
Non-owner occupied commercial real estate	3	5,932	1	2,949
Owner occupied commercial real estate	2	1,076	—	—
Commercial and industrial	6	6,646	2	217
	47	$20,116	21	$5,655

	2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	7	$676	5	$595
Multi-family	2	23,173	—	—
Owner occupied commercial real estate	3	4,685	—	—
Commercial and industrial
Taxi medallion loans	110	48,526	8	2,725
Other commercial and industrial	2	1,378	—	—
	124	$78,438	13	$3,320

	2016
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Non-covered loans:
1-4 single family residential	2	$326	—	$—
Owner occupied commercial real estate	3	5,117	1	491
Commercial and industrial
Taxi medallion loans	74	64,854	15	8,657
Other commercial and industrial	8	23,247	2	1,482
Commercial lending subsidiaries	6	6,735	1	2,500
	93	$100,279	19	$13,130
Covered loans:
Non-ACI loans:
Home equity loans and lines of credit	17	$2,016	1	$370

ACI loans:
Owner occupied commercial real estate	1	$825	—	$—

(1)	Includes government insured residential loans modified during the year ended December 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Modifications during the years ended December 31, 2018, 2017 and 2016 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.
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
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(752)	$523	$(229)
Income from resolution of covered assets, net	11,551	(9,332)	2,219
Gain on sale of covered loans	5,732	3,388	9,120
Loss on covered OREO	(1,620)	1,222	(398)
	$14,911	$(4,199)	$10,712

	2017
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(1,358)	$1,039	$(319)
Income from resolution of covered assets, net	27,450	(21,912)	5,538
Gain on sale of covered loans	17,406	(1,514)	15,892
Loss on covered OREO	(203)	167	(36)
	$43,295	$(22,220)	$21,075

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	2016
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Recovery of losses on covered loans	$1,681	$(1,472)	$209
Income from resolution of covered assets, net	36,155	(28,946)	7,209
Loss on sale of covered loans	(14,470)	11,615	(2,855)
Loss on covered OREO	(1,301)	1,044	(257)
	$22,065	$(17,759)	$4,306
Changes in the FDIC indemnification asset for the years ended December 31, 2018, 2017 and 2016, were as follows (in thousands):

Balance at December 31, 2015	$739,843
Amortization	(160,091)
Reduction for claims filed	(46,083)
Net loss on FDIC indemnification	(17,759)
Balance at December 31, 2016	515,910
Amortization	(176,466)
Reduction for claims filed	(21,589)
Net loss on FDIC indemnification	(22,220)
Balance at December 31, 2017	295,635
Amortization	(261,763)
Reduction for claims	(29,673)
Net loss on FDIC indemnification	(4,199)
Balance at December 31, 2018	$—
The FDIC indemnification asset was amortized to zero as of December 31, 2018 as expectations of losses eligible for indemnification with respect to the remaining covered loans prior to final termination of the Single Family Shared-Loss Agreement were insignificant.
Note 6    Equipment Under Operating Lease
Equipment under operating lease consists primarily of railcars and other transportation equipment. The components of equipment under operating lease as of December 31, 2018 and 2017, are summarized as follows (in thousands):

	2018	2017
Equipment under operating lease	$802,302	$674,434
Less: accumulated depreciation	(99,948)	(74,932)
Equipment under operating lease, net	$702,354	$599,502
The Company recognized impairment of $4.1 million during the year ended December 31, 2016, related to a group of tank cars impacted by new safety regulations. This impairment charge is included in "Depreciation of equipment under operating lease" in the accompanying consolidated statements of income. No impairment was recognized during the years ended December 31, 2018 and 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

At December 31, 2018, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2019	$65,201
2020	59,512
2021	49,987
2022	43,482
2023	35,342
Thereafter through 2033	100,170
$353,694
Note 7    Premises and Equipment, Lease Commitments, Software and CCA
Premises and equipment are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Buildings and improvements	$18,793	$18,793
Leasehold improvements	69,651	70,298
Furniture, fixtures and equipment	36,581	35,675
Computer equipment	22,218	21,078
Software and software licensing rights	47,653	42,908
Aircraft and automobiles	11,614	11,744
Capitalized implementation costs of CCA	879	—
	207,389	200,496
Less: accumulated depreciation	(135,743)	(121,477)
Premises and equipment, net	$71,646	$79,019
Buildings and improvements includes $11 million related to property under capital lease at both December 31, 2018 and 2017.
Depreciation and amortization expense related to premises and equipment, including amortization of assets recorded under capital leases, was $18.5 million, $19.4 million and $21.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company leases branch and office facilities under operating leases, most of which contain renewal options under various terms. Total rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $26.0 million, $27.5 million, and $27.6 million, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

As of December 31, 2018, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2019	$21,207
2020	17,629
2021	15,858
2022	12,114
2023	10,311
Thereafter through 2034	42,984
$120,103
Note 8    Deposits
The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,389,191	—%	$3,069,565	—%	$2,968,192	—%
Interest bearing	1,627,828	1.13%	1,586,390	0.81%	1,382,717	0.60%
Money market	10,350,772	1.41%	9,364,498	0.85%	7,946,447	0.64%
Savings	284,198	0.26%	365,603	0.21%	415,205	0.23%
Time	6,617,006	1.81%	6,094,336	1.27%	5,326,630	1.12%
	$22,268,995	1.28%	$20,480,392	0.83%	$18,039,191	0.66%
Time deposit accounts with balances of $100,000 or more totaled approximately $4.1 billion at both December 31, 2018 and 2017. Time deposit accounts with balances of $250,000 or more totaled $2.4 billion and $2.3 billion at December 31, 2018 and 2017, respectively.
The following table presents maturities of time deposits as of December 31, 2018 (in thousands):

Maturing in:
2019	$5,119,279
2020	1,533,117
2021	94,973
2022	22,316
2023	50,073
$6,819,758
Included in deposits at December 31, 2018 are public funds deposits of $2.6 billion and brokered deposits of $2.5 billion. Investment securities available for sale with a carrying value of $1.3 billion were pledged as security for public funds deposits at December 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Interest expense on deposits for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Interest bearing demand	$18,391	$12,873	$8,343
Money market	145,585	79,645	50,802
Savings	739	752	972
Time	119,848	77,663	59,656
	$284,563	$170,933	$119,773
Note 9 Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2018 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2019—One month or less	$2,325,000	2.24%	2.53%	2.41%
2019—Over one month	1,821,000	1.46%	2.76%	2.58%
2020	375,000	1.67%	2.91%	2.49%
2021	275,000	2.73%	3.02%	2.89%
Carrying value	$4,796,000
The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2018, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $10.2 billion as collateral for advances from the FHLB.
At December 31, 2018 and 2017 outstanding senior notes payable and other borrowings consisted of the following (dollars in thousands):

	2018	2017
Principal amount of 4.875% senior notes	$400,000	$400,000
Unamortized discount and debt issuance costs	(5,610)	(6,275)
	394,390	393,725
Capital lease obligations	8,359	9,105
	$402,749	$402,830
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

At December 31, 2018, BankUnited had available borrowing capacity at the FHLB of approximately $3.7 billion, unused borrowing capacity at the FRB of approximately $410 million and unused Federal funds lines of credit with other financial institutions totaling $85 million.
Note 10    Income Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Current:
Federal	$2,172	$(251,880)	$51,806
State	20,834	(15,733)	27,708
	23,006	(267,613)	79,514
Deferred:
Federal	51,303	46,377	35,045
State	16,475	11,424	(4,856)
	67,778	57,801	30,189
	$90,784	$(209,812)	$109,703
A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% during the year ended December 31, 2018 and 35% during the years ended December 31, 2017 and 2016, respectively, to the Company's effective income tax rate follows (dollars in thousands):

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$87,286	21.00%	$141,561	35.00%	$117,405	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(18,923)	(4.55)%	(29,511)	(7.30)%	(23,215)	(6.92)%
State income taxes, net of federal tax benefit	31,182	7.50%	19,332	4.78%	15,894	4.74%
Discrete income tax benefit	—	—%	(327,945)	(81.08)%	—	—%
Other, net	(8,761)	(2.11)%	(13,249)	(3.27)%	(381)	(0.12)%
	$90,784	21.84%	$(209,812)	(51.87)%	$109,703	32.70%
The discrete income tax benefit recognized in the year ended December 31, 2017 related to a matter that arose during an ongoing audit of the Company's 2013 federal income tax return. During that audit, the Company asserted that U.S. federal income taxes paid in respect of certain income previously reported by the Company on its 2012, 2013 and 2014 federal income tax returns related to the basis assigned to certain loans acquired in the FSB Acquisition should be refunded to the Company, in light of guidance issued after the relevant returns had been filed. The discrete income tax benefit recognized in 2017 included expected refunds of federal income tax of $295.0 million, as well as $8.7 million in estimated interest on the federal refund and estimated refunds of $24.2 million from certain state and local taxing jurisdictions.
The Company is continuing to evaluate whether it has claims in other state jurisdictions and whether it may have any claims for federal or state income taxes relating to tax years prior to 2012. The Company has not reached any conclusion as to when or to what extent it may have any claims relating to such other state and local taxing jurisdictions or in respect of prior tax years.
The TCJA was signed into law in 2017, reducing the statutory corporate federal income tax rate from 35% to 21%, effective January 1, 2018. A tax benefit of $3.7 million, representing the impact of the rate change on deferred tax assets and

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

liabilities existing at the date of enactment, was recognized in earnings during the quarter ended December 31, 2017 and is included in the "Other, net" line item in the reconciliation above.
The components of deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$52,341	$66,395
Allowance for loan and lease losses	25,599	33,309
Net operating loss and tax credit carryforwards	17,209	15,892
Other	33,330	31,859
Gross deferred tax assets	128,479	147,455
Deferred tax liabilities:
Net unrealized gains on investment securities available for sale	1,757	24,657
Lease financing, due to differences in depreciation	167,856	113,161
Other	9,195	13,468
Gross deferred tax liabilities	178,808	151,286
Net deferred tax liability	$(50,329)	$(3,831)
Based on the evaluation of available evidence, management has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factors supporting this conclusion are the amount of taxable income available for carryback and the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2018, remaining carryforwards included federal net operating loss carryforwards in the amount of $7.6 million expiring from 2029 through 2032, Florida net operating loss carryforwards in the amount of $108.8 million, expiring from 2030 through 2037, and state tax credit carryforwards in the amount of $10.9 million, expiring in 2019.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $64 million at both December 31, 2018 and 2017. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $21 million and $26 million at December 31, 2018 and 2017, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2018 was approximately $78 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the years ended December 31, 2018, 2017 and 2016

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company has a liability for unrecognized tax benefits relating to uncertain federal and state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 follows (in thousands):

	2018	2017	2016
Balance, beginning of period	$59,220	$72,736	$43,412
Additions for tax positions related to the current year	2,399	1,882	2,713
Additions for tax positions related to prior periods	77,101	1,661	25,168
Reductions due to change in tax position	(26,037)	(15,316)	—
Reductions due to settlements with taxing authorities	—	—	(200)
Reductions due to lapse of the statute of limitations	(675)	(2,229)	—
	112,008	58,734	71,093
Interest and penalties	4,073	486	1,643
Balance, end of period	$116,081	$59,220	$72,736
As of December 31, 2018, 2017 and 2016, the Company had $78.2 million, $43.6 million and $45.0 million of unrecognized federal and state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2018 as a result of settlements with taxing authorities range from zero to $42.8 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2018 and 2017, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $6.5 million and $3.2 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense were $3.2 million, $0.3 million and $1.1 million in 2018, 2017 and 2016, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. Income tax returns for the tax years ended December 31, 2018, 2017, 2016 and 2015 remain subject to examination in the U.S. Federal and various state tax jurisdictions. The tax years ended December 31, 2009, 2010, 2011 and 2012, 2013 and 2014 remain subject to examination by certain states.
Note 11 Derivatives and Hedging Activities
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the years ended December 31, 2018, 2017 and 2016 was not material.
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
December 31, 2018

counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at December 31, 2018 and 2017.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at December 31, 2018 and 2017 (dollars in thousands):

	2018
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.38%	3-Month Libor	4.0	$2,846,000	Other assets / Other liabilities	$3,405	$—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.10%	Indexed to 1-month Libor	6.0	1,048,196	Other assets / Other liabilities	14,883	(6,991)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.10%	6.0	1,048,196	Other assets / Other liabilities	11,318	(16,874)
Interest rate caps purchased, indexed to 1-month Libor			3.43%	1.2	98,407	Other assets	9	—
Interest rate caps sold, indexed to 1-month Libor		3.43%		1.2	98,407	Other liabilities	—	(9)
					$5,139,206		$29,615	$(23,874)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$1,999	$(9,621)	$(16,161)	Interest expense on borrowings
During the years ended December 31, 2018, 2017 and 2016, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2018, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $7.9 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at December 31, 2018 and 2017 (in thousands):

	2018
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$18,297	$—	$18,297	$(5,264)	$(13,129)	$(96)
Derivative liabilities	(6,991)	—	(6,991)	5,264	436	(1,291)
	$11,306	$—	$11,306	$—	$(12,693)	$(1,387)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
At December 31, 2018, the Company had pledged net financial collateral of $0.4 million as collateral for initial margin requirements on centrally cleared derivatives and interest rate swaps in a liability position that are not centrally cleared. Financial collateral of $15 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 12    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(77,607)	$20,566	$(57,041)
Amounts reclassified to gain on investment securities available for sale, net	(6,103)	1,617	(4,486)
Net change in unrealized gains on investment securities available for sale	(83,710)	22,183	(61,527)
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	5,416	(1,435)	3,981
Amounts reclassified to interest expense on borrowings	(1,999)	530	(1,469)
Net change in unrealized losses on derivative instruments	3,417	(905)	2,512
Other comprehensive loss	$(80,293)	$21,278	$(59,015)

	2017
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$49,131	$(19,407)	$29,724
Amounts reclassified to gain on investment securities available for sale, net	(33,466)	13,219	(20,247)
Net change in unrealized gains on investment securities available for sale	15,665	(6,188)	9,477
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(2,577)	1,018	(1,559)
Amounts reclassified to interest expense on borrowings	9,621	(3,800)	5,821
Net change in unrealized losses on derivative instruments	7,044	(2,782)	4,262
Other comprehensive income	$22,709	$(8,970)	$13,739

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	2016
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$23,588	$(9,317)	$14,271
Amounts reclassified to gain on investment securities available for sale, net	(14,461)	5,712	(8,749)
Net change in unrealized gains on investment securities available for sale	9,127	(3,605)	5,522
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	6,225	(2,459)	3,766
Amounts reclassified to interest expense on borrowings	16,161	(6,384)	9,777
Net change in unrealized losses on derivative instruments	22,386	(8,843)	13,543
Other comprehensive income	$31,513	$(12,448)	$19,065
The categories of AOCI and changes therein are presented below for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2015	$41,535	$(19,353)	$22,182
Other comprehensive income	5,522	13,543	19,065
Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	9,477	4,262	13,739
Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(61,527)	2,512	(59,015)
Balance at December 31, 2018	$4,194	$679	$4,873

Other
In January 2019, the Company's Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The program may be commenced, suspended or discontinued without prior notice.
In conjunction with a previous acquisition, the Company had issued 1,834,160 warrants to purchase its common stock. The warrants expired unexercised in November 2018.
Note 13    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the 2010 Plan. In 2014, the Board of Directors and the Company's stockholders approved the 2014 Plan. The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 118,847 shares remain available for issuance as of December 31, 2018. The number of shares of common stock available for issuance under the 2014 Plan is 4,000,000, of which 2,061,087 shares remain available for issuance as of December 31, 2018. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plans may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.
Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Compensation cost of equity based awards:
Unvested and restricted share awards	$19,415	$18,087	$16,885
Executive share-based awards	3,027	3,416	1,482
Incentive awards	798	1,289	—
Total compensation cost of equity based awards	23,240	22,792	18,367
Related tax benefits	(5,783)	(8,576)	(6,899)
Compensation cost of equity based awards, net of tax	$17,457	$14,216	$11,468
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the years ended December 31, 2018, 2017 and 2016 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2015	1,040,385	$31.86
Granted	651,760	31.00
Vested	(428,167)	31.79
Canceled or forfeited	(143,278)	31.31
Unvested share awards outstanding, December 31, 2016	1,120,700	31.46
Granted	621,806	40.24
Vested	(553,007)	31.67
Canceled or forfeited	(81,022)	34.51
Unvested share awards outstanding, December 31, 2017	1,108,477	36.06
Granted	683,137	40.06
Vested	(532,662)	34.64
Canceled or forfeited	(72,714)	38.43
Unvested share awards outstanding, December 31, 2018	1,186,238	$38.86

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. All of the shares vest in equal annual installments over a period of three years from the date of grant. The following table summarizes the range of the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	2018	2017	2016
Range of the closing price on date of grant	$33.44 - $42.8	$33.21 - $40.84	$29.78 - $33.76
Aggregate grant date fair value of shares vesting	$18,451	$17,514	$13,613
The total unrecognized compensation cost of $26.5 million for all unvested share awards outstanding at December 31, 2018 will be recognized over a weighted average remaining period of 1.70 years.
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
The Company has cash settled all tranches of RSUs that have vested through December 31, 2017. RSUs vested on December 31, 2018 have not yet settled. As a result of the previous cash settlements, all RSUs and PSUs have been determined to be liability instruments and are remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the years ended December 31, 2018, 2017 and 2016 follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2015	—	—
Granted	97,852	57,873
Vested	(19,291)	—
Unvested executive share-based awards outstanding, December 31, 2016	78,561	57,873
Granted	47,848	47,848
Vested	(35,238)	—
Unvested executive share-based awards outstanding, December 31, 2017	91,171	105,721
Granted	52,026	52,026
Vested	(52,585)	(57,873)
Unvested executive share-based awards outstanding, December 31, 2018	90,612	99,874
The total liability for the share units was $5.5 million at December 31, 2018. The total unrecognized compensation cost of $3.9 million for these share units at December 31, 2018 will be recognized over a weighted average remaining period of 1.78 years.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. The awards vest in equal installments over a period of three years from the date of grant. The total liability for incentive share awards was $0.8 million at December 31, 2018. The total unrecognized compensation cost of $2.3 million for incentive share awards at December 31, 2018 will be recognized over a weighted average remaining period of 3.00 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 683,137 unvested share awards granted during the year ended December 31, 2018, as discussed above, included 77,050 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2017.
Option Awards
A summary of activity related to stock option awards for the years ended December 31, 2018, 2017 and 2016 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2015	3,651,152	$26.62
Exercised	(47,979)	16.50
Canceled or forfeited	(1,097)	63.74
Option awards outstanding, December 31, 2016	3,602,076	26.74
Exercised	(2,331,388)	26.63
Option awards outstanding, December 31, 2017	1,270,688	26.93
Exercised	(291,689)	26.49
Canceled or forfeited	(14,159)	11.14
Option awards outstanding and exercisable, December 31, 2018	964,840	$27.30
The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $4.6 million, $25.8 million and $0.9 million, respectively. The related tax benefit of options exercised was $1.1 million, $4.0 million and $0.3 million, respectively, during the years ended December 31, 2018, 2017 and 2016.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

There were no option awards granted during the years ended December 31, 2018, 2017 and 2016. Additional information about options outstanding and exercisable at December 31, 2018 is presented in the following table:

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$11.14	3,910	0.73	$74
$15.94 - $19.97	29,145	1.59	357
$22.18 - $22.31	40,917	2.42	314
$27	888,908	2.08	2,613
$63.74	1,960	0.18	—
	964,840	2.07	3,358
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a select group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $1.3 million, $1.5 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Deferred compensation liabilities of $24 million and $21 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively.
BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2018, 2017 and 2016, BankUnited made matching contributions to the 401(k) Plan of approximately $6.3 million, $5.5 million and $5.2 million, respectively.
Note 14    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2018 and 2017, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company and the Bank as of December 31, 2018 and 2017 (dollars in thousands):

	2018
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Under Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,839,302	8.99%	N/A (1)	N/A (1)	$1,263,725	4.00%	N/A	N/A
CET1 risk-based capital	$2,839,302	12.57%	$1,467,693	6.50%	$1,016,095	4.50%	$1,580,593	7.00%
Tier 1 risk-based capital	$2,839,302	12.57%	$1,806,392	8.00%	$1,354,794	6.00%	$1,919,291	8.50%
Total risk based capital	$2,952,464	13.08%	$2,257,990	10.00%	$1,806,392	8.00%	$2,370,889	10.50%
BankUnited:
Tier 1 leverage	$3,026,106	9.60%	$1,575,712	5.00%	$1,260,569	4.00%	N/A	N/A
CET1 risk-based capital	$3,026,106	13.45%	$1,462,054	6.50%	$1,012,191	4.50%	$1,574,519	7.00%
Tier 1 risk-based capital	$3,026,106	13.45%	$1,799,451	8.00%	$1,349,588	6.00%	$1,911,917	8.50%
Total risk based capital	$3,139,268	13.96%	$2,249,314	10.00%	$1,799,451	8.00%	$2,361,779	10.50%

	2017
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,892,069	9.72%	N/A (1)	N/A (1)	$1,189,944	4.00%
CET1 risk-based capital	$2,892,069	13.11%	$1,434,193	6.50%	$992,903	4.50%
Tier 1 risk-based capital	$2,892,069	13.11%	$1,765,161	8.00%	$1,323,871	6.00%
Total risk based capital	$3,041,004	13.78%	$2,206,451	10.00%	$1,765,161	8.00%
BankUnited:
Tier 1 leverage	$3,107,920	10.47%	$1,483,796	5.00%	$1,187,037	4.00%
CET1 risk-based capital	$3,107,920	14.13%	$1,429,999	6.50%	$989,999	4.50%
Tier 1 risk-based capital	$3,107,920	14.13%	$1,759,999	8.00%	$1,319,999	6.00%
Total risk based capital	$3,255,221	14.80%	$2,199,999	10.00%	$1,759,999	8.00%

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Beginning January 1, 2019, the Bank and the Company will have to maintain a capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.
BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the FRB. At December 31, 2018, the reserve requirement for BankUnited was $148 million.
Note 15    Fair Value Measurements
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
All of the Company's residential mortgage servicing rights were sold in 2018.
Derivative financial instruments—Fair values of interest rate swaps are determined using widely accepted discounted cash flow modeling techniques. These discounted cash flow models use projections of future cash payments and receipts that are discounted at mid-market rates. Observable inputs that may impact the valuation of these instruments include LIBOR swap

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

rates and LIBOR forward yield curves. These fair value measurements are generally classified within level 2 of the fair value hierarchy.
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	2018
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$39,873	$—	$—	$39,873
U.S. Government agency and sponsored enterprise residential MBS	—	1,897,474	—	1,897,474
U.S. Government agency and sponsored enterprise commercial MBS	—	374,787	—	374,787
Private label residential MBS and CMOs	—	1,499,514	34,684	1,534,198
Private label commercial MBS	—	1,485,716	—	1,485,716
Single family rental real estate-backed securities	—	402,458	—	402,458
Collateralized loan obligations	—	1,235,198	—	1,235,198
Non-mortgage asset-backed securities	—	204,067	—	204,067
State and municipal obligations	—	398,429	—	398,429
SBA securities	—	519,313	—	519,313
Other debt securities	—	—	4,846	4,846
Marketable equity securities	60,519	—	—	60,519
Servicing rights	—	—	9,525	9,525
Derivative assets	—	29,615	—	29,615
Total assets at fair value	$100,392	$8,046,571	$49,055	$8,196,018
Derivative liabilities	$—	$23,874	$—	$23,874
Total liabilities at fair value	$—	$23,874	$—	$23,874

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018
	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$52,214	$5,329	$30,737
Gains (losses) for the period included in:
Net income	1,319	—	761
Other comprehensive income	(5,193)	(289)	—
Discount accretion	2,916	809	—
Purchases or additions	—	—	12,600
Sales	(5,120)	—	(34,573)
Settlements	(11,452)	(1,003)	—
Balance at end of period	$34,684	$4,846	$9,525
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(3,724)	$(289)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	2017
	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$120,610	$4,572	$27,159
Gains (losses) for the period included in:
Net income	25,547	—	(5,821)
Other comprehensive income	(27,569)	766	—
Discount accretion	6,181	280	—
Purchases or additions	—	—	9,399
Sales	(45,524)	—	—
Settlements	(27,031)	(289)	—
Balance at end of period	$52,214	$5,329	$30,737
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(3,345)	$766

	2016
	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$140,883	$4,532	$20,017
Gains (losses) for the period included in:
Net income	—	—	(6,023)
Other comprehensive income	(2,229)	(9)	—
Discount accretion	5,947	116	—
Purchases or additions	—	—	13,165
Settlements	(23,991)	(67)	—
Balance at end of period	$120,610	$4,572	$27,159
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(2,229)	$(9)
Gains on private label residential MBS recognized in net income during the years ended December 31, 2018 and 2017 are included in the consolidated statement of income line item "Gain on investment securities, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized losses included in earnings for the years ended December 31, 2018, 2017 and 2016 that were related to servicing rights held at December 31, 2018, 2017 and 2016 totaled approximately $1.5 million, $1.0 million and $1.8 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at December 31, 2018 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $35 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at December 31, 2018 were 12.8% and 10.1% for investment grade and non-investment grade securities, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of December 31, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2018
Investment grade	$22,675	Discounted cash flow	Voluntary prepayment rate	4.30% - 25.50% (12.28%)
			Probability of default	0.00% - 5.85% (1.03%)
			Loss severity	15.00% - 100.00% (18.84%)
			Discount rate	2.35% - 7.71% (2.95%)

Non-investment grade	$12,009	Discounted cash flow	Voluntary prepayment rate	1.20% - 25.00% (16.51%)
			Probability of default	0.00% - 5.85% (2.31%)
			Loss severity	15.00% - 76.60% (29.16%)
			Discount rate	1.06% - 9.95% (4.91%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of December 31, 2018 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	December 31, 2018
Commercial servicing rights	$9,525	Discounted cash flow	Prepayment rate	2.82% - 17.09% (12.34%)
			Discount rate	4.84% - 17.07% (13.33%)
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
Impaired loans, OREO and other repossessed assets—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate, taxi medallions, or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets, other than taxi medallions, or collateral consisting of other business assets may be based on third-party appraisals or internal analyses that use market approaches to valuation incorporating primarily unobservable inputs. The valuation of New York City taxi medallions is based on prices obtained in a fourth quarter 2018 sale of taxi medallion loans and repossessed taxi medallions. At December 31, 2018, the Company's investment in taxi medallion loans and repossessed taxi medallions was not material.
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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	2018
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2018
OREO and repossessed assets	$—	$1,085	$486	$1,571	$(1,864)
Impaired loans	$—	$775	$35,397	$36,172	$(6,816)

	2017
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2017
OREO and repossessed assets	$—	$—	$5,790	$5,790	$(2,078)
Impaired loans	$—	$—	$93,051	$93,051	$(65,716)

	2016
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2016
OREO and repossessed assets	$—	$—	$12,466	$12,466	$(1,156)
Impaired loans	$—	$—	$78,121	$78,121	$(25,573)
Equipment under operating lease	$—	$—	$8,173	$8,173	$(4,100)
Included in the tables above are impaired taxi medallion loans with carrying values of $0.8 million, $86.0 million and $50.7 million at December 31, 2018, 2017 and 2016, respectively, the majority of which were in New York City. Losses from fair value changes included in the tables above include $0.5 million, $62.4 million and $12.7 million were recognized on impaired taxi medallion loans during the years ended December 31, 2018, 2017 and 2016, respectively. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $1.1 million, $2.1 million and $2.5 million at December 31, 2018, 2017 and 2016, respectively. Losses of $1.0 million, $1.3 million and $0.2 million were recognized on repossessed taxi medallions during the years ended December 31, 2018, 2017 and 2016, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at December 31, 2018 and 2017 (dollars in thousands):

		2018		2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$382,073	$382,073	$194,582	$194,582
Investment securities	1/2/3	8,166,878	8,167,127	6,690,832	6,690,832
Non-marketable equity securities	2	267,052	267,052	265,989	265,989
Loans held for sale	2	36,992	39,931	34,097	37,847
Loans:
Covered	3	201,346	207,813	502,860	922,888
Non-covered	3	21,665,731	21,660,445	20,768,849	20,759,567
FDIC indemnification asset	3	—	—	295,635	148,356
Derivative assets	2	29,615	29,615	27,627	27,627
Liabilities:
Demand, savings and money market deposits	2	$16,654,465	$16,654,465	$15,543,637	$15,543,637
Time deposits	2	6,819,758	6,820,355	6,334,842	6,324,010
Federal funds purchased	2	175,000	175,000	—	—
FHLB advances	2	4,796,000	4,810,446	4,771,000	4,774,160
Notes and other borrowings	2	402,749	416,142	402,830	435,361
Derivative liabilities	2	23,874	23,874	25,373	25,373
Note 16     Commitments and Contingencies
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Total lending related commitments outstanding at December 31, 2018 were as follows (in thousands):

Commitments to fund loans	$508,074
Commitments to purchase loans	518,054
Unfunded commitments under lines of credit	2,853,431
Commercial and standby letters of credit	85,446
$3,965,005
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
Note 17    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$143,843	$131,696
Investment securities available for sale, at fair value	60,519	63,543
Investment in BankUnited, N.A.	3,110,638	3,239,717
Deferred tax asset, net	10,088	9,456
Other assets	27,319	8,462
Total assets	$3,352,407	$3,452,874
Liabilities and Stockholders' Equity:
Notes payable	$394,390	$393,725
Other liabilities	34,184	33,087
Stockholders' equity	2,923,833	3,026,062
Total liabilities and stockholders' equity	$3,352,407	$3,452,874

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Condensed Statements of Income

	Years Ended December 31,
	2018	2017	2016
Income:
Interest and dividends on investment securities available for sale	$3,532	$3,580	$4,280
Service fees from subsidiary	21,000	18,787	21,957
Equity in earnings of subsidiary	349,937	639,250	242,874
Loss on investment securities	(2,805)	—	—
Total	371,664	661,617	269,111
Expense:
Interest on borrowings	20,165	20,132	20,100
Employee compensation and benefits	28,477	27,032	27,143
Other	5,617	5,047	4,466
Total	54,259	52,211	51,709
Income before income taxes	317,405	609,406	217,402
Benefit for income taxes	(7,461)	(4,867)	(8,339)
Net income	$324,866	$614,273	$225,741

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Condensed Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$324,866	$614,273	$225,741
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	70,064	(519,250)	(157,374)
Equity based compensation	23,137	22,692	18,032
Other	(15,654)	3,343	7,438
Net cash provided by operating activities	402,413	121,058	93,837
Cash flows from investing activities:
Capital contributions to subsidiary	—	(55,000)	—
Purchase of investment securities available for sale	—	—	(20,150)
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	—	15,000	19,401
Other	(156)	(250)	(3)
Net cash used in investing activities	(156)	(40,250)	(752)
Cash flows from financing activities:
Dividends paid	(91,305)	(91,628)	(89,824)
Proceeds from exercise of stock options	7,727	62,095	791
Repurchase of common stock	(299,972)	—	—
Other	(6,560)	(7,297)	856
Net cash used in financing activities	(390,110)	(36,830)	(88,177)
Net increase in cash and cash equivalents	12,147	43,978	4,908
Cash and cash equivalents, beginning of period	131,696	87,718	82,810
Cash and cash equivalents, end of period	$143,843	$131,696	$87,718
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$21,673	$23,055	$22,510
Dividends received by BankUnited, Inc. from the Bank totaled $420 million, $120 million and $85.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 18    Quarterly Financial Information (Unaudited)
Financial information by quarter for the years ended December 31, 2018 and 2017 follows (in thousands, except per share data):

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$414,796	$357,717	$348,855	$327,776	$1,449,144
Interest expense	119,743	105,749	93,592	79,967	399,051
Net interest income before provision for loan losses	295,053	251,968	255,263	247,809	1,050,093
Provision for loan losses	12,583	1,200	8,995	3,147	25,925
Net interest income after provision for loan losses	282,470	250,768	246,268	244,662	1,024,168
Non-interest income	33,328	38,735	31,973	27,986	132,022
Non-interest expense	246,678	170,798	161,247	161,817	740,540
Income before income taxes	69,120	118,705	116,994	110,831	415,650
Provision for income taxes	16,717	21,377	27,094	25,596	90,784
Net income	$52,403	$97,328	$89,900	$85,235	$324,866
Earnings per common share, basic	$0.50	$0.90	$0.82	$0.78	$3.01
Earnings per common share, diluted	$0.50	$0.90	$0.82	$0.77	$2.99

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$312,645	$309,443	$298,835	$283,538	$1,204,461
Interest expense	73,819	68,179	59,246	52,945	254,189
Net interest income before provision for loan losses	238,826	241,264	239,589	230,593	950,272
Provision for loan losses	5,174	37,854	13,619	12,100	68,747
Net interest income after provision for loan losses	233,652	203,410	225,970	218,493	881,525
Non-interest income	46,541	53,326	29,893	28,144	157,904
Non-interest expense	161,271	156,705	160,435	156,557	634,968
Income before income taxes	118,922	100,031	95,428	90,080	404,461
Provision (benefit) for income taxes	(298,872)	32,252	29,021	27,787	(209,812)
Net income	$417,794	$67,779	$66,407	$62,293	$614,273
Earnings per common share, basic	$3.80	$0.62	$0.60	$0.57	$5.60
Earnings per common share, diluted	$3.79	$0.62	$0.60	$0.57	$5.58
Earnings for the fourth quarter 2017 benefited from a discrete income tax benefit of $327.9 million. See Note 10 to the consolidated financial statements for more information about the discrete income tax benefit.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 19     Subsequent Events
Termination of Single Family Shared-Loss Agreement
On February 13, 2019, the Bank entered into a termination agreement with the FDIC that terminated the Bank’s Single Family Shared-Loss Agreement with the FDIC effective immediately. The Bank has made a payment of approximately seven thousand dollars to the FDIC in connection with the termination and all rights and obligations of the Bank and the FDIC under the Single Family Shared-Loss Agreement have been terminated.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
None.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2019 annual meeting of stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2019 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2019 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2019 Proxy Statement is hereby incorporated by reference.

Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2019 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1)	Financial Statements:
Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016
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
Exhibit 2.1b to the Registration Statement on Form S-1 of the Company filed January 10, 2011
2.1c	Amendment No. 1 to the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of November 2, 2010	Exhibit 2.1c to the Registration Statement on Form S-1 of the Company filed January 18, 2011
2.1d	Amendment No. 2 the BankUnited Single Family Shared-Loss Agreement with the FDIC, dated as of December 22, 2010	Exhibit 2.1d to the Registration Statement on Form S-1 of the Company filed January 18, 2011
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Annual Report on Form 10-K of the Company filed February 28, 2018
3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed August 15, 2016
4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed January 18, 2011
4.2	Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.3	First Supplemental Indenture dated as of November 17, 2015 between BankUnited, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.2 to the Current Report on Form 8-K of the Company filed November 17, 2015
4.4	Form of 4.875% Senior Note due 2025 (included as part of Exhibit 4.3 above)	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed November 17, 2015
10.1	BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1b to the Annual Report on Form 10-K of the Company filed February 26, 2015
10.1a	Amendment to the BankUnited, N.A. Non-Qualified Deferred Compensation Plan	Exhibit 10.1a to the Annual Report on Form 10-K of the Company filed February 26, 2016
10.2	BankUnited, Inc. (formerly known as BU Financial Corporation) 2009 Stock Option Plan	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed October 29, 2010
10.3a	BankUnited, Inc. 2010 Omnibus Equity Incentive Plan	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed January 18, 2011

Exhibit Number	Description	Location
10.3b	BankUnited, Inc. 2014 Omnibus Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A of the Company filed April 11, 2014
10.4a	Registration Rights Agreement by and among BankUnited, Inc., John A. Kanas, Rajinder P. Singh, Douglas J. Pauls and John Bohlsen, and each of the other parties thereto	Exhibit 10.9 to Annual Report on Form 10-K of the Company filed March 31, 2011
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
10.14
Termination Agreement, dated as of February 13, 2019, by and among the Federal Deposit Insurance Corporation as Receiver of BankUnited, FSB, Coral Gables, Florida, BankUnited n/k/a BankUnited, N.A., and the Federal Deposit Insurance Corporation.

Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 14, 2019

Exhibit Number	Description	Location
21.1	Subsidiaries of BankUnited, Inc.	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
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

BANKUNITED, INC.
Date:	February 27, 2019	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Leslie N. Lunak
/s/ TERE BLANCA	Director	February 27, 2019
Tere Blanca
/s/ EUGENE F. DEMARK	Director	February 27, 2019
Eugene F. Demark
/s/ JOHN N. DIGIACOMO	Director	February 27, 2019
John N. DiGiacomo
/s/ MICHAEL J. DOWLING	Director	February 27, 2019
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 27, 2019
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 27, 2019
A. Gail Prudenti
/s/ WILLIAM S. RUBENSTEIN	Director	February 27, 2019
William S. Rubenstein
/s/ SANJIV SOBTI	Director	February 27, 2019
Sanjiv Sobti
/s/ LYNNE WINES	Director	February 27, 2019
Lynne Wines