Form 10-Q
period 2019-03-31
BankUnited, Inc.
filed 2019-05-07
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.01 Par Value	BKU	New York Stock Exchange
The number of outstanding shares of the registrant common stock, $0.01 par value was 98,374,371 as of May 3, 2019.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2019

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CET1	Common Equity Tier 1 capital
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CLOs	Collateralized loan obligations
CMOs	Collateralized mortgage obligations
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHA loan	Loan guaranteed by the Federal Housing Administration
FICO	Fair Isaac Corporation (credit score)
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
FSB Loans	1-4 single family residential loans acquired in the FSB Acquisition that were formally covered by the Single Family Shared-Loss Agreement
GAAP	U.S. generally accepted accounting principles
GNMA	Government National Mortgage Association
HTM	Held to maturity
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition

ii

LTV	Loan-to-value
MBS	Mortgage-backed securities
Non-Covered Loans	Loans other than those covered under the Loss Sharing Agreements
OCI	Other comprehensive income
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
ROU Asset	Right-of-use Asset
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIEs	Variable interest entities

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks:
Non-interest bearing	$16,470	$9,392
Interest bearing	224,981	372,681
Cash and cash equivalents	241,451	382,073
Investment securities (including securities recorded at fair value of $8,364,624 and $8,156,878)	8,374,624	8,166,878
Non-marketable equity securities	276,827	267,052
Loans held for sale	28,730	36,992
Loans (including covered loans of $201,376 at December 31, 2018)	22,358,817	21,977,008
Allowance for loan and lease losses	(114,703)	(109,931)
Loans, net	22,244,114	21,867,077
Bank owned life insurance	272,805	263,340
Equipment under operating lease, net	710,209	702,354
Goodwill and other intangible assets	77,707	77,718
Other assets	476,509	400,842
Total assets	$32,702,976	$32,164,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$3,764,713	$3,621,254
Interest bearing	1,761,575	1,771,465
Savings and money market	11,386,119	11,261,746
Time	6,766,876	6,819,758
Total deposits	23,679,283	23,474,223
Federal funds purchased	175,000	175,000
Federal Home Loan Bank advances	5,026,000	4,796,000
Notes and other borrowings	402,701	402,749
Other liabilities	496,602	392,521
Total liabilities	29,779,586	29,240,493

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 98,404,303 and 99,141,374 shares issued and outstanding	984	991
Paid-in capital	1,179,235	1,220,147
Retained earnings	1,742,530	1,697,822
Accumulated other comprehensive income	641	4,873
Total stockholders' equity	2,923,390	2,923,833
Total liabilities and stockholders' equity	$32,702,976	$32,164,326

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans	$240,632	$274,000
Investment securities	76,345	49,985
Other	4,852	3,791
Total interest income	321,829	327,776
Interest expense:
Deposits	97,421	56,361
Borrowings	33,507	23,606
Total interest expense	130,928	79,967
Net interest income before provision for loan losses	190,901	247,809
Provision for loan losses (including $273 for covered loans for the three months ended March 31, 2018)	10,281	3,147
Net interest income after provision for loan losses	180,620	244,662
Non-interest income:
Income from resolution of covered assets, net	—	3,317
Net loss on FDIC indemnification	—	(3,615)
Deposit service charges and fees	3,830	3,487
Gain on sale of loans, net (including $1,703 related to covered loans for the three months ended March 31, 2018)	2,936	3,501
Gain on investment securities, net	5,785	364
Lease financing	17,186	14,102
Other non-interest income	6,518	6,830
Total non-interest income	36,255	27,986
Non-interest expense:
Employee compensation and benefits	65,233	67,036
Occupancy and equipment	13,166	14,303
Amortization of FDIC indemnification asset	—	40,347
Deposit insurance expense	4,041	4,812
Professional fees	7,871	2,875
Technology and telecommunications	11,168	8,214
Depreciation of equipment under operating lease	11,812	9,316
Other non-interest expense	13,399	14,914
Total non-interest expense	126,690	161,817
Income before income taxes	90,185	110,831
Provision for income taxes	24,213	25,596
Net income	$65,972	$85,235
Earnings per common share, basic	$0.65	$0.78
Earnings per common share, diluted	$0.65	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$65,972	$85,235
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	21,617	(27,324)
Reclassification adjustment for net securities (gains) losses realized in income	(3,173)	(717)
Net change in unrealized gain on securities available for sale	18,444	(28,041)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(20,675)	19,793
Reclassification adjustment for net (gains) losses realized in income	(2,001)	690
Net change in unrealized loss on derivative instruments	(22,676)	20,483
Other comprehensive loss	(4,232)	(7,558)
Comprehensive income	$61,740	$77,677

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$65,972	$85,235
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(11,418)	(34,053)
Provision for loan losses	10,281	3,147
Income from resolution of covered assets, net	—	(3,317)
Net loss on FDIC indemnification	—	3,615
Gain on sale of loans, net	(2,936)	(3,501)
Gain on investment securities, net	(5,785)	(364)
Equity based compensation	6,473	6,783
Depreciation and amortization	18,171	15,632
Deferred income taxes	(1,972)	13,320
Proceeds from sale of loans held for sale	107,216	25,407
Loans originated for sale, net of repayments	(27,177)	(36,730)
Other:
Decrease in other assets	293	5,246
Increase (decrease) in other liabilities	(70,599)	57,674
Net cash provided by operating activities	88,519	138,094

Cash flows from investing activities:
Purchase of investment securities	(1,169,104)	(637,171)
Proceeds from repayments and calls of investment securities	273,112	272,360
Proceeds from sale of investment securities	775,723	266,930
Purchase of non-marketable equity securities	(88,188)	(64,813)
Proceeds from redemption of non-marketable equity securities	78,413	80,750
Purchases of loans	(305,354)	(332,966)
Loan originations, repayments and resolutions, net	(147,435)	289,823
Proceeds from sale of loans, net	8,334	62,185
Proceeds from sale of equipment under operating lease	2,873	13,405
Acquisition of equipment under operating lease	(22,400)	(14,035)
Other investing activities	(15,471)	(12,937)
Net cash used in investing activities	(609,497)	(76,469)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	205,060	361,169
Additions to Federal Home Loan Bank advances	1,281,000	1,201,000
Repayments of Federal Home Loan Bank advances	(1,051,000)	(1,576,000)
Dividends paid	(21,673)	(23,055)
Repurchase of common stock	(39,974)	(48,632)
Other financing activities	6,943	29,061
Net cash provided by financing activities	380,356	(56,457)
Net increase (decrease) in cash and cash equivalents	(140,622)	5,168
Cash and cash equivalents, beginning of period	382,073	194,582
Cash and cash equivalents, end of period	$241,451	$199,750

Supplemental disclosure of cash flow information:
Interest paid	$121,652	$73,906
Income taxes paid, net	$6,104	$18,092

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to loans held for sale	$69,559	$—
Dividends declared, not paid	$21,264	$22,940
Unsettled purchases of investment securities	$50,000	$47,760

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833
Comprehensive income	—	—	—	65,972	(4,232)	61,740
Dividends ($0.21 per common share)	—	—	—	(21,264)	—	(21,264)
Equity based compensation	563,970	6	5,083	—	—	5,089
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(191,866)	(2)	(6,076)	—	—	(6,078)
Exercise of stock options	3,910	—	44	—	—	44
Repurchase of common stock	(1,113,085)	(11)	(39,963)	—	—	(39,974)
Balance at March 31, 2019	98,404,303	$984	$1,179,235	$1,742,530	$641	$2,923,390

Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	85,235	(7,558)	77,677
Dividends ($0.21 per common share)	—	—	—	(22,940)	—	(22,940)
Equity based compensation	640,040	6	5,378	—	—	5,384
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(167,534)	(2)	(5,969)	—	—	(5,971)
Exercise of stock options	40,500	1	1,091	—	—	1,092
Repurchase of common stock	(1,200,440)	(12)	(48,620)	—	—	(48,632)
Balance at March 31, 2018	106,160,751	$1,061	$1,450,107	$1,525,174	$56,330	$3,032,672

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 80 banking centers located in 14 Florida counties and 5 banking centers located in the New York metropolitan area at March 31, 2019. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected in future periods.
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
Significant estimates include the ALLL and the fair values of investment securities and other financial instruments.
New Accounting Pronouncements Adopted During the Three Months Ended March 31, 2019
ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU, along with subsequent ASUs issued to clarify certain provisions of Topic 842, require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with terms longer than one year. Accounting applied by lessors was largely unchanged by this ASU. The ASU also requires both qualitative and quantitative disclosures that provide additional information about the amounts recorded in the consolidated financial statements. The amendments in this ASU were effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. The most significant impact of adoption was the recognition, as lessee, of new right-of-use assets and lease liabilities on the Consolidated Balance Sheet for real estate leases classified as operating leases. Under a package of practical expedients that the Company elected, as lessee and lessor, the Company did not have to (i) re-assess whether expired or existing contracts contain leases, (ii) re-assess the classification of expired or existing leases, (iii) re-evaluate initial direct costs for existing leases or (iv) separate lease components of certain contracts from non-lease components. The Company also elected the transition method that allows entities the option of applying the provisions of the ASU at the effective date without adjusting the comparative periods presented. The Company adopted this ASU in the first quarter of 2019 using the modified retrospective transition method. The Company recognized a lease liability and related right of use asset of approximately $104 million and $95 million, respectively, upon adoption on January 1, 2019.
ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU added the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes. The ASU was effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. The Company adopted this ASU in the first quarter of 2019 with no impact at adoption to its consolidated financial position, results of operations, or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequent ASUs issued to clarify certain of its provisions including ASU No. 2019-04 issued in April, 2019, introduces new guidance which makes substantive changes to the accounting

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

for credit losses. The ASU introduces the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value, and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The ASU requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for AFS and HTM securities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial position, results of operations or cash flows; however, adoption will lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations. To date, the Company has completed a gap analysis, adopted and is in the process of executing a detailed implementation plan, established a formal governance structure, selected and implemented credit loss models for key portfolio segments, chosen loss estimation methodologies for key portfolio segments, implemented a software solution to serve as its CECL platform, and initiated a "parallel run" of the CECL estimation process.
Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, ROU assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. Lease payments are discounted using the Company's FHLB borrowing rate for borrowings of a similar term unless an implicit rate is defined in the contract or is determinable, which is generally not the case. Leases are classified as financing or operating leases at commencement; generally, leases are classified as finance leases when effective control of the underlying asset is transferred. The substantial majority of leases under which the Company is lessee are classified as operating leases. For operating leases, lease cost is recognized in the Consolidated Statements of Income on a straight line basis over the lease terms. For finance leases, interest expense on lease liabilities is recognized on the effective interest method and amortization of ROU assets is recognized on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred. The Company has elected not to separate lease from non-lease components of its lease contracts.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2019	2018
Basic earnings per common share:
Numerator:
Net income	$65,972	$85,235
Distributed and undistributed earnings allocated to participating securities	(2,697)	(3,216)
Income allocated to common stockholders for basic earnings per common share	$63,275	$82,019
Denominator:
Weighted average common shares outstanding	98,856,775	106,525,883
Less average unvested stock awards	(1,171,921)	(1,108,434)
Weighted average shares for basic earnings per common share	97,684,854	105,417,449
Basic earnings per common share	$0.65	$0.78
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$63,275	$82,019
Adjustment for earnings reallocated from participating securities	5	11
Income used in calculating diluted earnings per common share	$63,280	$82,030
Denominator:
Weighted average shares for basic earnings per common share	97,684,854	105,417,449
Dilutive effect of stock options and certain share-based awards	279,779	516,161
Weighted average shares for diluted earnings per common share	97,964,633	105,933,610
Diluted earnings per common share	$0.65	$0.77

Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at March 31, 2019 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at March 31, 2019 and 2018 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Unvested shares and share units	1,218,840	1,614,379
Stock options and warrants	—	1,850,279

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$34,879	$15	$(4)	$34,890
U.S. Government agency and sponsored enterprise residential MBS	2,087,465	13,754	(5,226)	2,095,993
U.S. Government agency and sponsored enterprise commercial MBS	437,854	1,904	(427)	439,331
Private label residential MBS and CMOs	1,625,348	16,094	(8,044)	1,633,398
Private label commercial MBS	1,477,465	6,032	(2,015)	1,481,482
Single family rental real estate-backed securities	413,318	2,789	(1,223)	414,884
Collateralized loan obligations	1,230,643	378	(10,796)	1,220,225
Non-mortgage asset-backed securities	145,296	1,213	(652)	145,857
State and municipal obligations	374,314	10,171	(188)	384,297
SBA securities	443,864	6,179	(2,574)	447,469
Other debt securities	1,400	3,418	—	4,818
	8,271,846	$61,947	$(31,149)	8,302,644
Marketable equity securities	61,980			61,980
Investment securities held to maturity	10,000			10,000
	$8,343,826			$8,374,624

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

	December 31, 2018
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
Investment securities held to maturity at March 31, 2019 and December 31, 2018 consisted of one State of Israel bond maturing in 2024.
At March 31, 2019, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$853,102	$858,326
Due after one year through five years	4,244,326	4,252,774
Due after five years through ten years	2,739,544	2,751,940
Due after ten years	434,874	439,604
	$8,271,846	$8,302,644
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.2 billion and $2.1 billion at March 31, 2019 and December 31, 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Proceeds from sale of investment securities available for sale	$775,723	$266,930

Gross realized gains:
Investment securities available for sale	$4,325	$3,488
Gross realized losses:
Investment securities available for sale	(8)	(2,511)
Net realized gain	4,317	977

Net unrealized gains (losses) on marketable equity securities recognized in earnings	1,468	(613)

Gain on investment securities, net	$5,785	$364

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,970	$(4)	$—	$—	$14,970	$(4)
U.S. Government agency and sponsored enterprise residential MBS	834,444	(3,292)	148,726	(1,934)	983,170	(5,226)
U.S. Government agency and sponsored enterprise commercial MBS	110,731	(102)	21,068	(325)	131,799	(427)
Private label residential MBS and CMOs	274,794	(1,099)	388,733	(6,945)	663,527	(8,044)
Private label commercial MBS	531,170	(1,576)	74,364	(439)	605,534	(2,015)
Single family rental real estate-backed securities	98,051	(257)	100,675	(966)	198,726	(1,223)
Collateralized loan obligations	1,000,974	(10,796)	—	—	1,000,974	(10,796)
Non-mortgage asset-backed securities	40,567	(45)	66,316	(607)	106,883	(652)
State and municipal obligations	—	—	29,108	(188)	29,108	(188)
SBA securities	106,738	(1,290)	74,100	(1,284)	180,838	(2,574)
	$3,012,439	$(18,461)	$903,090	$(12,688)	$3,915,529	$(31,149)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

	December 31, 2018
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
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the three months ended March 31, 2019 or 2018. The Company does not intend to sell securities that are in significant unrealized loss positions at March 31, 2019 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At March 31, 2019, 191 securities were in unrealized loss positions. The amount of impairment related to 59 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $628 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below.
U.S. Government agency and sponsored enterprise residential and commercial MBS
At March 31, 2019, thirty-six U.S. Government agency and sponsored enterprise residential MBS and two U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. Impairment of these securities was primarily attributable to increases in market interest rates subsequent to the date of acquisition. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairments were considered to be temporary.
Private label residential MBS and CMOs
At March 31, 2019, twenty-six private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of March 31, 2019. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Private label commercial MBS
At March 31, 2019, twenty-three private label commercial MBS were in unrealized loss positions, primarily as a result of an increase in market interest rates since acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Single family rental real estate-backed securities
At March 31, 2019, ten single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the absence of projected credit losses the impairments were considered to be temporary.
Collateralized loan obligations:
At March 31, 2019, twenty-one collateralized loan obligations were in unrealized loss positions, primarily due to widening credit spreads for this asset class. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At March 31, 2019, four non-mortgage asset-backed securities were in unrealized loss positions, due primarily to increases in market interest rates subsequent to the date of acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
State and municipal obligations
At March 31, 2019, two state and municipal obligations were in unrealized loss positions. The impairments are primarily attributable to increases in market interest rates since acquisition and changes in statutory tax rates. Both of the securities are rated investment grade by nationally recognized statistical ratings organizations. Management's evaluation of these securities for OTTI also encompassed the review of credit scores and analysis provided by a third party firm specializing in the analysis and credit review of municipal securities. Given the absence of expected credit losses, the impairments were considered to be temporary.
SBA Securities
At March 31, 2019, eight SBA securities were in unrealized loss positions. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Note 4    Loans and Allowance for Loan and Lease Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,657,344	20.9%	$4,606,828	21.0%
Government insured residential	312,312	1.4%	265,701	1.2%
Other	14,341	0.1%	17,369	0.1%
	4,983,997	22.4%	4,889,898	22.3%
Commercial:
Multi-family	2,534,527	11.4%	2,583,331	11.8%
Non-owner occupied commercial real estate	4,817,629	21.5%	4,700,188	21.4%
Construction and land	213,634	1.0%	227,134	1.0%
Owner occupied commercial real estate	2,093,373	9.4%	2,122,381	9.7%
Commercial and industrial	5,039,938	22.5%	4,801,226	21.9%
Commercial lending subsidiaries	2,629,874	11.8%	2,608,834	11.9%
	17,328,975	77.6%	17,043,094	77.7%
Total loans	22,312,972	100.0%	21,932,992	100.0%
Premiums, discounts and deferred fees and costs, net	45,845		44,016
Loans including premiums, discounts and deferred fees and costs	22,358,817		21,977,008
Allowance for loan and lease losses	(114,703)		(109,931)
Loans, net	$22,244,114		$21,867,077

Through two subsidiaries, the Bank provides commercial and municipal equipment and franchise financing utilizing both loan and lease structures. At March 31, 2019 and December 31, 2018, the commercial lending subsidiaries portfolio included a net investment in leases of $743 million and $739 million, respectively.
During the three months ended March 31, 2019 and 2018, the Company purchased 1-4 single family residential loans totaling $305 million and $333 million, respectively. Purchases for the three months ended March 31, 2019 and 2018 included $133 million and $39 million, respectively, of government insured residential loans.
At March 31, 2019, the Company had pledged real estate loans with UPB of approximately $10.0 billion and recorded investment of approximately $9.9 billion as security for FHLB advances.
The following presents the Company's recorded investment in ACI loans, included in the table above, as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Residential	$185,886	$190,223
Commercial	17,781	17,925
	$203,667	$208,148

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

At March 31, 2019 and December 31, 2018, the UPB of ACI loans was $390 million and $408 million, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows (in thousands):

Balance at December 31, 2017	$455,059
Reclassifications from non-accretable difference, net	128,499
Accretion	(369,915)
Other changes, net (1)	78,204
Balance at December 31, 2018	291,847
Reclassifications from non-accretable difference, net	3,440
Accretion	(16,415)
Balance at March 31, 2019	$278,872

(1)	Represents changes in cash flows expected to be collected due to the impact of changes in prepayment assumptions.
Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (thousands):

	Three Months Ended March 31,
	2019			2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,788	$99,143	$109,931	$10,720	$134,075	$144,795
Provision	150	10,131	10,281	374	2,773	3,147
Charge-offs	—	(6,133)	(6,133)	(282)	(10,350)	(10,632)
Recoveries	14	610	624	20	146	166
Ending balance	$10,952	$103,751	$114,703	$10,832	$126,644	$137,476

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	March 31, 2019			December 31, 2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$10,952	$103,751	$114,703	$10,788	$99,143	$109,931
Ending balance: loans individually evaluated for impairment	$9	$13,667	$13,676	$134	$12,143	$12,277
Ending balance: loans collectively evaluated for impairment	$10,943	$90,084	$101,027	$10,654	$87,000	$97,654
Ending balance: ACI loans	$—	$—	$—	$—	$—	$—
Loans:			0
Ending balance	$5,045,687	$17,313,130	$22,358,817	$4,948,989	$17,028,019	$21,977,008
Ending balance: loans individually evaluated for impairment	$10,891	$122,442	$133,333	$7,690	$108,841	$116,531
Ending balance: loans collectively evaluated for impairment	$4,848,910	$17,172,907	$22,021,817	$4,751,076	$16,901,253	$21,652,329
Ending balance: ACI loans	$185,886	$17,781	$203,667	$190,223	$17,925	$208,148

Credit quality information
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The table below presents information about loans identified as impaired at the dates indicated (in thousands):

	March 31, 2019			December 31, 2018
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
With no specific allowance recorded:
1-4 single family residential (1)	$10,338	$10,193	$—	$5,724	$5,605	$—
Multi-family	25,298	25,329	—	25,560	25,592	—
Non-owner occupied commercial real estate	10,685	10,594	—	12,293	12,209	—
Construction and land	8,694	8,697	—	9,923	9,925	—
Owner occupied commercial real estate	10,691	10,729	—	9,007	9,024	—
Commercial and industrial	11,740	11,750	—	13,514	13,519	—
Commercial lending subsidiaries	2,744	2,757	—	3,152	3,149	—
With a specific allowance recorded:
1-4 single family residential (1)	553	541	9	1,966	1,941	134
Owner occupied commercial real estate	—	—	—	3,316	3,322	844
Non-owner occupied commercial real estate	12,411	12,399	2,165	1,666	1,667	731
Construction and land	1,096	1,096	110	—	—	—
Commercial and industrial	20,685	20,660	5,083	10,939	10,946	3,831
Commercial lending subsidiaries	18,398	18,311	6,309	19,471	19,385	6,737
Total:
Residential and other consumer	$10,891	$10,734	$9	$7,690	$7,546	$134
Commercial	122,442	122,322	13,667	108,841	108,738	12,143
	$133,333	$133,056	$13,676	$116,531	$116,284	$12,277

(1)	Includes government insured residential loans modified in TDRs totaling $6.1 million and $3.5 million at March 31, 2019 and December 31, 2018, respectively.
Interest income recognized on impaired loans was immaterial for the three months ended March 31, 2019 and 2018.
The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Residential and other consumer:
1-4 single family residential	$9,291	$4,596
Commercial:
Multi-family	25,429	24,720
Non-owner occupied commercial real estate	18,528	12,876
Construction and land	9,857	3,148
Owner occupied commercial real estate	11,507	21,599
Commercial and industrial	28,439	110,312
Commercial lending subsidiaries	21,883	2,126
	115,643	174,781
	$124,934	$179,377

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The following table presents the recorded investment in loans on non-accrual status as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Residential and other consumer:
1-4 single family residential	$7,355	$6,316
Other consumer loans	283	288
	7,638	6,604
Commercial:
Multi-family	25,298	25,560
Non-owner occupied commercial real estate	25,459	16,050
Construction and land	9,790	9,923
Owner occupied commercial real estate	18,439	19,789
Commercial and industrial	24,346	28,584
Commercial lending subsidiaries	22,224	22,733
	125,556	122,639
	$133,194	$129,243
Loans contractually delinquent by 90 days or more and still accruing totaled $0.7 million at December 31, 2018. There were no loans contractually delinquent by 90 days and still accruing at March 31, 2019. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.0 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.
Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. See "Aging of loans" below for more information on the delinquency status of loans. Original LTV and original FICO score are also important indicators of credit quality for 1-4 single family residential loans other than the FSB loans and government insured loans.
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
March 31, 2019

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for loans, excluding FSB loans and government insured residential loans, based on original LTV and FICO score:

	March 31, 2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$105,240	$125,817	$192,383	$799,247	$1,222,687
60% - 70%	124,602	109,812	171,155	607,402	1,012,971
70% - 80%	165,318	206,489	381,236	1,288,028	2,041,071
More than 80%	19,016	36,464	43,214	146,150	244,844
	$414,176	$478,582	$787,988	$2,840,827	$4,521,573

	December 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	$105,812	$123,877	$197,492	$813,944	$1,241,125
60% - 70%	120,982	109,207	170,531	597,659	998,379
70% - 80%	156,519	203,121	374,311	1,264,491	1,998,442
More than 80%	17,352	35,036	36,723	136,487	225,598
	$400,665	$471,241	$779,057	$2,812,581	$4,463,544

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Commercial credit exposure, based on internal risk rating:

	March 31, 2019
						Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$2,502,332	$4,734,775	$203,619	$2,034,437	$4,944,693	$1,450,317	$1,128,649	$16,998,822
Special mention	—	2,565	—	25,233	23,460	—	24,625	75,883
Substandard	34,256	69,068	9,790	30,844	57,393	—	27,819	229,170
Doubtful	—	—	—	—	2,950	—	6,305	9,255
	$2,536,588	$4,806,408	$213,409	$2,090,514	$5,028,496	$1,450,317	$1,187,398	$17,313,130

	December 31, 2018
						Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$2,547,835	$4,611,029	$216,917	$2,077,611	$4,706,666	$1,462,655	$1,105,821	$16,728,534
Special mention	2,932	16,516	—	13,368	38,097	—	10,157	81,070
Substandard	34,654	61,335	9,923	28,901	43,691	—	31,522	210,026
Doubtful	—	—	—	—	1,746	—	6,643	8,389
	$2,585,421	$4,688,880	$226,840	$2,119,880	$4,790,200	$1,462,655	$1,154,143	$17,028,019
Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	March 31, 2019					December 31, 2018
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,527,777	$175,741	$7,983	$6,552	$4,718,053	$4,640,771	$15,070	$2,126	$6,953	$4,664,920
Government insured residential	33,354	14,518	17,965	247,474	313,311	31,348	8,342	8,871	218,168	266,729
Home equity loans and lines of credit	1,405	—	—	—	1,405	1,393	—	—	—	1,393
Other consumer loans	10,913	—	2,005	—	12,918	15,947	—	—	—	15,947
Multi-family	2,536,588	—	—	—	2,536,588	2,585,421	—	—	—	2,585,421
Non-owner occupied commercial real estate	4,784,011	7,819	12,411	2,167	4,806,408	4,682,443	3,621	1,374	1,442	4,688,880
Construction and land	209,374	2,939	—	1,096	213,409	224,828	916	—	1,096	226,840
Owner occupied commercial real estate	2,078,379	2,834	1,881	7,420	2,090,514	2,106,104	2,826	1,087	9,863	2,119,880
Commercial and industrial	5,017,066	864	208	10,358	5,028,496	4,772,978	6,732	926	9,564	4,790,200
Commercial lending subsidiaries
Pinnacle	1,450,317	—	—	—	1,450,317	1,462,655	—	—	—	1,462,655
Bridge	1,183,944	3,384	—	70	1,187,398	1,152,312	603	—	1,228	1,154,143
	$21,833,128	$208,099	$42,453	$275,137	$22,358,817	$21,676,200	$38,110	$14,384	$248,314	$21,977,008

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate included in "Other assets" in the accompanying consolidated balance sheets totaled $6 million at both March 31, 2019 and December 31, 2018. The recorded investment in non-government insured residential mortgage loans in the process of foreclosure was insignificant at March 31, 2019 and December 31, 2018. The recorded investment in government insured residential loans in the process of foreclosure totaled $125 million and $85 million at March 31, 2019 and December 31, 2018, respectively.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2019 and 2018 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019				2018
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential(1)	22	$3,548	16	$1,942	7	$2,456	2	$185
Non-owner occupied commercial real estate	—	—	1	2,874	—	—	—	—
Owner occupied commercial real estate	1	904	3	1,962	—	—	—	—
Commercial and industrial	3	12,720	1	143	5	1,204	11	3,610
Commercial lending subsidiaries	3	2,097	—	—	—	—	—	—
	29	$19,269	21	$6,921	12	$3,660	13	$3,795

(1)	Includes government insured residential loans modified totaling $3 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.
Modifications during the three months ended March 31, 2019 and 2018 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Note 5    FDIC Indemnification Asset
The following tables summarize the components of the gains and losses associated with covered assets, along with the related additions to or reductions in the amounts recoverable from the FDIC under the Loss Sharing Agreements, as reflected in the consolidated statements of income for the periods indicated (in thousands):

	Three Months Ended March 31, 2018
	Transaction Income (Loss)	Net Loss on FDIC Indemnification	Net Impact on Pre-tax Earnings
Provision for losses on covered loans	$(273)	$218	$(55)
Income from resolution of covered assets, net	3,317	(2,658)	659
Gain on sale of covered loans	1,703	(1,358)	345
Loss on covered OREO	(293)	183	(110)
	$4,454	$(3,615)	$839

The FDIC indemnification asset was amortized to zero as of December 31, 2018 as expectations of losses eligible for indemnification with respect to the remaining covered loans prior to final termination of the Single Family Shared-Loss Agreement were insignificant. The Single Family Shared-Loss Agreement was terminated on February 13, 2019.
Note 6    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under operating and finance leases with terms ranging from one to 16 years, some of which include extension options.
The following table presents ROU assets and lease liabilities as of March 31, 2019 (in thousands):

March 31, 2019
ROU assets:
Operating leases	$90,908
Finance leases	7,002
$97,910
Lease liabilities:
Operating leases	$99,743
Finance leases	9,145
$108,888

ROU assets and lease liabilities are included in "other assets" and "other liabilities", respectively, in the accompanying Consolidated Balance Sheet.
The weighted average remaining lease term and weighted average discount rate at March 31, 2019 were:

Weighted average remaining lease term:
Operating lease	8.02 years
Finance lease	6.52 years
Weighted average discount rate:
Operating lease	3.38%
Finance lease	11.7%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The components of lease expense for the period indicated were (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$5,034

Finance lease cost:
Amortization of ROU assets	$350
Interest on lease liabilities	255
Total finance lease cost	$605
Short-term lease cost, variable lease cost, and sublease income were immaterial for the three months ended March 31, 2019.
Additional information related to operating and finance leases for the period indicated follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$255
Operating cash flows from operating leases	5,143
Financing cash flows from finance leases	735
$6,133

Lease liabilities recognized from obtaining ROU assets:
Operating lease liabilities recognized upon adoption of ASC 842	$104,064
Finance leases	1,521
$105,585

Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of March 31, 2019 follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2019 (excluding the three months ending March 31, 2019)	$15,503	$1,408	$16,911
2020	17,211	2,456	19,667
2021	15,472	2,514	17,986
2022	12,221	2,053	14,274
2023	10,422	2,124	12,546
Thereafter	43,549	2,825	46,374
Total future minimum lease payments	114,378	13,380	127,758
Less: interest component	(14,635)	(4,235)	(18,870)
Lease liabilities	$99,743	$9,145	$108,888

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

As of December 31, 2018, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2019	$21,207
2020	17,629
2021	15,858
2022	12,114
2023	10,311
Thereafter through 2034	42,984
$120,103

Leases under which the Company is the lessor
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment financing using a variety of loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities. Bridge provides primarily transportation equipment financing.
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the Consolidated Balance Sheet, as of March 31, 2019 (in thousands):

Total minimum lease payments to be received	$811,463
Estimated unguaranteed residual value of leased assets	8,263
Gross investment in direct or sales type financing leases	819,726
Unearned income	(81,564)
Initial direct costs	4,897
$743,059

As of March 31, 2019, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2019 (excluding the three months ending March 31, 2019)	$162,123
2020	176,848
2021	116,382
2022	76,074
2023	60,753
Thereafter	219,283
$811,463

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Equipment under operating lease consists primarily of railcars, non-commercial aircraft and other transportation equipment leased to commercial end users. Original lease terms generally range from three to ten years. Asset risk is evaluated and managed by a dedicated internal staff of seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar fleet. Residual risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. We endeavor to lease to a stable end-user base, maintain a relatively young and diversified fleet of assets and stagger lease maturities.
As of March 31, 2019, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2019 (excluding the three months ending March 31, 2019)	$50,346
2020	61,981
2021	52,537
2022	45,489
2023	37,121
Thereafter through 2033	101,645
$349,119

Lease income recognized for operating leases and direct or sales type finance leases follows (in thousands):

	Three Months Ended March 31, 2019	Location of Lease Income on Consolidated Statements of Income
Operating leases	$17,186	Non-interest income from lease financing
Direct or sales type finance leases	5,311	Interest income on loans
Total lease income	$22,497

Note 7    Income Taxes
The Company’s effective income tax rate was 26.8% and 23.1% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2019 and 2018 due primarily to income not subject to tax, offset by state income taxes.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three months ended March 31, 2019 and 2018 was not material.
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
March 31, 2019

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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at March 31, 2019 and December 31, 2018.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2019
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.43%	3-Month Libor	4.1	$2,701,000	Other assets / Other liabilities	$1,372	$—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.11%	Indexed to 1-month Libor	5.8	1,038,701	Other assets / Other liabilities	8,201	(8,063)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.11%	5.8	1,038,701	Other assets / Other liabilities	17,277	(8,685)
Interest rate caps purchased, indexed to 1-month Libor			3.44%	0.9	98,129	Other assets	—	—
Interest rate caps sold, indexed to 1-month Libor		3.44%		0.9	98,129	Other liabilities	—	—
					$4,974,660		$26,850	$(16,748)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

	December 31, 2018
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

The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$2,723	$(939)	Interest expense on borrowings

During the three months ended March 31, 2019 and 2018, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2019, the amount of net gain expected to be reclassified from AOCI into earnings during the next twelve months was $2.0 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	March 31, 2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$9,556	$—	$9,556	$(5,282)	$(3,030)	$1,244
Derivative liabilities	(8,063)	—	(8,063)	5,282	2,837	56
	$1,493	$—	$1,493	$—	$(193)	$1,300

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

	December 31, 2018
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
At March 31, 2019, the Company had pledged net financial collateral of $3.7 million as collateral for interest rate swaps in a liability position that are not centrally cleared. Financial collateral of $3.0 million was pledged by counterparties to the Company for interest rate swaps in an asset position. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 9    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$29,410	$(7,794)	$21,617	$(37,176)	$9,852	$(27,324)
Amounts reclassified to gain on investment securities available for sale, net	(4,317)	1,144	(3,173)	(976)	259	(717)
Net change in unrealized gains on investment securities available for sale	25,093	(6,650)	18,444	(38,152)	10,111	(28,041)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(28,129)	7,454	(20,675)	26,929	(7,136)	19,793
Amounts reclassified to interest expense on borrowings	(2,723)	722	(2,001)	939	(249)	690
Net change in unrealized losses on derivative instruments	(30,852)	8,176	(22,676)	27,868	(7,385)	20,483
Other comprehensive loss	$(5,759)	$1,526	$(4,232)	$(10,284)	$2,726	$(7,558)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2018	$4,194	$679	$4,873
Other comprehensive loss	18,444	(22,676)	(4,232)
Balance at March 31, 2019	$22,638	$(21,997)	$641

Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(28,041)	20,483	(7,558)
Balance at March 31, 2018	$37,680	$18,650	$56,330

Other
In January 2019, the Company's Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The program may be commenced, suspended or discontinued without prior notice.
Note 10    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2018	1,186,238	$38.86
Granted	563,970	36.65
Vested	(505,438)	37.80
Canceled or forfeited	(25,930)	39.93
Unvested share awards outstanding, March 31, 2019	1,218,840	$38.25

Unvested share awards outstanding, December 31, 2017	1,108,477	36.06
Granted	640,040	40.28
Vested	(471,172)	34.75
Canceled or forfeited	(31,479)	38.48
Unvested share awards outstanding, March 31, 2018	1,245,866	$38.66

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. All shares granted prior to 2019 vest in equal annual installments over a period of three years from the date of grant. All shares granted in 2019 vest in equal annual installments over a period of four years from the date of grant. The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Closing price on date of grant	$36.65	$40.28
Aggregate grant date fair value of shares vesting	$19,105	$16,373

The total unrecognized compensation cost of $37.9 million for all unvested share awards outstanding at March 31, 2019 will be recognized over a weighted average remaining period of 2.61 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and vest on December 31st in equal tranches over three years for awards issued prior to 2019 and over four years for awards issued in 2019. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of the performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. The performance criteria established for the PSUs granted in 2019, 2018 and 2017 include both performance and market conditions. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
The Company has cash settled all tranches of RSUs and PSUs that have vested through December 31, 2018. As a result of the previous cash settlements, all RSUs and PSUs have been determined to be liability instruments and are remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2018	90,612	99,874
Granted	73,062	73,062
Unvested executive share-based awards outstanding, March 31, 2019	163,674	172,936

Unvested executive share-based awards outstanding, December 31, 2017	91,171	105,721
Granted	52,026	52,026
Unvested executive share-based awards outstanding, March 31, 2018	143,197	157,747

The total liability for these executive share-based awards was $3.3 million at March 31, 2019. The total unrecognized compensation cost of $8.2 million for unvested executive share-based awards at March 31, 2019 will be recognized over a weighted average remaining period of 2.40 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019, included in the summary of activity related to unvested share awards above, vest over three years and awards related to the 2019 performance period will vest in equal installments over a period of four years from the date of grant. The total liability for incentive share awards for the 2019 performance period was $0.2 million at March 31, 2019. The related total unrecognized compensation cost of $3.8 million for incentive share awards at March 31, 2019 will be recognized over a weighted average remaining period of 4.76 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 563,970 unvested share awards granted during the three months ended March 31, 2019, as discussed above, included 60,290 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2018.
Option Awards
A summary of activity related to stock option awards for the three months ended March 31, 2019 and 2018 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2018	964,840	$26.53
Exercised	(3,910)	11.14
Canceled or forfeited	(1,960)	63.74
Option awards outstanding and exercisable, March 31, 2019	958,970	$26.52

Option awards outstanding, December 31, 2017	1,270,688	$26.93
Exercised	(40,500)	26.94
Option awards outstanding, March 31, 2018	1,230,188	$26.93

The intrinsic value of options exercised was $0.1 million and $0.6 million, respectively, during the three months ended March 31, 2019 and 2018. The related tax benefit of options exercised was insignificant for both the three months ended March 31, 2019 and 2018.
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
March 31, 2019

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$34,890	$—	$—	$34,890
U.S. Government agency and sponsored enterprise residential MBS	—	2,095,993	—	2,095,993
U.S. Government agency and sponsored enterprise commercial MBS	—	439,331	—	439,331
Private label residential MBS and CMOs	—	1,605,494	27,904	1,633,398
Private label commercial MBS	—	1,481,482	—	1,481,482
Single family rental real estate-backed securities	—	414,884	—	414,884
Collateralized loan obligations	—	1,220,225	—	1,220,225
Non-mortgage asset-backed securities	—	145,857	—	145,857
State and municipal obligations	—	384,297	—	384,297
SBA securities	—	447,469	—	447,469
Other debt securities	—	—	4,818	4,818
Marketable equity securities	61,980	—	—	61,980
Servicing rights	—	—	9,585	9,585
Derivative assets	—	26,850	—	26,850
Total assets at fair value	$96,870	$8,261,882	$42,307	$8,401,059
Derivative liabilities	$—	$(16,748)	$—	$(16,748)
Total liabilities at fair value	$—	$(16,748)	$—	$(16,748)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$39,873	$—	$—	$39,873
U.S. Government agency and sponsored enterprise residential MBS	—	1,897,474	—	1,897,474
U.S. Government agency and sponsored enterprise commercial MBS	—	374,787	—	374,787
Private label residential MBS and CMOs	—	1,499,514	34,684	1,534,198
Private label commercial MBS	—	1,485,716	—	1,485,716
Single family rental real estate-backed securities	—	402,458	—	402,458
Collateralized loan obligations	—	1,235,198	—	1,235,198
Non-mortgage asset-backed securities	—	204,067	—	204,067
State and municipal obligations	—	398,429	—	398,429
SBA securities	—	519,313	—	519,313
Other debt securities	—	—	4,846	4,846
Marketable securities	60,519	—	—	60,519
Servicing rights	—	—	9,525	9,525
Derivative assets	—	29,615	—	29,615
Total assets at fair value	$100,392	$8,046,571	$49,055	$8,196,018
Derivative liabilities	$—	$(23,874)	$—	$(23,874)
Total liabilities at fair value	$—	$(23,874)	$—	$(23,874)

The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019			2018
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$34,684	$4,846	$9,525	$52,214	$5,329	$30,737
Gains (losses) for the period included in:
Net income	1,434	—	(662)	1,319	—	247
Other comprehensive income	(3,264)	(35)	—	(2,498)	378	—
Discount accretion	2,103	15	—	871	31	—
Purchases or additions	—	—	722	—	—	2,448
Sales	(4,970)	—	—	(5,120)	—	—
Settlements	(2,083)	(8)	—	(2,666)	(24)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$27,904	$4,818	$9,585	$44,120	$5,714	$33,432
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(460)	$(35)		$(1,061)	$378

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Gains on private label residential MBS recognized in net income during the three months ended March 31, 2019 and 2018 are included in the consolidated statement of income line item "Gain on investment securities, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized gains (losses) included in earnings for the three months ended March 31, 2019 and 2018 that were related to servicing rights held at March 31, 2019 and 2018 totaled approximately $(0.2) million and $1.3 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at March 31, 2019 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $28 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at March 31, 2019 were 19.2% and 14.7% for investment grade and non-investment grade securities, respectively.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of March 31, 2019 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2019
Investment grade	$14,042	Discounted cash flow	Voluntary prepayment rate	5.00% - 27.20% (16.10%)
			Probability of default	0.10% - 10.00% (2.09%)
			Loss severity	15.00% - 100.00% (41.53%)
			Discount rate	2.96% - 6.32% (3.86%)

Non-investment grade	$13,862	Discounted cash flow	Voluntary prepayment rate	4.00% - 30.00% (15.50%)
			Probability of default	0.00% - 10.00% (2.59%)
			Loss severity	15.00% - 100.00% (30.03%)
			Discount rate	2.21% - 13.79% (5.04%)
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of March 31, 2019 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	March 31, 2019
Commercial servicing rights	$9,585	Discounted cash flow	Prepayment rate	1.67% - 18.51% (13.30%)
			Discount rate	3.84% - 20.58% (12.70%)
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
Impaired loans, OREO and other repossessed assets—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets or collateral consisting of other business assets may be based on third-party appraisals or internal analyses that use market approaches to valuation incorporating primarily unobservable inputs.
Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are classified within levels 2 and 3 of the fair value hierarchy.
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	March 31, 2019				Three Months Ended March 31, 2019
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$—	$446	$446	$(18)
Impaired loans	$—	$—	$24,671	$24,671	$(1,916)

	March 31, 2018				Three Months Ended March 31, 2018
	Level 1	Level 2	Level 3	Total	Losses from Fair Value Changes
OREO and repossessed assets	$—	$1,674	$432	$2,106	$(1,405)
Impaired loans	$—	$12,522	$74,895	$87,417	$(3,755)
Included in the tables above are impaired taxi medallion loans with carrying values of $78.3 million at March 31, 2018. Losses from fair value changes included in the tables above include $2.5 million recognized on impaired taxi medallion loans during the three months ended March 31, 2018. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $1.7 million at March 31, 2018. Losses of $0.5 million were recognized on repossessed taxi medallions during the three months ended March 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$241,451	$241,451	$382,073	$382,073
Investment securities	1/2/3	8,374,624	8,374,959	8,166,878	8,167,127
Non-marketable equity securities	2	276,827	276,827	267,052	267,052
Loans held for sale	2	28,730	31,140	36,992	39,931
Loans	3	22,244,114	22,317,253	21,867,077	21,868,258
Derivative assets	2	26,850	26,850	29,615	29,615
Liabilities:
Demand, savings and money market deposits	2	$16,912,407	$16,912,407	$16,654,465	$16,654,465
Time deposits	2	6,766,876	6,776,885	6,819,758	6,820,355
Federal funds purchased	2	175,000	175,000	175,000	175,000
FHLB advances	2	5,026,000	5,039,168	4,796,000	4,810,446
Notes and other borrowings	2	402,701	424,011	402,749	416,142
Derivative liabilities	2	16,748	16,748	23,874	23,874

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2019

Total lending related commitments outstanding at March 31, 2019 were as follows (in thousands):

Commitments to fund loans	$502,649
Commitments to purchase loans	774,024
Unfunded commitments under lines of credit	2,828,533
Commercial and standby letters of credit	85,039
$4,190,245

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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2019 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K”).
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2018 Annual Report on Form 10-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
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
Quarterly highlights include:

•
Net income for the three months ended March 31, 2019 was $66.0 million, or $0.65 per diluted share, compared to $85.2 million, or $0.77 per diluted share, for the three months ended March 31, 2018. Non-loss share diluted earnings per share, as previously reported, for the three months ended March 31, 2018 was $0.54. Earnings for the three months ended March 31, 2019 generated an annualized return on average stockholders' equity of 9.05% and an annualized return on average assets of 0.82%.

•
For the quarter ended March 31, 2019, total deposits increased by $205 million, of which $143 million was non-interest bearing demand deposits. Non-interest bearing demand deposits grew to 15.9% of total deposits at March 31, 2019, from 14.0% at the end of 2017.

•
Loans and leases, including equipment under operating lease, grew by $390 million during the quarter. At March 31, 2019, commercial real estate loans represented 34% of total loans and C&I loans represented 44% of the portfolio. By comparison, at the end of 2017, commercial real estate loans represented 38% of total loans while C&I loans accounted for 42% of the portfolio.

•
As expected, net interest income decreased by $56.9 million to $190.9 million for the quarter ended March 31, 2019 from $247.8 million for the quarter ended March 31, 2018. The net interest margin, calculated on a tax-equivalent basis, was 2.54% for the quarter ended March 31, 2019 compared to 4.01% for the immediately preceding quarter ended December 31, 2018 and 3.56% for the quarter ended March 31, 2018. The most significant reason for the declines in net interest income and the net interest margin was the decrease in accretion on residential ACI loans (formerly covered loans).

•
During the quarter ended March 31, 2019, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate purchase price of approximately $40 million, at a weighted average price of $35.91 per share.

•	Book value per common share grew to $29.71 at March 31, 2019 from $29.49 at December 31, 2018 while tangible book value per common share increased to $28.92 from $28.71 over the same period.

•	As previously disclosed, the Single Family Shared-Loss Agreement between BankUnited N.A. ("the Bank") and the FDIC was terminated on February 13, 2019.

•	Asset quality remained strong. The ratio of non-performing loans to total loans was 0.60% and the ratio of non-performing assets to total assets was 0.44% at March 31, 2019.
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

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21% (dollars in thousands):

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$21,974,453	$245,010	4.50%	$20,783,987	$196,878	3.83%
Covered loans	—	—	—%	498,701	81,309	65.22%
Total loans	21,974,453	245,010	4.50%	21,282,688	278,187	5.26%
Investment securities (3)	8,520,555	77,607	3.64%	6,772,449	51,524	3.04%
Other interest earning assets	496,141	4,852	3.96%	518,857	3,791	2.96%
Total interest earning assets	30,991,149	327,469	4.26%	28,573,994	333,502	4.70%
Allowance for loan and lease losses	(111,074)			(145,216)
Non-interest earning assets	1,603,922			1,944,678
Total assets	$32,483,997			$30,373,456
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,702,479	5,639	1.34%	$1,600,009	4,157	1.05%
Savings and money market deposits	11,453,980	52,817	1.87%	10,799,270	29,054	1.09%
Time deposits	6,907,011	38,965	2.29%	6,314,137	23,150	1.49%
Total interest bearing deposits	20,063,470	97,421	1.97%	18,713,416	56,361	1.22%
Federal funds purchased	137,378	824	2.40%	—	—	—%
FHLB advances	4,660,222	27,374	2.38%	4,459,389	18,297	1.66%
Notes and other borrowings	404,852	5,309	5.25%	402,840	5,309	5.27%
Total interest bearing liabilities	25,265,922	130,928	2.10%	23,575,645	79,967	1.37%
Non-interest bearing demand deposits	3,605,131			3,318,952
Other non-interest bearing liabilities	657,360			414,842
Total liabilities	29,528,413			27,309,439
Stockholders' equity	2,955,584			3,064,017
Total liabilities and stockholders' equity	$32,483,997			$30,373,456
Net interest income		$196,541			$253,535
Interest rate spread			2.16%			3.33%
Net interest margin			2.54%			3.56%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $4.4 million and $4.2 million and the tax-equivalent adjustment for tax-exempt investment securities was $1.3 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Annualized

(3)	At fair value except for securities held to maturity
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Net interest income, calculated on a tax-equivalent basis, was $196.5 million for the three months ended March 31, 2019 compared to $253.5 million for the three months ended March 31, 2018, a decrease of $57.0 million. The decrease in net interest income was comprised of a decrease in tax-equivalent interest income of $6.0 million and an increase in interest expense of $51.0 million.

The decrease in tax-equivalent interest income was comprised primarily of a $33.2 million decrease in interest income from loans and a $26.1 million increase in interest income from investment securities. Decreased interest income from loans was primarily attributable to a 0.76% decrease in the tax-equivalent yield to 4.50% for the three months ended March 31, 2019 from 5.26% for the three months ended March 31, 2018, partially offset by a $692 million increase in the average balance outstanding.

•
The decline in the tax-equivalent yield on loans was mainly the result of the decrease in accretion on formerly covered residential ACI loans. Both the average balance of and yield on these loans declined. The decline in the average balance resulted from the sale of a substantial portion of the loans during 2018. The yield on the remaining loans declined to 33.00% for the three months ended March 31, 2019 from 65.22% for the three months ended March 31, 2018, due primarily to changes in assumptions about the remaining period over which accretable yield would be realized, attributable to management's decision to retain certain loans beyond expiration of the Single Family Shared-Loss Agreement.

•
The tax-equivalent yield on loans other than formerly covered residential loans increased to 4.24% for the three months ended March 31, 2019, from 3.83% for the three months ended March 31, 2018. The most significant factor contributing to this increased yield was the impact of increases in benchmark interest rates.

The average balance of investment securities increased by $1.7 billion for the three months ended March 31, 2019 from the three months ended March 31, 2018, while the tax-equivalent yield increased to 3.64% from 3.04%. The increase in tax-equivalent yield primarily reflects changes in portfolio composition and resetting of coupon rates on floating-rate securities.
The primary components of the increase in interest expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 were a $41.1 million increase in interest expense on deposits and a $9.1 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $1.4 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.75% to 1.97% for the three months ended March 31, 2019 from 1.22% for the three months ended March 31, 2018. This cost increase was driven by the growth of deposits in competitive markets and a rising short-term interest rate environment.
The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.72% to 2.38% for the three months ended March 31, 2019 from 1.66% for the three months ended March 31, 2018. The increased cost was driven primarily by increased market rates.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended March 31, 2019 was 2.54% as compared to 3.56% for the three months ended March 31, 2018. The interest rate spread decreased to 2.16% for the three months ended March 31, 2019 from 3.33% for the three months ended March 31, 2018. The decrease in net interest margin is primarily attributed to the decline in the average balance of and yield on formerly covered residential ACI loans discussed above.
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
For the three months ended March 31, 2019 and 2018, the Company recorded provisions for loan losses of $10.3 million and $3.1 million, respectively. The provision for the quarter ended March 31, 2018 included $2.8 million related to taxi medallion loans.
The provision for loan losses for the quarter ended March 31, 2019 was impacted by (i) an increase in the provision related to specific reserves for loans determined individually to be impaired; (ii) the relative impact on the provision of changes in certain quantitative and qualitative loss factors; and (iii) loan growth.

Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Income from resolution of covered assets, net	$—	$3,317
Net loss on FDIC indemnification	—	(3,615)
Deposit service charges and fees	3,830	3,487
Gain on sale of loans, net	2,936	3,501
Gain on investment securities, net	5,785	364
Lease financing	17,186	14,102
Other non-interest income	6,518	6,830
	$36,255	$27,986
Declines in income from resolution of covered assets, net and net loss on FDIC indemnification resulted from the termination of the Single Family Shared-Loss Agreement on February 13, 2019.
The most significant components of gain on sale of loans, net are gains on sales of the guaranteed portions of SBA loans by SBF and gains on sale of government-insured residential loans. Gain on sale of loans, net for the three months ended March 31, 2018 also included $1.7 million related to the sale of covered loans.
Gain on investment securities, net for the three months ended March 31, 2019 reflected net realized gains of $4.3 million from the sale of investment securities available for sale and net unrealized gains on marketable equity securities of $1.5 million. Sales of securities during the quarter related primarily to ongoing management of the Company's liquidity position.
Period over period increases in income from lease financing generally corresponded to the growth in the portfolio of equipment under operating lease.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee compensation and benefits	$65,233	$67,036
Occupancy and equipment	13,166	14,303
Amortization of FDIC indemnification asset	—	40,347
Deposit insurance expense	4,041	4,812
Professional fees	7,871	2,875
Technology and telecommunications	11,168	8,214
Depreciation of equipment under operating lease	11,812	9,316
Other non-interest expense	13,399	14,914
	$126,690	$161,817

Amortization of FDIC indemnification asset
The FDIC indemnification asset was amortized to zero during the fourth quarter of 2018 in light of the expected termination of the Single Family Shared-Loss Agreement.

Professional Fees
Professional fees for the three months ended March 31, 2019 was impacted by consulting services related to our BankUnited 2.0 initiative and the implementation of CECL.

Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities and deposit generation, expenses and losses related to OREO, foreclosure and repossessed assets, regulatory examination assessments, travel and general office expense.
Income Taxes
The Company’s effective income tax rate was 26.8% and 23.1% for the three months ended March 31, 2019 and 2018, respectively. An increase in state income taxes contributed to the increase in the effective income tax rate. The effective income tax rate differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2019 and 2018 due primarily to income not subject to tax, offset by state income taxes.
For more information about income taxes, see Note 7 to the consolidated financial statements.
Analysis of Financial Condition
Average interest-earning assets increased $2.4 billion to $31.0 billion for the three months ended March 31, 2019 from $28.6 billion for the three months ended March 31, 2018. This increase was driven by a $692 million increase in the average balance of outstanding loans and a $1.7 billion increase in the average balance of investment securities. A $341 million decrease in average non-interest earning assets was primarily attributed to (i) the decrease in the FDIC indemnification asset, which was amortized to zero during the fourth quarter of 2018 and (ii) a decrease in income taxes receivable related to a discrete income tax benefit recognized during the fourth quarter of 2017, offset by (iii) the recognition of the ROU asset subsequent to the adoption of ASU 2016-02 effective January 1, 2019.
Average interest bearing liabilities increased $1.7 billion to $25.3 billion for the three months ended March 31, 2019 from $23.6 billion for the three months ended March 31, 2018, due primarily to an increase of $1.4 billion in average interest bearing deposits.
Average stockholders' equity decreased by $108 million, due primarily to the repurchase of common stock, offset by the retention of earnings.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities as of the dates indicated (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$34,879	$34,890	$39,885	$39,873
U.S. Government agency and sponsored enterprise residential MBS	2,087,465	2,095,993	1,885,302	1,897,474
U.S. Government agency and sponsored enterprise commercial MBS	437,854	439,331	374,569	374,787
Private label residential MBS and CMOs	1,625,348	1,633,398	1,539,058	1,534,198
Private label commercial MBS	1,477,465	1,481,482	1,486,835	1,485,716
Single family rental real estate-backed securities	413,318	414,884	406,310	402,458
Collateralized loan obligations	1,230,643	1,220,225	1,239,355	1,235,198
Non-mortgage asset-backed securities	145,296	145,857	204,372	204,067
State and municipal obligations	374,314	384,297	398,810	398,429
SBA securities	443,864	447,469	514,765	519,313
Other debt securities	1,400	4,818	1,393	4,846
Marketable equity securities	61,980	61,980	60,519	60,519
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$8,343,826	$8,374,624	$8,161,173	$8,166,878
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including commercial MBS, residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2019 was 4.6 years. The effective duration of the investment portfolio as of March 31, 2019 was 1.3 years. The model results are based on assumptions that may differ from actual results.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of March 31, 2019, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$34,890	2.37%	$—	—%	$—	—%	$—	—%	$34,890	2.37%
U.S. Government agency and sponsored enterprise residential MBS	192,616	3.31%	948,610	3.16%	823,936	3.07%	130,831	3.02%	2,095,993	3.13%
U.S. Government agency and sponsored enterprise commercial MBS	1,864	3.58%	16,810	3.77%	319,631	3.29%	101,026	3.78%	439,331	3.42%
Private label residential MBS and CMOs	343,077	3.84%	932,320	3.81%	287,994	3.66%	70,007	3.52%	1,633,398	3.78%
Private label commercial MBS	129,809	4.05%	1,084,535	4.23%	258,788	3.61%	8,350	3.44%	1,481,482	4.10%
Single family rental real estate-backed securities	14,909	2.91%	170,378	3.32%	229,597	3.56%	—	—%	414,884	3.44%
Collateralized loan obligations	38,185	4.60%	771,577	4.17%	410,463	4.47%	—	—%	1,220,225	4.29%
Non-mortgage asset-backed securities	11,718	4.22%	96,250	3.43%	37,774	3.23%	115	2.92%	145,857	3.44%
State and municipal obligations	1,573	1.96%	26,242	2.52%	282,272	3.62%	74,210	4.27%	384,297	3.67%
SBA securities	89,685	3.53%	206,052	3.43%	101,485	3.37%	50,247	3.32%	447,469	3.42%
Other debt securities	—	—%	—	—%	—	—%	4,818	15.33%	4,818	15.33%
	$858,326	3.68%	$4,252,774	3.79%	$2,751,940	3.53%	$439,604	3.57%	8,302,644	3.68%
Marketable equity securities with no scheduled maturity									61,980	7.39%
Total investment securities available for sale and marketable equity securities									$8,364,624	3.71%
The investment securities available for sale portfolio was in a net unrealized gain position of $30.8 million at March 31, 2019 with aggregate fair value equal to 100.4% of amortized cost. Net unrealized gains included $61.9 million of gross unrealized gains and $31.1 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at March 31, 2019 had an aggregate fair value of $3.9 billion. At March 31, 2019, 99.1% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $63 million were not rated at March 31, 2019. These securities have been determined by management to be of investment grade quality. Additionally, $14 million of securities acquired at substantial discounts in the FSB acquisition were rated below investment grade at March 31, 2019. The majority of these securities were held in significant unrealized gain positions.
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
No securities were determined to be other-than-temporarily impaired at March 31, 2019 and 2018.
We do not intend to sell securities in significant unrealized loss positions at March 31, 2019. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. Unrealized losses in the portfolio at March 31, 2019 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired and, for the CLO portfolio, widening credit spreads. At March 31, 2019, 83%, 14% and 3% of CLOs were rated AAA, AA and A, respectively, based on the most recent third-party ratings, with a weighted-average subordination level at 41.3%, ranging from 26.3% to 43.3%. Management performs a thorough analysis prior to purchasing CLOs, including extensive vetting of the asset manager and stress testing of collateral. Management engages an independent third party to perform ongoing credit surveillance of the CLO portfolio, performs periodic stress testing of the portfolio and continuously monitors exposure, default status, and other relevant security characteristics.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and equity securities are classified within level 1 of the hierarchy. At March 31, 2019 and 2018, 0.4% and 0.7%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at March 31, 2019 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the three months ended March 31, 2019 and 2018.
For additional discussion of the fair values of investment securities, see Note 11 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at March 31, 2019 and 2018 included $29 million and $37 million, respectively, of commercial loans originated by SBF with the intent to sell in the secondary market. Commercial loans held for sale are comprised of the portion of loans guaranteed by U.S. government agencies, primarily the SBA. Loans are generally sold with servicing retained. Commercial servicing activity did not have a material impact on the results of operations for the three months ended March 31, 2019 and 2018.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,657,344	20.9%	$4,606,828	21.0%
Government insured residential	312,312	1.4%	265,701	1.2%
Other	14,341	0.1%	17,369	0.1%
	4,983,997	22.4%	4,889,898	22.3%
Commercial:
Multi-family	2,534,527	11.4%	2,583,331	11.8%
Non-owner occupied commercial real estate	4,817,629	21.5%	4,700,188	21.4%
Construction and land	213,634	1.0%	227,134	1.0%
Owner occupied commercial real estate	2,093,373	9.4%	2,122,381	9.7%
Commercial and industrial	5,039,938	22.5%	4,801,226	21.9%
Commercial lending subsidiaries	2,629,874	11.8%	2,608,834	11.9%
	17,328,975	77.6%	17,043,094	77.7%
Total loans	22,312,972	100.0%	21,932,992	100.0%
Premiums, discounts and deferred fees and costs, net	45,845		44,016
Loans including premiums, discounts and deferred fees and costs	22,358,817		21,977,008
Allowance for loan and lease losses	(114,703)		(109,931)
Loans, net	$22,244,114		$21,867,077

Total loans, including premiums, discounts and deferred fees and costs, increased by $382 million to $22.4 billion at March 31, 2019, from $22.0 billion at December 31, 2018.
Residential and other consumer loans grew by $97 million for the three months ended March 31, 2019. Multi-family loans declined by $49 million for the three months ended March 31, 2019, primarily due to continued run-off of the New York portfolio. Commercial and industrial loans, inclusive of owner occupied commercial real estate, grew by $209 million for the three months ended March 31, 2019, driven largely by growth in the Florida portfolio.
Included in multi-family and non-owner occupied commercial real estate loans above at March 31, 2019 were $97 million and $14 million, respectively, in re-positioning loans. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.

Residential mortgages and other consumer loans
Residential mortgages and other consumer loans totaled $5.0 billion, or 22.4% of total loans, at March 31, 2019 and $4.9 billion, or 22.3% of total loans, at December 31, 2018.
The following table shows the composition of residential and other consumer loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	March 31, 2019	December 31, 2018
Residential and other consumer loans:
1-4 single family residential	$4,718,053	$4,664,920
Government insured residential	313,311	266,729
Home equity loans and lines of credits	1,405	1,393
Other consumer loans	12,918	15,947
	$5,045,687	$4,948,989
The 1-4 single family residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in 2016. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2019, $131 million or 2.8% of residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of government insured residential buyout loans totaled $288 million at March 31, 2019. The Company is not the servicer of these loans.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The geographic concentration of the 1-4 single family residential portfolio, excluding government insured residential loans, is summarized as follows at the dates indicated (dollars in thousands):

	March 31, 2019		December 31, 2018
California	$1,182,201	25.1%	$1,177,221	25.2%
New York	986,659	20.9%	977,146	20.9%
Florida	642,965	13.6%	645,020	13.8%
Virginia	188,849	4.0%	184,756	4.0%
Others (1)	1,717,379	36.4%	1,680,777	36.1%
	$4,718,053	100.0%	$4,664,920	100.0%

(1)	No other state represented borrowers with more than 4.0% of 1-4 single family residential loans outstanding at March 31, 2019 or December 31, 2018.
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and leases. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 77.6% and 77.7% of loans as of March 31, 2019 and December 31, 2018, respectively.

The following table shows the composition of the commercial loan portfolio at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	March 31, 2019	December 31, 2018
Commercial:
Multi-family	$2,536,588	$2,585,421
Non-owner occupied commercial real estate	4,731,127	4,611,573
Construction and land	198,265	210,516
Owner occupied commercial real estate	1,979,161	2,007,603
Commercial and industrial	4,484,992	4,312,213
National commercial lending platforms
Pinnacle	1,450,316	1,462,655
Bridge - franchise finance	546,489	517,305
Bridge - equipment finance	640,910	636,838
SBF	250,930	252,221
Mortgage warehouse lending	494,352	431,674
	$17,313,130	$17,028,019
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
The following charts present the distribution of non-owner occupied commercial real estate by product type at the dates indicated:
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.0% of the total loan portfolio at March 31, 2019. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans include shared national credits totaling $2.4 billion at March 31, 2019, the majority of which are relationship based loans to borrowers in Florida and New York.

Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank's SBF unit primarily originates SBA guaranteed commercial and commercial real estate loans, generally selling the guaranteed portion in the secondary market and retaining the unguaranteed portion in portfolio. The Bank engages in mortgage warehouse lending on a national basis.
The geographic concentration of the commercial loans and direct financing leases in the national platforms is summarized as follows at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	March 31, 2019		December 31, 2018
Florida	$584,632	17.3%	$595,843	18.1%
California	524,925	15.5%	498,842	15.1%
Virginia	161,333	4.8%	153,619	4.7%
Utah	155,338	4.6%	156,732	4.7%
Iowa	151,947	4.5%	151,036	4.6%
Arizona	144,122	4.3%	149,087	4.5%
Texas	150,330	4.4%	150,878	4.6%
All others (1)	1,510,370	44.6%	1,444,656	43.7%
	$3,382,997	100.0%	$3,300,693	100.0%

(1)	No other state represented borrowers with more than 4.0% of loans outstanding at March 31, 2019 or December 31, 2018.
At March 31, 2019, 37.4% and 24.9% of commercial loans were originated within the Florida and New York portfolios, respectively. At December 31, 2018, 37.0% and 25.4% of commercial loans were originated within the Florida and New York portfolios, respectively.
Equipment under Operating Lease
Equipment under operating lease totaled $710 million at March 31, 2019. The portfolio consisted primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,571 railcars with a carrying value of $437 million at March 31, 2019, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,261 hopper cars and 1,595 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $289 million at March 31, 2019 was leased to companies for use in the energy industry.
The chart below presents equipment under operating lease by type at the dates indicated:

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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (in thousands):

	March 31, 2019		December 31, 2018
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,998,822	98.2%	$16,728,534	98.2%
Special mention	75,883	0.4%	81,070	0.5%
Substandard	229,170	1.3%	210,026	1.2%
Doubtful	9,255	0.1%	8,389	0.1%
	$17,313,130	100.0%	$17,028,019	100.0%
Equipment Under Operating Lease
Two operating lease relationships with a carrying value of assets under lease totaling $72 million, of which $36 million were exposures to the energy industry, were internally risk rated substandard at March 31, 2019. The present value of remaining lease payments on these leases and their residual values totaled approximately $41 million and $53 million, respectively at March 31, 2019, of which $36 million and $50 million, respectively were exposures to the energy industry. One relationship has been restructured to date, with no decrease in total minimum lease payments.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from three to ten years at March 31, 2019. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values. Asset risk may be higher for long-lived equipment such as railcars, which have useful lives of approximately 35-50 years.
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
Residential and Other Consumer Loans
The majority of our residential mortgage portfolio consists of loans purchased through established correspondent channels. Most of our purchases are of performing jumbo mortgage loans which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less although loans with LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
We have a dedicated residential credit risk management function, and the residential portfolio is monitored by our internal credit review function. Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans. We also consider original LTV and FICO score to be significant indicators of credit quality for the 1-4 single family residential portfolio, excluding FSB loans and government insured residential loans.
The following tables show the distribution of 1-4 single family residential loans, excluding FSB loans and government insured residential loans, by original FICO and LTV as of the dates indicated:

	March 31, 2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.3%	2.8%	4.3%	17.6%	27.0%
60% - 70%	2.8%	2.4%	3.8%	13.4%	22.4%
70% - 80%	3.7%	4.6%	8.4%	28.5%	45.2%
More than 80%	0.4%	0.8%	1.0%	3.2%	5.4%
	9.2%	10.6%	17.5%	62.7%	100.0%

	December 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
60% or less	2.4%	2.8%	4.4%	18.2%	27.8%
60% - 70%	2.7%	2.4%	3.8%	13.4%	22.3%
70% - 80%	3.5%	4.6%	8.4%	28.3%	44.8%
More than 80%	0.4%	0.8%	0.8%	3.1%	5.1%
	9.0%	10.6%	17.4%	63.0%	100.0%
At March 31, 2019, the 1-4 single family residential loan portfolio, excluding FSB loans and government insured residential loans, had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 764 and a weighted-average LTV of 67.8%. The majority of this portfolio was owner-occupied, with 85.4% primary residence, 7.4% second homes and 7.2% investment properties. In terms of vintage, 40.1% of the portfolio was originated pre-2016, 19.8% in 2016, 22.2% in 2017, 15.8% in 2018 and 2.1% in 2019.

1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $190.3 million and $23.5 million at March 31, 2019 and December 31, 2018, respectively. The increase in loans past due more than 30 days is procedural, attributable to the transfer of the servicing of the residential loan portfolio during the first quarter of 2019. Delinquency levels are expected to normalize over the course of the next quarter. The amount of these loans 90 days or more past due was $6.6 million and $7.0 million at March 31, 2019 and December 31, 2018, respectively.
Other Consumer Loans
Substantially all other consumer loans were current at March 31, 2019 and December 31, 2018.
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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$7,355	$6,316
Other consumer loans	283	288
Total residential and other consumer loans	7,638	6,604
Commercial:
Multi-family	25,298	25,560
Non-owner occupied commercial real estate	25,459	16,050
Construction and land	9,790	9,923
Owner occupied commercial real estate	18,439	19,789
Commercial and industrial	24,346	28,584
Commercial lending subsidiaries	22,224	22,733
Total commercial loans	125,556	122,639
Total non-accrual loans	133,194	129,243
Loans past due 90 days and still accruing	—	650
Total non-performing loans	133,194	129,893
OREO	10,691	8,432
Repossessed assets	1,085	1,085
Total non-performing assets	144,970	139,410
Performing TDRs	24,613	7,898
Total impaired loans and non-performing assets	$169,583	$147,308

Non-performing loans to total loans (1)	0.60%	0.59%
Non-performing assets to total assets	0.44%	0.43%
ALLL to total loans (1)	0.51%	0.50%
ALLL to non-performing loans	86.12%	84.63%
Net charge-offs to average loans(2)(3)	0.10%	0.28%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Annualized for March 31, 2019.

(3)	The ratio of charge-offs of taxi medallion loans to average total loans was 0.18% for the year ended December 31, 2018.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was insignificant at March 31, 2019 and December 31, 2018. Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above. The carrying value of such loans contractually delinquent by more than 90 days was $247 million and $218 million at March 31, 2019 and December 31, 2018, respectively.
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
The following table summarizes loans that have been modified in TDRs at March 31, 2019 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer	67	$10,891	$9
Commercial	26	44,364	3,336
	93	$55,255	$3,345
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $113 million at March 31, 2019, substantially all of which were current as to principal and interest at March 31, 2019.
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
Our servicers evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure, and pursue the alternative most suitable to the consumer and to mitigate losses to the bank.

Analysis of the Allowance for Loan and Lease Losses
The ALLL relates to loans originated or purchased since the FSB acquisition and impairment recognized as a result of decreases in expected cash flows on ACI loans due to further credit deterioration. The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, the level of business investment and growth, real estate values, vacancy rates and rental rates in our primary market areas, the level of interest rates, and a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio. Adoption of the CECL model in the first quarter of 2020 will result in significant changes to the methodology employed to determine the amount of the ALLL, and may materially impact the amount of the ALLL recorded in the consolidated financial statements.
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
To the extent, in management's judgment, commercial portfolio segments have sufficient observable loss history, the quantitative portion of the ALLL is based on the Bank's historical net charge-off rates. These commercial segments include owner-occupied commercial real estate loans, commercial and industrial loans and the Bridge portfolios. For commercial portfolio segments that have not yet exhibited an observable loss trend, the quantitative loss factors are based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. These commercial segments include multifamily, non-owner occupied commercial real estate and construction and land loans. For Pinnacle, quantitative loss factors are based primarily on historical municipal default data. For most commercial portfolio segments, we use a 20 quarter look-back period in the calculation of historical net charge-off rates.
Where applicable, the peer group used to calculate average annual historical net charge-off rates used in estimating general reserves is made up of 25 banks included in the OCC Midsize Bank Group plus five additional banks not included in the OCC Midsize Bank Group that management believes to be comparable based on size, geography and nature of lending operations. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
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
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at March 31, 2019 or December 31, 2018.

Residential and other consumer loans
The residential and other consumer loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for residential loans is based primarily on relevant proxy historical loss rates. The ALLL for 1-4 single family residential loans, excluding government insured residential loans, is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 20-quarter average net charge-off rate is used to estimate the ALLL for the home equity and other consumer loan classes. See further discussion of peer group loss factors above. The home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
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
No ALLL related to 1-4 single family residential ACI pools was recorded at March 31, 2019 or December 31, 2018.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period:	$109,931	$144,795
Provision for (recovery of) loan losses:
1-4 single family residential	178	245
Home equity loans and lines of credit	(5)	(6)
Other consumer loans	(23)	135
Multi-family	(1,077)	1,471
Non-owner occupied commercial real estate	5,288	49
Construction and land	414	137
Owner occupied commercial real estate	(1,729)	541
Commercial and industrial	7,675	1,650
Commercial lending subsidiaries
Pinnacle	(7)	(43)
Bridge - franchise finance	327	124
Bridge - equipment finance	(760)	(1,156)
Total Provision	10,281	3,147
Charge-offs:
1-4 single family residential	—	(15)
Other consumer loans	—	(267)
Non-owner occupied commercial real estate	(1,703)	(243)
Owner occupied commercial real estate	(42)	(3,225)
Commercial and industrial(1)	(4,388)	(6,882)
Total Charge-offs	(6,133)	(10,632)
Recoveries:
Home equity loans and lines of credit	2	2
Other consumer loans	12	18
Owner occupied commercial real estate	323	—
Commercial and industrial	287	144
Commercial lending subsidiaries
Bridge - franchise finance	—	2
Total Recoveries	624	166
Net Charge-offs:	(5,509)	(10,466)
Balance at end of period	$114,703	$137,476

(1)	Includes charge-offs of $5.4 million related to taxi medallion loans during the three months ended March 31, 2018.

The following table shows the distribution of the ALLL at the dates indicated (dollars in thousands):

	March 31, 2019		December 31, 2018
	Total	%(1)	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$10,804	22.3%	$10,626	22.2%
Home equity loans and lines of credit	—	—%	3	—%
Other consumer loans	148	0.1%	159	0.1%
	10,952	22.4%	10,788	22.3%
Commercial:
Multi-family	6,322	11.4%	7,399	11.8%
Non-owner occupied commercial real estate	33,843	21.5%	30,258	21.4%
Construction and land	1,792	1.0%	1,378	1.0%
Owner occupied commercial real estate	8,351	9.4%	9,799	9.7%
Commercial and industrial	37,890	22.5%	34,316	21.9%
Commercial lending subsidiaries
Pinnacle	868	6.5%	875	6.6%
Bridge - franchise finance	5,887	2.4%	5,560	2.4%
Bridge - equipment finance	8,798	2.9%	9,558	2.9%
	103,751	77.6%	99,143	77.7%
	$114,703	100.0%	$109,931	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL at March 31, 2019 increased $4.8 million from the balance at December 31, 2018. Factors influencing the change in the ALLL related to specific loan types at March 31, 2019 as compared to December 31, 2018, include:

•	A decrease of $1.1 million for multi-family loans was primarily attributable to a decrease in the balance of loans outstanding and a decrease in quantitative and qualitative loss factors.

•
An increase of $3.6 million for non-owner occupied commercial real estate loans was primarily attributable to increases in certain qualitative loss factors and an increase in specific reserves for one impaired loan relationship.

•
A decrease of $1.4 million for owner occupied commercial real estate loans was primarily attributable to a decrease in quantitative and qualitative loss factors and a decrease in the specific reserve for one impaired loan relationship.

•	An increase of $3.6 million for other commercial and industrial loans was attributable to loan growth, an increase in quantitative and qualitative loss factors and increase in specific reserves.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	3,605,131	—%	$3,318,952	—%
Interest bearing	1,702,479	1.34%	1,600,009	1.05%
Money market	11,221,366	1.90%	10,470,666	1.12%
Savings	232,614	0.28%	328,604	0.28%
Time	6,907,011	2.29%	6,314,137	1.49%
	$23,668,601	1.67%	$22,032,368	1.04%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2019 (in thousands):

Three months or less	$503,507
Over three through six months	779,377
Over six through twelve months	1,834,843
Over twelve months	580,830
$3,698,557
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage, commercial real estate and home equity loans, and MBS.
The contractual balance of FHLB advances outstanding at March 31, 2019 is scheduled to mature as follows (in thousands):

Maturing in:
2019—One month or less	$1,845,000
2019—Over one month	2,431,000
2020	475,000
2021	275,000
Carrying value	$5,026,000
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. See Note 8 to the consolidated financial statements for more information about derivative instruments.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Senior notes	$394,562	$394,390
Finance leases	8,139	8,359
	$402,701	$402,749
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.

The Bank utilizes federal funds purchased to manage the daily cash position. At March 31, 2019, the Company had $175 million in federal funds purchased.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2019 and December 31, 2018, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity remained relatively flat compared to December 31, 2018. The repurchase of common shares and payment of dividends were offset by the retention of earnings. Our dividend payout ratio was 32.4% and 27.0% for the three months ended March 31, 2019 and 2018, respectively.
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
During the three months ended March 31, 2019, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate purchase price of approximately $40 million, a weighted average price of $35.91 per share.
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
The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2019 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,843,097	8.78%	N/A (1)	N/A (1)	$1,295,988	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,843,097	12.27%	$1,506,180	6.50%	$1,042,740	4.50%	$1,622,040	7.00%
Tier 1 risk-based capital	$2,843,097	12.27%	$1,853,760	8.00%	$1,390,320	6.00%	$1,969,620	8.50%
Total risk based capital	$2,961,025	12.78%	$2,317,201	10.00%	$1,853,760	8.00%	$2,433,061	10.50%
BankUnited:
Tier 1 leverage	$2,986,945	9.24%	$1,615,496	5.00%	$1,292,397	4.00%	N/A	N/A
CET1 risk-based capital	$2,986,945	12.94%	$1,500,029	6.50%	$1,038,482	4.50%	$1,615,416	7.00%
Tier 1 risk-based capital	$2,986,945	12.94%	$1,846,190	8.00%	$1,384,642	6.00%	$1,961,576	8.50%
Total risk based capital	$3,104,873	13.45%	$2,307,737	10.00%	$1,846,190	8.00%	$2,423,124	10.50%

1) There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Beginning January 1, 2019, the Bank and the Company are required to maintain a capital conservation buffer composed of CET1 capital equal to 2.50% of risk-weighted assets above the amounts required to be adequately capitalized in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.

Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's liquidity needs have been and continue to be met by cash flows from operations, deposit growth, the investment portfolio and FHLB advances.
For the three months ended March 31, 2019 and 2018 net cash provided by operating activities was $88.5 million and $138.1 million, respectively. When compared with the three months ended March 31, 2018, operating cash flows were negatively impacted by approximately $64.5 million as a result of the daily cash settlement of derivative positions. These settlements, which are reported in cash flows from operating activities, are directly affected by changes in market interest rates. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $16.4 million and $82.3 million for the three months ended March 31, 2019 and 2018, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment of ACI loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At March 31, 2019, unencumbered investment securities totaled $6.1 billion. At March 31, 2019, BankUnited had available borrowing capacity at the FHLB of $3.4 billion, unused borrowing capacity at the FRB of $487 million and unused Federal funds lines of credit totaling $85 million. Management also has the ability to exert substantial control over the rate and timing of growth of the loan portfolio, and resultant requirements for liquidity to fund loans.
Continued growth of deposits and loans are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At March 31, 2019, BankUnited’s 30 day total liquidity ratio was 196%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At March 31, 2019, BankUnited’s one year liquidity ratio was 148%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities, the ratio of brokered deposits to total deposits, the ratio of FHLB advances to total funding, the percentage of investment securities backed by the U.S. government and government agencies and concentrations of large deposits. At March 31, 2019, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Simulations are generated based on both static and dynamic balance sheet assumptions. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment and economic climate. Currently, our model projects instantaneous rate shocks of down 200, down 100, plus 100, plus 200, plus 300 and plus 400 basis point shifts as well as flattening and inverted yield curve scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income, based on a dynamic forecasted balance sheet, in specified rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. The following table illustrates the acceptable limits as defined by policy and the impact on forecasted net interest income in the indicated scenarios at March 31, 2019 and December 31, 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits:
In year 1	(10.0)%	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(13.0)%	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at March 31, 2019 - increase (decrease):
In year 1	(4.0)%	(1.3)%	0.9%	(0.7)%	(4.0)%	(7.9)%
In year 2	(9.9)%	(3.6)%	3.3%	3.5%	2.0%	(0.4)%
Model Results at December 31, 2018 - increase (decrease):
In year 1	(4.3)%	(0.8)%	0.3%	(0.9)%	(2.4)%	(5.6)%
In year 2	(9.7)%	(3.0)%	3.6%	4.4%	4.0%	3.1%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 200 basis points at March 31, 2019 or December 31, 2018 due to the relatively low level of market interest rates. The following table illustrates the acceptable limits as established by ALCO and the modeled change in EVE in the indicated scenarios at March 31, 2019 and December 31, 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits	(18.0)%	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at March 31, 2019 - increase (decrease):	(2.6)%	1.3%	(2.3)%	(6.3)%	(10.9)%	(15.6)%
Model Results at December 31, 2018 - increase (decrease):	0.6%	2.5%	(3.1)%	(7.5)%	(12.4)%	(17.3)%
These measures fall within an acceptable level of interest rate risk per the policies established by the ALCO and the Board of Directors. In the event the models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale or re-positioning of a portion of its investment portfolio, restructuring of borrowings, or the use of derivatives.
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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At March 31, 2019, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $2.7 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other assets was $1.4 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.3 billion at March 31, 2019. The aggregate fair value of these interest rate swaps and caps included in other assets was $25.5 million and the aggregate fair value included in other liabilities was $16.7 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
See Note 8 to the consolidated financial statements for additional information about derivative financial instruments.
Off-Balance Sheet Arrangements
For more information on contractual obligations and commitments, see Note 12 to the consolidated financial statements, the Borrowings section of this MD&A and Off-Balance Sheet Arrangements in the MD&A of the Company's 2018 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in the 2018 Annual Report on Form 10-K.
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at March 31, 2019 (in thousands except share and per share data):

Total stockholders' equity	$2,923,390
Less: goodwill and other intangible assets	77,707
Tangible stockholders’ equity	$2,845,683

Common shares issued and outstanding	98,404,303

Book value per common share	$29.71

Tangible book value per common share	$28.92

Non-loss share diluted earnings per share is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in understanding the impact of the covered loans and FDIC indemnification asset on the Company’s earnings for periods prior to the termination of the Single Family Shared-Loss Agreement. The following table reconciles this non-GAAP financial measurement to the comparable GAAP financial measurement of diluted earnings per common share for the three months ended March 31, 2018 (in millions except share and per share data, shares in thousands):

Three Months Ended March 31, 2018
Net Income (GAAP)	$85.2
Less Loss Share Contribution	(25.8)
Net Income as reported, minus Loss Share Contribution	$59.4
Diluted earnings per common share, excluding Loss Share Contribution:
Diluted earnings per common share (GAAP)	$0.77
Less: Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	(0.23)
Non-loss share diluted earnings per common share (non-GAAP)	$0.54
Non-loss share diluted earnings per share:
Loss Share Contribution	$25.8
Weighted average shares for diluted earnings per common share (GAAP)	105,934
Impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	0.24
Impact on diluted earnings per common share of Loss Share Contribution:
Loss Share Contribution, net of tax, allocated to participating securities	(1.0)
Weighted average shares for diluted earnings per common share (GAAP)	105,934
Impact on diluted earnings per common share of Loss Share Contribution allocated to participating securities (non-GAAP)	(0.01)
Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	$0.23

Supplemental Calculations
Calculation of Loss Share Contribution and Non-Loss Share Earnings Per Share
Non-Loss Share Earnings are calculated by removing the total Loss Share Contribution from Net Income. The Loss Share Contribution is a hypothetical presentation of the impact of the covered loans and FDIC indemnification asset on earnings for each respective quarter, reflecting the excess of Loss Share Earnings over hypothetical interest income that could have been earned on alternative assets (in millions except share and per share data):

Three Months Ended March 31, 2018
Net Income As Reported	$85.2
Calculation of Loss Share Contribution:
Interest Income - Covered Loans (Accretion)	$81.3
Amortization of FDIC Indemnification Asset	(40.3)
Loss Share Earnings	41.0
Hypothetical interest income on alternate assets (1)	(5.9)
Loss Share Contribution, pre-tax	35.1
Income taxes (2)	(9.3)
Loss Share Contribution, after tax	$25.8

Net Income as reported, minus Loss Share Contribution	$59.4

Diluted Earnings Per Common Share, as Reported	$0.77
Earnings Per Share, Loss Share Contribution	0.23
Non-Loss Share Diluted Earnings Per Share	$0.54

(1)	See section entitled "Supplemental Calculations - Calculation of Hypothetical Interest Income on Alternate Assets" below for calculation of these amounts and underlying assumptions.
(2) An assumed marginal tax rate of 26.5% was applied.

Calculation of Hypothetical Interest Income on Alternate Assets
The hypothetical interest income calculated below reflects the estimated income that may have been earned if the average balance of covered loans and the FDIC indemnification asset were liquidated and the proceeds assumed to be invested in securities at the weighted average yield on the Company’s investment securities portfolio as reported. Historically, cash received from the repayment, sale, or other resolution of covered loans and cash payments received from the FDIC under the terms of the Shared Loss Agreement have generally been reinvested in non-covered loans or investment securities. There is no assurance that the hypothetical results illustrated below would have been achieved if the covered loans and FDIC indemnification asset had been liquidated and proceeds reinvested (dollars in millions):

Three Months Ended March 31, 2018
Average Balances (1)
Average Covered Loans	$499
Average FDIC Indemnification Asset	278
Average Loss Share Asset	$777
Yield
Yield on securities - reported (2)	3.04%
Hypothetical interest income on alternate assets	$5.9

(1)	Calculated as the simple average of beginning and ending balances reported for each period.
(2) The weighted average yield on the Company’s investment securities as reported for the applicable quarter.

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
During the quarter ended March 31, 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.   Risk Factors
 There have been no material changes in the risk factors disclosed by the Company in its 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
January 1 – January 31, 2019	—	$—	—	$150,000,000
February 1 – February 28, 2019	689,733	36.06	689,733	$125,125,601
March 1 – March 31, 2019	423,352	35.67	423,352	$110,025,642
Total	1,113,085	$35.91	1,113,085

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)
On January 22, 2019, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. Under this authorization, $110,025,642 remained available for purchase at March 31, 2019.

Item 6.
Exhibits

Exhibit Number	Description	Location

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of May 2019.

/s/ Rajinder P. Singh
Rajinder P. Singh
President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer