Form 10-Q
period 2019-06-30
BankUnited, Inc.
filed 2019-08-06
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number: 001-35039

BankUnited, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0162450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14817 Oak Lane	Miami Lakes	FL	33016
(Address of principal executive offices)			(Zip Code)
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
The number of outstanding shares of the registrant common stock, $0.01 par value was 95,067,938 as of August 2, 2019.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2019

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CET1	Common Equity Tier 1 capital
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CLOs	Collateralized loan obligations
CMOs	Collateralized mortgage obligations
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHA loan	Loan guaranteed by the Federal Housing Administration
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
FSB Loans	1-4 single family residential loans acquired in the FSB Acquisition that were formally covered by the Single Family Shared-Loss Agreement
GAAP	U.S. generally accepted accounting principles
GNMA	Government National Mortgage Association
HTM	Held to maturity
IPO	Initial public offering
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
Loss Sharing Agreements	Two loss sharing agreements entered into with the FDIC in connection with the FSB Acquisition

ii

LTV	Loan-to-value
MBS	Mortgage-backed securities
Non-Covered Loans	Loans other than those covered under the Loss Sharing Agreements
OCI	Other comprehensive income
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
ROU Asset	Right-of-use Asset
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
SOFR	Secured Overnight Financing Rate
TDR	Troubled-debt restructuring
UPB	Unpaid principal balance
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks:
Non-interest bearing	$10,152	$9,392
Interest bearing	432,681	372,681
Cash and cash equivalents	442,833	382,073
Investment securities (including securities recorded at fair value of $8,128,708 and $8,156,878)	8,138,708	8,166,878
Non-marketable equity securities	289,789	267,052
Loans held for sale	224,759	36,992
Loans (including covered loans of $201,376 at December 31, 2018)	22,591,849	21,977,008
Allowance for loan and lease losses	(112,141)	(109,931)
Loans, net	22,479,708	21,867,077
Bank owned life insurance	274,603	263,340
Equipment under operating lease, net	707,680	702,354
Goodwill and other intangible assets	77,696	77,718
Other assets	456,489	400,842
Total assets	$33,092,265	$32,164,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$4,099,636	$3,621,254
Interest bearing	1,831,441	1,771,465
Savings and money market	10,910,607	11,261,746
Time	7,080,716	6,819,758
Total deposits	23,922,400	23,474,223
Federal funds purchased	99,000	175,000
Federal Home Loan Bank advances	5,331,000	4,796,000
Notes and other borrowings	403,661	402,749
Other liabilities	468,294	392,521
Total liabilities	30,224,355	29,240,493

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 95,315,633 and 99,141,374 shares issued and outstanding	953	991
Paid-in capital	1,080,966	1,220,147
Retained earnings	1,803,360	1,697,822
Accumulated other comprehensive income (loss)	(17,369)	4,873
Total stockholders' equity	2,867,910	2,923,833
Total liabilities and stockholders' equity	$33,092,265	$32,164,326

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans	$249,364	$288,264	$489,996	$562,264
Investment securities	72,796	56,092	149,141	106,077
Other	5,069	4,499	9,921	8,290
Total interest income	327,229	348,855	649,058	676,631
Interest expense:
Deposits	99,987	65,298	197,408	121,659
Borrowings	36,359	28,294	69,866	51,900
Total interest expense	136,346	93,592	267,274	173,559
Net interest income before provision for loan losses	190,883	255,263	381,784	503,072
Provision for (recovery of) loan losses (including $294 and $567 for covered loans for the three and six months ended June 30, 2018)	(2,747)	8,995	7,534	12,142
Net interest income after provision for loan losses	193,630	246,268	374,250	490,930
Non-interest income:
Income from resolution of covered assets, net	—	4,238	—	7,555
Net loss on FDIC indemnification	—	(1,400)	—	(5,015)
Deposit service charges and fees	4,290	3,510	8,120	6,997
Gain (loss) on sale of loans, net (including $(2,002) and $(298) related to covered loans for the three and six months ended June 30, 2018)	2,121	768	5,057	4,269
Gain on investment securities, net	4,116	2,142	9,901	2,506
Lease financing	17,005	17,492	34,191	31,594
Other non-interest income	7,805	5,223	14,323	12,053
Total non-interest income	35,337	31,973	71,592	59,959
Non-interest expense:
Employee compensation and benefits	57,251	65,537	122,484	132,573
Occupancy and equipment	13,991	14,241	27,157	28,544
Amortization of FDIC indemnification asset	—	44,250	—	84,597
Deposit insurance expense	5,027	4,623	9,068	9,435
Professional fees	6,937	2,657	14,808	5,532
Technology and telecommunications	12,013	8,644	23,181	16,858
Depreciation of equipment under operating lease	11,489	9,476	23,301	18,792
Other non-interest expense	13,377	11,819	26,776	26,733
Total non-interest expense	120,085	161,247	246,775	323,064
Income before income taxes	108,882	116,994	199,067	227,825
Provision for income taxes	27,431	27,094	51,644	52,690
Net income	$81,451	$89,900	$147,423	$175,135
Earnings per common share, basic	$0.81	$0.82	$1.46	$1.60
Earnings per common share, diluted	$0.81	$0.82	$1.45	$1.59

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$81,451	$89,900	$147,423	$175,135
Other comprehensive loss, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	23,326	(13,106)	44,943	(40,430)
Reclassification adjustment for net securities gains realized in income	(2,877)	(1,875)	(6,050)	(2,592)
Net change in unrealized gain on securities available for sale	20,449	(14,981)	38,893	(43,022)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(37,218)	9,846	(57,893)	29,639
Reclassification adjustment for net (gains) losses realized in income	(1,241)	(535)	(3,242)	155
Net change in unrealized loss on derivative instruments	(38,459)	9,311	(61,135)	29,794
Other comprehensive loss	(18,010)	(5,670)	(22,242)	(13,228)
Comprehensive income	$63,441	$84,230	$125,181	$161,907

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$147,423	$175,135
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(22,452)	(69,157)
Provision for loan losses	7,534	12,142
Income from resolution of covered assets, net	—	(7,555)
Net loss on FDIC indemnification	—	5,015
Gain on sale of loans, net	(5,057)	(4,269)
Gain on investment securities, net	(9,901)	(2,506)
Equity based compensation	11,251	12,272
Depreciation and amortization	35,555	31,391
Deferred income taxes	10,813	24,074
Proceeds from sale of loans held for sale	209,854	86,118
Loans originated for sale, net of repayments	(51,024)	(73,633)
Other:
Decrease in other assets	31,897	15,625
Increase (decrease) in other liabilities	(128,097)	25,242
Net cash provided by operating activities	237,796	229,894

Cash flows from investing activities:
Purchase of investment securities	(2,160,715)	(1,730,173)
Proceeds from repayments and calls of investment securities	647,214	691,220
Proceeds from sale of investment securities	1,626,250	836,317
Purchase of non-marketable equity securities	(196,137)	(166,813)
Proceeds from redemption of non-marketable equity securities	173,400	154,063
Purchases of loans	(894,235)	(604,278)
Loan originations, repayments and resolutions, net	(51,014)	152,848
Proceeds from sale of loans, net	9,560	115,560
Proceeds from sale of equipment under operating lease	8,986	49,892
Acquisition of equipment under operating lease	(37,122)	(56,132)
Other investing activities	(24,950)	(16,404)
Net cash used in investing activities	(898,763)	(573,900)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	448,177	299,471
Net decrease in federal funds purchased	(76,000)	—
Additions to Federal Home Loan Bank advances	2,456,000	2,201,000
Repayments of Federal Home Loan Bank advances	(1,921,000)	(1,901,000)
Dividends paid	(42,937)	(45,996)
Repurchase of common stock	(142,065)	(54,399)
Other financing activities	(448)	29,604
Net cash provided by financing activities	721,727	528,680
Net increase in cash and cash equivalents	60,760	184,674
Cash and cash equivalents, beginning of period	382,073	194,582
Cash and cash equivalents, end of period	$442,833	$379,256

Supplemental disclosure of cash flow information:
Interest paid	$258,561	$171,379
Income taxes (refunded) paid, net	$(4,350)	$18,677

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$2,817	$7,574
Transfers from loans to loans held for sale	$342,310	$22,094
Dividends declared, not paid	$20,621	$22,916
Unsettled purchases of investment securities	$21,396	$272,500

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2019	98,404,303	$984	$1,179,235	$1,742,530	$641	$2,923,390
Comprehensive income	—	—	—	81,451	(18,010)	63,441
Dividends ($0.21 per common share)	—	—	—	(20,621)	—	(20,621)
Equity based compensation	18,383	—	3,967	—	—	3,967
Forfeiture of unvested shares	(95,061)	(1)	(175)	—	—	(176)
Repurchase of common stock	(3,011,992)	(30)	(102,061)	—	—	(102,091)
Balance at June 30, 2019	95,315,633	$953	$1,080,966	$1,803,360	$(17,369)	$2,867,910

Balance at March 31, 2018	106,160,751	$1,061	$1,450,107	$1,525,174	$56,330	$3,032,672
Comprehensive income	—	—	—	89,900	(5,670)	84,230
Dividends ($0.21 per common share)	—	—	—	(22,917)	—	(22,917)
Equity based compensation	14,380	—	4,958	—	—	4,958
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(40,186)	—	(378)	—	—	(378)
Exercise of stock options	251,189	2	6,633	—	—	6,635
Repurchase of common stock	(145,018)	(1)	(5,766)	—	—	(5,767)
Balance at June 30, 2018	106,241,116	$1,062	$1,455,554	$1,592,157	$50,660	$3,099,433

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833
Comprehensive income	—	—	—	147,423	(22,242)	125,181
Dividends ($0.42 per common share)	—	—	—	(41,885)	—	(41,885)
Equity based compensation	582,353	6	9,050	—	—	9,056
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(286,927)	(3)	(6,251)	—	—	(6,254)
Exercise of stock options	3,910	—	44	—	—	44
Repurchase of common stock	(4,125,077)	(41)	(142,024)	—	—	(142,065)
Balance at June 30, 2019	95,315,633	$953	$1,080,966	$1,803,360	$(17,369)	$2,867,910

Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	175,135	(13,228)	161,907
Dividends ($0.42 per common share)	—	—	—	(45,857)	—	(45,857)
Equity based compensation	654,420	6	10,336	—	—	10,342
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(207,720)	(2)	(6,347)	—	—	(6,349)
Exercise of stock options	291,689	3	7,724	—	—	7,727
Repurchase of common stock	(1,345,458)	(13)	(54,386)	—	—	(54,399)
Balance at June 30, 2018	106,241,116	$1,062	$1,455,554	$1,592,157	$50,660	$3,099,433

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 80 banking centers located in 14 Florida counties and 5 banking centers located in the New York metropolitan area at June 30, 2019. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Six Months Ended June 30, 2019
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequent ASUs issued to clarify certain of its provisions, introduces new guidance which makes substantive changes to the accounting for credit losses. The ASU introduces the CECL

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modifies certain provisions of the current OTTI model for AFS debt securities. Credit losses on AFS debt securities will be limited to the difference between the security's amortized cost basis and its fair value, and will be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The ASU also provides for a simplified accounting model for purchased financial assets with more than insignificant credit deterioration since their origination. The ASU requires expanded disclosures including, but not limited to, (i) information about the methods and assumptions used to estimate expected credit losses, including changes in the factors that influenced management's estimate and the reasons for those changes, (ii) for financing receivables and net investment in leases measured at amortized cost, further disaggregation of information about the credit quality of those assets and (iii) a rollforward of the allowance for credit losses for AFS and HTM securities. The amendments in this ASU are effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2019. Early adoption is permitted; however, the Company does not intend to early adopt this ASU. Management is in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, processes and controls and is not currently able to reasonably estimate the impact of adoption on the Company's consolidated financial position, results of operations or cash flows; however, adoption will lead to significant changes in accounting policies related to, and the methods employed in estimating, the ALLL. It is possible that the impact will be material to the Company's consolidated financial position and results of operations. To date, the Company has completed a gap analysis, adopted and is in the process of executing a detailed implementation plan, established a formal governance structure, selected and implemented credit loss models for key portfolio segments, chosen loss estimation methodologies for key portfolio segments, implemented a software solution to serve as its CECL platform, and initiated a "parallel run" of the CECL estimation process.
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
June 30, 2019

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2019	2018	2019	2018
Basic earnings per common share:
Numerator:
Net income	$81,451	$89,900	$147,423	$175,135
Distributed and undistributed earnings allocated to participating securities	(3,382)	(3,463)	(6,074)	(6,676)
Income allocated to common stockholders for basic earnings per common share	$78,069	$86,437	$141,349	$168,459
Denominator:
Weighted average common shares outstanding	97,451,019	106,170,834	98,150,014	106,347,378
Less average unvested stock awards	(1,174,339)	(1,222,436)	(1,173,137)	(1,165,750)
Weighted average shares for basic earnings per common share	96,276,680	104,948,398	96,976,877	105,181,628
Basic earnings per common share	$0.81	$0.82	$1.46	$1.60
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$78,069	$86,437	$141,349	$168,459
Adjustment for earnings reallocated from participating securities	9	12	13	23
Income used in calculating diluted earnings per common share	$78,078	$86,449	$141,362	$168,482
Denominator:
Weighted average shares for basic earnings per common share	96,276,680	104,948,398	96,976,877	105,181,628
Dilutive effect of stock options and certain share-based awards	345,899	522,997	312,821	519,598
Weighted average shares for diluted earnings per common share	96,622,579	105,471,395	97,289,698	105,701,226
Diluted earnings per common share	$0.81	$0.82	$1.45	$1.59

Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at June 30, 2019 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at June 30, 2019 and 2018 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested shares and share units	1,119,641	1,644,336	1,119,641	1,644,336
Stock options and warrants	—	1,850,279	—	1,850,279

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$49,992	$221	$—	$50,213
U.S. Government agency and sponsored enterprise residential MBS	2,222,327	14,446	(8,978)	2,227,795
U.S. Government agency and sponsored enterprise commercial MBS	378,167	4,057	(1,120)	381,104
Private label residential MBS and CMOs	1,374,008	22,256	(1,082)	1,395,182
Private label commercial MBS	1,549,733	8,462	(242)	1,557,953
Single family rental real estate-backed securities	387,104	5,392	(190)	392,306
Collateralized loan obligations	1,205,295	766	(7,779)	1,198,282
Non-mortgage asset-backed securities	155,542	2,321	(46)	157,817
State and municipal obligations	265,856	13,471	—	279,327
SBA securities	418,494	5,631	(2,352)	421,773
Other debt securities	1,395	3,386	—	4,781
	8,007,913	$80,409	$(21,789)	8,066,533
Investment securities held to maturity	10,000			10,000
	$8,017,913			8,076,533
Marketable equity securities				62,175
				$8,138,708

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

	December 31, 2018
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$39,885	$2	$(14)	$39,873
U.S. Government agency and sponsored enterprise residential MBS	1,885,302	16,580	(4,408)	1,897,474
U.S. Government agency and sponsored enterprise commercial MBS	374,569	1,293	(1,075)	374,787
Private label residential MBS and CMOs	1,539,058	10,138	(14,998)	1,534,198
Private label commercial MBS	1,486,835	5,021	(6,140)	1,485,716
Single family rental real estate-backed securities	406,310	266	(4,118)	402,458
Collateralized loan obligations	1,239,355	1,060	(5,217)	1,235,198
Non-mortgage asset-backed securities	204,372	1,031	(1,336)	204,067
State and municipal obligations	398,810	3,684	(4,065)	398,429
SBA securities	514,765	6,502	(1,954)	519,313
Other debt securities	1,393	3,453	—	4,846
	8,090,654	$49,030	$(43,325)	8,096,359
Investment securities held to maturity	10,000			10,000
	$8,100,654			8,106,359
Marketable equity securities				60,519
				$8,166,878

(1)	At fair value except for securities held to maturity.
Investment securities held to maturity at June 30, 2019 and December 31, 2018 consisted of one State of Israel bond maturing in 2024.
At June 30, 2019, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$767,598	$775,378
Due after one year through five years	4,350,779	4,371,075
Due after five years through ten years	2,457,216	2,480,114
Due after ten years	432,320	439,966
	$8,007,913	$8,066,533
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.2 billion and $2.1 billion at June 30, 2019 and December 31, 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sale of investment securities available for sale	$850,527	$569,387	$1,626,250	$836,317

Gross realized gains:
Investment securities available for sale	$4,631	$2,554	$8,956	$6,041
Gross realized losses:
Investment securities available for sale	(716)	(4)	(724)	(2,514)
Net realized gain	3,915	2,550	8,232	3,527

Net unrealized gains (losses) on marketable equity securities recognized in earnings	201	(408)	1,669	(1,021)

Gain on investment securities, net	$4,116	$2,142	$9,901	$2,506

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$919,284	$(6,994)	$140,310	$(1,984)	$1,059,594	$(8,978)
U.S. Government agency and sponsored enterprise commercial MBS	99,590	(1,083)	6,477	(37)	106,067	(1,120)
Private label residential MBS and CMOs	121,628	(180)	204,205	(902)	325,833	(1,082)
Private label commercial MBS	100,262	(220)	14,780	(22)	115,042	(242)
Single family rental real estate-backed securities	142,824	(148)	22,946	(42)	165,770	(190)
Collateralized loan obligations	623,797	(5,981)	80,202	(1,798)	703,999	(7,779)
Non-mortgage asset-backed securities	39,505	(46)	—	—	39,505	(46)
SBA securities	62,857	(1,050)	101,227	(1,302)	164,084	(2,352)
	$2,109,747	$(15,702)	$570,147	$(6,087)	$2,679,894	$(21,789)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

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
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the six months ended June 30, 2019 or 2018. The Company does not intend to sell securities that are in significant unrealized loss positions at June 30, 2019 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2019, 126 securities were in unrealized loss positions. The amount of impairment related to 48 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $422 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below.
U.S. Government agency and sponsored enterprise residential and commercial MBS
At June 30, 2019, thirty-six U.S. Government agency and sponsored enterprise residential MBS and four U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. Impairment of these securities was primarily attributable to increases in market interest rates subsequent to the date of acquisition and for certain securities, widening spreads. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairments were considered to be temporary.
Private label residential MBS and CMOs
At June 30, 2019, eight private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of an increase in medium and long-term market interest rates subsequent to acquisition. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of June 30, 2019. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Private label commercial MBS
At June 30, 2019, three private label commercial MBS were in unrealized loss positions, primarily as a result of an increase in market interest rates since acquisition. These securities were assessed for OTTI using credit and prepayment behavioral

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Single family rental real estate-backed securities
At June 30, 2019, two single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to increases in market interest rates since the purchase of the securities. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the absence of projected credit losses the impairments were considered to be temporary.
Collateralized loan obligations:
At June 30, 2019, sixteen collateralized loan obligations were in unrealized loss positions, primarily due to widening credit spreads for this asset class. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At June 30, 2019, one non-mortgage asset-backed security was in an unrealized loss position, due primarily to increases in market interest rates subsequent to the date of acquisition. This security was assessed for OTTI using a credit and prepayment behavioral model incorporating assumptions consistent with the collateral characteristics of the security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairment was considered to be temporary.
SBA Securities
At June 30, 2019, eight SBA securities were in unrealized loss positions. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by this U.S. Government agency. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Note 4    Loans and Allowance for Loan and Lease Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,830,943	21.4%	$4,606,828	21.0%
Government insured residential	354,731	1.6%	265,701	1.2%
Other	14,533	0.1%	17,369	0.1%
	5,200,207	23.1%	4,889,898	22.3%
Commercial:
Multi-family	2,381,346	10.6%	2,583,331	11.8%
Non-owner occupied commercial real estate	4,945,017	21.9%	4,700,188	21.4%
Construction and land	237,222	1.1%	227,134	1.0%
Owner occupied commercial real estate	2,080,578	9.2%	2,122,381	9.7%
Commercial and industrial	5,164,571	22.9%	4,801,226	21.9%
Commercial lending subsidiaries	2,531,767	11.2%	2,608,834	11.9%
	17,340,501	76.9%	17,043,094	77.7%
Total loans	22,540,708	100.0%	21,932,992	100.0%
Premiums, discounts and deferred fees and costs, net	51,141		44,016
Loans including premiums, discounts and deferred fees and costs	22,591,849		21,977,008
Allowance for loan and lease losses	(112,141)		(109,931)
Loans, net	$22,479,708		$21,867,077

During the three and six months ended June 30, 2019 and 2018, the Company purchased 1-4 single family residential loans totaling $589 million, $894 million, $271 million and $604 million, respectively. Purchases for the three and six months ended June 30, 2019 and 2018 included $151 million, $284 million, $72 million and $112 million, respectively, of government insured residential loans.
At June 30, 2019, the Company had pledged real estate loans with a carrying value of approximately $9.9 billion as security for FHLB advances.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

The following presents the Company's recorded investment in ACI loans, included in the table above, as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Residential	$174,029	$190,223
Commercial	17,544	17,925
	$191,573	$208,148

At June 30, 2019 and December 31, 2018, the UPB of ACI loans was $367 million and $408 million, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows (in thousands):

Balance at December 31, 2017	$455,059
Reclassifications from non-accretable difference, net	128,499
Accretion	(369,915)
Other changes, net (1)	78,204
Balance at December 31, 2018	291,847
Reclassifications to non-accretable difference, net	(429)
Accretion	(33,103)
Other changes, net (1)	(6,929)
Balance at June 30, 2019	$251,386

(1)	Represents changes in cash flows expected to be collected due to the impact of changes in prepayment assumptions or changes in benchmark interest rates.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (thousands):

	Three Months Ended June 30,
	2019			2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,952	$103,751	$114,703	$10,832	$126,644	$137,476
Provision (recovery)	131	(2,878)	(2,747)	(280)	9,275	8,995
Charge-offs	—	(1,711)	(1,711)	(222)	(12,046)	(12,268)
Recoveries	153	1,743	1,896	8	760	768
Ending balance	$11,236	$100,905	$112,141	$10,338	$124,633	$134,971

	Six Months Ended June 30,
	2019			2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,788	$99,143	$109,931	$10,720	$134,075	$144,795
Provision	281	7,253	7,534	94	12,048	12,142
Charge-offs	—	(7,844)	(7,844)	(504)	(22,396)	(22,900)
Recoveries	167	2,353	2,520	28	906	934
Ending balance	$11,236	$100,905	$112,141	$10,338	$124,633	$134,971

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	June 30, 2019			December 31, 2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$11,236	$100,905	$112,141	$10,788	$99,143	$109,931
Ending balance: loans individually evaluated for impairment	$15	$9,481	$9,496	$134	$12,143	$12,277
Ending balance: loans collectively evaluated for impairment	$11,221	$91,424	$102,645	$10,654	$87,000	$97,654
Ending balance: ACI loans	$—	$—	$—	$—	$—	$—
Loans:			0
Ending balance	$5,267,788	$17,324,061	$22,591,849	$4,948,989	$17,028,019	$21,977,008
Ending balance: loans individually evaluated for impairment	$14,572	$123,119	$137,691	$7,690	$108,841	$116,531
Ending balance: loans collectively evaluated for impairment	$5,079,187	$17,183,398	$22,262,585	$4,751,076	$16,901,253	$21,652,329
Ending balance: ACI loans	$174,029	$17,544	$191,573	$190,223	$17,925	$208,148

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
June 30, 2019

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
The table below presents information about loans identified as impaired at the dates indicated (in thousands):

	June 30, 2019			December 31, 2018
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
With no specific allowance recorded:
1-4 single family residential (1)	$10,005	$9,922	$—	$5,724	$5,605	$—
Multi-family	24,834	24,866	—	25,560	25,592	—
Non-owner occupied commercial real estate	26,101	26,134	—	12,293	12,209	—
Construction and land	9,418	9,421	—	9,923	9,925	—
Owner occupied commercial real estate	14,791	14,890	—	9,007	9,024	—
Commercial and industrial	8,432	8,436	—	13,514	13,519	—
Commercial lending subsidiaries	5,205	5,226	—	3,152	3,149	—
With a specific allowance recorded:
1-4 single family residential	4,567	4,496	15	1,966	1,941	134
Owner occupied commercial real estate	—	—	—	3,316	3,322	844
Non-owner occupied commercial real estate	—	—	—	1,666	1,667	731
Commercial and industrial	24,522	24,524	6,533	10,939	10,946	3,831
Commercial lending subsidiaries	9,816	9,736	2,948	19,471	19,385	6,737
Total:
Residential and other consumer	$14,572	$14,418	$15	$7,690	$7,546	$134
Commercial	123,119	123,233	9,481	108,841	108,738	12,143
	$137,691	$137,651	$9,496	$116,531	$116,284	$12,277

(1)	Includes government insured residential loans modified in TDRs totaling $9.9 million and $3.5 million at June 30, 2019 and December 31, 2018, respectively.
Included in the table above is the guaranteed portion of impaired SBA loans totaling $21.8 million and $13.1 million at June 30, 2019 and December 31, 2018, respectively, with no specific allowance recorded. Interest income recognized on impaired loans was immaterial for the three and six months ended June 30, 2019 and 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Residential and other consumer:
1-4 single family residential	$12,732	$6,932	$11,011	$5,764

Commercial:
Multi-family	25,066	26,260	25,248	25,490
Non-owner occupied commercial real estate	24,599	14,123	21,563	13,499
Construction and land	9,604	5,244	9,730	4,196
Owner occupied commercial real estate	12,741	16,751	12,124	19,175
Commercial and industrial(1)	32,690	109,186	30,564	109,749
Commercial lending subsidiaries	18,082	1,506	19,982	1,816
	122,782	173,070	119,211	173,925
	$135,514	$180,002	$130,222	$179,689

(1)	Includes average recorded investment in taxi medallion loans totaling $93 million and $97 million during the three and six months ended June 30, 2018, respectively.
The following table presents the recorded investment in loans on non-accrual status as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Residential and other consumer:
1-4 single family residential	$10,807	$6,316
Home equity loans and lines of credit	30	—
Other consumer loans	277	288
	11,114	6,604
Commercial:
Multi-family	24,834	25,560
Non-owner occupied commercial real estate	27,623	16,050
Construction and land	9,418	9,923
Owner occupied commercial real estate	21,752	19,789
Commercial and industrial	27,176	28,584
Commercial lending subsidiaries	16,236	22,733
	127,039	122,639
	$138,153	$129,243
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $28.4 million and $17.8 million at June 30, 2019 and December 31, 2018, respectively. Loans contractually delinquent by 90 days or more and still accruing totaled $0.7 million at December 31, 2018. There were no loans contractually delinquent by 90 days or more and still accruing at June 30, 2019. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.5 million and $4.3 million for the three and six months ended June 30, 2019, respectively, and $1.8 million and $3.0 million three and six months ended June 30, 2018, respectively.
Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. See "Aging of loans" below

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

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
The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for loans, excluding FSB loans and government insured residential loans, based on original LTV and FICO score:

	June 30, 2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	$110,475	$124,463	$190,874	$796,918	$1,222,730
60% - 70%	139,870	120,664	178,995	625,452	1,064,981
70% - 80%	183,277	221,490	400,406	1,375,700	2,180,873
More than 80%	21,467	35,938	39,863	147,703	244,971
	$455,089	$502,555	$810,138	$2,945,773	$4,713,555

	December 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	$105,812	$123,877	$197,492	$813,944	$1,241,125
60% - 70%	120,982	109,207	170,531	597,659	998,379
70% - 80%	156,519	203,121	374,311	1,264,491	1,998,442
More than 80%	17,352	35,036	36,723	136,487	225,598
	$400,665	$471,241	$779,057	$2,812,581	$4,463,544

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Commercial credit exposure, based on internal risk rating:

	June 30, 2019
						Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$2,335,356	$4,826,910	$227,476	$2,026,416	$5,063,682	$1,269,469	$1,207,657	$16,956,966
Special mention	—	6,744	—	20,212	24,014	—	8,817	59,787
Substandard	47,760	100,403	9,418	31,189	61,264	—	50,726	300,760
Doubtful	—	—	—	—	3,683	—	2,865	6,548
	$2,383,116	$4,934,057	$236,894	$2,077,817	$5,152,643	$1,269,469	$1,270,065	$17,324,061

	December 31, 2018
						Commercial Lending Subsidiaries
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge	Total
Pass	$2,547,835	$4,611,029	$216,917	$2,077,611	$4,706,666	$1,462,655	$1,105,821	$16,728,534
Special mention	2,932	16,516	—	13,368	38,097	—	10,157	81,070
Substandard	34,654	61,335	9,923	28,901	43,691	—	31,522	210,026
Doubtful	—	—	—	—	1,746	—	6,643	8,389
	$2,585,421	$4,688,880	$226,840	$2,119,880	$4,790,200	$1,462,655	$1,154,143	$17,028,019
Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2019					December 31, 2018
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,835,228	$49,673	$2,522	$10,129	$4,897,552	$4,640,771	$15,070	$2,126	$6,953	$4,664,920
Government insured residential	37,086	16,530	14,878	287,225	355,719	31,348	8,342	8,871	218,168	266,729
Home equity loans and lines of credit	1,393	22	—	30	1,445	1,393	—	—	—	1,393
Other consumer loans	12,400	672	—	—	13,072	15,947	—	—	—	15,947
Multi-family	2,364,546	18,570	—	—	2,383,116	2,585,421	—	—	—	2,585,421
Non-owner occupied commercial real estate	4,927,847	714	559	4,937	4,934,057	4,682,443	3,621	1,374	1,442	4,688,880
Construction and land	236,012	—	—	882	236,894	224,828	916	—	1,096	226,840
Owner occupied commercial real estate	2,064,064	2,124	—	11,629	2,077,817	2,106,104	2,826	1,087	9,863	2,119,880
Commercial and industrial	5,136,585	5,498	367	10,193	5,152,643	4,772,978	6,732	926	9,564	4,790,200
Commercial lending subsidiaries
Pinnacle	1,269,469	—	—	—	1,269,469	1,462,655	—	—	—	1,462,655
Bridge	1,252,556	13,879	—	3,630	1,270,065	1,152,312	603	—	1,228	1,154,143
	$22,137,186	$107,682	$18,326	$328,655	$22,591,849	$21,676,200	$38,110	$14,384	$248,314	$21,977,008

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Included in the table above is the guaranteed portion of SBA loans past due more than 90 days totaling $18.4 million and $8.8 million at June 30, 2019 and December 31, 2018, respectively.
Foreclosure of residential real estate
The carrying amount of foreclosed residential real estate included in "Other assets" in the accompanying consolidated balance sheets totaled $5 million and $6 million at June 30, 2019 and December 31, 2018, respectively. The recorded investment in non-government insured residential mortgage loans in the process of foreclosure was $1.6 million at June 30, 2019 and was insignificant at December 31, 2018. The recorded investment in government insured residential loans in the process of foreclosure totaled $93 million and $85 million at June 30, 2019 and December 31, 2018, respectively.
Troubled debt restructurings
The following tables summarize loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2019 and 2018 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2019				2018
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential(1)	34	$5,164	31	$4,355	9	$2,106	3	$507
Non-owner occupied commercial real estate	1	12,085	1	2,772	—	—	—	—
Owner occupied commercial real estate	—	—	3	1,878	—	—	—	—
Commercial and industrial	4	7,354	1	1,233	3	415	2	437
Commercial lending subsidiaries	1	2,073	—	—	—	—	—	—
	40	$26,676	36	$10,238	12	$2,521	5	$944

(1)	Includes government insured residential loans modified totaling $5 million and $1 million during the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,
	2019				2018
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential(1)	48	$7,345	32	$4,517	17	$5,545	3	$507
Non-owner occupied commercial real estate	1	12,085	1	2,772	—	—	—	—
Owner occupied commercial real estate	1	849	3	1,878	—	—	—	—
Commercial and industrial	6	17,994	1	1,233	8	1,517	5	1,372
Commercial lending subsidiaries	4	4,085	—	—	—	—	—	—
	60	$42,358	37	$10,400	25	$7,062	8	$1,879

(1)	Includes government insured residential loans modified totaling $7 million and $1 million during the six months ended June 30, 2019 and 2018, respectively.
Modifications during the three and six months ended June 30, 2019 and 2018 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under operating and finance leases with terms ranging from one to 16 years, some of which include extension options.
The following table presents ROU assets and lease liabilities as of June 30, 2019 (in thousands):

June 30, 2019
ROU assets:
Operating leases	$87,596
Finance leases	6,627
$94,223
Lease liabilities:
Operating leases	$96,908
Finance leases	8,926
$105,834

ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying Consolidated Balance Sheet. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.
The weighted average remaining lease term and weighted average discount rate at June 30, 2019 were:

Weighted average remaining lease term:
Operating lease	7.89 years
Finance lease	6.30 years
Weighted average discount rate:
Operating lease	3.4%
Finance lease	11.7%

The components of lease expense for the period indicated were (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,046	$10,080
Finance lease cost:
Amortization of ROU assets	$359	$709
Interest on lease liabilities	250	505
Total finance lease cost	$609	$1,214

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Short-term lease cost, variable lease cost, and sublease income were immaterial for the three and six months ended June 30, 2019.
Additional information related to operating and finance leases for the periods indicated follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$250	$505
Operating cash flows from operating leases	5,216	10,359
Financing cash flows from finance leases	726	1,461
	$6,192	$12,325

Lease liabilities recognized from obtaining ROU assets:
Operating lease liabilities recognized upon adoption of ASC 842	$—	$104,064
Operating leases	1,597	1,597
Finance leases	—	1,521
	$1,597	$107,182

Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of June 30, 2019 follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2019 (excluding the six months ending June 30, 2019)	$10,379	$939	$11,318
2020	17,499	2,456	19,955
2021	15,762	2,514	18,276
2022	12,524	2,053	14,577
2023	10,764	2,124	12,888
Thereafter	43,873	2,825	46,698
Total future minimum lease payments	110,801	12,911	123,712
Less: interest component	(13,893)	(3,985)	(17,878)
Lease liabilities	$96,908	$8,926	$105,834

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

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
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the Consolidated Balance Sheet, at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Total minimum lease payments to be received	$844,442	$808,921
Estimated unguaranteed residual value of leased assets	8,369	7,355
Gross investment in direct or sales type financing leases	852,811	816,276
Unearned income	(83,943)	(81,864)
Initial direct costs	4,728	4,833
	$773,596	$739,245

As of June 30, 2019, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2019 (excluding the six months ending June 30, 2019)	$122,931
2020	192,841
2021	132,419
2022	88,202
2023	68,031
Thereafter	240,018
$844,442

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

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
As of June 30, 2019, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2019 (excluding the six months ending June 30, 2019)	$34,159
2020	62,299
2021	52,949
2022	46,162
2023	37,951
Thereafter through 2034	109,933
$343,453

Lease income recognized for operating leases and direct or sales type finance leases follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Location of Lease Income on Consolidated Statements of Income
Operating leases	$17,005	$34,191	Non-interest income from lease financing
Direct or sales type finance leases	5,489	10,798	Interest income on loans
Total lease income	$22,494	$44,989

Note 6    Income Taxes
The Company’s effective income tax rate was 25.2% and 25.9% for the three and six months ended June 30, 2019, respectively, and 23.2% and 23.1% for the three and six months ended June 30, 2018, respectively. The effective income tax rate differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018 due primarily to state income taxes, offset by income not subject to tax.
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
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. The impact on earnings related to changes in fair value of these derivatives for the three and six months ended June 30, 2019 and 2018 was not material.
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
June 30, 2019

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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at June 30, 2019 and December 31, 2018.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2019
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.37%	3-Month Libor	3.7	$3,131,000	Other assets / Other liabilities	$—	$(1,485)
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.09%	Indexed to 1-month Libor	6.0	1,130,652	Other assets / Other liabilities	1,616	(16,236)
Pay-variable interest rate swaps		Indexed to 1-month Libor	4.09%	6.0	1,130,652	Other assets / Other liabilities	39,789	(1,530)
Interest rate caps purchased, indexed to 1-month Libor			3.62%	0.9	80,313	Other assets	—	—
Interest rate caps sold, indexed to 1-month Libor		3.62%		0.9	80,313	Other liabilities	—	—
					$5,552,930		$41,405	$(19,251)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

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

The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$1,688	$728	$4,411	$(211)	Interest expense on borrowings

During the three and six months ended June 30, 2019 and 2018, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2019, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $11.5 million.
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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	June 30, 2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$1,616	$—	$1,616	$(1,616)	$—	$—
Derivative liabilities	(17,721)	—	(17,721)	1,616	16,105	—
	$(16,105)	$—	$(16,105)	$—	$16,105	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

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
At June 30, 2019, the Company had pledged net financial collateral of $17.3 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$31,737	$(8,410)	$23,326	$(17,831)	$4,725	$(13,106)
Amounts reclassified to gain on investment securities available for sale, net	(3,914)	1,037	(2,877)	(2,551)	676	(1,875)
Net change in unrealized gains on investment securities available for sale	27,823	(7,373)	20,449	(20,382)	5,401	(14,981)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(50,637)	13,419	(37,218)	13,396	(3,550)	9,846
Amounts reclassified to interest expense on borrowings	(1,688)	447	(1,241)	(728)	193	(535)
Net change in unrealized losses on derivative instruments	(52,325)	13,866	(38,459)	12,668	(3,357)	9,311
Other comprehensive loss	$(24,502)	$6,493	$(18,010)	$(7,714)	$2,044	$(5,670)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

	Six Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$61,147	$(16,204)	$44,943	$(55,007)	$14,577	$(40,430)
Amounts reclassified to gain on investment securities available for sale, net	(8,231)	2,181	(6,050)	(3,527)	935	(2,592)
Net change in unrealized gains on investment securities available for sale	52,916	(14,023)	38,893	(58,534)	15,512	(43,022)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(78,766)	20,873	(57,893)	40,325	(10,686)	29,639
Amounts reclassified to interest expense on borrowings	(4,411)	1,169	(3,242)	211	(56)	155
Net change in unrealized losses on derivative instruments	(83,177)	22,042	(61,135)	40,536	(10,742)	29,794
Other comprehensive loss	$(30,261)	$8,019	$(22,242)	$(17,998)	$4,770	$(13,228)

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2018	$4,194	$679	$4,873
Other comprehensive loss	38,893	(61,135)	(22,242)
Balance at June 30, 2019	$43,087	$(60,456)	$(17,369)

Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(43,022)	29,794	(13,228)
Balance at June 30, 2018	$22,699	$27,961	$50,660

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
June 30, 2019

Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2018	1,186,238	$38.86
Granted	582,353	36.57
Vested	(533,125)	37.67
Canceled or forfeited	(115,825)	39.11
Unvested share awards outstanding, June 30, 2019	1,119,641	$38.21

Unvested share awards outstanding, December 31, 2017	1,108,477	$36.06
Granted	640,828	40.34
Vested	(513,948)	34.68
Canceled or forfeited	(48,907)	38.21
Unvested share awards outstanding, June 30, 2018	1,186,450	$38.88
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. All shares granted prior to 2019 vest in equal annual installments over a period of three years from the date of grant. All shares granted in 2019 to Company employees vest in equal annual installments over a period of four years from the date of grant. Shares granted to the Company's Board of Directors vest over a period of one year. The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Six Months Ended June 30,
	2019	2018
Range of the closing price on date of grant	$34.23 - $36.65	$40.28 - $42.80
Aggregate grant date fair value of shares vesting	$20,083	$17,825

The total unrecognized compensation cost of $32.3 million for all unvested share awards outstanding at June 30, 2019 will be recognized over a weighted average remaining period of 2.42 years.
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
June 30, 2019

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
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2018	90,612	99,874
Granted	73,062	73,062
Unvested executive share-based awards outstanding, June 30, 2019	163,674	172,936

Unvested executive share-based awards outstanding, December 31, 2017	91,171	105,721
Granted	52,026	52,026
Unvested executive share-based awards outstanding, June 30, 2018	143,197	157,747

The total liability for these executive share-based awards was $4.0 million at June 30, 2019. The total unrecognized compensation cost of $7.2 million for unvested executive share-based awards at June 30, 2019 will be recognized over a weighted average remaining period of 2.28 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019, included in the summary of activity related to unvested share awards above, vest over three years and awards related to the 2019 performance period will vest in equal installments over a period of four years from the date of grant. The total liability for incentive share awards for the 2019 performance period was $0.4 million at June 30, 2019. The related total unrecognized compensation cost of $3.6 million for these incentive share awards at June 30, 2019 will be recognized over a weighted average remaining period of 4.51 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 582,353 unvested share awards granted during the six months ended June 30, 2019, as discussed above, included 60,290 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Option Awards
A summary of activity related to stock option awards for the six months ended June 30, 2019 and 2018 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2018	964,840	$26.53
Exercised	(3,910)	11.14
Canceled or forfeited	(1,960)	63.74
Option awards outstanding and exercisable, June 30, 2019	958,970	$26.52

Option awards outstanding, December 31, 2017	1,270,688	$26.93
Exercised	(291,689)	26.94
Option awards outstanding, June 30, 2018	978,999	$27.07

The intrinsic value of options exercised was $0.1 million and $4.6 million, respectively, during the six months ended June 30, 2019 and 2018. The related tax benefit of options exercised was immaterial for both the six months ended June 30, 2019 and 2018.
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
June 30, 2019

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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$50,213	$—	$—	$50,213
U.S. Government agency and sponsored enterprise residential MBS	—	2,227,795	—	2,227,795
U.S. Government agency and sponsored enterprise commercial MBS	—	381,104	—	381,104
Private label residential MBS and CMOs	—	1,369,656	25,526	1,395,182
Private label commercial MBS	—	1,557,953	—	1,557,953
Single family rental real estate-backed securities	—	392,306	—	392,306
Collateralized loan obligations	—	1,198,282	—	1,198,282
Non-mortgage asset-backed securities	—	157,817	—	157,817
State and municipal obligations	—	279,327	—	279,327
SBA securities	—	421,773	—	421,773
Other debt securities	—	—	4,781	4,781
Marketable equity securities	62,175	—	—	62,175
Servicing rights	—	—	9,435	9,435
Derivative assets	—	41,405	—	41,405
Total assets at fair value	$112,388	$8,027,418	$39,742	$8,179,548
Derivative liabilities	$—	$(19,251)	$—	$(19,251)
Total liabilities at fair value	$—	$(19,251)	$—	$(19,251)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

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
June 30, 2019

The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended June 30,
	2019			2018
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$27,904	$4,818	$9,585	$44,120	$5,714	$33,432
Gains (losses) for the period included in:
Net income	196	—	(486)	—	—	(1,868)
Other comprehensive income	(800)	(32)	—	(963)	(91)	—
Discount accretion	941	55	—	714	182	—
Purchases or additions	—	—	336	—	—	4,351
Sales	(561)	—	—	—	—	—
Settlements	(2,154)	(60)		(3,307)	(224)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$25,526	$4,781	$9,435	$40,564	$5,581	$35,915
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(320)	$(32)		$(933)	$(91)

	Six Months Ended June 30,
	2019			2018
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$34,684	$4,846	$9,525	$52,214	$5,329	$30,737
Gains (losses) for the period included in:
Net income	1,630	—	(1,148)	1,319	—	(1,621)
Other comprehensive income	(4,064)	(67)	—	(3,461)	287	—
Discount accretion	3,044	70	—	1,585	213	—
Purchases or additions	—	—	1,058	—	—	6,799
Sales	(5,531)	—	—	(5,120)	—	—
Settlements	(4,237)	(68)	—	(5,973)	(248)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance at end of period	$25,526	$4,781	$9,435	$40,564	$5,581	$35,915
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(731)	$(67)		$(1,992)	$287
Gains on private label residential MBS recognized in net income during the three and six months ended June 30, 2019 and 2018 are included in the consolidated statement of income line item "Gain on investment securities, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized gains (losses) included in earnings for the six

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

months ended June 30, 2019 related to servicing rights held at June 30, 2019 was insignificant; and approximately $1.1 million for the six months ended June 30, 2018 related to servicing rights held at June 30, 2018. The net unrealized gains (losses)were primarily due to changes in discount rates and prepayment speeds.
Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at June 30, 2019 consisted of pooled trust preferred securities with a fair value of $5 million and private label residential MBS and CMOs with a fair value of $26 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at June 30, 2019 were 19.4% and 14.4% for investment grade and non-investment grade securities, respectively.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of June 30, 2019 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2019
Investment grade	$13,199	Discounted cash flow	Voluntary prepayment rate	5.00% - 27.20% (15.70%)
			Probability of default	0.10% - 10.00% (2.09%)
			Loss severity	15.00% - 100.00% (41.05%)
			Discount rate	2.40% - 6.15% (3.42%)

Non-investment grade	$12,327	Discounted cash flow	Voluntary prepayment rate	7.10% - 30.00% (15.48%)
			Probability of default	0.00% - 5.56% (2.26%)
			Loss severity	15.00% - 100.00% (29.87%)
			Discount rate	1.59% - 12.15% (4.61%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of June 30, 2019 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	June 30, 2019
Commercial servicing rights	$9,435	Discounted cash flow	Prepayment rate	0.60% - 19.91% (14.11%)
			Discount rate	3.61% - 16.81% (11.28%)
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
June 30, 2019

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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	June 30, 2019				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
OREO and repossessed assets	$—	$—	$1,557	$1,557	$(203)	$(221)
Impaired loans	$—	$—	$15,385	$15,385	$(529)	$(279)

	June 30, 2018				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
OREO and repossessed assets	$—	$1,530	$432	$1,962	$(396)	$(1,801)
Impaired loans	$—	$26,604	$54,089	$80,693	$(10,966)	$(14,157)
Included in the tables above are impaired taxi medallion loans with carrying values of $66.1 million at June 30, 2018. Losses from fair value changes included in the tables above include $12.7 million recognized on impaired taxi medallion loans during the six months ended June 30, 2018. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $1.5 million at June 30, 2018. Losses of $0.1 million and $0.6 million were recognized on repossessed taxi medallions during the three and six months ended June 30, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$442,833	$442,833	$382,073	$382,073
Investment securities	1/2/3	8,138,708	8,139,257	8,166,878	8,167,127
Non-marketable equity securities	2	289,789	289,789	267,052	267,052
Loans held for sale	2	224,759	232,000	36,992	39,931
Loans	3	22,479,708	22,815,851	21,867,077	21,868,258
Derivative assets	2	41,405	41,405	29,615	29,615
Liabilities:
Demand, savings and money market deposits	2	$16,841,684	$16,841,684	$16,654,465	$16,654,465
Time deposits	2	7,080,716	7,093,055	6,819,758	6,820,355
Federal funds purchased	2	99,000	99,000	175,000	175,000
FHLB advances	2	5,331,000	5,353,836	4,796,000	4,810,446
Notes and other borrowings	2	403,661	442,782	402,749	416,142
Derivative liabilities	2	19,251	19,251	23,874	23,874

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2019

Total lending related commitments outstanding at June 30, 2019 were as follows (in thousands):

Commitments to fund loans	$450,898
Commitments to purchase loans	660,965
Unfunded commitments under lines of credit	2,950,555
Commercial and standby letters of credit	84,731
$4,147,149

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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the six months ended June 30, 2019 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K”).
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
Quarterly highlights include:

•
Net income for the three months ended June 30, 2019 was $81.5 million, or $0.81 per diluted share, compared to $89.9 million, or $0.82 per diluted share, for the three months ended June 30, 2018. Non-loss share diluted earnings per share, as previously reported, for the quarter ended June 30, 2018 was $0.59. For the six months ended June 30, 2019 net income was $147.4 million, or $1.45 per diluted share, compared to $175.1 million, or $1.59 per diluted share, for the six months ended June 30, 2018. Earnings for the six months ended June 30, 2019 generated an annualized return on average stockholders' equity of 10.1% and an annualized return on average assets of 0.91%.

•
For the quarter ended June 30, 2019, non-interest bearing demand deposits grew by $335 million, to 17.1% of total deposits at June 30, 2019 compared to 15.4% of total deposits at December 31, 2018. Total deposits increased by $243 million for the quarter ended June 30, 2019. Non-interest bearing demand deposits grew by $478 million for the six months ended June 30, 2019 while total deposits increased by $448 million.

•
Loans and leases, including equipment under operating lease, grew by $231 million during the quarter; loan and lease growth was $420 million excluding the transfer of $189 million of Pinnacle Public Finance loans to loans held for sale at June 30, 2019. For the six months ended June 30, 2019, excluding the transfer of Pinnacle loans to held for sale, loans and leases grew by $809 million.

•
Net interest income for the quarter ended June 30, 2019 decreased by $64.4 million from $255.3 million for the quarter ended June 30, 2018. The net interest margin, calculated on a tax-equivalent basis, was 2.52% for the quarter ended June 30, 2019, compared to 3.60% for the quarter ended June 30, 2018. The most significant reason for the decline in net interest income and the net interest margin for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 was the decrease in accretion on formerly covered residential loans.

•
During the quarter ended June 30, 2019, the Company repurchased approximately 3.0 million shares of its common stock for an aggregate purchase price of approximately $102 million. During the six months ended June 30, 2019, the Company repurchased approximately 4.1 million shares of its common stock for an aggregate purchase price of approximately $142 million, at a weighted average price of $34.44 per share.

•	Book value per common share grew to $30.09 at June 30, 2019 from $29.49 at December 31, 2018 while tangible book value per common share increased to $29.27 from $28.71 over the same period.

•	Asset quality remained strong. The ratio of non-performing loans to total loans was 0.61% and the ratio of non-performing assets to total assets was 0.45% at June 30, 2019.
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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$22,505,138	$253,766	4.52%	$21,117,897	$208,415	3.96%
Covered loans	—	—	—%	475,568	84,200	70.82%
Total loans	22,505,138	253,766	4.52%	21,593,465	292,615	5.43%
Investment securities (3)	8,187,518	73,867	3.61%	6,902,634	57,444	3.33%
Other interest earning assets	525,563	5,069	3.87%	484,087	4,499	3.73%
Total interest earning assets	31,218,219	332,702	4.27%	28,980,186	354,558	4.90%
Allowance for loan and lease losses	(117,206)			(140,223)
Non-interest earning assets	1,589,286			1,912,471
Total assets	$32,690,299			$30,752,434
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,773,912	6,225	1.41%	$1,621,161	4,195	1.04%
Savings and money market deposits	10,924,580	52,191	1.92%	10,553,624	33,317	1.27%
Time deposits	6,944,862	41,571	2.40%	6,475,569	27,786	1.72%
Total interest bearing deposits	19,643,354	99,987	2.04%	18,650,354	65,298	1.40%
Federal funds purchased	127,242	771	2.42%	—	—	—%
FHLB advances	5,028,418	30,263	2.41%	4,761,659	22,988	1.94%
Notes and other borrowings	405,726	5,325	5.25%	402,805	5,306	5.27%
Total interest bearing liabilities	25,204,740	136,346	2.17%	23,814,818	93,592	1.58%
Non-interest bearing demand deposits	3,932,716			3,315,851
Other non-interest bearing liabilities	601,703			536,800
Total liabilities	29,739,159			27,667,469
Stockholders' equity	2,951,140			3,084,965
Total liabilities and stockholders' equity	$32,690,299			$30,752,434
Net interest income		$196,356			$260,966
Interest rate spread			2.10%			3.32%
Net interest margin			2.52%			3.60%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $4.4 million and $4.4 million, and the tax-equivalent adjustment for tax-exempt investment securities was $1.1 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$22,241,262	$498,776	4.51%	$20,951,864	$405,293	3.89%
Covered loans	—	—	—%	487,070	165,509	67.96%
Total loans	22,241,262	498,776	4.51%	21,438,934	570,802	5.35%
Investment securities (3)	8,353,116	151,474	3.63%	6,837,901	108,967	3.19%
Other interest earning assets	510,933	9,921	3.91%	501,376	8,291	3.33%
Total interest earning assets	31,105,311	660,171	4.26%	28,778,211	688,060	4.80%
Allowance for loan and lease losses	(114,157)			(142,706)
Non-interest earning assets	1,596,565			1,928,486
Total assets	$32,587,719			$30,563,991
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,738,393	11,864	1.38%	$1,610,643	8,352	1.05%
Savings and money market deposits	11,187,818	105,008	1.89%	10,675,768	62,371	1.18%
Time deposits	6,926,041	80,536	2.34%	6,395,299	50,936	1.61%
Total interest bearing deposits	19,852,252	197,408	2.01%	18,681,710	121,659	1.31%
Federal funds purchased	132,282	1,596	2.41%	—	—	—%
FHLB advances	4,845,337	57,637	2.40%	4,611,359	41,285	1.81%
Notes and other borrowings	405,547	10,633	5.24%	402,822	10,615	5.27%
Total interest bearing liabilities	25,235,418	267,274	2.13%	23,695,891	173,559	1.48%
Non-interest bearing demand deposits	3,769,828			3,306,238
Other non-interest bearing liabilities	629,123			487,313
Total liabilities	29,634,369			27,489,442
Stockholders' equity	2,953,350			3,074,549
Total liabilities and stockholders' equity	$32,587,719			$30,563,991
Net interest income		$392,897			$514,501
Interest rate spread			2.13%			3.32%
Net interest margin			2.53%			3.58%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $8.8 million and $8.5 million and the tax-equivalent adjustment for tax-exempt investment securities was $2.3 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Net interest income, calculated on a tax-equivalent basis, was $196.4 million for the three months ended June 30, 2019 compared to $261.0 million for the three months ended June 30, 2018, a decrease of $65 million. The decrease in net interest income was comprised of a decrease in tax-equivalent interest income of $21.9 million, and an increase in interest expense of $42.8 million.
The decrease in tax-equivalent interest income was comprised primarily of a $38.8 million decrease in interest income from loans partially offset by a $16.4 million increase in interest income from investment securities. Decreased interest income from loans was primarily attributable to a 0.91% decrease in the tax-equivalent yield to 4.52% for the three months ended June 30, 2019 from 5.43% for the three months ended June 30, 2018, partially offset by a $912 million increase in the average balance outstanding.

•
The decline in the tax-equivalent yield on loans was mainly the result of the decrease in accretion on formerly covered residential loans. Both the average balance of and yield on these loans declined. The decline in the average balance resulted from the sale of a substantial portion of the loans during 2018 in anticipation of the termination of the Single Family Shared-Loss Agreement. Interest income on formerly covered residential loans declined by $67.7 million to $16.5 million for the three months ended June 30, 2019 from $84.2 million for the three months ended June 30, 2018. The yield on the remaining loans declined to 34.05% for the three months ended June 30, 2019 from 70.82% for the three months ended June 30, 2018, due primarily to changes in assumptions about the remaining period over which accretable yield would be realized, attributable to management's decision to retain certain loans beyond expiration of the Single Family Shared-Loss Agreement.

•
The tax-equivalent yield on loans other than formerly covered residential loans increased to 4.26% for the three months ended June 30, 2019, from 3.96% for the three months ended June 30, 2018. The most significant factor contributing to this increased yield was the impact of increases in benchmark interest rates.

The average balance of investment securities increased by $1.3 billion for the three months ended June 30, 2019 from the three months ended June 30, 2018, while the tax-equivalent yield increased to 3.61% from 3.33%. The increase in tax-equivalent yield primarily reflects resetting of coupon rates on floating-rate securities.
The primary components of the increase in interest expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 were a $35 million increase in interest expense on deposits and a $7 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $993 million in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.64% to 2.04% for the three months ended June 30, 2019 from 1.40% for the three months ended June 30, 2018. These cost increases were generally driven by the growth of deposits in competitive markets and a rising short-term interest rate environment.
The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.47% to 2.41% for the three months ended June 30, 2019 from 1.94% for the three months ended June 30, 2018. The increased cost was driven primarily by increased market rates.
The net interest margin, calculated on a tax-equivalent basis, for the three months ended June 30, 2019 was 2.52% as compared to 3.60% for the three months ended June 30, 2018. The interest rate spread decreased to 2.10% for the three months ended June 30, 2019 from 3.32% for the three months ended June 30, 2018. The decrease in net interest margin is primarily attributed to the decline in the average balance of and yield on formerly covered residential loans discussed above.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net interest income, calculated on a tax-equivalent basis, was $392.9 million for the six months ended June 30, 2019 compared to $514.5 million for the six months ended June 30, 2018, a decrease of $121.6 million. The decrease in net interest income was comprised of a decrease in tax-equivalent interest income of $27.9 million and an increase in interest expense of $93.7 million. Interest income on formerly covered residential loans declined by $132.7 million to $32.8 million for the six months ended June 30, 2019 from $165.5 million for the six months ended June 30, 2018.
The decrease in tax-equivalent interest income was comprised primarily of a $72.0 million decrease in interest income from loans partially offset by a $42.5 million increase in interest income from investment securities.
Decreased interest income from loans was primarily attributable to a 0.84% decrease in the tax-equivalent yield to 4.51% for the six months ended June 30, 2019 from 5.35% for the six months ended June 30, 2018, partially offset by an $802 million increase in the average balance outstanding.
The average balance of investment securities increased by $1.5 billion for the six months ended June 30, 2019 from the six months ended June 30, 2018, while the tax-equivalent yield increased to 3.63% from 3.19%.
The primary components of the increase in interest expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 were a $75.7 million increase in interest expense on deposits and a $16.4 million increase in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase of $1.2 billion in average interest bearing deposits and an increase in the average cost of interest bearing deposits of 0.70% to 2.01% for the six months ended June 30, 2019 from 1.31% for the six months ended June 30, 2018. The increase in interest expense on FHLB advances was primarily a result of an increase in the average cost of advances of 0.59% to 2.40% for the six months ended June 30, 2019 from 1.81% for the six months ended June 30, 2018.

Factors contributing to the changes in yields and costs for the six month periods were consistent with those for the three month periods discussed above.
The net interest margin, calculated on a tax-equivalent basis, for the six months ended June 30, 2019 was 2.53% as compared to 3.58% for the six months ended June 30, 2018. The interest rate spread decreased to 2.13% for the six months ended June 30, 2019 from 3.32% for the six months ended June 30, 2018. The declines in net interest margin and interest rate spread resulted primarily from the factors discussed above.
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
For the three months ended June 30, 2019 and 2018 the Company recorded a net recovery of loan losses of $2.7 million and a provision for loan losses of $9.0 million, respectively. Factors contributing to the recovery of loan losses for the three months ended June 30, 2019 as compared to the provision recorded for the three months ended June 30, 2018 included reductions in the provision related to (i) taxi medallion loans; (ii) a decrease in the provision related to specific reserves for other loans; and (iii) changes in the composition of portfolio growth; partially offset by increases related to the relative impact on the provision of changes in certain qualitative loss factors. For the three months ended June 30, 2018, there was a reduction in overall qualitative reserves.
For the six months ended June 30, 2019 and 2018, the Company recorded provisions for loan losses of $7.5 million and $12.1 million, respectively. Offsetting factors impacting the amount of the provision for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 were (i) the reduction in the provision related to taxi medallion loans; (ii) a decrease in the provision related to specific reserves for other loans; partially offset by (iii) increases related to the relative impact on the provision of changes in quantitative and qualitative loss factors. For the six months ended June 30, 2018, there was a reduction in overall qualitative reserves.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from resolution of covered assets, net	$—	$4,238	$—	$7,555
Net loss on FDIC indemnification	—	(1,400)	—	(5,015)
Deposit service charges and fees	4,290	3,510	8,120	6,997
Gain on sale of loans, net	2,121	768	5,057	4,269
Gain on investment securities, net	4,116	2,142	9,901	2,506
Lease financing	17,005	17,492	34,191	31,594
Other non-interest income	7,805	5,223	14,323	12,053
	$35,337	$31,973	$71,592	$59,959
Declines in income from resolution of covered assets, net and net loss on FDIC indemnification resulted from the termination of the Single Family Shared-Loss Agreement on February 13, 2019.
The most significant contributor to the increases in deposit service charges and fees was higher treasury management fee income.
The most significant components of gain on sale of loans, net are gains on sales of the guaranteed portions of SBA loans totaling $0.8 million and $2.6 million for the three and six months ended June 30, 2019, respectively; and gains on sale of government-insured residential loans totaling $1.3 million and $2.2 million for the three and six months ended June 30, 2019, respectively. Gain on sale of loans, net for the three and six months ended June 30, 2018 included losses of $2.0 million and $0.3 million, respectively, related to the sale of covered loans.
Gain on investment securities, net for the three and six months ended June 30, 2019 reflected net realized gains of $3.9 million and $8.2 million, respectively, from the sale of investment securities available for sale and net unrealized gains on marketable equity securities of $0.2 million and $1.7 million, respectively. Sales of securities during the quarter and six month periods related primarily to ongoing management of the Company's liquidity position and the risk/return profile of the portfolio.
Lease financing income decreased by $0.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The three months ended June 30, 2018 included gains of $3.8 million related to the disposition of equipment under operating lease. Year over year increases in income from lease financing generally corresponded to the growth in the portfolio of equipment under operating lease.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee compensation and benefits	$57,251	$65,537	$122,484	$132,573
Occupancy and equipment	13,991	14,241	27,157	28,544
Amortization of FDIC indemnification asset	—	44,250	—	84,597
Deposit insurance expense	5,027	4,623	9,068	9,435
Professional fees	6,937	2,657	14,808	5,532
Technology and telecommunications	12,013	8,644	23,181	16,858
Depreciation of equipment under operating lease	11,489	9,476	23,301	18,792
Other non-interest expense	13,377	11,819	26,776	26,733
	$120,085	$161,247	$246,775	$323,064
Amortization of FDIC indemnification asset
The FDIC indemnification asset was amortized to zero during the fourth quarter of 2018 in light of the expected termination of the Single Family Shared-Loss Agreement
Employee compensation and benefits
Employee compensation and benefits declined by $8.3 million and $10.1 million for the three and six months ended June 30, 2019 relative to the comparable periods of the prior year, primarily due to a reduction in headcount.
Professional fees
Professional fees increased by $4.3 million and $9.3 million, respectively, during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The increases in professional fees were primarily attributable to consulting services related to our BankUnited 2.0 initiative.
Technology and telecommunications
Increased technology and telecommunications expense related primarily to investments we are making in cloud technology, our digital platforms, data initiatives and enhancement of some of our risk management capabilities.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities and deposit generation, expenses related to workouts and foreclosures, regulatory examination assessments, travel and general office expense.

Income Taxes
The Company’s effective income tax rate was 25.2% and 25.9% for the three and six months ended June 30, 2019, respectively, and 23.2% and 23.1% for the three and six months ended June 30, 2018, respectively. The effective income tax rate differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018 due primarily to state income taxes, offset by income not subject to tax.
Analysis of Financial Condition
Average interest-earning assets increased $2.3 billion to $31.1 billion for the six months ended June 30, 2019 from $28.8 billion for the six months ended June 30, 2018. This increase was driven by an $802 million increase in the average balance of outstanding loans and a $1.5 billion increase in the average balance of investment securities. A $332 million decrease in average non-interest earning assets was primarily attributed to (i) the decrease in the FDIC indemnification asset, which was amortized to zero during the fourth quarter of 2018 and (ii) a decrease in income taxes receivable related to a discrete income tax benefit recognized during the fourth quarter of 2017, partially offset by (iii) the recognition of the ROU asset subsequent to the adoption of ASU 2016-02 effective January1, 2019.
Average interest bearing liabilities increased $1.5 billion to $25.2 billion for the six months ended June 30, 2019 from $23.7 billion for the six months ended June 30, 2018, due primarily to an increase of $1.2 billion in average interest bearing deposits.
Average stockholders' equity decreased by $121 million, due primarily to the repurchase of common stock, offset by the retention of earnings.
Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities as of the dates indicated (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$49,992	$50,213	$39,885	$39,873
U.S. Government agency and sponsored enterprise residential MBS	2,222,327	2,227,795	1,885,302	1,897,474
U.S. Government agency and sponsored enterprise commercial MBS	378,167	381,104	374,569	374,787
Private label residential MBS and CMOs	1,374,008	1,395,182	1,539,058	1,534,198
Private label commercial MBS	1,549,733	1,557,953	1,486,835	1,485,716
Single family rental real estate-backed securities	387,104	392,306	406,310	402,458
Collateralized loan obligations	1,205,295	1,198,282	1,239,355	1,235,198
Non-mortgage asset-backed securities	155,542	157,817	204,372	204,067
State and municipal obligations	265,856	279,327	398,810	398,429
SBA securities	418,494	421,773	514,765	519,313
Other debt securities	1,395	4,781	1,393	4,846
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$8,017,913	8,076,533	$8,100,654	8,106,359
Marketable equity securities		62,175		60,519
		$8,138,708		$8,166,878
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2019 was 4.6 years. The effective duration of the investment portfolio as of June 30, 2019 was 1.2 years. The model results are based on assumptions that may differ from actual results.
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of June 30, 2019, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$50,213	2.27%	$—	—%	$—	—%	$—	—%	$50,213	2.27%
U.S. Government agency and sponsored enterprise residential MBS	213,745	3.06%	1,001,087	2.90%	851,341	2.78%	161,622	2.80%	2,227,795	2.86%
U.S. Government agency and sponsored enterprise commercial MBS	4,562	3.79%	41,748	3.69%	228,039	3.17%	106,755	3.78%	381,104	3.40%
Private label residential MBS and CMOs	288,891	3.85%	791,200	3.85%	244,915	3.68%	70,176	3.70%	1,395,182	3.81%
Private label commercial MBS	71,294	4.24%	1,279,895	3.99%	204,844	3.51%	1,920	3.28%	1,557,953	3.94%
Single family rental real estate-backed securities	12,920	2.94%	113,041	3.24%	266,345	3.52%	—	—%	392,306	3.42%
Collateralized loan obligations	28,470	4.37%	821,206	4.04%	348,606	4.43%	—	—%	1,198,282	4.16%
Non-mortgage asset-backed securities	18,397	4.57%	93,114	3.53%	45,005	3.44%	1,301	3.58%	157,817	3.62%
State and municipal obligations	1,581	1.96%	33,425	2.78%	196,001	3.98%	48,320	4.09%	279,327	3.84%
SBA securities	85,305	3.50%	196,359	3.41%	95,018	3.36%	45,091	3.31%	421,773	3.41%
Other debt securities	—	—%	—	—%	—	—%	4,781	14.74%	4,781	14.74%
	$775,378	3.54%	$4,371,075	3.66%	$2,480,114	3.40%	$439,966	3.42%	8,066,533	3.56%
Marketable equity securities with no scheduled maturity									62,175	7.29%
Total investment securities available for sale and marketable equity securities									$8,128,708	3.58%
The investment securities available for sale portfolio was in a net unrealized gain position of $58.6 million at June 30, 2019 with aggregate fair value equal to 100.7% of amortized cost. Net unrealized gains included $80.4 million of gross unrealized gains and $21.8 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at June 30, 2019 had an aggregate fair value of $2.7 billion. At June 30, 2019, 99.1% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $63 million were not rated at June 30, 2019. These securities have been determined by management to be of investment grade quality. Additionally, $12 million of securities acquired at substantial discounts in the FSB acquisition were rated below investment grade at June 30, 2019. The majority of these securities were held in significant unrealized gain positions.
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
No securities were determined to be other-than-temporarily impaired at June 30, 2019 and 2018.
We do not intend to sell securities in significant unrealized loss positions at June 30, 2019. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. Unrealized losses in the portfolio at June 30, 2019 were primarily attributable to an increase in market interest rates subsequent to the date the securities were acquired and, for some securities, widening spreads. At June 30, 2019, 83%, 14% and 3% of CLOs were rated AAA, AA and A, respectively, based on the most recent third-party ratings, with a weighted-average subordination level at 41.6%, ranging from 26.3% to 43.6%. Management performs a thorough analysis prior to purchasing CLOs, including extensive vetting of the asset manager and stress testing of collateral. Management engages an independent third party to perform ongoing credit surveillance of the CLO portfolio, performs periodic stress testing of the portfolio and continuously monitors exposure, default status, and other relevant security characteristics.
The timely repayment of principal and interest on SBA securities and U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities in unrealized loss positions is not indicative of projected credit losses.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. At June 30, 2019 and 2018, 0.4% and 0.7%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at June 30, 2019 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the six months ended June 30, 2019 and 2018.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at June 30, 2019 included $189 million of Pinnacle loans transferred to held for sale and $36 million of the guaranteed portion of SBA loans held for sale in the secondary market. At December 31, 2018, loans held for sale consisted entirely of the guaranteed portion of SBA loans. SBA loans are generally sold with servicing retained. Commercial servicing activity did not have a material impact on the results of operations for the six months ended June 30, 2019 and 2018.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,830,943	21.4%	$4,606,828	21.0%
Government insured residential	354,731	1.6%	265,701	1.2%
Other	14,533	0.1%	17,369	0.1%
	5,200,207	23.1%	4,889,898	22.3%
Commercial:
Multi-family	2,381,346	10.6%	2,583,331	11.8%
Non-owner occupied commercial real estate	4,945,017	21.9%	4,700,188	21.4%
Construction and land	237,222	1.1%	227,134	1.0%
Owner occupied commercial real estate	2,080,578	9.2%	2,122,381	9.7%
Commercial and industrial	5,164,571	22.9%	4,801,226	21.9%
Commercial lending subsidiaries	2,531,767	11.2%	2,608,834	11.9%
	17,340,501	76.9%	17,043,094	77.7%
Total loans	22,540,708	100.0%	21,932,992	100.0%
Premiums, discounts and deferred fees and costs, net	51,141		44,016
Loans including premiums, discounts and deferred fees and costs	22,591,849		21,977,008
Allowance for loan and lease losses	(112,141)		(109,931)
Loans, net	$22,479,708		$21,867,077

Total loans, including premiums, discounts and deferred fees and costs, increased by $615 million to $22.6 billion at June 30, 2019, from $22.0 billion at December 31, 2018.
Residential and other consumer loans grew by $319 million for the six months ended June 30, 2019. Multi-family loans declined by $202 million for the six months ended June 30, 2019, primarily due to continued run-off of the New York portfolio, while other categories of commercial real estate loans grew by $213 million. Commercial and industrial loans, inclusive of owner occupied commercial real estate, grew by $320 million for the six months ended June 30, 2019.
Included in multi-family and non-owner occupied commercial real estate loans above were $81 million and $14 million, respectively, in re-positioning loans at June 30, 2019. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.

Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2019	December 31, 2018
1-4 single family residential	$4,897,552	$4,664,920
Government insured residential	355,719	266,729
Home equity loans and lines of credits	1,445	1,393
Other consumer loans	13,072	15,947
	$5,267,788	$4,948,989
The 1-4 single family residential loan portfolio is primarily comprised of loans purchased on a national basis through established correspondent channels. The portfolio also includes loans originated through retail channels in our Florida and New York geographic footprint prior to the termination of our retail residential mortgage origination business in 2016. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2019, $111 million or 2.3% of residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The balance of government insured residential buyout loans totaled $331 million at June 30, 2019. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2019		December 31, 2018
California	$1,254,896	25.6%	$1,177,221	25.2%
New York	1,012,800	20.7%	977,146	20.9%
Florida	643,887	13.2%	645,020	13.8%
Virginia	202,096	4.1%	184,756	4.0%
DC	196,024	4.0%	183,211	4.0%
All others	1,587,849	32.4%	1,497,566	32.1%
	$4,897,552	100.0%	$4,664,920	100.0%
Commercial loans and leases
The commercial portfolio segment includes loans secured by multi-family properties, loans secured by both owner-occupied and non-owner occupied commercial real estate, a limited amount of construction and land loans, commercial and industrial loans and leases. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 76.9% and 77.7% of loans as of June 30, 2019 and December 31, 2018, respectively.
The following table shows the composition of the commercial loan portfolio held for investment at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	June 30, 2019	December 31, 2018
Multi-family	$2,383,116	$2,585,421
Non-owner occupied commercial real estate	4,862,256	4,611,573
Construction and land	220,536	210,516
Owner occupied commercial real estate	1,966,004	2,007,603
Commercial and industrial	4,531,948	4,312,213
National commercial lending platforms
Pinnacle	1,269,468	1,462,655
Bridge - franchise finance	593,005	517,305
Bridge - equipment finance	677,061	636,838
SBF	256,274	252,221
Mortgage warehouse lending	564,393	431,674
	$17,324,061	$17,028,019
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

The following charts present the distribution of non-owner occupied commercial real estate by product type at the dates indicated:
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 1.1% of the total loan portfolio at June 30, 2019. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
The New York legislature recently enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The following tables present information about the Company's exposure to rent-regulated multi-family properties at June 30, 2019 (in thousands):

Loans to stabilized properties subject to rent regulation	$1,364,261
Loans to non-stabilized properties subject to rent regulation	85,168
$1,449,429

DSCR
Less than 1.11	$163,690
1.11 - 1.24	387,445
1.25 - 1.50	556,078
1.51 or greater	257,048
$1,364,261

LTV
Less than 50%	$301,941
50% - 65%	737,626
66% - 75%	313,394
More than 75%	11,300
$1,364,261
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans included shared national credits totaling $3.0 billion at June 30, 2019, the majority of which are relationship based loans to borrowers in Florida and New York.
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
The following table presents the five states with the largest concentration of commercial loans and direct financing leases in the national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	June 30, 2019		December 31, 2018
California	$567,705	16.9%	$498,842	15.1%
Florida	473,198	14.1%	595,843	18.1%
Texas	150,330	4.5%	150,878	4.6%
Virginia	149,038	4.4%	153,619	4.7%
Arizona	144,850	4.3%	149,087	4.5%
All others	1,875,080	55.8%	1,752,424	53.0%
	$3,360,201	100.0%	$3,300,693	100.0%
At June 30, 2019, 37.0% and 24.8% of commercial loans were originated within the Florida and New York portfolios, respectively. At December 31, 2018, 37.0% and 25.4% of commercial loans were originated within the Florida and New York portfolios, respectively.
Equipment under Operating Lease
Equipment under operating lease totaled $708 million at June 30, 2019. The portfolio consisted primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,629 railcars with a carrying value of $441 million at June 30, 2019, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,421 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry. Equipment with a carrying value of $285 million at June 30, 2019 was leased to companies for use in the energy industry.
The chart below presents equipment under operating lease by type at the dates indicated:

Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. Additionally, commercial loans as well as underwriting and portfolio management practices are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and, that if left uncorrected, may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (in thousands):

	June 30, 2019		December 31, 2018
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,956,966	97.9%	$16,728,534	98.2%
Special mention	59,787	0.3%	81,070	0.5%
Substandard	300,760	1.7%	210,026	1.2%
Doubtful	6,548	0.1%	8,389	0.1%
	$17,324,061	100.0%	$17,028,019	100.0%
Equipment Under Operating Lease
Three operating lease relationships with a carrying value of assets under lease totaling $72 million, of which $67 million were exposures to the energy industry, were internally risk rated special mention or substandard at June 30, 2019. One relationship had been restructured as of June 30, 2019.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from three to ten years at June 30, 2019. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
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
Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk, because in the operating lease business, there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses, if any, will manifest through reduced rental income due to missed payments, time off lease, or lower rental payments due either to a restructuring or re-leasing of the asset to another obligor. Credit risk in the operating lease portfolio is managed and monitored utilizing credit administration infrastructure, processes and procedures similar to those used to manage and monitor credit risk in the commercial loan portfolio. We also mitigate credit risk in this portfolio by leasing to high credit quality obligors.
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
The following tables show the distribution of 1-4 single family residential loans, excluding FSB loans and government insured residential loans, by original FICO and LTV as of the dates indicated:

	June 30, 2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	2.3%	2.6%	4.0%	16.9%	25.8%
60% - 70%	3.0%	2.6%	3.8%	13.3%	22.7%
70% - 80%	3.9%	4.7%	8.5%	29.2%	46.3%
More than 80%	0.5%	0.8%	0.8%	3.1%	5.2%
	9.7%	10.7%	17.1%	62.5%	100.0%

	December 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	2.4%	2.8%	4.4%	18.2%	27.8%
60% - 70%	2.7%	2.4%	3.8%	13.4%	22.3%
70% - 80%	3.5%	4.6%	8.4%	28.3%	44.8%
More than 80%	0.4%	0.8%	0.8%	3.1%	5.1%
	9.0%	10.6%	17.4%	63.0%	100.0%
At June 30, 2019, the 1-4 single family residential loan portfolio, excluding FSB loans and government insured residential loans, had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 763 and a weighted-average LTV of 68.2%. The majority of this portfolio was owner-occupied, with 84.7% primary residence, 7.3% second homes and 8.0% investment properties. In terms of vintage, 42.1% of the portfolio was originated pre-2016, 18.2% in 2016, 20.4% in 2017, 14.5% in 2018 and 4.8% in 2019.

1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $62.3 million and $23.5 million at June 30, 2019 and December 31, 2018, respectively. The increase in loans past due more than 30 days is procedural, attributable to the transfer of the servicing of the residential loan portfolio during the first quarter of 2019. Delinquency levels have started to normalize subsequent to quarter-end. The amount of these loans 90 days or more past due was $10.1 million and $7.0 million at June 30, 2019 and December 31, 2018, respectively.
Other Consumer Loans
Substantially all other consumer loans were current at June 30, 2019 and December 31, 2018.
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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2019	December 31, 2018
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$10,807	$6,316
Home equity loans and lines of credit	30	—
Other consumer loans	277	288
Total residential and other consumer loans	11,114	6,604
Commercial:
Multi-family	24,834	25,560
Non-owner occupied commercial real estate	27,623	16,050
Construction and land	9,418	9,923
Owner occupied commercial real estate	21,752	19,789
Commercial and industrial	27,176	28,584
Commercial lending subsidiaries	16,236	22,733
Total commercial loans	127,039	122,639
Total non-accrual loans	138,153	129,243
Loans past due 90 days and still accruing	—	650
Total non-performing loans	138,153	129,893
OREO and repossessed assets	10,042	9,517
Total non-performing assets	148,195	139,410
Performing TDRs	31,303	7,898
Total impaired loans and non-performing assets	$179,498	$147,308

Non-performing loans to total loans (1)(4)	0.61%	0.59%
Non-performing assets to total assets (4)	0.45%	0.43%
ALLL to total loans (1)	0.50%	0.50%
ALLL to non-performing loans	81.17%	84.63%
Net charge-offs to average loans(2)(3)	0.05%	0.28%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Annualized for June 30, 2019.

(3)	The ratio of charge-offs of taxi medallion loans to average total loans was 0.18% for the year ended December 31, 2018.

(4)
Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $28.4 million or 0.13% of total loans and 0.09% of total assets, at June 30, 2019; compared to $17.8 million or 0.08% of total loans and 0.06% of total assets, at December 31, 2018.

Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was immaterial at June 30, 2019 and December 31, 2018. Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above. The carrying value of such loans contractually delinquent by more than 90 days was $287 million and $218 million at June 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes loans that have been modified in TDRs at June 30, 2019 (dollars in thousands):

	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer	90	$14,572	$15
Commercial	29	65,472	4,075
	119	$80,044	$4,090
See Note 4 to the Consolidated Financial Statements for additional information about TDRs.
Potential Problem Loans
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term. Substandard accruing commercial loans totaled $180 million and $96 million at June 30, 2019 and December 31, 2018, respectively, substantially all of which were current as to principal and interest. Management closely monitors each of these loans as well as indicators of potential negative trends developing within any particular portfolio segment. The increase in substandard accruing loans at June 30, 2019 compared to December 31, 2018 does not appear to be concentrated in any one business line, geography, product type or asset class. Management has not identified any specific trends or correlated risk characteristics associated with these downgrades.
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
Where applicable, the peer group used to calculate average annual historical net charge-off rates used in estimating general reserves is made up of 24 banks included in the OCC Midsize Bank Group plus five additional banks not included in the OCC Midsize Bank Group that management believes to be comparable based on size, geography and nature of lending operations. Peer bank data is obtained from the Statistics on Depository Institutions Report published by the FDIC for the most recent quarter available. These banks, as a group, are considered by management to be comparable to BankUnited in size, nature of lending operations and loan portfolio composition. We evaluate the composition of the peer group annually, or more frequently if, in our judgment, a more frequent evaluation is necessary. Our internal risk rating system comprises 13 credit grades; grades 1 through 8 are “pass” grades. The risk ratings are driven largely by debt service coverage. Peer group historical loss rates are adjusted upward for loans assigned a lower “pass” rating.
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

The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at June 30, 2019 or December 31, 2018. Commercial ACI loans are not a significant portion of the loan portfolio.
Residential and other consumer loans
The residential and other consumer loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for residential loans is based primarily on relevant proxy historical loss rates. The ALLL for 1-4 single family residential loans, excluding government insured residential loans and ACI loans, is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 20-quarter average net charge-off rate is used to estimate the ALLL for the home equity and other consumer loan classes. See further discussion of peer group loss factors above. The home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
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
No ALLL related to 1-4 single family residential ACI pools was recorded at June 30, 2019 or December 31, 2018.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period:	$109,931	$144,795
Provision for (recovery of) loan losses:
1-4 single family residential	397	(35)
Home equity loans and lines of credit	(150)	(8)
Other consumer loans	34	137
Multi-family	(1,330)	(6,421)
Non-owner occupied commercial real estate	5,309	(3,864)
Construction and land	498	(651)
Owner occupied commercial real estate	(2,611)	2,036
Commercial and industrial	6,481	19,096
Commercial lending subsidiaries
Pinnacle	(116)	(36)
Bridge - franchise finance	1,094	585
Bridge - equipment finance	(2,072)	1,303
Total Provision	7,534	12,142
Charge-offs:
1-4 single family residential	—	(239)
Other consumer loans	—	(265)
Non-owner occupied commercial real estate	(1,703)	(243)
Construction and land	(76)	—
Owner occupied commercial real estate	(174)	(5,640)
Commercial and industrial(1)	(4,688)	(16,513)
Commercial lending subsidiaries
Bridge - franchise finance	(1,203)	—
Total Charge-offs	(7,844)	(22,900)
Recoveries:
Home equity loans and lines of credit	149	4
Other consumer loans	18	24
Non-owner occupied commercial real estate	41	123
Owner occupied commercial real estate	718	42
Commercial and industrial	1,594	739
Commercial lending subsidiaries
Bridge - franchise finance	—	2
Total Recoveries	2,520	934
Net Charge-offs:	(5,324)	(21,966)
Balance at end of period	$112,141	$134,971

(1)	Includes charge-offs of $13.5 million related to taxi medallion loans during the six months ended June 30, 2018.

The following table shows the distribution of the ALLL at the dates indicated (dollars in thousands):

	June 30, 2019		December 31, 2018
	Total	%(1)	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$11,023	23.0%	$10,626	22.2%
Home equity loans and lines of credit	2	0.1%	3	—%
Other consumer loans	211	—%	159	0.1%
	11,236	23.1%	10,788	22.3%
Commercial:
Multi-family	6,069	10.6%	7,399	11.8%
Non-owner occupied commercial real estate	33,905	21.9%	30,258	21.4%
Construction and land	1,800	1.1%	1,378	1.0%
Owner occupied commercial real estate	7,732	9.2%	9,799	9.7%
Commercial and industrial	37,703	22.9%	34,316	21.9%
Commercial lending subsidiaries
Pinnacle	759	5.6%	875	6.6%
Bridge - franchise finance	5,451	2.6%	5,560	2.4%
Bridge - equipment finance	7,486	3.0%	9,558	2.9%
	100,905	76.9%	99,143	77.7%
	$112,141	100.0%	$109,931	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL at June 30, 2019 increased $2.2 million from the balance at December 31, 2018, while the ratio of the ALLL to total loans remained consistent at 0.50%. Factors influencing the change in the ALLL related to specific loan types at June 30, 2019 as compared to December 31, 2018 include:

•	A decrease of $1.3 million for multi-family loans was primarily attributable to a decrease in the balance of loans outstanding and a decrease in quantitative and qualitative loss factors.

•
An increase of $3.6 million for non-owner occupied commercial real estate loans was primarily attributable to increases in certain qualitative loss factors, as well as growth in the corresponding portfolio.

•
A decrease of $2.1 million for owner occupied commercial real estate loans was primarily attributable to a decrease in quantitative and qualitative loss factors, a decrease in the specific reserve for one impaired loan relationship and a decline in the portfolio balance.

•
An increase of $3.4 million for other commercial and industrial loans was attributable to loan growth, an increase in specific reserves, partially offset by net decreases in quantitative and qualitative loss factors.

•	A decrease of $2.1 million for equipment finance loans was primarily attributable to a decrease in the specific reserve for one impaired loan relationship and a decline in qualitative loss factors.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,932,716	—%	$3,315,851	—%	$3,769,828	—%	$3,306,238	—%
Interest bearing	1,773,912	1.41%	1,621,161	1.04%	1,738,393	1.38%	1,610,643	1.05%
Money market	10,710,550	1.95%	10,260,713	1.30%	10,964,547	1.93%	10,365,109	1.21%
Savings	214,030	0.28%	292,911	0.25%	223,271	0.28%	310,659	0.26%
Time	6,944,862	2.40%	6,475,569	1.72%	6,926,041	2.34%	6,395,299	1.61%
	$23,576,070	1.70%	$21,966,205	1.19%	$23,622,080	1.68%	$21,987,948	1.12%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2019 (in thousands):

Three months or less	$815,410
Over three through six months	533,385
Over six through twelve months	1,882,466
Over twelve months	299,722
$3,530,983
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage and commercial real estate loans, and MBS.
The contractual balance of FHLB advances outstanding at June 30, 2019 is scheduled to mature as follows (in thousands):

Maturing in:
2019—One month or less	$2,055,000
2019—Over one month	1,026,000
2020	1,975,000
2021	275,000
Carrying value	$5,331,000
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Senior notes	$394,735	$394,390
Finance leases	8,926	8,359
	$403,661	$402,749
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.

The Bank utilizes federal funds purchased to manage the daily cash position. At June 30, 2019, the Company had $99 million in federal funds purchased.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2019 and December 31, 2018, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity remained relatively flat compared to December 31, 2018. The repurchase of common shares and payment of dividends were largely offset by the retention of earnings. Our dividend payout ratio was 25.9% and 28.8% for the three and six months ended June 30, 2019, respectively, compared to 25.5% and 26.2% for the three and six months ended June 30, 2018, respectively.
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
During the quarter ended June 30, 2019, the Company repurchased approximately 3.0 million shares of its common stock for an aggregate purchase price of approximately $102 million. During the six months ended June 30, 2019, the Company repurchased approximately 4.1 million shares of its common stock for an aggregate purchase price of approximately $142 million, at a weighted average price of $34.44 per share.
The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2019 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,805,540	8.61%	N/A (1)	N/A (1)	$1,302,846	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,805,540	11.95%	$1,525,425	6.50%	$1,056,063	4.50%	$1,642,765	7.00%
Tier 1 risk-based capital	$2,805,540	11.95%	$1,877,446	8.00%	$1,408,085	6.00%	$1,994,787	8.50%
Total risk based capital	$2,920,497	12.44%	$2,346,808	10.00%	$1,877,446	8.00%	$2,464,148	10.50%
BankUnited:
Tier 1 leverage	$3,013,135	9.28%	$1,623,836	5.00%	$1,299,069	4.00%	N/A	N/A
CET1 risk-based capital	$3,013,135	12.88%	$1,520,227	6.50%	$1,052,465	4.50%	$1,637,167	7.00%
Tier 1 risk-based capital	$3,013,135	12.88%	$1,871,049	8.00%	$1,403,286	6.00%	$1,987,989	8.50%
Total risk based capital	$3,128,092	13.37%	$2,338,811	10.00%	$1,871,049	8.00%	$2,455,751	10.50%

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
For the six months ended June 30, 2019 and 2018 net cash provided by operating activities was $237.8 million and $229.9 million, respectively. When compared with the six months ended June 30, 2018, operating cash flows were negatively impacted by approximately $143 million as a result of the daily cash settlement of derivative positions. These settlements, which are reported in cash flows from operating activities, are directly affected by changes in market interest rates. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $33.1 million and $167.8 million for the six months ended June 30, 2019 and 2018, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment of ACI loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At June 30, 2019, unencumbered investment securities totaled $5.8 billion. At June 30, 2019, BankUnited had available borrowing capacity at the FHLB of $3.6 billion, unused borrowing capacity at the FRB of $430 million and unused Federal funds lines of credit totaling $161 million. Management also has the ability to exert substantial control over the rate and timing of growth of the loan portfolio, and resultant requirements for liquidity to fund loans.
Continued growth of deposits and loans are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30 day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30 day total liquidity ratio exceeds 100%. At June 30, 2019, BankUnited’s 30 day total liquidity ratio was 200%. Management also monitors a one year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At June 30, 2019, BankUnited’s one year liquidity ratio was 160%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities, the ratio of brokered deposits to total deposits, the ratio of FHLB advances to total funding, the percentage of investment securities backed by the U.S. government and government agencies and concentrations of large deposits. At June 30, 2019, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures.
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
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. Currently, the most likely rate scenario contemplates four 25 basis point rate cuts over the forecast horizon. The following table illustrates the guidelines set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at June 30, 2019 and December 31, 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Guidelines:
In year 1	(10.0)%	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(13.0)%	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at June 30, 2019 - increase (decrease):
In year 1	(10.0)%	(3.3)%	1.9%	3.8%	4.3%	3.7%
In year 2	(13.8)%	(5.3)%	3.2%	5.2%	7.1%	8.0%
Model Results at December 31, 2018 - increase (decrease):
In year 1	(4.3)%	(0.8)%	0.3%	(0.9)%	(2.4)%	(5.6)%
In year 2	(9.7)%	(3.0)%	3.6%	4.4%	4.0%	3.1%
The main contributor to the variation in results at June 30, 2019 as compared to the results at December 31, 2018 was the change in the path of the forward rate curve in the most likely scenario. At June 30, 2019, modeled results exceeded policy guidelines in the Down 200 scenario for year 2. Management is currently evaluating a variety of strategies that could potentially be employed to address this result, including but not limited to the re-positioning of a portion of its investment portfolio, restructuring of borrowings, or the use of derivatives.
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 200 basis points at June 30, 2019 or December 31, 2018 due to the relatively low level of market interest rates. The following table illustrates the acceptable guidelines as established by ALCO and the modeled change in EVE in the indicated scenarios at June 30, 2019 and December 31, 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits	(18.0)%	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at June 30, 2019 - increase (decrease):	(5.7)%	(1.2)%	(1.5)%	(4.4)%	(8.0)%	(12.0)%
Model Results at December 31, 2018 - increase (decrease):	0.6%	2.5%	(3.1)%	(7.5)%	(12.4)%	(17.3)%
These measures fall within an acceptable level of interest rate risk per the guidelines established in the ALCO policy.

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
Derivative Financial Instruments
Interest rate swaps are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest rates on variable rate borrowings such as FHLB advances and to manage duration of liabilities. These interest rate swaps are designated as cash flow hedging instruments. The fair value of these instruments is included in other assets and other liabilities in our consolidated balance sheets and changes in fair value are reported in accumulated other comprehensive income. At June 30, 2019, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $3.1 billion. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $1.5 million.
Interest rate swaps and caps not designated as cash flow hedges had an aggregate notional amount of $2.4 billion at June 30, 2019. The aggregate fair value of these interest rate swaps and caps included in other assets was $41.4 million and the aggregate fair value included in other liabilities was $17.8 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
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
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at June 30, 2019 (in thousands except share and per share data):

Total stockholders' equity	$2,867,910
Less: goodwill and other intangible assets	77,696
Tangible stockholders’ equity	$2,790,214

Common shares issued and outstanding	95,315,633

Book value per common share	$30.09

Tangible book value per common share	$29.27

Non-loss share diluted earnings per share is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in understanding the impact of the covered loans and FDIC indemnification asset on the Company’s earnings for periods prior to the termination of the Single Family Shared-Loss Agreement. The following table reconciles this non-GAAP financial measurement to the comparable GAAP financial measurement of diluted earnings per common share for the three months ended June 30, 2018 (in millions except share and per share data, shares in thousands):

Three Months Ended June 30, 2018
Net Income (GAAP)	$89.9
Less Loss Share Contribution	(25.0)
Net Income as reported, minus Loss Share Contribution	$64.9
Diluted earnings per common share, excluding Loss Share Contribution:
Diluted earnings per common share (GAAP)	$0.82
Less: Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	(0.23)
Non-loss share diluted earnings per common share (non-GAAP)	$0.59
Non-loss share diluted earnings per share:
Loss Share Contribution	$25.0
Weighted average shares for diluted earnings per common share (GAAP)	105,471
Impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	0.24
Impact on diluted earnings per common share of Loss Share Contribution:
Loss Share Contribution, net of tax, allocated to participating securities	(1.0)
Weighted average shares for diluted earnings per common share (GAAP)	105,471
Impact on diluted earnings per common share of Loss Share Contribution allocated to participating securities (non-GAAP)	(0.01)
Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	$0.23

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

Three Months Ended June 30, 2018 (3)
Net Income As Reported	$89.9
Calculation of Loss Share Contribution:
Interest Income - Covered Loans (Accretion)	$84.2
Amortization of FDIC Indemnification Asset	(44.3)
Loss Share Earnings	40.0
Hypothetical interest income on alternate assets (1)	(5.9)
Loss Share Contribution, pre-tax	34.1
Income taxes (2)	(9.0)
Loss Share Contribution, after tax	$25.0

Net Income as reported, minus Loss Share Contribution	$64.9

Diluted Earnings Per Common Share, as Reported	$0.82
Earnings Per Share, Loss Share Contribution	(0.23)
Non-Loss Share Diluted Earnings Per Share	$0.59

(1)	See section entitled "Supplemental Calculations - Calculation of Hypothetical Interest Income on Alternate Assets" below for calculation of these amounts and underlying assumptions.
(2) An assumed marginal tax rate of 26.5% was applied.
(3) Calculation variances of $0.1 million in the table above are due to rounding.

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

Three Months Ended June 30, 2018
Average Balances (1)
Average Covered Loans	$476
Average FDIC Indemnification Asset	231
Average Loss Share Asset	$707

Yield
Yield on securities - reported (2)	3.33%
Hypothetical interest income on alternate assets	$5.9

(1)	Calculated as the simple average of beginning and ending balances reported for each period.

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
During the quarter ended June 30, 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, although alternative reference rates such as SOFR are under consideration, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. There is uncertainty with respect to the impact a potential discontinuation of LIBOR may have on credit, securities and derivatives markets broadly. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the markets in which we lend to customers and the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
Management is in the process of evaluating the impact of the Company's possible transition from LIBOR to an alternative reference rate. To date, the Company has completed a gap assessment, identified the population of its current exposures to LIBOR-indexed instruments and the systems and models that may be impacted by the transition, established a formal governance structure for its LIBOR transition and is in the process of designing a detailed implementation plan.
There have been no material changes in the other risk factors disclosed by the Company in its 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
April 1 - April 30, 2019	—	$—	—	$110,025,642
May 1 - May 31, 2019	1,312,496	34.77	1,312,496	$64,386,442
June 1 - June 30, 2019	1,699,496	33.22	1,699,496	$7,934,581
Total	3,011,992	$33.89	3,011,992

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)
On January 22, 2019, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. Under this authorization, $7,934,581 remained available for purchase at June 30, 2019.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of August 2019.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer