Form 10-Q
period 2019-09-30
BankUnited, Inc.
filed 2019-11-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2019
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
 Registrant’s telephone number, including area code: (305) 569-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of outstanding shares of the registrant common stock, $0.01 par value, was 94,945,379 as of November 6, 2019.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended September 30, 2019

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

ii

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks:
Non-interest bearing	$15,401	$9,392
Interest bearing	214,827	372,681
Cash and cash equivalents	230,228	382,073
Investment securities (including securities recorded at fair value of $7,960,656 and $8,156,878)	7,970,656	8,166,878
Non-marketable equity securities	272,789	267,052
Loans held for sale	46,332	36,992
Loans (including covered loans of $201,376 at December 31, 2018)	22,855,500	21,977,008
Allowance for loan and lease losses	(108,462)	(109,931)
Loans, net	22,747,038	21,867,077
Bank owned life insurance	280,839	263,340
Operating lease equipment, net	696,899	702,354
Goodwill and other intangible assets	77,685	77,718
Other assets	628,069	400,842
Total assets	$32,950,535	$32,164,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$4,126,788	$3,621,254
Interest bearing	1,847,301	1,771,465
Savings and money market	10,935,779	11,261,746
Time	7,046,560	6,819,758
Total deposits	23,956,428	23,474,223
Federal funds purchased	175,000	175,000
Federal Home Loan Bank advances	4,930,638	4,796,000
Notes and other borrowings	403,832	402,749
Other liabilities	575,362	392,521
Total liabilities	30,041,260	29,240,493

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 95,070,399 and 99,141,374 shares issued and outstanding	951	991
Paid-in capital	1,077,946	1,220,147
Retained earnings	1,859,055	1,697,822
Accumulated other comprehensive income (loss)	(28,677)	4,873
Total stockholders' equity	2,909,275	2,923,833
Total liabilities and stockholders' equity	$32,950,535	$32,164,326

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans	$248,770	$293,543	$738,766	$855,807
Investment securities	69,413	59,319	218,554	165,396
Other	5,219	4,855	15,140	13,145
Total interest income	323,402	357,717	972,460	1,034,348
Interest expense:
Deposits	99,483	75,257	296,891	196,916
Borrowings	38,229	30,492	108,095	82,392
Total interest expense	137,712	105,749	404,986	279,308
Net interest income before provision for loan losses	185,690	251,968	567,474	755,040
Provision for (recovery of) loan losses (including ($50) and $517 for covered loans for the three and nine months ended September 30, 2018)	1,839	1,200	9,373	13,342
Net interest income after provision for loan losses	183,851	250,768	558,101	741,698
Non-interest income:
Income from resolution of covered assets, net	—	3,134	—	10,689
Net gain (loss) on FDIC indemnification	—	3,090	—	(1,925)
Deposit service charges and fees	4,269	3,723	12,389	10,811
Gain on sale of loans, net (including $5,037 and $4,739 related to covered loans for the three and nine months ended September 30, 2018)	5,163	8,691	10,220	12,960
Gain on investment securities, net	3,835	432	13,736	2,938
Lease financing	18,583	14,091	52,774	45,685
Other non-interest income	6,006	5,574	20,329	17,536
Total non-interest income	37,856	38,735	109,448	98,694
Non-interest expense:
Employee compensation and benefits	57,102	65,612	179,586	198,185
Occupancy and equipment	14,673	13,812	42,477	42,355
Amortization of FDIC indemnification asset	—	48,255	—	132,852
Deposit insurance expense	3,781	5,375	12,849	14,810
Professional fees	2,923	5,240	17,731	10,772
Technology and telecommunications	10,994	9,262	34,175	26,121
Depreciation of equipment under operating lease	11,582	9,870	34,883	28,662
Loss on debt extinguishment	3,796	—	3,796	—
Other non-interest expense	16,455	13,372	42,584	40,105
Total non-interest expense	121,306	170,798	368,081	493,862
Income before income taxes	100,401	118,705	299,468	346,530
Provision for income taxes	24,182	21,377	75,826	74,067
Net income	$76,219	$97,328	$223,642	$272,463
Earnings per common share, basic	$0.78	$0.90	$2.23	$2.50
Earnings per common share, diluted	$0.77	$0.90	$2.23	$2.49

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$76,219	$97,328	$223,642	$272,463
Other comprehensive loss, net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	8,358	(18,147)	53,301	(58,577)
Reclassification adjustment for net securities gains realized in income	(2,518)	(382)	(8,568)	(2,974)
Net change in unrealized gain on securities available for sale	5,840	(18,529)	44,733	(61,551)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(16,774)	10,536	(74,667)	40,175
Reclassification adjustment for net losses realized in income	(374)	(772)	(3,616)	(617)
Net change in unrealized loss on derivative instruments	(17,148)	9,764	(78,283)	39,558
Other comprehensive loss	(11,308)	(8,765)	(33,550)	(21,993)
Comprehensive income	$64,911	$88,563	$190,092	$250,470

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$223,642	$272,463
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(30,550)	(97,064)
Provision for loan losses	9,373	13,342
Income from resolution of covered assets, net	—	(10,689)
Net loss on FDIC indemnification	—	1,925
Gain on sale of loans, net	(10,220)	(12,960)
Gain on investment securities, net	(13,736)	(2,938)
Equity based compensation	16,967	18,045
Depreciation and amortization	53,105	51,472
Deferred income taxes	22,278	60,071
Loss on debt extinguishment	3,796	—
Proceeds from sale of loans held for sale	317,027	182,330
Loans originated for sale, net of repayments	(68,665)	(125,509)
Other:
(Increase) decrease in other assets	20,288	(77,393)
Increase (decrease) in other liabilities	(131,066)	130,827
Net cash provided by operating activities	412,239	403,922

Cash flows from investing activities:
Purchase of investment securities	(3,176,833)	(2,557,757)
Proceeds from repayments and calls of investment securities	1,057,043	1,134,995
Proceeds from sale of investment securities	2,297,121	938,555
Purchase of non-marketable equity securities	(319,387)	(235,876)
Proceeds from redemption of non-marketable equity securities	313,650	228,438
Purchases of loans	(1,636,932)	(913,840)
Loan originations, repayments and resolutions, net	332,246	320,550
Proceeds from sale of loans, net	205,869	250,769
Proceeds from sale of equipment under operating lease	9,404	50,902
Acquisition of equipment under operating lease	(38,312)	(137,305)
Other investing activities	(36,409)	(16,548)
Net cash used in investing activities	(992,540)	(937,117)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	482,205	426,811
Net increase in federal funds purchased	—	175,000
Additions to Federal Home Loan Bank advances	3,962,000	3,847,000
Repayments of Federal Home Loan Bank advances	(3,827,000)	(3,672,000)
Dividends paid	(63,558)	(68,911)
Repurchase of common stock	(150,000)	(150,000)
Other financing activities	24,809	60,512
Net cash provided by financing activities	428,456	618,412
Net (decrease) increase in cash and cash equivalents	(151,845)	85,217
Cash and cash equivalents, beginning of period	382,073	194,582
Cash and cash equivalents, end of period	$230,228	$279,799

Supplemental disclosure of cash flow information:
Interest paid	$391,691	$269,520
Income taxes (refunded) paid, net	$(264)	$21,031

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$3,211	$9,411
Transfers from loans to loans held for sale	$439,525	$54,322
Transfers from loans held for sale to loans	$19,716	$—
Dividends declared, not paid	$20,524	$22,394
Unsettled sales and purchases of investment securities, net	$88,331	$146,503

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2019	95,315,633	$953	$1,080,966	$1,803,360	$(17,369)	$2,867,910
Comprehensive income	—	—	—	76,219	(11,308)	64,911
Dividends ($0.21 per common share)	—	—	—	(20,524)	—	(20,524)
Equity based compensation	8,219	—	4,564	—	—	4,564
Forfeiture of unvested shares	(38,596)	—	(145)	—	—	(145)
Exercise of stock options	22,133	1	493	—	—	494
Repurchase of common stock	(236,990)	(3)	(7,932)	—	—	(7,935)
Balance at September 30, 2019	95,070,399	$951	$1,077,946	$1,859,055	$(28,677)	$2,909,275

Balance at June 30, 2018	106,241,116	$1,062	$1,455,554	$1,592,157	$50,660	$3,099,433
Comprehensive income	—	—	—	97,328	(8,765)	88,563
Dividends ($0.21 per common share)	—	—	—	(22,393)	—	(22,393)
Equity based compensation	11,857	—	5,067	—	—	5,067
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(27,999)	—	(181)	—	—	(181)
Repurchase of common stock	(2,431,649)	(25)	(95,576)	—	—	(95,601)
Balance at September 30, 2018	103,793,325	$1,037	$1,364,864	$1,667,092	$41,895	$3,074,888

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833
Comprehensive income	—	—	—	223,642	(33,550)	190,092
Dividends ($0.63 per common share)	—	—	—	(62,409)	—	(62,409)
Equity based compensation	590,572	6	13,614	—	—	13,620
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(325,523)	(3)	(6,396)	—	—	(6,399)
Exercise of stock options	26,043	1	537	—	—	538
Repurchase of common stock	(4,362,067)	(44)	(149,956)	—	—	(150,000)
Balance at September 30, 2019	95,070,399	$951	$1,077,946	$1,859,055	$(28,677)	$2,909,275

Balance at December 31, 2017	106,848,185	$1,068	$1,498,227	$1,471,781	$54,986	$3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	272,463	(21,993)	250,470
Dividends ($0.63 per common share)	—	—	—	(68,250)	—	(68,250)
Equity based compensation	666,277	6	15,403	—	—	15,409
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(235,719)	(2)	(6,528)	—	—	(6,530)
Exercise of stock options	291,689	3	7,724	—	—	7,727
Repurchase of common stock	(3,777,107)	(38)	(149,962)	—	—	(150,000)
Balance at September 30, 2018	103,793,325	$1,037	$1,364,864	$1,667,092	$41,895	$3,074,888

The accompanying notes are an integral part of these consolidated financial statements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 77 banking centers located in 14 Florida counties and 5 banking centers located in the New York metropolitan area at September 30, 2019. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2019
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
September 30, 2019

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
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
c	2019	2018	2019	2018
Basic earnings per common share:
Numerator:
Net income	$76,219	$97,328	$223,642	$272,463
Distributed and undistributed earnings allocated to participating securities	(3,174)	(3,771)	(9,247)	(10,444)
Income allocated to common stockholders for basic earnings per common share	$73,045	$93,557	$214,395	$262,019
Denominator:
Weighted average common shares outstanding	95,075,395	105,063,770	97,113,878	105,914,807
Less average unvested stock awards	(1,098,509)	(1,178,982)	(1,147,988)	(1,170,209)
Weighted average shares for basic earnings per common share	93,976,886	103,884,788	95,965,890	104,744,598
Basic earnings per common share	$0.78	$0.90	$2.23	$2.50
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$73,045	$93,557	$214,395	$262,019
Adjustment for earnings reallocated from participating securities	7	13	20	37
Income used in calculating diluted earnings per common share	$73,052	$93,570	$214,415	$262,056
Denominator:
Weighted average shares for basic earnings per common share	93,976,886	103,884,788	95,965,890	104,744,598
Dilutive effect of stock options and certain share-based awards	285,934	499,431	303,524	512,801
Weighted average shares for diluted earnings per common share	94,262,820	104,384,219	96,269,414	105,257,399
Diluted earnings per common share	$0.77	$0.90	$2.23	$2.49

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at September 30, 2019 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at September 30, 2019 and 2018 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested shares and share units	1,078,278	1,639,183	1,078,278	1,639,183
Stock options and warrants	—	1,850,279	—	1,850,279

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$70,219	$447	$—	$70,666
U.S. Government agency and sponsored enterprise residential MBS	1,961,011	13,171	(5,041)	1,969,141
U.S. Government agency and sponsored enterprise commercial MBS	336,608	5,075	(1,093)	340,590
Private label residential MBS and CMOs	1,295,234	20,505	(554)	1,315,185
Private label commercial MBS	1,622,198	10,212	(312)	1,632,098
Single family rental real estate-backed securities	491,728	5,319	(349)	496,698
Collateralized loan obligations	1,204,888	386	(7,041)	1,198,233
Non-mortgage asset-backed securities	202,098	2,595	(127)	204,566
State and municipal obligations	264,108	16,678	(1)	280,785
SBA securities	384,677	5,452	(1,889)	388,240
Other debt securities	1,338	3,133	—	4,471
	7,834,107	$82,973	$(16,407)	7,900,673
Investment securities held to maturity	10,000			10,000
	$7,844,107			7,910,673
Marketable equity securities				59,983
				$7,970,656

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

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
Investment securities held to maturity at September 30, 2019 and December 31, 2018 consisted of one State of Israel bond maturing in 2024.
At September 30, 2019, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$677,040	$683,994
Due after one year through five years	4,298,108	4,318,504
Due after five years through ten years	2,438,854	2,468,533
Due after ten years	420,105	429,642
	$7,834,107	$7,900,673
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.1 billion at both September 30, 2019 and December 31, 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sale of investment securities available for sale	$670,871	$102,238	$2,297,121	$938,555

Gross realized gains:
Investment securities available for sale	$6,094	$521	$15,051	$6,561
Gross realized losses:
Investment securities available for sale	(2,669)	—	(3,394)	(2,514)
Net realized gain	3,425	521	11,657	4,047

Net unrealized gains (losses) on marketable equity securities recognized in earnings	410	(89)	2,079	(1,109)

Gain on investment securities, net	$3,835	$432	$13,736	$2,938

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands):

	September 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$542,289	$(3,427)	$162,189	$(1,614)	$704,478	$(5,041)
U.S. Government agency and sponsored enterprise commercial MBS	98,316	(1,057)	6,477	(36)	104,793	(1,093)
Private label residential MBS and CMOs	119,494	(205)	47,447	(349)	166,941	(554)
Private label commercial MBS	202,545	(306)	2,835	(6)	205,380	(312)
Single family rental real estate-backed securities	188,568	(338)	8,123	(11)	196,691	(349)
Collateralized loan obligations	492,347	(2,205)	306,144	(4,836)	798,491	(7,041)
Non-mortgage asset-backed securities	89,413	(127)	—	—	89,413	(127)
State and municipal obligations	1,574	(1)	—	—	1,574	(1)
SBA securities	57,064	(740)	93,424	(1,149)	150,488	(1,889)
	$1,791,610	$(8,406)	$626,639	$(8,001)	$2,418,249	$(16,407)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

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
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the nine months ended September 30, 2019 or 2018. The Company does not intend to sell securities that are in significant unrealized loss positions at September 30, 2019 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At September 30, 2019, 115 securities available for sale were in unrealized loss positions. The amount of impairment related to 41 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $346 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below.
U.S. Government agency and sponsored enterprise residential and commercial MBS
At September 30, 2019, twenty-seven U.S. Government agency and sponsored enterprise residential MBS and four U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. Impairment of these floating rate securities was primarily attributable to widening spreads. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairments were considered to be temporary.
Private label residential MBS and CMOs
At September 30, 2019, six private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of widening spreads. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of September 30, 2019. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Private label commercial MBS
At September 30, 2019, five private label commercial MBS were in unrealized loss positions, primarily as a result of widening spreads. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

expected credit losses. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Single family rental real estate-backed securities
At September 30, 2019, five single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening spreads. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the absence of projected credit losses the impairments were considered to be temporary.
Collateralized loan obligations:
At September 30, 2019, seventeen collateralized loan obligations were in unrealized loss positions, primarily due to widening spreads for this asset class. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At September 30, 2019, two non-mortgage asset-backed securities were in unrealized loss positions, due primarily to widening spreads. These securities were assessed for OTTI using a credit and prepayment behavioral model incorporating assumptions consistent with the collateral characteristics of the security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairment was considered to be temporary.
SBA Securities
At September 30, 2019, eight SBA securities were in unrealized loss positions. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the SBA. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Note 4    Loans and Allowance for Loan and Lease Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	September 30, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$5,024,628	22.0%	$4,664,920	21.2%
Government insured residential	536,682	2.3%	266,729	1.2%
Other consumer loans	9,794	0.1%	17,340	0.1%
	5,571,104	24.4%	4,948,989	22.5%
Commercial:
Multi-family	2,221,525	9.7%	2,585,421	11.8%
Non-owner occupied commercial real estate	4,789,673	21.0%	4,611,573	21.0%
Construction and land	173,345	0.8%	210,516	1.0%
Owner occupied commercial real estate	1,936,516	8.5%	2,007,603	9.1%
Commercial and industrial	4,477,062	19.6%	4,312,213	19.6%
National commercial lending platforms:
Pinnacle	1,236,121	5.3%	1,462,655	6.6%
Bridge - franchise finance	605,896	2.6%	517,305	2.4%
Bridge - equipment finance	682,149	3.0%	636,838	2.9%
Small business finance	256,490	1.1%	252,221	1.1%
Mortgage warehouse lending	905,619	4.0%	431,674	2.0%
	17,284,396	75.6%	17,028,019	77.4%
Total loans	22,855,500	100.0%	21,977,008	100.0%
Allowance for loan and lease losses	(108,462)		(109,931)
Loans, net	$22,747,038		$21,867,077

Premiums, discounts and deferred fees and costs totaled $52 million and $44 million at September 30, 2019 and December 31, 2018, respectively.
During the three and nine months ended September 30, 2019 and 2018, the Company purchased 1-4 single family residential loans totaling $743 million, $1.6 billion, $310 million and $914 million, respectively. Purchases for the three and nine months ended September 30, 2019 and 2018 included $288 million, $572 million, $90 million and $201 million, respectively, of government insured residential loans.
At September 30, 2019, the Company had pledged loans with a carrying value of approximately $10.4 billion as security for FHLB advances and Federal Reserve discount window borrowings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

The following presents the Company's recorded investment in ACI loans, included in the table above, as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Residential	$160,632	$190,223
Commercial	17,361	17,925
	$177,993	$208,148

At September 30, 2019 and December 31, 2018, the UPB of ACI loans was $343 million and $408 million, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows (in thousands):

Balance at December 31, 2017	$455,059
Reclassifications from non-accretable difference, net	128,499
Accretion	(369,915)
Other changes, net (1)	78,204
Balance at December 31, 2018	291,847
Reclassifications to non-accretable difference, net	(702)
Accretion	(49,065)
Other changes, net (1)	(12,034)
Balance at September 30, 2019	$230,046

(1)	Represents changes in cash flows expected to be collected due to the impact of changes in prepayment assumptions or changes in benchmark interest rates.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Allowance for loan and lease losses
Activity in the ALLL is summarized as follows for the periods indicated (thousands):

	Three Months Ended September 30,
	2019			2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,236	$100,905	$112,141	$10,338	$124,633	$134,971
Provision	158	1,681	1,839	240	960	1,200
Charge-offs	—	(6,141)	(6,141)	(740)	(12,340)	(13,080)
Recoveries	5	618	623	465	1,184	1,649
Ending balance	$11,399	$97,063	$108,462	$10,303	$114,437	$124,740

	Nine Months Ended September 30,
	2019			2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,788	$99,143	$109,931	$10,720	$134,075	$144,795
Provision	439	8,934	9,373	334	13,008	13,342
Charge-offs	—	(13,985)	(13,985)	(1,244)	(34,736)	(35,980)
Recoveries	172	2,971	3,143	493	2,090	2,583
Ending balance	$11,399	$97,063	$108,462	$10,303	$114,437	$124,740

The following table presents information about the balance of the ALLL and related loans at the dates indicated (in thousands):

	September 30, 2019			December 31, 2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$11,399	$97,063	$108,462	$10,788	$99,143	$109,931
Ending balance: loans individually evaluated for impairment	$12	$9,930	$9,942	$134	$12,143	$12,277
Ending balance: loans collectively evaluated for impairment	$11,387	$87,133	$98,520	$10,654	$87,000	$97,654
Ending balance: ACI loans	$—	$—	$—	$—	$—	$—
Loans:			0
Ending balance	$5,571,104	$17,284,396	$22,855,500	$4,948,989	$17,028,019	$21,977,008
Ending balance: loans individually evaluated for impairment	$34,527	$124,248	$158,775	$7,690	$108,841	$116,531
Ending balance: loans collectively evaluated for impairment	$5,375,945	$17,142,787	$22,518,732	$4,751,076	$16,901,253	$21,652,329
Ending balance: ACI loans	$160,632	$17,361	$177,993	$190,223	$17,925	$208,148

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
September 30, 2019

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
The table below presents information about loans identified as impaired at the dates indicated (in thousands):

	September 30, 2019			December 31, 2018
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
With no specific allowance recorded:
1-4 single family residential	$127	$127	$—	$2,204	$2,170	$—
Government insured residential	29,853	29,772	—	3,520	3,436	—
Multi-family	17,906	17,935	—	25,560	25,592	—
Non-owner occupied commercial real estate	11,790	11,779	—	1,317	1,323	—
Construction and land	3,839	3,841	—	8,827	8,830	—
Owner occupied commercial real estate	3,358	3,365	—	398	399	—
Commercial and industrial	3,500	3,504	—	11,968	11,973	—
Bridge - franchise finance	3,902	3,907	—	3,152	3,149	—
Small business finance (1)	34,512	34,700	—	22,227	22,152	—
With a specific allowance recorded:
1-4 single family residential	4,547	4,476	—	1,966	1,941	134
Non-owner occupied commercial real estate	—	—	—	1,666	1,667	731
Owner occupied commercial real estate	—	—	—	3,316	3,322	844
Commercial and industrial	23,143	23,119	5,948	10,939	10,946	3,831
Bridge - franchise finance	13,174	13,211	1,275	2,047	2,046	1,427
Bridge - equipment finance	9,124	9,047	2,707	17,424	17,339	5,310
Total:
Residential and other consumer	$34,527	$34,375	$12	$7,690	$7,547	$134
Commercial	124,248	124,408	9,930	108,841	108,738	12,143
	$158,775	$158,783	$9,942	$116,531	$116,285	$12,277

(1)	Includes the guaranteed portion of impaired SBA loans totaling $31.2 million and $13.1 million at September 30, 2019 and December 31, 2018, respectively.
Interest income recognized on impaired loans was immaterial for the three and nine months ended September 30, 2019 and 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

The following table presents the average recorded investment in impaired loans for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Residential and other consumer:
1-4 single family residential	$4,685	$6,097	$4,639	$5,415
Government insured residential	19,865	1,554	10,885	977
	24,550	7,651	15,524	6,392

Commercial:
Multi-family	21,370	26,041	23,955	25,674
Non-owner occupied commercial real estate	11,938	2,849	10,628	2,144
Construction and land	6,188	6,631	7,854	4,225
Owner occupied commercial real estate	3,406	3,838	3,526	8,720
Commercial and industrial (1)	27,297	104,939	27,879	107,862
National commercial lending platforms
Bridge - franchise finance	10,879	2,672	6,559	1,095
Bridge - equipment finance	9,732	9,890	13,632	4,303
Small business finance	32,875	23,952	26,669	22,196
	123,685	180,812	120,702	176,219
	$148,235	$188,463	$136,226	$182,611

(1)	Includes average recorded investment in taxi medallion loans totaling $84 million and $93 million during the three and nine months ended September 30, 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

The following table presents the recorded investment in loans on non-accrual status as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Residential and other consumer:
1-4 single family residential	$15,363	$6,316
Other consumer loans	325	288
	15,688	6,604
Commercial:
Multi-family	17,906	25,560
Non-owner occupied commercial real estate	11,902	3,102
Construction and land	3,839	8,827
Owner occupied commercial real estate	6,043	5,221
Commercial and industrial	22,092	23,088
National commercial lending platforms
Bridge - franchise finance	5,275	5,308
Bridge - equipment finance	9,133	17,425
Small business finance (1)	45,767	34,108
	121,957	122,639
	$137,645	$129,243

(1)	Includes the guaranteed portion of non-accrual SBA loans totaling $33.1 million and $17.8 million at September 30, 2019 and December 31, 2018, respectively.
The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2019, respectively, and $2.1 million and $5.0 million for the three and nine months ended September 30, 2018, respectively.
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
September 30, 2019

The following tables summarize key indicators of credit quality for the Company's loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):
1-4 Single Family Residential credit exposure for loans, excluding FSB loans, based on original LTV and FICO score:

	September 30, 2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	$114,847	$134,444	$187,415	$806,492	$1,243,198
60% - 70%	138,248	120,618	194,154	662,916	1,115,936
70% - 80%	194,742	238,208	424,120	1,410,608	2,267,678
More than 80%	19,750	32,265	33,748	141,652	227,415
	$467,587	$525,535	$839,437	$3,021,668	$4,854,227

	December 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	$105,812	$123,877	$197,492	$813,944	$1,241,125
60% - 70%	120,982	109,207	170,531	597,659	998,379
70% - 80%	156,519	203,121	374,311	1,264,491	1,998,442
More than 80%	17,352	35,036	36,723	136,487	225,598
	$400,665	$471,241	$779,057	$2,812,581	$4,463,544
Commercial credit exposure, based on internal risk rating:

	September 30, 2019
						National Commercial Lending Platforms
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Small Business Finance	Mortgage Warehouse Lending	Total
Pass	$2,181,847	$4,718,776	$169,507	$1,904,344	$4,341,662	$1,236,121	$535,646	$660,341	$192,511	$905,619	$16,846,374
Special mention	—	5,253	—	11,359	47,678	—	13,189	—	9,363	—	86,842
Substandard	39,678	65,644	3,838	20,813	87,631	—	57,061	19,101	54,616	—	348,382
Doubtful	—	—	—	—	91	—	—	2,707	—	—	2,798
	$2,221,525	$4,789,673	$173,345	$1,936,516	$4,477,062	$1,236,121	$605,896	$682,149	$256,490	$905,619	$17,284,396

	December 31, 2018
						National Commercial Lending Platforms
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Small Business Finance	Mortgage Warehouse Lending	Total
Pass	$2,547,835	$4,550,422	$201,689	$1,993,067	$4,248,038	$1,462,655	$492,853	$612,968	$197,819	$421,188	$16,728,534
Special mention	2,932	14,301	—	3,789	25,883	—	9,232	925	13,522	10,486	81,070
Substandard	34,654	46,850	8,827	10,747	36,546	—	15,220	16,302	40,880	—	210,026
Doubtful	—	—	—	—	1,746	—	—	6,643	—	—	8,389
	$2,585,421	$4,611,573	$210,516	$2,007,603	$4,312,213	$1,462,655	$517,305	$636,838	$252,221	$431,674	$17,028,019

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Aging of loans:
The following table presents an aging of loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	September 30, 2019					December 31, 2018
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,981,761	$26,419	$5,767	$10,681	$5,024,628	$4,640,771	$15,070	$2,126	$6,953	$4,664,920
Government insured residential	68,703	27,055	20,449	420,475	536,682	31,348	8,342	8,871	218,168	266,729
Home equity loans and lines of credit	1,304	29	48	—	1,381	1,393	—	—	—	1,393
Other consumer loans	7,750	386	—	277	8,413	15,947	—	—	—	15,947
Multi-family	2,221,525	—	—	—	2,221,525	2,585,421	—	—	—	2,585,421
Non-owner occupied commercial real estate	4,789,562	—	—	111	4,789,673	4,611,454	—	119	—	4,611,573
Construction and land	173,345	—	—	—	173,345	209,825	691	—	—	210,516
Owner occupied commercial real estate	1,935,843	312	—	361	1,936,516	2,004,781	2,326	276	220	2,007,603
Commercial and industrial	4,473,727	1,318	1,059	958	4,477,062	4,297,911	6,373	175	7,754	4,312,213
National commercial lending platforms
Pinnacle	1,236,121	—	—	—	1,236,121	1,462,655	—	—	—	1,462,655
Bridge - franchise finance	597,946	—	5,601	2,349	605,896	516,077	—	—	1,228	517,305
Bridge - equipment finance	682,149	—	—	—	682,149	636,235	603	—	—	636,838
Small business finance (1)	220,407	642	2,162	33,279	256,490	230,708	4,705	2,817	13,991	252,221
Mortgage warehouse lending	905,619	—	—	—	905,619	431,674	—	—	—	431,674
	$22,295,762	$56,161	$35,086	$468,491	$22,855,500	$21,676,200	$38,110	$14,384	$248,314	$21,977,008

(1)	Includes the guaranteed portion of SBA loans past due by 90 days or more totaling $29.3 million and $8.8 million at September 30, 2019 and December 31, 2018, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $421 million, of which $420 million are government insured loans at September 30, 2019 and $219 million, of which $218 million are government insured loans at December 31, 2018.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $247 million, of which $240 million was government insured, at September 30, 2019 and $85 million, all of which was government insured, at December 31, 2018. The carrying amount of foreclosed residential real estate included in "Other assets" in the accompanying consolidated balance sheet was zero and $6 million at September 30, 2019 and December 31, 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Troubled debt restructurings
The following tables summarize loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding September 30, 2019 and 2018 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2019				2018
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential	—	$—	—	$—	—	$—	2	$139
Government insured residential	133	21,421	56	8,461	11	956	2	172
Non-owner occupied commercial real estate	—	—	—	—	2	3,037	—	—
Commercial and industrial	1	4,421	1	395	3	4,170	1	215
National commercial lending platforms
Bridge - franchise finance	1	12,850	—	—	—	—	—	—
Small business finance	2	963	4	2,911	—	—	—	—
	137	$39,655	61	$11,767	16	$8,163	5	$526

	Nine Months Ended September 30,
	2019				2018
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential	2	$560	—	$—	10	$3,686	2	$139
Government insured residential	171	26,992	58	8,687	14	1,300	3	272
Non-owner occupied commercial real estate	1	11,791	—	—	2	3,037	—	—
Commercial and industrial	6	21,144	1	395	9	5,371	1	215
National commercial lending platforms
Bridge - franchise finance	4	15,715	—	—	—	—	—	—
Small business finance	2	962	6	5,872	1	164	—	—
	186	$77,164	65	$14,954	36	$13,558	6	$626
Modifications during the three and nine months ended September 30, 2019 and 2018 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under either operating or finance leases with remaining terms ranging from one to 15 years, some of which include extension options.
The following table presents ROU assets and lease liabilities as of September 30, 2019 (in thousands):

September 30, 2019
ROU assets:
Operating leases	$92,797
Finance leases	6,509
$99,306
Lease liabilities:
Operating leases	$102,609
Finance leases	8,920
$111,529

ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying Consolidated Balance Sheet. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.
The weighted average remaining lease term and weighted average discount rate at September 30, 2019 were:

Weighted average remaining lease term:
Operating lease	7.71 years
Finance lease	6.07 years
Weighted average discount rate:
Operating lease	3.3%
Finance lease	11.7%

The components of lease expense for the period indicated were (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost:
Fixed costs	$5,095	$15,175
Impairment of ROU assets	631	1,278
Total operating lease cost	$5,726	$16,453

Finance lease cost:
Amortization of ROU assets	$434	$1,143
Interest on lease liabilities	256	761
Total finance lease cost	$690	$1,904

Variable lease cost	$1,036	$3,016

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Short-term lease cost and sublease income were immaterial for the three and nine months ended September 30, 2019.
Additional information related to operating and finance leases for the periods indicated follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$256	$761
Operating cash flows from operating leases	5,225	15,584
Financing cash flows from finance leases	579	2,040
	$6,060	$18,385

Lease liabilities recognized from obtaining ROU assets:
Operating lease liabilities recognized upon adoption of ASC 842	$—	$104,064
Operating leases	10,114	11,711
Finance leases	317	1,838
	$10,431	$117,613

Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of September 30, 2019 follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$5,190	$469	$5,659
2020	19,375	2,564	21,939
2021	17,747	2,622	20,369
2022	14,548	2,053	16,601
2023	12,479	2,124	14,603
Thereafter	47,266	2,825	50,091
Total future minimum lease payments	116,605	12,657	129,262
Less: interest component	(13,996)	(3,737)	(17,733)
Lease liabilities	$102,609	$8,920	$111,529

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

At December 31, 2018, future minimum rentals under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):

Years ending December 31:
2019	$21,207
2020	17,629
2021	15,858
2022	12,114
2023	10,311
Thereafter	42,984
$120,103

Leases under which the Company is the lessor
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment financing using a variety of loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities. Bridge provides primarily transportation equipment financing.
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the Consolidated Balance Sheets, at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Total minimum lease payments to be received	$799,832	$808,921
Estimated unguaranteed residual value of leased assets	8,471	7,355
Gross investment in direct or sales type financing leases	808,303	816,276
Unearned income	(82,761)	(81,864)
Initial direct costs	4,484	4,833
	$730,026	$739,245

At September 30, 2019, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$35,849
2020	200,817
2021	141,337
2022	93,893
2023	72,586
Thereafter	255,350
$799,832

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

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
At September 30, 2019, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$15,837
2020	58,339
2021	49,122
2022	42,335
2023	35,027
Thereafter	107,970
$308,630

The following table summarizes lease income recognized for operating leases and direct or sales type finance leases for the periods indicated (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Location of Lease Income on Consolidated Statements of Income
Operating leases	$18,583	$52,774	Non-interest income from lease financing
Direct or sales type finance leases	5,683	16,481	Interest income on loans
Total lease income	$24,266	$69,255
Note 6    Income Taxes
The Company’s effective income tax rate was 24.1% and 25.3% for the three and nine months ended September 30, 2019, respectively, and 18.0% and 21.4% for the three and nine months ended September 30, 2018, respectively. The effective income tax rate differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
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
The Company also enters into interest rate swaps to hedge changes in the fair value of outstanding fixed rate borrowings caused by fluctuations in interest rates; these instruments are designated as fair value hedges. Changes in the fair value of interest rate swaps designated as fair value hedging instruments as well as changes in the fair value of the hedged items caused by fluctuations in interest rates are recognized in earnings.
The Company also enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

immediately in earnings. The impact on earnings related to changes in fair value of these derivatives was $1.3 million and $4.3 million, respectively, for the three and nine months ended September 30, 2019 and $0.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2018.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its commercial borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at September 30, 2019 and December 31, 2018.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	September 30, 2019
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.37%	3-Month Libor	3.4	$3,131,000	Other liabilities	$—	$(2,427)
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month Libor	1.55%	1.8	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.99%	Indexed to 1-month Libor	6.0	1,182,804	Other assets / Other liabilities	291	(21,229)
Pay-variable interest rate swaps		Indexed to 1-month Libor	3.99%	6.0	1,182,804	Other assets / Other liabilities	56,287	(305)
Interest rate caps purchased, indexed to 1-month Libor			3.52%	0.7	88,221	Other assets	2	—
Interest rate caps sold, indexed to 1-month Libor		3.52%		0.7	88,221	Other liabilities	—	(2)
					$5,923,050		$56,580	$(23,963)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

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

The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Gain Reclassified from AOCI into Income
	2019	2018	2019	2018
Interest rate contracts	$509	$1,050	$4,920	$839	Interest expense on borrowings

During the three and nine months ended September 30, 2019 and 2018, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of September 30, 2019, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $17.7 million.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Loss in Consolidated Statements of Income
	2019	2018	2019	2018
Fair value adjustment on derivatives	$(382)	$—	$(382)	$—	Interest expense on borrowings
Fair value adjustment on hedged items	362	—	362	—	Interest expense on borrowings
Loss recognized on fair value hedges (ineffective portion)	$(20)	$—	$(20)	$—
The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018	Location in Consolidated Balance Sheets
Carrying value of hedged item	$250,000	$—	Federal Home Loan Bank advances
Cumulative fair value hedging adjustments	$(362)	$—	Federal Home Loan Bank advances

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (in thousands):

	September 30, 2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$299	$—	$299	$(299)	$—	$—
Derivative liabilities	(23,656)	—	(23,656)	299	23,441	84
	$(23,357)	$—	$(23,357)	$—	$23,441	$84

	December 31, 2018
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$18,297	$—	$18,297	$(5,264)	$(13,129)	$(96)
Derivative liabilities	(6,991)	—	(6,991)	5,264	436	(1,291)
	$11,306	$—	$11,306	$—	$(12,693)	$(1,387)
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate contracts entered into with borrowers not subject to master netting agreements.
At September 30, 2019, the Company had pledged net financial collateral of $25.0 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$11,372	$(3,014)	$8,358	$(24,690)	$6,543	$(18,147)
Amounts reclassified to gain on investment securities available for sale, net	(3,426)	908	(2,518)	(520)	138	(382)
Net change in unrealized gains on investment securities available for sale	7,946	(2,106)	5,840	(25,210)	6,681	(18,529)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(22,822)	6,048	(16,774)	14,335	(3,799)	10,536
Amounts reclassified to interest expense on borrowings	(509)	135	(374)	(1,050)	278	(772)
Net change in unrealized losses on derivative instruments	(23,331)	6,183	(17,148)	13,285	(3,521)	9,764
Other comprehensive loss	$(15,385)	$4,077	$(11,308)	$(11,925)	$3,160	$(8,765)

	Nine Months Ended September 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$72,519	$(19,218)	$53,301	$(79,697)	$21,120	$(58,577)
Amounts reclassified to gain on investment securities available for sale, net	(11,657)	3,089	(8,568)	(4,047)	1,073	(2,974)
Net change in unrealized gains on investment securities available for sale	60,862	(16,129)	44,733	(83,744)	22,193	(61,551)
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(101,588)	26,921	(74,667)	54,660	(14,485)	40,175
Amounts reclassified to interest expense on borrowings	(4,920)	1,304	(3,616)	(839)	222	(617)
Net change in unrealized losses on derivative instruments	(106,508)	28,225	(78,283)	53,821	(14,263)	39,558
Other comprehensive loss	$(45,646)	$12,096	$(33,550)	$(29,923)	$7,930	$(21,993)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2018	$4,194	$679	$4,873
Other comprehensive loss	44,733	(78,283)	(33,550)
Balance at September 30, 2019	$48,927	$(77,604)	$(28,677)

Balance at December 31, 2017	$56,534	$(1,548)	$54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(61,551)	39,558	(21,993)
Balance at September 30, 2018	$4,170	$37,725	$41,895

Other
In January 2019, the Company's Board of Directors authorized a now completed share repurchase program under which the Company repurchased approximately 4.4 million shares of its common stock during the nine months ended September 30, 2019 for an aggregate purchase price of $150 million, at a weighted average price of $34.39 per share.
In September 2019, the Company's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to an additional $150 million in shares of its outstanding common stock. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company's capital position and amount of retained earnings, regulatory requirements and other considerations. No time limit was set for completion of the share repurchase program and the program may be suspended or discontinued at any time.
Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2018	1,186,238	$38.86
Granted	590,572	36.50
Vested	(548,762)	37.57
Canceled or forfeited	(149,770)	38.99
Unvested share awards outstanding, September 30, 2019	1,078,278	$38.21

Unvested share awards outstanding, December 31, 2017	1,108,477	$36.06
Granted	652,685	40.33
Vested	(529,469)	34.64
Canceled or forfeited	(72,465)	38.77
Unvested share awards outstanding, September 30, 2018	1,159,228	$38.94

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

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

	Nine Months Ended September 30,
	2019	2018
Range of the closing price on date of grant	$31.07 - $36.65	$39.04 - $42.80
Aggregate grant date fair value of shares vesting	$20,616	$18,341

The total unrecognized compensation cost of $27.4 million for all unvested share awards outstanding at September 30, 2019 will be recognized over a weighted average remaining period of 2.30 years.
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
A summary of activity related to executive share-based awards for the periods indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2018	90,612	99,874
Granted	73,062	73,062
Unvested executive share-based awards outstanding, September 30, 2019	163,674	172,936

Unvested executive share-based awards outstanding, December 31, 2017	91,168	105,721
Granted	52,026	52,026
Unvested executive share-based awards outstanding, September 30, 2018	143,194	157,747

The total liability for these executive share-based awards was $5.0 million at September 30, 2019. The total unrecognized compensation cost of $6.3 million for unvested executive share-based awards at September 30, 2019 will be recognized over a weighted average remaining period of 2.18 years.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019, included in the summary of activity related to unvested share awards above, vest over three years and awards related to the 2019 performance period will vest in equal installments over a period of four years from the date of grant. The total liability for incentive share awards for the 2019 performance period was $0.6 million at September 30, 2019. The related total unrecognized compensation cost of $3.4 million for these incentive share awards at September 30, 2019 will be recognized over a weighted average remaining period of 4.26 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 590,572 unvested share awards granted during the nine months ended September 30, 2019, as discussed above, included 60,290 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2018.
Option Awards
A summary of activity related to stock option awards for the nine months ended September 30, 2019 and 2018 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2018	964,840	$26.53
Exercised	(26,043)	20.63
Canceled or forfeited	(1,960)	63.74
Option awards outstanding and exercisable, September 30, 2019	936,837	$26.62

Option awards outstanding, December 31, 2017	1,270,688	$26.93
Exercised	(291,689)	26.49
Option awards outstanding, September 30, 2018	978,999	$27.07

The intrinsic value of options exercised was $0.4 million and $4.6 million, respectively, during the nine months ended September 30, 2019 and 2018. The related tax benefit of options exercised was not significant for the nine months ended September 30, 2019 and was $1.1 million for the nine months ended September 30, 2018.
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
September 30, 2019

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Treasury securities	$70,666	$—	$—	$70,666
U.S. Government agency and sponsored enterprise residential MBS	—	1,969,141	—	1,969,141
U.S. Government agency and sponsored enterprise commercial MBS	—	340,590	—	340,590
Private label residential MBS and CMOs	—	1,294,873	20,312	1,315,185
Private label commercial MBS	—	1,632,098	—	1,632,098
Single family rental real estate-backed securities	—	496,698	—	496,698
Collateralized loan obligations	—	1,198,233	—	1,198,233
Non-mortgage asset-backed securities	—	204,566	—	204,566
State and municipal obligations	—	280,785	—	280,785
SBA securities	—	388,240	—	388,240
Other debt securities	—	—	4,471	4,471
Marketable equity securities	59,983	—	—	59,983
Servicing rights	—	—	8,631	8,631
Derivative assets	—	56,580	—	56,580
Total assets at fair value	$130,649	$7,861,804	$33,414	$8,025,867
Derivative liabilities	$—	$(23,963)	$—	$(23,963)
Total liabilities at fair value	$—	$(23,963)	$—	$(23,963)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

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
September 30, 2019

The following table reconciles changes in the fair value of assets and liabilities measured at fair value on a recurring basis and classified in level 3 of the fair value hierarchy during the periods indicated (in thousands):

	Three Months Ended September 30,
	2019			2018
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$25,526	$4,781	$9,435	$40,564	$5,581	$35,915
Gains (losses) for the period included in:
Net income	1,667	—	(1,341)	—	—	(2,390)
Other comprehensive income	(3,505)	(253)	—	(1,043)	75	—
Discount accretion	1,827	221	—	701	19	—
Purchases or additions	—	—	537	—	—	4,088
Sales	(3,668)	—	—	—	—	—
Settlements	(1,535)	(278)		(2,820)	(11)	—
Balance at end of period	$20,312	$4,471	$8,631	$37,402	$5,664	$37,613
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(52)	$(253)		$(1,043)	$75

	Nine Months Ended September 30,
	2019			2018
	Private Label Residential MBS	Other Debt Securities	Servicing Rights	Private Label Residential MBS	Other Debt Securities	Servicing Rights
Balance at beginning of period	$34,684	$4,846	$9,525	$52,214	$5,329	$30,737
Gains (losses) for the period included in:
Net income	3,297	—	(2,489)	1,319	—	(4,011)
Other comprehensive income	(7,569)	(320)	—	(4,504)	362	—
Discount accretion	4,871	291	—	2,286	232	—
Purchases or additions	—	—	1,595	—	—	10,887
Sales	(9,199)	—	—	(5,120)	—	—
Settlements	(5,772)	(346)	—	(8,793)	(259)	—
Balance at end of period	$20,312	$4,471	$8,631	$37,402	$5,664	$37,613
Change in unrealized gains or losses included in OCI for assets held at the end of the reporting period	$(620)	$(319)		$(3,035)	$362
Gains on private label residential MBS recognized in net income during the three and nine months ended September 30, 2019 and 2018 are included in the consolidated statement of income line item "Gain on investment securities, net." Changes in the fair value of servicing rights are included in the consolidated statement of income line item “Other non-interest income.” Changes in fair value include changes due to valuation assumptions, primarily discount rates and prepayment speeds, as well as other changes such as runoff and the passage of time. The amount of net unrealized gains (losses) included in earnings for the nine months ended September 30, 2019 and 2018 that were related to servicing rights held at September 30, 2019 and 2018 was approximately $(0.7) million and $0.4 million, respectively, and were primarily due to changes in discount rates and prepayment speeds.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Securities for which fair value measurements are categorized in level 3 of the fair value hierarchy at September 30, 2019 consisted of pooled trust preferred securities with a fair value of $4 million and private label residential MBS and CMOs with a fair value of $20 million. The trust preferred securities are not material to the Company’s financial statements. Private label residential MBS consisted of senior and mezzanine tranches collateralized by prime fixed rate and hybrid 1-4 single family residential mortgages originated before 2005. Substantially all of these securities have variable rate coupons. Weighted average subordination levels at September 30, 2019 were 20.0% and 12.8% for investment grade and non-investment grade securities, respectively.
The following table provides information about the valuation techniques and unobservable inputs used in the valuation of private label residential MBS and CMOs falling within level 3 of the fair value hierarchy as of September 30, 2019 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2019
Investment grade	$12,244	Discounted cash flow	Voluntary prepayment rate	4.00% - 35.18% (15.37%)
			Probability of default	0.10% - 10.00% (2.01%)
			Loss severity	15.00% - 100.00% (41.93%)
			Discount rate	2.07% - 5.84% (3.08%)

Non-investment grade	$8,068	Discounted cash flow	Voluntary prepayment rate	8.03% - 25.94% (16.24%)
			Probability of default	0.20% - 6.00% (2.15%)
			Loss severity	15.00% - 100.00% (25.38%)
			Discount rate	2.25% - 13.45% (5.10%)
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
The following table provides information about the valuation techniques and significant unobservable inputs used in the valuation of servicing rights as of September 30, 2019 (dollars in thousands):

	Fair Value at	Valuation Technique	Unobservable Input	Range (Weighted Average)
	September 30, 2019
Commercial servicing rights	$8,631	Discounted cash flow	Prepayment rate	3.16% - 22.13% (14.80%)
			Discount rate	5.24% - 25.99% (13.09%)
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
September 30, 2019

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
The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	September 30, 2019				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
OREO and repossessed assets	$—	$—	$1,638	$1,638	$(2,376)	$(2,372)
Impaired loans	$—	$—	$21,104	$21,104	$(2,351)	$(2,265)

	September 30, 2018				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
OREO and repossessed assets	$—	$1,300	$651	$1,951	$(646)	$(2,447)
Impaired loans	$—	$61,029	$22,436	$83,465	$(1,552)	$(14,510)
Included in the tables above are impaired taxi medallion loans with carrying values of $61.0 million at September 30, 2018. Losses from fair value changes included in the tables above include $11.7 million recognized on impaired taxi medallion loans during the nine months ended September 30, 2018. In addition, OREO and repossessed assets reported above included repossessed taxi medallions with carrying values of $1.3 million at September 30, 2018. Losses of $0.2 million and $0.6 million were recognized on repossessed taxi medallions during the three and nine months ended September 30, 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		September 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$230,228	$230,228	$382,073	$382,073
Investment securities	1/2/3	7,970,656	7,971,340	8,166,878	8,167,127
Non-marketable equity securities	2	272,789	272,789	267,052	267,052
Loans held for sale	2	46,332	48,483	36,992	39,931
Loans	3	22,747,038	23,144,401	21,867,077	21,868,258
Derivative assets	2	56,580	56,580	29,615	29,615
Liabilities:
Demand, savings and money market deposits	2	$16,909,868	$16,909,868	$16,654,465	$16,654,465
Time deposits	2	7,046,560	7,082,491	6,819,758	6,820,355
Federal funds purchased	2	175,000	175,000	175,000	175,000
FHLB advances	2	4,930,638	4,951,142	4,796,000	4,810,446
Notes and other borrowings	2	403,832	445,580	402,749	416,142
Derivative liabilities	2	23,963	23,963	23,874	23,874

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
September 30, 2019

Total lending related commitments outstanding at September 30, 2019 were as follows (in thousands):

Commitments to fund loans	$713,537
Commitments to purchase loans	710,704
Unfunded commitments under lines of credit	2,795,181
Commercial and standby letters of credit	86,356
$4,305,778

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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the nine months ended September 30, 2019 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K”).
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
Quarterly highlights include:

•
Net income for the three months ended September 30, 2019 was $76.2 million, or $0.77 per diluted share, compared to $97.3 million, or $0.90 per diluted share, for the three months ended September 30, 2018. Non-loss share diluted earnings per share, as previously reported, for the quarter ended September 30, 2018 was $0.64. For the nine months ended September 30, 2019 net income was $223.6 million, or $2.23 per diluted share, compared to $272.5 million, or

$2.49 per diluted share, for the nine months ended September 30, 2018. Earnings for the nine months ended September 30, 2019 generated an annualized return on average stockholders' equity of 10.2% and an annualized return on average assets of 0.91%.

•
Loans and leases, including equipment under operating lease, grew by $253 million during the quarter ended September 30, 2019. For the nine months ended September 30, 2019, loans and leases grew by $873 million, net of the sale of $168 million in loans from the Pinnacle portfolio during the quarter ended September 30, 2019.

•
Non-interest bearing demand deposits grew by $506 million for the nine months ended September 30, 2019, to 17.2% of total deposits at September 30, 2019 compared to 15.4% of total deposits at December 31, 2018. Non-interest bearing demand deposits grew by $27 million during the quarter ended September 30, 2019. Total deposits grew by $34 million and $482 million for the quarter and nine months ended September 30, 2019, respectively.

•
Net interest income for the quarter ended September 30, 2019 decreased by $66.3 million from $252.0 million for the quarter ended September 30, 2018. The net interest margin, calculated on a tax-equivalent basis, was 2.41% for the quarter ended September 30, 2019, compared to 3.51% for the quarter ended September 30, 2018. The most significant reason for the decline in net interest income and the net interest margin for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 was the decrease in accretion on formerly covered residential loans.

•
During the quarter ended September 30, 2019, the Company repurchased approximately 0.2 million shares of its common stock for an aggregate purchase price of approximately $8 million. During the nine months ended September 30, 2019, the Company repurchased approximately 4.4 million shares of its common stock for an aggregate purchase price of $150 million, at a weighted average price of $34.39 per share.

•	Book value per common share grew to $30.60 at September 30, 2019 from $29.49 at December 31, 2018 while tangible book value per common share increased to $29.78 from $28.71 over the same period.

•	The ratio of non-performing loans to total loans was 0.60% and the ratio of non-performing assets to total assets was 0.43% at September 30, 2019.
Critical Accounting Policies
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K and in Note 1 to the Consolidated Financial Statements included in this Form 10-Q. Three of these policies are considered critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts might be reported under different conditions or using different assumptions. These policies govern the ALLL, accounting for acquired loans and the indemnification asset and fair value measurements. A discussion of our critical accounting policies can be found in the Critical Accounting Policies section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report on Form 10-K. There have been no changes in the application of our critical accounting policies since December 31, 2018.
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
The Company will adopt this ASU in the first quarter of 2020. At adoption, we will record a cumulative effect adjustment to retained earnings for the amount of the change in our allowance for credit losses. Banking regulators have provided an optional phase-in for the initial impact of adopting the new standard for regulatory capital adequacy purposes which the Company intends to elect, allowing CECL's regulatory capital effects to be phased in at 25 percent per year, beginning in the first quarter of the year of adoption.
The Company has substantially completed the execution of a detailed implementation plan, including establishment of a formal governance structure, the selection and implementation of estimation methodologies and credit loss models for all significant portfolio segments, implementation of a software solution to serve as its CECL platform, and development of processes and controls governing the CECL estimate. We are currently in "parallel run" of the CECL estimation process.
Based on our portfolio mix as of September 30, 2019, the current economic environment, our economic forecast and other assumptions, we expect an increase in the amount of the allowance for credit losses of approximately 15% to 30%, resulting in a ratio of the allowance for credit losses to total loans, measured as of September 30, 2019, ranging from approximately 0.55% to 0.62%, compared to the current 0.47%. The initial impact of CECL on our allowance for credit losses will ultimately depend on the size and composition of our loan portfolio, current economic conditions and our economic forecast at the date of adoption as well as further review and refinement of our models, methodologies and judgments over the course of the fourth quarter. We do not currently expect the impact of CECL with respect to our HTM or AFS securities portfolios to be significant at the date of adoption.
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

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$22,733,875	$252,896	4.43%	$21,311,706	$216,746	4.05%
Covered loans	—	—	—%	408,182	81,302	79.67%
Total loans	22,733,875	252,896	4.43%	21,719,888	298,048	5.47%
Investment securities (3)	8,295,205	70,427	3.40%	7,118,626	60,677	3.41%
Other interest earning assets	573,630	5,219	3.61%	507,318	4,855	3.80%
Total interest earning assets	31,602,710	328,542	4.14%	29,345,832	363,580	4.94%
Allowance for loan and lease losses	(112,784)			(137,784)
Non-interest earning assets	1,652,901			1,859,619
Total assets	$33,142,827			$31,067,667
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,872,573	6,705	1.42%	$1,592,908	4,550	1.13%
Savings and money market deposits	10,907,317	51,229	1.86%	10,483,248	38,520	1.46%
Time deposits	6,845,643	41,549	2.41%	6,728,915	32,187	1.90%
Total interest bearing deposits	19,625,533	99,483	2.01%	18,805,071	75,257	1.59%
Short term borrowings	115,209	670	2.31%	89,218	445	2.00%
FHLB advances	5,414,963	32,252	2.36%	4,772,902	24,743	2.06%
Notes and other borrowings	403,788	5,307	5.26%	402,782	5,304	5.27%
Total interest bearing liabilities	25,559,493	137,712	2.14%	24,069,973	105,749	1.74%
Non-interest bearing demand deposits	3,963,955			3,369,393
Other non-interest bearing liabilities	704,995			520,118
Total liabilities	30,228,443			27,959,484
Stockholders' equity	2,914,384			3,108,183
Total liabilities and stockholders' equity	$33,142,827			$31,067,667
Net interest income		$190,830			$257,831
Interest rate spread			2.00%			3.20%
Net interest margin			2.41%			3.51%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $4.1 million and $4.5 million, and the tax-equivalent adjustment for tax-exempt investment securities was $1.0 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Non-covered loans	$22,407,271	$751,672	4.48%	$21,073,130	$622,039	3.94%
Covered loans	—	—	—%	460,485	246,811	71.46%
Total loans	22,407,271	751,672	4.48%	21,533,615	868,850	5.39%
Investment securities (3)	8,333,600	221,901	3.55%	6,932,504	169,645	3.26%
Other interest earning assets	532,062	15,140	3.80%	503,378	13,145	3.49%
Total interest earning assets	31,272,933	988,713	4.22%	28,969,497	1,051,640	4.85%
Allowance for loan and lease losses	(113,694)			(141,047)
Non-interest earning assets	1,615,548			1,905,278
Total assets	$32,774,787			$30,733,728
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,783,611	18,569	1.39%	$1,604,666	12,902	1.07%
Savings and money market deposits	11,093,290	156,236	1.88%	10,610,889	100,891	1.27%
Time deposits	6,898,947	122,086	2.37%	6,507,726	83,123	1.71%
Total interest bearing deposits	19,775,848	296,891	2.01%	18,723,281	196,916	1.41%
Short term borrowings	127,908	2,297	2.39%	30,066	445	1.97%
FHLB advances	5,037,299	89,890	2.39%	4,665,799	66,028	1.89%
Notes and other borrowings	403,574	15,908	5.26%	402,809	15,919	5.27%
Total interest bearing liabilities	25,344,629	404,986	2.14%	23,821,955	279,308	1.57%
Non-interest bearing demand deposits	3,835,248			3,327,521
Other non-interest bearing liabilities	654,692			498,368
Total liabilities	29,834,569			27,647,844
Stockholders' equity	2,940,218			3,085,884
Total liabilities and stockholders' equity	$32,774,787			$30,733,728
Net interest income		$583,727			$772,332
Interest rate spread			2.08%			3.28%
Net interest margin			2.49%			3.56%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $12.9 million and $13.0 million and the tax-equivalent adjustment for tax-exempt investment securities was $3.3 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
Net interest income, calculated on a tax-equivalent basis, was $190.8 million for the three months ended September 30, 2019 compared to $257.8 million for the three months ended September 30, 2018, a decrease of $67 million. Net interest income, calculated on a tax-equivalent basis, was $583.7 million for the nine months ended September 30, 2019 compared to $772.3 million for the nine months ended September 30, 2018, a decrease of $188.6 million. The decreases in net interest income were comprised of decreases in tax-equivalent interest income of $35.0 million and $62.9 million and increases in interest expense of $32.0 million and $125.7 million for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018.
The decreases in tax-equivalent interest income were comprised primarily of (i) decreases in interest income from loans of $45.2 million and $117.2 million for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods of the prior year; partially offset by (ii) increases in interest income from investment securities of $9.8 million and $52.3 million for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods of the prior year.

The declines in interest income from loans were mainly the result of the decrease in accretion on formerly covered residential loans. Interest income on formerly covered residential loans declined by $65.6 million and $198.3 million for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods in the prior year. Both the average balance of and yield on these loans declined. The declines in the average balance resulted from the sale of a substantial portion of the loans during 2018 in anticipation of the termination of the Single Family Shared-Loss Agreement. The declines in the yield were due primarily to changes in assumptions about the remaining period over which accretable yield would be realized, attributable to management's decision to retain certain loans beyond expiration of the Single Family Shared-Loss Agreement.
The following tables present, for the periods indicated, further details of the composition of the tax equivalent yield on loans (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Loans:
Non-covered loans	$22,556,931	$237,197	4.18%	$21,311,706	$216,746	4.05%
Formerly covered loans	176,944	15,699	35.49%	408,182	81,302	79.67%
Total loans	22,733,875	252,896	4.43%	21,719,888	298,048	5.47%

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Loans:
Non-covered loans	$22,217,829	$703,157	4.23%	$21,073,130	$622,039	3.94%
Formerly covered loans	189,442	48,515	34.15%	460,485	246,811	71.46%
Total loans	22,407,271	751,672	4.48%	21,533,615	868,850	5.39%

(1)	On a tax-equivalent basis where applicable.

(2)	Annualized.
Increased interest income on loans, other than formerly covered residential loans, for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods of the prior year was attributable to increases in both the yield on and average balance of those loans. The tax-equivalent yield increased by 0.13% and 0.29% for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods in the prior year. The most significant factor contributing to these increased yields was the impact of increases in benchmark interest rates in 2018. The average balance outstanding increased by $1.2 billion and $1.1 billion for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods of the prior year.
The average balance of investment securities increased by $1.2 billion and $1.4 billion for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods in the prior year. The tax-equivalent yield was 3.40% for the three months ended September 30, 2019 compared to 3.41% for the three months ended September 30, 2018 and increased to 3.55% for the nine months ended September 30, 2019 from 3.26% for the nine months ended September 30, 2018. The main reason for the increase was increases in coupon rates.
The primary components of the increases in interest expense for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 were increases of $24.2 million and $100.0 million, respectively, in interest expense on deposits; and increases of $7.5 million and $23.9 million, respectively, in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to increases in average interest bearing deposits of $820 million and $1.1 billion for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods in the prior year and increases in the average cost of interest bearing deposits of 0.42% and 0.60% for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods in the prior year. These cost increases were generally driven by the growth of deposits in competitive markets and a rising short-term interest rate environment in 2018.

The increase in interest expense on FHLB advances resulted from increases in the average cost of advances of 0.30% and 0.50% for the three and nine months ended September 30, 2019, respectively, relative to the comparable periods in the prior year. The increased costs were driven primarily by increased market rates. The average balance of advances also increased.
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
For the quarters ended September 30, 2019 and 2018, the Company recorded provisions for loan losses of $1.8 million and $1.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded provisions for loan losses of $9.4 million and $13.3 million, respectively. The provision for the quarter and nine months ended September 30, 2018 included a net recovery of $1.8 million and a provision of $12.2 million, respectively, related to taxi medallion loans.
Excluding the net recovery related to taxi medallion loans, the provision for loan losses decreased by $1.3 million for the quarter ended September 30, 2019, as compared to the quarter ended September 30, 2018. Significant factors contributing to this decrease in the provision for loan losses included (i) a decrease in the provision related to specific reserves; offset by (ii) an increase in the provision related to criticized and classified assets not individually evaluated for impairment.
Factors contributing to the decrease in the provision for loan losses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 included (i) the reduction in the provision related to taxi medallion loans; (ii) a net decrease in the non-taxi provision related to specific reserves and criticized and classified loans not individually evaluated for impairment; offset by (iii) increases related to the relative impact on the provision of changes in certain quantitative and qualitative loss factors.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from resolution of covered assets, net	$—	$3,134	$—	$10,689
Net gain (loss) on FDIC indemnification	—	3,090	—	(1,925)
Gain on sale of covered loans, net	—	5,037	—	4,739
Non-interest income related to the impact of transactions in the formerly covered assets	—	11,261	—	13,503

Deposit service charges and fees	4,269	3,723	12,389	10,811
Gain on sale of non-covered loans, net	5,163	3,654	10,220	8,221
Gain on investment securities, net	3,835	432	13,736	2,938
Lease financing	18,583	14,091	52,774	45,685
Other non-interest income	6,006	5,574	20,329	17,536
	37,856	27,474	109,448	85,191
Non-interest income	$37,856	$38,735	$109,448	$98,694
Declines in income from resolution of covered assets, net, net gain (loss) on FDIC indemnification and gain on sale of covered loans, net resulted from the termination of the Single Family Shared-Loss Agreement in February, 2019.

The most significant contributor to the increases in deposit service charges and fees was higher treasury management fee income, beginning to reflect the implementation of our BankUnited 2.0 initiative.
The most significant components of gain on sale of non-covered loans are (i) gains from the sale of Pinnacle loans totaling $2.4 million for both the three and nine months ended September 30, 2019; (ii) gains on sales of the guaranteed portions of SBA loans totaling $1.5 million and $4.1 million for the three and nine months ended September 30, 2019, respectively, compared to $3.2 million and $7.4 million for the three and nine months ended September 30, 2018, respectively; and (iii) gains on sale of government-insured residential loans totaling $1.3 million and $3.5 million for the three and nine months ended September 30, 2019, respectively, compared to $0.4 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.
Gain on investment securities, net for the three and nine months ended September 30, 2019 reflected net realized gains of $3.4 million and $11.7 million, respectively, from the sale of investment securities available for sale and net unrealized gains on marketable equity securities of $0.4 million and $2.1 million, respectively. Sales of securities during the quarter and nine month periods related primarily to ongoing management of the Company's liquidity position and the duration and risk/return profile of the portfolio.
Period over period increases in income from lease financing generally corresponded to the growth in the portfolio of operating lease equipment.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee compensation and benefits	$57,102	$65,612	$179,586	$198,185
Occupancy and equipment	14,673	13,812	42,477	42,355
Amortization of FDIC indemnification asset	—	48,255	—	132,852
Deposit insurance expense	3,781	5,375	12,849	14,810
Professional fees	2,923	5,240	17,731	10,772
Technology and telecommunications	10,994	9,262	34,175	26,121
Depreciation of equipment under operating lease	11,582	9,870	34,883	28,662
Loss on debt extinguishment	3,796	—	3,796	—
Other non-interest expense	16,455	13,372	42,584	40,105
	$121,306	$170,798	$368,081	$493,862
Amortization of FDIC indemnification asset
The FDIC indemnification asset was amortized to zero during the fourth quarter of 2018 in light of the expected termination of the Single Family Shared-Loss Agreement
Employee compensation and benefits
Employee compensation and benefits declined by $8.5 million and $18.6 million for the three and nine months ended September 30, 2019 relative to the comparable periods of the prior year, primarily due to a reduction in headcount.
Professional fees
Professional fees decreased by $2.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased by $7.0 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in professional fees for the three month periods was primarily attributable to fees incurred related to the implementation of CECL and certain technology projects during the third quarter of 2018. Professional fees for the nine months ended September 30, 2019 included $10.7 million in consulting services related to our BankUnited 2.0 initiative.

Technology and telecommunications
Increased technology and telecommunications expense related primarily to investments we are making in cloud technology, our digital platforms, data initiatives and enhancement of some of our risk management capabilities.
Loss on debt extinguishment
The loss on debt extinguishment in the third quarter of 2019 related to the extinguishment of certain higher cost FHLB advances.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities and deposit generation, expenses related to workouts and foreclosures, regulatory examination assessments, travel and general office expense. Other non-interest expense for both the quarter and nine months ended September 30, 2019 included a loss on the sale of one commercial OREO property of $2.4 million.
Costs incurred directly related to the implementation of our BankUnited 2.0 initiative during the three and nine months ended September 30, 2019 included professional fees of $0.4 million and $10.7 million, respectively; branch closure expenses of $1.0 million and $2.3 million, respectively; and severance costs of $0.6 million and $1.5 million, respectively.
Income Taxes
The effective income tax rate was 24.1% and 25.3% for the quarter and nine months ended September 30, 2019. The effective income tax rate differed from the statutory federal income tax rate of 21% for the quarter and nine months ended September 30, 2019 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.
Analysis of Financial Condition
Average interest-earning assets increased $2.3 billion to $31.3 billion for the nine months ended September 30, 2019 from $29.0 billion for the nine months ended September 30, 2018. This increase was driven by an $874 million increase in the average balance of outstanding loans and a $1.4 billion increase in the average balance of investment securities. A $290 million decrease in average non-interest earning assets was primarily attributed to (i) the decrease in the FDIC indemnification asset, which was amortized to zero during the fourth quarter of 2018 and (ii) a decrease in income taxes receivable related to a discrete income tax benefit recognized during the fourth quarter of 2017, partially offset by (iii) the recognition of the ROU asset subsequent to the adoption of ASU 2016-02 effective January 1, 2019.
Average interest bearing liabilities increased $1.5 billion to $25.3 billion for the nine months ended September 30, 2019 from $23.8 billion for the nine months ended September 30, 2018, due primarily to an increase of $1.1 billion in average interest bearing deposits. Average non-interest bearing deposits increased by $508 million to $3.8 billion for the nine months ended September 30, 2019.
Average stockholders' equity decreased by $146 million, due primarily to the repurchase of common stock, partially offset by the retention of earnings.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities as of the dates indicated (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$70,219	$70,666	$39,885	$39,873
U.S. Government agency and sponsored enterprise residential MBS	1,961,011	1,969,141	1,885,302	1,897,474
U.S. Government agency and sponsored enterprise commercial MBS	336,608	340,590	374,569	374,787
Private label residential MBS and CMOs	1,295,234	1,315,185	1,539,058	1,534,198
Private label commercial MBS	1,622,198	1,632,098	1,486,835	1,485,716
Single family rental real estate-backed securities	491,728	496,698	406,310	402,458
Collateralized loan obligations	1,204,888	1,198,233	1,239,355	1,235,198
Non-mortgage asset-backed securities	202,098	204,566	204,372	204,067
State and municipal obligations	264,108	280,785	398,810	398,429
SBA securities	384,677	388,240	514,765	519,313
Other debt securities	1,338	4,471	1,393	4,846
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$7,844,107	7,910,673	$8,100,654	8,106,359
Marketable equity securities		59,983		60,519
		$7,970,656		$8,166,878
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of September 30, 2019 was 4.6 years. The effective duration of the investment portfolio as of September 30, 2019 was 1.4 years. The model results are based on assumptions that may differ from actual results.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of September 30, 2019, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$70,666	2.06%	$—	—%	$—	—%	$—	—%	$70,666	2.06%
U.S. Government agency and sponsored enterprise residential MBS	156,345	2.76%	891,810	2.65%	760,593	2.60%	160,393	2.61%	1,969,141	2.64%
U.S. Government agency and sponsored enterprise commercial MBS	4,136	3.45%	34,417	3.31%	188,690	2.88%	113,347	3.40%	340,590	3.10%
Private label residential MBS and CMOs	290,964	3.69%	759,741	3.62%	224,907	3.50%	39,573	3.70%	1,315,185	3.63%
Private label commercial MBS	51,656	3.97%	1,286,116	3.56%	272,121	3.07%	22,205	2.79%	1,632,098	3.48%
Single family rental real estate-backed securities	13,695	3.00%	127,371	3.16%	355,632	3.05%	—	—%	496,698	3.08%
Collateralized loan obligations	6,303	3.66%	883,582	3.63%	308,348	4.10%	—	—%	1,198,233	3.75%
Non-mortgage asset-backed securities	15,267	4.11%	116,511	3.16%	72,211	2.87%	577	3.22%	204,566	3.13%
State and municipal obligations	1,574	1.96%	33,422	2.77%	197,399	3.99%	48,390	4.09%	280,785	3.84%
SBA securities	73,388	3.45%	185,535	3.36%	88,631	3.31%	40,686	3.26%	388,240	3.35%
Other debt securities	—	—%	—	—%	—	—%	4,471	13.86%	4,471	13.85%
	$683,994	3.29%	$4,318,505	3.36%	$2,468,532	3.15%	$429,642	3.19%	7,900,673	3.28%
Marketable equity securities with no scheduled maturity									59,983	7.24%
Total investment securities available for sale and marketable equity securities									$7,960,656	3.31%
The investment securities available for sale portfolio was in a net unrealized gain position of $66.6 million at September 30, 2019 with aggregate fair value equal to 100.8% of amortized cost. Net unrealized gains included $83.0 million of gross unrealized gains and $16.4 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at September 30, 2019 had an aggregate fair value of $2.4 billion. At September 30, 2019, 98.9% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $80 million were not rated at September 30, 2019. These securities have been determined by management to be of investment grade quality. Additionally, $8 million of securities acquired at substantial discounts in the FSB acquisition were rated below investment grade or not rated at September 30, 2019, all of which were held in significant unrealized gain positions.
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
No securities were determined to be other-than-temporarily impaired at September 30, 2019 and 2018.
We do not intend to sell securities in significant unrealized loss positions at September 30, 2019. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. Unrealized losses in the portfolio at September 30, 2019 were primarily attributable to widening spreads and in some cases, increases in market interest rates subsequent to the date the securities were acquired.
At September 30, 2019, 85%, 12% and 3% of CLOs were rated AAA, AA and A, respectively, based on the most recent third-party ratings, with a weighted-average subordination level at 41.1%, ranging from 35.7% to 46.0%. Management performs a thorough analysis prior to purchasing CLOs, including extensive vetting of the asset manager and stress testing of collateral. Management engages an independent third party to perform ongoing credit surveillance of the CLO portfolio, performs periodic stress testing of the portfolio and continuously monitors exposure, default status, and other relevant security characteristics.
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
We have also established a quarterly price validation process to assess the propriety of the pricing methodologies utilized by our primary pricing services by independently verifying the prices of a sample of securities in the portfolio. Sample sizes vary based on the type of security being priced, with higher sample sizes applied to more difficult to value security types. Verification procedures may consist of obtaining prices from an additional outside source. We have established acceptable percentage deviations from the price provided by the initial pricing source. If deviations fall outside the established parameters, we will obtain and evaluate more detailed information about the assumptions and inputs used by each pricing source or, if considered necessary, employ an additional valuation source to price the security in question. Pricing issues identified through this evaluation are addressed with the applicable pricing service and methodologies or inputs are revised as determined necessary. Depending on the results of the validation process, sample sizes may be extended for particular classes of securities. Results of the validation process are reviewed by the treasury front office and by senior management.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. At September 30, 2019 and 2018, 0.3% and 0.6%, respectively, of our investment securities were classified within level 3 of the fair value hierarchy. Securities classified within level 3 of the hierarchy at September 30, 2019 included certain private label residential MBS and trust preferred securities. These securities were classified within level 3 of the hierarchy because proprietary assumptions related to voluntary prepayment rates, default probabilities, loss severities and discount rates were considered significant to the valuation. There were no transfers of investment securities between levels of the fair value hierarchy during the nine months ended September 30, 2019 and 2018.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at September 30, 2019 included $26 million of the guaranteed portion of SBA loans held for sale in the secondary market and $20 million of other commercial loans transferred to held for sale. At December 31, 2018, loans held for sale consisted entirely of the guaranteed portion of SBA loans. SBA loans are generally sold with servicing retained.
Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2019		December 31, 2018
Residential and other consumer loans	$5,571,104	24.4%	$4,948,989	22.5%
Multi-family	2,221,525	9.7%	2,585,421	11.8%
Non-owner occupied commercial real estate	4,789,673	21.0%	4,611,573	21.0%
Construction and land	173,345	0.8%	210,516	1.0%
Owner occupied commercial real estate	1,936,516	8.5%	2,007,603	9.1%
Commercial and industrial	4,477,062	19.6%	4,312,213	19.6%
National commercial lending platforms
Pinnacle	1,236,121	5.3%	1,462,655	6.6%
Bridge - franchise finance	605,896	2.6%	517,305	2.4%
Bridge - equipment finance	682,149	3.0%	636,838	2.9%
Small business finance	256,490	1.1%	252,221	1.1%
Mortgage warehouse lending	905,619	4.0%	431,674	2.0%
Total loans	22,855,500	100.0%	21,977,008	100.0%
Allowance for loan and lease losses	(108,462)		(109,931)
Loans, net	$22,747,038		$21,867,077
Total loans increased by $878 million to $22.9 billion at September 30, 2019, from $22.0 billion at December 31, 2018.
Residential and other consumer loans grew by $622 million for the nine months ended September 30, 2019, of which $272 million was government insured pool buyout loans. Multi-family loans declined by $364 million for the nine months ended September 30, 2019, primarily due to continued run-off of the New York portfolio, while other categories of commercial real estate loans grew by $141 million. Commercial and industrial loans, inclusive of owner occupied commercial real estate, grew by $94 million for the nine months ended September 30, 2019. Growth in the national commercial lending platforms was primarily driven by a $474 million increase in mortgage warehouse outstandings, offset by a decline in Pinnacle resulting from the sale of $168 million in loans during the three months ended September 30, 2019.
Included in multi-family and non-owner occupied commercial real estate loans above were $81 million and $14 million, respectively, in re-positioning loans at September 30, 2019. These loans, substantially all of which are in New York, provided financing for some level of improvements by the borrower to the underlying collateral to enhance the cash flow generating capacity of the collateral. The primary purpose of these loans was not for construction.

Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (in thousands):

	September 30, 2019	December 31, 2018
1-4 single family residential	$5,024,628	$4,664,920
Government insured residential	536,682	266,729
Home equity loans and lines of credits	1,381	1,393
Other consumer loans	8,413	15,947
	$5,571,104	$4,948,989
The 1-4 single family residential loan portfolio is primarily comprised of loans purchased through established correspondent channels. The portfolio also includes loans originated through retail channels prior to the termination of our retail residential mortgage origination business in 2016. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At September 30, 2019, $100 million or 1.8% of residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $513 million at September 30, 2019. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:

The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	September 30, 2019		December 31, 2018
California	$1,323,089	26.3%	$1,177,221	25.2%
New York	1,041,177	20.7%	977,146	20.9%
Florida	625,861	12.5%	645,020	13.8%
Virginia	194,268	3.9%	184,756	4.0%
DC	193,080	3.8%	183,211	4.0%
All others	1,647,153	32.8%	1,497,566	32.1%
	$5,024,628	100.0%	$4,664,920	100.0%
Commercial loans and leases
Commercial loans include commercial and industrial loans and leases, loans secured by owner-occupied commercial real-estate, multi-family properties and other income-producing non-owner occupied commercial real estate, and a limited amount of construction and land loans. Management’s loan origination strategy is heavily focused on the commercial portfolio segment, which comprised 75.6% and 77.5% of loans as of September 30, 2019 and December 31, 2018, respectively.
Commercial real estate loans include term loans secured by owner and non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities and hotels as well as real estate secured lines of credit.
The following charts present the distribution of non-owner occupied commercial real estate loans by property type at the dates indicated:

The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 80%. Owner-occupied commercial real estate loans typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans. Construction and land loans represented only 0.8% of the total loan portfolio at September 30, 2019. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.
The New York legislature recently enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The following table presents the amount of loans secured by New York multi-family properties in which some or all units are rent regulated at September 30, 2019 (in thousands):

Loans secured by stabilized properties subject to rent regulation	$1,316,417
Loans secured by non-stabilized properties subject to rent regulation	64,522
$1,380,939
We believe loans secured by non-stabilized properties may present a heightened level of risk as these loans were underwritten to expected cash flows upon stabilization; those expected cash flows may be impacted by the recent rent regulation reform measures.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at September 30, 2019 (in thousands):

DSCR
Less than 1.11	$132,614
1.11 - 1.24	389,334
1.25 - 1.50	484,762
1.51 or greater	309,707
$1,316,417

LTV
Less than 50%	$327,389
50% - 65%	697,574
66% - 75%	284,832
More than 75%	6,622
$1,316,417
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities within its geographic footprint. Commercial loans included shared national credits totaling $2.2 billion at September 30, 2019, the majority of which are relationship based loans to borrowers in Florida and New York.
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of restaurant and fitness concepts comprising 63% and 30% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank's SBF unit primarily originates SBA guaranteed commercial and commercial real estate loans, generally selling the guaranteed portion in the secondary market and retaining the unguaranteed portion in portfolio. The Bank engages in mortgage warehouse lending on a national basis.
The following table presents the five states with the largest concentration of commercial loans and direct financing leases in the national platforms at the dates indicated. Amounts include premiums, discounts and deferred fees and costs (dollars in thousands):

	September 30, 2019		December 31, 2018
California	$661,737	18.0%	$498,842	16.8%
Florida	440,798	12.0%	595,843	20.0%
New Jersey	221,374	6.0%	116,060	3.9%
North Carolina	193,894	5.3%	113,530	3.8%
Virginia	168,248	4.6%	153,619	5.2%
All others	2,000,224	54.1%	1,499,955	50.3%
	$3,686,275	100.0%	$2,977,849	100.0%
At September 30, 2019, 36.2% and 23.3% of commercial loans were originated within the Florida and New York portfolios, respectively. At December 31, 2018, 37.0% and 25.4% of commercial loans were originated within the Florida and New York portfolios, respectively.
Operating lease equipment, net
Operating lease equipment, net totaled $697 million at September 30, 2019, including off-lease equipment totaling $72 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,627 railcars with a carrying value of $436 million at September 30, 2019, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end-users. The largest concentrations of rail cars were 2,420 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
Bridge had exposure to the energy industry of $306 million at September 30, 2019, consisting of $261 million in operating lease equipment and $45 million in loans and finance leases.
The chart below presents operating lease equipment by type at the dates indicated:
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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (in thousands):

	September 30, 2019		December 31, 2018
	Balance	Percent of Total	Balance	Percent of Total
Pass	$16,846,374	97.4%	$16,728,534	98.2%
Special mention	86,842	0.5%	81,070	0.5%
Substandard	348,382	2.0%	210,026	1.2%
Doubtful	2,798	0.1%	8,389	0.1%
	$17,284,396	100.0%	$17,028,019	100.0%
See Note 4 to the Consolidated Financial Statements for more information about the risk rating distribution of the Company's commercial loans. Criticized and classified loans as a percentage of total loans was 1.9% at September 30, 2019, compared to 1.4% at December 31, 2018.
Operating Lease Equipment, net
Two operating lease relationships with a carrying value of assets under lease totaling $24 million, of which $19 million were exposures to the energy industry, were internally risk rated special mention or substandard at September 30, 2019. One relationship had been restructured as of September 30, 2019.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on operating lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end-users with original lease terms generally ranging from three to ten years. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the operating lease assets or through impairment of asset carrying values.
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
The following tables show the distribution of 1-4 single family residential loans, excluding FSB loans and government insured residential loans, by original FICO and LTV as of the dates indicated:

	September 30, 2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	2.4%	2.8%	3.9%	16.6%	25.7%
60% - 70%	2.8%	2.5%	4.0%	13.7%	23.0%
70% - 80%	4.0%	4.9%	8.7%	29.0%	46.6%
More than 80%	0.4%	0.7%	0.7%	2.9%	4.7%
	9.6%	10.9%	17.3%	62.2%	100.0%

	December 31, 2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 60%	2.4%	2.8%	4.4%	18.2%	27.8%
60% - 70%	2.7%	2.4%	3.8%	13.4%	22.3%
70% - 80%	3.5%	4.6%	8.4%	28.3%	44.8%
More than 80%	0.4%	0.8%	0.8%	3.1%	5.1%
	9.0%	10.6%	17.4%	63.0%	100.0%
At September 30, 2019, the 1-4 single family residential loan portfolio, excluding FSB loans and government insured residential loans, had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 765 and a weighted-average LTV of 68.2%. The majority of this portfolio was owner-occupied, with 84.2% primary residence, 7.3% second homes and 8.5% investment properties. In terms of vintage, 38.7% of the portfolio was originated pre-2016, 17.1% in 2016, 18.6% in 2017, 14.0% in 2018 and 11.6% in 2019.
1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $42.9 million and $23.5 million at September 30, 2019 and December 31, 2018, respectively. The amount of these loans 90 days or more past due was $10.7 million and $7.0 million at September 30, 2019 and December 31, 2018, respectively.
Other Consumer Loans
Substantially all other consumer loans were current at September 30, 2019 and December 31, 2018.

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
The following table summarizes the Company's impaired loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2019	December 31, 2018
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$15,363	$6,316
Other consumer loans	48	288
Total residential and other consumer loans	15,688	6,604
Commercial:
Multi-family	17,906	25,560
Non-owner occupied commercial real estate	11,902	3,102
Construction and land	3,839	8,827
Owner occupied commercial real estate	6,043	5,221
Commercial and industrial	22,092	23,088
National commercial lending platforms
Bridge - franchise finance	5,275	5,308
Bridge - equipment finance	9,133	17,425
Small business finance	45,767	34,108
Total commercial loans	121,957	122,639
Total non-accrual loans	137,645	129,243
Loans past due 90 days and still accruing	—	650
Total non-performing loans	137,643	129,893
OREO and repossessed assets	4,437	9,517
Total non-performing assets	142,080	139,410
Performing TDRs	53,074	7,898
Total impaired loans and non-performing assets	$195,154	$147,308

Non-performing loans to total loans (1)(4)	0.60%	0.59%
Non-performing assets to total assets (4)	0.43%	0.43%
ALLL to total loans (1)	0.47%	0.50%
ALLL to non-performing loans	78.80%	84.63%
Net charge-offs to average loans(2)(3)	0.06%	0.28%

(1)	Total loans for purposes of calculating these ratios include premiums, discounts and deferred fees and costs.

(2)	Annualized for September 30, 2019.

(3)	The ratio of charge-offs of taxi medallion loans to average total loans was 0.18% for the year ended December 31, 2018.

(4)
Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $33.1 million or 0.14% of total loans and 0.10% of total assets, at September 30, 2019; compared to $17.8 million or 0.08% of total loans and 0.06% of total assets, at December 31, 2018.

Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. The carrying value of ACI loans contractually delinquent by more than 90 days but on which income was still being recognized was immaterial at September 30, 2019 and December 31, 2018. Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $420 million and $218 million at September 30, 2019 and December 31, 2018, respectively.
Commercial loans, other than ACI loans, are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and consumer loans, other than ACI loans and government insured pool buyout loans, are generally placed on non-accrual status when 90 days of interest is due and unpaid. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged as a reduction to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days of interest is due and unpaid. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
The following table summarizes loans that have been modified in TDRs at the dates indicated (dollars in thousands):

	September 30, 2019			December 31, 2018
	Number of TDRs	Recorded Investment	Related Specific Allowance	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer (1)	213	$34,528	$12	47	$7,690	$134
Commercial	29	72,024	6,311	23	36,150	3,595
	242	$106,552	$6,323	70	$43,840	$3,729

(1)	Includes government insured residential loans modified in TDRs totaling $29.9 million and $3.5 million at September 30, 2019 and December 31, 2018, respectively.
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
The following table summarizes the Company's substandard accruing loans, substantially all of which were current as to principal and interest, at the dates indicated (in thousands):

	September 30, 2019	June 30, 2019	December 31, 2018
Multi-family	$21,772	$22,926	$9,093
Non-owner occupied commercial real estate	55,585	70,918	43,690
Owner occupied commercial real estate	12,875	4,304	5,526
Commercial and industrial	65,630	36,827	15,729
National commercial lending platforms
Bridge - franchise finance	51,786	21,158	9,912
Bridge - equipment finance	12,675	16,197	5,521
Small business finance	8,849	7,883	6,324
	$229,172	$180,213	$95,795
Management closely monitors each of these loans as well as indicators of potential negative trends developing within any particular portfolio segment. The increase in substandard accruing loans at September 30, 2019 and June 30, 2019 compared to December 31, 2018 does not appear to be concentrated in any one business line, geography, product type or asset class, with the exception of the identification of correlated risk characteristics related to quick service restaurant exposures delivered through Bridge's franchise finance division. This sector comprises approximately 64% of total franchise exposure and approximately 2.26% of the total commercial portfolio. Management has not identified any other specific trends or correlated risk characteristics associated with these downgrades. The majority of the increase in substandard accruing loans in the commercial and industrial category relates to one $42 million loan relationship.
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
Analysis of the Allowance for Loan and Lease Losses
The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, the level of business investment and growth, real estate values, vacancy rates and rental rates in our primary market areas, the level of interest rates, and a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio. Adoption of the CECL model in the first quarter of 2020 will result in significant changes to the methodology employed to determine the amount of the ALLL, and may materially impact the amount of the ALLL recorded in the consolidated financial statements. See the section entitled "Critical Accounting Policies" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the expected impact of CECL.
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
For most commercial portfolio segments, we use a 20-quarter look-back period to calculate quantitative loss rates. We believe this look-back period to be consistent with the range of industry practice and appropriate to capture a sufficient range of observations reflecting the performance of our loans, which were originated in the current economic cycle. With the exception of the Pinnacle municipal finance portfolio, a four quarter loss emergence period is used in the calculation of general reserves. A twelve quarter loss emergence period is used in the calculation of general reserves for the Pinnacle portfolio.
Residential and other consumer loans
The residential and other consumer loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for residential loans is based primarily on relevant proxy historical loss rates. The ALLL for 1-4 single family residential loans, excluding government insured residential loans and ACI loans, is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 20-quarter average net charge-off rate is used to estimate the ALLL for the home equity and other consumer loan classes. See further discussion of peer group loss factors above. The home equity and other consumer loan portfolios are not significant components of the overall loan portfolio.
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
No ALLL related to 1-4 single family residential ACI pools was recorded at September 30, 2019 or December 31, 2018.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at September 30, 2019 or December 31, 2018. Commercial ACI loans are not a significant portion of the loan portfolio.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period:	$109,931	$144,795
Provision for (recovery of) loan losses:
1-4 single family residential	704	(55)
Home equity loans and lines of credit	(152)	(223)
Other consumer loans	(113)	612
Multi-family	(2,265)	(10,644)
Non-owner occupied commercial real estate	(2,029)	(10,026)
Construction and land	(251)	(1,467)
Owner occupied commercial real estate	(2,729)	2,490
Commercial and industrial(1)	13,682	23,944
National commercial lending platforms
Pinnacle	(135)	(55)
Bridge - franchise finance	3,582	1,400
Bridge - equipment finance	(2,599)	4,410
Small business finance	476	2,899
Mortgage warehouse lending	1,202	57
Total Provision	9,373	13,342
Charge-offs:
1-4 single family residential	—	(979)
Other consumer loans	—	(265)
Non-owner occupied commercial real estate	(1,626)	—
Owner occupied commercial real estate	(89)	(5,432)
Commercial and industrial(2)	(9,470)	(26,342)
National commercial lending platforms
Bridge - franchise finance	(1,285)	—
Small business finance	(1,515)	(2,969)
Total Charge-offs	(13,985)	(35,987)
Recoveries:
Home equity loans and lines of credit	151	218
Other consumer loans	21	275
Non-owner occupied commercial real estate	82	7
Owner occupied commercial real estate	36	96
Commercial and industrial	2,032	1,695
National commercial lending platforms
Bridge - franchise finance	—	2
Bridge - equipment finance	4	—
Small business finance	817	297
Total Recoveries	3,143	2,590
Net Charge-offs:	(10,842)	(33,397)
Balance at end of period	$108,462	$124,740

(1)	Includes provision of $12.2 million related to taxi medallion loans during the nine months ended September 30, 2018.

(2)	Includes charge-offs of $14.2 million related to taxi medallion loans during the nine months ended September 30, 2018.

The following table shows the distribution of the ALLL at the dates indicated (dollars in thousands):

	September 30, 2019		December 31, 2018
	Total	%(1)	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$11,330	24.3%	$10,626	22.4%
Other consumer loans	69	0.1%	162	0.1%
	11,399	24.4%	10,788	22.5%
Commercial:
Multi-family	5,134	9.7%	7,399	11.8%
Non-owner occupied commercial real estate	24,940	21.0%	28,512	21.0%
Construction and land	926	0.8%	1,177	1.0%
Owner occupied commercial real estate	4,013	8.5%	6,795	9.1%
Commercial and industrial	38,233	19.6%	31,991	19.6%
National commercial lending platforms
Pinnacle	740	5.3%	875	6.6%
Bridge - franchise finance	7,857	2.6%	5,560	2.4%
Bridge - equipment finance	6,963	3.0%	9,558	2.9%
Small business finance	5,967	1.1%	6,189	1.1%
Mortgage warehouse lending	2,290	4.0%	1,087	2.0%
	97,063	75.6%	99,143	77.5%
	$108,462	100.0%	$109,931	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL at September 30, 2019 decreased $1.5 million from the balance at December 31, 2018, to 0.47% of total loans from 0.50% of total loans. One factor contributing to this decline is a shift in portfolio mix; at September 30, 2019 the residential and mortgage warehouse portfolio segments, which carry lower reserves than the portfolio average, constituted a larger percentage of the total loan portfolio. Factors influencing the change in the ALLL related to specific loan types at September 30, 2019 as compared to December 31, 2018 include:

•	A decrease of $2.3 million for multi-family loans was primarily attributable to a decrease in the balance of loans outstanding and a decrease in quantitative and qualitative loss factors.

•	A decrease of $3.9 million for non-owner occupied commercial real estate loans was primarily attributable to a decrease in quantitative and qualitative loss factors.

•	A decrease of $2.8 million for owner occupied commercial real estate loans was primarily attributable to a decrease in quantitative and qualitative loss factors and a decrease in specific reserves.

•	An increase of $7.5 million for other commercial and industrial loans was primarily attributable to loan growth and increases in specific reserves and classified loans.

•	An increase of $2.3 million for franchise finance loans was primarily attributable to an increase in classified loans and to a smaller effect, loan growth.

•	A decrease of $2.6 million for equipment finance loans was primarily attributable to a decrease in the specific reserve for one impaired loan relationship and a decline in qualitative loss factors.

•	An increase of $1.2 million for mortgage warehouse lending loans was primarily attributable to an increase in qualitative loss factors.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.

Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,963,955	—%	$3,369,393	—%	$3,835,248	—%	$3,327,521	—%
Interest bearing	1,872,573	1.42%	1,592,908	1.13%	1,783,611	1.39%	1,604,666	1.07%
Money market	10,710,621	1.89%	10,214,843	1.49%	10,878,975	1.91%	10,314,470	1.30%
Savings	196,696	0.23%	268,405	0.25%	214,315	0.26%	296,419	0.26%
Time	6,845,643	2.41%	6,728,915	1.90%	6,898,947	2.37%	6,507,726	1.71%
	$23,589,488	1.67%	$22,174,464	1.35%	$23,611,096	1.68%	$22,050,802	1.19%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of September 30, 2019 (in thousands):

Three months or less	$590,519
Over three through six months	1,407,226
Over six through twelve months	1,132,179
Over twelve months	215,673
$3,345,597
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances to fund growth in interest earning assets; the advances provide us with additional flexibility in managing both term and cost of funding. FHLB advances are secured by FHLB stock, qualifying residential first mortgage and commercial real estate loans, and MBS.
The contractual balance of FHLB advances outstanding at September 30, 2019 is scheduled to mature as follows (in thousands):

Maturing in:
2019—One month or less	$1,275,000
2019—Over one month	300,000
2020	3,106,000
2021	250,000
Total contractual balance outstanding	4,931,000
Cumulative fair value hedging adjustments	(362)
Carrying value	$4,930,638
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.

Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Senior notes	$394,912	$394,390
Finance leases	8,920	8,359
	$403,832	$402,749
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
The Bank utilizes federal funds purchased to manage the daily cash position. At September 30, 2019, the Company had $175 million in federal funds purchased.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At September 30, 2019 and December 31, 2018, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.
Stockholders' equity remained relatively flat at September 30, 2019 compared to December 31, 2018. The repurchase of common shares and payment of dividends were largely offset by the retention of earnings. Our dividend payout ratio was 27.0% and 28.2% for the three and nine months ended September 30, 2019, respectively, compared to 23.6% and 25.5% for the three and nine months ended September 30, 2018, respectively.
In January 2019, the Company's Board of Directors authorized a now completed repurchase program under which the Company repurchased approximately 4.4 million shares of its common stock for an aggregate purchase price of $150 million, at a weighted average price of $34.39 per share. In September 2019 the Board of Directors of the Company authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. The new repurchase program replaces the Company's prior repurchase program. The following table provides information regarding regulatory capital for the Company and the Bank as of September 30, 2019 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,858,392	8.66%	N/A (1)	N/A (1)	$1,320,013	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,858,392	12.22%	$1,520,940	6.50%	$1,052,959	4.50%	$1,637,936	7.00%
Tier 1 risk-based capital	$2,858,392	12.22%	$1,871,927	8.00%	$1,403,945	6.00%	$1,988,922	8.50%
Total risk based capital	$2,969,755	12.69%	$2,339,908	10.00%	$1,871,927	8.00%	$2,456,904	10.50%
BankUnited:
Tier 1 leverage	$3,010,295	9.14%	$1,646,170	5.00%	$1,316,936	4.00%	N/A	N/A
CET1 risk-based capital	$3,010,295	12.91%	$1,515,958	6.50%	$1,049,509	4.50%	$1,632,570	7.00%
Tier 1 risk-based capital	$3,010,295	12.91%	$1,865,794	8.00%	$1,399,345	6.00%	$1,982,406	8.50%
Total risk based capital	$3,121,658	13.38%	$2,332,242	10.00%	$1,865,794	8.00%	$2,448,854	10.50%

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
For the nine months ended September 30, 2019 and 2018 net cash provided by operating activities was $412.2 million and $403.9 million, respectively. When compared with the nine months ended September 30, 2018, operating cash flows were negatively impacted by approximately $193 million as a result of the daily cash settlement of derivative positions. These settlements, which are reported in cash flows from operating activities, are directly affected by changes in market interest rates. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $49.1 million and $249.6 million for the nine months ended September 30, 2019 and 2018, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment of ACI loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At September 30, 2019, unencumbered investment securities totaled $5.8 billion. At September 30, 2019, BankUnited had available borrowing capacity at the FHLB of $4.0 billion, unused borrowing capacity at the FRB of $476 million and unused Federal funds lines of credit totaling $85 million. Management also has the ability to exert substantial control over the rate and timing of growth of the loan portfolio, and resultant requirements for liquidity to fund loans.
Continued growth of deposits and loans are the most significant trends expected to impact the Bank’s liquidity in the near term.
The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. One primary measure of liquidity monitored by management is the 30-day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. BankUnited’s liquidity is considered acceptable if the 30-day total liquidity ratio exceeds 100%. At September 30, 2019, BankUnited’s 30-day total liquidity ratio was 207%. Management also monitors a one-year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At September 30, 2019, BankUnited’s one-year liquidity ratio was 168%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of wholesale funding to total assets, a measure of available liquidity to volatile liabilities, the ratio of brokered deposits to total deposits, the ratio of FHLB advances to total funding, the percentage of investment securities backed by the U.S. government and government agencies and concentrations of large deposits. At September 30, 2019, BankUnited was within acceptable limits established by the ALCO and the Board of Directors for each of these measures. The Company also has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. Currently, the most likely rate scenario contemplates three 25 basis point rate cuts over the forecast horizon. The following table illustrates the guidelines set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at September 30, 2019 and December 31, 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Guidelines:
In year 1	(10.0)%	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(13.0)%	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at September 30, 2019 - increase (decrease):
In year 1	(5.0)%	(1.9)%	0.7%	0.6%	(0.9)%	(3.4)%
In year 2	(9.9)%	(4.8)%	2.3%	4.5%	5.1%	4.7%
Model Results at December 31, 2018 - increase (decrease):
In year 1	(4.3)%	(0.8)%	0.3%	(0.9)%	(2.4)%	(5.6)%
In year 2	(9.7)%	(3.0)%	3.6%	4.4%	4.0%	3.1%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 200 basis points at September 30, 2019 or December 31, 2018 due to the relatively low level of market interest rates. The following table illustrates the acceptable guidelines as established by ALCO and the modeled change in EVE in the indicated scenarios at September 30, 2019 and December 31, 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Limits	(18.0)%	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at September 30, 2019 - increase (decrease):	(5.7)%	0.2%	(2.1)%	(4.9)%	(8.8)%	(13.1)%
Model Results at December 31, 2018 - increase (decrease):	0.6%	2.5%	(3.1)%	(7.5)%	(12.4)%	(17.3)%
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
Derivative Financial Instruments
Interest rate swaps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to hedge changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At September 30, 2019, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $3.1 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $250 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $2.4 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $2.5 billion at September 30, 2019. The aggregate fair value of these interest rate swaps and caps included in other assets was $56.6 million and the aggregate fair value included in other liabilities was $21.5 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers.
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
Non-GAAP Financial Measures
Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparability to other financial institutions. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at September 30, 2019 (in thousands except share and per share data):

Total stockholders' equity	$2,909,275
Less: goodwill and other intangible assets	77,685
Tangible stockholders’ equity	$2,831,590

Common shares issued and outstanding	95,070,399

Book value per common share	$30.60

Tangible book value per common share	$29.78

Non-loss share diluted earnings per share is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in understanding the impact of the covered loans and FDIC indemnification asset on the Company’s earnings for periods prior to the termination of the Single Family Shared-Loss Agreement. The following table reconciles this non-GAAP financial measurement to the comparable GAAP financial measurement of diluted earnings per common share for the three months ended September 30, 2018 (in millions except share and per share data, shares in thousands):

Three Months Ended September 30, 2018
Net Income (GAAP)	$97.3
Less Loss Share Contribution	(28.3)
Net Income as reported, minus Loss Share Contribution	$69.0
Diluted earnings per common share, excluding Loss Share Contribution:
Diluted earnings per common share (GAAP)	$0.90
Less: Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	(0.26)
Non-loss share diluted earnings per common share (non-GAAP)	$0.64
Non-loss share diluted earnings per share:
Loss Share Contribution	$28.3
Weighted average shares for diluted earnings per common share (GAAP)	104,384
Impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	0.27
Impact on diluted earnings per common share of Loss Share Contribution:
Loss Share Contribution, net of tax, allocated to participating securities	(1.0)
Weighted average shares for diluted earnings per common share (GAAP)	104,384
Impact on diluted earnings per common share of Loss Share Contribution allocated to participating securities (non-GAAP)	(0.01)
Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	$0.26

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

Three Months Ended September 30, 2018
Net Income As Reported	$97.3
Calculation of Loss Share Contribution:
Interest Income - Covered Loans (Accretion)	$81.3
Net impact of sale of covered loans	10.4
Amortization of FDIC Indemnification Asset	(48.3)
Loss Share Earnings	43.4
Hypothetical interest income on alternate assets (1)	(4.9)
Loss Share Contribution, pre-tax	38.5
Income taxes (2)	(10.2)
Loss Share Contribution, after tax	$28.3

Net Income as reported, minus Loss Share Contribution	$69.0

Diluted Earnings Per Common Share, as Reported	$0.90
Earnings Per Share, Loss Share Contribution	(0.26)
Non-Loss Share Diluted Earnings Per Share	$0.64

(1)	See section entitled "Supplemental Calculations - Calculation of Hypothetical Interest Income on Alternate Assets" below for calculation of these amounts and underlying assumptions.
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

Three Months Ended September 30, 2018
Average Balances (1)
Average Covered Loans	$408
Average FDIC Indemnification Asset	170
Average Loss Share Asset	$578

Yield
Yield on securities - reported (2)	3.41%
Hypothetical interest income on alternate assets	$4.9

(1)	Calculated as the simple average of beginning and ending balances reported for each period.
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
During the quarter ended September 30, 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
We received a subpoena from the United States Department of Justice in October 2019 requesting documentation related to the taxi medallion line of business formerly conducted by the Bank. We are cooperating with this investigation.
Item 1A.   Risk Factors
 Possible replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition and results of operations.
In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, no final consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, although alternative reference rates such as SOFR are under consideration, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. There is uncertainty with respect to the impact a potential discontinuation of LIBOR may have on credit, securities and derivatives markets broadly. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the markets in which we lend to customers and the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
Management is in the process of evaluating the impact of the Company's possible transition from LIBOR to an alternative reference rate. To date, the Company has completed a gap assessment, identified the population of its current exposures to LIBOR-indexed instruments and the systems and models that may be impacted by the transition, established a formal governance structure for its LIBOR transition, updated the standard fall-back language incorporated in new bilateral loan agreements, and has prepared and is in the process of executing a detailed implementation plan.

There have been no material changes in the other risk factors disclosed by the Company in its 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1 - July 31, 2019	236,990	$33.48	236,990	$—
August 1 - August 31, 2019	—	—	—	$—
September 1 - September 30, 2019	—	—	—	$150,000,000
Total	236,990	$33.48	236,990

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)
On September 12, 2019, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. Under this authorization, $150,000,000 remained available for purchase at September 30, 2019.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of November 2019.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer