Form 10-K
period 2019-12-31
BankUnited, Inc.
filed 2020-02-28
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2019 was 3,190,724,266
The number of outstanding shares of the registrant common stock, $0.01 par value, as of February 26, 2020 was 93,719,239.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the 2020 annual meeting of stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II. Item 5 and Part III. Items 10, 11, 12, 13 and 14.

BANKUNITED, INC.
Form 10-K
For the Year Ended December 31, 2019

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-K, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ARM	Adjustable rate mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
Basel Committee	International Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956
BHC	Bank holding company
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CCA	Cloud Computing Arrangements
CET1	Common Equity Tier 1 capital
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CLOs	Collateralized loan obligations
CMOs	Collateralized mortgage obligations
Commercial Shared-Loss Agreement	A commercial and other loans shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
Covered assets	Assets covered under the Loss Sharing Agreements
Covered loans	Loans covered under the Loss Sharing Agreements
CRA	Community Reinvestment Act
CUSIP	Committee on Uniform Securities Identification Procedures
DIF	Deposit insurance fund
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHA loan	Loan guaranteed by the Federal Housing Administration
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank

FSB Acquisition	Acquisition of substantially all of the assets and assumption of all of the non-brokered deposits and substantially all of the other liabilities of BankUnited, FSB from the FDIC on May 21, 2009
FSB Loans	1-4 single family residential loans acquired in the FSB Acquisition that were formally covered by the Single Family Shared-Loss Agreement
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	The Gramm-Leach-Bliley Financial Modernization Act of 1999
GNMA	Government National Mortgage Association
HTM	Held to maturity
IPO	Initial public offering
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSRs	Mortgage servicing rights
Non-Covered Loans	Loans other than those covered under the Loss Sharing Agreements
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
Proxy Statement	Definitive proxy statement for the Company's 2019 annual meeting of stockholders
PSU	Performance Share Unit
Pinnacle	Pinnacle Public Finance, Inc.
ROU Asset	Right-of-use Asset
RSU	Restricted Share Unit
SAR	Share Appreciation Right
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
Single Family Shared-Loss Agreement	A single-family loan shared-loss agreement entered into with the FDIC in connection with the FSB Acquisition
SOFR	Secured Overnight Financing Rate
REIT	Real Estate Investment Trust
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
VIEs	Variable interest entities
2010 Plan	2010 Omnibus Equity Incentive Plan
2014 Plan	2014 Omnibus Equity Incentive Plan
401(k) Plan	BankUnited 401(k) Plan

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

PART I - FINANCIAL INFORMATION
Item 1. Business
Overview
BankUnited, Inc., with total consolidated assets of $32.9 billion at December 31, 2019, is a bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking services to individual and corporate customers through 74 banking centers located in 14 Florida counties and 5 banking centers in the New York metropolitan area. The Bank also provides certain commercial lending and deposit products through national platforms. The Company has built, primarily through organic growth, a premier commercially focused regional bank with a long-term value oriented business model serving primarily small and medium sized businesses. We endeavor to provide, through our experienced lending and relationship banking teams, personalized customer service and offer a full range of traditional banking products and services to both our commercial and consumer customers.
Our Market Areas
Our primary banking markets are Florida and the Tri-State market of New York, New Jersey and Connecticut. We believe both represent long-term attractive banking markets. In Florida, our largest concentration is in the Miami metropolitan statistical area; however, we are also focused on developing business in other markets in which we have a presence, such as the Broward, Palm Beach, Orlando, Tampa and Jacksonville markets. In 2019, we also began lending operations in Atlanta. We operate several national commercial lending platforms, purchase residential loans on a national basis through established correspondent channels and have a national commercial deposit business.
According to estimates from the United States Census Bureau and S&P Global Market Intelligence, from 2016 to 2019, Florida added over 1.0 million new residents, the second most of any U.S. state, had a total population of 21.8 million and a median household annual income of $58,586 in 2019. The Florida unemployment rate decreased to 2.5% at December 31, 2019. The Moody's home price index for Florida reflected a year over year increase of 3.7% at September 30, 2019. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the South region reflected a year over year increase of 1.67% at December 31, 2019. According to a report published in September 2019 by the University of Central Florida, personal income in Florida is expected to average 3.7% growth from 2019 to 2022 while Florida's Real Gross State Product is expected to expand at an average annual rate of 3.4% from 2019 to 2022.
We had five banking centers in metropolitan New York at December 31, 2019 serving the Tri-State area. Three banking centers were in Manhattan, one in Long Island and one in Brooklyn. According to the FDIC, at June 30, 2019, the Tri-State area had approximately $2.2 trillion in deposits, with the majority of the market concentrated in the New York metropolitan area. The Tri-State area had a total population of 32.0 million and a median household annual income of $76,999 in 2019, while the unemployment rate decreased to 3.6% at December 31, 2019. According to CoStar Commercial Repeat-Sale Indices, commercial real estate values in the Northeast region reflected a year over year increase of 2.23% at December 31, 2019.
Through two commercial lending subsidiaries of BankUnited, we engage in equipment, franchise and municipal finance on a national basis. The Bank originates small business loans through programs sponsored by the SBA and to a lesser extent the USDA and provides mortgage warehouse finance on a national basis. We also offer a suite of commercial deposit and cash management products through a national platform.
Products and Services
Lending and Leasing
General—Our primary lending focus is to serve small, middle-market and larger corporate businesses with a variety of financial products and services, while maintaining a disciplined credit culture.
We offer a full array of lending products that cater to our customers' needs and have attracted and invested in experienced lending teams in our Florida, Tri-State and national markets. At December 31, 2019, our loan portfolio included $23.2 billion in loans, including $17.5 billion in commercial and commercial real estate loans and $5.7 billion in residential and other consumer loans.

Commercial loans—Our commercial loans, which are generally made to growing small business, middle-market and larger corporate entities, include equipment loans, secured and unsecured lines of credit, formula-based loans, owner-occupied commercial real estate term loans and lines of credit, mortgage warehouse lines, letters of credit, SBA product offerings, trade finance and business acquisition finance credit facilities.
Through the Bank's two commercial lending subsidiaries, we provide municipal, equipment and franchise financing on a national basis. Pinnacle, headquartered in Scottsdale, Arizona, provides financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond refundings and loan agreements. Bridge offers large corporate and middle market businesses equipment loans and leases including finance lease and operating lease structures through its equipment finance division. Bridge offers franchise equipment, acquisition and expansion financing through its franchise division. Bridge is headquartered in Baltimore, Maryland. SBF offers an array of SBA, and to a lesser extent, USDA loan products on a national basis. We typically sell the government guaranteed portion of the loans SBF originates on a servicing retained basis, and retain the unguaranteed portion in portfolio. We also engage in residential mortgage warehouse lending on a national basis.
Commercial real estate loans—We offer term financing for the acquisition or refinancing of properties, primarily rental apartments, mixed-use commercial properties, industrial properties, warehouses, retail shopping centers, free-standing single-tenant buildings, office buildings and hotels. Other products that we provide include real estate secured lines of credit, and, to a limited extent, acquisition, development and construction loan facilities and construction financing. Construction lending is not a primary area of focus for us; construction and land loans comprised 1.1% of the loan portfolio at December 31, 2019.
Residential mortgages—The residential loan portfolio is primarily comprised of loans purchased on a national basis through select correspondent channels. This national purchase program allows us to diversify our loan portfolio, both by product type and geography. Residential loans purchased are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. A limited portion of the portfolio is secured by investor-owned properties. We do not originate or purchase negatively amortizing or sub-prime residential loans. We also acquire non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations. Such loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations.
Other consumer loans— Home equity loans and lines of credit and other consumer loans are not significant components of our loan portfolio or of our lending strategy.
Credit Policy and Procedures
We have established asset oversight committees to administer the loan portfolio and monitor and manage credit risk. These committees include: (i) the Executive Credit Committee, (ii) the Credit Risk Management Committee, (iii) the Asset Recovery Committee, (iv) the Criticized Asset Committee and (v) the Residential Credit Risk Management Committee. These committees meet at least quarterly.
The credit approval method used is a risk-based hierarchy of individual or committee authorities for new credits and renewals, supplemented by annual reviews of existing credits. The Credit Risk Management Committee approves authorities for lending and credit personnel, which are ultimately submitted to our Board for ratification. Credit authorities are based on position, capability and experience of the individuals filling these positions. Authorities are periodically reviewed and updated.
BankUnited has established in-house borrower lending limits which are significantly lower than its legal lending limit of approximately $475 million at December 31, 2019. In-house lending limits at December 31, 2019 ranged from $75 million to $150 million determined on a risk-based matrix considering borrower's financial condition and industry. These limits are reviewed periodically by the Credit Risk Management Committee and approved annually by the Board of Directors.
Deposits
We offer traditional deposit products including commercial and consumer checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of terms and rates as well as a robust suite of treasury and cash management services. We offer commercial and retail deposit products across our primary geographic footprint and certain commercial deposit and treasury management products and services nationally. We have a limited on-line deposit product offering. Our deposits are insured by the FDIC up to statutory limits. Demand deposit balances are concentrated in commercial and small business accounts. Our service fee schedule and rates are competitive with other financial institutions in our markets.

Investment Securities
The primary objectives of our investment policy are to provide liquidity, provide a suitable balance of high credit quality and diversified assets to the consolidated balance sheet, manage interest rate risk exposure, and generate acceptable returns given the Company's established risk parameters.
The investment policy is reviewed annually by our Board of Directors. Overall investment goals are established by our Board, Chief Executive Officer, Chief Financial Officer, and members of the ALCO. The Board has delegated the responsibility of monitoring our investment activities to ALCO. Day-to-day activities pertaining to the investment portfolio are conducted within the Company's Chief Investment Office and Treasury division under the supervision of the Chief Investment Officer and Chief Financial Officer.
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
Our Board has assigned responsibility to our Chief Risk Officer for maintaining a risk management framework to identify, measure, monitor, control and mitigate risks to the achievement of our strategic goals and objectives and ensure we operate in a safe and sound manner in accordance with the Board's stated risk appetite and Board approved policies. We have invested significant resources to establish a robust enterprise-wide risk management framework to support the planned growth of our Company and execution of our business strategy. Our framework is consistent with common industry practices and regulatory guidance and is appropriate to our size, structure and the complexity of our business activities. Significant elements include a Risk Appetite Statement and risk metrics approved by the Board, ongoing identification and assessments of risk, executive management level risk committees to oversee compliance with the Board approved risk policies and adherence to risk limits, and ongoing testing and reporting by independent internal audit, credit review, and regulatory compliance groups. Executive level oversight of the risk management framework is provided by the Enterprise Risk Management Committee, which is chaired by the Chief Risk Officer and attended by the senior executives of the Company. Reporting to the Enterprise Risk Management Committee are sub-committees dedicated to guiding and overseeing management of critical categories of risk, including the Credit Risk Management, Asset/Liability, Compliance Risk Management, Operational Risk Management, Corporate Disclosure, Technical Steering, Enterprise Data, Ethics, and Financial Crimes Compliance committees.
Marketing and Distribution
We conduct our banking business through 74 banking centers located in 14 Florida counties, 5 banking centers in the New York metropolitan area, and our national lending and commercial deposit gathering platforms. Our distribution network also includes ATMs, fully integrated on-line banking, mobile banking and a telephone banking service. We target small businesses, middle market and larger commercial enterprises, as well as individual consumers.
In order to market our products, we use local television, radio, digital, print and direct mail advertising as well as a variety of promotional activities.
Competition
Our markets are highly competitive. Our markets contain not only a large number of community and regional banks, but also a significant presence of the country's largest commercial banks. We compete with other state, national and international banks as well as savings associations, savings banks and credit unions with physical presence in our market areas or targeting our market areas digitally for deposits and loans. In addition, we compete with financial intermediaries such as FinTech companies, consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Our largest banking competitors in the Florida market include Truist, JPMorgan Chase, PNC, Regions Bank, TD Bank, Wells Fargo, Bank of America, First Horizon, Synovus and a number of community banks. In the Tri-State market, we also compete with, in addition to the national and international financial institutions listed, Capital One, Signature Bank, New York Community Bank, Valley National Bank, M&T Bank and numerous community banks.
Interest rates on both loans and deposits and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include convenience, quality of customer service, availability of on-line, mobile and remote banking products, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and ability to offer sophisticated cash management and other commercial banking services. While we continue to provide competitive interest rates on both depository and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and small and middle-market businesses, offering them a broad range of personalized services and sophisticated cash management tools tailored to their businesses.
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
Prompt Corrective Action
Under the FDIA, the federal bank regulatory agencies must take "prompt corrective action" against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to differential regulation corresponding to the capital category within which the institution falls. As of December 31, 2019, a depository institution was deemed to be "well capitalized" if the banking institution had a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% and a leverage ratio of 5.0% or greater, and the institution was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately-capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2019, BankUnited, Inc. and BankUnited were well capitalized.
Source of strength
All companies, including BHCs, that directly or indirectly control an insured depository institution, are required to serve as a source of strength for the institution. Under this requirement, BankUnited, Inc. in the future could be required to provide financial assistance to BankUnited should it experience financial distress. Such support may be required at times when, absent this statutory and Federal Reserve Policy requirement, a BHC may not be inclined to provide it.
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
The CRA requires bank regulators to take into account the bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve Board is required to consider the CRA records of a BHC's controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. If BankUnited, Inc. or BankUnited applies for regulatory approval to make certain investments, the regulators will consider the CRA record of target institutions and BankUnited, Inc.'s depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. Following its most recent CRA performance evaluation in September 2018, BankUnited received an overall rating of "Satisfactory."
Employees
At December 31, 2019, we employed 1,493 full-time employees and 18 part-time employees. None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments- Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The adoption of the CECL model will significantly impact the methodology used to determine our ALLL and will require us to increase our ALLL, resulting in an adverse impact to our financial condition, regulatory capital levels and results of operations. Moreover, the CECL model may create more volatility in the level of our ALLL. The ASU will be effective for us on January 1, 2020. Note 1 to the consolidated financial statements provides further information about the expected impact of the adoption of ASU 2016-13.

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

  The anticipated discontinuance of the LIBOR benchmark interest rate may have an impact on our business, financial condition and results of operations.
In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, no final consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, although alternative reference rates such as SOFR are under consideration, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, derivatives, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. There is uncertainty with respect to the impact the likely discontinuation of LIBOR may have on credit, securities and derivatives markets broadly. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the markets in which we lend to customers and the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
To manage the Company's likely transition from LIBOR to one or more alternative reference rates, we have completed a gap assessment, identified the population of our current exposures to LIBOR-indexed instruments and the systems and models that may be impacted by the transition, established a formal governance structure for LIBOR transition, updated the standard fall-back language incorporated in new bilateral loan agreements, and have prepared and are in the process of executing a detailed implementation plan.
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
Optimizing risk adjusted returns and continued organic, diversified growth of our loan and deposit customer base are essential components of our business strategy. Commercial and consumer banking, for both loan and deposit products, in our primary markets is highly competitive. Our ability to achieve profitable organic growth is also dependent on economic conditions, on the interest rate environment, which is in turn dependent to a large degree on fiscal and monetary policy, and on depositor behavior and preferences. There is no guarantee that we will be able to successfully or profitably execute our fundamental business strategy.
While acquisitions have not historically been a primary component of our business strategy, we opportunistically consider potential acquisitions of financial institutions and complementary non-bank businesses. There are risks that may inhibit our ability to successfully execute such acquisitions. We compete with other financial institutions for acquisition opportunities and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we do identify suitable candidates, there is no assurance that we will be able to obtain the required regulatory approvals in order to acquire them. If we do succeed in consummating future acquisitions, acquisitions involve risks that the acquired businesses may not achieve anticipated results. In addition, the process of integrating acquired entities may divert significant management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions or complementary businesses we may acquire.
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
Hurricanes and other weather-related events or other natural disasters, man-made disasters, and pandemic outbreaks could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.
Our geographic markets in Florida and other coastal areas are susceptible to severe weather, including hurricanes, flooding and damaging winds. The occurrence of a hurricane or other natural disaster to which our markets are susceptible;a man-made catastrophe such as terrorist activity; or pandemic outbreaks and other global health emergencies could disrupt our operations, result in damage to our facilities, jeopardize our ability to continue to provide essential services to our customers and negatively affect the local economies in which we operate. These events may lead to a decline in loan originations, an increase in deposit outflows, reduce or destroy the value of collateral for our loans, particularly real estate, negatively impact the business operations of our customers, and cause an increase in delinquencies, foreclosures and loan losses. Our business and results of operations may be materially, adversely impacted by these and other negative effects of such events.
Our portfolio of operating lease equipment is exposed to fluctuations in the demand for and valuation of the underlying assets.
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
We believe that our continued growth and future success will depend in large part on the skills of our senior management team and key personnel. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships could be difficult to replicate. The composition of our senior management team and our other key personnel may change over time. Although our Chairman, President and Chief Executive Officer has entered into an employment agreement with us, he may not complete the term of his employment agreement or renew it upon expiration. Other members of our senior management team are not subject to employment agreements. Our success also depends on the experience of other key personnel and on their relationships with the customers and communities they serve. The loss of service of one or more of our executive officers or key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
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
The processes we use to forecast future performance and estimate expected credit losses, the effects of changing interest rates, sources and uses of liquidity, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting tools and models. These tools and models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the tools and models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If these tools prove to be inadequate or inaccurate, our strategic planning processes, earnings and capital may be adversely impacted.
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
Share Price Volatility
The price of our common stock may be volatile or may decline. The price of our common stock may fluctuate as a result of a number of factors, many of which are outside of management's control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies, including BankUnited, Inc. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in the Company's operating results and financial condition;

•	changes in interest rates;

•	failure to meet analysts' revenue or earnings estimates;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors; and

•	actions by institutional shareholders.
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
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewed loans, gather deposits, process customer transactions, provide customer service, facilitate collections, and share data across our organization. The failure of these systems could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits, process customer transactions, provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We are dependent on third-party service providers for significant aspects of our business infrastructure, information technology, and telecommunications systems.
We rely on third parties to provide key components of our business infrastructure and major systems including, but not limited to, core banking systems such as loan servicing and deposit transaction processing systems, our electronic funds transfer transaction processing, cash management and online banking services. While we have an established third party risk management framework and select and monitor the performance of third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or the termination of a third-party software license or service agreement on which any of these systems is based, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. In many cases, our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Financial or operational difficulties of a third-party vendor could also adversely affect our operations if those difficulties interfere with the vendor's ability to serve us effectively or at all. Replacing these third-party vendors could also create significant delays and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
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
We are subject to extensive regulation, supervision, and legal requirements that govern almost all aspects of our operations, see Item 1 "Business—Regulation and Supervision." Intended to protect customers, depositors, the DIF, and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that BankUnited can pay to BankUnited, Inc., restrict the ability of institutions to guarantee our debt, and impose specific accounting requirements on us. Banking regulators may also from time to time focus on issues that may impact the pace of growth of our business, our ability to execute our business strategy and our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal banking agencies, including the OCC and Federal Reserve Board, periodically conduct examinations of our business, including compliance with laws and regulations. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, remedial actions, administrative orders and other penalties, any of which could adversely affect our results of operations and capital base.
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

In addition to the acquisition of existing financial institutions, as opportunities arise, we may continue de novo branching as a part of our organic growth strategy and possibly enter into new markets through de novo branching. De novo branching and any acquisition carries with it numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.
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
Insured depository institutions such as BankUnited are required to pay deposit insurance premiums to the FDIC. If the current level of deposit premiums is insufficient for the DIF to meet its funding requirements in the future, special assessments or increases in deposit insurance premiums may be required. A change in BankUnited's risk classification within the FDIC's risk-based assessment framework could also result in increased deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures in the future, we may be required to pay FDIC premiums higher than current levels. Any future additional assessments or increases in FDIC insurance premiums may adversely affect our results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
BankUnited's corporate headquarters is located in Miami Lakes, Florida. The headquarters space is used for office and operations. At December 31, 2019, we provided banking services at 79 banking centers located in Florida and New York. In Florida, we had 74 banking centers in 14 counties. Of the 74 Florida banking centers, we leased 72 locations and owned 2 locations. In New York, we leased 5 banking centers, including 3 banking centers in New York City, 1 banking center in Brooklyn and 1 banking center in Melville.
For our two commercial lending subsidiaries, we leased office and operations space in Hunt Valley, Maryland to house Bridge Funding Group and operations space in Scottsdale, Arizona to house Pinnacle.
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
We received a subpoena from the United States Department of Justice in October 2019 requesting documentation related to the taxi medallion line of business formerly conducted by the Bank. We are cooperating with this request.
Item 4. Mine Safety Disclosures
None.

PART II - FINANCIAL INFORMATION

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Shares of our common stock trade on the NYSE under the symbol "BKU". The last sale price of our common stock on the NYSE on February 26, 2020 was $31.46 per share. As of February 26, 2020, there were 551 stockholders of record of our common stock.
Equity Compensation Plan Information
The information set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the Company's 2020 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.
Dividend Policy
The Company declared a quarterly dividend of $0.21 per share on its common stock for each of the four quarters of 2019 and 2018, resulting in total dividends for 2019 and 2018 of $83.2 million and $89.9 million, respectively, or $0.84 per common share for each of the years ended December 31, 2019 and 2018. Dividends from the Bank are the principal source of funds for the payment of dividends on our common stock. The Bank is subject to certain restrictions that may limit its ability to pay dividends to us. See "Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions". The quarterly dividends on our common stock are subject to the discretion of our board of directors and dependent on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in financing instruments and other factors that our board of directors may deem relevant.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between December 31, 2014 and December 31, 2019, with the comparative cumulative total return of such amount on the S&P 500 Index and the S&P 500 Bank Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
BankUnited, Inc.	100.00	115.28	123.70	135.79	102.88	141.64
S&P 500 Index	100.00	115.26	129.05	157.22	150.33	173.86
S&P 500 Bank Index	100.00	116.49	144.81	177.47	148.30	180.55
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
October 1 – October 31, 2019	123,176	$32.72	123,176	$145,969,701
November 1 – November 30, 2019	—	—	—	$145,969,701
December 1 – December 31, 2019	—	—	—	$145,969,701
Total	123,176	$32.72	123,176

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)
On September 12, 2019, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. Under this authorization, $145,969,701 remained available for purchase at December 31, 2019.

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

	At December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$214,673	$382,073	$194,582	$448,313	$267,500
Investment securities	7,769,237	8,166,878	6,690,832	6,073,584	4,859,539
Loans, net	23,046,317	21,867,077	21,271,709	19,242,441	16,510,775
FDIC indemnification asset	—	—	295,635	515,933	739,880
Operating lease equipment, net	698,153	702,354	599,502	539,914	483,518
Total assets	32,871,293	32,164,326	30,346,986	27,880,151	23,883,467
Deposits	24,394,591	23,474,223	21,878,479	19,490,890	16,938,501
FHLB advances	4,480,501	4,796,000	4,771,000	5,239,348	4,008,464
Notes and other borrowings	429,338	402,749	402,830	402,809	402,545
Total liabilities	29,890,514	29,240,493	27,320,924	25,461,722	21,639,569
Total stockholder's equity	2,980,779	2,923,833	3,026,062	2,418,429	2,243,898

	Years Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands, except per share data)
Consolidated Income Statement Data:
Interest income	$1,281,870	$1,449,144	$1,204,461	$1,059,217	$880,816
Interest expense	529,085	399,051	254,189	188,832	135,164
Net interest income	752,785	1,050,093	950,272	870,385	745,652
Provision for loan losses	8,904	25,925	68,747	50,911	44,311
Net interest income after provision for loan losses	743,881	1,024,168	881,525	819,474	701,341
Non-interest income	147,204	132,022	157,904	106,417	102,224
Non-interest expense	487,089	740,540	634,968	590,447	506,672
Income before income taxes	403,996	415,650	404,461	335,444	296,893
Provision (benefit) for income taxes (1)	90,898	90,784	(209,812)	109,703	45,233
Net income	$313,098	$324,866	$614,273	$225,741	$251,660
Share Data:
Earnings per common share, basic	$3.14	$3.01	$5.60	$2.11	$2.37
Earnings per common share, diluted	$3.13	$2.99	$5.58	$2.09	$2.35
Cash dividends declared per common share	$0.84	$0.84	$0.84	$0.84	$0.84
Dividend payout ratio	26.75%	27.95%	14.99%	39.85%	35.75%

	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in thousands, except per share data)
Other Data (unaudited):
Financial ratios
Return on average assets	0.95%	1.05%	2.13%	0.87%	1.18%
Return on average common equity	10.63%	10.57%	23.36%	9.64%	11.62%
Yield on earning assets (2)	4.16%	5.04%	4.58%	4.51%	4.64%
Cost of interest bearing liabilities	2.09%	1.66%	1.12%	0.93%	0.84%
Tangible common equity to tangible assets	8.85%	8.87%	9.74%	8.42%	9.10%
Net interest margin (2)	2.47%	3.67%	3.65%	3.73%	3.94%
Loan to deposit ratio	95.07%	93.78%	98.04%	99.72%	98.50%
Tangible book value per common share	$30.52	$28.71	$27.59	$22.47	$20.90
Asset quality ratios
Non-performing loans to total loans (3)	0.88%	0.59%	0.81%	0.70%	0.44%
Non-performing assets to total assets (4)	0.63%	0.43%	0.61%	0.53%	0.35%
ALLL to total loans	0.47%	0.50%	0.68%	0.79%	0.76%
ALLL to non-performing loans (3)	53.07%	84.63%	83.53%	112.55%	172.23%
Net charge-offs to average loans(5)	0.05%	0.28%	0.38%	0.13%	0.10%

	At December 31,
	2019	2018	2017	2016	2015
Capital ratios
Tier 1 leverage	8.90%	8.99%	9.72%	8.41%	9.35%
CET1 risk-based capital	12.32%	12.57%	13.11%	11.63%	12.58%
Tier 1 risk-based capital	12.32%	12.57%	13.11%	11.63%	12.58%
Total risk-based capital	12.79%	13.08%	13.78%	12.45%	13.36%

(1)	Includes a discrete income tax benefit of $327.9 million during the year ended December 31, 2017.

(2)	On a tax-equivalent basis, at a federal income tax rate of 21% for 2019 and 2018, and 35% for years 2017, 2016 and 2015.

(3)
We define non-performing loans to include non-accrual loans, and loans, other than ACI loans and government insured residential loans, that are past due 90 days or more and still accruing. Contractually delinquent ACI loans on which interest continues to be accreted are excluded from non-performing loans.

(4)	Non-performing assets include non-performing loans, OREO and other repossessed assets.

(5)	The ratio of charge-offs of taxi medallion loans to average total loans was 0.18%, 0.28% and 0.06% for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Performance highlights include:

•
Net income for the year ended December 31, 2019 was $313.1 million, or $3.13 per diluted share, compared to $324.9 million, or $2.99 per diluted share, for the year ended December 31, 2018. Diluted earnings per share for the year ended December 31, 2019 represented a 33% increase over non-loss share diluted earnings per share for the year ended December 31, 2018 of $2.36. For the year ended December 31, 2019, the return on average stockholders' equity was 10.6% and the return on average assets was 0.95%. While a decline in earnings following the termination of the Residential Shared-Loss Agreement was expected, 2019 results demonstrate that we have already replaced a significant portion of the loss-share related earnings stream.

•
We are beginning to see the impact of our BankUnited 2.0 initiative on operating results and remain on track to achieve our previously disclosed target of incremental annual pre-tax impact of $40 million in cost reductions and $20 million in incremental revenue by mid-2021. Some of the significant milestones achieved to date include:

◦
We have completed the re-organization of our corporate and commercial business lines, better aligning teams with customer segments and creating specialty groups to focus on and support niche markets across banking teams.

◦	Our new commercial Card program is well positioned for a 2020 launch.

◦	New treasury management fee programs and enhanced customer penetration initiatives have been implemented.

◦
We have re-aligned our retail and small business banking teams with a focus on core deposit growth and growth in small business lending, begun implementation of an automated underwriting platform for small loans and begun to execute on our branch optimization strategy.

◦	Operational excellence initiatives such as robotic process automation and select expense management programs continue to gain momentum.

•
Net interest income for the year ended December 31, 2019 was $752.8 million, a decrease of $297.3 million from the prior year. The net interest margin, calculated on a tax-equivalent basis, was 2.47% for the year ended December 31, 2019, compared to 3.67% for the year ended December 31, 2018. The most significant reason for these expected declines in net interest income and the net interest margin for the year ended December 31, 2019 compared to the year ended December 31, 2018 was the decrease in accretion on formerly covered residential loans. See "Results of Operations" below for further discussion. The following chart provides a comparison of net interest margin, the interest rate spread, the average yield on interest earning assets and the average rate paid on interest bearing liabilities for the years ended December 31, 2019 and 2018 (on a tax equivalent basis):

•
Recurring operating expenses declined by 4% for the year ended December 31, 2019 compared to the year ended December 31, 2018, reflecting both the execution of our BankUnited 2.0 initiative and cost reductions resulting from the termination of the Residential Shared-Loss Agreement. See section entitled "Results of Operations—Non-Interest Expense" for further details.

•
Total deposits increased by $920 million for the year ended December 31, 2019, of which $674 million or 73% was non-interest bearing demand deposits. Non-interest bearing demand deposits increased by 19% in 2019, to 18% of total deposits at December 31, 2019. The following charts illustrate the composition of deposits at December 31, 2019 and 2018:

•
The average cost of total deposits increased to 1.63% for the year ended December 31, 2019 from 1.28% for 2018. The cost of deposits started to decline in the second half of 2019, declining by 0.03% during the third quarter and 0.19% during the fourth quarter.

•
Loans and leases, including operating lease equipment, grew by $1.2 billion or 5.2% during the year ended December 31, 2019, reflecting growth across all major lending categories with the exception of multi-family, owner occupied commercial real estate and Pinnacle. The following charts compare the composition of our loan and lease portfolio at December 31, 2019 and 2018:

(1) Includes operating lease equipment.

•
At December 31, 2019, 98% of the commercial loan portfolio was rated "pass" and 99% of the 1-4 single family residential portfolio, excluding government insured residential loans, was current. The ratio of non-performing loans to total loans was 0.88% and the ratio of non-performing assets to total assets was 0.63% at December 31, 2019.

•
During the year ended December 31, 2019, the Company repurchased approximately 4.5 million shares of its common stock for an aggregate purchase price of $154 million, at a weighted average price of $34.34 per share. During the first quarter of 2020, through February 14, 2020, the Company repurchased an additional 1.0 million shares of its common stock for an aggregate purchase price of $39 million, at a weighted average price of $33.63 per share.

•	Book value per common share grew to $31.33 at December 31, 2019 from $29.49 at December 31, 2018 while tangible book value per common share increased to $30.52 from $28.71 over the same period.

•
The Company’s and the Bank's capital ratios exceeded all regulatory “well capitalized” guidelines. The charts below present the Company's and the Bank's regulatory capital ratios compared to regulatory guidelines as of December 31, 2019 and 2018:

BankUnited, Inc:
BankUnited, N.A.:
Strategic Priorities
Management has identified the following strategic priorities for our Company:

•	Maximizing risk adjusted returns through a combination of sustainable, prudently managed organic growth and capital optimization.

•	Optimizing our deposit mix, emphasizing growth in non-interest bearing demand and other core deposits and lowering the cost of funds.

•
Continuing to execute on our BankUnited 2.0 initiative, emphasizing operational excellence, enhanced revenue streams consistent with our commercial focus, and growth of our small business customer base.

•	Maintaining a culture of disciplined credit underwriting.

•	Investing in technology to enhance delivery of tailored products and services to our customers and to streamline our infrastructure.

•	Providing robust digital-enabled customer experiences.

Challenges confronting our Company, some of which impact the banking industry more broadly, include:

•	The current interest rate environment, characterized by generally low interest rates, a flat yield curve, and relatively tight spreads, may impact our ability to achieve margin expansion.

•	Our cost of funds remains higher than that of most of our peers.

•	Competition for both loans and deposits may impact our ability to execute our profitable organic growth strategy.

•	While most domestic economic indicators remain favorable, uncertainty about future economic conditions as we move through the credit cycle may present challenges to our business strategy.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these accounting principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
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
Allowance for Loan and Lease Losses
The ALLL represents management's estimate of probable incurred loan losses inherent in the Company's loan portfolio at the balance sheet date. Determining the amount of the ALLL is considered a critical accounting estimate because of its complexity and because it requires significant judgment and estimation. Estimates that are particularly susceptible to change that may have a material impact on the amount of the ALLL include:

•	the selection of proxy data used to calculate quantitative loss factors for portfolio segments that have not yet exhibited an observable loss trend;

•	our evaluation of loss emergence and historical loss experience periods;

•	our evaluation of the risk profile of various loan portfolio segments, including internal risk ratings;

•	the value of underlying collateral, which may impact loss severity and certain cash flow assumptions for impaired, criticized and classified loans;

•	our selection and evaluation of qualitative loss factors; and

•	determination of the amount of specific reserves for impaired loans.
The adoption of ASU 2016-13 in the first quarter of 2020 will result in significant changes in the methodology used to determine the amount of the allowance for expected credit losses.
Note 1 to the consolidated financial statements describes the methodology used to determine the ALLL and provides further information about the expected impact of the adoption of ASU 2016-13.
Fair Value Measurements
The Company measures certain of its assets and liabilities at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis include investment securities available for sale, marketable equity securities, servicing rights, and derivative instruments. Assets that may be measured at fair value on a non-recurring basis include impaired loans or the underlying collateral, OREO and other repossessed assets, loans held for sale, goodwill, and impaired long-lived assets. The consolidated financial statements also include disclosures about the fair value of financial instruments that are not recorded at fair value.

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
When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analyses and option pricing models. These modeling techniques utilize assumptions that we believe market participants would use in pricing the asset or the liability.
Particularly for estimated fair values of assets and liabilities categorized within level 3 of the fair value hierarchy, the selection of different valuation techniques or underlying assumptions could result in fair value estimates that are higher or lower than the amounts recorded or disclosed in our consolidated financial statements. Considerable judgment may be involved in determining the amount that is most representative of fair value. The Company had no assets or liabilities measured at fair value on a recurring basis that were classified as level 3 at December 31, 2019.
Because of the degree of judgment involved in selecting valuation techniques and underlying assumptions, fair value measurements are considered critical accounting estimates.
Notes 1, 3, 10 and 14 to our consolidated financial statements contain further information about fair value estimates.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.
Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities and is the primary driver of core earnings. Net interest income is impacted by the mix of interest earning assets and interest bearing liabilities, the ratio of interest earning assets to total assets and of interest bearing liabilities to total funding sources, movements in market interest rates, the shape of the yield curve, levels of non-performing assets and pricing pressure from competitors.
The mix of interest earning assets is influenced by loan demand, market and competitive conditions in our primary lending markets, by management's continual assessment of the rate of return and relative risk associated with various classes of earning assets and liquidity considerations. The mix of interest bearing liabilities is influenced by the Company's liquidity profile, management's assessment of the desire for lower cost funding sources weighed against relationships with customers and growth expectations, our ability to attract and retain core deposit relationships, competition for deposits in the Company's markets and the availability and pricing of other sources of funds.

The following table presents, for the years ended December 31, 2019, 2018 and 2017, information about (i) average balances, the total dollar amount of taxable equivalent interest income from earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Non-accrual and restructured loans are included in the average balances presented in this table; however, interest income foregone on non-accrual loans is not included. Interest income, yields, spread and margin have been calculated on a tax-equivalent basis for loans and investment securities that are exempt from federal income taxes, at a federal tax rate of 21% during the years ended December 31, 2019 and 2018 and 35% during the year ended December 31, 2017 (dollars in thousands):

	2019			2018			2017
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest(1)	Yield/ Rate (1)
Assets:
Interest earning assets:
Non-covered loans	$22,553,250	$998,130	4.43%	$21,169,705	$847,588	4.00%	$19,478,071	$730,701	3.75%
Covered loans	—	—	—%	427,437	368,161	86.13%	544,279	300,540	55.22%
Total loans	22,553,250	998,130	4.43%	21,597,142	1,215,749	5.63%	20,022,350	1,031,241	5.15%
Investment securities (2)	8,231,858	284,849	3.46%	7,124,372	238,602	3.35%	6,658,145	201,363	3.02%
Other interest earning assets	555,992	19,902	3.58%	506,154	17,812	3.52%	543,338	14,292	2.63%
Total interest earning assets	31,341,100	1,302,881	4.16%	29,227,668	1,472,163	5.04%	27,223,833	1,246,896	4.58%
Allowance for loan and lease losses	(112,890)			(136,758)			(156,471)
Non-interest earning assets	1,625,579			1,878,284			1,758,032
Total assets	$32,853,789			$30,969,194			$28,825,394
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$1,824,803	25,054	1.37%	$1,627,828	18,391	1.13%	$1,586,390	12,873	0.81%
Savings and money market deposits	10,922,819	197,942	1.81%	10,634,970	146,324	1.38%	9,730,101	80,397	0.83%
Time deposits	6,928,499	162,184	2.34%	6,617,006	119,848	1.81%	6,094,336	77,663	1.27%
Total interest bearing deposits	19,676,121	385,180	1.96%	18,879,804	284,563	1.51%	17,410,827	170,933	0.98%
Short term borrowings	124,888	2,802	2.24%	48,940	1,035	2.11%	—	—	—%
FHLB advances	5,089,524	119,901	2.36%	4,637,247	92,234	1.99%	4,869,690	61,996	1.27%
Notes and other borrowings	403,704	21,202	5.25%	402,795	21,219	5.27%	402,921	21,259	5.28%
Total interest bearing liabilities	25,294,237	529,085	2.09%	23,968,786	399,051	1.66%	22,683,438	254,188	1.12%
Non-interest bearing demand deposits	3,950,612			3,389,191			3,069,565
Other non-interest bearing liabilities	662,590			538,575			443,019
Total liabilities	29,907,439			27,896,552			26,196,022
Stockholders' equity	2,946,350			3,072,642			2,629,372
Total liabilities and stockholders' equity	$32,853,789			$30,969,194			$28,825,394
Net interest income		$773,796			$1,073,112			$992,708
Interest rate spread			2.07%			3.38%			3.46%
Net interest margin			2.47%			3.67%			3.65%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $16.7 million, $17.5 million, and $29.4 million, and the tax-equivalent adjustment for tax-exempt investment securities was $4.3 million, $5.5 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	At fair value except for securities held to maturity.
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

	2019 Compared to 2018			2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Increase (Decrease)	Change Due to Volume	Change Due to Rate	Increase (Decrease)
Interest Income Attributable to:
Loans	$41,547	$(259,166)	$(217,619)	$88,401	$96,107	$184,508
Investment securities	38,410	7,837	46,247	15,267	21,972	37,239
Other interest earning assets	1,786	304	2,090	(1,316)	4,836	3,520
Total interest income	81,743	(251,025)	(169,282)	102,352	122,915	225,267
Interest Expense Attributable to:
Interest bearing demand deposits	2,756	3,907	6,663	442	5,076	5,518
Savings and money market deposits	5,888	45,730	51,618	12,411	53,516	65,927
Time deposits	7,266	35,070	42,336	9,276	32,909	42,185
Total interest bearing deposits	15,910	84,707	100,617	22,129	91,501	113,630
Short term borrowings	1,703	64	1,767	1,035	—	1,035
FHLB advances	10,509	17,158	27,667	(4,824)	35,062	30,238
Notes and other borrowings	64	(81)	(17)	—	(40)	(40)
Total interest expense	28,186	101,848	130,034	18,340	126,523	144,863
Increase (decrease) in net interest income	$53,557	$(352,873)	$(299,316)	$84,012	$(3,608)	$80,404

Net interest income, calculated on a tax-equivalent basis, was $773.8 million for the year ended December 31, 2019 compared to $1.1 billion for the year ended December 31, 2018, a decrease of $299.3 million. The decrease in net interest income was comprised of a decrease in tax-equivalent interest income of $169.3 million and an increase in interest expense of $130.0 million for the year ended December 31, 2019, compared to the year ended December 31, 2018.
The decrease in tax-equivalent interest income was comprised primarily of (i) decrease in interest income from loans of $217.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018; partially offset by (ii) an increase in interest income from investment securities of $46.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.
The decline in interest income from loans was mainly the result of the decrease in accretion on formerly covered residential loans. Interest income on formerly covered residential loans declined by $305.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Both the average balance of and yield on these loans declined. The decline in the average balance resulted from the sale of a substantial portion of the loans during 2018 in anticipation of the termination of the Single Family Shared-Loss Agreement. The decline in the yield was due primarily to changes in assumptions about the remaining period over which accretable yield would be realized, attributable to management's decision to retain certain loans beyond expiration of the Single Family Shared-Loss Agreement.

The following table presents further details of the composition of the tax equivalent yield on loans for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	2019			2018			2017
	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)	Average Balance	Interest (1)	Yield/ Rate (1)
Loans:
Non-covered loans	$22,369,837	$935,168	4.18%	$21,169,705	$847,588	4.00%	$19,478,071	$730,701	3.75%
Formerly covered loans	183,413	62,962	34.33%	427,437	368,161	86.13%	544,279	300,540	55.22%
Total loans	$22,553,250	$998,130	4.43%	$21,597,142	$1,215,749	5.63%	$20,022,350	$1,031,241	5.15%

(1)	On a tax-equivalent basis where applicable.
Increased interest income on loans, other than formerly covered residential loans, for the year ended December 31, 2019 compared to the year ended December 31, 2018 was attributable to increases in both the yield on and average balance of those loans. The tax-equivalent yield increased by 0.18% for the year ended December 31, 2019 compared to the year ended December 31, 2018, while the average balance outstanding increased by $1.2 billion for the year ended December 31, 2019 compared to the year ended December 31, 2018. The most significant factor contributing to the increased yield was the impact of increases in benchmark interest rates in 2018.
The average balance of investment securities increased by $1.1 billion for the year ended December 31, 2019 compared to the year ended December 31, 2018. The tax-equivalent yield increased to 3.46% from 3.35% for the year ended December 31, 2018, primarily due to increases in coupon interest rates, partially offset by increased prepayment speeds.
The primary components of the increase in interest expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 were an increase of $100.6 million in interest expense on deposits and an increase of $27.7 million in interest expense on FHLB advances.
The increase in interest expense on deposits was attributable to an increase in average interest bearing deposits of $796 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 and an increase in the average cost of interest bearing deposits of 0.45% to 1.96% for the year ended December 31, 2019 from 1.51% for the year ended December 31, 2018. This increase was generally driven by the growth of deposits in competitive markets and a rising short-term interest rate environment in 2018.
The increase in interest expense on FHLB advances resulted from an increase in the average cost of advances of 0.37% to 2.36% for the year ended December 31, 2019 from 1.99% for the year ended December 31, 2018. The increased cost was driven primarily by increased market rates. The average balance of advances increased by $452 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.
The impact of increases in benchmark interest rates throughout 2018 on yields and costs for 2019, in the aggregate, more than offset the impact of declines in those rates over the latter half of 2019.
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
For the years ended December 31, 2019 and 2018, the Company recorded provisions for loan losses of $8.9 million and $25.9 million, respectively. The provision for the year ended December 31, 2018 included a provision of $26.2 million related to taxi medallion loans.

The most significant factor contributing to the decrease in the provision for loan losses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was the reduction in the provision related to taxi medallion loans. Other contributing factors included (i) a decrease in the non-taxi provision related to specific reserves; and (ii) changes in the composition of portfolio growth; offset by (iii) net increases related to the relative impact on the provision of changes in certain quantitative and qualitative loss factors.
The provision for loan losses declined to $25.9 million for the year ended December 31, 2018 from $68.7 million for the year ended December 31, 2017 primarily due to a reduction in the provision related to taxi medallion loans.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Income from resolution of covered assets, net	$—	$11,551	$27,450
Net loss on FDIC indemnification	—	(4,199)	(22,220)
Gain on sale of covered loans, net	—	5,732	17,406
Other	—	1,214	1,626
Non-interest income related to the impact of transactions in the formerly covered assets	—	14,298	24,262
Deposit service charges and fees	16,539	14,412	13,180
Gain on sale of non-covered loans, net	12,119	10,132	10,183
Gain on investment securities, net	21,174	3,159	33,466
Lease financing	66,631	61,685	53,837
Other non-interest income	30,741	28,336	22,976
Non-interest income	$147,204	$132,022	$157,904
The decline in non-interest income related to the impact of transactions in the formerly covered assets resulted from the termination of the Single Family Shared-Loss Agreement in February 2019.
The most significant contributor to the increase in deposit service charges and fees for the year ended December 31, 2019 compared to the year ended December 31, 2018 was higher treasury management fee income, beginning to reflect the implementation of our BankUnited 2.0 initiative, particularly enhanced pricing discipline and greater customer penetration.
The most significant components of gain on sale of non-covered loans are (i) gains from the sale of Pinnacle loans totaling $2.4 million for the year ended December 31, 2019; (ii) gains on sales of the guaranteed portions of SBA loans totaling $4.8 million for the year ended December 31, 2019 compared to $8.6 million for the year ended December 31, 2018, and (iii) gains on sale of government insured residential loans totaling $4.8 million for the year ended December 31, 2019 compared to $1.2 million for the year ended December 31, 2018. The year-over-year fluctuations in gains on sales of SBA and government insured residential loans were primarily attributed to changes in the volume of loans sold.
Gain on investment securities, net for the year ended December 31, 2019 reflected (i) net realized gains of $18.5 million from the sale of investment securities available for sale, including $9.0 million in gains related to a strategic decision to sell certain formerly covered securities and (ii) net unrealized gains on marketable equity securities of $2.6 million, compared to net unrealized losses of $2.9 million for the year ended December 31, 2018. Gains from the sale of investment securities available for sale generally relate to the sale of securities in the course of managing the Company's liquidity position, portfolio duration and risk adjusted returns.
Period over period increases in income from lease financing generally corresponded to the average balance growth in the portfolio of operating lease equipment.

Non-Interest Expense
The following table presents the components of non-interest expense for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Employee compensation and benefits	$235,330	$254,997	$237,824
Occupancy and equipment	56,174	55,899	58,100
Amortization of FDIC indemnification asset	—	261,763	176,466
Deposit insurance expense	16,991	18,984	22,011
Professional fees	20,352	16,539	23,676
Technology and telecommunications	47,509	35,136	31,252
Depreciation of operating lease equipment	48,493	40,025	35,015
Loss on debt extinguishment	3,796	—	—
Other non-interest expense	58,444	57,197	50,624
Total non-interest expense	487,089	740,540	634,968

Less:
Amortization of FDIC indemnification asset	—	(261,763)	(176,466)
Depreciation of operating lease equipment	(48,493)	(40,025)	(35,015)
Loss on debt extinguishment	(3,796)	—	—
Costs incurred directly related to implementation of BankUnited 2.0	(14,802)	(1,899)	—
Recurring operating expenses (1)	$419,998	$436,853	$423,487

(1)
Recurring operating expenses is a non-GAAP measure. See section entitled "Non-GAAP Financial Measures" below for reconciliation of non-GAAP financial measurements to their comparable GAAP financial measurements.

Employee compensation and benefits
As is typical for financial institutions, employee compensation and benefits represents the single largest component of recurring non-interest expense. Employee compensation and benefits declined by $19.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a reduction in headcount.
Amortization of FDIC indemnification asset
The FDIC indemnification asset was amortized to zero during the fourth quarter of 2018 in light of the expected termination of the Single Family Shared-Loss Agreement
Deposit insurance expense
The decrease in 2019 was attributed to the discontinuance of the large bank surcharge assessment in the fourth quarter 2018.
Professional fees
Professional fees increased by $3.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily attributable to consulting services related to our BankUnited 2.0 initiative of $10.8 million in 2019.
Technology and telecommunications
Technology and telecommunications increased by $12.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase related primarily to investments we are making in cloud technology, our digital platforms, data initiatives and enhancement of some of our product offerings and risk management capabilities.

Depreciation of operating lease equipment
Depreciation of operating lease equipment increased by $8.5 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase generally corresponds to the average balance growth in the portfolio of operating lease equipment and includes an impairment charge of $1.9 million for the year ended December 31, 2019.
Loss on debt extinguishment
The loss on debt extinguishment during the year ended December 31, 2019 related to the extinguishment of certain higher cost FHLB advances.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities and deposit generation, expenses related to workouts and foreclosures, regulatory examination assessments, travel and general office expense. Other non-interest expense included a loss on the sale of one commercial OREO property of $2.4 million for the year ended December 31, 2019.
Costs incurred directly related to the implementation of our BankUnited 2.0 initiative during the year ended December 31, 2019 included professional fees of $10.8 million; branch closure expenses $2.4 million; and severance costs of $1.6 million. Costs directly related to BankUnited 2.0 for the year ended December 31, 2018 included professional fees of $1.9 million.
Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 was $90.9 million, $90.8 million and $(209.8) million, respectively. The effective income tax rate was 22.5%, 21.8% and (51.9)% for the years ended December 31, 2019, 2018 and 2017, respectively. The effective income tax rate differed from the statutory federal income tax rate of 21% for the year ended December 31, 2019 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax.

The benefit for income taxes and effective income tax rate for the year ended December 31, 2017 reflected a discrete income tax benefit of $327.9 million related to a matter that arose during an ongoing audit of the Company's 2013 federal income tax return. During that audit, the Company asserted that U.S. federal income taxes paid in respect of certain income previously reported by the Company on its 2012, 2013 and 2014 federal income tax returns related to the basis assigned to certain loans acquired in the FSB Acquisition should be refunded to the Company, in light of guidance issued after the relevant returns had been filed.
For more information about income taxes, see Note 9 to the consolidated financial statements.
Analysis of Financial Condition
Average interest-earning assets increased $2.1 billion to $31.3 billion for the year ended December 31, 2019 from $29.2 billion for the year ended December 31, 2018. This increase was driven by a $1.0 billion increase in the average balance of outstanding loans and a $1.1 billion increase in the average balance of investment securities.
Average interest bearing liabilities increased $1.3 billion to $25.3 billion for the year ended December 31, 2019 from $24.0 billion for the year ended December 31, 2018, due primarily to an increase of $0.8 billion in average interest bearing deposits. Average non-interest bearing deposits increased by $561 million to $4.0 billion for the year ended December 31, 2019.
Average stockholders' equity decreased by $126 million, due primarily to the repurchase of common stock, partially offset by the retention of earnings.

Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$70,243	$70,325	$39,885	$39,873	$24,981	$24,953
U.S. Government agency and sponsored enterprise residential MBS	2,018,853	2,022,175	1,885,302	1,897,474	2,043,373	2,058,027
U.S. Government agency and sponsored enterprise commercial MBS	366,787	370,976	374,569	374,787	233,522	234,508
Private label residential MBS and CMOs	1,001,337	1,012,177	1,539,058	1,534,198	613,732	628,247
Private label commercial MBS	1,719,228	1,724,684	1,486,835	1,485,716	1,033,022	1,046,415
Single family rental real estate-backed securities	467,459	470,025	406,310	402,458	559,741	562,706
Collateralized loan obligations	1,204,905	1,197,366	1,239,355	1,235,198	720,429	723,681
Non-mortgage asset-backed securities	194,171	194,904	204,372	204,067	119,939	121,747
State and municipal obligations	257,528	273,302	398,810	398,429	640,511	657,203
SBA securities	359,808	362,731	514,765	519,313	534,534	550,682
Other debt securities	—	—	1,393	4,846	4,090	9,120
Investment securities held to maturity	10,000	10,000	10,000	10,000	10,000	10,000
	$7,670,319	7,708,665	$8,100,654	8,106,359	$6,537,874	6,627,289
Marketable equity securities		60,572		60,519		63,543
		$7,769,237		$8,166,878		$6,690,832
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of December 31, 2019 was 4.5 years. The effective duration of the investment portfolio as of December 31, 2019 was 1.26 years. The model results are based on assumptions that may differ from actual results.

A summary of activity in the investment securities portfolio for the years ended December 31, 2019 and 2018 follows (in thousands):

Balance at December 31, 2017	$6,690,832
Purchases	4,138,994
Repayments, maturities and calls	(1,538,943)
Sales	(1,027,651)
Amortization of discounts and premiums, net	(12,644)
Change in unrealized gains	(83,710)
Balance at December 31, 2018	8,166,878
Purchases	3,896,234
Repayments, maturities and calls	(1,359,113)
Sales	(2,954,085)
Amortization of discounts and premiums, net	(13,318)
Change in unrealized gains	32,641
Balance at December 31, 2019	$7,769.237
The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of December 31, 2019, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$70,325	1.82%	$—	—%	$—	—%	$—	—%	$70,325	1.82%
U.S. Government agency and sponsored enterprise residential MBS	166,450	2.57%	927,658	2.50%	742,624	2.46%	185,443	2.44%	2,022,175	2.49%
U.S. Government agency and sponsored enterprise commercial MBS	2,700	2.90%	42,067	2.77%	207,775	2.62%	118,434	3.14%	370,976	2.80%
Private label residential MBS and CMOs	289,725	3.72%	562,030	3.54%	133,837	3.49%	26,585	3.26%	1,012,177	3.58%
Private label commercial MBS	48,536	3.81%	1,321,565	3.32%	333,763	2.97%	20,820	3.02%	1,724,684	3.26%
Single family rental real estate-backed securities	10,281	3.07%	209,447	2.90%	250,297	3.07%	—	—%	470,025	2.99%
Collateralized loan obligations	11,803	3.20%	923,270	3.47%	262,293	4.00%	—	—%	1,197,366	3.58%
Non-mortgage asset-backed securities	15,216	3.80%	112,911	3.01%	65,437	2.75%	1,340	2.61%	194,904	2.98%
State and municipal obligations	1,579	1.96%	28,390	2.85%	196,282	3.99%	47,051	4.08%	273,302	3.87%
SBA securities	68,478	2.94%	175,113	2.86%	82,638	2.81%	36,502	2.76%	362,731	2.86%
	$685,093	3.15%	$4,302,451	3.15%	$2,274,946	3.00%	$436,175	2.91%	7,698,665	3.09%
Marketable equity securities with no scheduled maturity									60,572	7.18%
Total investment securities available for sale and marketable equity securities									$7,759,237	3.12%
The investment securities available for sale portfolio was in a net unrealized gain position of $38.3 million at December 31, 2019 with aggregate fair value equal to 100.5% of amortized cost. Net unrealized gains included $60.0 million of gross unrealized gains and $21.6 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at December 31, 2019 had an aggregate fair value of $3.1 billion. At December 31, 2019, 99.2% of investment securities available for sale were backed by the U.S. Government, U.S. Government agencies or sponsored enterprises or were rated AAA, AA or A, based on the most recent third-party ratings. Investment securities available for sale totaling $62.9 million were not rated at December 31, 2019. These securities have been determined by management to be of investment grade quality.

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
No securities were determined to be other-than-temporarily impaired at December 31, 2019, 2018 and 2017, or during the years then ended.
We do not intend to sell securities in significant unrealized loss positions at December 31, 2019. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis. Unrealized losses in the portfolio at December 31, 2019 were primarily attributable to widening spreads.
The timely repayment of principal and interest on U.S. Treasury, SBA and U.S. Government agency and sponsored enterprise securities in unrealized loss positions is explicitly or implicitly guaranteed by the full faith and credit of the U.S. Government. Management performed projected cash flow analyses of the private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and non-mortgage asset-backed securities in unrealized loss positions, incorporating CUSIP level assumptions consistent with the collateral characteristics of each security including collateral default rate, voluntary prepayment rate, severity and delinquency assumptions. Based on the results of this analysis, no credit losses were projected. Management's analysis of the credit characteristics of individual securities and the underlying collateral and levels of subordination for each of the single family rental real estate-backed securities in unrealized loss positions is not indicative of projected credit losses.
For further discussion of our analysis of investment securities for OTTI, see Note 3 to the consolidated financial statements.
At December 31, 2019, 85%, 12% and 3% of CLOs were rated AAA, AA and A, respectively, based on the most recent third-party ratings, with a weighted-average subordination level at 41.2%, ranging from 25.3% to 48.1%. Management performs a thorough analysis prior to purchasing CLOs, including extensive vetting of the asset manager and stress testing of collateral. Management engages an independent third party to perform ongoing credit surveillance of the CLO portfolio, performs periodic stress testing of the portfolio and continuously monitors exposure, default status, and other relevant security characteristics.
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
We also have a quarterly price validation process to assess the propriety of the pricing methodologies utilized by our primary pricing services by independently verifying the prices of a sample of securities in the portfolio. Sample sizes vary based on the type of security being priced, with higher sample sizes applied to more difficult to value security types. Verification procedures may consist of obtaining prices from an additional outside source. We have established acceptable percentage deviations from the price provided by the initial pricing source. If deviations fall outside the established parameters, we will obtain and evaluate more detailed information about the assumptions and inputs used by each pricing source or, if considered necessary, employ an additional valuation source to price the security in question. Pricing issues identified through this evaluation are addressed with the applicable pricing service and methodologies or inputs are revised as determined necessary. Depending on the results of the validation process, sample sizes may be extended for particular classes of securities. Results of the validation process are reviewed by the treasury front office and by senior management.
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy.
For additional discussion of the fair values of investment securities, see Note 14 to the consolidated financial statements.
Loans Held for Sale
Loans held for sale at December 31, 2019 included $28.6 million of the guaranteed portion of SBA loans held for sale in the secondary market and $9.3 million of other commercial loans transferred to held for sale. At December 31, 2018, loans held for sale consisted entirely of the guaranteed portion of SBA loans. SBA loans are generally sold with servicing retained.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at December 31 of each of the years indicated (dollars in thousands):

	2019		2018		2017
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$5,661,119	24.5%	$4,948,989	22.5%	$4,699,198	22.0%
Multi-family	2,217,705	9.6%	2,585,421	11.8%	3,218,953	15.0%
Non-owner occupied commercial real estate	5,030,904	21.7%	4,688,880	21.4%	4,474,801	20.9%
Construction and land	243,925	1.1%	226,840	1.0%	310,484	1.4%
Owner occupied commercial real estate	2,062,808	8.9%	2,119,880	9.6%	2,012,742	9.4%
Commercial and industrial	4,655,349	20.1%	4,358,526	19.8%	3,678,439	17.3%
Pinnacle	1,202,430	5.2%	1,462,655	6.6%	1,524,650	7.1%
Bridge - franchise finance	627,482	2.6%	517,305	2.4%	434,582	2.0%
Bridge - equipment finance	684,794	3.0%	636,838	2.9%	603,267	2.8%
Mortgage warehouse lending	768,472	3.3%	431,674	2.0%	459,388	2.1%
Total loans	23,154,988	100.0%	21,977,008	100.0%	21,416,504	100.0%
Allowance for loan and lease losses	(108,671)		(109,931)		(144,795)
Loans, net	$23,046,317		$21,867,077		$21,271,709

	2016		2015
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$4,109,816	21.3%	$3,770,056	22.7%
Multi-family	3,829,674	19.7%	3,476,609	20.9%
Non-owner occupied commercial real estate	3,731,808	19.2%	2,905,218	17.5%
Construction and land	310,913	1.6%	346,970	2.1%
Owner occupied commercial real estate	1,735,850	8.9%	1,273,881	7.7%
Commercial and industrial	3,064,834	15.8%	2,769,590	16.6%
Pinnacle	1,317,820	6.8%	1,085,981	6.5%
Bridge - franchise finance	426,661	2.2%	440,375	2.6%
Bridge - equipment finance	545,713	2.8%	486,290	2.9%
Mortgage warehouse lending	322,305	1.7%	81,633	0.5%
Total loans	19,395,394	100.0%	16,636,603	100.0%
Allowance for loan and lease losses	(152,953)		(125,828)
Loans, net	$19,242,441		$16,510,775
Total loans increased by $1.2 billion to $23.2 billion at December 31, 2019, from $22.0 billion at December 31, 2018.
Residential and other consumer loans grew by $712 million for the year ended December 31, 2019, of which $434 million was government insured pool buyout loans, a portfolio segment that we expect will continue to grow. Multi-family loans declined by $368 million for the year ended December 31, 2019, primarily due to net runoff of the New York portfolio of $348 million, continuing to reflect changes in strategy around this portfolio segment, while other categories of commercial real estate loans grew by $359 million. Commercial and industrial loans, inclusive of owner occupied commercial real estate, grew by $240 million for the year ended December 31, 2019. The Pinnacle portfolio declined by $260 million, impacted by the sale of $168 million of loans during the year. Since the reduction in the corporate income tax rate at the end of 2017, pricing has made growth in this portfolio segment less attractive. Mortgage warehouse outstandings increased by $337 million during the year ended December 31, 2019.

We continue to see growth opportunities in our core commercial and commercial real estate portfolio segments and in mortgage warehouse lending. We expect the New York multi-family portfolio to continue to decline in 2020, as the 2015 vintage matures.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at December 31, 2019 and 2018 (in thousands):

	2019	2018
1-4 single family residential	$4,953,936	$4,664,920
Government insured residential	698,644	266,729
Other consumer loans	8,539	17,340
	$5,661,119	$4,948,989
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At December 31, 2019, $95 million or 1.9% of residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. At December 31, 2019, $442 million or 9% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $676 million at December 31, 2019. The Company is not the servicer of these loans.
The following charts present the distribution of the 1-4 single family residential mortgage portfolio at December 31, 2019 and 2018:
See Note 4 to the consolidated financial statements for information about geographic concentrations in the 1-4 single family residential portfolio.
The following table presents a breakdown of the 1-4 single family residential mortgage portfolio, excluding government insured residential loans, categorized between fixed rate loans and ARMs at December 31, 2019 and 2018 (dollars in thousands):

	2019		2018
	Total	Percent of Total	Total	Percent of Total
Fixed rate loans	$1,460,439	29.5%	$1,448,046	31.0%
ARM loans	3,493,497	70.5%	3,216,874	69.0%
	$4,953,936	100.0%	$4,664,920	100.0%

Commercial loans and leases
Commercial loans include commercial and industrial loans and leases, loans secured by owner-occupied commercial real-estate, multi-family properties and other income-producing non-owner occupied commercial real estate, and a limited amount of construction and land loans.
Commercial real estate loans include term loans secured by non-owner occupied income producing properties including rental apartments, mixed-use properties, industrial properties, retail shopping centers, free-standing single-tenant buildings, office buildings, warehouse facilities, hotels, real estate secured lines of credit, as well as credit facilities to institutional real estate entities such as REITs and commercial real estate investment funds.
The following charts present the distribution of non-owner occupied commercial real estate loans by property type at December 31, 2019 and 2018:
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans represented only 1.1% of the total loan portfolio at December 31, 2019. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis.

The New York legislature recently enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The following table presents the amount of loans secured by New York multi-family properties in which some or all units are rent regulated at December 31, 2019 (in thousands):

Loans secured by stabilized properties subject to rent regulation	$1,261,396
Loans secured by non-stabilized properties subject to rent regulation	39,184
$1,300,580
We believe loans secured by non-stabilized properties may present a heightened level of risk as these loans were underwritten to expected cash flows upon stabilization; those expected cash flows may be impacted by the recent rent regulation reform measures.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at December 31, 2019 (in thousands):

DSCR
Less than 1.11	$134,107
1.11 - 1.24	369,320
1.25 - 1.50	352,559
1.51 or greater	405,410
$1,261,396

LTV
Less than 50%	$292,027
50% - 65%	708,077
66% - 75%	250,463
More than 75%	10,829
$1,261,396
The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the recent rent regulation reforms. Loans with DSCR less than 1.11 may be those with temporary vacancies or those for which expenses, particularly real estate taxes, have increased more rapidly than rents. All of the loans included in the tables above are current and performing.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.3 billion at December 31, 2019, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 65% and 28% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank also engages in mortgage warehouse lending on a national basis.

Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. Excluding loans originated through our national platforms, 46.7% and 46.1% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 55.1% and 27.0% of commercial and industrial and owner-occupied real estate loans were to borrowers in Florida and the Tri-state area, respectively.
The following table presents the five states with the largest concentration of commercial loans and leases originated through our national platforms, including Bridge, Pinnacle, SBF and our mortgage warehouse finance unit at December 31, 2019 and 2018 (dollars in thousands):

	2019		2018
	Total	Percent of Total	Total	Percent of Total
California	$585,222	16.5%	$498,842	15.1%
Florida	465,146	13.1%	595,843	18.1%
New Jersey	178,514	5.0%	116,060	3.5%
Maryland	152,663	4.3%	55,040	1.7%
Virginia	142,856	4.0%	153,619	4.7%
All others	2,021,994	57.1%	1,881,289	56.9%
	$3,546,395	100.0%	$3,300,693	100.0%
Loan Maturities
The following table sets forth, as of December 31, 2019, the maturity distribution of our loan portfolio by category, excluding government insured residential loans. Commercial and other consumer loans are presented by contractual maturity, including scheduled payments for amortizing loans. Contractual maturities of residential loans have been adjusted for an estimated rate of voluntary prepayments, based on historical trends, current interest rates, types of loans and refinance patterns (in thousands):

	One Year or Less	After One Through Five Years	After Five Years	Total
Residential and other consumer:
1-4 single family residential	$1,260,662	$2,627,638	$1,065,636	$4,953,936
Other consumer loans	1,521	4,303	2,715	8,539
	1,262,183	2,631,941	1,068,351	4,962,475
Commercial:
Multi-family	592,533	1,273,035	352,137	2,217,705
Non-owner occupied commercial real estate	463,080	3,169,278	1,398,546	5,030,904
Construction and land	18,776	108,919	116,230	243,925
Owner occupied commercial real estate	100,860	767,920	1,194,028	2,062,808
Commercial and industrial	791,028	3,186,617	677,704	4,655,349
Pinnacle	42,597	253,884	905,949	1,202,430
Bridge - franchise finance	44,793	320,710	261,979	627,482
Bridge - equipment finance	21,819	499,270	163,705	684,794
Mortgage warehouse lending	768,472	—	—	768,472
	2,843,958	9,579,633	5,070,278	17,493,869
	$4,106,141	$12,211,574	$6,138,629	$22,456,344

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans as of December 31, 2019 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Residential and other consumer:
1-4 single family residential	$1,052,317	$2,640,957	$3,693,274
Other consumer loans	3,697	3,321	7,018
	1,056,014	2,644,278	3,700,292
Commercial:
Multi-family	1,299,950	325,222	1,625,172
Non-owner occupied commercial real estate	2,728,182	1,839,642	4,567,824
Construction and land	117,783	107,366	225,149
Owner occupied commercial real estate	1,320,596	641,352	1,961,948
Commercial and industrial	839,927	3,024,394	3,864,321
Pinnacle	1,159,833	—	1,159,833
Bridge - franchise finance	504,908	77,781	582,689
Bridge - equipment finance	589,547	73,428	662,975
	8,560,726	6,089,185	14,649,911
	$9,616,740	$8,733,463	$18,350,203
Excluded from the tables above are government insured residential loans. Resolution of these loans is generally accomplished through the re-securitization and sale of the loans after they re-perform, either through modification or self-cure, or through pursuit of the applicable guarantee.
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $698 million at December 31, 2019, including off-lease equipment, net of accumulated depreciation totaling $75 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,326 railcars with a carrying value of $420 million at December 31, 2019, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end users. The largest concentrations of rail cars were 2,415 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
Bridge had exposure to the energy industry of $344 million at December 31, 2019. The majority of our energy exposure is in the operating lease equipment portfolio totaling $295 million, consisting of $235 million in railcars, $41 million in helicopters and $19 million in vessels. The remaining balance of energy exposure was comprised of loans and direct or sales type financing leases totaling $49 million.

The chart below presents operating lease equipment by type at December 31, 2019 and 2018:
At December 31, 2019, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year current leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2020	$81,897
2021	62,562
2022	73,656
2023	45,514
2024	31,852
Thereafter through 2033	327,883
$623,364
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. Loan performance is monitored by our credit administration and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. The credit quality and risk rating of commercial loans as well as our underwriting and portfolio management practices are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and, that if left uncorrected, may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.

We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at at December 31, 2019 and 2018 (in thousands):

	2019		2018
	Total	Percent of Total	Total	Percent of Total
Pass	$17,054,702	97.5%	$16,728,534	98.2%
Special mention	72,881	0.4%	81,070	0.5%
Substandard	366,286	2.1%	210,026	1.2%
Doubtful	—	—%	8,389	0.1%
	$17,493,869	100.0%	$17,028,019	100.0%
See Note 4 to the consolidated financial statements for more information about the risk rating distribution of the Company's commercial loans. Criticized and classified loans as a percentage of total loans was 1.9% and 1.4% at December 31, 2019 and 2018, respectively.
Operating Lease Equipment, net
Two operating lease relationships with a carrying value of assets under lease totaling $20 million, of which $17 million were exposures to the energy industry, were internally risk rated substandard at December 31, 2019. The Company recognized an impairment charge of $1.9 million during 2019 related to one of these relationships. One operating lease relationship had been restructured as of December 31, 2019.
The primary risks inherent in the equipment leasing business are asset risk resulting from ownership of the equipment on lease and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. The equipment is leased to commercial end users with original lease terms generally ranging from three to ten years. We are exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, potentially resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Asset risk may also lead to changes in depreciation as a result of changes in the residual values of the leased assets or through impairment of asset carrying values.
Asset risk is evaluated and managed by a dedicated internal staff of asset managers, managed by seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. Additionally, we have partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar fleet, including lease administration and reporting, a Regulation Y compliant full service maintenance program and railcar re-marketing. Risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. Additionally, our internal management team and our external service provider closely follow the rail markets, monitoring traffic flows, supply and demand trends and the impact of new technologies and regulatory requirements. Demand for railcars is sensitive to shifts in general and industry specific economic and market trends and shifts in trade flows from specific events such as natural or man-made disasters. We seek to mitigate these risks by leasing to a stable end user base, by maintaining a relatively young and diversified fleet of assets that are expected to maintain stronger and more stable utilization rates despite impacts from unexpected events or cyclical trends and by staggering lease maturities. We regularly monitor the impact of oil prices on the estimated residual value of rail cars being used in the petroleum/natural gas extraction sector.
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
The following tables show the distribution of 1-4 single family residential loans, excluding FSB loans and government insured residential loans, by original FICO and LTV at December 31, 2019 and 2018:

	2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 61%	2.5%	2.6%	3.9%	16.5%	25.5%
61% - 70%	2.8%	2.5%	3.9%	13.8%	23.0%
71% - 80%	4.0%	5.0%	9.1%	29.0%	47.1%
More than 80%	0.4%	0.6%	0.7%	2.7%	4.4%
	9.7%	10.7%	17.6%	62.0%	100.0%

	2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 61%	2.4%	2.8%	4.4%	18.2%	27.8%
61% - 70%	2.7%	2.4%	3.8%	13.4%	22.3%
71% - 80%	3.5%	4.6%	8.4%	28.3%	44.8%
More than 80%	0.4%	0.8%	0.8%	3.1%	5.1%
	9.0%	10.6%	17.4%	63.0%	100.0%
At December 31, 2019, the 1-4 single family residential loan portfolio, excluding FSB loans and government insured residential loans, had the following characteristics: substantially all were full documentation with a weighted-average FICO score of 762 and a weighted-average LTV of 68.1%. The majority of this portfolio was owner-occupied, with 84% primary residence, 7.0% second homes and 9.0% investment properties. In terms of vintage, 36.3% of the portfolio was originated pre-2016, 16.5% in 2016, 17.4% in 2017, 12.7% in 2018 and 17.1% in 2019.
1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $66.3 million and $23.5 million at December 31, 2019 and 2018, respectively. The amount of these loans 90 days or more past due was $11.1 million and $7.0 million at December 31, 2019 and 2018, respectively.
Other Consumer Loans
All other consumer loans were current at December 31, 2019 and 2018.
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
The following table summarizes the Company's impaired loans and non-performing assets at December 31 of the years indicated (dollars in thousands):

	2019	2018	2017	2016	2015
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$18,877	$6,316	$11,046	$1,484	$2,601
Other consumer loans	17	288	821	2,285	4,731
Total residential and other consumer loans	18,894	6,604	11,867	3,769	7,332
Commercial:
Multi-family	6,138	25,560	—	—	—
Non-owner occupied commercial real estate	40,097	16,050	12,716	559	—
Construction and land	3,191	9,923	1,175	1,238	—
Owner occupied commercial real estate	27,141	19,789	29,020	19,439	8,274
Commercial and industrial
Taxi medallion loans	442	775	106,067	60,660	9,920
Other commercial and industrial	74,315	27,809	7,049	16,036	27,862
Bridge - franchise finance	13,631	5,308	191	20,102	9,239
Bridge - equipment finance	20,939	17,425	3,321	12,543	681
Total commercial loans	185,894	122,639	159,539	130,577	55,976
Total non-accrual loans	204,788	129,243	171,406	134,346	63,308
Loans past due 90 days and still accruing	—	650	1,948	1,551	1,525
TDRs(1)	—	—	—	—	8,225
Total non-performing loans	204,788	129,893	173,354	135,897	73,058
OREO and repossessed assets	3,897	9,517	12,008	13,091	11,190
Total non-performing assets	208,685	139,410	185,362	148,988	84,248
Performing TDRs(2)	75,416	7,898	25,987	75,631	9,523
Total impaired loans and non-performing assets	$284,101	$147,308	$211,349	$224,619	$93,771

Non-performing loans to total loans(3)	0.88%	0.59%	0.81%	0.70%	0.40%
Non-performing assets to total assets (3)	0.63%	0.43%	0.61%	0.53%	0.35%
ALLL to total loans	0.47%	0.50%	0.68%	0.79%	0.76%
ALLL to non-performing loans	53.07%	84.63%	83.53%	112.55%	172.23%
Net charge-offs to average loans(4)	0.05%	0.28%	0.38%	0.13%	0.10%

(1)	Effective January 1, 2016, we are no longer reporting accruing TDRs as non-performing.

(2)	Performing TDRs include $53.4 million of government insured residential loans at December 31, 2019.

(3)
Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $45.7 million or 0.20% of total loans and 0.14% of total assets, at December 31, 2019; compared to $17.8 million or 0.08% of total loans and 0.06% of total assets, at December 31, 2018.

(4) The ratio of charge-offs of taxi medallion loans to average total loans was 0.18%, 0.28% and 0.06% for the years ended December 31, 2018, 2017 and 2016, respectively.
The most significant components of the increase in non-performing loans at December 31, 2019 compared to the prior year-end were the transfer to non-accrual status during the fourth quarter of 2019 of one $41 million Florida commercial loan and the $27.9 million increase in the guaranteed portion of SBA loans on non-accrual status. In 2018, the Company adopted a general practice of repurchasing the guaranteed portion of these non-performing SBA loans from the secondary market to better control the workout strategy.
Contractually delinquent ACI loans with remaining accretable yield are not reflected as non-accrual loans and are not considered to be non-performing assets because accretion continues to be recorded in income. Accretion continues to be recorded as long as there is an expectation of future cash flows in excess of carrying amount from these loans. There were no ACI loans contractually delinquent by more than 90 days at December 31, 2019 or 2018. Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $529 million and $218 million at December 31, 2019 and 2018, respectively.
Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and consumer loans, other than ACI loans and government insured pool buyout loans, are generally placed on non-accrual status when they are 90 days past due. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged as a reduction to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
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
The following table summarizes loans that have been modified in TDRs at December 31, 2019 and 2018 (dollars in thousands):

	2019			2018
	Number of TDRs	Recorded Investment	Related Specific Allowance	Number of TDRs	Recorded Investment	Related Specific Allowance
Residential and other consumer (1)	361	$57,117	$12	47	$7,690	$134
Commercial	25	56,736	6,311	23	36,150	3,595
	386	$113,853	$6,323	70	$43,840	$3,729

(1)
Includes 346 government insured residential loans modified in TDRs totaling $53.4 million at December 31, 2019; and 31 government insured residential loans modified in TDRs totaling $3.5 million at December 31, 2018.

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
The following table summarizes the Company's substandard accruing loans, substantially all of which were current as to principal and interest, at December 31, 2019 and 2018 (in thousands):

	2019	2018
Multi-family	$26,797	$9,093
Non-owner occupied commercial real estate	52,697	45,226
Owner occupied commercial real estate	16,241	9,113
Commercial and industrial	43,518	16,930
Bridge - franchise finance	41,127	9,912
Bridge - equipment finance	—	5,521
	$180,380	$95,795
Management closely monitors each of these loans as well as indicators of potential negative trends developing within any particular portfolio segment. The increase in substandard accruing loans at December 31, 2019 compared to December 31, 2018 does not appear to be concentrated in any one industry, geography, product type or asset class, with the exception of the identification of correlated risk characteristics related to quick service restaurant exposures delivered through Bridge's franchise finance division. We believe this sector is experiencing margin pressure due to rising labor costs and technological disruption in the form of app-based food delivery services. This exposure totals $406 million, or 64.7% of total franchise exposure and 1.8% of total loans at December 31, 2019.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which evaluates the appropriate strategy for collection to mitigate the amount of credit losses. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard, impaired loans on non-accrual status, loans modified as TDRs or assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Asset Recovery Committee.
Our servicers evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure, and pursue the alternative most suitable to the consumer and to mitigate losses to the bank.
Analysis of the Allowance for Loan and Lease Losses
The determination of the amount of the ALLL is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the ALLL. General economic conditions including but not limited to unemployment rates, the level of business investment and growth, real estate values, vacancy rates and rental rates in our primary market areas, the level of interest rates, and a variety of other factors that affect the ability of borrowers’ businesses to generate cash flows sufficient to service their debts will impact the future performance of the portfolio. Adoption of the CECL model in the first quarter of 2020 will result in significant changes to the methodology employed to determine the amount of the ALLL, and may materially impact the amount of the allowance and provision for credit losses recorded in the consolidated financial statements in the future. See Note 1 to the consolidated financial statements for further discussion of the expected impact of CECL.
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
To the extent, in management's judgment, commercial portfolio segments have sufficient observable loss history, the quantitative portion of the ALLL is based on the Bank's historical net charge-off rates. These commercial segments include commercial and industrial loans, owner-occupied commercial real estate, the Bridge portfolios and SBF loans. For commercial portfolio segments that have not yet exhibited an observable loss trend, the quantitative loss factors are based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. These commercial segments include multifamily, non-owner occupied commercial real estate and construction and land loans. For Pinnacle, quantitative loss factors are based primarily on historical municipal default data.
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
No ALLL related to 1-4 single family residential ACI pools was recorded at December 31, 2019 or 2018.
The primary assumptions underlying estimates of expected cash flows for ACI commercial loans are default probability and severity of loss given default. Assessments of default probability and severity are based on net realizable value analyses prepared at the individual loan level. Based on our analysis, no ALLL related to ACI commercial loans was recorded at December 31, 2019 or 2018. Commercial ACI loans are not a significant portion of the loan portfolio.

The following table provides an analysis of the ALLL, provision for loan losses and net charge-offs for the periods from December 31, 2014 through December 31, 2019 (in thousands):

	2019	2018	2017	2016	2015
Balance at beginning of period:	$109,931	$144,795	$152,953	$125,828	$95,542
Provision for (recovery of) loan losses:
1-4 single family residential	459	1,404	962	(1,748)	3,605
Home equity loans and lines of credit	(190)	(200)	1,318	(1,688)	2,669
Other consumer loans	(115)	(172)	172	(10)	31
Multi-family	(2,375)	(16,595)	(1,015)	2,692	7,343
Non-owner occupied commercial real estate	(4,402)	(10,331)	5,273	5,568	8,825
Construction and land	(538)	(1,547)	243	(670)	862
Owner occupied commercial real estate	(1,770)	(22)	4,797	9,553	(783)
Commercial and industrial(1)	15,830	48,585	65,790	33,493	11,982
Pinnacle	(155)	303	(6,014)	478	1,533
Bridge - franchise finance	5,367	2,077	(2,597)	(109)	2,813
Bridge - equipment finance	(2,507)	2,503	232	2,269	5,032
Mortgage warehouse lending	(700)	(80)	(414)	1,083	399
Total Provision	8,904	25,925	68,747	50,911	44,311
Charge-offs:
1-4 single family residential	—	(1,175)	(25)	(442)	(16)
Home equity loans and lines of credit	—	(25)	(3,303)	(774)	(1,664)
Other consumer loans	—	(265)	—	(152)	—
Non-owner occupied commercial real estate	(2,762)	(184)	(255)	(128)	—
Construction and land	(76)	(79)	(63)	(93)	—
Owner occupied commercial real estate	(827)	(6,472)	(2,612)	(2,827)	(263)
Commercial and industrial(2)	(12,112)	(58,884)	(74,935)	(20,262)	(5,731)
Pinnacle	—	—	—	(30)	—
Bridge - franchise finance	(1,764)	—	—	(2,402)	(1,824)
Bridge - equipment finance	—	—	—	—	(5,901)
Total Charge-offs	(17,541)	(67,084)	(81,193)	(27,110)	(15,399)
Recoveries:
Home equity loans and lines of credit	189	220	67	80	39
Other consumer loans	23	281	26	26	32
Multi-family	—	—	—	—	4
Non-owner occupied commercial real estate	146	151	—	—	2
Owner occupied commercial real estate	864	2,682	2	1,193	—
Commercial and industrial	6,151	2,783	2,749	747	1,144
Bridge - franchise finance	—	178	1,444	1,278	153
Bridge - equipment finance	4	—	—	—	—
Total Recoveries	7,377	6,295	4,288	3,324	1,374
Net Charge-offs:	(10,164)	(60,789)	(76,905)	(23,786)	(14,025)
Balance at end of period	$108,671	$109,931	$144,795	$152,953	$125,828

(1)	Includes provisions of $26.2 million, $58.2 million and $11.9 million related to taxi medallion loans during the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes charge-offs of $39.7 million, $56.6 million and $11.1 million related to taxi medallion loans during the years ended December 31, 2018, 2017 and 2016, respectively.

The following table shows the distribution of the ALLL at December 31 of the years indicated (dollars in thousands):

	2019		2018		2017
	Total	%(1)	Total	%(1)	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$11,085	24.4%	$10,626	22.4%	$10,397	21.9%
Other consumer loans	69	0.1%	162	0.1%	323	0.1%
	11,154	24.5%	10,788	22.5%	10,720	22.0%
Commercial:
Multi-family	5,024	9.6%	7,399	11.8%	23,994	15.0%
Non-owner occupied commercial real estate	23,240	21.7%	30,258	21.4%	40,622	21.0%
Construction and land	764	1.1%	1,378	1.0%	3,004	1.4%
Owner occupied commercial real estate	8,066	8.9%	9,799	9.6%	13,611	9.4%
Commercial and industrial	43,098	20.1%	33,229	19.8%	40,745	17.2%
Pinnacle	720	5.2%	875	6.6%	572	7.1%
Bridge - franchise finance	9,163	2.6%	5,560	2.4%	3,305	2.0%
Bridge - equipment finance	7,055	3.0%	9,558	2.9%	7,055	2.8%
Mortgage warehouse lending	387	3.3%	1,087	2.0%	1,167	2.1%
	97,517	75.5%	99,143	77.5%	134,075	78.0%
	$108,671	100.0%	$109,931	100.0%	$144,795	100.0%

	2016		2015
	Total	%(1)	Total	%(1)
Residential and other consumer:
1 - 4 single family residential	$9,460	21.1%	$11,650	22.5%
Other consumer loans	2,043	0.1%	4,561	0.2%
	11,503	21.2%	16,211	22.7%
Commercial:
Multi-family	25,009	19.7%	22,317	20.9%
Non-owner occupied commercial real estate	35,604	19.2%	26,179	17.5%
Construction and land	2,824	1.6%	3,587	2.1%
Owner occupied commercial real estate	11,424	9.0%	7,490	7.7%
Commercial and industrial	47,141	15.8%	33,163	16.6%
Pinnacle	6,586	6.8%	6,138	6.5%
Bridge - franchise finance	4,458	2.2%	5,691	2.6%
Bridge - equipment finance	6,823	2.8%	4,554	2.9%
Mortgage warehouse lending	1,581	1.7%	498	0.5%
	141,450	78.8%	109,617	77.3%
	$152,953	100.0%	$125,828	100.0%

(1)	Represents percentage of loans receivable in each category to total loans receivable.
The balance of the ALLL at December 31, 2019 decreased $1.3 million from the balance at December 31, 2018, to 0.47% of total loans from 0.50% of total loans. One factor contributing to this decline is a shift in portfolio mix; at December 31, 2019 the residential, particularly government insured residential, and mortgage warehouse portfolio segments, which carry lower reserves than the portfolio average, constituted a larger percentage of the total loan portfolio. Factors influencing the change in the ALLL related to specific loan types at December 31, 2019 as compared to December 31, 2018 include:

•	A decrease of $2.4 million for multi-family loans was primarily attributable to a decrease in the balance of loans outstanding and a decrease in quantitative and qualitative loss factors.

•	A decrease of $7.0 million for non-owner occupied commercial real estate loans was primarily attributable to a decrease in quantitative loss factors, partially offset by loan growth.

•
A decrease of $1.7 million for owner occupied commercial real estate loans was primarily attributable to a decrease in quantitative and qualitative loss factors, partially offset by an increase in classified loans.

•
An increase of $9.9 million for other commercial and industrial loans was primarily attributable to loan growth and increases in specific reserves, particularly related to one $41 million Florida loan, and in classified loans.

•	An increase of $3.6 million for franchise finance loans was primarily attributable to increases in specific reserves and classified loans, and to a smaller effect, loan growth.

•	A decrease of $2.5 million for equipment finance loans was primarily attributable to a decrease in specific reserves.
For additional information about the ALLL, see Note 4 to the consolidated financial statements.
Deposits

A further breakdown of deposits as of December 31, 2019 and 2018 is shown below:

(1) The majority of brokered deposits are time deposits at December 31, 2019 and 2018.
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of December 31, 2019 (in thousands):

Three months or less	$1,412,583
Over three through six months	1,060,763
Over six through twelve months	915,563
Over twelve months	108,189
$3,497,098
See Note 6 to the consolidated financial statements for more information about the Company's deposits.
FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by FHLB stock, qualifying residential first mortgage and commercial real estate loans, and MBS.
The Bank utilizes federal funds purchased to manage the daily cash position. At December 31, 2019, the Company had $100 million in federal funds purchased.
See Note 7 to the consolidated financial statements for more information about the Company's FHLB advances and senior notes. Additionally, see Note 10 to the consolidated financial statements for more information about derivative instruments the

Company uses to manage interest rate risk related to variability in cash flows due to changes in interest rates on variable rate borrowings and changes in fair value of outstanding fixed rate borrowings.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At December 31, 2019 and 2018, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets. See Note 13 to the consolidated financial statements for more information about the Company's and the Bank's regulatory capital ratios.
Stockholders' equity increased by approximately 2% at December 31, 2019 compared to December 31, 2018. The repurchase of common shares was offset by the retention of earnings. Our dividend payout ratio was 26.8% and 28.0% for the years ended December 31, 2019 and 2018, respectively.
In 2019, the Company repurchased approximately 4.5 million shares of its common stock for an aggregate purchase price of $154 million, at a weighted average price of $34.34 per share.
In September 2019 the Board of Directors of the Company authorized the repurchase of up to an additional $150 million in shares of its outstanding common stock. The new repurchase program replaced any prior repurchase program. Any repurchases will be made in accordance with applicable securities laws from time to time in open market or private transactions. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, the Company’s capital position, regulatory requirements and other considerations. No time limit was set for the completion of the share repurchase program, and the program may be suspended or discontinued at any time.
We have an active shelf registration statement on file with the SEC that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions.
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
For the years ended December 31, 2019, 2018 and 2017 net cash provided by operating activities was $635.7 million, $824.3 million, and $318.6 million, respectively. When compared with the year ended December 31, 2018, operating cash flows were negatively impacted by approximately $106 million as a result of the daily cash settlement of derivative positions. These settlements, which are reported in cash flows from operating activities, are directly affected by changes in market interest rates. Accretion on ACI loans, which is reflected as a non-cash reduction in net income to arrive at operating cash flows, totaled $63.9 million, $369.9 million and $301.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Accretable yield on ACI loans represents the excess of expected future cash flows over the carrying amount of the loans, and is recognized as interest income over the expected lives of the loans. Amounts recorded as accretion are realized in cash as individual loans are paid down or otherwise resolved; however, the timing of cash realization may differ from the timing of income recognition. These cash flows from the repayment of ACI loans, inclusive of amounts that have been accreted through earnings over time, are recognized as cash flows from investing activities in the consolidated statements of cash flows upon receipt.
BankUnited has access to additional liquidity through FHLB advances, other collateralized borrowings, wholesale deposits or the sale of available for sale securities. At December 31, 2019, unencumbered investment securities totaled $5.3 billion. At December 31, 2019, BankUnited had available borrowing capacity at the FHLB of $4.3 billion, unused borrowing capacity at the FRB of $637 million and unused Federal funds lines of credit totaling $185 million. Management also has the ability to exert substantial control over the rate and timing of growth of the loan portfolio, and resultant requirements for liquidity to fund new loans.
Continued growth of deposits and loans are the most significant trends expected to impact the Bank’s liquidity in the near term.

The ALCO policy has established several measures of liquidity which are monitored monthly by the ALCO and quarterly by the Board of Directors. The ALCO policy establishes limits for the ratio of available liquidity to volatile liabilities, the ratio of wholesale funding to total assets, the ratio of brokered deposits to total deposits and a government backed securities holding ratio, measured as the ratio of U.S. Government backed securities to total securities. At December 31, 2019 BankUnited was in compliance with all of these ALCO policy limits.
An additional primary measure of liquidity monitored by management is the 30-day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. ALCO policy thresholds stipulate that BankUnited’s liquidity is considered acceptable if the 30-day total liquidity ratio exceeds 100%. At December 31, 2019, BankUnited’s 30-day total liquidity ratio was 181%. Management also monitors a one-year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At December 31, 2019, BankUnited’s one-year liquidity ratio was 191%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of FHLB advances to total funding, concentrations of large deposits, a measure of on balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. The Company also has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
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
Interest Rate Risk
The principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. A primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The thresholds established by the ALCO are approved at least annually by the Board of Directors.
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

The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At December 31, 2019, the most likely rate scenario contemplated one 25 basis point rate cut over the forecast horizon. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at December 31, 2019 and 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(10.0)%	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(13.0)%	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at December 31, 2019 - increase (decrease):
In year 1	(3.8)%	(1.1)%	1.0%	0.1%	(2.1)%	(5.1)%
In year 2	(10.3)%	(4.8)%	4.6%	7.2%	8.7%	9.4%
Model Results at December 31, 2018 - increase (decrease):
In year 1	(4.3)%	(0.8)%	0.3%	(0.9)%	(2.4)%	(5.6)%
In year 2	(9.7)%	(3.0)%	3.6%	4.4%	4.0%	3.1%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 200 basis points at December 31, 2019 or 2018 due to the relatively low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at December 31, 2019 and 2018:

	Down 200	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(18.0)%	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at December 31, 2019 - increase (decrease):	(8.2)%	(1.5)%	(0.7)%	(3.1)%	(6.2)%	(9.7)%
Model Results at December 31, 2018 - increase (decrease):	0.6%	2.5%	(3.1)%	(7.5)%	(12.4)%	(17.3)%
These measures fall within an acceptable level of interest rate risk per the thresholds established in the ALCO policy.
Many assumptions were used by the Company to calculate the impact of changes in interest rates, including the change in rates. Actual results may not be similar to the Company’s projections due to several factors including the timing and frequency of rate changes, market conditions, changes in depositor behavior and loan prepayment speeds and the shape of the yield curve. Actual results may also differ due to the Company’s actions, if any, in response to changing rates and conditions.
Derivative Financial Instruments
Interest rate swaps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At December 31, 2019, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $3.1 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $250 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $1.6 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.0 billion at December 31, 2019. The aggregate fair value of these interest rate swaps and caps included in other assets was $43.7 million and the aggregate fair value included in other liabilities was $17.4 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.

See Note 10 to the consolidated financial statements for additional information about derivative financial instruments.
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
For more information on commitments, see Note 15 to the consolidated financial statements.
Contractual Obligations
The following table contains supplemental information regarding our significant outstanding contractual obligations, including interest to be paid on FHLB advances, long-term borrowings and time deposits, as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
FHLB advances	$4,513,917	$4,261,659	$252,258	$—	$—
4.875% Senior notes due 2025	517,000	19,500	39,000	39,000	419,500
Operating leases	129,843	22,741	37,731	27,515	41,856
Time deposits	7,413,580	7,260,547	133,265	19,768	—
Finance leases	49,412	3,836	7,302	6,809	31,465
	$12,623,752	$11,568,283	$469,556	$93,092	$492,821

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

	2019	2018	2017	2016	2015
Total stockholders’ equity	$2,980,779	$2,923,833	$3,026,062	$2,418,429	$2,243,898
Less: goodwill and other intangible assets	77,674	77,718	77,796	78,047	78,330
Tangible stockholders’ equity	$2,903,105	$2,846,115	$2,948,266	$2,340,382	$2,165,568

Common shares issued and outstanding	95,128,231	99,141,374	106,848,185	104,166,945	103,626,255

Book value per common share	$31.33	$29.49	$28.32	$23.22	$21.65

Tangible book value per common share	$30.52	$28.71	$27.59	$22.47	$20.90

Total assets	$32,871,293	$32,164,326	$30,346,986	$27,880,151	$23,883,467
Less: goodwill and other intangible assets	77,674	77,718	77,796	78,047	78,330
Tangible assets	$32,793,619	$32,086,608	$30,269,190	$27,802,104	$23,805,137

Equity to assets ratio	9.07%	9.09%	9.97%	8.67%	9.40%

Tangible common equity to tangible assets ratio	8.85%	8.87%	9.74%	8.42%	9.10%
Recurring operating expenses is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in comparing current period results to prior periods and in interpreting trends in operational costs, particularly in light of our BankUnited 2.0 initiative. The following table reconciles the non-GAAP financial measurement of recurring operating expenses to the comparable GAAP financial measurement of total non-interest expense for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Total non-interest expense (GAAP)	$487,089	$740,540	$634,968

Less:
Amortization of FDIC indemnification asset	—	(261,763)	(176,466)
Depreciation of operating lease equipment	(48,493)	(40,025)	(35,015)
Loss on debt extinguishment	(3,796)	—	—
Costs incurred directly related to implementation of BankUnited 2.0	(14,802)	(1,899)	—
Recurring operating expenses (non-GAAP)	$419,998	$436,853	$423,487

Non-loss share diluted earnings per share is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in understanding the impact of the covered loans and FDIC indemnification asset on the Company’s earnings for periods prior to the termination of the Single Family Shared-Loss Agreement. The following table reconciles this non-GAAP financial measurement to the comparable GAAP financial measurement of diluted earnings per common share for the year ended December 31, 2018 (in millions except share and per share data, shares in thousands):

Year Ended December 31, 2018
Net Income (GAAP)	$324.9
Less Loss Share Contribution	(69.6)
Net Income as reported, minus Loss Share Contribution	$255.3
Diluted earnings per common share, excluding Loss Share Contribution:
Diluted earnings per common share (GAAP)	$2.99
Less: Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	(0.63)
Non-loss share diluted earnings per common share (non-GAAP)	$2.36
Non-loss share diluted earnings per share:
Loss Share Contribution	$69.6
Weighted average shares for diluted earnings per common share (GAAP)	104,077
Impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	0.67
Impact on diluted earnings per common share of Loss Share Contribution:
Loss Share Contribution, net of tax, allocated to participating securities	(3.8)
Weighted average shares for diluted earnings per common share (GAAP)	104,077
Impact on diluted earnings per common share of Loss Share Contribution allocated to participating securities (non-GAAP)	(0.04)
Net impact on diluted earnings per common share of Loss Share Contribution (non-GAAP)	$0.63

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

Year Ended December 31, 2018 (3)
Net Income As Reported	$324.9
Calculation of Loss Share Contribution:
Interest Income - Covered Loans (Accretion)	$368.2
Net impact of sale of covered loans	9.1
Amortization of FDIC Indemnification Asset	(261.8)
Loss Share Earnings	115.5
Hypothetical interest income on alternate assets (1)	(20.9)
Loss Share Contribution, pre-tax	94.6
Income taxes (2)	(25.1)
Loss Share Contribution, after tax	$69.6

Net Income as reported, minus Loss Share Contribution	$255.3

Diluted Earnings Per Common Share, as Reported	$2.99
Earnings Per Share, Loss Share Contribution	0.63
Non-Loss Share Diluted Earnings Per Share	$2.36

(1)	See section entitled "Supplemental Calculations - Calculation of Hypothetical Interest Income on Alternate Assets" below for calculation of these amounts and underlying assumptions.

(2)	An assumed marginal tax rate of 26.5% was applied.

(3)	Calculation variances of $0.1 million in the table above are due to rounding.

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

Year Ended December 31, 2018
Average Balances (1)
Average Covered Loans	$427
Average FDIC Indemnification Asset	196
Average Loss Share Asset	$623

Yield
Yield on securities - reported (2)	3.35%
Hypothetical interest income on alternate assets	$20.9

(1)	Calculated as the simple average of beginning and ending balances reported.
(2) The weighted average yield on the Company’s investment securities as reported.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
See the section entitled “Interest Rate Risk” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BankUnited, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BankUnited, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan and lease losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan and lease losses related to loans collectively evaluated for impairment (Allowance) was $88.2 million of a total allowance for loan and lease losses of $108.7 million as of December 31, 2019. The Allowance estimate consists of both quantitative and qualitative loss factors. The Company estimated the quantitative Allowance for the classified commercial portfolio using loss factors based on default and severity information derived from both internal and external data. For pass rated commercial portfolios, the quantitative Allowance is estimated using either internal or external peer group historical net charge-off rates or default data. The quantitative Allowance for the residential portfolio is estimated using external industry proxy loss data. Qualitative adjustments to such quantitative loss factors are made when internal and external factors are identified that are not taken into account by the quantitative Allowance.
We identified the assessment of the Allowance as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. The assessment of the

Allowance encompassed evaluating (1) the methodologies and data used to derive the quantitative loss factors, including the relevance of external peer group historical net charge-off rates or default data and external industry proxy loss data, (2) the key assumptions including the pooling of loans with similar characteristics, historical observation periods and loss emergence periods, (3) the selection and evaluation of qualitative factor adjustments, and (4) the internal risk ratings used to identify pass and classified commercial loans.
The primary procedures performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development of the methodologies and loss factors, including key assumptions, (2) determination of the qualitative factor adjustments, (3) periodic assessment of commercial loan internal risk ratings, and (4) analysis of the overall allowance estimate, trends and ratios. We tested the pooling of loans with similar characteristics by evaluating trends in the loan portfolio including: loan mix, geographic concentrations, levels of delinquencies, non-performing loans and net charge-offs. We tested the relevance and reliability of sources of internal and external data and the historical observation period by (1) evaluating that loss data in the historical observation period is representative of the credit characteristics of the current portfolio, (2) evaluating the sufficiency of loss data within the historical observation period, and (3) assessing the use of additional sources of data or assumptions. We assessed the appropriateness of the loss emergence period assumption by considering the Company’s credit risk policies and testing observable loss data. We tested the qualitative factor framework and related adjustments by (1) assessing the maximum qualitative factor adjustment, (2) evaluating the metrics, including the relevance of sources of data and assumptions, used to allocate the qualitative factor adjustments, (3) evaluating the determination of each qualitative factor adjustment, and (4) evaluating trends in the total allowance, inclusive of the qualitative factor adjustments, for consistency with trends in loan portfolio growth (attrition) and credit performance. We involved credit risk professionals with industry knowledge and experience who assisted in:

•	evaluating the Company’s Allowance methodology for compliance with U.S. generally accepted accounting principles,

•	assessing the resulting quantitative loss factors, including key assumptions,

•	assessing that limitations of the methodology are addressed by qualitative factor adjustments, and

•	testing the internal risk ratings for commercial loans.

/s/KPMG LLP

We have served as the Company's auditor since 2009.
Miami, Florida
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BankUnited, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited BankUnited, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/KPMG LLP
Miami, Florida
February 28, 2020

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks:
Non-interest bearing	$7,704	$9,392
Interest bearing	206,969	372,681
Cash and cash equivalents	214,673	382,073
Investment securities (including securities recorded at fair value of $7,759,237 and $8,156,878)	7,769,237	8,166,878
Non-marketable equity securities	253,664	267,052
Loans held for sale	37,926	36,992
Loans (including covered loans of $201,376 at December 31, 2018)	23,154,988	21,977,008
Allowance for loan and lease losses	(108,671)	(109,931)
Loans, net	23,046,317	21,867,077
Bank owned life insurance	282,151	263,340
Operating lease equipment, net	698,153	702,354
Goodwill and other intangible assets	77,674	77,718
Other assets	491,498	400,842
Total assets	$32,871,293	$32,164,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$4,294,824	$3,621,254
Interest bearing	2,130,976	1,771,465
Savings and money market	10,621,544	11,261,746
Time	7,347,247	6,819,758
Total deposits	24,394,591	23,474,223
Federal funds purchased	100,000	175,000
Federal Home Loan Bank advances	4,480,501	4,796,000
Notes and other borrowings	429,338	402,749
Other liabilities	486,084	392,521
Total liabilities	29,890,514	29,240,493

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 95,128,231 and 99,141,374 shares issued and outstanding	951	991
Paid-in capital	1,083,920	1,220,147
Retained earnings	1,927,735	1,697,822
Accumulated other comprehensive income (loss)	(31,827)	4,873
Total stockholders' equity	2,980,779	2,923,833
Total liabilities and stockholders' equity	$32,871,293	$32,164,326

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest income:
Loans	$981,408	$1,198,241	$1,001,862
Investment securities	280,560	233,091	188,307
Other	19,902	17,812	14,292
Total interest income	1,281,870	1,449,144	1,204,461
Interest expense:
Deposits	385,180	284,563	170,933
Borrowings	143,905	114,488	83,256
Total interest expense	529,085	399,051	254,189
Net interest income before provision for loan losses	752,785	1,050,093	950,272
Provision for loan losses (including $752 and $1,358 for covered loans for the years ended December 31, 2018 and 2017, respectively)	8,904	25,925	68,747
Net interest income after provision for loan losses	743,881	1,024,168	881,525
Non-interest income:
Income from resolution of covered assets, net	—	11,551	27,450
Net loss on FDIC indemnification	—	(4,199)	(22,220)
Deposit service charges and fees	16,539	14,412	13,180
Gain on sale of loans, net (including $5,732 and $17,406 related to covered loans for the years ended December 31, 2018 and 2017, respectively)	12,119	15,864	27,589
Gain on investment securities, net	21,174	3,159	33,466
Lease financing	66,631	61,685	53,837
Other non-interest income	30,741	29,550	24,602
Total non-interest income	147,204	132,022	157,904
Non-interest expense:
Employee compensation and benefits	235,330	254,997	237,824
Occupancy and equipment	56,174	55,899	58,100
Amortization of FDIC indemnification asset	—	261,763	176,466
Deposit insurance expense	16,991	18,984	22,011
Professional fees	20,352	16,539	23,676
Technology and telecommunications	47,509	35,136	31,252
Depreciation of operating lease equipment	48,493	40,025	35,015
Loss on debt extinguishment	3,796	—	—
Other non-interest expense	58,444	57,197	50,624
Total non-interest expense	487,089	740,540	634,968
Income before income taxes	403,996	415,650	404,461
Provision (benefit) for income taxes	90,898	90,784	(209,812)
Net income	$313,098	$324,866	$614,273
Earnings per common share, basic	$3.14	$3.01	$5.60
Earnings per common share, diluted	$3.13	$2.99	$5.58

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2019	2018	2017

Net income	$313,098	$324,866	$614,273
Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	37,616	(57,041)	29,724
Reclassification adjustment for net securities gains realized in income	(13,625)	(4,486)	(20,247)
Net change in unrealized gain on securities available for sale	23,991	(61,527)	9,477
Unrealized losses on derivative instruments:
Net unrealized holding gain (loss) arising during the period	(58,760)	3,981	(1,559)
Reclassification adjustment for net (gains) losses realized in income	(1,931)	(1,469)	5,821
Net change in unrealized losses on derivative instruments	(60,691)	2,512	4,262
Other comprehensive income (loss)	(36,700)	(59,015)	13,739
Comprehensive income	$276,398	$265,851	$628,012

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$313,098	$324,866	$614,273
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(37,319)	(86,549)	(95,145)
Provision for loan losses	8,904	25,925	68,747
Income from resolution of covered assets, net	—	(11,551)	(27,450)
Net loss on FDIC indemnification	—	4,199	22,220
Gain on sale of loans, net	(12,119)	(15,864)	(27,589)
Gain on investment securities, net	(21,174)	(3,159)	(33,466)
Equity based compensation	23,367	23,137	22,692
Depreciation and amortization	72,425	64,268	61,552
Deferred income taxes	24,529	67,778	57,801
Loss on debt extinguishment	3,796	—	—
Proceeds from sale of loans held for sale	412,034	268,589	158,621
Loans originated for sale, net of repayments	(86,568)	(155,974)	(142,682)
Other:
(Increase) decrease in other assets	17,749	236,461	(319,629)
Increase (decrease) in other liabilities	(83,016)	82,126	(41,319)
Net cash provided by operating activities	635,706	824,252	318,626

Cash flows from investing activities:
Purchase of investment securities	(3,896,234)	(4,138,994)	(3,131,798)
Proceeds from repayments and calls of investment securities	1,370,584	1,533,951	1,260,444
Proceeds from sale of investment securities	2,975,259	1,030,810	1,287,591
Purchase of non-marketable equity securities	(411,825)	(308,126)	(248,405)
Proceeds from redemption of non-marketable equity securities	425,213	307,063	266,688
Purchases of loans	(2,197,484)	(1,308,772)	(1,300,996)
Loan originations, repayments and resolutions, net	477,805	404,769	(672,338)
Proceeds from sale of loans, net	265,582	544,745	196,413
Proceeds from sale of operating lease equipment	19,269	52,134	4,950
Proceeds from sale of residential MSRs	—	34,573	—
Acquisition of operating lease equipment	(63,786)	(190,500)	(99,553)
Other investing activities	(39,879)	(3,184)	(15,572)
Net cash used in investing activities	(1,075,496)	(2,041,531)	(2,452,576)
			(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Net increase in deposits	920,368	1,595,744	2,387,589
Net (decrease) increase in federal funds purchased	(75,000)	175,000	—
Additions to Federal Home Loan Bank advances	4,512,000	4,647,000	4,916,000
Repayments of Federal Home Loan Bank advances	(4,827,000)	(4,622,000)	(5,385,000)
Dividends paid	(84,083)	(91,305)	(91,628)
Exercise of stock options	5,817	7,727	62,095
Repurchase of common stock	(154,030)	(299,972)	—
Other financing activities	(25,682)	(7,424)	(8,837)
Net cash provided by financing activities	272,390	1,404,770	1,880,219
Net (decrease) increase in cash and cash equivalents	(167,400)	187,491	(253,731)
Cash and cash equivalents, beginning of period	382,073	194,582	448,313
Cash and cash equivalents, end of period	$214,673	$382,073	$194,582

Supplemental disclosure of cash flow information:
Interest paid	$518,856	$387,801	$247,548
Income taxes (refunded) paid, net	$229	$(288,267)	$69,231

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$3,211	$9,709	$13,313
Transfers from loans to loans held for sale	$536,227	$108,503	$1,973
Transfers from loans held for sale to loans	$19,716	$—	$—
Dividends declared, not paid	$20,775	$21,673	$23,055
Obligations incurred in acquisition of affordable housing limited partnerships	$—	$4,710	$—

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	104,166,945	$1,042	$1,426,459	$949,681	$41,247	$2,418,429
Comprehensive income	—	—	—	614,273	13,739	628,012
Dividends ($0.84 per common share)	—	—	—	(92,173)	—	(92,173)
Equity based compensation	621,806	6	16,990	—	—	16,996
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(271,954)	(3)	(7,294)	—	—	(7,297)
Exercise of stock options	2,331,388	23	62,072	—	—	62,095
Balance at December 31, 2017	106,848,185	1,068	1,498,227	1,471,781	54,986	3,026,062
Cumulative effect of adoption of new accounting standards	—	—	—	(8,902)	8,902	—
Comprehensive income	—	—	—	324,866	(59,015)	265,851
Dividends ($0.84 per common share)	—	—	—	(89,923)	—	(89,923)
Equity based compensation	696,729	7	20,640	—	—	20,647
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(252,091)	(3)	(6,556)	—	—	(6,559)
Exercise of stock options	291,689	3	7,724	—	—	7,727
Repurchase of common stock	(8,443,138)	(84)	(299,888)	—	—	(299,972)
Balance at December 31, 2018	99,141,374	991	1,220,147	1,697,822	4,873	2,923,833
Comprehensive income	—	—	—	313,098	(36,700)	276,398
Dividends ($0.84 per common share)	—	—	—	(83,185)	—	(83,185)
Equity based compensation	591,739	6	18,454	—	—	18,460
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(344,766)	(3)	(6,511)	—	—	(6,514)
Exercise of stock options	225,127	2	5,815	—	—	5,817
Repurchase of common stock	(4,485,243)	(45)	(153,985)	—	—	(154,030)
Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited; collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers in its geographic footprint, primarily Florida and the New York metropolitan area. The Bank also offers certain commercial lending and deposit products through national platforms.
In connection with the FSB Acquisition, BankUnited entered into two loss sharing agreements with the FDIC. The Loss Sharing Agreements consisted of the Single Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement. Assets covered by the Loss Sharing Agreements are referred to as covered assets or, in certain cases, covered loans. The Single Family Shared-Loss Agreement provided for FDIC loss sharing and the Bank’s reimbursement for recoveries to the FDIC through its termination on February 13, 2019 for single family residential loans and OREO. Loss sharing under the Commercial Shared-Loss Agreement terminated on May 21, 2014. The Commercial Shared-Loss Agreement continued to provide for the Bank’s reimbursement of recoveries to the FDIC through June 30, 2017 for all other covered assets, including commercial real estate, commercial and industrial and consumer loans, certain investment securities and commercial OREO. Pursuant to the terms of the Loss Sharing Agreements, the covered assets were subject to a stated loss threshold whereby the FDIC reimbursed BankUnited for 80% of losses related to the covered assets up to $4.0 billion and 95% of losses in excess of this amount, beginning with the first dollar of loss incurred. Transactions in the covered assets and the Loss Sharing Agreements had a material impact on the Company's financial statements for periods prior to the year ended December 31, 2019.
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
December 31, 2019

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
Investment Securities
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt securities that the Company may not have the intent to hold to maturity are classified as available-for-sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in AOCI, a separate component of stockholders' equity. Securities classified as available-for-sale may be used as part of the Company's asset/liability management strategy and may be sold in response to liquidity needs, regulatory changes, changes in interest rates, prepayment risk or other market factors. The Company does not maintain a trading portfolio. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities, using the level yield method. Premiums are amortized to the call date for callable securities. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.
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
December 31, 2019

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
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, government insured residential mortgages, an insignificant amount of home equity loans and lines of credit and other consumer loans, multi-family, owner and non-owner occupied commercial real estate, construction and land, and commercial and industrial loans, mortgage warehouse lines of credit, sales-type leases and direct financing leases.
Loans, other than ACI loans, are carried at UPB, net of premiums, discounts, unearned income, deferred loan origination fees and costs, and the ALLL.
Interest income on loans is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the level yield method.
ACI Loans
ACI loans, all of which were acquired in the FSB Acquisition, are those for which, at acquisition, management determined it probable that the Company would be unable to collect all contractual principal and interest payments due. These loans were recorded at estimated fair value at acquisition, measured as the present value of all cash flows expected to be received, discounted at an appropriately risk-adjusted discount rate. Initial cash flow expectations incorporated significant assumptions regarding prepayment rates, frequency of default and loss severity.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Non-accrual Loans
Commercial loans, other than ACI loans, are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential loans, other than ACI loans and government insured residential loans, are generally placed on non-accrual status when they are 90 days past due. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Payments received on nonaccrual commercial loans are applied as a reduction of principal. Interest payments are recognized as income on a cash basis on nonaccrual residential loans. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
Contractually delinquent government insured residential loans are not classified as non-accrual due to the nature of the guarantee. Contractually delinquent ACI loans are not classified as non-accrual as long as discount continues to be accreted on the loans or pools.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Sales-type and Direct Financing Leases
Sales-type and direct financing leases are carried at the aggregate of lease payments receivable and estimated residual value of the leased property, if applicable, less unearned income. Interest income is recognized over the term of the leases to achieve a constant periodic rate of return on the outstanding investment.
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
An assessment of collateral value is made at no later than 120 days delinquency for open- and closed-end loans secured by residential real estate; any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when management deems them to be uncollectible. Subsequent recoveries are credited to the ALLL.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
To the extent, in management's judgment, commercial portfolio segments have sufficient observable loss history, the quantitative portion of the ALLL is based on the Bank's historical net charge-off rates. These commercial segments include commercial and industrial loans, owner-occupied commercial real estate, the Bridge portfolios and SBF loans. For commercial portfolio segments that have not yet exhibited an observable loss trend, the quantitative loss factors are based on peer group average annual historical net charge-off rates by loan class and the Company’s internal credit risk rating system. These commercial segments include multifamily, non-owner occupied commercial real estate and construction and land loans. For Pinnacle, quantitative loss factors are based primarily on historical municipal default data. For most commercial portfolio segments, we use a 20 quarter look-back period in the calculation of historical net charge-off rates.
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
Residential and other consumer loans
This loan portfolio has not yet developed an observable loss trend. Therefore, the ALLL for residential loans is based primarily on relevant proxy historical loss rates. The ALLL for 1-4 single family residential loans, excluding government insured residential loans, is estimated using average annual loss rates on prime residential mortgage securitizations issued between 2003 and 2008 as a proxy. Based on the comparability of FICO scores and LTV ratios between loans included in those securitizations and loans in the Bank’s portfolio and the geographic diversity in the new purchased residential portfolio, we determined that prime residential mortgage securitizations provide an appropriate proxy for incurred losses in this portfolio class. A peer group 20-quarter average net charge-off rate is used to estimate the ALLL for the home equity and other consumer loan classes. The home equity and other consumer loan portfolios are not significant components of the overall loan portfolio. No quantitative ALLL is provided for U.S. Government insured residential loans.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments. The reserve is calculated in a manner similar to the general reserve, while also considering the timing and likelihood that the available credit will be utilized as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income.
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
December 31, 2019

Bank Owned Life Insurance
Bank owned life insurance is carried at the amount that could be realized under the contract at the balance sheet date, which is typically cash surrender value. Changes in cash surrender value are recorded in non-interest income.
Operating Lease Equipment
Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term. Estimated residual values are re-evaluated at least annually, based primarily on current residual value appraisals. Rental revenue is recognized on a straight-line basis over the contractual term of the lease.
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
Goodwill
Goodwill of $78 million at both December 31, 2019 and 2018 represents the excess of consideration transferred in business combinations over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually or more frequently if events or circumstances indicate that impairment may have occurred. The Company performs its annual goodwill impairment test in the third fiscal quarter. The Company has a single reporting unit.
When assessing goodwill for impairment, the Company may elect to perform a qualitative assessment to determine if a quantitative impairment test is necessary. If a qualitative assessment is not performed, or if the qualitative assessment indicates it is likely that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The quantitative impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value. The estimated fair value of the reporting unit is based on the market capitalization of the Company's common stock. The estimated fair value of the reporting unit at each impairment testing date substantially exceeded its carrying amount; therefore, no impairment of goodwill was indicated.
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
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The lives of improvements to existing buildings are based on the lesser of the estimated remaining lives of the buildings or the estimated useful lives of the improvements. Leasehold improvements are amortized over the shorter of the expected terms of the leases at inception, considering options to extend that are reasonably assured, or their useful lives. The estimated useful lives of premises and equipment are as follows:

•	buildings and improvements - 30 years;

•	leasehold improvements - 5 to 20 years;

•	furniture, fixtures and equipment - 5 to 7 years; and

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

•	computer equipment - 3 to 5 years.
Software and CCA
Software and CCA are carried at cost less accumulated depreciation and amortization and are included in other assets in the accompanying consolidated balance sheets. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets which for CCA is based on the term of the associated hosting arrangements plus any reasonably certain renewals. Direct costs of materials and services associated with developing or obtaining and implementing internal use software and hosting arrangements that are service contracts incurred during the application development stage are capitalized. The estimated useful life of software, software licensing rights and CCA implementation costs range from 3 to 5 years.
Loan Servicing Rights
Loan servicing rights relate to the portion of SBA and USDA loans sold in the secondary market and are measured at fair value, with changes in fair value subsequent to acquisition recognized in earnings. Loan servicing rights are included in other assets in the accompanying consolidated balance sheets. Servicing fee income is recorded net of changes in fair value in other non-interest income. Neither the loan servicing rights nor related income have had a material impact on the Company's financial statements to date.
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
December 31, 2019

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
Derivative Financial Instruments and Hedging Activities
Interest rate derivative contracts
The Company uses interest rate derivative contracts, such as swaps, caps, floors and collars, in the normal course of business to meet the financial needs of its customers and to manage exposure to changes in interest rates. Interest rate contracts are recorded as assets or liabilities in the consolidated balance sheets at fair value. Interest rate swaps that are used as a risk management tool to hedge the Company's exposure to changes in interest rates have been designated as cash flow or fair value hedging instruments. The gain or loss resulting from changes in the fair value of interest rate swaps designated and qualifying as cash flow hedging instruments is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings. Changes in the fair value of interest rate swaps designated as fair value hedging instruments as well as changes in the fair value of the hedged items caused by fluctuations in the designated benchmark interest rates are recognized in earnings.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows or fair value of the hedged item, the derivative expires or is sold, terminated, or exercised, management determines that the designation of the derivative as a hedging instrument is no longer appropriate or, for a cash flow hedge, the occurrence of the forecasted transaction is no longer probable. When hedge accounting on a cash flow hedge is discontinued, any subsequent changes in fair value of the derivative are recognized in earnings. The cumulative unrealized gain or loss related to a discontinued cash flow hedge continues to be reported in AOCI and is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period, in which case the cumulative unrealized gain or loss reported in AOCI is reclassified into earnings immediately. When hedge accounting on a fair value hedge is discontinued, adjustments to the carrying amount of the hedged item due to changes in fair value are also discontinued.
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
December 31, 2019

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
New Accounting Pronouncements Adopted in 2019
ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU, along with subsequent ASUs issued to clarify certain provisions of Topic 842, require a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with terms longer than one year. Accounting applied by lessors was largely unchanged by this ASU. The ASU also requires both qualitative and quantitative disclosures that provide additional information about the amounts recorded in the consolidated financial statements. The amendments in this ASU were effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2018. The most significant impact of adoption was the recognition, as lessee, of new right-of-use assets and lease liabilities on the consolidated balance sheet for real estate leases classified as operating leases. Under a package of practical expedients that the Company elected, as lessee and lessor, the Company did not have to (i) re-assess whether expired or existing contracts contain leases, (ii) re-assess the classification of expired or existing leases, (iii) re-evaluate initial direct costs for existing leases or (iv) separate lease components of certain contracts from non-lease components. The Company also elected the transition method that allows entities the option of applying the provisions of the ASU at the effective date without adjusting the comparative periods presented. The Company adopted this ASU in the first quarter of 2019 using the modified retrospective transition method. The Company recognized a lease liability and related right of use asset of approximately $104 million and $95 million, respectively, upon adoption on January 1, 2019. See Note 5 to the consolidated financial statements for more information about leases.
ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU added the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes. The ASU was effective for the Company for

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The Company has completed the execution of a detailed implementation plan, including establishment of a formal governance structure, the selection and implementation of estimation methodologies and credit loss models for all significant portfolio segments, implementation of a software solution to serve as its CECL platform, and development of processes and controls governing the CECL estimate and has executed a "parallel run" of the CECL estimation process.
Based on our portfolio mix as of December 31, 2019, the current economic environment, our economic forecast and other assumptions, we expect an increase in the amount of the allowance for credit losses of approximately $25 million to $30 million, resulting in a ratio of the allowance for credit losses to total loans, measured as of December 31, 2019, ranging from approximately 0.58% to 0.61%, compared to the current 0.47%. Additionally, upon adoption, we expect an increase in the reserve for unfunded commitments of approximately $5 million to $6 million. During the first quarter of 2020, we expect all internal reviews of the adjustment recorded upon initial adoption to be finalized and all processes and controls surrounding the ongoing estimate to be fully implemented and documented. The impact of CECL with respect to our HTM and AFS securities portfolios will not be significant at the date of adoption.
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions stipulated in ASC 740 and making some other targeted changes to the accounting for income taxes. This ASU is effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2020. The Company has not finalized its evaluation of the impact of adoption on its consolidated financial position, results of operations, and cash flows, but the impact is not currently expected to be material.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):

c	2019	2018	2017
Basic earnings per common share:
Numerator:
Net income	$313,098	$324,866	$614,273
Distributed and undistributed earnings allocated to participating securities	(13,371)	(13,047)	(23,250)
Income allocated to common stockholders for basic earnings per common share	$299,727	$311,819	$591,023
Denominator:
Weighted average common shares outstanding	96,581,290	104,916,865	106,574,448
Less average unvested stock awards	(1,127,275)	(1,171,994)	(1,104,035)
Weighted average shares for basic earnings per common share	95,454,015	103,744,871	105,470,413
Basic earnings per common share	$3.14	$3.01	$5.60
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$299,727	$311,819	$591,023
Adjustment for earnings reallocated from participating securities	(175)	(195)	(263)
Income used in calculating diluted earnings per common share	$299,552	$311,624	$590,760
Denominator:
Weighted average shares for basic earnings per common share	95,454,015	103,744,871	105,470,413
Dilutive effect of stock options	202,890	332,505	387,074
Weighted average shares for diluted earnings per common share	95,656,905	104,077,376	105,857,487
Diluted earnings per common share	$3.13	$2.99	$5.58

Included in participating securities above are unvested shares and 3,023,314 dividend equivalent rights outstanding at December 31, 2019 that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
The following potentially dilutive securities were outstanding at December 31, 2019, 2018 and 2017 but excluded from the calculation of diluted earnings per common share for the periods indicated because their inclusion would have been anti-dilutive:

	2019	2018	2017
Unvested shares and share units	1,050,455	1,463,607	1,431,761
Stock options and warrants	—	1,960	1,850,279

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$70,243	$219	$(137)	$70,325
U.S. Government agency and sponsored enterprise residential MBS	2,018,853	9,835	(6,513)	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	366,787	4,920	(731)	370,976
Private label residential MBS and CMOs	1,001,337	11,851	(1,011)	1,012,177
Private label commercial MBS	1,719,228	6,650	(1,194)	1,724,684
Single family rental real estate-backed securities	467,459	4,016	(1,450)	470,025
Collateralized loan obligations	1,204,905	322	(7,861)	1,197,366
Non-mortgage asset-backed securities	194,171	1,780	(1,047)	194,904
State and municipal obligations	257,528	15,774	—	273,302
SBA securities	359,808	4,587	(1,664)	362,731
	7,660,319	$59,954	$(21,608)	7,698,665
Investment securities held to maturity	10,000			10,000
	$7,670,319			7,708,665
Marketable equity securities				60,572
				$7,769,237

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Investment securities held to maturity at December 31, 2019 and 2018 consisted of one State of Israel bond maturing in 2024.
At December 31, 2019, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$680,739	$685,093
Due after one year through five years	4,293,764	4,302,450
Due after five years through ten years	2,253,815	2,274,947
Due after ten years	432,001	436,175
	$7,660,319	$7,698,665
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $2.4 billion and $2.1 billion at December 31, 2019 and 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table provides information about gains and losses on investment securities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Proceeds from sale of investment securities available for sale	$2,975,259	$1,030,810	$1,287,591

Gross realized gains:
Investment securities available for sale	$21,961	$8,617	$37,530
Gross realized losses:
Investment securities available for sale	(3,424)	(2,514)	(4,064)
Net realized gain	18,537	6,103	33,466

Net unrealized gains (losses) on marketable equity securities recognized in earnings	2,637	(2,944)	—

Gain on investment securities, net	$21,174	$3,159	$33,466

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions, aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at December 31, 2019 and 2018 (in thousands):

	2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$20,056	$(137)	$—	$—	$20,056	$(137)
U.S. Government agency and sponsored enterprise residential MBS	579,076	(3,862)	243,839	(2,651)	822,915	(6,513)
U.S. Government agency and sponsored enterprise commercial MBS	99,610	(696)	6,477	(35)	106,087	(731)
Private label residential MBS and CMOs	180,398	(838)	41,636	(173)	222,034	(1,011)
Private label commercial MBS	648,761	(1,060)	76,302	(134)	725,063	(1,194)
Single family rental real estate-backed securities	241,915	(1,445)	5,460	(5)	247,375	(1,450)
Collateralized loan obligations	63,310	(846)	682,076	(7,015)	745,386	(7,861)
Non-mortgage asset-backed securities	78,964	(962)	7,883	(85)	86,847	(1,047)
SBA securities	10,236	(2)	142,204	(1,662)	152,440	(1,664)
	$1,922,326	$(9,848)	$1,205,877	$(11,760)	$3,128,203	$(21,608)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
The Company monitors its investment securities available for sale for OTTI on an individual security basis. No securities were determined to be other-than-temporarily impaired during the years ended December 31, 2019, 2018 and 2017. The Company does not intend to sell securities that are in significant unrealized loss positions at December 31, 2019 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At December 31, 2019, 155 securities available for sale were in unrealized loss positions. The amount of impairment related to 65 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $538 thousand and no further analysis with respect to these securities was considered necessary. The basis for concluding that impairment of the remaining securities was not other-than-temporary is further described below.
U.S. Treasury securities
At December 31, 2019, one U.S Treasury security was in an unrealized loss position. The timely payment of principal and interest on this security is explicitly guaranteed by the U.S. Government. Given the limited severity of impairment and the exception of timely payments of principal and interest, the impairment is considered to be temporary.
U.S. Government agency and sponsored enterprise residential and commercial MBS
At December 31, 2019, thirty-two U.S. Government agency and sponsored enterprise residential MBS and four U.S. Government agency and sponsored enterprise commercial MBS were in unrealized loss positions. Impairment of these floating rate securities was primarily attributable to widening spreads. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. Given the expectation of timely payment of principal and interest the impairments were considered to be temporary.
Private label residential MBS and CMOs
At December 31, 2019, nine private label residential MBS and CMOs were in unrealized loss positions, primarily as a result of widening spreads. These securities were assessed for OTTI using credit and prepayment behavioral models that incorporate CUSIP level constant default rates, voluntary prepayment rates and loss severity and delinquency assumptions. The results of these assessments were not indicative of credit losses related to any of these securities as of December 31, 2019. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Private label commercial MBS
At December 31, 2019, ten private label commercial MBS were in unrealized loss positions, primarily as a result of widening spreads. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal the impairments were considered to be temporary.
Single family rental real estate-backed securities
At December 31, 2019, four single family rental real estate-backed securities were in unrealized loss positions. The unrealized losses were primarily due to widening spreads. Management's analysis of the credit characteristics, including loan-to-value and debt service coverage ratios, and levels of subordination for each of the securities is not indicative of projected credit losses. Given the absence of projected credit losses the impairments were considered to be temporary.
Collateralized loan obligations:
At December 31, 2019, nineteen collateralized loan obligations were in unrealized loss positions, primarily due to widening spreads for this asset class. These securities were assessed for OTTI using credit and prepayment behavioral models incorporating assumptions consistent with the collateral characteristics of each security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairments were considered to be temporary.
Non-mortgage asset-backed securities
At December 31, 2019, four non-mortgage asset-backed securities were in unrealized loss positions, due primarily to widening spreads. These securities were assessed for OTTI using a credit and prepayment behavioral model incorporating assumptions consistent with the collateral characteristics of the security. The results of this analysis were not indicative of expected credit losses. Given the expectation of timely recovery of outstanding principal, the impairment was considered to be temporary.
SBA Securities
At December 31, 2019, seven SBA securities were in unrealized loss positions. These securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the SBA. Given the expectation of timely payment of principal and interest, the impairments were considered to be temporary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 4    Loans and Allowance for Loan and Lease Losses
At December 31, 2019 and 2018, loans consisted of the following (dollars in thousands):

	2019		2018
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,953,936	21.4%	$4,664,920	21.2%
Government insured residential	698,644	3.0%	266,729	1.2%
Other consumer loans	8,539	0.1%	17,340	0.1%
	5,661,119	24.5%	4,948,989	22.5%
Commercial:
Multi-family	2,217,705	9.6%	2,585,421	11.8%
Non-owner occupied commercial real estate	5,030,904	21.7%	4,688,880	21.4%
Construction and land	243,925	1.1%	226,840	1.0%
Owner occupied commercial real estate	2,062,808	8.9%	2,119,880	9.6%
Commercial and industrial	4,655,349	20.1%	4,358,526	19.8%
Pinnacle	1,202,430	5.2%	1,462,655	6.6%
Bridge - franchise finance	627,482	2.6%	517,305	2.4%
Bridge - equipment finance	684,794	3.0%	636,838	2.9%
Mortgage warehouse lending	768,472	3.3%	431,674	2.0%
	17,493,869	75.5%	17,028,019	77.5%
Total loans	23,154,988	100.0%	21,977,008	100.0%
Allowance for loan and lease losses	(108,671)		(109,931)
Loans, net	$23,046,317		$21,867,077

Premiums, discounts and deferred fees and costs totaled $50 million and $44 million at December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019 and 2018, the Company purchased 1-4 single family residential loans totaling $2.2 billion and $1.3 billion, respectively. Purchases for the years ended December 31, 2019 and 2018 included $844 million and $371 million, respectively, of government insured residential loans.
At December 31, 2019, the Company had pledged loans with a carrying value of approximately $10.2 billion as security for FHLB advances and Federal Reserve discount window borrowings.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following presents the Company's recorded investment in ACI loans, included in the table above, as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Residential	$149,580	$190,223
Commercial	17,180	17,925
	$166,760	$208,148

At December 31, 2019 and 2018, the UPB of ACI loans was $321 million and $408 million, respectively. The accretable yield on ACI loans represents the amount by which undiscounted expected future cash flows exceed recorded investment. Changes in the accretable yield on ACI loans for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

Balance at December 31, 2016	$675,385
Reclassifications from non-accretable difference	81,501
Accretion	(301,827)
Balance at December 31, 2017	455,059
Reclassifications from non-accretable difference, net	128,499
Accretion	(369,915)
Other changes, net (1)	78,204
Balance at December 31, 2018	291,847
Reclassifications to non-accretable difference, net	(565)
Accretion	(63,853)
Other changes, net (1)	(15,789)
Balance at December 31, 2019	$211,640

(1)	Represents changes in cash flows expected to be collected due to the impact of changes in prepayment assumptions or changes in benchmark interest rates.
Allowance for loan and lease losses
Activity in the ALLL for the years ended December 31, 2019, 2018 and 2017 is summarized in the table below (in thousands):

	2019			2018			2017
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$10,788	$99,143	$109,931	$10,720	$134,075	$144,795	$11,503	$141,450	$152,953
Provision	154	8,750	8,904	1,032	24,893	25,925	2,452	66,295	68,747
Charge-offs (1)(2)	—	(17,541)	(17,541)	(1,465)	(65,619)	(67,084)	(3,328)	(77,865)	(81,193)
Recoveries	212	7,165	7,377	501	5,794	6,295	93	4,195	4,288
Ending balance	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931	$10,720	$134,075	$144,795

(1)	Includes charge-offs of $39.7 million and $56.6 million related to taxi medallion loans during the years ended December 31, 2018 and 2017, respectively.

(2)	Includes charge-offs of $1.2 million and $3.3 million related to formerly covered residential loans during the years ended December 31, 2018 and 2017, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents information about the balance of the ALLL and related loans as of December 31, 2019 and 2018 (in thousands):

	2019			2018
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931
Ending balance: loans individually evaluated for impairment	$9	$20,481	$20,490	$134	$12,143	$12,277
Ending balance: loans collectively evaluated for impairment	$11,145	$77,036	$88,181	$10,654	$87,000	$97,654
Ending balance: ACI loans	$—	$—	$—	$—	$—	$—
Loans:			0
Ending balance	$5,661,119	$17,493,869	$23,154,988	$4,948,989	$17,028,019	$21,977,008
Ending balance: loans individually evaluated for impairment (1)	$57,117	$187,788	$244,905	$7,690	$108,841	$116,531
Ending balance: loans collectively evaluated for impairment	$5,454,422	$17,288,901	$22,743,323	$4,751,076	$16,901,253	$21,652,329
Ending balance: ACI loans	$149,580	$17,180	$166,760	$190,223	$17,925	$208,148

(1) Includes government insured residential loans modified in TDRs of $53.4 million at December 31, 2019.
Credit quality information
The table below presents information about loans identified as impaired as of December 31, 2019 and 2018 (in thousands):

	2019			2018
	Recorded Investment	UPB	Related Specific Allowance	Recorded Investment	UPB	Related Specific Allowance
With no specific allowance recorded:
1-4 single family residential	$992	$989	$—	$2,204	$2,170	$—
Government insured residential	53,428	53,350	—	3,520	3,435	—
Multi-family	6,138	6,169	—	25,560	25,592	—
Non-owner occupied commercial real estate	38,345	38,450	—	12,293	12,209	—
Construction and land	3,191	3,155	—	9,923	9,925	—
Owner occupied commercial real estate	17,419	17,488	—	9,007	9,024	—
Commercial and industrial	10,585	10,574	—	13,514	13,519	—
Bridge - franchise finance	4,115	4,117	—	3,152	3,149	—
Bridge - equipment finance	6,807	6,793	—	—	—	—
With a specific allowance recorded:
1-4 single family residential	2,697	2,652	9	1,966	1,941	134
Non-owner occupied commercial real estate	—	—	—	1,666	1,667	731
Owner occupied commercial real estate	2,522	2,509	401	3,316	3,322	844
Commercial and industrial	63,531	63,709	13,992	10,939	10,946	3,831
Bridge - franchise finance	21,011	21,050	2,953	2,047	2,046	1,427
Bridge - equipment finance	14,124	14,024	3,135	17,424	17,339	5,310
Total:
Residential and other consumer	$57,117	$56,991	$9	$7,690	$7,546	$134
Commercial	187,788	188,038	20,481	108,841	108,738	12,143
	$244,905	$245,029	$20,490	$116,531	$116,284	$12,277

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Included in the table above is the guaranteed portion of impaired SBA loans totaling $46.1 million and $13.1 million at December 31, 2019 and 2018, respectively. Interest income recognized on impaired loans was $1.9 million and $9.6 million for the years ended December 31, 2019 and 2017, respectively. The interest income recognized on impaired loans was immaterial for the year ended December 31, 2018.
The following table presents the average recorded investment in impaired loans for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Residential and other consumer:
1-4 single family residential	$4,525	$5,227	$3,213
Government insured residential	18,574	1,426	—
Home equity loans and lines of credit	—	—	12,265
	23,099	6,653	15,478
Commercial:
Multi-family	20,972	25,679	4,259
Non-owner occupied commercial real estate	25,814	14,106	5,537
Construction and land	7,621	6,551	2,789
Owner occupied commercial real estate	14,250	16,207	19,882
Commercial and industrial (1)	36,698	97,388	147,252
Bridge - franchise finance	10,195	1,986	14,438
Bridge - equipment finance	13,981	7,771	8,427
	129,531	169,688	202,584
	$152,630	$176,341	$218,062

(1)	Includes average recorded investment in taxi medallion loans totaling $80 million and $109 million during the years ended December 31, 2018 and 2017, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents the recorded investment in loans on non-accrual status as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Residential and other consumer:
1-4 single family residential	$18,877	$6,316
Other consumer loans	17	288
	18,894	6,604
Commercial:
Multi-family	6,138	25,560
Non-owner occupied commercial real estate	40,097	16,050
Construction and land	3,191	9,923
Owner occupied commercial real estate	27,141	19,789
Commercial and industrial	74,757	28,584
Bridge - franchise finance	13,631	5,308
Bridge - equipment finance	20,939	17,425
	185,894	122,639
	$204,788	$129,243
Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $45.7 million and $17.8 million at December 31, 2019 and 2018, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $7.5 million and $5.0 million for the years ended December 31, 2019 and 2018, respectively.
Management considers delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity and consumer loans. Delinquency statistics are updated at least monthly. See "Aging of loans" below for more information on the delinquency status of loans. Original LTV and original FICO score are also important indicators of credit quality for 1-4 single family residential loans, other than the FSB loans and government insured loans.
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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following tables summarize key indicators of credit quality for the Company's loans as of December 31, 2019 and 2018 (in thousands):
1-4 Single Family Residential credit exposure for loans, excluding FSB loans and government insured residential loans, based on original LTV and FICO score:

	2019
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 61%	$118,914	$126,349	$188,526	$792,065	$1,225,854
61% - 70%	135,062	118,652	189,188	660,414	1,103,316
71% - 80%	192,761	239,697	434,013	1,392,906	2,259,377
More than 80%	18,660	27,247	32,147	128,928	206,982
	$465,397	$511,945	$843,874	$2,974,313	$4,795,529

	2018
	FICO
LTV	720 or less	721 - 740	741 - 760	761 or greater	Total
Less than 61%	$105,812	$123,877	$197,492	$813,944	$1,241,125
61% - 70%	120,982	109,207	170,531	597,659	998,379
71% - 80%	156,519	203,121	374,311	1,264,491	1,998,442
More than 80%	17,352	35,036	36,723	136,487	225,598
	$400,665	$471,241	$779,057	$2,812,581	$4,463,544
Commercial credit exposure, based on internal risk rating:

	2019
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$2,184,771	$4,932,279	$240,734	$1,991,556	$4,508,563	$1,202,430	$562,042	$663,855	$768,472	$17,054,702
Special mention	—	5,831	—	27,870	28,498	—	10,682	—	—	72,881
Substandard	32,934	92,794	3,191	43,382	118,288	—	54,758	20,939	—	366,286
	$2,217,705	$5,030,904	$243,925	$2,062,808	$4,655,349	$1,202,430	$627,482	$684,794	$768,472	$17,493,869

	2018
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$2,547,835	$4,611,029	$216,917	$2,077,611	$4,285,478	$1,462,655	$492,853	$612,968	$421,188	$16,728,534
Special mention	2,932	16,516	—	13,368	27,611	—	9,232	925	10,486	81,070
Substandard	34,654	61,335	9,923	28,901	43,691	—	15,220	16,302	—	210,026
Doubtful	—	—	—	—	1,746	—	—	6,643	—	8,389
	$2,585,421	$4,688,880	$226,840	$2,119,880	$4,358,526	$1,462,655	$517,305	$636,838	$431,674	$17,028,019

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Aging of loans:
The following table presents an aging of loans as of December 31, 2019 and 2018 (in thousands):

	2019					2018
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,887,618	$45,634	$9,578	$11,106	$4,953,936	$4,640,771	$15,070	$2,126	$6,953	$4,664,920
Government insured residential	93,560	45,347	30,426	529,311	698,644	31,348	8,342	8,871	218,168	266,729
Home equity loans and lines of credit	1,320	—	—	—	1,320	1,393	—	—	—	1,393
Other consumer loans	7,219	—	—	—	7,219	15,947	—	—	—	15,947
Multi-family	2,217,705	—	—	—	2,217,705	2,585,421	—	—	—	2,585,421
Non-owner occupied commercial real estate	5,015,458	—	928	14,518	5,030,904	4,682,443	3,621	1,374	1,442	4,688,880
Construction and land	240,647	2,396	—	882	243,925	224,828	916	—	1,096	226,840
Owner occupied commercial real estate	2,041,352	1,336	4,420	15,700	2,062,808	2,106,104	2,826	1,087	9,863	2,119,880
Commercial and industrial	4,595,847	2,313	4,301	52,888	4,655,349	4,341,304	6,732	926	9,564	4,358,526
Pinnacle	1,202,430	—	—	—	1,202,430	1,462,655	—	—	—	1,462,655
Bridge - franchise finance	610,315	3,840	2,501	10,826	627,482	516,077	—	—	1,228	517,305
Bridge - equipment finance	677,089	7,705	—	—	684,794	636,235	603	—	—	636,838
Mortgage warehouse lending	768,472	—	—	—	768,472	431,674	—	—	—	431,674
	$22,359,032	$108,571	$52,154	$635,231	$23,154,988	$21,676,200	$38,110	$14,384	$248,314	$21,977,008

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $36.3 million and $8.8 million at December 31, 2019 and 2018, respectively. Loans contractually delinquent by 90 days or more and still accruing totaled $531 million, of which $529 million were government insured residential loans at December 31, 2019 and $219 million, of which $218 million were government insured residential loans at December 31, 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Loan Concentrations
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at December 31, 2019 and 2018 (dollars in thousands):

	2019		2018
	Total	Percent of Total	Total	Percent of Total
California	$1,280,243	25.8%	$1,177,221	25.2%
New York	1,057,926	21.4%	977,146	20.9%
Florida	597,359	12.1%	645,020	13.8%
Virginia	189,869	3.8%	184,756	4.0%
New Jersey	189,018	3.8%	158,863	3.5%
All others	1,639,521	33.1%	1,521,914	32.6%
	$4,953,936	100.0%	$4,664,920	100.0%

The following table presents the largest geographic concentrations of commercial real estate loans and commercial and industrial loans, including owner-occupied commercial real estate loans at December 31, 2019 and 2018:

	2019		2018
	Commercial Real Estate	Commercial and Industrial	Commercial Real Estate	Commercial and Industrial
Florida	46.4%	40.5%	42.8%	46.3%
New York Tri-state	45.7%	21.1%	50.3%	18.5%
Other	7.9%	38.4%	6.9%	35.2%
	100.0%	100.0%	100.0%	100.0%

Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $257 million, of which $248 million was government insured, at December 31, 2019 and $85 million, all of which was government insured, at December 31, 2018. The carrying amount of foreclosed residential real estate included in "Other assets" in the accompanying consolidated balance sheet was zero and $6 million at December 31, 2019 and 2018, respectively.
Troubled debt restructurings
The following tables summarize loans that were modified in TDRs during the years ended December 31, 2019, 2018 and 2017, as well as loans modified during the years ended December 31, 2019, 2018 and 2017 that experienced payment defaults during the periods (dollars in thousands):

	2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential	2	$557	—	$—
Government insured residential	324	51,022	112	17,421
Non-owner occupied commercial real estate	1	11,496	—	—
Owner occupied commercial real estate	1	908	1	908
Commercial and industrial	7	20,239	2	8,673
Bridge - franchise finance	4	15,288	—	—
	339	$99,510	115	$27,002

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	2018
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential	10	$3,669	3	$929
Government insured residential	26	2,793	15	1,560
Non-owner occupied commercial real estate	3	5,932	1	2,949
Owner occupied commercial real estate	2	1,076	—	—
Commercial and industrial	6	6,646	2	217
	47	$20,116	21	$5,655

	2017
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
1-4 single family residential	7	$676	5	$595
Multi-family	2	23,173	—	—
Owner occupied commercial real estate	3	4,685	—	—
Commercial and industrial(1)	112	49,904	8	2,725
	124	$78,438	13	$3,320

(1)	Includes taxi medallion loans totaling $48.5 million modified during the year ended December 31, 2017.
Modifications during the years ended December 31, 2019, 2018 and 2017 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material. Modified ACI loans accounted for in pools are not considered TDRs, are not separated from the pools and are not classified as impaired loans.
Note 5    Leases
Leases under which the Company is the lessee
The Company leases branches, office space and a small amount of equipment under either operating or finance leases with remaining terms ranging from one to 15 years, some of which include extension options.
The following table presents ROU assets and lease liabilities as of December 31, 2019 (in thousands):

ROU assets:
Operating leases	$92,553
Finance leases	31,587
$124,140
Lease liabilities:
Operating leases	$102,264
Finance leases	34,248
$136,512

ROU assets and lease liabilities for operating leases are included in "other assets" and "other liabilities", respectively, in the accompanying consolidated balance sheets. ROU assets and lease liabilities for finance leases are included in "other assets" and "notes and other borrowings", respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The weighted average remaining lease term and weighted average discount rate at December 31, 2019 were:

Weighted average remaining lease term:
Operating leases	7.66 years
Finance leases	13.55 years
Weighted average discount rate:
Operating leases	3.3%
Finance leases	2.9%

The following table presents the components of lease expense for the year ended December 31, 2019 (in thousands):

Operating lease cost:
Fixed costs	$20,284
Impairment of ROU assets	1,278
Total operating lease cost	$21,562

Finance lease cost:
Amortization of ROU assets	$1,642
Interest on lease liabilities	1,002
Total finance lease cost	$2,644

Variable lease cost	$3,950
Short-term lease costs and sublease income were immaterial for the year ended December 31, 2019.
Additional information related to operating and finance leases for the year ended December 31, 2019 follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,002
Operating cash flows from operating leases	20,795
Financing cash flows from finance leases	2,529
$24,326

Lease liabilities recognized from obtaining ROU assets:
Operating lease liabilities recognized upon adoption of ASC 842	$104,064
Operating leases	15,778
Finance leases	27,415
$147,257

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Future lease payment obligations under leases with terms in excess of one year and a reconciliation to lease liabilities as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
Years ending December 31:
2020	$19,817	$2,916	$22,733
2021	18,232	3,088	21,320
2022	15,045	2,525	17,570
2023	12,990	2,603	15,593
2024	11,550	2,701	14,251
Thereafter	38,419	27,996	66,415
Total future minimum lease payments	116,053	41,829	157,882
Less: interest component	(13,789)	(7,581)	(21,370)
Lease liabilities	$102,264	$34,248	$136,512
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
Direct or Sales Type Financing Leases
The following table presents the components of the investment in direct or sales type financing leases, included in loans in the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Total minimum lease payments to be received	$804,103	$808,921
Estimated unguaranteed residual value of leased assets	8,471	7,355
Gross investment in direct or sales type financing leases	812,574	816,276
Unearned income	(84,175)	(81,864)
Initial direct costs	4,453	4,833
	$732,852	$739,245

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

At December 31, 2019, future minimum lease payments to be received under direct or sales type financing leases were as follows (in thousands):

Years Ending December 31:
2020	$199,591
2021	149,480
2022	100,849
2023	78,914
2024	61,969
Thereafter	213,300
$804,103

Operating Lease Equipment
Operating lease equipment consists primarily of railcars, non-commercial aircraft and other transportation equipment leased to commercial end users. Original lease terms generally range from three to ten years. Asset risk is evaluated and managed by a dedicated internal staff of seasoned equipment finance professionals with a broad depth and breadth of experience in the leasing business. The Company has partnered with an industry leading, experienced service provider who provides fleet management and servicing relating to the railcar fleet. Residual risk is managed by setting appropriate residual values at inception and systematic reviews of residual values based on independent appraisals, performed at least annually. The Company endeavors to lease to a stable end user base, maintain a relatively young and diversified fleet of assets and stagger lease maturities.
The following table presents the components of operating lease equipment as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Operating lease equipment	$844,015	$802,302
Less: accumulated depreciation	(145,862)	(99,948)
Operating lease equipment, net	$698,153	$702,354
The Company recognized impairment of $1.9 million during the year ended December 31, 2019. This impairment charge is included in "depreciation of operating lease equipment" in the accompanying consolidated statements of income. No impairment was recognized during the years ended December 31, 2018 and 2017.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

At December 31, 2019, scheduled minimum rental payments under operating leases were as follows (in thousands):

Years Ending December 31:
2020	$60,176
2021	51,155
2022	44,368
2023	37,060
2024	31,930
Thereafter	80,196
$304,885

The following table summarizes lease income recognized for operating leases and direct or sales type finance leases for the year ended December 31, 2019 (in thousands):

	2019	Location of Lease Income on Consolidated Statements of Income
Operating leases	$66,631	Non-interest income from lease financing
Direct or sales type finance leases	21,865	Interest income on loans
	$88,496

Note 6    Deposits
The following table presents average balances and weighted average rates paid on deposits for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	2019		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$3,950,612	—%	$3,389,191	—%	$3,069,565	—%
Interest bearing	1,824,803	1.37%	1,627,828	1.13%	1,586,390	0.81%
Money market	10,716,274	1.84%	10,350,772	1.41%	9,364,498	0.85%
Savings	206,545	0.24%	284,198	0.26%	365,603	0.21%
Time	6,928,499	2.34%	6,617,006	1.81%	6,094,336	1.27%
	$23,626,733	1.63%	$22,268,995	1.28%	$20,480,392	0.83%

Time deposit accounts with balances of $100,000 or more totaled approximately $3.5 billion and $4.1 billion at December 31, 2019 and 2018, respectively. Time deposit accounts with balances of $250,000 or more totaled $1.9 billion and $2.4 billion at December 31, 2019 and 2018, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents maturities of time deposits as of December 31, 2019 (in thousands):

Maturing in:
2020	$7,196,988
2021	106,416
2022	24,289
2023	17,898
2024	1,656
$7,347,247

Included in deposits at December 31, 2019 are public funds deposits of $2.6 billion and brokered deposits of $3.7 billion. Investment securities available for sale with a carrying value of $1.0 billion were pledged as security for public funds deposits at December 31, 2019.
Interest expense on deposits for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Interest bearing demand	$25,054	$18,391	$12,873
Money market	197,445	145,585	79,645
Savings	497	739	752
Time	162,184	119,848	77,663
	$385,180	$284,563	$170,933

Note 7    Borrowings
The following table presents information about outstanding FHLB advances as of December 31, 2019 (dollars in thousands):

		Range of Interest Rates
	Amount	Minimum	Maximum	Weighted Average Rate
Maturing in:
2020 - One month or less	$760,000	1.66%	2.02%	1.77%
2020 - Over one month	3,471,000	1.67%	2.90%	1.98%
2021	250,000	2.75%	3.02%	2.91%
Total contractual balance outstanding	4,481,000
Cumulative fair value hedging adjustments	(499)
Carrying value	$4,480,501

The table above reflects contractual maturities of outstanding advances and does not incorporate the impact that interest rate swaps designated as cash flow hedges have on the duration of borrowings. The terms of the Company's security agreement with the FHLB require a specific assignment of collateral consisting of qualifying first mortgage loans, commercial real estate loans, home equity lines of credit and mortgage-backed securities with unpaid principal amounts discounted at various stipulated percentages at least equal to 100% of outstanding FHLB advances. As of December 31, 2019, the Company had pledged investment securities and real estate loans with an aggregate carrying amount of approximately $11.5 billion as collateral for advances from the FHLB.
At December 31, 2019 and 2018 outstanding senior notes payable and other borrowings consisted of the following (dollars in thousands):

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	2019	2018
Principal amount of 4.875% senior notes	$400,000	$400,000
Unamortized discount and debt issuance costs	(4,910)	(5,610)
	395,090	394,390
Finance leases	34,248	8,359
	$429,338	$402,749

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
At December 31, 2019, BankUnited had available borrowing capacity at the FHLB of approximately $4.3 billion, unused borrowing capacity at the FRB of approximately $637 million and unused Federal funds lines of credit with other financial institutions totaling $185 million.
Note 8    Premises, Equipment and Software
Premises and equipment and capitalized software costs are included in other assets in the accompanying consolidated balance sheets and are summarized as follows as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Buildings and improvements	$—	$7,938
Leasehold improvements	72,627	69,651
Furniture, fixtures and equipment	36,492	36,581
Computer equipment	22,729	22,218
Software and software licensing rights	57,687	47,727
Aircraft and automobiles	11,593	11,614
Capitalized implementation costs of CCA	1,881	805
	203,009	196,534
Less: accumulated depreciation	(144,905)	(130,702)
Premises, equipment and software, net	$58,104	$65,832

Buildings held for sale, net	$6,789	$—

Depreciation and amortization expense related to premises, equipment and software was $19.2 million, $17.5 million and $18.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company measures assets held for sale at the lower of carrying amount or estimated fair value.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 9    Income Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Current:
Federal	$58,996	$2,172	$(251,880)
State	7,373	20,834	(15,733)
	66,369	23,006	(267,613)
Deferred:
Federal	8,255	51,303	46,377
State	16,274	16,475	11,424
	24,529	67,778	57,801
	$90,898	$90,784	$(209,812)

A reconciliation of expected income tax expense at the statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, to the Company's effective income tax rate follows (dollars in thousands):

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense calculated at the statutory federal income tax rate	$84,839	21.00%	$87,286	21.00%	$141,561	35.00%
Increases (decreases) resulting from:
Income not subject to tax	(17,950)	(4.44)%	(18,923)	(4.55)%	(29,511)	(7.30)%
State income taxes, net of federal tax benefit	19,956	4.94%	31,182	7.50%	19,332	4.78%
Discrete income tax benefit	—	—%	—	—%	(327,945)	(81.08)%
Other, net	4,053	1.00%	(8,761)	(2.11)%	(13,249)	(3.27)%
	$90,898	22.50%	$90,784	21.84%	$(209,812)	(51.87)%

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The components of deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Excess of tax basis over carrying value of acquired loans	$50,089	$52,341
Allowance for loan and lease losses	23,151	25,599
Net operating loss and tax credit carryforwards	5,947	17,209
Net unrealized loss on investment securities available for sale and cash flow hedges	11,475	—
Other	55,205	33,330
Gross deferred tax assets	145,867	128,479
Deferred tax liabilities:
Lease financing, due to differences in depreciation	176,269	167,856
Other	31,227	10,952
Gross deferred tax liabilities	207,496	178,808
Net deferred tax liability	$(61,629)	$(50,329)

Based on the evaluation of available evidence, the Company has concluded that it is more likely than not that the existing deferred tax assets will be realized. The primary factor supporting this conclusion is the amount of future taxable income that will result from the scheduled reversal of existing deferred tax liabilities.
At December 31, 2019, remaining net operating loss and tax credit carryforwards included federal net operating loss carryforwards in the amount of $5.3 million, expiring from 2029 through 2032, and Florida net operating loss carryforwards in the amount of $111.1 million. Florida net operating loss carryforwards consisted of $106.1 million expiring from 2030 through 2037 and $5.0 million that can be carried forward indefinitely.
The Company has investments in affordable housing limited partnerships which generate federal Low Income Housing Tax Credits and other tax benefits. The balance of these investments, included in other assets in the accompanying consolidated balance sheet, was $57 million and $64 million at December 31, 2019 and 2018, respectively. Unfunded commitments for affordable housing investments, included in other liabilities in the accompanying consolidated balance sheet, were $8 million and $21 million at December 31, 2019 and 2018, respectively. The maximum exposure to loss as a result of the Company's involvement with these limited partnerships at December 31, 2019 was approximately $78 million. While the Company believes the likelihood of potential losses from these investments is remote, the maximum exposure was determined by assuming a scenario where the projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits. These investments did not have a material impact on income tax expense for the years ended December 31, 2019, 2018 and 2017.
The Company has a liability for unrecognized tax benefits relating to uncertain federal and state tax positions in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 follows (in thousands):

	2019	2018	2017
Balance, beginning of period	$116,081	$59,220	$72,736
Additions for tax positions related to the current year	5,352	2,399	1,882
Additions for tax positions related to prior periods	280,449	77,101	1,661
Reductions due to change in tax position	(564)	(26,037)	(15,316)
Reductions due to lapse of the statute of limitations	(406)	(675)	(2,229)
	400,912	112,008	58,734
Interest and penalties	6,214	4,073	486
Balance, end of period	$407,126	$116,081	$59,220

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019, 2018 and 2017, the Company had $368.9 million, $78.2 million and $43.6 million of unrecognized federal and state tax benefits, net of federal tax benefits, that if recognized would have impacted the effective tax rate. Unrecognized tax benefits related to state income tax contingencies that may decrease during the 12 months subsequent to December 31, 2019 as a result of settlements with taxing authorities range from zero to $44.5 million.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of income. At December 31, 2019 and 2018, accrued interest and penalties included in the consolidated balance sheets, net of federal tax benefits, were $11.4 million and $6.5 million, respectively. The total amounts of interest and penalties, net of federal tax benefits, recognized through income tax expense were $4.9 million, $3.2 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns where combined filings are required. Income tax returns for the tax years ended December 31, 2019, 2018, 2017, 2016, and 2015 remain subject to examination in the U.S. Federal and various state tax jurisdictions. The tax years ended December 31, 2009, 2010, 2011, 2012, 2013 and 2014 remain subject to examination by certain states.
Note 10 Derivatives and Hedging Activities
The Company enters into LIBOR-based interest rate swaps that are designated as cash flow hedges with the objective of limiting the variability of interest payment cash flows resulting from changes in the benchmark interest rate LIBOR. The Company also enters into LIBOR-based interest rate swaps designated as fair value hedges designed to hedge changes in the fair value of outstanding fixed rate borrowings caused by fluctuations in the benchmark interest rate.
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the years ended December 31, 2019, 2018 and 2017, the impact on earnings, included in "other non-interest income" in the accompanying consolidated statements of income, related to changes in fair value of these derivatives was $9.6 million, $2.1 million and $3.0 million, respectively.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both December 31, 2019 and 2018.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at December 31, 2019 and 2018 (dollars in thousands):

	2019
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.37%	3-Month LIBOR	3.2	$3,131,000	Other liabilities	$—	$(1,607)
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.55%	1.6	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.72%	Indexed to 1-month LIBOR	6.4	1,460,355	Other assets / Other liabilities	876	(15,307)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.72%	6.4	1,460,355	Other assets / Other liabilities	42,810	(2,115)
Interest rate caps purchased, indexed to 1-month LIBOR			3.30%	0.6	61,004	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.30%		0.6	61,004	Other liabilities	—	—
					$6,423,718		$43,686	$(19,029)

	2018
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.38%	3-Month LIBOR	4.0	$2,846,000	Other assets / Other liabilities	$3,405	$—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		4.10%	Indexed to 1-month LIBOR	6.0	1,048,196	Other assets / Other liabilities	14,883	(6,991)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	4.10%	6.0	1,048,196	Other assets / Other liabilities	11,318	(16,874)
Interest rate caps purchased, indexed to 1-month LIBOR			3.43%	1.2	98,407	Other assets	9	—
Interest rate caps sold, indexed to 1-month LIBOR		3.43%		1.2	98,407	Other liabilities	—	(9)
					$5,139,206		$29,615	$(23,874)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$2,627	$1,999	$(9,621)	Interest expense on borrowings

During the years ended December 31, 2019, 2018 and 2017, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of December 31, 2019, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $20.0 million.
There were no fair value hedges during the years ended December 31, 2018 and 2017. The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the year ended December 31, 2019 (in thousands):

	2019	Location of Gain (Loss) in Consolidated Statements of Income
Fair value adjustment on derivatives	$(486)	Interest expense on borrowings
Fair value adjustment on hedged items	499	Interest expense on borrowings
Gain recognized on fair value hedges (ineffective portion)	$13
The following table provides information about the hedged items related to derivatives designated as fair value hedges at December 31, 2019 and 2018 (in thousands):

	2019	2018	Location in Consolidated Balance Sheets
Carrying value of hedged item	$250,000	$—	Federal Home Loan Bank advances
Cumulative fair value hedging adjustments	$(499)	$—	Federal Home Loan Bank advances

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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at December 31, 2019 and 2018 (dollars in thousands):

	2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$876	$—	$876	$(876)	$—	$—
Derivative liabilities	(16,914)	—	(16,914)	876	16,038	—
	$(16,038)	$—	$(16,038)	$—	$16,038	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	2018
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$18,297	$—	$18,297	$(5,264)	$(13,129)	$(96)
Derivative liabilities	(6,991)	—	(6,991)	5,264	436	(1,291)
	$11,306	$—	$11,306	$—	$(12,693)	$(1,387)
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At December 31, 2019, the Company had pledged net financial collateral of $18.4 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.
Note 11    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$51,178	$(13,562)	$37,616
Amounts reclassified to gain on investment securities available for sale, net	(18,537)	4,912	(13,625)
Net change in unrealized gains on investment securities available for sale	32,641	(8,650)	23,991
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(79,945)	21,185	(58,760)
Amounts reclassified to interest expense on borrowings	(2,627)	696	(1,931)
Net change in unrealized losses on derivative instruments	(82,572)	21,881	(60,691)
Other comprehensive loss	$(49,931)	$13,231	$(36,700)

	2018
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding loss arising during the period	$(77,607)	$20,566	$(57,041)
Amounts reclassified to gain on investment securities available for sale, net	(6,103)	1,617	(4,486)
Net change in unrealized gains on investment securities available for sale	(83,710)	22,183	(61,527)
Unrealized losses on derivative instruments:
Net unrealized holding gain arising during the period	5,416	(1,435)	3,981
Amounts reclassified to interest expense on borrowings	(1,999)	530	(1,469)
Net change in unrealized losses on derivative instruments	3,417	(905)	2,512
Other comprehensive loss	$(80,293)	$21,278	$(59,015)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	2017
	Before Tax	Tax Effect	Net of Tax
Unrealized gains on investment securities available for sale:
Net unrealized holding gain arising during the period	$49,131	$(19,407)	$29,724
Amounts reclassified to gain on investment securities available for sale, net	(33,466)	13,219	(20,247)
Net change in unrealized gains on investment securities available for sale	15,665	(6,188)	9,477
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(2,577)	1,018	(1,559)
Amounts reclassified to interest expense on borrowings	9,621	(3,800)	5,821
Net change in unrealized losses on derivative instruments	7,044	(2,782)	4,262
Other comprehensive income	$22,709	$(8,970)	$13,739
The categories of AOCI and changes therein are presented below for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2016	$47,057	$(5,810)	$41,247
Other comprehensive income	9,477	4,262	13,739
Balance at December 31, 2017	56,534	(1,548)	54,986
Cumulative effect of adoption of new accounting standards	9,187	(285)	8,902
Other comprehensive loss	(61,527)	2,512	(59,015)
Balance at December 31, 2018	4,194	679	4,873
Other comprehensive loss	23,991	(60,691)	(36,700)
Balance at December 31, 2019	$28,185	$(60,012)	$(31,827)

Note 12    Equity Based and Other Compensation Plans
Description of Equity Based Compensation Plans
In connection with the IPO of the Company's common stock in 2011, the Company adopted the 2010 Plan. In 2014, the Board of Directors and the Company's stockholders approved the 2014 Plan. The 2010 Plan and 2014 Plans are administered by the Board of Directors or a committee thereof and provide for the grant of non-qualified stock options, SARs, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to selected employees, directors or independent contractors of the Company and its affiliates. The number of shares of common stock authorized for award under the 2010 Plan is 7,500,000, of which 118,847 shares remain available for issuance as of December 31, 2019. The number of shares of common stock authorized for award under the 2014 Plan is 4,000,000, of which 1,612,961 shares remain available for issuance as of December 31, 2019. Shares of common stock delivered under the plans may consist of authorized but unissued shares or previously issued shares reacquired by the Company. The term of a share option or SAR issued under the plans may not exceed ten years from the date of grant and the exercise price may not be less than the fair market value of the Company's common stock at the date of grant. Unvested awards generally become fully vested in the event of a change in control, as defined.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Compensation Expense Related to Equity Based Awards
The following table summarizes compensation cost related to equity based awards for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Compensation cost of equity based awards:
Unvested and restricted share awards	$17,334	$19,415	$18,087
Executive share-based awards	4,953	3,027	3,416
Incentive awards	1,189	798	1,289
Total compensation cost of equity based awards	23,476	23,240	22,792
Related tax benefits	(4,068)	(5,783)	(8,576)
Compensation cost of equity based awards, net of tax	$19,408	$17,457	$14,216

Share Awards
Unvested share awards
A summary of activity related to unvested share awards for the years ended December 31, 2019, 2018 and 2017 follows:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2016	1,120,700	$31.46
Granted	621,806	40.24
Vested	(553,007)	31.67
Canceled or forfeited	(81,022)	34.51
Unvested share awards outstanding, December 31, 2017	1,108,477	36.06
Granted	683,137	40.06
Vested	(532,662)	34.64
Canceled or forfeited	(72,714)	38.43
Unvested share awards outstanding, December 31, 2018	1,186,238	38.86
Granted	591,739	36.49
Vested	(561,769)	37.50
Canceled or forfeited	(165,753)	38.95
Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24
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
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	2019	2018	2017
Range of the closing price on date of grant	$31.07 - $36.65	$33.44 - $42.80	$33.21 - $40.84
Aggregate grant date fair value of shares vesting	$21,064	$18,451	$17,514

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The total unrecognized compensation cost of $22.9 million for all unvested share awards outstanding at December 31, 2019 will be recognized over a weighted average remaining period of 2.23 years.
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
The Company has cash settled all tranches of RSUs and PSUs that have vested through December 31, 2018. RSUs and PSUs vested on December 31, 2019 have not yet settled. As a result of the previous cash settlements, all RSUs and PSUs have been determined to be liability instruments and are remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the years ended December 31, 2019, 2018 and 2017 follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2016	78,560	57,873
Granted	47,841	47,841
Vested	(35,238)	—
Unvested executive share-based awards outstanding, December 31, 2017	91,163	105,714
Granted	52,026	52,026
Vested	(52,580)	(57,873)
Unvested executive share-based awards outstanding, December 31, 2018	90,609	99,867
Granted	73,062	73,062
Vested	(51,555)	(47,841)
Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088

The total liability for these executive share-based awards was $6.4 million at December 31, 2019. The total unrecognized compensation cost of $5.9 million for unvested executive share-based awards at December 31, 2019 will be recognized over a weighted average remaining period of 2.13 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019 vest over three years and awards related to the 2019 performance period vest in equal installments over a period of four years from the date of grant. These awards are included in the summary of activity related to unvested share awards above. The total liability for incentive share awards for the 2019 performance period was $0.7 million at

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

December 31, 2019. The related total unrecognized compensation cost of $2.8 million for these incentive share awards at December 31, 2019 will be recognized over a weighted average remaining period of 4.00 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 591,739 unvested share awards granted during the year ended December 31, 2019, as discussed above, included 60,290 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2018.
Option Awards
A summary of activity related to stock option awards for the years ended December 31, 2019, 2018 and 2017 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2016	3,602,076	$26.74
Exercised	(2,331,388)	26.63
Option awards outstanding, December 31, 2017	1,270,688	26.93
Exercised	(291,689)	26.49
Canceled or forfeited	(14,159)	63.74
Option awards outstanding, December 31, 2018	964,840	26.53
Exercised	(225,127)	25.84
Canceled or forfeited	(1,960)	63.74
Option awards outstanding and exercisable, December 31, 2019	737,753	$26.64

The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $2.3 million, $4.6 million, and $25.8 million, respectively. The related tax benefit of options exercised was $0.6 million, $1.1 million and $4.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.
There were no option awards granted during the years ended December 31, 2019, 2018 and 2017. Additional information about options outstanding and exercisable at December 31, 2019 is presented in the following table:

	Outstanding and Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
$15.94 - $19.97	19,337	0.59	$361
$22.18 - $22.24	18,784	0.96	269
$27	699,632	1.08	6,688
	737,753	1.06	$7,318

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan for a select group of key management or highly compensated employees whereby a participant, upon election, may defer a portion of eligible compensation. The deferred compensation plan provides for discretionary Company contributions. Generally, the Company has elected not to make contributions. The Company credits each participant's account with income based on either an annual interest rate determined by the Company's Compensation Committee or returns of selected investment portfolios, as elected by the participant. A participant's elective deferrals and interest thereon are at all times 100% vested. Company contributions and interest thereon will become 100% vested upon the earlier of a change in control, as defined, or the participant's death, disability, attainment of

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

normal retirement age or the completion of two years of service. Participant deferrals and any associated earnings will be paid upon separation from service or based on a specified distribution schedule, as elected by the participant. Deferred compensation expense was $1.9 million, $1.3 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Deferred compensation liabilities of $27 million and $24 million were included in other liabilities in the accompanying consolidated balance sheets at December 31, 2019 and 2018, respectively.
BankUnited 401(k) Plan
Under the terms of the 401(k) Plan sponsored by the Company, eligible employees may contribute a portion of compensation not exceeding the limits set by law. Employees are eligible to participate in the plan after one month of service. The 401(k) Plan allows a matching employer contribution equal to 100% of elective deferrals that do not exceed 1% of compensation, plus 70% of elective deferrals that exceed 1% but are less than 6% of compensation. Matching contributions are fully vested after two years of service. For the years ended December 31, 2019, 2018 and 2017, BankUnited made matching contributions to the 401(k) Plan of approximately $6.1 million, $6.3 million and $5.5 million, respectively.
Note 13    Regulatory Requirements and Restrictions
The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated pursuant to regulation. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Banking regulations identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2019 and 2018, all capital ratios of the Company and the Bank exceeded the "well capitalized" levels under the regulatory framework for prompt corrective action. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, common equity tier 1 and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital to average tangible assets (leverage ratio).
The following tables provide information regarding regulatory capital for the Company and the Bank as of December 31, 2019 and 2018 (dollars in thousands):

	2019
	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Under Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,932,939	8.90%	N/A (1)	N/A (1)	$1,317,960	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,932,939	12.32%	$1,547,531	6.50%	$1,071,368	4.50%	$1,666,572	7.00%
Tier 1 risk-based capital	$2,932,939	12.32%	$1,904,654	8.00%	$1,428,490	6.00%	$2,023,694	8.50%
Total risk based capital	$3,044,263	12.79%	$2,380,817	10.00%	$1,904,654	8.00%	$2,499,858	10.50%
BankUnited:
Tier 1 leverage	$3,056,820	9.30%	$1,643,599	5.00%	$1,314,879	4.00%	N/A	N/A
CET1 risk-based capital	$3,056,820	12.89%	$1,541,738	6.50%	$1,067,357	4.50%	$1,660,333	7.00%
Tier 1 risk-based capital	$3,056,820	12.89%	$1,897,524	8.00%	$1,423,143	6.00%	$2,016,119	8.50%
Total risk based capital	$3,168,144	13.36%	$2,371,905	10.00%	$1,897,524	8.00%	$2,490,500	10.50%

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
BankUnited is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the FRB. At December 31, 2019, the reserve requirement for BankUnited was $177 million.
Note 14    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which those measurements are typically classified.
Investment securities available for sale and marketable equity securities—Fair value measurements are based on quoted prices in active markets when available; these measurements are classified within level 1 of the fair value hierarchy. These securities typically include U.S. Treasury securities and certain preferred stocks. If quoted prices in active markets are not available, fair values are estimated using quoted prices of securities with similar characteristics, quoted prices of identical securities in less active markets, discounted cash flow techniques, or matrix pricing models. These securities are generally classified within level 2 of the fair value hierarchy and include U.S. Government agency securities, U.S. Government agency and sponsored enterprise MBS, preferred stock investments for which level 1 valuations are not available, non-mortgage asset-backed securities, single family rental real estate-backed securities, certain private label residential MBS and CMOs, private label commercial MBS, collateralized loan obligations and state and municipal obligations. Pricing of these securities is generally primarily spread driven. Observable inputs that may impact the valuation of these securities include benchmark yield curves, credit spreads, reported trades, dealer quotes, bids, issuer spreads, current rating, historical constant prepayment rates, historical voluntary prepayment rates, structural and waterfall features of individual securities, published collateral data, and for certain securities, historical constant default rates and default severities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Servicing rights—Commercial servicing rights are valued using a discounted cash flow methodology incorporating contractually specified servicing fees and market based assumptions about prepayments, discount rates, default rates and costs of servicing. Prepayment and default assumptions are based on historical industry data for loans with similar characteristics. Assumptions about costs of servicing are based on market convention. Discount rates are based on rates of return implied by observed trades of underlying loans in the secondary market. These instruments are classified within level 2 of the fair value hierarchy.
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
The following tables present assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	2019
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$70,325	$—	$70,325
U.S. Government agency and sponsored enterprise residential MBS	—	2,022,175	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	—	370,976	370,976
Private label residential MBS and CMOs	—	1,012,177	1,012,177
Private label commercial MBS	—	1,724,684	1,724,684
Single family rental real estate-backed securities	—	470,025	470,025
Collateralized loan obligations	—	1,197,366	1,197,366
Non-mortgage asset-backed securities	—	194,904	194,904
State and municipal obligations	—	273,302	273,302
SBA securities	—	362,731	362,731
Marketable equity securities	60,572	—	60,572
Servicing rights	—	7,977	7,977
Derivative assets	—	43,686	43,686
Total assets at fair value	$130,897	$7,680,003	$7,810,900
Derivative liabilities	$—	$(19,029)	$(19,029)
Total liabilities at fair value	$—	$(19,029)	$(19,029)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

During the year ended December 31, 2019, the Company sold all of its level 3 securities and re-classified the servicing rights as level 2 within the fair value hierarchy.
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
Fair value measurements related to collateral dependent impaired loans, OREO and other repossessed assets are generally classified within level 3 of the fair value hierarchy.
Operating lease equipment—Fair values of impaired operating lease equipment are typically based upon discounted cash flow analyses, considering expected lease rates and estimated end of life residual values, typically obtained from independent appraisals. These fair value measurements are classified within level 3 of the fair value hierarchy.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2019
OREO and repossessed assets	$—	$—	$1,098	$1,098	$(2,351)
Impaired loans	$—	$—	$79,982	$79,982	$(7,727)
Operating lease equipment	$—	$—	$2,919	$2,919	$(1,856)

	2018
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2018
OREO and repossessed assets	$—	$1,085	$486	$1,571	$(1,864)
Impaired loans	$—	$775	$35,397	$36,172	$(6,816)

	2017
					Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2017
OREO and repossessed assets	$—	$—	$5,790	$5,790	$(2,078)
Impaired loans	$—	$—	$93,051	$93,051	$(65,716)
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified as of December 31, 2019 and 2018 (dollars in thousands):

		2019		2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$214,673	$214,673	$382,073	$382,073
Investment securities	1/2/3	$7,769,237	$7,769,949	$8,166,878	$8,167,127
Non-marketable equity securities	2	$253,664	$253,664	$267,052	$267,052
Loans held for sale	2	$37,926	$39,731	$36,992	$39,931
Loans	3	$23,046,317	$23,350,684	$21,867,077	$21,868,258
Derivative assets	2	$43,686	$43,686	$29,615	$29,615
Liabilities:
Demand, savings and money market deposits	2	$17,047,344	$17,047,344	$16,654,465	$16,654,465
Time deposits	2	$7,347,247	$7,377,301	$6,819,758	$6,820,355
Federal funds purchased	2	$100,000	$100,000	$175,000	$175,000
FHLB advances	2	$4,480,501	$4,500,969	$4,796,000	$4,810,446
Notes and other borrowings	2	$429,338	$473,327	$402,749	$416,142
Derivative liabilities	2	$19,029	$19,029	$23,874	$23,874

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 15     Commitments and Contingencies
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
Total lending related commitments outstanding at December 31, 2019 were as follows (in thousands):

Commitments to fund loans	$182,549
Commitments to purchase loans	692,706
Unfunded commitments under lines of credit	3,310,006
Commercial and standby letters of credit	113,343
$4,298,604

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 16    Condensed Financial Statements of BankUnited, Inc.
Condensed financial statements of BankUnited, Inc. are presented below (in thousands):
Condensed Balance Sheets

	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$204,589	$143,843
Investment securities available for sale, at fair value	60,572	60,519
Investment in BankUnited, N.A.	3,104,660	3,110,638
Other assets	42,454	37,407
Total assets	$3,412,275	$3,352,407
Liabilities and Stockholders' Equity:
Notes payable	$395,090	$394,390
Other liabilities	36,406	34,184
Stockholders' equity	2,980,779	2,923,833
Total liabilities and stockholders' equity	$3,412,275	$3,352,407

Condensed Statements of Income

	Years Ended December 31,
	2019	2018	2017
Income:
Interest and dividends on investment securities available for sale	$3,595	$3,532	$3,580
Service fees from subsidiary	18,080	21,000	18,787
Equity in earnings of subsidiary	335,723	349,937	639,250
Gain (loss) on investment securities	2,690	(2,805)	—
Total	360,088	371,664	661,617
Expense:
Interest on borrowings	20,200	20,165	20,132
Employee compensation and benefits	28,270	28,477	27,032
Other	4,396	5,617	5,047
Total	52,866	54,259	52,211
Income before income taxes	307,222	317,405	609,406
Benefit for income taxes	(5,876)	(7,461)	(4,867)
Net income	$313,098	$324,866	$614,273

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Condensed Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$313,098	$324,866	$614,273
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(30,723)	70,064	(519,250)
Equity based compensation	23,367	23,137	22,692
Other	(8,656)	(15,654)	3,343
Net cash provided by operating activities	297,086	402,413	121,058
Cash flows from investing activities:
Capital contributions to subsidiary	—	—	(55,000)
Purchase of investment securities available for sale	(8,963)	—	—
Proceeds from repayments, sale, maturities and calls of investment securities available for sale	11,575	—	15,000
Other	(142)	(156)	(250)
Net cash provided by (used in) investing activities	2,470	(156)	(40,250)
Cash flows from financing activities:
Dividends paid	(84,083)	(91,305)	(91,628)
Proceeds from exercise of stock options	5,817	7,727	62,095
Repurchase of common stock	(154,030)	(299,972)	—
Other	(6,514)	(6,560)	(7,297)
Net cash used in financing activities	(238,810)	(390,110)	(36,830)
Net increase in cash and cash equivalents	60,746	12,147	43,978
Cash and cash equivalents, beginning of period	143,843	131,696	87,718
Cash and cash equivalents, end of period	$204,589	$143,843	$131,696
Supplemental schedule of non-cash investing and financing activities:
Dividends declared, not paid	$20,775	$21,673	$23,055

Dividends received by BankUnited, Inc. from the Bank totaled $305 million, $420 million and $120 million for the years ended December 31, 2019, 2018, and 2017, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 17    Quarterly Financial Information (Unaudited)
Financial information by quarter for the years ended December 31, 2019 and 2018 follows (in thousands, except per share data):

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$309,410	$323,402	$327,229	$321,829	$1,281,870
Interest expense	124,099	137,712	136,346	130,928	529,085
Net interest income before provision for loan losses	185,311	185,690	190,883	190,901	752,785
Provision for (recovery of) loan losses	(469)	1,839	(2,747)	10,281	8,904
Net interest income after provision for loan losses	185,780	183,851	193,630	180,620	743,881
Non-interest income	37,756	37,856	35,337	36,255	147,204
Non-interest expense	119,008	121,306	120,085	126,690	487,089
Income before income taxes	104,528	100,401	108,882	90,185	403,996
Provision for income taxes	15,072	24,182	27,431	24,213	90,898
Net income	$89,456	$76,219	$81,451	$65,972	$313,098
Earnings per common share, basic	$0.91	$0.78	$0.81	$0.65	$3.14
Earnings per common share, diluted	$0.91	$0.77	$0.81	$0.65	$3.13

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$414,796	$357,717	$348,855	$327,776	$1,449,144
Interest expense	119,743	105,749	93,592	79,967	399,051
Net interest income before provision for loan losses	295,053	251,968	255,263	247,809	1,050,093
Provision for loan losses	12,583	1,200	8,995	3,147	25,925
Net interest income after provision for loan losses	282,470	250,768	246,268	244,662	1,024,168
Non-interest income	33,328	38,735	31,973	27,986	132,022
Non-interest expense	246,678	170,798	161,247	161,817	740,540
Income before income taxes	69,120	118,705	116,994	110,831	415,650
Provision for income taxes	16,717	21,377	27,094	25,596	90,784
Net income	$52,403	$97,328	$89,900	$85,235	$324,866
Earnings per common share, basic	$0.50	$0.90	$0.82	$0.78	$3.01
Earnings per common share, diluted	$0.50	$0.90	$0.82	$0.77	$2.99

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
None.
Management's Report on Internal Control Over Financial Reporting
Management's report, which is included in Part II, Item 8 of this Form 10-K, is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information regarding the directors and executive officers of BankUnited, Inc. and information regarding Section 16(a) compliance, the Audit and Risk Committees, the Company's code of ethics, background of the directors and director nominations appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Committees of the Board of Directors," "Corporate Governance Guidelines, Code of Conduct and Code of Ethics," "Director Nominating Process and Diversity" and "Election of Directors" in the Company's Proxy Statement for the 2020 annual meeting of stockholders is hereby incorporated by reference.
Item 11.     Executive Compensation
Information appearing under the captions "Director Compensation" and "Executive Compensation" in the 2020 Proxy Statement (other than the "Compensation Committee Report," which is deemed furnished herein by reference) is hereby incorporated by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of the Company's Common Stock" and information in the "Equity Compensation Plans" table appearing under the caption "Equity Compensation Plan Information" in the 2020 Proxy Statement is hereby incorporated by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions "Certain Related Party Relationships" and information regarding director independence appearing under the caption "Director Independence" in the 2020 Proxy Statement is hereby incorporated by reference.
Item 14.     Principal Accountant Fees and Services
Information appearing under the captions "Auditor Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2020 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1)	Financial Statements:
Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
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
10.11d
Third Amendment, dated December 19, 2019, to Amended and Restated Employment Agreement, dated February 2, 2016, as amended on May 6, 2016 and January 4, 2017, by and between BankUnited, Inc. and Rajinder P. Singh
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 19, 2019
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
10.14
Termination Agreement, dated as of February 13, 2019, by and among the Federal Deposit Insurance Corporation as Receiver of BankUnited, FSB, Coral Gables, Florida, BankUnited n/k/a BankUnited, N.A., and the Federal Deposit Insurance Corporation
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

BANKUNITED, INC.
Date:	February 28, 2020	By:	/s/ RAJINDER P. SINGH
			Name:	Rajinder P. Singh
			Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJINDER P. SINGH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Rajinder P. Singh
/s/ LESLIE N. LUNAK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Leslie N. Lunak
/s/ TERE BLANCA	Director	February 28, 2020
Tere Blanca
/s/ JOHN N. DIGIACOMO	Director	February 28, 2020
John N. DiGiacomo
/s/ MICHAEL J. DOWLING	Director	February 28, 2020
Michael J. Dowling
/s/ DOUGLAS J. PAULS	Director	February 28, 2020
Douglas J. Pauls
/s/ A. GAIL PRUDENTI	Director	February 28, 2020
A. Gail Prudenti
/s/ SANJIV SOBTI	Director	February 28, 2020
Sanjiv Sobti
/s/ LYNNE WINES	Director	February 28, 2020
Lynne Wines