Form 10-Q
period 2020-03-31
BankUnited, Inc.
filed 2020-05-08
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of May 5, 2020 was 92,389,643.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended March 31, 2020

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
CPR	Constant prepayment rate
CUSIP	Committee on Uniform Securities Identification Procedures
DIF	Deposit insurance fund
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA loan	Loan guaranteed by the Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HTM	Held to maturity
IPO	Initial public offering
IRS	Internal Revenue Service

ii

ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPP	Small Business Administration’s Paycheck Protection Program
Proxy Statement	Definitive proxy statement for the Company's 2019 annual meeting of stockholders
PSU	Performance Share Unit
QRMs	Qualified residential mortgages
REIT	Real Estate Investment Trust
ROU Asset	Right-of-use Asset
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
WARM	Weighted-average remaining maturity

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks:
Non-interest bearing	$8,905	$7,704
Interest bearing	757,793	206,969
Cash and cash equivalents	766,698	214,673
Investment securities (including securities recorded at fair value of $7,864,601 and $7,759,237)	7,874,601	7,769,237
Non-marketable equity securities	281,714	253,664
Loans held for sale	17,655	37,926
Loans	23,184,278	23,154,988
Allowance for credit losses	(250,579)	(108,671)
Loans, net	22,933,699	23,046,317
Bank owned life insurance	288,869	282,151
Operating lease equipment, net	684,563	698,153
Goodwill and other intangible assets	77,663	77,674
Other assets	670,209	491,498
Total assets	$33,595,671	$32,871,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$4,599,337	$4,294,824
Interest bearing	2,535,696	2,130,976
Savings and money market	10,323,899	10,621,544
Time	7,541,839	7,347,247
Total deposits	25,000,771	24,394,591
Federal funds purchased	—	100,000
Federal Home Loan Bank advances	5,144,409	4,480,501
Notes and other borrowings	428,579	429,338
Other liabilities	505,783	486,084
Total liabilities	31,079,542	29,890,514

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 92,406,294 and 95,128,231 shares issued and outstanding	924	951
Paid-in capital	987,757	1,083,920
Retained earnings	1,851,040	1,927,735
Accumulated other comprehensive loss	(323,592)	(31,827)
Total stockholders' equity	2,516,129	2,980,779
Total liabilities and stockholders' equity	$33,595,671	$32,871,293

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans	$234,359	$240,632
Investment securities	56,060	76,345
Other	3,720	4,852
Total interest income	294,139	321,829
Interest expense:
Deposits	82,822	97,421
Borrowings	30,741	33,507
Total interest expense	113,563	130,928
Net interest income before provision for credit losses	180,576	190,901
Provision for credit losses	125,428	10,281
Net interest income after provision for credit losses	55,148	180,620
Non-interest income:
Deposit service charges and fees	4,186	3,830
Gain on sale of loans, net	3,466	2,936
Gain (loss) on investment securities, net	(3,453)	5,785
Lease financing	15,481	17,186
Other non-interest income	3,618	6,518
Total non-interest income	23,298	36,255
Non-interest expense:
Employee compensation and benefits	58,887	65,233
Occupancy and equipment	12,369	13,166
Deposit insurance expense	4,403	4,041
Professional fees	3,204	7,871
Technology and telecommunications	12,596	11,168
Depreciation of operating lease equipment	12,603	11,812
Other non-interest expense	14,806	13,399
Total non-interest expense	118,868	126,690
Income (loss) before income taxes	(40,422)	90,185
Provision (benefit) for income taxes	(9,471)	24,213
Net income (loss)	$(30,951)	$65,972
Earnings (loss) per common share, basic	$(0.33)	$0.65
Earnings (loss) per common share, diluted	$(0.33)	$0.65

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(30,951)	$65,972
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	(213,160)	21,617
Reclassification adjustment for net securities gains realized in income	(1,140)	(3,173)
Net change in unrealized gain on securities available for sale	(214,300)	18,444
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(80,814)	(20,675)
Reclassification adjustment for net (gains) losses realized in income	3,349	(2,001)
Net change in unrealized losses on derivative instruments	(77,465)	(22,676)
Other comprehensive loss	(291,765)	(4,232)
Comprehensive income (loss)	$(322,716)	$61,740

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(30,951)	$65,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion, net	(5,520)	(11,418)
Provision for credit losses	125,428	10,281
Gain on sale of loans, net	(3,466)	(2,936)
(Gain) loss on investment securities, net	3,453	(5,785)
Equity based compensation	3,637	6,473
Depreciation and amortization	10,319	18,171
Deferred income taxes	945	(1,972)
Proceeds from sale of loans held for sale	191,783	107,216
Loans originated for sale, net of repayments	(13,036)	(27,177)
Other:
(Increase) decrease in other assets	(25,028)	293
Decrease in other liabilities	(194,044)	(70,599)
Net cash provided by operating activities	63,520	88,519

Cash flows from investing activities:
Purchase of investment securities	(945,793)	(1,169,104)
Proceeds from repayments and calls of investment securities	282,822	273,112
Proceeds from sale of investment securities	306,532	775,723
Purchase of non-marketable equity securities	(79,688)	(88,188)
Proceeds from redemption of non-marketable equity securities	51,638	78,413
Purchases of loans	(502,628)	(305,354)
Loan originations, repayments and resolutions, net	309,963	(147,435)
Proceeds from sale of loans, net	9,332	8,334
Acquisition of operating lease equipment	—	(22,400)
Other investing activities	(11,641)	(12,598)
Net cash used in investing activities	(579,463)	(609,497)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	606,180	205,060
Net (decrease) increase in federal funds purchased	(100,000)	—
Additions to Federal Home Loan Bank advances	1,746,000	1,281,000
Repayments of Federal Home Loan Bank advances	(1,086,000)	(1,051,000)
Dividends paid	(20,775)	(21,673)
Repurchase of common stock	(100,972)	(39,974)
Other financing activities	23,535	6,943
Net cash provided by financing activities	1,067,968	380,356
Net (decrease) increase in cash and cash equivalents	552,025	(140,622)
Cash and cash equivalents, beginning of period	214,673	382,073
Cash and cash equivalents, end of period	$766,698	$241,451

Supplemental disclosure of cash flow information:
Interest paid	$111,191	$121,652
Income taxes paid, net	$4,891	$6,104

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans to other real estate owned and other repossessed assets	$4,096	$—
Transfers from loans to loans held for sale	$164,293	$69,559
Dividends declared, not paid	$21,927	$21,264
Unsettled sales and purchases of investment securities, net	$43,692	$50,000

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Comprehensive loss	—	—	—	(30,951)	(291,765)	(322,716)
Dividends ($0.23 per common share)	—	—	—	(21,927)	—	(21,927)
Equity based compensation	687,008	7	7,666	—	—	7,673
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(143,368)	(2)	(4,418)	—	—	(4,420)
Exercise of stock options	60,000	1	1,528	—	—	1,529
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at March 31, 2020	92,406,294	$924	$987,757	$1,851,040	$(323,592)	$2,516,129

Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833
Comprehensive income	—	—	—	65,972	(4,232)	61,740
Dividends ($0.21 per common share)	—	—	—	(21,264)	—	(21,264)
Equity based compensation	563,970	6	5,083	—	—	5,089
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(191,866)	(2)	(6,076)	—	—	(6,078)
Exercise of stock options	3,910	—	44	—	—	44
Repurchase of common stock	(1,113,085)	(11)	(39,963)	—	—	(39,974)
Balance at March 31, 2019	98,404,303	$984	$1,179,235	$1,742,530	$641	$2,923,390

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 74 banking centers located in 14 Florida counties and 5 banking centers located in the New York metropolitan area at March 31, 2020. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected in future periods.
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
Significant estimates include the allowance for credit losses and the fair values of investment securities and other financial instruments.
New Accounting Pronouncements Adopted During the Three Months Ended March 31, 2020
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. The ASU, along with subsequent ASUs issued to clarify certain of its provisions, introduced new guidance which made substantive changes to the accounting for credit losses. The ASU introduced the CECL model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. This includes loans, loan commitments, standby letters of credit, net investments in leases recognized by a lessor and HTM debt securities. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions and reasonable and supportable forecasts, and is generally expected to result in earlier recognition of credit losses. The ASU also modified certain provisions of the previous OTTI model for AFS debt securities. Credit losses on AFS debt securities are now limited to the difference between the security's amortized cost basis and its fair value, and should be recognized through an allowance for credit losses rather than as a direct reduction in amortized cost basis. The Company adopted this ASU in the first quarter of 2020 using the modified retrospective transition method for the CECL model and a prospective approach for the AFS debt security model. The Company recorded a cumulative-effect adjustment to retained earnings of $23.8 million, which included $4.8 million related to off -balance sheet credit exposures, on January 1, 2020. No cumulative-effect adjustment was recorded related to AFS debt securities upon adoption. The Company has elected to phase-in the initial impact of the adoption of ASC 326 for regulatory capital purposes, allowing the impact of adoption on regulatory capital to be delayed for two years, followed by a three-year transition period.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional relief for a limited period of time to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Under this ASU, companies are provided with optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contract modifications and hedging relationships that currently utilize LIBOR as their benchmark rate, subject to certain criteria being met. The amendments in the ASU also apply to contemporaneous modifications of other contract terms related to the replacement of LIBOR. The amendments in the ASU are effective for all entities as of March 12, 2020 and will only be in effect through December 31, 2022. To date, the impact of adoption of this ASU on the Company's consolidated financial position, results of operations, and cash flows has not been material.
Accounting Pronouncements Not Yet Adopted
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
Updates to the Company's Significant Accounting Policies
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, government insured residential mortgages, an insignificant amount of home equity loans and lines of credit and other consumer loans; multi-family, non-owner occupied commercial real estate, construction and land, owner-occupied commercial real estate and commercial and industrial loans, mortgage warehouse lines of credit and sales-type and direct financing leases. Loans are reported at amortized cost basis, net of the ACL.
Interest income is accrued based on the principal amount outstanding. Non-refundable loan origination fees, net of direct costs of originating or acquiring loans, as well as purchase premiums and discounts, are deferred and recognized as adjustments to yield over the contractual lives of the related loans using the level yield method.
Non-accrual loans
Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and other consumer loans, other than government insured residential loans, are generally placed on non-accrual status when they are 90 days past due. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Payments received on nonaccrual commercial loans are applied as a reduction of principal. Interest payments are recognized as income on a cash basis on nonaccrual residential loans. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential and consumer loans are generally returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
Contractually delinquent government insured residential loans are not classified as non-accrual due to the nature of the guarantee. Contractually delinquent PCD loans are not classified as non-accrual as long as the Company has a reasonable expectation about amounts expected to be collected.
Troubled Debt Restructurings
In certain situations, due to economic or legal reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, the related loan is classified as a TDR. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at rates of interest below that commensurate with the risk profile of the loans, modification of payment terms and other actions intended to minimize economic loss. A TDR is generally placed on non-accrual status at the time of the modification unless the borrower was performing prior to the restructuring.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs.
Purchased Credit Deteriorated ("PCD") assets
PCD assets are acquired financial assets that, as of the date of acquisition, have experienced a more than insignificant deterioration in credit quality since origination. An assessment is conducted at acquisition to determine whether acquired financial assets meet the criteria to be classified as PCD assets. That assessment may be conducted at the individual asset level, or for a group of assets acquired together that have similar risk characteristics. At acquisition, the ACL related to PCD assets, representing the estimated amount of the UPB of the assets not expected to be collected, is added to the purchase price to determine the amortized cost basis and any non-credit related discount or premium is allocated to the individual assets acquired. The non-credit related discount or premium is accreted or amortized to interest income over the life of the related assets using the level yield method, as long as there is a reasonable expectation about amounts expected to be collected. Subsequent changes in the amount of expected credit losses are recognized immediately by adjusting the ACL and reflecting the periodic changes as credit loss expense or reversal of credit loss expense.
Loans previously categorized as ACI loans were categorized as PCD loans on initial adoption of ASC 326. At adoption, an ACL was recognized and a corresponding adjustment was made to the assets' amortized cost basis. Prior to the adoption of ASC 326, ACI loans were accounted for on a pool basis. These pools were not maintained on adoption. The Company did not re-assess whether modifications to individual PCD loans previously accounted for in pools were TDRs at adoption.
Allowance for Credit Losses ("ACL")
AFS Debt Securities
The Company reviews its AFS debt securities for credit loss impairment at the individual security level on at least a quarterly basis. A security is impaired if its fair value is less than its amortized cost basis. A decline in fair value below amortized cost basis represents a credit loss impairment to the extent the Company does not expect to recover the amortized cost basis of the security. Impairment related to credit losses is recorded through the ACL to the extent fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through the ACL are recorded through other comprehensive income, net of applicable taxes.
In assessing whether an impairment is credit loss related, the Company compares the present value of cash flows expected to be collected to the security's amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an ACL is recorded. The Company discounts expected cash flows at the effective interest rate implicit in the security at the purchase date, adjusted for expected prepayments. For floating rate securities, the Company uses the floating rate as it changes over the life of the security. In developing estimates about cash flows expected to be collected and determining whether a credit loss exists, the Company considers information about past events, current conditions and reasonable and supportable forecasts. Factors and information that the Company uses in making its assessments include, but are not necessarily limited to, the following:

•	The extent to which fair value is less than amortized cost;

•	Adverse conditions specifically related to the security, an industry or geographic area;

•	Changes in the financial condition of the issuer or underlying loan obligors;

•	The payment structure and remaining payment terms of the security, including levels of subordination or over-collateralization;

•	Failure of the issuer to make scheduled payments;

•	Changes in credit ratings;

•	Relevant market data;

•	Estimated prepayments, defaults, and the value and performance of underlying collateral at the individual security level.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

The relative importance assigned to each of these factors varies depending on the facts and circumstances pertinent to the individual security being evaluated.
Timely payment of principal and interest on securities issued by the U.S. Government, U.S. government agencies and U.S. government sponsored entities is explicitly or implicitly guaranteed by the U. S. government. Therefore, the Company expects to recover the amortized cost basis of these securities.
If the Company intends to sell a security in an unrealized loss position, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses will be written off and the amortized cost basis will be written down to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings.
Historically, the Company has not experienced credit losses related to AFS securities or uncollectible interest on its AFS securities. However, AFS securities would be charged off to the extent that there was no reasonable expectation of recovery of amortized cost basis. AFS securities would be placed on non-accrual status if the Company did not reasonably expect to receive interest payments in the future and interest accrued would be reversed against interest income. Securities would be returned to accrual status only when collection of interest was reasonably assured.
Loans
The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is adjusted through the provision for credit losses to the amount of amortized cost basis not expected to be collected, or in the case of PCD loans, the amount of UPB not expected to be collected, at the balance sheet date. Amortized cost basis includes UPB, unamortized premiums or discounts and deferred fees and costs, net of amounts previously charged off.
The measurement of expected credit losses encompasses information about historical events, current conditions and reasonable and supportable forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Re-evaluation of the ACL estimate in future periods, in light of changes in composition and characteristics of the loan portfolio, changes in the reasonable and supportable forecast and other factors then prevailing may result in material changes in the amount of the ACL and credit loss expense in those future periods.
Loans are charged off against the ACL in the period in which they are deemed uncollectible and recoveries are credited to the ACL when received. Expected recoveries on loans previously charged off, not to exceed the aggregate of amounts previously charged-off and expected to be charged-off, are included in the ACL estimate. For loans secured by residential real estate, an assessment of collateral value is made at no later than 120 days delinquency; any outstanding loan balance in excess of fair value less cost to sell is charged off at no later than 180 days delinquency. Additionally, any outstanding balance in excess of fair value of collateral less cost to sell is charged off (i) within 60 days of receipt of notification of filing from the bankruptcy court, (ii) within 60 days of determination of loss if all borrowers are deceased or (iii) within 90 days of discovery of fraudulent activity. Other consumer loans are typically charged off at 120 days delinquency. Commercial loans are charged off when, in management's judgment, they are considered to be uncollectible.
Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. Factors that may be considered in aggregating loans for this purpose include but are not necessarily limited to, product or collateral type, industry, geography, internal risk rating, credit characteristics such as credit scores or collateral values, and historical or expected credit loss patterns. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans and TDRs, expected credit losses are estimated on an individual basis.
Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments. Expected prepayments for commercial loans are generally estimated based on the Company's historical experience. For residential loans, expected prepayments are estimated using a model that incorporates industry prepayment data, calibrated to reflect the Company's experience. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
The Company has elected a 5-year reasonable and supportable forecast period, with mean reversion occurring within the credit loss models based on the economic inputs. The length of the reasonable and supportable forecast is evaluated at each reporting period and adjusted if deemed necessary.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans, and most commercial and commercial real estate loans, expected losses are estimated using econometric models. The models employ a factor based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate PD and LGD. Measures of PD for commercial loans incorporate current conditions through market cycle or credit cycle adjustments. For residential loans, the models consider FICO and adjusted LTVs. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. Projected PDs and LGDs are applied to estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. For criticized or classified loans, PDs may be adjusted to industry benchmark PDs appropriate to the current risk rating if the most current financial information available is deemed not to be reflective of the borrowers' current financial condition. These loan level estimates are aggregated to generate a collective estimate for groups of loans that share common risk characteristics.
For certain less material portfolios including loans and leases to state and local government entities originated by Pinnacle, small balance commercial loans and consumer loans, the WARM method is used to estimate expected credit losses. For the Pinnacle portfolio, historical loss information is based on municipal historical default and recovery data, segmented by credit rating. For small balance commercial loans, historical loss information is based on the Company's historical loss experience over a five year period. For consumer loans, historical loss information is based on peer data; this portfolio subsegment is not significant. All loss estimates are conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast. Expected credit losses for mortgage warehouse lines of credit are estimated based primarily on the Company's historical loss experience, conditioned as applicable on changes in current conditions and the reasonable and supportable economic forecast. Generally, given the nature of these loans, losses would be expected to manifest within a very short time period after origination.
The Company expects to collect the amortized cost basis of government insured residential loans due to the nature of the government guarantee, so the quantitative ACL is zero for these loans.
Qualitative factors
Qualitative adjustments are made to the ACL when, based on management’s judgment, there are factors impacting expected credit losses not taken into account by the quantitative calculations. Potential qualitative adjustments are categorized as follows:

•	Economic factors, including material trends and developments that, in management's judgment, may not have been considered in the reasonable and supportable economic forecast;

•
Credit policy and staffing, including the nature and level of policy and procedural exceptions or changes in credit policy not reflected in quantitative results, changes in the quality of underwriting and portfolio management and staff and issues identified by credit review, internal audit or regulators that may not be reflected in quantitative results;

•	Concentrations, considering whether the quantitative estimate adequately accounts for concentration risk in the portfolio;

•	Model imprecision and model validation findings; and

•	Other factors not adequately considered in the quantitative estimate or other qualitative categories identified by management that may materially impact the amount of expected credit losses.
Collateral dependent loans
Collateral dependent loans are those for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not typically share similar risk characteristics with other loans and expected credit losses are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. Estimates of expected credit losses for collateral dependent loans, whether or not foreclosure is probable, are based on the fair value of the collateral adjusted for selling costs when repayment depends on sale of the collateral.
Troubled debt restructurings

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

For TDRs, or loans for which there is a reasonable expectation that a TDR will be executed, that are not collateral dependent, the credit loss estimate is determined by comparing the net present value of expected cash flows, discounted at the loan’s original effective interest rate, to the amortized cost basis of the loan.
Off-balance sheet credit exposures
Expected credit losses related to off-balance sheet credit exposures are estimated over the contractual period for which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. Expected credit losses are estimated using essentially the same methodologies employed to estimate expected credit losses on the amortized cost basis of loans, taking into consideration the likelihood and amount of additional amounts expected to be funded over the terms of the commitments. The liability for credit losses on off-balance sheet credit exposures is presented within other liabilities on the consolidated balance sheets, distinct from the ACL. Adjustments to the liability are included in the provision for credit losses.
Accrued Interest Receivable
The Company has elected to present accrued interest receivable separate from the amortized cost basis of financial assets carried at amortized cost. The Company is applying the practical expedient provided in ASC 326 to exclude accrued interest receivable balances from tabular disclosures about financial assets carried at amortized cost and has elected not to estimate an ACL on accrued interest receivable since uncollectible accrued interest is timely written off in accordance with the Company's accounting policies for non-accrual loans.
Note 2    Earnings Per Common Share
The computation of basic and diluted earnings (loss) per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
c	2020	2019
Basic earnings per common share:
Numerator:
Net income (loss)	$(30,951)	$65,972
Distributed and undistributed earnings allocated to participating securities	—	(2,697)
Income (loss) allocated to common stockholders for basic earnings per common share	$(30,951)	$63,275
Denominator:
Weighted average common shares outstanding	93,944,529	98,856,775
Less average unvested stock awards	(1,101,370)	(1,171,921)
Weighted average shares for basic earnings (loss) per common share	92,843,159	97,684,854
Basic earnings (loss) per common share	$(0.33)	$0.65
Diluted earnings (loss) per common share:
Numerator:
Income (loss) allocated to common stockholders for basic earnings per common share	$(30,951)	$63,275
Adjustment for earnings reallocated from participating securities	—	5
Income (loss) used in calculating diluted earnings per common share	$(30,951)	$63,280
Denominator:
Weighted average shares for basic earnings (loss) per common share	92,843,159	97,684,854
Dilutive effect of stock options and certain shared-based awards	—	279,779
Weighted average shares for diluted earnings (loss) per common share	92,843,159	97,964,633
Diluted earnings (loss) per common share	$(0.33)	$0.65

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Participating securities include unvested shares and 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis. Participating securities have the right to participate in the earnings of the Company, but no contractual obligation to share in losses. As a result, these securities impacted the calculation of earnings per common share for the three months ended March 31, 2019 but did not impact the calculation of loss per common share for the three months ended March 31, 2020.
Potentially dilutive unvested shares and share units totaling 1,768,769 and 1,218,840 were outstanding at March 31, 2020 and 2019, respectively, but excluded from the calculation of diluted earnings (loss) per common share because their inclusion would have been anti-dilutive.
Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$75,238	$1,092	$(176)	$76,154
U.S. Government agency and sponsored enterprise residential MBS	2,209,715	5,168	(33,985)	2,180,898
U.S. Government agency and sponsored enterprise commercial MBS	369,967	7,276	(751)	376,492
Private label residential MBS and CMOs	1,185,539	5,081	(16,740)	1,173,880
Private label commercial MBS	1,728,610	3,293	(127,089)	1,604,814
Single family rental real estate-backed securities	549,981	1,331	(22,519)	528,793
Collateralized loan obligations	1,169,469	—	(74,676)	1,094,793
Non-mortgage asset-backed securities	265,444	392	(10,675)	255,161
State and municipal obligations	255,602	15,431	—	271,033
SBA securities	262,661	2,320	(4,593)	260,388
	8,072,226	$41,384	$(291,204)	7,822,406
Investment securities held to maturity	10,000			10,000
	$8,082,226			7,832,406
Marketable equity securities				42,195
				$7,874,601

	December 31, 2019
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$70,243	$219	$(137)	$70,325
U.S. Government agency and sponsored enterprise residential MBS	2,018,853	9,835	(6,513)	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	366,787	4,920	(731)	370,976
Private label residential MBS and CMOs	1,001,337	11,851	(1,011)	1,012,177
Private label commercial MBS	1,719,228	6,650	(1,194)	1,724,684
Single family rental real estate-backed securities	467,459	4,016	(1,450)	470,025
Collateralized loan obligations	1,204,905	322	(7,861)	1,197,366
Non-mortgage asset-backed securities	194,171	1,780	(1,047)	194,904
State and municipal obligations	257,528	15,774	—	273,302
SBA securities	359,808	4,587	(1,664)	362,731
	7,660,319	$59,954	$(21,608)	7,698,665
Investment securities held to maturity	10,000			10,000
	$7,670,319			7,708,665
Marketable equity securities				60,572
				$7,769,237

(1)	At fair value except for securities held to maturity.
Investment securities held to maturity at March 31, 2020 and December 31, 2019 consisted of one State of Israel bond maturing in 2024. At March 31, 2020 and December 31, 2019, accrued interest receivable on investments totaled $24 million and $28 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At March 31, 2020, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$864,668	$857,621
Due after one year through five years	4,498,791	4,298,586
Due after five years through ten years	2,289,908	2,248,496
Due after ten years	418,859	417,703
	$8,072,226	$7,822,406
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $6.8 billion and $2.4 billion at March 31, 2020 and December 31, 2019, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Proceeds from sale of investment securities available for sale	$306,532	$775,723

Gross realized gains:
Investment securities available for sale	$1,532	$4,325
Gross realized losses:
Investment securities available for sale	(2)	(8)
Net realized gain	1,530	4,317

Net unrealized gains (losses) on marketable equity securities recognized in earnings	(4,983)	1,468

Gain (loss) on investment securities, net	$(3,453)	$5,785

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands). No ACL was recorded for any investment securities available for sale in unrealized loss positions at March 31, 2020.

	March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$20,007	$(176)	$—	$—	$20,007	$(176)
U.S. Government agency and sponsored enterprise residential MBS	1,351,831	(19,853)	451,047	(14,132)	1,802,878	(33,985)
U.S. Government agency and sponsored enterprise commercial MBS	77,388	(376)	28,515	(375)	105,903	(751)
Private label residential MBS and CMOs	737,624	(16,740)	—	—	737,624	(16,740)
Private label commercial MBS	1,293,216	(122,960)	44,861	(4,129)	1,338,077	(127,089)
Single family rental real estate-backed securities	460,048	(22,518)	1,967	(1)	462,015	(22,519)
Collateralized loan obligations	572,725	(34,562)	522,068	(40,114)	1,094,793	(74,676)
Non-mortgage asset-backed securities	223,395	(9,292)	6,143	(1,383)	229,538	(10,675)
SBA securities	48,894	(498)	117,320	(4,095)	166,214	(4,593)
	$4,785,128	$(226,975)	$1,171,921	$(64,229)	$5,957,049	$(291,204)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

	December 31, 2019
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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three months ended March 31, 2020 or other than temporarily impaired during the three months ended March 31, 2019. The Company does not intend to sell securities that are in significant unrealized loss positions at March 31, 2020 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At March 31, 2020, 314 securities available for sale were in unrealized loss positions. The amount of impairment related to 29 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $285 thousand and no further analysis with respect to these securities was considered necessary.
Unrealized losses at March 31, 2020 were primarily attributable to widening spreads, resulting in large part from market response to, and dislocation in the wake of, the emerging COVID-19 pandemic. The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at March 31, 2020 is described further below.
U.S. Government, Government Agency and Government Sponsored Enterprise Securities
At March 31, 2020, one U.S Treasury security, eighty-six U.S. Government agency and sponsored enterprise residential MBS, five U.S. Government agency and sponsored enterprise commercial MBS and thirteen SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Private Label Securities:
None of the impaired securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at March 31, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, the Company expects to recover the entire amortized cost basis of its impaired AFS securities at March 31, 2020. No ACL was considered necessary at March 31, 2020.
Private label residential MBS and CMOs
At March 31, 2020, forty private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our March 31, 2020 analysis projected weighted average collateral losses for this category of 5% compared to weighted average credit support of 21%. 90% of impaired securities in this category were externally rated AAA, 6% were rated AA and one security representing 4% of the category was not externally rated; this security was internally rated investment grade.
Private label commercial MBS
At March 31, 2020, seventy-eight private label commercial MBS were in unrealized loss positions Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watchlisted, bankruptcy data, special servicing trends, delinquency and other economic data which would indicate further stress in the sector. Our March 31, 2020 analysis projected weighted average collateral losses for this category of 13% compared to weighted average credit support of 42%. 82% of impaired securities in this category were externally rated AAA, 12% were rated AA and 6% were rated A.
Single family rental real estate-backed securities
At March 31, 2020, twenty-six single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our March 31, 2020 analysis projected weighted average collateral losses for this category of 12% compared to weighted average credit support of 51%. 91% of impaired securities in this category were externally rated AAA and 9% were rated AA.
Collateralized loan obligations
At March 31, 2020, twenty-six collateralized loan obligations were in unrealized loss positions. Leveraged loans underlying these securities have seen pricing pressure as the market looks to evaluate ability of borrowers to maintain payments. Uncertainties surrounding the broad economy and how they may translate into rating downgrades and defaults as the COVID-19 crisis plays out have negatively impacted pricing in the leveraged loan market. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our March 31, 2020 analysis projected weighted average collateral losses for this category of 21% compared to weighted average credit support of 41%. 84% of impaired securities in this category were externally rated AAA, 13% were rated AA and 3% were rated A.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Non-mortgage asset-backed securities
At March 31, 2020, ten non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing those assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our March 31, 2020 analysis projected weighted average collateral losses for this category of 8% compared to weighted average credit support of 18%. 94% of impaired securities in this category were externally rated AAA and 6% were rated AA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	March 31, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,843,908	20.9%	$4,953,936	21.4%
Government insured residential	782,060	3.4%	698,644	3.0%
Other consumer loans	8,855	0.1%	8,539	0.1%
	5,634,823	24.4%	5,661,119	24.5%
Commercial:
Multi-family	1,967,578	8.5%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,987,798	21.5%	5,030,904	21.7%
Construction and land	222,223	1.0%	243,925	1.1%
Owner occupied commercial real estate	2,026,510	8.7%	2,062,808	8.9%
Commercial and industrial	5,008,573	21.6%	4,655,349	20.1%
Pinnacle	1,187,607	5.0%	1,202,430	5.2%
Bridge - franchise finance	647,699	2.8%	627,482	2.6%
Bridge - equipment finance	649,154	2.8%	684,794	3.0%
Mortgage warehouse lending	852,313	3.7%	768,472	3.3%
	17,549,455	75.6%	17,493,869	75.5%
Total loans	23,184,278	100.0%	23,154,988	100.0%
Allowance for credit losses	(250,579)		(108,671)
Loans, net	$22,933,699		$23,046,317

Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $47 million and $50 million at March 31, 2020 and December 31, 2019, respectively. The amortized cost basis of residential PCD loans was $140 million and the related amount of non-credit discount was $143 million at March 31, 2020. The ACL related to PCD residential loans was $1.6 million and $1.7 million at March 31, 2020 and January 1, 2020, the date of initial adoption of ASU 2016-13, respectively.
Included in the table above are direct or sales type finance leases totaling $717 million and $733 million at March 31, 2020 and December 31, 2019, respectively. The amount of income recognized from direct or sales type finance leases for the three months ended March 31, 2020 and 2019 totaled $5.5 million and $5.3 million, respectively and is recorded as interest income on loans in the consolidated statements of income.
During the three months ended March 31, 2020 and 2019, the Company purchased 1-4 single family residential loans totaling $503 million and $305 million, respectively. Purchases for the three months ended March 31, 2020 and 2019 included $286 million and $133 million, respectively, of government insured residential loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

At March 31, 2020 and December 31, 2019, the Company had pledged loans with a carrying value of approximately $10.5 billion and $10.2 billion, respectively, as security for FHLB advances and Federal Reserve discount window borrowings.
At March 31, 2020 and December 31, 2019, accrued interest receivable on loans totaled $88 million and $83 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three months ended March 31, 2020.
Allowance for credit losses
Activity in the allowance for credit losses is summarized below. The balance at December 31, 2019 and amounts presented for the three months ended March 31, 2019 represent the allowance for loan and leases losses, estimated using an incurred loss methodology. The ACL at March 31, 2020 and activity for the three months then ended were determined using the CECL methodology (in thousands):

	Three Months Ended March 31,
	2020			2019
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance, December 31	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931
Impact of adoption of ASU 2016-13	8,098	19,207	27,305	—	—	—
Provision (recovery)	(6,648)	128,513	121,865	150	10,131	10,281
Charge-offs	(31)	(7,775)	(7,806)	—	(6,133)	(6,133)
Recoveries	3	541	544	14	610	624
Ending balance, March 31	$12,576	$238,003	$250,579	$10,952	$103,751	$114,703

The following table presents the components of the provision for credit losses for the three months ended March 31, 2020 (in thousands):

Amount related to funded portion of loans	$121,865
Amount related to off-balance sheet credit exposures	3,563
Provision for credit losses	$125,428

Credit quality information
The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to March 31, 2020 included approximately $93 million related to the change in the Company's reasonable and supportable economic forecast, in large part resulting from the emerging COVID-19 pandemic. The increase also reflected an increase in specific reserves of approximately $16 million, the majority of which related to the Bridge franchise finance portfolio. The credit quality of the loan portfolio has been and is likely to continue to be impacted by the developing COVID-19 crisis, its impact on the economy broadly and more specifically on the Company's individual borrowers. Significant uncertainty currently exists about the extent of this impact, and the impact is likely not fully reflected in the credit quality indicators disclosed below as of March 31, 2020, due to the recent emergence of the pandemic.
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential and other consumer loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated at least annually, and were most recently updated in the fourth quarter of 2019. LTVs

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment and wages, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	March 31, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$87,016	$879,031	$558,853	$771,877	752,364	$1,735,010	$4,784,151
30 - 59 Days Past Due	—	17,524	4,282	3,974	3,357	17,003	46,140
60 - 89 Days Past Due	—	—	—	—	—	1,986	1,986
90 Days or More Past Due	—	807	1,853	177	485	8,309	11,631
	$87,016	$897,362	$564,988	$776,028	$756,206	$1,762,308	$4,843,908

	December 31, 2019
	Amortized Cost By Origination Year
	2019	2018	2017	2016	2015	Prior	Total
Current	$804,913	$609,814	$830,710	$783,318	$633,833	$1,225,030	$4,887,618
30 - 59 Days Past Due	13,915	3,003	3,751	8,419	4,308	12,238	45,634
60 - 89 Days Past Due	1,785	442	137	486	1,766	4,962	9,578
90 Days or More Past Due	—	1,762	914	—	5,030	3,400	11,106
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	March 31, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$27,741	$192,928	$127,117	$176,768	220,664	$546,673	$1,291,891
61% - 70%	16,460	211,530	118,704	140,679	179,839	433,278	1,100,490
71% - 80%	42,815	476,643	286,050	379,188	324,805	759,286	2,268,787
More than 80%	—	16,261	33,117	79,393	30,898	23,071	182,740
	$87,016	$897,362	$564,988	$776,028	$756,206	$1,762,308	$4,843,908

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

	December 31, 2019
	Amortized Cost By Origination Year
LTV	2019	2018	2017	2016	2015	Prior	Total
Less than 61%	$171,069	$134,978	$183,807	$228,868	$197,039	$372,221	$1,287,982
61% - 70%	195,572	128,766	152,502	188,856	154,307	316,031	1,136,034
71% - 80%	442,311	313,779	404,743	338,000	283,202	531,377	2,313,412
More than 80%	11,661	37,498	94,460	36,499	10,389	26,001	216,508
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	March 31, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$51,040	$533,109	$353,758	$545,124	554,866	$1,206,334	$3,244,231
720 - 759	26,441	245,732	125,396	136,295	122,158	318,032	974,054
719 or less	9,535	118,521	85,834	94,609	79,182	237,942	625,623
	$87,016	$897,362	$564,988	$776,028	$756,206	$1,762,308	$4,843,908

	December 31, 2019
	Amortized Cost By Origination Year
FICO	2019	2018	2017	2016	2015	Prior	Total
760 or greater	$470,057	$340,716	$534,017	$533,804	$430,706	$763,807	$3,073,107
720 - 759	242,806	185,939	200,623	178,139	141,748	307,195	1,256,450
719 or less	107,750	88,366	100,872	80,280	72,483	174,628	624,379
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity, health of the national and regional economy, industry trends, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are generally indicative of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that if left uncorrected may result in deterioration of the repayment capacity of the borrower are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Commercial credit exposure based on internal risk rating:

	March 31, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Multi-Family
Pass	$31,968	$326,309	$207,696	$256,990	$354,655	$705,420	$38,481	$1,921,519
Special mention	—	—	—	—	4,357	—	—	4,357
Substandard	—	—	—	2,850	6,240	32,612	—	41,702
Total Multi-Family	$31,968	$326,309	$207,696	$259,840	$365,252	$738,032	$38,481	$1,967,578

Non-owner occupied commercial real estate
Pass	$184,902	$1,304,343	$848,343	$552,954	$848,587	$1,077,415	$84,238	$4,900,782
Special mention	—	—	—	4,201	114	—	—	4,315
Substandard	—	11,202	222	462	22,082	48,733	—	82,701
Total non-owner occupied commercial real estate	$184,902	$1,315,545	$848,565	$557,617	$870,783	$1,126,148	$84,238	$4,987,798

Construction and Land
Pass	$6,283	$94,863	$18,643	$63,292	$27,579	$2,121	$831	$213,612
Special mention	—	—	—	—	4,284	—	—	4,284
Substandard	—	—	888	—	3,093	346	—	4,327
Total Construction and Land	$6,283	$94,863	$19,531	$63,292	$34,956	$2,467	$831	$222,223

Owner occupied commercial real estate
Pass	$36,757	$340,526	$305,021	$324,384	$341,658	$571,570	$29,758	$1,949,674
Special mention	—	—	—	4,582	15,519	6,069	—	26,170
Substandard	—	3,203	12,608	11,915	2,779	10,610	9,551	50,666
Total owner occupied commercial real estate	$36,757	$343,729	$317,629	$340,881	$359,956	$588,249	$39,309	$2,026,510

Commercial and industrial
Pass	$105,617	$1,180,796	$447,385	$289,605	$237,327	$75,858	$2,466,871	$4,803,459
Special mention	—	2,306	1,002	1,005	426	665	61,769	67,173
Substandard	—	10,519	18,642	25,863	23,776	43,748	15,393	137,941
Total commercial and industrial	$105,617	$1,193,621	$467,029	$316,473	$261,529	$120,271	$2,544,033	$5,008,573

Pinnacle
Pass	$14,982	$140,375	$99,903	$241,039	$234,526	$456,782	$—	$1,187,607
Total Pinnacle	$14,982	$140,375	$99,903	$241,039	$234,526	$456,782	$—	$1,187,607

Bridge - Franchise Finance
Pass	$73,535	$137,509	$69,366	$47,212	$25,975	$21,887	$—	$375,484
Special mention	11,004	119,647	35,462	5,597	8,620	719	—	181,049
Substandard	183	11,419	59,257	6,310	11,658	2,339	—	91,166
Total Bridge - Franchise Finance	$84,722	$268,575	$164,085	$59,119	$46,253	$24,945	$—	$647,699

Bridge - Equipment Finance
Pass	$24,544	$212,004	$123,552	$133,612	$60,226	$82,855	$—	$636,793
Special mention	—	—	800	—	—	—	—	800
Substandard	—	—	—	—	7,693	3,868	—	11,561
Total Bridge - Equipment Finance	$24,544	$212,004	$124,352	$133,612	$67,919	$86,723	$—	$649,154

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$852,313	$852,313
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$852,313	$852,313
At March 31, 2020, the balance of revolving loans converted to term loans was immaterial.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

The following tables summarizes the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	March 31, 2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,921,519	$4,900,782	$213,612	$1,949,674	$4,803,459	$1,187,607	$375,484	$636,793	$852,313	$16,841,243
Special mention	4,357	4,315	4,284	26,170	67,173	—	181,049	800	—	288,148
Substandard	41,702	82,701	4,327	50,666	137,941	—	91,166	11,561	—	420,064
	$1,967,578	$4,987,798	$222,223	$2,026,510	$5,008,573	$1,187,607	$647,699	$649,154	$852,313	$17,549,455

	December 31, 2019
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$2,184,771	$4,932,279	$240,734	$1,991,556	$4,508,563	$1,202,430	$562,042	$663,855	$768,472	$17,054,702
Special mention	—	5,831	—	27,870	28,498	—	10,682	—	—	72,881
Substandard	32,934	92,794	3,191	43,382	118,288	—	54,758	20,939	—	366,286
	$2,217,705	$5,030,904	$243,925	$2,062,808	$4,655,349	$1,202,430	$627,482	$684,794	$768,472	$17,493,869
Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	March 31, 2020					December 31, 2019
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,784,151	$46,140	$1,986	$11,631	$4,843,908	$4,887,618	$45,634	$9,578	$11,106	$4,953,936
Government insured residential	57,363	55,364	46,161	623,172	782,060	93,560	45,347	30,426	529,311	698,644
Home equity loans and lines of credit	1,439	89	—	—	1,528	1,320	—	—	—	1,320
Other consumer loans	5,412	1,915	—	—	7,327	7,219	—	—	—	7,219
Multi-family	1,952,228	15,350	—	—	1,967,578	2,217,705	—	—	—	2,217,705
Non-owner occupied commercial real estate	4,972,128	796	904	13,970	4,987,798	5,015,458	—	928	14,518	5,030,904
Construction and land	220,094	2,129	—	—	222,223	240,647	2,396	—	882	243,925
Owner occupied commercial real estate	1,999,110	4,135	4,619	18,646	2,026,510	2,041,352	1,336	4,420	15,700	2,062,808
Commercial and industrial	4,910,789	43,070	5,206	49,508	5,008,573	4,595,847	2,313	4,301	52,888	4,655,349
Pinnacle	1,187,607	—	—	—	1,187,607	1,202,430	—	—	—	1,202,430
Bridge - franchise finance	610,060	2,394	292	34,953	647,699	610,315	3,840	2,501	10,826	627,482
Bridge - equipment finance	636,418	12,736	—	—	649,154	677,089	7,705	—	—	684,794
Mortgage warehouse lending	852,313	—	—	—	852,313	768,472	—	—	—	768,472
	$22,189,112	$184,118	$59,168	$751,880	$23,184,278	$22,359,032	$108,571	$52,154	$635,231	$23,154,988

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $36.2 million and $36.3 million at March 31, 2020 and December 31, 2019, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $623 million, all of which were government insured residential loans at March 31, 2020 and $531 million, of which $529 million were government insured residential loans at December 31, 2019. Substantially all of these loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost
Residential and other consumer	$16,956	$2,691	$18,894
Commercial:
Multi-family	6,011	6,011	6,138
Non-owner occupied commercial real estate	36,355	31,607	40,097
Construction and land	3,439	346	3,191
Owner occupied commercial real estate	26,147	17,766	27,141
Commercial and industrial	60,118	16,095	74,757
Bridge - franchise finance	37,635	2,128	13,631
Bridge - equipment finance	11,561	11,318	20,939
	$198,222	$87,962	$204,788

Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $49.1 million and $45.7 million at March 31, 2020 and December 31, 2019, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $3.0 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at March 31, 2020 (in thousands):

	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$3,356	$3,343
Commercial:
Multi-family	6,011	6,011
Non-owner occupied commercial real estate	20,405	20,405
Construction and land	3,439	3,411
Owner occupied commercial real estate	19,597	19,521
Commercial and industrial	47,278	33,078
Bridge - franchise finance	41,388	28,765
Bridge - equipment finance	11,570	11,559
Total commercial	149,688	122,737
	$153,044	$126,080

Collateral for the multi-family, non-owner occupied commercial real estate, and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $477 million, of which $467 million was government insured, at March 31, 2020 and $257 million, of which $248 million was government insured, at December 31,

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

2019. The carrying amount of foreclosed residential real estate included in "Other assets" in the accompanying consolidated balance sheet was insignificant at March 31, 2020 and $6 million at December 31, 2019. In response to the COVID-19 pandemic, new foreclosure actions on residential loans have been temporarily suspended.
Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding March 31, 2020 and 2019 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020				2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$200	—	$—	2	$567	—	$—
Government insured residential	90	14,855	25	3,628	20	2,981	16	1,942
Non-owner occupied commercial real estate	1	4,249	—	—	—	—	1	2,874
Owner occupied commercial real estate	—	—	—	—	1	904	3	1,962
Commercial and industrial	—	—	—	—	3	12,720	1	143
Bridge - franchise finance	11	13,872	10	12,321	2	1,212	—	—
Bridge - equipment finance	—	—	—	—	1	885	—	—
	103	$33,176	35	$15,949	29	$19,269	21	$6,921

Modifications during the three months ended March 31, 2020 and 2019 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Disclosures Prescribed by Legacy GAAP (Before Adoption of ASU 2016-13) for Prior Periods
The following table presents information about the balance of the ALLL and related loans as of December 31, 2019 (in thousands):

	Residential and Other Consumer	Commercial	Total
Allowance for loan and lease losses:
Ending balance	$11,154	$97,517	$108,671
Ending balance: loans individually evaluated for impairment	$9	$20,481	$20,490
Ending balance: loans collectively evaluated for impairment	$11,145	$77,036	$88,181
Ending balance: ACI loans	$—	$—	$—
Loans:
Ending balance	$5,661,119	$17,493,869	$23,154,988
Ending balance: loans individually evaluated for impairment	$57,117	$187,788	$244,905
Ending balance: loans collectively evaluated for impairment	$5,454,422	$17,288,901	$22,743,323
Ending balance: ACI loans	$149,580	$17,180	$166,760
The table below presents information about loans identified as impaired as of December 31, 2019 (in thousands):

	Recorded Investment	UPB	Related Specific Allowance
With no specific allowance recorded:
1-4 single family residential	$992	$989	$—
Government insured residential	53,428	53,350	—
Multi-family	6,138	6,169	—
Non-owner occupied commercial real estate	38,345	38,450	—
Construction and land	3,191	3,155	—
Owner occupied commercial real estate	17,419	17,488	—
Commercial and industrial	10,585	10,574	—
Bridge - franchise finance	4,115	4,117	—
Bridge - equipment finance	6,807	6,793	—
With a specific allowance recorded:
1-4 single family residential	2,697	2,652	9
Owner occupied commercial real estate	2,522	2,509	401
Commercial and industrial	63,531	63,709	13,992
Bridge - franchise finance	21,011	21,050	2,953
Bridge - equipment finance	14,124	14,024	3,135
Total:
Residential and other consumer	$57,117	$56,991	$9
Commercial	187,788	188,038	20,481
	$244,905	$245,029	$20,490

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

The following table presents the average recorded investment in impaired loans for the period indicated (in thousands):

Three Months Ended March 31, 2019
Residential and other consumer:
1-4 single family residential	$9,291
Commercial:
Multi-family	25,429
Non-owner occupied commercial real estate	18,528
Construction and land	9,857
Owner occupied commercial real estate	11,507
Commercial and industrial	28,439
Commercial lending subsidiaries	21,883
115,643
$124,934

Note 5    Income Taxes
The Company’s effective income tax rate was 23.4% and 26.8% for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2020 and 2019 due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax. The Company considered the impact of the COVID-19 situation in its evaluation of the realizability of deferred tax assets at March 31, 2020. Due primarily to the forecasted reversal of existing temporary differences and tax loss carryback capacity, the Company concluded that the deferred tax asset was realizable.
Note 6 Derivatives and Hedging Activities
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
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three months ended March 31, 2020 and 2019, the impact on earnings, included in "other non-interest income" in the accompanying consolidated statements of income, related to changes in fair value of these derivatives was not material.
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
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both March 31, 2020 and December 31, 2019.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	March 31, 2020
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.38%	3-Month LIBOR	2.9	$3,091,000	Other liabilities	$—	$(6,661)
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.55%	1.3	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.70%	Indexed to 1-month LIBOR	6.2	1,485,199	Other assets / Other liabilities	—	(42,312)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.70%	6.2	1,485,199	Other assets / Other liabilities	135,720	—
Interest rate caps purchased, indexed to 1-month LIBOR			3.71%	1.2	26,023	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.71%		1.2	26,023	Other liabilities	—	—
					$6,363,444		$135,720	$(48,973)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

	December 31, 2019
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.37%	3-Month LIBOR	3.2	$3,131,000	Other liabilities	$—	$(1,607)
Derivatives not designated as hedges:
Receive-fixed interest rate swaps	Variability of interest cash flows on fixed rate borrowings	3-Month LIBOR	1.55%	1.6	250,000	Other liabilities	—	—
Derivatives not designated as hedges
Pay-fixed interest rate swaps		3.72%	Indexed to 1-month LIBOR	6.4	1,460,355	Other assets / Other liabilities	876	(15,307)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.72%	6.4	1,460,355	Other assets / Other liabilities	42,810	(2,115)
Interest rate caps purchased, indexed to 1-month LIBOR			3.30%	0.6	61,004	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.30%		0.6	61,004	Other liabilities	—	—
					$6,423,718		$43,686	$(19,029)

The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019	Location of Gain (Loss) Reclassified from AOCI into Income
Interest rate contracts	$(4,556)	$2,723	Interest expense on borrowings

During the three months ended March 31, 2020 and 2019, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of March 31, 2020, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $53.2 million.
The following table provides information about the amount of gain related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019	Location of Gain (Loss) in Consolidated Statements of Income
Fair value adjustment on derivatives	$4,020	$—	Interest expense on borrowings
Fair value adjustment on hedged items	(3,908)	—	Interest expense on borrowings
Gain recognized on fair value hedges (ineffective portion)	$112	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$250,000	$250,000	Federal Home Loan Bank advances
Cumulative fair value hedging adjustments	$3,409	$(499)	Federal Home Loan Bank advances

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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (dollars in thousands):

	March 31, 2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(48,973)	—	(48,973)	—	48,548	(425)
	$(48,973)	$—	$(48,973)	$—	$48,548	$(425)

	December 31, 2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$876	$—	$876	$(876)	$—	$—
Derivative liabilities	(16,914)	—	(16,914)	876	16,038	—
	$(16,038)	$—	$(16,038)	$—	$16,038	$—
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At March 31, 2020, the Company had pledged net financial collateral of $53.2 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Note 7    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(286,636)	$73,476	$(213,160)	$29,411	$(7,794)	$21,617
Amounts reclassified to gain on investment securities available for sale, net	(1,530)	390	(1,140)	(4,317)	1,144	(3,173)
Net change in unrealized gains (losses) on investment securities available for sale	(288,166)	73,866	(214,300)	25,094	(6,650)	18,444
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(109,951)	29,137	(80,814)	(28,129)	7,454	(20,675)
Amounts reclassified to interest expense on borrowings	4,556	(1,207)	3,349	(2,723)	722	(2,001)
Net change in unrealized losses on derivative instruments	(105,395)	27,930	(77,465)	(30,852)	8,176	(22,676)
Other comprehensive loss	$(393,561)	$101,796	$(291,765)	$(5,758)	$1,526	$(4,232)

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2019	$28,185	(60,012)	$(31,827)
Other comprehensive loss	(214,300)	(77,465)	(291,765)
Balance at March 31, 2020	$(186,115)	$(137,477)	$(323,592)

Balance at December 31, 2018	$4,194	$679	$4,873
Other comprehensive loss	18,444	(22,676)	(4,232)
Balance at March 31, 2019	$22,638	$(21,997)	$641

Note 8    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24
Granted	599,766	30.90
Vested	(430,840)	39.36
Canceled or forfeited	(3,308)	38.58
Unvested share awards outstanding, March 31, 2020	1,216,073	$34.22

Unvested share awards outstanding, December 31, 2018	1,186,238	38.86
Granted	563,970	36.65
Vested	(505,438)	37.80
Canceled or forfeited	(25,930)	39.93
Unvested share awards outstanding, March 31, 2019	1,218,840	$38.25
Unvested share awards are generally valued at the closing price of the Company's common stock on the date of grant. All shares granted prior to 2019 vest in equal annual installments over a period of three years from the date of grant. All shares granted in 2019 and 2020 to Company employees vest in equal annual installments over a period of four years from the date of grant. Shares granted to the Company's Board of Directors vest over a period of one year.
The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Closing price on date of grant	$30.90	$36.65
Aggregate grant date fair value of shares vesting	$16,958	$19,105
The total unrecognized compensation cost of $33.0 million for all unvested share awards outstanding at March 31, 2020 will be recognized over a weighted average remaining period of 2.92 years.
Executive share-based awards
Certain of the Company's executives are eligible to receive annual awards of RSUs and PSUs (collectively, the "share units"). Annual awards of RSUs represent a fixed number of shares and vest on December 31st in equal tranches over three years for grants prior to 2019, and over four years for awards issued in 2019 and 2020. PSUs are initially granted based on a target value. The number of PSUs that ultimately vest at the end of the performance measurement period will be based on the achievement of performance criteria pre-established by the Compensation Committee of the Board of Directors. Upon vesting, the share units will be converted to common stock on a one-for-one basis, or may be settled in cash at the Company's option. The share units will accumulate dividends declared on the Company's common stock from the date of grant to be paid subsequent to vesting.
As a result of the majority of previous settlements being in cash, all RSUs and PSUs have been determined to be liability instruments and are remeasured at fair value each reporting period until the awards are settled. The RSUs are valued based on the closing price of the Company's common stock at the reporting date. The PSUs are valued based on the closing price of the

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Company's common stock at the reporting date net of a discount related to any applicable market conditions, considering the probability of meeting the defined performance conditions. Compensation cost related to PSUs is recognized during the performance period based on the probable outcome of the respective performance conditions.
A summary of activity related to executive share-based awards for the period indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Unvested executive share-based awards outstanding, March 31, 2020	218,847	231,819

Unvested executive share-based awards outstanding, December 31, 2018	90,612	99,874
Granted	73,062	73,062
Unvested executive share-based awards outstanding, March 31, 2019	163,674	172,936
The total liability for the share units was $2.8 million at March 31, 2020. The total unrecognized compensation cost of $8.2 million for these share units at March 31, 2020 will be recognized over a weighted average remaining period of 2.74 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019 vest over three years and awards related to the 2019 and 2020 performance periods vest in equal installments over a period of four years from the date of grant. These awards are included in the summary of activity related to unvested share awards above. The total liability for incentive share awards for the 2020 performance period was $0.3 million at March 31, 2020. The total unrecognized compensation cost of $5.6 million for incentive share awards at March 31, 2020 will be recognized over a weighted average remaining period of 4.76 years. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 599,766 unvested share awards granted during the three months ended March 31, 2020, as discussed above, included 114,936 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2019.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

Option Awards
A summary of activity related to stock option awards for the three months ended March 31, 2020 and 2019 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2019	737,753	$26.64
Exercised	(60,000)	25.48
Option awards outstanding and exercisable, March 31, 2020	677,753	$26.74

Option awards outstanding, December 31, 2018	964,840	26.53
Exercised	(3,910)	11.14
Canceled or forfeited	(1,960)	63.74
Option awards outstanding, March 31, 2019	958,970	$26.52
The intrinsic value of options exercised and related tax benefits was immaterial for the three months ended March 31, 2020 and 2019.
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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	March 31, 2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$76,154	$—	$76,154
U.S. Government agency and sponsored enterprise residential MBS	—	2,180,898	2,180,898
U.S. Government agency and sponsored enterprise commercial MBS	—	376,492	376,492
Private label residential MBS and CMOs	—	1,173,880	1,173,880
Private label commercial MBS	—	1,604,814	1,604,814
Single family rental real estate-backed securities	—	528,793	528,793
Collateralized loan obligations	—	1,094,793	1,094,793
Non-mortgage asset-backed securities	—	255,161	255,161
State and municipal obligations	—	271,033	271,033
SBA securities	—	260,388	260,388
Marketable equity securities	42,195	—	42,195
Servicing rights	—	7,179	7,179
Derivative assets	—	135,720	135,720
Total assets at fair value	$118,349	$7,889,151	$8,007,500
Derivative liabilities	$—	$(48,973)	$(48,973)
Total liabilities at fair value	$—	$(48,973)	$(48,973)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
March 31, 2020

	December 31, 2019
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
Impaired loans, OREO and other repossessed assets—The carrying amount of collateral dependent impaired loans is typically based on the fair value of the underlying collateral, which may be real estate or other business assets, less estimated costs to sell when repayment is expected to come from the sale of the collateral. The carrying value of OREO is initially measured based on the fair value of the real estate acquired in foreclosure and subsequently adjusted to the lower of cost or estimated fair value, less estimated cost to sell. Fair values of real estate collateral and OREO are typically based on third-party real estate appraisals which utilize market and income approaches to valuation incorporating both observable and unobservable inputs. When current appraisals are not available, the Company may use brokers’ price opinions, home price indices or other available information about changes in real estate market conditions to adjust the latest appraised value available. These adjustments to appraised values may be subjective and involve significant management judgment. The fair value of repossessed assets or collateral consisting of other business assets may be based on third-party appraisals or internal analyses that use market approaches to valuation incorporating a combination of observable and unobservable inputs.
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
March 31, 2020

The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	March 31, 2020				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2020
OREO and repossessed assets	$—	$—	$4,693	$4,693	$(4,983)
Impaired loans	$—	$—	$146,394	$146,394	$(8,792)
Operating lease equipment	$—	$—	$2,110	$2,110	$(691)

	March 31, 2019				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2019
OREO and repossessed assets	$—	$—	$446	$446	$(18)
Impaired loans	$—	$—	$24,671	$24,671	$(1,916)
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		March 31, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$766,698	$766,698	$214,673	$214,673
Investment securities	1/2	$7,874,601	$7,875,510	$7,769,237	$7,769,949
Non-marketable equity securities	2	$281,714	$281,714	$253,664	$253,664
Loans held for sale	2	$17,655	$18,527	$37,926	$39,731
Loans, net	3	$22,933,699	$23,109,225	$23,046,317	$23,350,684
Derivative assets	2	$135,720	$135,720	$43,686	$43,686
Liabilities:
Demand, savings and money market deposits	2	$17,458,932	$17,458,932	$17,047,344	$17,047,344
Time deposits	2	$7,541,839	$7,602,038	$7,347,247	$7,377,301
Federal funds purchased	2	$—	$—	$100,000	$100,000
FHLB advances	2	$5,144,409	$5,163,091	$4,480,501	$4,500,969
Notes and other borrowings	2	$428,579	$449,023	$429,338	$473,327
Derivative liabilities	2	$48,973	$48,973	$19,029	$19,029

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
March 31, 2020

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
Unfunded commitments under lines of credit
Unfunded commitments under lines of credit include commercial, commercial real estate, home equity and consumer lines of credit to existing customers, for many of which additional extensions of credit are subject to borrowing base requirements. Some of these commitments may mature without being fully funded.
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
Total lending related commitments outstanding at March 31, 2020 were as follows (in thousands):

Commitments to fund loans	$344,419
Commitments to purchase loans	791,759
Unfunded commitments under lines of credit	2,979,737
Commercial and standby letters of credit	85,543
$4,201,458

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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the three months ended March 31, 2020 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2019 Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K”).
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to, among other things, future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "future" and similar expressions identify forward-looking statements. These forward-looking statements are based on the historical performance of the Company or on the Company’s current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company that the future plans, estimates or expectations so contemplated will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to the Company’s operations, financial results, financial condition, business prospects, growth strategy and liquidity, including as impacted by the COVID-19 pandemic. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, the Company’s actual results may vary materially from those indicated in these statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risk factors described in Part I, Item 1A of the 2019 Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form

8-K. The Company does not undertake any obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) as a global pandemic. The pandemic has resulted in governmental authorities implementing numerous measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities, including in major markets in which the Company and its clients are located or do business. The COVID-19 pandemic, and governmental responses to the pandemic, have severely negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. This situation is evolving rapidly, and there is a high level of uncertainty about its future effects.
A summary of the effects the COVID-19 pandemic has had on our Company and of our expectations about how our Company may be impacted in the future follows. These matters are discussed in further detail throughout this Form 10Q.
Our results of operations and financial condition at and for the three months ended March 31, 2020 were impacted by the COVID-19 pandemic.

•
Deteriorating economic conditions and a worsening forward looking economic forecast led to a higher provision for credit losses and ACL; as a result, we reported a net loss for the quarter. There is significant uncertainty as to, and we are not currently able to predict, the impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL, but they may be more volatile and may change materially from current levels.

•
Unrealized losses on our AFS securities increased substantially as a result of the market response to, and dislocation in the wake of, the emerging pandemic. The increase in unrealized losses negatively impacted total stockholders' equity and our tangible book value at March 31, 2020. Since these unrealized losses are recorded in AOCI, they did not impact our regulatory capital ratios. We currently expect to recover the amortized cost basis of our AFS securities.

Levels of criticized and classified assets increased at March 31, 2020 as a result of the COVID-19 pandemic. Additionally, a significant number of borrowers have requested relief in the form of temporary payment deferrals. Levels of criticized and classified assets are expected to increase further in the near term as a result of impacts of the pandemic on our borrowers. We re-assess the risk ratings of individual commercial credits as we review requests for and grant temporary payment relief, or as other information comes to our attention that would warrant a re-evaluation of the risk rating. At March 31, 2020, we had not experienced an increase in non-performing assets as a result of the pandemic. It is difficult to predict when, if, or to what extent levels of non-performing assets and delinquencies will increase as a result of the pandemic, although they may do so. Similarly, charge-offs may increase. These impacts may manifest in a delayed fashion due to the impact of temporary payment deferrals and various forms of government assistance that our borrowers may receive.
Our share price has been negatively impacted by the COVID-19 crisis.
Although we took significant measures to prepare for possible disruptions in liquidity, we have not experienced such disruptions to date and continue to have sufficient levels of available liquidity.
The pandemic has impacted our operations . Currently, approximately 97% of our non-branch employees are working remotely. We did not experience any significant operational difficulties, technology failures or outages, or customer service disruptions in our transition to a remote work environment. 76% of our branches remain open to serve customers via drive-through or lobby appointments, operating with reduced hours. Generally, branch locations without drive-through facilities are temporarily closed. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment. We have put mechanisms in place to allow us to evaluate all significant modifications to processes and procedures to insure continued effectiveness of our controls. We have not identified any instances in which controls have failed to operate effectively.
Customer demand for our products and services, particularly lending products, may be impacted by the impact of the pandemic on their businesses or by social distancing measures. Potential borrowers impacted by the pandemic may no longer meet our underwriting criteria. We expect loan production in many portfolio segments to be muted in the near term as a result of the pandemic.
In response to the pandemic, we have prioritized risk management and implemented a number of measures to support our customers and employees. Specifically, we have:

•	Activated our business continuity plan under the leadership of executive management.

•	Activated our contingency funding plan, enhancing daily monitoring and reporting of liquidity trends and deposit flows, and optimized same day available liquidity.

•	Established a weekly cadence of Board of Directors meetings.

•	Pro-actively reached out to all of our borrowers with total credit exposure of $5 million or more, and to all borrowers in certain high-risk segments to assess the potential impact of COVID-19.

•	Segregated certain segments of the loan portfolio for enhanced monitoring.

•	Enhanced our workout and recovery staffing and processes.

•
Enhanced our stress testing framework. Results of internal stress testing indicate that we have sufficient capital to withstand an increase in credit losses materially beyond levels currently expected, and to withstand a severe downturn.

•
Proactively reached out to our critical third party service providers and evaluated their ability to continue to provide support in the current environment. We have experienced no significant service disruptions.

•	Expanded certain employee benefits and launched a number of programs to keep our employees healthy and engaged.

•	Enhanced personal protective measures for employees working at our corporate locations.

•	Supported our clients through participating in the Small Business Administration’s PPP, and granting payment deferrals and fee waivers on a case-by-case basis.

•	Temporarily halted new residential foreclosure actions.
We remain confident in our long-term underlying strength and stability, and our ability to navigate these challenging conditions.
Overview
Quarterly Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratio of non-performing loans to total loans, non-performing assets to total assets, trends in criticized and classified assets and portfolio delinquency and charge-off trends. We consider growth in earning assets and deposits, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Quarterly highlights include:

•
For the three months ended March 31, 2020, the Company reported a net loss of $(31.0) million, or $(0.33) per diluted share, compared to net income of $66.0 million,or $0.65 per diluted share for the three months ended March 31, 2019. Results for the three months ended March 31, 2020 were negatively impacted by the application of the CECL accounting methodology, including the impact of COVID-19 on the provision for credit losses.

•
The Company and its banking subsidiary exceeded all regulatory guidelines required to be considered well capitalized at March 31, 2020. The Company's and the Bank's CET1 risk-based capital ratios were 11.8% and 12.9% at March 31, 2020, respectively. The Company's and the Bank's Tier 1 leverage ratios were 8.5% and 9.3% at March 31, 2020, respectively. We believe we have sufficient capital to withstand a severe downturn.

•	Our liquidity position remains strong. At March 31, 2020, the Bank had total same day available liquidity of approximately $8.5 billion.

•
Non-interest bearing demand deposits grew by $305 million for the three months ended March 31, 2020, to 18.4% of total deposits at March 31, 2020 compared to 17.6% of total deposits at December 31, 2019 and 15.9% of total deposits at March 31, 2019. The majority of this growth was not directly related to line draws. Total deposits grew by $606 million for the three months ended March 31, 2020.

•
The average cost of total deposits declined to 1.36% for the three months ended March 31, 2020, from 1.48% for the immediately preceding quarter ended December 31, 2019 and 1.67% for the three months ended March 31, 2019. On a spot basis, the average annual percentage yield on total interest-bearing deposits declined to 1.35% at March 31, 2020 from 1.71% at December 31, 2019, and declined further to 1.08% at April 17, 2020. This is a total decline of 0.63% since December 31, 2019, reflecting recent actions taken to reduce the cost of deposits.

•
The provision for credit losses totaled $125.4 million for the three months ended March 31, 2020, reflecting the application of the CECL methodology and encompassing management's estimate of the expected economic impact of the COVID-19 pandemic. For the three months ended March 31, 2019, the Company recorded a provision for loan losses, under the incurred loss model, of $10.3 million.

•
The ACL represented our current estimate of expected lifetime credit losses from the loan portfolio and totaled $251 million, or 1.08% of total loans, at March 31, 2020. Upon initial adoption of CECL, at January 1, 2020, the ACL was 0.59% of total loans and at December 31, 2019, calculated under an incurred loss methodology, the ACL was 0.47% of total loans.

•
Pre-tax, pre-provision income totaled $85.0 million for the three months ended March 31, 2020 compared to $100.5 million for the three months ended March 31, 2019. Pre-tax, pre-provision income for the three months ended March 31, 2020 included a $5.0 million unrealized loss on marketable equity securities, resulting from the impact on markets of the COVID-19 crisis. Inclusive of this $5.0 million unrealized loss, loss on investment securities was $(3.5) million for the three months ended March 31, 2020 compared to a gain on investment securities of $5.8 million for the comparable quarter of the prior year, a negative variance of $9.2 million. Additional factors contributing to the decline in pre-tax, pre-provision income were a $10.3 million decline in net interest income, discussed further below, partially offset by a $7.8 million decrease in total non-interest expense. Pre-tax, pre-provision income is a non-GAAP financial measure. See section entitled "Non-GAAP Financial Measures" below for reconciliation of non-GAAP financial measurements to their comparable GAAP financial measurements.

•
The net interest margin, calculated on a tax-equivalent basis, was 2.35% for the three months ended March 31, 2020, compared to 2.41% for the immediately preceding quarter ended December 31, 2019 and 2.54% for the three months ended March 31, 2019. Both yields on interest earning assets and the cost of interest bearing liabilities declined for the three months ended March 31, 2020 as compared to the immediately preceding quarter and to the three months ended March 31, 2019; however, the repricing of interest bearing liabilities, particularly deposits, lagged the repricing of interest earning assets.

•
Stockholders' equity was impacted by a decline of $291.8 million in accumulated other comprehensive income for the three months ended March 31, 2020, attributed to an increase in unrealized losses on investment securities available for sale and derivative instruments. The Company currently expects to recover the amortized cost basis of its AFS securities portfolio.

•
Share repurchases totaling approximately $101 million during the three months ended March 31, 2020 also impacted stockholders' equity. The Company has temporarily suspended its share repurchase program.

•	The Company increased its quarterly cash dividend by $0.02 to $0.23 per common share, reflecting a 10% increase from the previous quarterly cash dividend of $0.21 per common share.
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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$22,850,065	$238,108	4.18%	$21,974,453	$245,010	4.50%
Investment securities (3)	8,107,649	56,951	2.81%	8,520,555	77,607	3.64%
Other interest earning assets	646,628	3,720	2.31%	496,141	4,852	3.96%
Total interest earning assets	31,604,342	298,779	3.79%	30,991,149	327,469	4.26%
Allowance for credit losses	(138,842)			(111,074)
Non-interest earning assets	1,749,752			1,603,922
Total assets	$33,215,252			$32,483,997
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,173,628	6,959	1.29%	$1,702,479	5,639	1.34%
Savings and money market deposits	10,412,202	37,756	1.46%	11,453,980	52,817	1.87%
Time deposits	7,510,070	38,107	2.04%	6,907,011	38,965	2.29%
Total interest bearing deposits	20,095,900	82,822	1.66%	20,063,470	97,421	1.97%
Short term borrowings	94,066	367	1.56%	137,378	824	2.40%
FHLB advances	4,414,830	25,084	2.29%	4,660,222	27,374	2.38%
Notes and other borrowings	429,098	5,290	4.93%	404,852	5,309	5.25%
Total interest bearing liabilities	25,033,894	113,563	1.82%	25,265,922	130,928	2.10%
Non-interest bearing demand deposits	4,368,553			3,605,131
Other non-interest bearing liabilities	749,101			657,360
Total liabilities	30,151,548			29,528,413
Stockholders' equity	3,063,704			2,955,584
Total liabilities and stockholders' equity	$33,215,252			$32,483,997
Net interest income		$185,216			$196,541
Interest rate spread			1.97%			2.16%
Net interest margin			2.35%			2.54%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.7 million and $4.4 million, and the tax-equivalent adjustment for tax-exempt investment securities was $0.9 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
Net interest income, calculated on a tax-equivalent basis, was $185.2 million for the three months ended March 31, 2020 compared to $196.5 million for the three months ended March 31, 2019, a decrease of $11.3 million. The decrease in net interest income was comprised of a decrease in tax-equivalent interest income of $28.7 million and a decrease in interest expense of $17.4 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
The decrease in tax-equivalent interest income was comprised primarily of (i) a decrease in interest income from loans of $6.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019; and (ii) a decrease in interest income from investment securities of $20.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

The net interest margin, calculated on a tax-equivalent basis, was 2.35% for the three months ended March 31, 2020, compared to 2.41% for the immediately preceding quarter ended December 31, 2019 and 2.54% for the three months ended March 31, 2019. Both yields on interest earning assets and the cost of interest bearing liabilities declined for the three months ended March 31, 2020 as compared to the immediately preceding quarter and to the three months ended March 31, 2019; however, the repricing of interest bearing liabilities, particularly deposits, lagged the repricing of interest earning assets.
Decreased tax equivalent interest income on loans for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was attributable to a decrease in the yield, partially offset by an increase of $876 million in the average balance of outstanding loans. The tax-equivalent yield on loans decreased to 4.18% for the three months ended March 31, 2020, from 4.50% for the three months ended March 31, 2019. The most significant factor contributing to this decrease in yield was the impact of decreases in benchmark interest rates.
The average balance of investment securities decreased by $412.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The tax-equivalent yield on investment securities decreased to 2.81% for the three months ended March 31, 2020 from 3.64% for the three months ended March 31, 2019. The most significant factors contributing to the decrease in yield were the impact of decreases in benchmark interest rates and, to a lesser extent, increased prepayment speeds. This decline is reflective of the short duration of the investment portfolio in a falling rate environment.
The primary components of the decrease in interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were a decrease of $14.6 million in interest expense on deposits and a decrease of $2.3 million in interest expense on FHLB advances. The decreases were primarily the result of decreases in the cost of interest bearing liabilities.
The decrease in interest expense on deposits was attributable primarily to a decrease in the average cost of interest bearing deposits of 0.31% to 1.66% for the three months ended March 31, 2020 from 1.97% for the three months ended March 31, 2019. This decrease was generally driven by decreases in market interest rates in 2019.
The decrease in interest expense on FHLB advances resulted from a decrease in the average cost of advances of 0.09% to 2.29% for the three months ended March 31, 2020 from 2.38% for the three months ended March 31, 2019. The decrease in cost was driven primarily by decreases in benchmark interest rates. The impact of declines in benchmark rates on the cost of FHLB advances is muted to an extent by the impact of cash flow hedges put in place to manage overall interest sensitivity of the balance sheet. The average balance of advances decreased by $245 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
For the three months ended March 31, 2020, the increase in average non-interest bearing demand deposits as a percentage of total deposits positively impacted the net interest margin.
While we currently expect the net interest margin to expand in the second quarter of 2020, primarily as a result of an expected decline in deposit costs, over a longer time horizon, a persistent flat yield curve and a potential increase in non-performing loans attributable to the impact of the COVID-19 pandemic could put pressure on the net interest margin.
Provision for Credit Losses
The provision for credit losses is a charge to earnings required to maintain the ACL at a level consistent with management’s estimate of expected credit losses on financial assets carried at amortized cost at the balance sheet date. The amount of the provision is impacted by changes in management's reasonable and supportable economic forecast, loan originations and runoff, changes in portfolio mix, risk rating migration and portfolio seasoning, the level of charge-offs, changes in specific reserves, changes in expected prepayment speeds and other assumptions. The provision for credit losses also includes an amount related to off-balance sheet credit exposures. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL.
For the three months ended March 31, 2020, the provision for credit losses totaled $125.4 million, which included $3.6 million related to off-balance sheet credit exposures. The provision for credit losses for the three months ended March 31, 2020 reflected the implementation of the CECL methodology and management's estimate of the expected negative economic impact of the COVID-19 pandemic. The provision included approximately $93 million related to changes in the economic forecast since the initial adoption of CECL on January 1, 2020 and was impacted by an increase of approximately $16 million in specific reserves during the quarter, which we believe was also exacerbated by the COVID-19 pandemic. Most of the increase in specific reserves related to credits in the Bridge franchise finance portfolio segment. The provision for credit losses, excluding the portion related to off-balance sheet credit exposures, was 0.53% of average loans for the three months ended March 31, 2020.

For the three months ended March 31, 2019, the Company recorded a provision for loan losses, under the incurred loss methodology, of $10.3 million.
The evolving COVID-19 situation may lead to increased volatility in the provision for credit losses and if economic forecasts deteriorate further as a result of COVID-19, the provision for credit losses and the ACL could increase.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Deposit service charges and fees	$4,186	$3,830
Gain on sale of loans, net	3,466	2,936
Gain (loss) on investment securities, net	(3,453)	5,785
Lease financing	15,481	17,186
Other non-interest income	3,618	6,518
Non-interest income	$23,298	$36,255
The gain on sale of loans for the three months ended March 31, 2020 included gains on sales of the guaranteed portions of SBA loans totaling $1.2 million and gains on sale of government insured residential loans totaling $2.3 million.
The loss on investment securities for the three months ended March 31, 2020 included $5.0 million of unrealized losses on marketable equity securities, likely resulting from the impact on markets of the COVID-19 pandemic, offset by $1.5 million in realized gains on available for sale securities. The gain on investment securities, net for the three months ended March 31, 2019 reflected net realized gains of $4.3 million from the sale of investment securities available for sale and net unrealized gains on marketable equity securities of $1.5 million.
The decrease in income from lease financing for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, is primarily attributed to the increase in operating lease equipment off-lease.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Employee compensation and benefits	$58,887	$65,233
Occupancy and equipment	12,369	13,166
Deposit insurance expense	4,403	4,041
Professional fees	3,204	7,871
Technology and telecommunications	12,596	11,168
Depreciation of operating lease equipment	12,603	11,812
Other non-interest expense	14,806	13,399
Total non-interest expense	$118,868	$126,690
Less:
Depreciation of operating lease equipment	(12,603)	(11,812)
Costs incurred directly related to implementation of BankUnited 2.0	(79)	(5,892)
Recurring operating expenses (1)	$106,186	$108,986

(1)
Recurring operating expenses is a non-GAAP measure. See section entitled "Non-GAAP Financial Measures" below for reconciliation of non-GAAP financial measurements to their comparable GAAP financial measurements.

Employee compensation and benefits
Employee compensation and benefits declined by $6.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a reduction in headcount and a decrease in equity based compensation expense related to the impact of a declining stock price on liability-classified awards.
Professional fees
Professional fees decreased by $4.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was primarily due to the consulting services in 2019 related to our BankUnited 2.0 initiative.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities, loan servicing and deposit generation, insurance, expenses related to workouts and foreclosures, regulatory examination assessments, travel and general office expense.
We currently expect to incur near-term costs of approximately $1 million related directly to COVID-19, the most significant of which include additional software licenses related to our participation in the PPP, laptops and other equipment to facilitate employees working remotely and costs related to cleaning, sanitizing and personal protective equipment.
Income Taxes
See Note 5 to the consolidated financial statements for information about income taxes.
Analysis of Financial Condition
Average interest-earning assets increased $613 million to $31.6 billion for the three months ended March 31, 2020 from $31.0 billion for the three months ended March 31, 2019. This increase was driven by a $876 million increase in the average balance of outstanding loans, offset by a $413 million decrease in the average balance of investment securities.
Average interest bearing liabilities decreased $232 million to $25.0 billion for the three months ended March 31, 2020 from $25.3 billion for the three months ended March 31, 2019, due primarily to decreases in average FHLB advances and short term borrowings of $245 million and $43 million, respectively; offset by an increase of $32 million in average interest bearing deposits. Average non-interest bearing deposits increased by $763 million to $4.4 billion for the three months ended March 31, 2020.
Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$75,238	$76,154	$70,243	$70,325
U.S. Government agency and sponsored enterprise residential MBS	2,209,715	2,180,898	2,018,853	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	369,967	376,492	366,787	370,976
Private label residential MBS and CMOs	1,185,539	1,173,880	1,001,337	1,012,177
Private label commercial MBS	1,728,610	1,604,814	1,719,228	1,724,684
Single family rental real estate-backed securities	549,981	528,793	467,459	470,025
Collateralized loan obligations	1,169,469	1,094,793	1,204,905	1,197,366
Non-mortgage asset-backed securities	265,444	255,161	194,171	194,904
State and municipal obligations	255,602	271,033	257,528	273,302
SBA securities	262,661	260,388	359,808	362,731
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$8,082,226	7,832,406	$7,670,319	7,708,665
Marketable equity securities		42,195		60,572
		$7,874,601		$7,769,237
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of March 31, 2020 was 4.3 years. The effective duration of the investment portfolio as of March 31, 2020 was 1.3 years . The model results are based on assumptions that may differ from actual results.

The investment securities available for sale portfolio was in a net unrealized loss position of $249.8 million at March 31, 2020 with aggregate fair value equal to 96.9% of amortized cost. Net unrealized losses included $41.4 million of gross unrealized gains and $291.2 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at March 31, 2020 had an aggregate fair value of $6.0 billion. The majority of the unrealized losses at March 31, 2020 related to the private label CMBS and CLO portfolio segments, which were in net unrealized loss positions of $123.8 million and $74.7 million, respectively. Unrealized losses at March 31, 2020 were primarily attributable to widening spreads, resulting in large part from market response to, and dislocation in the wake of, the emerging COVID-19 pandemic. The ratings distribution of our AFS securities portfolio at March 31, 2020 is depicted in the chart below:
We evaluate the credit quality of individual securities in the portfolio quarterly to determine whether we expect to recover the amortized cost basis of the investments in unrealized loss positions. This evaluation considers, but is not necessarily limited to, the following factors, the relative significance of which varies depending on the circumstances pertinent to each individual security:

•	whether we intend to sell the security prior to recovery of its amortized cost basis;

•	whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis;

•	The extent to which fair value is less than amortized cost;

•	Adverse conditions specifically related to the security, an industry or geographic area;

•	Changes in the financial condition of the issuer or underlying loan obligors;

•	The payment structure and remaining payment terms of the security, including levels of subordination or over-collateralization;

•	Failure of the issuer to make scheduled payments;

•	Changes in credit ratings;

•	Relevant market data;

•	Estimated prepayments, defaults, and the value and performance of underlying collateral at the individual security level.
No securities were determined to be credit loss impaired during the three months ended March 31, 2020 or other than temporarily impaired during the three months ended March 31, 2019. We do not intend to sell securities in significant unrealized loss positions at March 31, 2020. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.
The timely payment of principal and interest on securities issued by the U.S. government, U.S. government agencies and U.S. government sponsored enterprises is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.
None of our impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at March 31, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at March 31, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, we expect to recover the entire amortized cost basis of the impaired private label AFS securities. Further information about the portfolio segments evidencing the largest unrealized losses at March 31, 2020, the CMBS and CLO portfolio segments, follows.
For private label CMBS, our analysis of cash flows expected to be collected incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watchlisted, bankruptcy data, special servicing trends, delinquency and other economic data which would indicate further stress in the sector.
For CLOs, our analysis of cash flows expected to be collected incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments.
The following table presents the distribution of the third-party ratings and subordination levels compared to average stress scenario losses based on our credit loss impairment analysis of the CMBS and CLOs at March 31, 2020:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	82.0%	25.7%	43.5%	43.1%	13.5%
	AA	12.0%	30.4%	85.9%	39.5%	12.3%
	A	6.0%	21.5%	73.6%	34.3%	12.3%
Weighted average		100.0%	26.0%	50.4%	42.2%	13.2%

CLOs	AAA	84.0%	36.0%	48.1%	43.2%	21.0%
	AA	13.0%	27.8%	40.3%	32.8%	22.3%
	A	3.0%	25.6%	29.4%	27.0%	23.9%
Weighted average		100.0%	34.6%	46.5%	41.3%	21.3%
For further discussion of our analysis of impaired investment securities AFS for credit loss impairment see Note 3 to the consolidated financial statements.

Valuations of our investment securities AFS have started to recover subsequent to March 31, 2020. The following table shows the net unrealized loss and carrying value of our AFS securities at the dates indicated:

	March 31, 2020		April 22, 2020 (1)
	Net Unrealized Gain (Loss)	Carrying Value	Net Unrealized Gain (Loss)	Carrying Value
U.S. Treasury securities	$916	$76,154	$2,048	$77,285
U.S. Government agency and sponsored enterprise residential MBS	(28,817)	2,180,898	(3,101)	2,163,922
U.S. Government agency and sponsored enterprise commercial MBS	6,525	376,492	6,185	376,152
Private label residential MBS and CMOs	(11,659)	1,173,880	(3,868)	1,181,671
Private label commercial MBS	(123,796)	1,604,814	(118,430)	1,610,180
Single family rental real estate-backed securities	(21,188)	528,793	(3,697)	546,284
Collateralized loan obligations	(74,676)	1,094,793	(70,086)	1,099,384
Non-mortgage asset-backed securities	(10,283)	255,161	(4,342)	261,103
State and municipal obligations	15,431	271,033	14,437	270,039
SBA securities	(2,273)	260,388	(2,310)	260,350
	$(249,820)	$7,822,406	$(183,164)	$7,846,370

(1) Investments AFS held at March 31, 2020 valued as of April 22, 2020.
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. We are closely monitoring the impact of the COVID-19 pandemic on markets, and on our ability to price securities in our portfolio. While we have observed increased volatility, we believe the fiscal and monetary response to the crisis has been effective in supporting liquidity and stabilizing markets. To date, circumstances have not led to a change in the categorization of our fair value estimates within the fair value hierarchy.
For additional discussion of the fair values of investment securities, see Note 9 to the consolidated financial statements.

The following table shows the scheduled maturities, carrying values and current yields for investment securities available for sale as of March 31, 2020, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$76,154	1.71%	$—	—%	$—	—%	$—	—%	$76,154	1.71%
U.S. Government agency and sponsored enterprise residential MBS	245,599	1.43%	961,575	1.64%	795,467	1.59%	178,257	1.60%	2,180,898	1.62%
U.S. Government agency and sponsored enterprise commercial MBS	2,753	2.36%	43,245	2.55%	211,451	1.78%	119,043	2.43%	376,492	2.07%
Private label residential MBS and CMOs	339,172	3.49%	662,488	3.30%	137,380	3.04%	34,840	2.77%	1,173,880	3.31%
Private label commercial MBS	67,845	3.67%	1,192,461	2.53%	326,299	2.63%	18,209	2.78%	1,604,814	2.60%
Single family rental real estate-backed securities	6,132	3.11%	221,317	2.85%	301,344	2.58%	—	—%	528,793	2.69%
Collateralized loan obligations	17,103	2.72%	916,875	3.01%	160,815	3.60%	—	—%	1,094,793	3.10%
Non-mortgage asset-backed securities	37,330	3.05%	151,034	2.84%	64,917	2.59%	1,880	2.64%	255,161	2.80%
State and municipal obligations	11,584	2.45%	18,369	3.03%	195,302	3.99%	45,778	4.08%	271,033	3.87%
SBA securities	53,949	2.57%	131,222	2.52%	55,521	2.47%	19,696	2.38%	260,388	2.51%
	$857,621	2.65%	$4,298,586	2.59%	$2,248,496	2.38%	$417,703	2.29%	7,822,406	2.52%
Marketable equity securities with no scheduled maturity									42,195	7.34%
Total investment securities available for sale and marketable equity securities									$7,864,601	2.54%
Loans Held for Sale
Loans held for sale at March 31, 2020 included $18 million of the guaranteed portion of SBA loans held for sale in the secondary market. At December 31, 2019, loans held for sale included $28.6 million of the SBA loans held for sale and $9.3 million of other commercial loans transferred to held for sale. SBA loans are generally sold with servicing retained.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$5,634,823	24.4%	$5,661,119	24.5%
Multi-family	1,967,578	8.5%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,987,798	21.5%	5,030,904	21.7%
Construction and land	222,223	1.0%	243,925	1.1%
Owner occupied commercial real estate	2,026,510	8.7%	2,062,808	8.9%
Commercial and industrial	5,008,573	21.6%	4,655,349	20.1%
Pinnacle	1,187,607	5.0%	1,202,430	5.2%
Bridge - franchise finance	647,699	2.8%	627,482	2.6%
Bridge - equipment finance	649,154	2.8%	684,794	3.0%
Mortgage warehouse lending	852,313	3.7%	768,472	3.3%
Total loans	23,184,278	100.0%	23,154,988	100.0%
Allowance for credit losses	(250,579)		(108,671)
Loans, net	$22,933,699		$23,046,317
For the three months ended March 31, 2020, total loans grew by $29 million. Commercial and industrial loans grew by $353 million and mortgage warehouse outstandings increased by $84 million due to increased utilization. The majority of this growth was not attributable to draws under existing lines of credit. The decline in multi-family balances was driven primarily by continued runoff of the New York portfolio. Residential activity for the three months ended March 31, 2020 included purchases of approximately $286 million in GNMA early buyout loans, offset by approximately $202 million in re-poolings and paydowns. The residential portfolio, excluding GNMA early buyout loans, experienced a net decline of approximately $111 million driven by higher prepayment speeds in the current rate environment.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
1-4 single family residential	$4,843,908	$4,953,936
Government insured residential	782,060	698,644
Other consumer loans	8,855	8,539
	$5,634,823	$5,661,119
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At March 31, 2020, $79 million or 1.6% of residential mortgage loans were interest-only loans, substantially all of which begin amortizing 10 years after origination. At March 31, 2020, $483 million or 10% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $760 million at March 31, 2020. The Company is not the servicer of these loans.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	March 31, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
California	$1,249,564	25.8%	$1,280,243	25.8%
New York	1,062,712	21.9%	1,057,926	21.4%
Florida	577,494	11.9%	597,359	12.1%
Virginia	187,006	3.9%	189,869	3.8%
New Jersey	183,749	3.8%	189,018	3.8%
Others	1,583,383	32.7%	1,639,521	33.1%
	$4,843,908	100.0%	$4,953,936	100.0%
Commercial loans and leases
Commercial loans include commercial and industrial loans and leases, loans secured by owner-occupied commercial real-estate, multi-family properties and other income-producing non-owner occupied commercial real estate, a limited amount of construction and land loans, SBA loans, mortgage warehouse lines of credit, municipal loans and leases originated by Pinnacle and franchise and equipment finance loans and leases originated by Bridge.

The following charts present the distribution of the commercial loan portfolio at the dates indicated (dollars in millions):

March 31, 2020

$255
1%
$852
4%
$1,188
5%
$649
3%
$648
3%
$5,635
24%
$4,941
21%
$1,968
9%
$207
1%
$1,918
8%
$4,923
21%

December 31, 2019

$264
1%
$768
3%
$1,202
5%
$627
3%
$685
3%
$5,661
25%
$4,588
20%
$2,218
10%
$228
1%
$1,948
8%
$4,966
21%
Residential
Multi-Family
Const and Land (1)
Non-OOCRE (1)
OOCRE (1)
C&I (1) (2)
BFG- Equip
BFG- Franchise
Pinnacle
SBF
MWL

(1) Excludes amounts from SBF.
(2) Excludes amounts from Mortgage Warehouse Lending.

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

The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at March 31, 2020 (dollars in thousands).

	Amortized Cost	Percent of Total	Weighted Average DSCR	Weighted Average LTV
Office	$2,074,413	28.8%	$1.90	58.98%
Multifamily	2,072,664	28.9%	1.65	56.38%
Retail	1,446,599	20.2%	1.76	57.47%
Warehouse/Industrial	787,842	11.0%	1.92	58.14%
Hotel	619,482	8.6%	1.90	56.98%
Other	176,599	2.5%	1.62	48.57%
	$7,177,599	100.0%	$1.79	57.43%
DSCRs and LTVs in the table above are based on the most recent information available, which may not be fully reflective of the ultimate impact of the COVID-19 pandemic on borrowers' financial condition or property values.
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented only 1% of the total loan portfolio at March 31, 2020. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. 79% of the commercial real estate portfolio had LTVs less than 65% at March 31, 2020.
The New York legislature has enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The following table presents the amount of loans secured by New York multi-family properties in which some or all units are rent regulated at March 31, 2020 (in thousands):

Loans secured by stabilized properties subject to rent regulation	$1,036,885
Loans secured by non-stabilized properties subject to rent regulation	34,751
$1,071,636
We believe loans secured by non-stabilized properties may present a heightened level of risk as these loans were underwritten to expected cash flows upon stabilization; those expected cash flows may be impacted by the recent rent regulation reform measures.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at March 31, 2020 (in thousands):

DSCR
Less than 1.11	$100,281
1.11 - 1.24	318,519
1.25 - 1.50	296,531
1.51 or greater	321,554
$1,036,885

LTV
Less than 50%	$296,187
50% - 65%	577,752
66% - 75%	150,722
More than 75%	12,224
$1,036,885
The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the rent regulation reforms. Loans with DSCR less than 1.11 may be those with temporary vacancies or those for which expenses, particularly real estate taxes, have increased more rapidly than rents. All of the loans included in the tables above are current and performing.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, mortgage warehouse lines, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.8 billion at March 31, 2020, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.
The following table present the exposure in the commercial and industrial portfolio, including $2.0 billion of owner-occupied commercial real estate loans, by industry at March 31, 2020 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,262,984	18.0%
Wholesale Trade	805,281	11.4%
Educational Services	632,826	9.0%
Transportation and Warehousing	474,716	6.7%
Health Care and Social Assistance	472,590	6.7%
Manufacturing	376,761	5.4%
Administrative and Support and Waste Management	350,105	5.0%
Retail Trade	346,915	4.9%
Real Estate and Rental and Leasing	326,027	4.6%
Information	296,972	4.2%
Professional, Scientific, and Technical Services	282,398	4.0%
Construction	277,027	3.9%
Accommodation and Food Services	240,734	3.4%
Other Services (except Public Administration)	230,966	3.3%
Arts, Entertainment, and Recreation	211,786	3.0%
Public Administration	209,215	3.0%
Utilities	161,178	2.3%
Other	76,602	1.2%
	$7,035,083	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 62% and 31% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank also engages in mortgage warehouse lending on a national basis.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. Excluding loans originated through our national platforms, 47% and 44% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 54% and 28% of commercial and industrial and owner-occupied real estate loans were to borrowers in Florida and the Tri-state area, respectively.
The following table presents the five states with the largest concentration of commercial loans and leases originated through our national platforms, including Bridge, Pinnacle, SBF and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	March 31, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
California	$542,068	15.1%	$585,222	16.5%
Florida	459,960	12.8%	465,146	13.1%
New Jersey	259,213	7.2%	178,514	5.0%
Maryland	160,738	4.5%	152,663	4.3%
Virginia	154,336	4.3%	142,856	4.0%
All others	2,015,684	56.1%	2,021,994	57.1%
	$3,591,999	100.0%	$3,546,395	100.0%
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $685 million at March 31, 2020, including off-lease equipment, net of accumulated depreciation totaling $76 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,317 railcars with a carrying value of $415 million at March 31, 2020, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end users. The largest concentrations of rail cars were 2,414 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
The chart below presents operating lease equipment by type at the dates indicated:

At March 31, 2020, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year current leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2020	$80,348
2021	61,399
2022	72,047
2023	41,703
2024	31,333
Thereafter through 2034	322,135
$608,965
Asset Quality
Commercial Loans
We have a robust credit risk management framework, an experienced team to lead the workout and recovery process for the commercial and commercial real estate portfolios and a dedicated internal credit review function. In response to the COVID-19 pandemic, we have further enhanced our workout and recovery staffing and processes. Loan performance is monitored by our credit administration and workout and recovery departments. Generally, commercial relationships with balances in excess of defined thresholds are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. The defined thresholds range from $1 million to $3 million. Homogenous groups of smaller balance commercial loans may be monitored collectively. The credit quality and risk rating of commercial loans as well as our underwriting and portfolio management practices are regularly reviewed by our internal credit review department. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. Loans exhibiting potential credit weaknesses that deserve management’s close attention and, that if left uncorrected, may result in deterioration of the repayment capacity of the borrower are categorized as special mention. These borrowers may exhibit negative financial trends or erratic financial performance, strained liquidity, marginal collateral coverage, declining industry trends or weak management. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful.
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the periods indicated (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$16,841,243	96.0%	$17,054,702	97.5%
Special mention	288,148	1.6%	72,881	0.4%
Substandard accruing	238,786	1.4%	180,380	1.0%
Substandard non-accruing	181,278	1.0%	185,906	1.1%
	$17,549,455	100.0%	$17,493,869	100.0%

The charts below present trends in criticized and classified loans from December 31, 2019 to March 31, 2020 (in millions):

Commercial Real Estate

Special Mention
Substandard Accruing
Substandard Non-accruing
Doubtful
$108.3
$106.8
Dec 31, 2019
Mar 31, 2020

Commercial & Industrial

$170.0
$226.2
Dec 31, 2019
Mar 31, 2020

Franchise Finance

$65.4
$272.2
Dec 31, 2019
Mar 31, 2020

Equipment Finance

$20.9
$12.4
Dec 31, 2019
Mar 31, 2020

SBF(1)

$74.5
$90.7
Dec 31, 2019
Mar 31, 2020

Criticized and classified loans increased by $269 million, to 3.1% of total loans at March 31, 2020 from 1.9% of total loans at December 31, 2019. The increase was in the special mention and substandard accruing categories. As reflected in the charts above, the majority of the increase was in the franchise finance portfolio. Approximately 90% of the downgrades in franchise finance during the quarter were directly related to the COVID-19 pandemic. Given the emerging nature of and uncertainty surrounding the COVID-19 crisis, we will likely see further impacts on the risk rating distribution of the loan portfolio in the future.
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

The following table summarizes the Company's substandard accruing loans, substantially all of which were current as to principal and interest, at the dates indicated (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Percent of Loan Segment	Amortized Cost	Percent of Loan Segment
Multi-family	$35,691	1.8%	$26,797	1.2%
Non-owner occupied commercial real estate	46,346	0.9%	52,697	1.0%
Construction and land	888	0.4%	—	—%
Owner occupied commercial real estate	24,520	1.2%	16,241	0.8%
Commercial and industrial	77,810	1.6%	43,518	0.9%
Bridge - franchise finance	53,531	8.3%	41,127	6.6%
	$238,786		$180,380
Management closely monitors each of these loans as well as indicators of potential negative trends developing within any particular portfolio segment. The following table presents loan portfolio sub-segments that, in light of evolving conditions related to the COVID-19 pandemic, have been identified for enhanced monitoring as of March 31, 2020 (dollars in thousands):

	March 31, 2020
	Amortized Cost	Percent of Total Loans	Amount Criticized or Classified	Amount Non-Performing
Retail - CRE	$1,446,599	6.2%	$35,535	$11,202
Retail - C&I	346,915	1.5%	6,644	4,499
BFG - franchise finance	647,699	2.8%	272,214	37,635
Hotel	619,482	2.7%	37,831	22,334
Airlines	84,649	0.4%	—	—
Cruise line	71,374	0.3%	—	—
Energy	46,348	0.2%	—	—
	$3,263,066	14.1%	$352,224	$75,670
It is likely that the amounts of criticized or classified loans and amounts of non-performing loans presented above do not reflect the full impact of the COVID-19 pandemic.
Retail Exposure in the CRE Portfolio
The predominant collateral type supporting this segment is both anchored and un-anchored retail centers, including some mixed-use properties with a significant retail component. We estimate that approximately 60% of this sub-segment is supported by what we consider to be essential or moderately essential businesses in the context of the pandemic. We have no significant large shopping mall or "big box" exposure. The weighted average LTV for this sub-segment is 57.5% and 84% has LTVs less than 65%, based on the most recently available information.
Retail Exposure in the C&I Portfolio
This is a well-diversified sub-segment by industry. The largest exposure is to gas stations, generally with convenience stores, representing $97 million, or 28% of the sub-segment. 63% of loans in this sub-segment are collateralized by owner-occupied real estate.

BFG - Franchise Finance
The following table presents the franchise portfolio by concept at March 31, 2020:

	Amortized Cost	Percentage of BFG Franchise Finance
Restaurant concepts:
Burger King	$67,087	10.3%
Dunkin Donuts	39,366	6.1%
Sonic	27,907	4.3%
Domino's	26,239	4.1%
Jimmy Johns	23,436	3.6%
Other	217,083	33.5%
	401,118	61.9%
Non-restaurant concepts:
Planet Fitness	107,301	16.6%
Orange Theory Fitness	86,664	13.4%
Other	52,616	8.1%
	246,581	38.1%
	$647,699	100.0%
The quick service restaurant sector broadly has been experiencing margin pressure due to rising labor costs and technological disruption in the form of app-based food delivery services. Concepts that have adopted digital ordering, delivery, take-out and drive through models may be better positioned in light of COVID-19 related social distancing measures. Fitness concepts, which have been the better performing group in this portfolio sub-segment may now be under increased stress due to social distancing measures arising from the pandemic.
Hotel
The following chart presents hotel exposure at March 31, 2020:

Exposure by Flag

Sheraton
$39
6%
Other
$89
14%
Marriott
$171
28%
IHG
$57
9%
Hilton
$86
14%
Independent
$177
29%

This sub-segment is experiencing significant disruption in revenue due to social distancing measures arising from the pandemic. The weighted average LTV for this sub-segment is 57% and 78% has LTVs less than 65%, based on the most recent information available. The majority of our hotel exposure is in Florida at 77%, followed by 13% in New York. This sub-segment includes $61 million in SBA loans, of which $16 million is guaranteed.

Airlines
There are three lending relationships in this sub-segment. It is our understanding that these borrowers are expecting to directly benefit from government relief programs enacted in response to the COVID-19 pandemic.
Energy
Recent declines in oil prices have elevated this sub-segment to a level of enhanced monitoring. The Company's energy exposure in the loan portfolio is not material; approximately 84% of these loans are secured by marine transport equipment.
Bridge also had exposure to the energy industry in the operating lease equipment portfolio totaling $291 million at March 31, 2020, consisting of $232 million in railcars, $39 million in helicopters and $19 million in vessels.
If current conditions persist, further deterioration could occur in this sector.
Operating Lease Equipment, net
Two operating lease relationships with a carrying value of assets under lease totaling $30 million, all of which were exposures to the energy industry, were internally risk rated substandard at March 31, 2020. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. At March 31, 2020, there were 13 operating leases for which a triggering event was met. Based on a recoverability analysis performed, the Company recognized an impairment charge of $0.7 million during three months ended March 31, 2020 related to one operating lease relationship; this was not an energy exposure.
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
Residential and Other Consumer Loans
Our residential mortgage portfolio, excluding GNMA buyout loans, consists primarily of loans purchased through established correspondent channels. Most of our purchases are of performing jumbo mortgage loans which have FICO scores above 700, primarily are owner-occupied and full documentation, and have a current LTV of 80% or less although loans with

LTVs higher than 80% may be extended to selected credit-worthy borrowers. We perform due diligence on the purchased loans for credit, compliance, counterparty, payment history and property valuation.
We have a dedicated residential credit risk management function, and the residential portfolio is monitored by our internal credit review function. Residential mortgage loans and consumer loans are not individually risk rated. Delinquency status is the primary measure we use to monitor the credit quality of these loans. We also consider original LTV and most recently available FICO score to be significant indicators of credit quality for the 1-4 single family residential portfolio, excluding government insured residential loans.
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at March 31, 2020:
In the charts above, FICOs are generally updated at least annually and LTVs are typically based on valuation at origination.
At March 31, 2020, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 82.4% primary residence, 7.6% second homes and 10.0% investment properties.
1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $59.8 million and $66.3 million at March 31, 2020 and December 31, 2019, respectively. The amount of these loans 90 days or more past due was $11.6 million and $11.1 million at March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020, $2 million of other consumer loans was past due more than 30 days and all were current at December 31, 2019.
Note 4 to the consolidated financial statements presents additional information about key credit quality indicators and delinquency status of the loan portfolio.
Non-Performing Assets
Non-performing assets generally consist of (i) non-accrual loans, including loans that have been modified in TDRs and placed on non-accrual status, (ii) accruing loans that are more than 90 days contractually past due as to interest or principal, excluding government insured residential loans, and (iii) OREO and repossessed assets.
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2020	December 31, 2019
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$14,561	$18,877
Other consumer loans	2,395	17
Total residential and other consumer loans	16,956	18,894
Commercial:
Multi-family	6,011	6,138
Non-owner occupied commercial real estate	36,355	40,097
Construction and land	3,439	3,191
Owner occupied commercial real estate	26,147	27,141
Commercial and industrial	60,118	74,757
Bridge - franchise finance	37,635	13,631
Bridge - equipment finance	11,561	20,939
Total commercial loans	181,266	185,894
Total non-performing loans	198,222	204,788
OREO and repossessed assets	7,712	3,897
Total non-performing assets	$205,934	$208,685

Non-performing loans to total loans (1)	0.85%	0.88%
Non-performing assets to total assets (1)	0.61%	0.63%
ACL to total loans	1.08%	0.47%
ACL to non-performing loans	126.41%	53.07%
Provision for credit losses to average loans	0.53%	0.04%
Net charge-offs to average loans (2)	0.13%	0.05%

(1)
Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $49.1 million or 0.21% of total loans and 0.15% of total assets, at March 31, 2020; compared to $45.7 million or 0.20% of total loans and 0.14% of total assets, at December 31, 2019.

(2)	Annualized for March 31, 2020.

The following chart presents trends in non-performing loans by non-performing asset ratios:
The following chart presents trends in non-performing loans by portfolio sub-segment (in millions):

$205
$62
$14
$21
$65
$24
$19
$198
$64
$38
$12
$50
$17
$17
December 31, 2019
March 31, 2020
Residential
CRE
C&I
Equipment
Franchise
SBF

The ultimate impact of the recent and evolving COVID-19 pandemic may not be reflected in the level of non-performing assets reported above. The potential effect on non-performing asset levels may be delayed in the near-term due to government assistance and loan deferral programs recently put in place.
Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $623 million and $529 million at March 31, 2020 and December 31, 2019, respectively. The increase of ACL to total loans and ACL to non-performing loans ratios at March 31, 2020 from December 31, 2019 is attributable to the adoption of CECL effective January 1, 2020 and the impact on the provision for credit losses recorded during the first quarter of 2020 resulting from changes to our economic forecast as a result of COVID-19.
Commercial loans are placed on non-accrual status when (i) management has determined that full repayment of all contractual principal and interest is in doubt, or (ii) the loan is past due 90 days or more as to principal or interest unless the loan is well secured and in the process of collection. Residential and consumer loans, other than government insured pool buyout loans, are generally placed on non-accrual status when they are 90 days past due. When a loan is placed on non-accrual status, uncollected interest accrued is reversed and charged to interest income. Commercial loans are returned to accrual status only after all past due principal and interest has been collected and full repayment of remaining contractual principal and interest is reasonably assured. Residential loans are generally returned to accrual status when less than 90 days past due. Past due status of loans is determined based on the contractual next payment due date. Loans less than 30 days past due are reported as current.
TDRs
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
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs. See the section below entitled "Loss Mitigation Strategies - Impacts of the COVID-19 pandemic" for further discussion.
The following table summarizes loans that have been modified in TDRs at the dates indicated (dollars in thousands):

	March 31, 2020			December 31, 2019
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	281	$45,780	$37	361	$57,117	$12
Commercial	33	62,387	7,710	25	56,736	6,311
	314	$108,167	$7,747	386	$113,853	$6,323

(1)
Includes 265 government insured residential loans modified in TDRs totaling $41.9 million at March 31, 2020; and 346 government insured residential loans modified in TDRs totaling $53.4 million at December 31, 2019.

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
Impacts of the COVID-19 pandemic
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complies with the CARES Act under which we are providing temporary relief on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. For commercial borrowers, this relief typically allows for deferrals of principal and/or interest payments for 90 days, which may be extended, again on a case by case basis, for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. For residential borrowers, relief typically takes the form of 90 day payment deferrals, with deferred payments due at the end of the 90 day period. At the end of the 90 day deferral period, residential borrowers may either (i) make all payments due, (ii) be granted an additional deferral period or (iii) enter into a modification or repayment plan. We have also temporarily suspended new residential foreclosure actions.
Through April 20, 2020, we have granted temporary deferrals to borrowers as summarized in the table below (in millions):

	Requests Received			Approved
	Count	UPB	% of Portfolio	Count	UPB	% of Portfolio
CRE - Property Type:
Hotel	30	$505	90%	30	$505	90%
Retail	83	576	43%	57	372	28%
Office	15	251	13%	9	195	10%
Industrial	8	80	11%	7	66	9%
Multifamily	24	209	11%	20	171	9%
	160	1,621	24%	123	1,309	19%
C&I - Industry
Accommodation and Food Services	11	85	38%	7	36	16%
Arts, Entertainment, and Recreation	6	44	20%	5	40	18%
Retail Trade	4	51	15%	1	7	2%
Manufacturing	3	30	9%	2	27	7%
Other	25	138	<7%	14	74	<4%
	49	348	5%	29	184	3%
BFG - Equipment	11	67	10%	9	66	10%
BFG - Franchise	146	513	79%	144	482	74%
Smaller Balance Commercial Loans	408	320		197	112
Total Commercial	774	$2,869		502	$2,153
Residential (excl govt. guaranteed loans)				974	$499
The substantial majority of these deferrals were not implemented until after March 31, 2020.
Under recently issued inter-agency guidance and consistent with the CARES Act, these deferrals or modifications will generally not be categorized as TDRs. Loans subject to these temporary deferrals or modifications, if in compliance with the contractual terms of the deferral or modification agreements, will typically not be reported as past due or classified as non-accrual during the deferral period.
We have been active participants in the SBA's PPP, established by the CARES Act to help small and medium-sized businesses remain viable through the COVID-19 crisis. We began accepting intake forms on April 3, 2020, launching our digital portal on April 6, 2020. Through May 6, 2020, we had funded almost 3,500 loans totaling $841 million and helped protect nearly 100,000 jobs.
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. There is currently a high level of uncertainty around the impact the COVID-19 crisis will have on the economy broadly, and on our borrowers specifically. In light of this uncertainty, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in our economic forecast, changes in loan portfolio composition, and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
For the substantial majority of the loan portfolio, expected losses are estimated using econometric models that employ a factor based methodology to estimate PD and LGD. Projected PDs and LGDs are applied to estimated exposure at default to generate estimates of expected loss at the loan level. These loan level estimates are aggregated by portfolio segment and loan class to generate a collective estimate for groups of loans that share common risk characteristics. Qualitative adjustments may also be applied to incorporate factors that management does not believe have been adequately considered in the quantitative estimate. For loans that do not share similar risk characteristics with other loans such as collateral dependent loans and TDRs, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments.
See Note 1 to the consolidated financial statements for more detailed information about our ACL methodology and related accounting policies.
The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated (in thousands). For the three months ended March 31, 2020, the ACL was estimated using the CECL methodology. For the three months ended March 31,2019, prior to the adoption of ASU 2016-13, an incurred loss methodology was used.

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period:	$108,671	$109,931
Impact of adoption of ASU 2016-13	27,305	—
	135,976	109,931
Provision for (recovery of) loan losses:
1-4 single family residential	(6,777)	178
Home equity loans and lines of credit	10	(5)
Other consumer loans	119	(23)
Multi-family	8,842	(1,077)
Non-owner occupied commercial real estate	15,792	5,288
Construction and land	(8)	414
Owner occupied commercial real estate	19,358	(1,729)
Commercial and industrial	56,439	7,675
Pinnacle	174	(7)
Bridge - franchise finance	24,048	327
Bridge - equipment finance	3,868	(760)
Total Provision	121,865	10,281
Charge-offs:
1-4 single family residential	(31)	—
Non-owner occupied commercial real estate	(552)	(1,703)
Owner occupied commercial real estate	(65)	(42)
Commercial and industrial	(2,215)	(4,388)
Bridge - franchise finance	(167)	—
Bridge - equipment finance	(4,776)	—
Total Charge-offs	(7,806)	(6,133)
Recoveries:
Home equity loans and lines of credit	1	2
Other consumer loans	1	12
Multi-family	2	—
Non-owner occupied commercial real estate	41	—
Owner occupied commercial real estate	86	323
Commercial and industrial	413	287
Total Recoveries	544	624
Net Charge-offs:	(7,262)	(5,509)
Balance at end of period	$250,579	$114,703

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	March 31, 2020		January 1, 2020 (1)		December 31, 2019
	Total	%(2)	Total	%(2)	Total	%(2)
Residential and other consumer loans	12,576	24.4%	19,252	24.5%	11,154	24.5%
Commercial:
Multi-family	13,087	8.5%	4,244	9.6%	5,024	9.6%
Non-owner occupied commercial real estate	25,078	21.5%	9,798	21.7%	23,240	21.7%
Construction and land	2,610	1.0%	2,618	1.1%	764	1.1%
Owner occupied commercial real estate	50,685	8.7%	31,306	8.9%	8,066	8.9%
Commercial and industrial	106,964	25.3%	52,327	23.4%	43,485	23.4%
Pinnacle	585	5.0%	411	5.2%	720	5.2%
Bridge - franchise finance	32,910	2.8%	9,030	2.6%	9,163	2.6%
Bridge - equipment finance	6,084	2.8%	6,991	3.0%	7,055	3.0%
	238,003	75.6%	116,725	75.5%	97,517	75.5%
	$250,579	100.0%	$135,977	100.0%	$108,671	100.0%

(1)	Adoption date of ASU 2016-13.

(2)	Represents percentage of loans receivable in each category to total loans receivable.
The following chart depicts the changes in the ACL from December 31, 2019 to March 31, 2020 (in millions):

$108.7
Day 1 Adjustment
$27.3
Portfolio and Assumption Changes
$5.2
• New loans
• Exits/runoff
• Portfolio seasoning
• Risk rating migration
Changes in Specific Reserves
$16.1
• Majority related to franchise finance
• Exacerbated by COVID-19
Economic Forecast
$93.3
• Changes in the reasonable and supportable economic forecast
$250.6
ALLL 12/31/19
ACL 3/31/20
% of Total Loans
47 bps
1.08%

The increase in the ACL from January 1, 2020, the date of initial adoption of ASC 326, to March 31, 2020 was primarily due to changes in our reasonable and supportable forecast, in large part resulting from the emerging COVID-19 pandemic. The Company based its reasonable and supportable economic forecast used in estimating the ACL at March 31, 2020 on Moody's March Mid-Cycle Baseline forecast dated March 27, 2020. This forecast featured a peak-to-trough drop of approximately 20% in real GDP and a national unemployment rate approaching 9% in the second quarter of 2020, the VIX approaching 60 and year-over-year declines in the S&P 500 index reaching a low of near 30%. The forecast contemplated a recovery beginning in the second half of 2020 with unemployment remaining elevated into 2023. The econometric models we use to estimate expected credit losses ingest a wide array of national, regional and MSA level economic variables and data points. Some of the more impactful include unemployment rates, a market volatility index, a stock price index, real GDP, a variety of interest rates and spreads, HPI, and commercial real estate forecast data.
The ACL for residential and other consumer loans decreased from January 1, 2020 to March 31,2020. This decline was primarily attributable to the introduction of a qualitative loss factor related to model imprecision. The ACL for residential and other consumer loans included $1.7 million related to PCD loans at March 31, 2020.
Increases in the ACL for the majority of our commercial loan portfolio classes was primarily attributable to changes in the Company's reasonable and supportable economic forecast. The increase also reflected an increase in specific reserves of approximately $16 million summarized as follows:

•	An increase of $4.3 million in commercial and industrial loans, primarily related to one previously identified $35 million Florida loan.

•	An increase of $15.2 million in the Bridge franchise finance portfolio, related to quick service restaurant concepts.

•	A decrease of $3.1 million in the Bridge equipment finance portfolio.
Changes in the ACL from December 31, 2019 to January 1, 2020 represented the adoption of ASU 2016-13. In general, the change in methodology resulted in increased reserves due to the transition to a lifetime expected loss model from an incurred loss model. However, as noted in the table above, there are certain CRE portfolios where the reserve decreased. This was mainly driven by the use of quantitative models to estimate the ACL at the loan level, specific to the Company's portfolio, under CECL, instead of the peer group historical losses rates utilized under the prior incurred loss model. Certain qualitative factors were also removed, as their impact was captured in the quantitative estimate under CECL.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$4,368,553	—%	$3,605,131	—%
Interest bearing	2,173,628	1.29%	1,702,479	1.34%
Money market	10,233,123	1.48%	11,221,366	1.90%
Savings	179,079	0.19%	232,614	0.28%
Time	7,510,070	2.04%	6,907,011	2.29%
	$24,464,453	1.36%	$23,668,601	1.67%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of March 31, 2020 (in thousands):

Three months or less	$1,080,408
Over three through six months	729,787
Over six through twelve months	1,542,955
Over twelve months	275,485
$3,628,635

FHLB Advances, Notes and Other Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by FHLB stock, qualifying residential first mortgage and commercial real estate loans, and MBS.
The contractual balance of FHLB advances outstanding at March 31, 2020 is scheduled to mature as follows (in thousands):

Maturing in:
2020—One month or less	$1,665,000
2020—Over one month	3,126,000
2021	250,000
Thereafter	100,000
Total contractual balance outstanding	5,141,000
Cumulative fair value hedging adjustments	3,409
Carrying value	$5,144,409
The table above reflects contractual maturities of outstanding advances, and does not incorporate the impact that interest rate swaps designated as hedges have on the duration of borrowings. See Note 6 to the consolidated financial statements for more information about derivative instruments.
Outstanding senior notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Senior notes	$395,270	$395,090
Finance leases	33,309	34,248
	$428,579	$429,338
Senior notes have a face amount of $400 million, a fixed coupon rate of 4.875% and mature on November 17, 2025.
Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At March 31, 2020 and December 31, 2019, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.

The following table provides information regarding regulatory capital for the Company and the Bank as of March 31, 2020 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,813,226	8.53%	N/A (1)	N/A (1)	$1,319,509	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,813,226	11.76%	$1,554,389	6.50%	$1,076,115	4.50%	$1,673,957	7.00%
Tier 1 risk-based capital	$2,813,226	11.76%	$1,913,094	8.00%	$1,434,820	6.00%	$2,032,662	8.50%
Total risk based capital	$3,013,254	12.60%	$2,391,367	10.00%	$1,913,094	8.00%	$2,510,935	10.50%
BankUnited:
Tier 1 leverage	$3,064,047	9.31%	$1,645,075	5.00%	$1,316,060	4.00%	N/A	N/A
CET1 risk-based capital	$3,064,047	12.86%	$1,548,966	6.50%	$1,072,361	4.50%	$1,668,117	7.00%
Tier 1 risk-based capital	$3,064,047	12.86%	$1,906,420	8.00%	$1,429,815	6.00%	$2,025,571	8.50%
Total risk based capital	$3,264,075	13.70%	$2,383,025	10.00%	$1,906,420	8.00%	$2,502,176	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
As disclosed in the Company's Form 10-K for the year ended December 31, 2019, the Company had elected to phase-in the initial impact of adopting CECL for regulatory capital purposes, allowing CECL's regulatory capital effects to be phased in at 25 percent per year, beginning in the first year of adoption. As part of its response to the impact of COVID-19, our banking regulators issued an inter-agency interim final rule providing the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The Company has elected to adopt the provisions of this interim final rule.
Total stockholders' equity decreased by approximately $465 million at March 31, 2020 compared to December 31, 2019. The most significant reason for this decrease was a decline of $292 million in accumulated other comprehensive income for the three months ended March 31, 2020, attributed to an increase in unrealized losses on AFS securities and derivative instruments. See the section of this Management's Discussion and Analysis entitled "Analysis of Financial Condition; Investment Securities" and Note 3 to the consolidated financial statements for further discussion of unrealized losses on AFS securities. Management expects to recover the entire amortized cost basis of its AFS securities. Unrealized losses on derivative instruments designated as hedging instruments were attributable to reductions in benchmark interest rates. Other factors contributing to the decrease in total stockholders equity were the repurchase of common shares, the initial adoption of ASU 2016-13 which impacted retained earnings by $24 million, dividends in the amount of $22 million, and the $31 million net loss for the quarter.
We believe we are well positioned, from a capital perspective, to withstand a severe downturn in the economy. In light of the COVID-19 crisis, uncertainty around its ultimate impact on the economy and, by extension, on our financial condition and results of operations, we have enhanced our stress testing framework. We have increased both the frequency of stress testing and the spectrum of scenarios utilized. One exercise we completed was to stress our March 31, 2020 loan portfolio using both the 2018 DFAST severely adverse scenario and the 2020 DFAST severely adverse scenario. The results of each of these stress tests projected regulatory capital ratios in excess of all well capitalized thresholds.
During the three months ended March 31, 2020, the Company repurchased approximately 3.3 million shares of its common stock for an aggregate purchase price of $101 million, at a weighted average price of $30.36 per share. The Company has temporarily suspended its share repurchase program.
We have an active shelf registration statement on file with the SEC that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions. We believe, based on recent market issuances by other regional banks and our evaluation of current markets, the Company would be able to successfully access the capital markets in the current environment.

Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances.
The onset of the COVID-19 pandemic led to dislocation and volatility in funding and capital markets and evoked widespread concerns about the ongoing functioning of those markets, the availability of liquidity and the economy generally. In response, the Federal Reserve reduced its benchmark interest rate to a target level of 0 - 0.25%, actively adjusted the size of its overnight and term repurchase agreement operations, reduced reserve requirements and the cost of discount window borrowings, encouraged banks to utilize the discount window and committed to purchasing large amounts of U.S. Treasury securities and MBS. The U.S. government has announced an unprecedented variety of additional stimulus and measures to support markets, the flow of credit, and systemic liquidity. These include the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Municipal Liquidity Facility, the Main Street New Loan Facility, the Main Street Expanded Loan Facility, Paycheck Protection Program loans, the Paycheck Protection Program Lending Facility (PPPLF), the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Money Market Mutual Fund Liquidity Facility. These actions appear to have been effective in stabilizing market liquidity.
In response to the onset of COVID-19 and potential concerns that might arise about the stability of liquidity, we took a number of precautionary measures to ensure adequacy of liquidity. We activated our liquidity contingency funding plan, which called for the implementation of a number of measures to increase the frequency and extent of monitoring and reporting of intraday liquidity, deposit flows and other liquidity trends as well as testing of all of our contingent liquidity sources. We took steps to optimize available same day liquidity. We increased the level of cash held on balance sheet, to be prepared to meet potential increased demand for deposit withdrawals and line usage, which to date have not materialized. We optimized same day available liquidity by pledging additional securities and loans to the FHLB and the discount window to support those sources of contingent liquidity.
At March 31, 2020, same day available liquidity totaled approximately $8.5 billion, including cash, borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window and Federal Funds lines of credit, as depicted in the following chart:

$8.5BN
$8.5BN
Cash, $0.5
FRB Discount Window $3.3
FHLB Atlanta $4.5
Other, $0.2
Cash, $0.7
FRB Discount Window $3.3
FHLB Atlanta $4.3
Other, $0.2
March 31, 2020
April 21, 2020

Additional sources of liquidity include cash flows from operations, wholesale deposits, and cash flow from the Bank's amortizing securities and loan portfolios. In the near-term, cash flows from the loan portfolio may be reduced as a result of temporary payment deferrals granted to borrowers. We do not expect this to materially impact our liquidity position. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans. We currently expect the majority of loan production, at least for the remainder of the second quarter, to be related to loans originated under the PPP and potentially the Main Street Lending Facility. Since the onset of the COVID-19 pandemic, we have not experienced unusual deposit outflows or volatility. Credit line usage, which we have monitored daily since the onset of COVID-19, has deviated very little from our trailing three year average. PPP loans will be a near-term demand on liquidity; it is currently our intention to match fund these loans using the PPPLF, which we have successfully accessed. Our available liquidity may also be reduced as the FHLB and Federal Reserve Bank reprice our collateral in the normal course of business based on March 31, 2020 valuations. Based on our initial analysis, we do not expect the impact to be material to our overall liquidity position.
For the three months ended March 31, 2020 and 2019 net cash provided by operating activities was $63.5 million and $88.5 million, respectively. When compared with the three months ended March 31, 2019, operating cash flows were negatively impacted by approximately $65 million as a result of the daily settlement of derivative positions. These settlements, which are reported in cash flows from operating activities, are directly affected by changes in market interest rates.
The ALCO policy has established several measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. In light of the COVID-19 situation, most of these measures, in addition to same day available liquidity and information about deposit flows, are currently being monitored and reported to executive management daily and to the Board of Directors weekly. The ALCO policy establishes limits for the ratio of available liquidity to volatile liabilities, the ratio of wholesale funding to total assets, the ratio of brokered deposits to total deposits and a government backed securities holding ratio, measured as the ratio of U.S. Government backed securities to total securities. At March 31, 2020 BankUnited was in compliance with all of these ALCO policy limits.
An additional primary measure of liquidity monitored by management is the 30-day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. ALCO policy thresholds stipulate that BankUnited’s liquidity is considered acceptable if the 30-day total liquidity ratio exceeds 100%. At March 31, 2020, BankUnited’s 30-day total liquidity ratio was 141%. Management also monitors a one-year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At March 31, 2020, BankUnited’s one-year liquidity ratio was 145%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of FHLB advances to total funding, concentrations of large deposits, a measure of on balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. The Company also has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the Bank, access to capital markets and, to a lesser extent, its own securities portfolio. There are regulatory limitations that may affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing near-term cash obligations.
We expect that our liquidity requirements will continue to be satisfied over the next 12 months through the sources of funds described above.
Interest Rate Risk
A principal component of the Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is interest rate risk, including the risk that assets and liabilities with similar re-pricing characteristics may not reprice at the same time or to the same degree. A primary objective of the Company’s asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The thresholds established by the ALCO are approved at least annually by the Board of Directors or its Risk Committee.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Simulations are generated based on both static and dynamic balance sheet assumptions. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment and economic climate. Currently, our model projects instantaneous rate shocks of down 100, plus 100, plus 200, plus 300 and plus 400 basis point shifts as well as a variety of yield curve slope scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At March 31, 2020, the most likely rate scenario assumes that all indices are floored at 0%. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at March 31, 2020 and December 31, 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at March 31, 2020 - increase (decrease):
In year 1	(2.4)%	0.2%	(0.8)%	(2.5)%	(4.7)%
In year 2	(3.8)%	2.7%	3.7%	3.5%	2.9%
Model Results at December 31, 2019 - increase (decrease):
In year 1	(1.1)%	1.0%	0.1%	(2.1)%	(5.1)%
In year 2	(4.8)%	4.6%	7.2%	8.7%	9.4%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates greater than 100 basis points at March 31, 2020 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at March 31, 2020 and December 31, 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at March 31, 2020 - increase (decrease):	(5.6)%	(0.5)%	(4.0)%	(8.2)%	(12.6)%
Model Results at December 31, 2019 - increase (decrease):	(1.5)%	(0.7)%	(3.1)%	(6.2)%	(9.7)%
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
Derivative Financial Instruments
Interest rate swaps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At March 31, 2020, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $3.1 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $250 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $6.7 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.0 billion at March 31, 2020. The aggregate fair value of these interest rate swaps and caps included in other assets was $135.7 million and the aggregate fair value included in other liabilities was $42.3 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
See Note 6 to the consolidated financial statements for additional information about derivative financial instruments.
Off-Balance Sheet Arrangements
For more information on contractual obligations and commitments, see Note 10 to the consolidated financial statements, the Borrowings section of this MD&A and Off-Balance Sheet Arrangements in the MD&A of the Company's 2019 Annual report on Form 10-K.
Non-GAAP Financial Measures
Pre-tax, pre-provision income is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses, particularly in view of the adoption of the CECL accounting methodology in the current quarter, which may impact comparability of operating results to prior periods. This measure also provides a meaningful basis for comparison to other financial institutions. The following table reconciles the non-GAAP financial measurement of pre-tax, pre-provision income to the comparable GAAP financial measurement of income (loss) before income taxes for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) before income taxes (GAAP)	$(40,422)	$90,185
Plus: Provision for credit losses	125,428	10,281
Pre-tax, pre-provision income (non-GAAP)	$85,006	$100,466
Recurring operating expenses is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in comparing current period results to prior periods and in interpreting trends in operational costs, particularly in light of our BankUnited 2.0 initiative. The following table reconciles the non-GAAP financial measurement of recurring operating expenses to the comparable GAAP financial measurement of total non-interest expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Total non-interest expense (GAAP)	$118,868	$126,690
Less:
Depreciation of operating lease equipment	(12,603)	(11,812)
Costs incurred directly related to implementation of BankUnited 2.0	(79)	(5,892)
Recurring operating expenses (non-GAAP)	$106,186	$108,986
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
Effective January 1, 2020, the Company adopted ASU 2016-13. The Company designed new controls and modified existing controls as part of its adoption. These additional internal controls over financial reporting included controls over model governance, assumptions, the determination of a reasonable and supportable economic forecast, and expanded controls over loan level data.
During the quarter ended March 31, 2020, there were no changes in the Company's internal control over financial reporting, other than those discussed above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment and have not identified any instances in which controls have failed to operate effectively. We are continually monitoring and assessing the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
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
Item 1A.   Risk Factors
The COVID-19 pandemic has caused substantial disruption to the global economy which has adversely affected, and is expected to continue to adversely affect, the Company’s business and results of operations. The future impacts of the COVID-19 pandemic on the global economy and the Company’s business, results of operations and financial condition remains uncertain.
In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) as a global pandemic. The pandemic has resulted in governmental authorities implementing numerous measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities, including in major markets in which the Company and its clients are located or do business. The COVID-19 pandemic, and governmental responses to the pandemic, have severely negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels.
This macroeconomic environment has had, and could continue to have, an adverse effect on the Company’s business and operations. Should current economic impacts persist or continue to deteriorate, this macroeconomic environment could have a continued adverse effect on our business and operations, including, but not limited to, decreased demand for the Company’s products and services, protracted periods of lower interest rates, loss of income resulting from forbearances, deferrals and fee waivers provided by the Company to its consumer and commercial borrowers, increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs and possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions. The business operations of the Company may also be disrupted if significant portions of its workforce or those of vendors or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, restrictions in connection with the pandemic, and technology limitations and/or disruptions. The Company also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions taken by governmental authorities in response to those conditions.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, financial market conditions, economic conditions, credit risk, interest rate risk, risk of security breaches and technology changes.
There have been no material changes in the other risk factors disclosed by the Company in its 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
January 1 - January 31, 2020	418,852	$34.07	418,852	$131,697,572
February 1 - February 29, 2020	1,312,616	32.47	1,312,616	$89,070,779
March 1 - March 31, 2020	1,594,109	27.65	1,594,109	$44,997,312
Total	3,325,577	$30.36	3,325,577

(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced program.

(2)
On September 12, 2019, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. No time limit was set for the completion of the share repurchase program. The authorization does not require the Company to acquire any specified number of common shares and may be commenced, suspended or discontinued without prior notice. Under this authorization, $44,997,312 remained available for purchase at March 31, 2020. On March 13, 2020, we announced the temporary suspension of the share repurchase program in light of the challenges presented by COVID-19 and surrounding events.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May 2020.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer