Form 10-Q
period 2020-06-30
BankUnited, Inc.
filed 2020-08-10
CIK 1504008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of outstanding shares of the registrant common stock, $0.01 par value, as of August 5, 2020 was 92,401,950.

BANKUNITED, INC.
Form 10-Q
For the Quarter Ended June 30, 2020

i

GLOSSARY OF DEFINED TERMS

The following acronyms and terms may be used throughout this Form 10-Q, including the consolidated financial statements and related notes.

ACI	Loans acquired with evidence of deterioration in credit quality since origination (Acquired Credit Impaired)
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive income
APY	Annual Percentage Yield
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BKU	BankUnited, Inc.
BankUnited	BankUnited, National Association
The Bank	BankUnited, National Association
Bridge	Bridge Funding Group, Inc.
Buyout loans	FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CET1	Common Equity Tier 1 capital
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CMOs	Collateralized mortgage obligations
COVID-19	Coronavirus disease of 2019
CPR	Constant prepayment rate
CUSIP	Committee on Uniform Securities Identification Procedures
DIF	Deposit insurance fund
DSCR	Debt Service Coverage Ratio
EPS	Earnings per common share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHA loan	Loan guaranteed by the Federal Housing Administration
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation (credit score)
FRB	Federal Reserve Bank
GAAP	U.S. generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HTM	Held to maturity

ii

IPO	Initial public offering
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
LGD	Loss Given Default
LIBOR	London InterBank Offered Rate
LIHTC	Low Income Housing Tax Credits
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSA	Metropolitan Statistical Area
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
Pinnacle	Pinnacle Public Finance, Inc.
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration’s Paycheck Protection Program
PPPLF	FRB Paycheck Protection Program Liquidity Facility
Proxy Statement	Definitive proxy statement for the Company's 2019 annual meeting of stockholders
PSU	Performance Share Unit
QRMs	Qualified residential mortgages
REIT	Real Estate Investment Trust
ROU Asset	Right-of-use Asset
RSU	Restricted Share Unit
SBA	U.S. Small Business Administration
SBF	Small Business Finance Unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled-debt restructuring
Tri-State	New York, New Jersey and Connecticut
UPB	Unpaid principal balance
USDA	U.S. Department of Agriculture
VA loan	Loan guaranteed by the U.S. Department of Veterans Affairs
WARM	Weighted-average remaining maturity

iii

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data
BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks:
Non-interest bearing	$10,599	$7,704
Interest bearing	391,632	206,969
Cash and cash equivalents	402,231	214,673
Investment securities (including securities recorded at fair value of $8,683,628 and $7,759,237)	8,693,628	7,769,237
Non-marketable equity securities	233,051	253,664
Loans held for sale	2,623	37,926
Loans	23,834,889	23,154,988
Allowance for credit losses	(266,123)	(108,671)
Loans, net	23,568,766	23,046,317
Bank owned life insurance	292,012	282,151
Operating lease equipment, net	689,965	698,153
Goodwill and other intangible assets	77,652	77,674
Other assets	785,971	491,498
Total assets	$34,745,899	$32,871,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Non-interest bearing	$5,883,362	$4,294,824
Interest bearing	2,865,944	2,130,976
Savings and money market	10,590,315	10,621,544
Time	6,730,803	7,347,247
Total deposits	26,070,424	24,394,591
Federal funds purchased	100,000	100,000
FHLB and PPPLF borrowings	4,650,599	4,480,501
Notes and other borrowings	722,332	429,338
Other liabilities	447,491	486,084
Total liabilities	31,990,846	29,890,514

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 400,000,000 shares authorized; 92,420,278 and 95,128,231 shares issued and outstanding	924	951
Paid-in capital	991,509	1,083,920
Retained earnings	1,905,639	1,927,735
Accumulated other comprehensive loss	(143,019)	(31,827)
Total stockholders' equity	2,755,053	2,980,779
Total liabilities and stockholders' equity	$34,745,899	$32,871,293

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans	$213,938	$249,364	$448,297	$489,996
Investment securities	50,932	72,796	106,992	149,141
Other	2,908	5,069	6,628	9,921
Total interest income	267,778	327,229	561,917	649,058
Interest expense:
Deposits	50,187	99,987	133,009	197,408
Borrowings	27,254	36,359	57,995	69,866
Total interest expense	77,441	136,346	191,004	267,274
Net interest income before provision for credit losses	190,337	190,883	370,913	381,784
Provision for (recovery of) credit losses	25,414	(2,747)	150,842	7,534
Net interest income after provision for credit losses	164,923	193,630	220,071	374,250
Non-interest income:
Deposit service charges and fees	3,701	4,290	7,887	8,120
Gain on sale of loans, net	4,326	2,121	7,792	5,057
Gain on investment securities, net	6,836	4,116	3,383	9,901
Lease financing	16,150	17,005	31,631	34,191
Other non-interest income	7,338	7,805	10,956	14,323
Total non-interest income	38,351	35,337	61,649	71,592
Non-interest expense:
Employee compensation and benefits	48,877	57,251	107,764	122,484
Occupancy and equipment	11,901	13,991	24,270	27,157
Deposit insurance expense	4,806	5,027	9,209	9,068
Professional fees	3,131	6,937	6,335	14,808
Technology and telecommunications	14,025	12,013	26,621	23,181
Depreciation of operating lease equipment	12,219	11,489	24,822	23,301
Other non-interest expense	11,411	13,377	26,217	26,776
Total non-interest expense	106,370	120,085	225,238	246,775
Income before income taxes	96,904	108,882	56,482	199,067
Provision for income taxes	20,396	27,431	10,925	51,644
Net income	$76,508	$81,451	$45,557	$147,423
Earnings per common share, basic	$0.80	$0.81	$0.47	$1.46
Earnings per common share, diluted	$0.80	$0.81	$0.47	$1.45

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$76,508	$81,451	$45,557	$147,423
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	188,405	23,326	(24,755)	44,943
Reclassification adjustment for net securities gains realized in income	(4,264)	(2,877)	(5,404)	(6,050)
Net change in unrealized gain (loss) on securities available for sale	184,141	20,449	(30,159)	38,893
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(11,070)	(37,218)	(91,884)	(57,893)
Reclassification adjustment for net (gains) losses realized in income	7,502	(1,241)	10,851	(3,242)
Net change in unrealized losses on derivative instruments	(3,568)	(38,459)	(81,033)	(61,135)
Other comprehensive income (loss)	180,573	(18,010)	(111,192)	(22,242)
Comprehensive income (loss)	$257,081	$63,441	$(65,635)	$125,181

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$45,557	$147,423
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(11,590)	(22,452)
Provision for credit losses	150,842	7,534
Gain on sale of loans, net	(7,792)	(5,057)
Gain on investment securities, net	(3,383)	(9,901)
Equity based compensation	7,351	11,251
Depreciation and amortization	35,691	35,555
Deferred income taxes	(769)	10,813
Proceeds from sale of loans held for sale	369,807	209,854
Loans originated for sale, net of repayments	(17,681)	(51,024)
Other:
(Increase) decrease in other assets	(23,101)	31,897
Decrease in other liabilities	(224,093)	(128,097)
Net cash provided by operating activities	320,839	237,796

Cash flows from investing activities:
Purchase of investment securities	(2,263,847)	(2,160,715)
Proceeds from repayments and calls of investment securities	587,139	647,214
Proceeds from sale of investment securities	547,337	1,626,250
Purchase of non-marketable equity securities	(128,562)	(196,137)
Proceeds from redemption of non-marketable equity securities	149,175	173,400
Purchases of loans	(1,085,437)	(894,235)
Loan originations, repayments and resolutions, net	68,012	(51,014)
Proceeds from sale of loans, net	11,604	9,560
Proceeds from sale of operating lease equipment	—	8,986
Acquisition of operating lease equipment	(19,118)	(37,122)
Other investing activities	(10,663)	(24,950)
Net cash used in investing activities	(2,144,360)	(898,763)
		(Continued)

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	1,675,833	448,177
Net decrease in federal funds purchased	—	(76,000)
Additions to FHLB and PPPLF borrowings	3,762,336	2,456,000
Repayments of FHLB and PPPLF borrowings	(3,596,310)	(1,921,000)
Proceeds from issuance of notes, net	293,858	—
Dividends paid	(42,702)	(42,937)
Repurchase of common stock	(100,972)	(142,065)
Other financing activities	19,036	(448)
Net cash provided by financing activities	2,011,079	721,727
Net increase in cash and cash equivalents	187,558	60,760
Cash and cash equivalents, beginning of period	214,673	382,073
Cash and cash equivalents, end of period	$402,231	$442,833

Supplemental disclosure of cash flow information:
Interest paid	$209,233	$258,561
Income taxes refunded (paid), net	$4,883	$(4,350)

Supplemental schedule of non-cash investing and financing activities:
Unsettled sale of loans	$11,058	$—
Transfers from loans to other real estate owned and other repossessed assets	$4,161	$2,817
Transfers from loans to loans held for sale	$329,308	$342,310
Transfers from loans held for sale to loans	$9,055	$—
Dividends declared, not paid	$21,909	$20,621
Unsettled sales of investment securities	$177,546	$—
Unsettled purchases of investment securities	$2,758	$21,396

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED
(In thousands, except share data)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2020	92,406,294	$924	$987,757	$1,851,040	$(323,592)	$2,516,129
Comprehensive income	—	—	—	76,508	180,573	257,081
Dividends ($0.23 per common share)	—	—	—	(21,909)	—	(21,909)
Equity based compensation	56,688	1	3,762	—	—	3,763
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(42,704)	(1)	(10)	—	—	(11)
Balance at June 30, 2020	92,420,278	$924	$991,509	$1,905,639	$(143,019)	$2,755,053

Balance at March 31, 2019	98,404,303	$984	$1,179,235	$1,742,530	$641	$2,923,390
Comprehensive income	—	—	—	81,451	(18,010)	63,441
Dividends ($0.21 per common share)	—	—	—	(20,621)	—	(20,621)
Equity based compensation	18,383	—	3,967	—	—	3,967
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(95,061)	(1)	(175)	—	—	(176)
Repurchase of common stock	(3,011,992)	(30)	(102,061)	—	—	(102,091)
Balance at June 30, 2019	95,315,633	$953	$1,080,966	$1,803,360	$(17,369)	$2,867,910

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	95,128,231	$951	$1,083,920	$1,927,735	$(31,827)	$2,980,779
Impact of adoption of ASU 2016-13	—	—	—	(23,817)	—	(23,817)
Comprehensive loss	—	—	—	45,557	(111,192)	(65,635)
Dividends ($0.46 per common share)	—	—	—	(43,836)	—	(43,836)
Equity based compensation	743,696	8	11,428	—	—	11,436
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(186,072)	(3)	(4,428)	—	—	(4,431)
Exercise of stock options	60,000	1	1,528	—	—	1,529
Repurchase of common stock	(3,325,577)	(33)	(100,939)	—	—	(100,972)
Balance at June 30, 2020	92,420,278	$924	$991,509	$1,905,639	$(143,019)	$2,755,053

Balance at December 31, 2018	99,141,374	$991	$1,220,147	$1,697,822	$4,873	$2,923,833
Comprehensive income	—	—	—	147,423	(22,242)	125,181
Dividends ($0.42 per common share)	—	—	—	(41,885)	—	(41,885)
Equity based compensation	582,353	6	9,050	—	—	9,056
Forfeiture of unvested shares and shares surrendered for tax withholding obligations	(286,927)	(3)	(6,251)	—	—	(6,254)
Exercise of stock options	3,910	—	44	—	—	44
Repurchase of common stock	(4,125,077)	(41)	(142,024)	—	—	(142,065)
Balance at June 30, 2019	95,315,633	$953	$1,080,966	$1,803,360	$(17,369)	$2,867,910

The accompanying notes are an integral part of these consolidated financial statements

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Note 1    Basis of Presentation and Summary of Significant Accounting Policies
BankUnited, Inc. is a national bank holding company with one wholly-owned subsidiary, BankUnited, collectively, the Company. BankUnited, a national banking association headquartered in Miami Lakes, Florida, provides a full range of banking and related services to individual and corporate customers through 74 banking centers located in 14 Florida counties and 5 banking centers located in the New York metropolitan area at June 30, 2020. The Bank also offers certain commercial lending and deposit products through national platforms.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these do not include all of the information and footnotes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing in BKU’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected in future periods.
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
New Accounting Pronouncements Adopted During the Six Months Ended June 30, 2020
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
June 30, 2020

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
Updates to the Company's Significant Accounting Policies
Loans
The Company's loan portfolio contains 1-4 single family residential first mortgages, government insured residential mortgages, an insignificant amount of home equity loans and lines of credit and other consumer loans; multi-family, non-owner occupied commercial real estate, construction and land, owner-occupied commercial real estate and commercial and industrial loans, PPP loans, mortgage warehouse lines of credit and sales-type and direct financing leases. Loans are reported at amortized cost basis, net of the ACL.
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
June 30, 2020

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
June 30, 2020

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
The length of the reasonable and supportable forecast is evaluated at each reporting period and adjusted if deemed necessary. At June 30, 2020, the Company changed from a 5-year to a 2-year reasonable and supportable forecast period in estimating the ACL.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

For the substantial majority of portfolio segments and subsegments, including residential loans other than government insured loans, and most commercial and commercial real estate loans, expected losses are estimated using econometric models. The models employ a factor based methodology, leveraging data sets containing extensive historical loss and recovery information by industry, geography, product type, collateral type and obligor characteristics, to estimate PD and LGD. Measures of PD for commercial loans incorporate current conditions through market cycle or credit cycle adjustments. For residential loans, the models consider FICO and adjusted LTVs. PDs and LGDs are then conditioned on the reasonable and supportable economic forecast. Projected PDs and LGDs are applied to estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. For criticized or classified loans, PDs may be adjusted to benchmark PDs appropriate to the current risk rating if the most current financial information available is deemed not to be reflective of the borrowers' current financial condition. These loan level estimates are aggregated to generate a collective estimate for groups of loans that share common risk characteristics.
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
The Company expects to collect the amortized cost basis of government insured residential loans and PPP loans due to the nature of the government guarantee, so the quantitative ACL is zero for these loans.
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
June 30, 2020

Troubled debt restructurings
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
Accrued Interest Receivable
The Company has elected to present accrued interest receivable separate from the amortized cost basis of financial assets carried at amortized cost. The Company is applying the practical expedient provided in ASC 326 to exclude accrued interest receivable balances from tabular disclosures about financial assets carried at amortized cost. The Company has elected not to estimate an ACL on accrued interest receivable balances since uncollectible accrued interest is timely written off in accordance with the Company's accounting policies for non-accrual loans.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Note 2    Earnings Per Common Share
The computation of basic and diluted earnings per common share is presented below for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
c	2020	2019	2020	2019
Basic earnings per common share:
Numerator:
Net income	$76,508	$81,451	$45,557	$147,423
Distributed and undistributed earnings allocated to participating securities	(3,353)	(3,382)	(1,939)	(6,074)
Income allocated to common stockholders for basic earnings per common share	$73,155	$78,069	$43,618	$141,349
Denominator:
Weighted average common shares outstanding	92,409,949	97,451,019	93,177,243	98,150,014
Less average unvested stock awards	(1,207,798)	(1,174,339)	(1,154,589)	(1,173,137)
Weighted average shares for basic earnings per common share	91,202,151	96,276,680	92,022,654	96,976,877
Basic earnings per common share	$0.80	$0.81	$0.47	$1.46
Diluted earnings per common share:
Numerator:
Income allocated to common stockholders for basic earnings per common share	$73,155	$78,069	$43,618	$141,349
Adjustment for earnings reallocated from participating securities	—	9	—	13
Income used in calculating diluted earnings per common share	$73,155	$78,078	$43,618	$141,362
Denominator:
Weighted average shares for basic earnings per common share	91,202,151	96,276,680	92,022,654	96,976,877
Dilutive effect of stock options and certain shared-based awards	705	345,899	126,858	312,821
Weighted average shares for diluted earnings per common share	91,202,856	96,622,579	92,149,512	97,289,698
Diluted earnings per common share	$0.80	$0.81	$0.47	$1.45

Participating securities include unvested shares and 3,023,314 dividend equivalent rights that were issued in conjunction with the IPO of the Company's common stock. These dividend equivalent rights expire in 2021 and participate in dividends on a one-for-one basis.
Potentially dilutive unvested shares and share units totaling 1,743,403 and 1,119,641 were outstanding at June 30, 2020 and 2019, respectively, but excluded from the calculation of diluted earnings per common share because their inclusion would have been anti-dilutive.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Note 3    Investment Securities
Investment securities include investment securities available for sale, marketable equity securities, and investment securities held to maturity. The investment securities portfolio consisted of the following at the dates indicated (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized		Carrying Value (1)
		Gains	Losses
Investment securities available for sale:
U.S. Treasury securities	$75,217	$1,963	$—	$77,180
U.S. Government agency and sponsored enterprise residential MBS	2,371,729	13,309	(5,198)	2,379,840
U.S. Government agency and sponsored enterprise commercial MBS	455,344	9,859	(926)	464,277
Private label residential MBS and CMOs	1,101,390	16,670	(1,974)	1,116,086
Private label commercial MBS	2,075,683	16,735	(48,798)	2,043,620
Single family rental real estate-backed securities	608,019	11,381	(1,193)	618,207
Collateralized loan obligations	1,166,929	—	(38,176)	1,128,753
Non-mortgage asset-backed securities	255,854	6,251	(574)	261,531
State and municipal obligations	239,502	19,993	—	259,495
SBA securities	247,914	2,286	(4,258)	245,942
	8,597,581	$98,447	$(101,097)	8,594,931
Investment securities held to maturity	10,000			10,000
	$8,607,581			8,604,931
Marketable equity securities				88,697
				$8,693,628

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

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
Investment securities held to maturity at June 30, 2020 and December 31, 2019 consisted of one State of Israel bond maturing in 2024. At June 30, 2020 and December 31, 2019, accrued interest receivable on investments totaled $23 million and $28 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.
At June 30, 2020, contractual maturities of investment securities available for sale, adjusted for anticipated prepayments when applicable, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$908,180	$914,970
Due after one year through five years	4,875,569	4,830,499
Due after five years through ten years	2,304,114	2,332,121
Due after ten years	509,718	517,341
	$8,597,581	$8,594,931
The carrying value of securities pledged as collateral for FHLB advances, public deposits, interest rate swaps and to secure borrowing capacity at the FRB totaled $4.8 billion and $2.4 billion at June 30, 2020 and December 31, 2019, respectively.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

The following table provides information about gains and losses on investment securities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sale of investment securities available for sale	$240,805	$850,527	$547,337	$1,626,250

Gross realized gains:
Investment securities available for sale	$5,723	$4,631	$7,255	$8,956
Gross realized losses:
Investment securities available for sale	—	(716)	(2)	(724)
Net realized gain	5,723	3,915	7,253	8,232

Net unrealized gains (losses) on marketable equity securities recognized in earnings	1,113	201	(3,870)	1,669

Gain on investment securities, net	$6,836	$4,116	$3,383	$9,901

The following tables present the aggregate fair value and the aggregate amount by which amortized cost exceeded fair value for investment securities available for sale in unrealized loss positions aggregated by investment category and length of time that individual securities had been in continuous unrealized loss positions at the dates indicated (in thousands). No ACL was recorded for any investment securities available for sale in an unrealized loss position at June 30, 2020.

	June 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency and sponsored enterprise residential MBS	$604,143	$(895)	$517,239	$(4,303)	$1,121,382	$(5,198)
U.S. Government agency and sponsored enterprise commercial MBS	39,892	(108)	73,856	(818)	113,748	(926)
Private label residential MBS and CMOs	205,524	(1,974)	—	—	205,524	(1,974)
Private label commercial MBS	1,302,037	(45,341)	56,875	(3,457)	1,358,912	(48,798)
Single family rental real estate-backed securities	184,785	(1,193)	—	—	184,785	(1,193)
Collateralized loan obligations	591,422	(15,873)	537,331	(22,303)	1,128,753	(38,176)
Non-mortgage asset-backed securities	13,857	(45)	13,472	(529)	27,329	(574)
SBA securities	35,136	(326)	109,837	(3,932)	144,973	(4,258)
	$2,976,796	$(65,755)	$1,308,610	$(35,342)	$4,285,406	$(101,097)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

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
The Company monitors its investment securities available for sale for credit loss impairment on an individual security basis. No securities were determined to be credit loss impaired during the three and six months ended June 30, 2020 or other than temporarily impaired during the three and six months ended June 30, 2019. The Company does not intend to sell securities that are in significant unrealized loss positions at June 30, 2020 and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. In making this determination, the Company considered its current and projected liquidity position, its investment policy as to permissible holdings and concentration limits, regulatory requirements and other relevant factors.
At June 30, 2020, 224 securities available for sale were in unrealized loss positions. The amount of impairment related to 64 of these securities was considered insignificant both individually and in the aggregate, totaling approximately $398 thousand and no further analysis with respect to these securities was considered necessary.
Unrealized losses at June 30, 2020, particularly in the private label CMBS and CLO asset classes, were primarily attributable to widening spreads, resulting in large part from market response to, and dislocation in the wake of, the COVID-19 pandemic.
The basis for concluding that AFS securities were not credit loss impaired and no ACL was considered necessary at June 30, 2020 is further discussed below.
U.S. Government Agency and Government Sponsored Enterprise Securities
At June 30, 2020, twenty-eight U.S. Government agency and sponsored enterprise residential MBS, five U.S. Government agency and sponsored enterprise commercial MBS and eleven SBA securities were in unrealized loss positions. The timely payment of principal and interest on these securities is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Private Label Securities:
None of the impaired securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at June 30, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors as described further below. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, the Company expects to recover the entire amortized cost basis of its impaired AFS securities at June 30, 2020. No ACL was considered necessary at June 30, 2020.
Private label residential MBS and CMOs
At June 30, 2020,seven private label residential MBS and CMOs were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality measures such as FICO, LTV, documentation, loan type, property type, agency availability criteria and performing status. We also regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our June 30, 2020 analysis projected weighted average collateral losses for this category of 4% compared to weighted average credit support of 17%. As of June 30, 2020, 88% of the impaired securities in this category, based on carrying value, were externally rated AAA, and one security representing 12% of impaired securities in this category was not externally rated; this security was internally rated investment grade.
Private label commercial MBS
At June 30, 2020, seventy private label commercial MBS were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watchlists, bankruptcy data, special servicing trends, delinquency and other economic data which would indicate further stress in the sector. Our June 30, 2020 analysis projected weighted average collateral losses for this category of 13% compared to weighted average credit support of 42%. As of June 30, 2020, 83% of impaired securities in this category, based on carrying value were externally rated AAA, 12% were rated AA and 5% were rated A.
Single family rental real estate-backed securities
At June 30, 2020, ten single family rental real estate-backed securities were in unrealized loss positions. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies and recovery lag. We regularly monitor sector data including home price appreciation, forbearance, delinquency and prepay trends as well as other economic data which would indicate further stress in the sector. Our June 30, 2020 analysis projected weighted average collateral losses for this category of 13% compared to weighted average credit support of 49%. As of June 30, 2020, 87% of the impaired securities in this category, based on carrying value, were externally rated AAA and 13% were rated AA.
Collateralized loan obligations
At June 30, 2020, twenty-six collateralized loan obligations were in unrealized loss positions. Leveraged loans underlying these securities have seen pricing pressure as the market looks to evaluate ability of borrowers to maintain payments. Uncertainties surrounding the broad economy and how they may translate into rating downgrades and defaults as the COVID-19 crisis plays out have negatively impacted pricing in the leveraged loan market. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, and delinquencies, calibrated to take into account idiosyncratic risks associated with the underlying collateral. In developing those assumptions, we took into account each sector’s performance pre, during and post the 2008 financial crisis. We regularly engage with bond managers to monitor trends in underlying collateral including potential downgrades and subsequent cash flow diversions, liquidity, ratings migration, and any other relevant developments. Our June 30, 2020 analysis projected weighted average collateral losses for this category of 21% compared to weighted average credit support of 41%. As of June 30, 2020, 84% of

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

the impaired securities in this category, based on carrying value, were externally rated AAA, 13% were rated AA and 3% were rated A.
Non-mortgage asset-backed securities
At June 30, 2020, three non-mortgage asset-backed securities were in unrealized loss positions. These securities are backed by student loan collateral. Our analysis of cash flows expected to be collected on these securities incorporated assumptions about collateral default rates, loss severity, delinquencies, voluntary prepayment rates and recovery lag. In developing those assumptions, we took into account collateral type, delineated by whether collateral consisted of loans to borrowers in school, refinancing, or a mixture. Our June 30, 2020 analysis projected weighted average collateral losses for this category of 14% compared to weighted average credit support of 25%. As of June 30, 2020, 50% of the impaired securities in this category, based on carrying value, were externally rated AAA and 50% were rated AA.
Note 4    Loans and Allowance for Credit Losses
Loans consisted of the following at the dates indicated (dollars in thousands):

	June 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer:
1-4 single family residential	$4,743,866	19.9%	$4,953,936	21.4%
Government insured residential	826,238	3.5%	698,644	3.0%
Other consumer loans	7,703	0.1%	8,539	0.1%
	5,577,807	23.5%	5,661,119	24.5%
Commercial:
Multi-family	1,893,753	7.9%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,940,531	20.7%	5,030,904	21.7%
Construction and land	246,609	1.0%	243,925	1.1%
Owner occupied commercial real estate	2,041,346	8.6%	2,062,808	8.9%
Commercial and industrial	4,691,326	19.7%	4,655,349	20.1%
PPP	827,359	3.5%	—	—%
Pinnacle	1,242,506	5.1%	1,202,430	5.2%
Bridge - franchise finance	623,139	2.6%	627,482	2.6%
Bridge - equipment finance	589,785	2.5%	684,794	3.0%
Mortgage warehouse lending	1,160,728	4.9%	768,472	3.3%
	18,257,082	76.5%	17,493,869	75.5%
Total loans	23,834,889	100.0%	23,154,988	100.0%
Allowance for credit losses	(266,123)		(108,671)
Loans, net	$23,568,766		$23,046,317

Premiums, discounts and deferred fees and costs, excluding the non-credit related discount on PCD loans, totaled $25 million and $50 million at June 30, 2020 and December 31, 2019, respectively. The amortized cost basis of residential PCD loans was $134 million and the related amount of non-credit discount was $135 million at June 30, 2020. The ACL related to PCD residential loans was $1.1 million and $1.7 million at June 30, 2020 and January 1, 2020, the date of initial adoption of ASU 2016-13, respectively.
Included in the table above are direct or sales type finance leases totaling $757 million and $733 million at June 30, 2020 and December 31, 2019, respectively. The amount of income recognized from direct or sales type finance leases for the three and six months ended June 30, 2020 and 2019 totaled $5.3 million, $10.7 million, $5.5 million and $10.8 million, respectively and is recorded as interest income on loans in the consolidated statements of income.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

During the three and six months ended June 30, 2020 and 2019, the Company purchased 1-4 single family residential loans totaling $582 million, $1.1 billion, $589 million and $894 million, respectively. Purchases for the three and six months ended June 30, 2020 and 2019 included $243 million, $529 million, $151 million and $284 million, respectively, of government insured residential loans.
At June 30, 2020 and December 31, 2019, the Company had pledged loans with a carrying value of approximately $11.0 billion and $10.2 billion, respectively, as security for FHLB advances, Federal Reserve discount window capacity and PPPLF borrowings.
At June 30, 2020 and December 31, 2019, accrued interest receivable on loans totaled $108 million and $83 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The amount of interest income reversed on non-accrual loans was not material for the three and six months ended June 30, 2020.
Allowance for credit losses
Activity in the allowance for credit losses is summarized below. The balance at December 31, 2019 and amounts presented for the three and six months ended June 30, 2019 represent the allowance for loan and leases losses, estimated using an incurred loss methodology. The ACL at June 30, 2020 and activity for the three and six months then ended were determined using the CECL methodology (in thousands):

	Three Months Ended June 30,
	2020			2019
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$12,576	$238,003	$250,579	$10,952	$103,751	$114,703
Provision (recovery)	(1,924)	33,508	31,584	131	(2,878)	(2,747)
Charge-offs	—	(19,178)	(19,178)	—	(1,711)	(1,711)
Recoveries	43	3,095	3,138	153	1,743	1,896
Ending balance	$10,695	$255,428	$266,123	$11,236	$100,905	$112,141

	Six Months Ended June 30,
	2020			2019
	Residential and Other Consumer	Commercial	Total	Residential and Other Consumer	Commercial	Total
Beginning balance	$11,154	$97,517	$108,671	$10,788	$99,143	$109,931
Impact of adoption of ASU 2016-13	8,098	19,207	27,305	—	—	—
Provision (recovery)	(8,572)	162,021	153,449	281	7,253	7,534
Charge-offs	(31)	(26,953)	(26,984)	—	(7,844)	(7,844)
Recoveries	46	3,636	3,682	167	2,353	2,520
Ending balance	$10,695	$255,428	$266,123	$11,236	$100,905	$112,141

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

The following table presents the components of the provision for credit losses for the periods indicated (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Amount related to funded portion of loans	$31,584	$153,449
Amount related to off-balance sheet credit exposures	(6,170)	(2,607)
Provision for credit losses	$25,414	$150,842

Credit quality information
The increase in the ACL from January 1, 2020, the date of initial adoption of ASU 2016-13, to June 30, 2020 was reflective of the estimated impact of the emerging COVID-19 pandemic on the trajectory of the economy and on individual borrowers and portfolio sub-segments. The credit quality of the loan portfolio has been and is likely to continue to be impacted by the developing COVID-19 crisis, its impact on the economy broadly and more specifically on the Company's individual borrowers. Significant uncertainty currently exists about the extent of this impact, and the impact is likely not fully reflected in some of the credit quality indicators disclosed below as of June 30, 2020, due to the ongoing impact of the pandemic.
Credit quality of loans held for investment is continuously monitored by dedicated residential credit risk management and commercial portfolio management functions. The Company also has a workout and recovery department that monitors the credit quality of criticized and classified loans and an independent internal credit review function.
Credit quality indicators for residential loans
Management considers delinquency status to be the most meaningful indicator of the credit quality of residential and other consumer loans, other than government insured residential loans. Delinquency statistics are updated at least monthly. LTV and FICO scores are also important indicators of credit quality for 1-4 single family residential loans other than government insured loans. FICO scores are generally updated at least annually, and were most recently updated in the fourth quarter of 2019. LTVs are typically at origination since we do not routinely update residential appraisals. Substantially all of the government insured residential loans are government insured buyout loans, which the Company buys out of GNMA securitizations upon default. For these loans, traditional measures of credit quality are not particularly relevant considering the guaranteed nature of the loans and the underlying business model. Factors that impact risk inherent in the residential portfolio segment include national and regional economic conditions such as levels of unemployment and wages, as well as residential property values.
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on delinquency status:

	June 30, 2020
	Amortized Cost By Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Current	$249,912	$807,365	$488,280	$753,109	$776,895	$1,604,423	$4,679,984
30 - 59 Days Past Due	5,703	11,477	3,372	2,701	7,417	18,605	49,275
60 - 89 Days Past Due	—	720	75	53	103	1,882	2,833
90 Days or More Past Due	—	807	2,293	—	484	8,190	11,774
	$255,615	$820,369	$494,020	$755,863	$784,899	$1,633,100	$4,743,866

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

	December 31, 2019
	Amortized Cost By Origination Year
	2019	2018	2017	2016	2015	Prior	Total
Current	$804,913	$609,814	$830,710	$783,318	$633,833	$1,225,030	$4,887,618
30 - 59 Days Past Due	13,915	3,003	3,751	8,419	4,308	12,238	45,634
60 - 89 Days Past Due	1,785	442	137	486	1,766	4,962	9,578
90 Days or More Past Due	—	1,762	914	—	5,030	3,400	11,106
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on LTV:

	June 30, 2020
	Amortized Cost By Origination Year
LTV	2020	2019	2018	2017	2016	Prior	Total
Less than 61%	$99,728	$180,025	$106,359	$202,355	$276,035	$519,410	$1,383,912
61% - 70%	62,031	192,880	110,546	136,212	184,600	394,279	1,080,548
71% - 80%	92,387	433,542	245,829	349,993	300,153	689,223	2,111,127
More than 80%	1,469	13,922	31,286	67,303	24,111	30,188	168,279
	$255,615	$820,369	$494,020	$755,863	$784,899	$1,633,100	$4,743,866

	December 31, 2019
	Amortized Cost By Origination Year
LTV	2019	2018	2017	2016	2015	Prior	Total
Less than 61%	$171,069	$134,978	$183,807	$228,868	$197,039	$372,221	$1,287,982
61% - 70%	195,572	128,766	152,502	188,856	154,307	316,031	1,136,034
71% - 80%	442,311	313,779	404,743	338,000	283,202	531,377	2,313,412
More than 80%	11,661	37,498	94,460	36,499	10,389	26,001	216,508
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
1-4 Single Family Residential credit exposure, excluding government insured residential loans, based on FICO score:

	June 30, 2020
	Amortized Cost By Origination Year
FICO	2020	2019	2018	2017	2016	Prior	Total
760 or greater	$168,920	$482,818	$298,650	$521,199	$573,011	$1,093,732	$3,138,330
720 - 759	70,279	224,961	112,407	138,897	131,205	304,460	982,209
719 or less	16,416	112,590	82,963	95,767	80,683	234,908	623,327
	$255,615	$820,369	$494,020	$755,863	$784,899	$1,633,100	$4,743,866

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

	December 31, 2019
	Amortized Cost By Origination Year
FICO	2019	2018	2017	2016	2015	Prior	Total
760 or greater	$470,057	$340,716	$534,017	$533,804	$430,706	$763,807	$3,073,107
720 - 759	242,806	185,939	200,623	178,139	141,748	307,195	1,256,450
719 or less	107,750	88,366	100,872	80,280	72,483	174,628	624,379
	$820,613	$615,021	$835,512	$792,223	$644,937	$1,245,630	$4,953,936
Credit quality indicators for commercial loans
Factors that impact risk inherent in commercial portfolio segments include but are not limited to levels of economic activity, health of the national and regional economy, industry trends, patterns of and trends in customer behavior that influence demand for our borrowers' products and services, and commercial real estate values. Internal risk ratings are considered the most meaningful indicator of credit quality for commercial loans. Internal risk ratings are generally indicative of the likelihood that a borrower will default, are a key factor influencing the level and nature of ongoing monitoring of loans and may impact the estimation of the ACL. Internal risk ratings are updated on a continuous basis. Generally, relationships with balances in excess of defined thresholds, ranging from $1 million to $3 million, are re-evaluated at least annually and more frequently if circumstances indicate that a change in risk rating may be warranted. During the second quarter of 2020, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals in light of the COVID-19 pandemic. Loans exhibiting potential credit weaknesses that deserve management’s close attention and that could result in deterioration of repayment prospects at some future date if not checked or corrected are categorized as special mention. Loans with well-defined credit weaknesses, including payment defaults, declining collateral values, frequent overdrafts, operating losses, increasing balance sheet leverage, inadequate cash flow, project cost overruns, unreasonable construction delays, past due real estate taxes or exhausted interest reserves, are assigned an internal risk rating of substandard. A loan with a weakness so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors has not been charged off, will be assigned an internal risk rating of doubtful.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Commercial credit exposure based on internal risk rating:

	June 30, 2020
	Amortized Cost By Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Multi-Family
Pass	$42,877	$316,733	$190,227	$210,681	$347,973	$633,791	$39,607	$1,781,889
Special mention	—	8,149	15,767	19,512	6,209	7,587	—	57,224
Substandard	—	—	—	2,845	9,801	41,994	—	54,640
Total Multi-Family	$42,877	$324,882	$205,994	$233,038	$363,983	$683,372	$39,607	$1,893,753

Non-owner occupied commercial real estate
Pass	$238,451	$1,202,138	$736,973	$509,446	$590,992	$814,514	$107,772	$4,200,286
Special mention	—	46,971	96,563	47,930	166,139	112,887	—	470,490
Substandard	4,568	32,746	5,029	437	100,748	126,227	—	269,755
Total non-owner occupied commercial real estate	$243,019	$1,281,855	$838,565	$557,813	$857,879	$1,053,628	$107,772	$4,940,531

Construction and Land
Pass	$7,208	$125,429	$13,619	$50,020	$27,336	$917	$243	$224,772
Special mention	—	1,393	2,965	8,604	4,284	—	—	17,246
Substandard	—	—	888	—	3,357	346	—	4,591
Total Construction and Land	$7,208	$126,822	$17,472	$58,624	$34,977	$1,263	$243	$246,609

Owner occupied commercial real estate
Pass	$128,795	$303,522	$276,367	$267,267	$311,485	$466,194	$39,586	$1,793,216
Special mention	2,635	26,410	15,528	57,102	41,321	34,201	2,108	179,305
Substandard	—	8,691	17,520	12,203	2,863	18,327	9,221	68,825
Total owner occupied commercial real estate	$131,430	$338,623	$309,415	$336,572	$355,669	$518,722	$50,915	$2,041,346

Commercial and industrial
Pass	$356,049	$940,865	$344,774	$295,769	$204,049	$64,485	$1,989,034	$4,195,025
Special mention	611	81,305	33,987	2,252	28,507	6,818	89,918	243,398
Substandard	600	46,973	43,472	33,272	18,949	53,470	56,167	252,903
Total commercial and industrial	$357,260	$1,069,143	$422,233	$331,293	$251,505	$124,773	$2,135,119	$4,691,326

PPP
Pass	$827,359	$—	$—	$—	$—	$—	$—	$827,359
PPP	$827,359	$—	$—	$—	$—	$—	$—	$827,359

Pinnacle
Pass	$125,882	$134,838	$92,537	$232,269	$227,317	$429,663	$—	$1,242,506
Total Pinnacle	$125,882	$134,838	$92,537	$232,269	$227,317	$429,663	$—	$1,242,506

Bridge - Franchise Finance
Pass	$42,004	$97,036	$27,760	$12,666	$14,456	$12,357	$—	$206,279
Special mention	42,611	154,808	73,602	37,731	11,255	7,368	—	327,375
Substandard	549	15,494	45,185	5,173	17,778	4,357	—	88,536
Doubtful	—	—	—	—	949	—	—	949
Total Bridge - Franchise Finance	$85,164	$267,338	$146,547	$55,570	$44,438	$24,082	$—	$623,139

Bridge - Equipment Finance
Pass	$24,349	$193,227	$103,434	$94,667	$54,544	$67,486	$—	$537,707
Special mention	—	6,634	9,510	27,050	—	—	—	43,194
Substandard	—	3,608	4,128	—	1,005	143	—	8,884
Total Bridge - Equipment Finance	$24,349	$203,469	$117,072	$121,717	$55,549	$67,629	$—	$589,785

Mortgage Warehouse Lending
Pass	$—	$—	$—	$—	$—	$—	$1,160,728	$1,160,728
Total Mortgage Warehouse Lending	$—	$—	$—	$—	$—	$—	$1,160,728	$1,160,728

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

At June 30, 2020, the balance of revolving loans converted to term loans was immaterial.
The following tables summarize the Company's commercial credit exposure based on internal risk rating, in aggregate, at the dates indicated (in thousands):

	June 30, 2020
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	PPP	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$1,781,889	$4,200,286	$224,772	$1,793,216	$4,195,025	$827,359	$1,242,506	$206,279	$537,707	$1,160,728	$16,169,767
Special mention	57,224	470,490	17,246	179,305	243,398	—	—	327,375	43,194	—	1,338,232
Substandard(1)	54,640	269,755	4,591	68,825	252,903	—	—	88,536	8,884	—	748,134
Doubtful	—	—	—	—	—	—	—	949	—	—	949
	$1,893,753	$4,940,531	$246,609	$2,041,346	$4,691,326	$827,359	$1,242,506	$623,139	$589,785	$1,160,728	$18,257,082

(1)	Includes $561 million of substandard accruing loans at June 30, 2020.

	December 31, 2019
	Multi-Family	Non-Owner Occupied Commercial Real Estate	Construction and Land	Owner Occupied Commercial Real Estate	Commercial and Industrial	Pinnacle	Bridge - Franchise Finance	Bridge - Equipment Finance	Mortgage Warehouse Lending	Total
Pass	$2,184,771	$4,932,279	$240,734	$1,991,556	$4,508,563	$1,202,430	$562,042	$663,855	$768,472	$17,054,702
Special mention	—	5,831	—	27,870	28,498	—	10,682	—	—	72,881
Substandard (1)	32,934	92,794	3,191	43,382	118,288	—	54,758	20,939	—	366,286
	$2,217,705	$5,030,904	$243,925	$2,062,808	$4,655,349	$1,202,430	$627,482	$684,794	$768,472	$17,493,869

(1)	Includes $180 million of substandard accruing loans at December 31, 2019.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Past Due and Non-Accrual Loans:
The following table presents an aging of loans at the dates indicated (in thousands):

	June 30, 2020					December 31, 2019
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
1-4 single family residential	$4,679,984	$49,275	$2,833	$11,774	$4,743,866	$4,887,618	$45,634	$9,578	$11,106	$4,953,936
Government insured residential	51,276	53,017	52,620	669,325	826,238	93,560	45,347	30,426	529,311	698,644
Home equity loans and lines of credit	1,478	69	—	—	1,547	1,320	—	—	—	1,320
Other consumer loans	6,156	—	—	—	6,156	7,219	—	—	—	7,219
Multi-family	1,858,695	29,047	6,011	—	1,893,753	2,217,705	—	—	—	2,217,705
Non-owner occupied commercial real estate	4,859,344	52,937	7,979	20,271	4,940,531	5,015,458	—	928	14,518	5,030,904
Construction and land	246,263	—	—	346	246,609	240,647	2,396	—	882	243,925
Owner occupied commercial real estate	2,020,077	1,081	3,376	16,812	2,041,346	2,041,352	1,336	4,420	15,700	2,062,808
Commercial and industrial	4,593,422	20,855	22,601	54,448	4,691,326	4,595,847	2,313	4,301	52,888	4,655,349
PPP	827,359	—	—	—	827,359	—	—	—	—	—
Pinnacle	1,242,506	—	—	—	1,242,506	1,202,430	—	—	—	1,202,430
Bridge - franchise finance	596,136	—	625	26,378	623,139	610,315	3,840	2,501	10,826	627,482
Bridge - equipment finance	589,785	—	—	—	589,785	677,089	7,705	—	—	684,794
Mortgage warehouse lending	1,160,728	—	—	—	1,160,728	768,472	—	—	—	768,472
	$22,733,209	$206,281	$96,045	$799,354	$23,834,889	$22,359,032	$108,571	$52,154	$635,231	$23,154,988

Included in the table above is the guaranteed portion of SBA loans past due by 90 days or more totaling $37.3 million and $36.3 million at June 30, 2020 and December 31, 2019, respectively.
Loans contractually delinquent by 90 days or more and still accruing totaled $673 million, substantially all of which were government insured residential loans at June 30, 2020 and $531 million, of which $529 million were government insured residential loans at December 31, 2019. Substantially all of these loans are government insured pool buyout loans, which the Company buys out of GNMA securitizations upon default.
The following table presents information about loans on non-accrual status at the dates indicated (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Amortized Cost With No Related Allowance	Amortized Cost
Residential and other consumer	$13,183	$2,622	$18,894
Commercial:
Multi-family	6,011	6,011	6,138
Non-owner occupied commercial real estate	46,545	28,598	40,097
Construction and land	3,703	3,357	3,191
Owner occupied commercial real estate	30,493	8,765	27,141
Commercial and industrial	67,702	7,386	74,757
Bridge - franchise finance	32,857	1,848	13,631
Bridge - equipment finance	1,148	537	20,939
	$201,642	$59,124	$204,788

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Included in the table above is the guaranteed portion of non-accrual SBA loans totaling $45.7 million at both June 30, 2020 and December 31, 2019, respectively. The amount of additional interest income that would have been recognized on non-accrual loans had they performed in accordance with their contractual terms was approximately $3.0 million and $5.7 million for the three and six months ended June 30, 2020, respectively and $2.5 million and $4.3 million for the three and six months ended June 30, 2019, respectively.
Collateral dependent loans:
The following table presents the amortized cost basis of collateral dependent loans at June 30, 2020 (in thousands):

	Amortized Cost	Extent to Which Secured by Collateral
Residential and other consumer	$3,283	$3,273
Commercial:
Multi-family	6,011	6,011
Non-owner occupied commercial real estate	30,980	30,980
Construction and land	3,703	3,703
Owner occupied commercial real estate	21,025	21,025
Commercial and industrial	54,232	29,468
Bridge - franchise finance	24,353	21,178
Bridge - equipment finance	1,148	1,078
Total commercial	141,452	113,443
	$144,735	$116,716

Collateral for the multi-family, non-owner occupied commercial real estate, and owner-occupied commercial real estate loan classes generally consists of commercial real estate. Collateral for construction and land loans is typically residential or commercial real estate. Collateral for commercial and industrial loans generally consists of equipment, accounts receivable, inventory and other business assets; owner-occupied commercial real estate loans may also be collateralized by these types of assets. Bridge franchise finance loans may be collateralized by franchise value or by equipment. Bridge equipment finance loans are secured by the financed equipment. Residential loans are collateralized by residential real estate. There have been no significant changes to the extent to which collateral secures collateral dependent loans during the six months ended June 30, 2020.
Foreclosure of residential real estate
The recorded investment in residential loans in the process of foreclosure was $323 million, of which $315 million was government insured, at June 30, 2020 and $257 million, of which $248 million was government insured, at December 31, 2019. The carrying amount of foreclosed residential real estate included in "Other assets" in the accompanying consolidated balance sheet was insignificant at June 30, 2020 and $6 million at December 31, 2019. In response to the COVID-19 pandemic, new foreclosure actions on residential loans have been temporarily suspended.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Troubled debt restructurings
The following table summarizes loans that were modified in TDRs during the periods indicated, as well as loans modified during the twelve months preceding June 30, 2020 and 2019 that experienced payment defaults during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2020				2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
Government insured residential	52	$7,291	121	$19,512	34	$5,164	31	$4,355
Non-owner occupied commercial real estate	—	—	1	4,249	1	12,085	1	2,772
Owner occupied commercial real estate	—	—	—	—	—	—	3	1,878
Commercial and industrial	2	1,348	—	—	4	7,354	1	1,233
Bridge - franchise finance	1	919	5	18,718	1	2,073	—	—
	55	$9,558	127	$42,479	40	$26,676	36	$10,238

	Six Months Ended June 30,
	2020				2019
	Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period		Loans Modified in TDRs During the Period		TDRs Experiencing Payment Defaults During the Period
	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost	Number of TDRs	Amortized Cost
1-4 single family residential	1	$203	—	$—	2	$563	—	$—
Government insured residential	86	12,183	150	23,994	46	6,782	32	4,517
Non-owner occupied commercial real estate	1	4,249	1	4,249	1	12,085	1	2,772
Owner occupied commercial real estate	—	—	—	—	1	849	3	1,878
Commercial and industrial	2	1,348	3	5,448	6	17,994	1	1,233
Bridge - franchise finance	9	14,666	8	23,358	3	3,238	—	—
Bridge - equipment finance	—	—	—	—	1	847	—	—
	99	$32,649	162	$57,049	60	$42,358	37	$10,400

Modifications during the three and six months ended June 30, 2020 and 2019 included interest rate reductions, restructuring of the amount and timing of required periodic payments, extensions of maturity and covenant waivers. Included in TDRs are residential loans to borrowers who have not reaffirmed their debt discharged in Chapter 7 bankruptcy. The total amount of such loans is not material.
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

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

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

The following table presents the average recorded investment in impaired loans for the period indicated (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Residential and other consumer:
1-4 single family residential	$12,732	$11,011
Commercial:
Multi-family	25,066	25,248
Non-owner occupied commercial real estate	24,599	21,563
Construction and land	9,604	9,730
Owner occupied commercial real estate	12,741	12,124
Commercial and industrial	32,690	30,564
Commercial lending subsidiaries	18,082	19,982
	122,782	119,211
	$135,514	$130,222

Note 5     Subordinated Notes
On June 11, 2020, the Company issued $300 million of 5.125% subordinated notes. The notes mature on June 11, 2030 with interest payable semiannually. The notes have an effective interest rate of 5.39% after consideration of issuance discount and costs. The notes may be redeemed by the Company, in whole or in part, on or after March 11, 2030 at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, subject to the approval of the Federal Reserve. The notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.
Note 6    Income Taxes
The Company’s effective income tax rate was 21.0% and 19.3% for the three and six months ended June 30, 2020, respectively, and 25.2% and 25.9% for the three and six months ended June 30, 2019, respectively. The effective income tax rates differed from the statutory federal income tax rate of 21% for the 2019 periods due primarily to the impact of state income taxes, partially offset by the benefit of income not subject to federal tax. These factors were largely offsetting for the 2020 periods, when the effective income tax rate did not differ materially from the Federal statutory rate of 21%. During the three and six months ended June 30 2020, income not subject to tax was a larger percentage of pre-tax income.
Note 7 Derivatives and Hedging Activities
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
The Company enters into interest rate derivative contracts with certain of its commercial borrowers to enable those borrowers to manage their exposure to interest rate fluctuations. To mitigate interest rate risk associated with these derivative contracts, the Company enters into offsetting derivative contract positions with primary dealers. These interest rate derivative contracts are not designated as hedging instruments; therefore, changes in the fair value of these derivatives are recognized immediately in earnings. For the three and six months ended June 30, 2020 and 2019, the impact on earnings, included in "other non-interest income" in the accompanying consolidated statements of income, related to changes in fair value of these derivatives was not material.
The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements, central clearing mechanisms

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

and counterparty limits. The agreements contain bilateral collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company manages the risk of default by its commercial borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures. The Company does not currently anticipate any significant losses from failure of interest rate derivative counterparties to honor their obligations.
The CME legally characterizes variation margin payments for centrally cleared derivatives as settlements of the derivatives' exposures rather than collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. The Company's clearing agent for interest rate derivative contracts centrally cleared through the CME settles the variation margin daily with the CME; therefore, those interest rate derivative contracts the Company clears through the CME are reported at a fair value of approximately zero at both June 30, 2020 and December 31, 2019.
The following tables set forth certain information concerning the Company’s interest rate contract derivative financial instruments and related hedged items at the dates indicated (dollars in thousands):

	June 30, 2020
		Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life in Years
					Notional Amount	Balance Sheet Location	Fair Value
	Hedged Item						Asset	Liability
Derivatives designated as cash flow hedges:
Pay-fixed interest rate swaps	Variability of interest cash flows on variable rate borrowings	2.40%	3-Month LIBOR	2.8	$3,021,000	Other liabilities	$—	$(7,156)
Derivatives designated as fair value hedges:
Receive-fixed interest rate swaps	Variability of fair value of fixed rate borrowings	3-Month LIBOR	1.55%	1.1	250,000	Other liabilities	—	—
Derivatives not designated as hedges:
Pay-fixed interest rate swaps		3.69%	Indexed to 1-month LIBOR	5.9	1,488,928	Other assets / Other liabilities	—	(44,857)
Pay-variable interest rate swaps		Indexed to 1-month LIBOR	3.69%	5.9	1,488,928	Other assets	145,802	—
Interest rate caps purchased, indexed to 1-month LIBOR			3.71%	0.9	25,989	Other assets	—	—
Interest rate caps sold, indexed to 1-month LIBOR		3.71%		0.9	25,989	Other liabilities	—	—
					$6,300,834		$145,802	$(52,013)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

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

The following table provides information about the amount of gain (loss) related to derivatives designated as cash flow hedges reclassified from AOCI into interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Income
	2020	2019	2020	2019
Interest rate contracts	$(10,009)	$1,688	$(14,565)	$4,411	Interest expense on borrowings

During the three and six months ended June 30, 2020 and 2019, no derivative positions designated as cash flow hedges were discontinued and none of the gains and losses reported in AOCI were reclassified into earnings as a result of the discontinuance of cash flow hedges or because of the early extinguishment of debt. As of June 30, 2020, the amount of net loss expected to be reclassified from AOCI into earnings during the next twelve months was $60.7 million.
The following table provides information about the amount of gain (loss) related to derivatives designated as fair value hedges recognized in earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Location of Gain (Loss) in Consolidated Statements of Income
	2020	2019	2020	2019
Fair value adjustment on derivatives	$8	$—	$4,028	$—	Interest expense on borrowings
Fair value adjustment on hedged items	(164)	—	(4,072)	—	Interest expense on borrowings
Gain recognized on fair value hedges (ineffective portion)	$(156)	$—	$(44)	$—

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

The following table provides information about the hedged items related to derivatives designated as fair value hedges at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019	Location in Consolidated Balance Sheets
Contractual balance outstanding of hedged item	$250,000	$250,000	FHLB and PPPLF borrowings
Cumulative fair value hedging adjustments	$3,573	$(499)	FHLB and PPPLF borrowings

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
The Company does not offset assets and liabilities under master netting agreements for financial reporting purposes. Information on interest rate swaps subject to these agreements is as follows at the dates indicated (dollars in thousands):

	June 30, 2020
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$—	$—	$—	$—	$—	$—
Derivative liabilities	(52,013)	—	(52,013)	—	51,887	(126)
	$(52,013)	$—	$(52,013)	$—	$51,887	$(126)

	December 31, 2019
		Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized			Derivative Instruments	Collateral Pledged	Net Amount
Derivative assets	$876	$—	$876	$(876)	$—	$—
Derivative liabilities	(16,914)	—	(16,914)	876	16,038	—
	$(16,038)	$—	$(16,038)	$—	$16,038	$—
The difference between the amounts reported for interest rate swaps subject to master netting agreements and the total fair value of interest rate contract derivative financial instruments reported in the consolidated balance sheets is related to interest rate derivative contracts not subject to master netting agreements.
At June 30, 2020, the Company had pledged net financial collateral of $56.0 million as collateral for interest rate swaps in a liability position that are not centrally cleared. The amount of collateral required to be posted varies based on the settlement value of outstanding swaps and in some cases may include initial margin requirements.

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

Note 8    Stockholders’ Equity
Accumulated Other Comprehensive Income
Changes in other comprehensive income are summarized as follows for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain arising during the period	$252,893	$(64,488)	$188,405	$31,736	$(8,410)	$23,326
Amounts reclassified to gain on investment securities available for sale, net	(5,723)	1,459	(4,264)	(3,914)	1,037	(2,877)
Net change in unrealized gains (losses) on investment securities available for sale	247,170	(63,029)	184,141	27,822	(7,373)	20,449
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(12,288)	1,218	(11,070)	(50,637)	13,419	(37,218)
Amounts reclassified to interest expense on borrowings	10,009	(2,507)	7,502	(1,688)	447	(1,241)
Net change in unrealized losses on derivative instruments	(2,279)	(1,289)	(3,568)	(52,325)	13,866	(38,459)
Other comprehensive income (loss)	$244,891	$(64,318)	$180,573	$(24,503)	$6,493	$(18,010)

	Six Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized gains (losses) on investment securities available for sale:
Net unrealized holding gain (loss) arising during the period	$(33,743)	$8,988	$(24,755)	$61,147	$(16,204)	$44,943
Amounts reclassified to gain on investment securities available for sale, net	(7,253)	1,849	(5,404)	(8,231)	2,181	(6,050)
Net change in unrealized gains (losses) on investment securities available for sale	(40,996)	10,837	(30,159)	52,916	(14,023)	38,893
Unrealized losses on derivative instruments:
Net unrealized holding loss arising during the period	(122,239)	30,355	(91,884)	(78,766)	20,873	(57,893)
Amounts reclassified to interest expense on borrowings	14,565	(3,714)	10,851	(4,411)	1,169	(3,242)
Net change in unrealized losses on derivative instruments	(107,674)	26,641	(81,033)	(83,177)	22,042	(61,135)
Other comprehensive loss	$(148,670)	$37,478	$(111,192)	$(30,261)	$8,019	$(22,242)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

The categories of AOCI and changes therein are presented below for the periods indicated (in thousands):

	Unrealized Gain (Loss) on Investment Securities Available for Sale	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2019	$28,185	(60,012)	$(31,827)
Other comprehensive loss	(30,159)	(81,033)	(111,192)
Balance at June 30, 2020	$(1,974)	$(141,045)	$(143,019)

Balance at December 31, 2018	$4,194	$679	$4,873
Other comprehensive loss	38,893	(61,135)	(22,242)
Balance at June 30, 2019	$43,087	$(60,456)	$(17,369)

Note 9    Equity Based and Other Compensation Plans
Share Awards
Unvested share awards
A summary of activity related to unvested share awards follows for the periods indicated:

	Number of Share Awards	Weighted Average Grant Date Fair Value
Unvested share awards outstanding, December 31, 2019	1,050,455	$38.24
Granted	644,300	29.73
Vested	(455,260)	39.15
Canceled or forfeited	(33,137)	36.21
Unvested share awards outstanding, June 30, 2020	1,206,358	$33.41

Unvested share awards outstanding, December 31, 2018	1,186,238	$38.86
Granted	582,353	36.57
Vested	(533,125)	37.67
Canceled or forfeited	(115,825)	39.11
Unvested share awards outstanding, June 30, 2019	1,119,641	$38.21
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
June 30, 2020

The following table summarizes the closing price of the Company's stock on the date of grant for shares granted and the aggregate grant date fair value of shares vesting for the periods indicated (in thousands, except per share data):

	Six Months Ended June 30,
	2020	2019
Closing price on date of grant (1)	$13.99 - $30.90	$34.23 - $36.65
Aggregate grant date fair value of shares vesting	$17,824	$20,083

(1)	During the six months ended June 30, 2020, the Company granted 599,766 and 44,534 shares with a closing price on date of grant of $30.90 and $13.99, respectively.
The total unrecognized compensation cost of $29.5 million for all unvested share awards outstanding at June 30, 2020 will be recognized over a weighted average remaining period of 2.75 years.
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
A summary of activity related to executive share-based awards for the period indicated follows:

	RSU	PSU
Unvested executive share-based awards outstanding, December 31, 2019	112,116	125,088
Granted	106,731	106,731
Unvested executive share-based awards outstanding, June 30, 2020	218,847	231,819

Unvested executive share-based awards outstanding, December 31, 2018	90,612	99,874
Granted	73,062	73,062
Unvested executive share-based awards outstanding, June 30, 2019	163,674	172,936
The total liability for the share units was $2.9 million at June 30, 2020. The total unrecognized compensation cost of $6.2 million for these share units at June 30, 2020 will be recognized over a weighted average remaining period of 2.45 years.
Incentive awards
The Company's annual incentive compensation arrangements for employees other than those eligible for the executive share-based awards discussed above provide for settlement through a combination of cash payments and unvested share awards following the end of the annual performance period. The dollar value of share awards to be granted is based on the achievement of performance criteria established in the incentive arrangements. The number of shares of common stock to be awarded is variable based on the closing price of the Company's stock on the date of grant; therefore, these awards are initially classified as

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

liability instruments, with compensation cost recognized from the beginning of the performance period. Awards related to performance periods prior to 2019 vest over three years and awards related to the 2019 and 2020 performance periods vest in equal installments over a period of four years from the date of grant. These awards are included in the summary of activity related to unvested share awards above. The total liability and unrecognized compensation cost for incentive share awards for the 2020 performance period was not material. The accrued liability and unrecognized compensation cost are based on management's current estimate of the likely outcome of the performance criteria established in the incentive arrangements and may differ from actual results.
The 644,300 unvested share awards granted during the six months ended June 30, 2020, as discussed above, included 114,936 unvested share awards granted under the Company's annual incentive compensation arrangements based on the achievement of established performance criteria for the year ended December 31, 2019.
Option Awards
A summary of activity related to stock option awards for the six months ended June 30, 2020 and 2019 follows:

	Number of Option Awards	Weighted Average Exercise Price
Option awards outstanding, December 31, 2019	737,753	$26.64
Exercised	(60,000)	25.48
Option awards outstanding and exercisable, June 30, 2020	677,753	$26.74

Option awards outstanding, December 31, 2018	964,840	$26.53
Exercised	(3,910)	11.14
Canceled or forfeited	(1,960)	63.74
Option awards outstanding, June 30, 2019	958,970	$26.52
The intrinsic value of options exercised and related tax benefits was immaterial for the six months ended June 30, 2020 and 2019.
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
June 30, 2020

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
The following tables present assets and liabilities measured at fair value on a recurring basis at the dates indicated (in thousands):

	June 30, 2020
	Level 1	Level 2	Total
Investment securities available for sale:
U.S. Treasury securities	$77,180	$—	$77,180
U.S. Government agency and sponsored enterprise residential MBS	—	2,379,840	2,379,840
U.S. Government agency and sponsored enterprise commercial MBS	—	464,277	464,277
Private label residential MBS and CMOs	—	1,116,086	1,116,086
Private label commercial MBS	—	2,043,620	2,043,620
Single family rental real estate-backed securities	—	618,207	618,207
Collateralized loan obligations	—	1,128,753	1,128,753
Non-mortgage asset-backed securities	—	261,531	261,531
State and municipal obligations	—	259,495	259,495
SBA securities	—	245,942	245,942
Marketable equity securities	88,697	—	88,697
Servicing rights	—	7,291	7,291
Derivative assets	—	145,802	145,802
Total assets at fair value	$165,877	$8,670,844	$8,836,721
Derivative liabilities	$—	$(52,013)	$(52,013)
Total liabilities at fair value	$—	$(52,013)	$(52,013)

BANKUNITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
June 30, 2020

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
June 30, 2020

The following tables present the carrying value of assets for which non-recurring changes in fair value have been recorded for the periods indicated (in thousands):

	June 30, 2020				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
OREO and repossessed assets	$—	$—	$4,401	$4,401	$(243)	$(360)
Impaired loans	$—	$—	$101,353	$101,353	$(23,545)	$(42,221)
Operating lease equipment	$—	$—	$839	$839	$—	$(691)

	June 30, 2019				Losses from Fair Value Changes
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
OREO and repossessed assets	$—	$—	$1,557	$1,557	$(203)	$(221)
Impaired loans	$—	$—	$15,385	$15,385	$(529)	$(279)
The following table presents the carrying value and fair value of financial instruments and the level within the fair value hierarchy in which those measurements are classified at the dates indicated (dollars in thousands):

		June 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	1	$402,231	$402,231	$214,673	$214,673
Investment securities	1/2	$8,693,628	$8,694,622	$7,769,237	$7,769,949
Non-marketable equity securities	2	$233,051	$233,051	$253,664	$253,664
Loans held for sale	2	$2,623	$2,802	$37,926	$39,731
Loans, net	3	$23,568,766	$24,024,615	$23,046,317	$23,350,684
Derivative assets	2	$145,802	$145,802	$43,686	$43,686
Liabilities:
Demand, savings and money market deposits	2	$19,339,621	$19,339,621	$17,047,344	$17,047,344
Time deposits	2	$6,730,803	$6,762,832	$7,347,247	$7,377,301
Federal funds purchased	2	$100,000	$100,000	$100,000	$100,000
FHLB and PPPLF borrowings	2	$4,650,599	$4,648,739	$4,480,501	$4,500,969
Notes and other borrowings	2	$722,332	$779,966	$429,338	$473,327
Derivative liabilities	2	$52,013	$52,013	$19,029	$19,029

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
June 30, 2020

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
Total lending related commitments outstanding at June 30, 2020 were as follows (in thousands):

Commitments to fund loans	$770,860
Commitments to purchase loans	733,451
Unfunded commitments under lines of credit	3,145,104
Commercial and standby letters of credit	88,438
$4,737,853

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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to focus on significant matters impacting and changes in the financial condition and results of operations of the Company during the six months ended June 30, 2020 and should be read in conjunction with the consolidated financial statements and notes hereto included in this Quarterly Report on Form 10-Q and BKU's 2019 Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K”).
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
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The initial response to the pandemic by governmental authorities included implementation of numerous measures attempting to contain the spread and impact of COVID-19 such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activities, including in major markets in which the Company and its clients are located or do business. While many of these restrictions are beginning to ease and economic activity has started to resume, the COVID-19 pandemic and these necessary precautionary measures have negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and led to sharp declines in GDP and increases in unemployment levels. The response of the U.S. Government to the crisis was swift and broad-based. The government has taken a series of actions to support individuals, households and businesses that have been negatively impacted by the economic disruption caused by the pandemic including enactment of the CARES Act. The Federal Reserve also enacted a suite of facilities using its emergency lending powers designed to support liquidity and the flow of credit. Banking regulators reduced reserve requirements and enacted rules designed to support financial institutions in their efforts to work with customers during this time. The situation continues to evolve, and there remains a high level of uncertainty about the future trajectory of the virus and its impact on the economy.
A summary of the effects the COVID-19 pandemic has had on our Company and of our expectations about how our Company may be impacted in the future follows. These matters are discussed in further detail throughout this Form 10-Q.
Our results of operations and financial condition at and for the three and six months ended June 30, 2020 were impacted by the COVID-19 pandemic.

•
Deteriorating economic conditions and a worsening forward looking economic forecast led to a higher provision for credit losses and ACL during the six months ended June 30, 2020. There continues to be significant uncertainty as to the impact of the COVID-19 crisis on future credit loss expense and future levels of the ACL, but they may be more volatile and may change materially from current levels.

•
Levels of criticized and classified assets increased at June 30, 2020, largely as a result of the COVID-19 pandemic. Additionally, a significant number of borrowers have requested relief in the form of temporary payment deferrals. Beginning late in the first quarter of 2020 and continuing through the second quarter, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals in light of the COVID-19 pandemic. At June 30, 2020, we had not experienced an increase in non-performing assets as a result of the pandemic. It is difficult to predict when, if, or to what extent levels of non-performing assets and delinquencies will increase as a result of the pandemic, although they may do so. Similarly, charge-offs may increase. These impacts may manifest in a delayed fashion due to the impact of temporary payment deferrals and various forms of government assistance that our borrowers may receive.

•	The level of loan origination activity, outside of our participation in the PPP, was lower in the second quarter as a result of the pandemic.
Our share price has been negatively impacted by the COVID-19 crisis. We temporarily suspended our share repurchase program, utilizing our capital to provide support to customers through lending and other services.
We raised $300 million in subordinated debt to strengthen our capital position during this challenging economic environment.
Although we took significant measures to prepare for possible disruptions in liquidity, we have not experienced such disruptions to date and continue to have sufficient levels of available liquidity.
The pandemic has impacted our operations. Currently, the substantial majority of our non-branch employees are working remotely. We did not experience any significant operational difficulties, technology failures or outages, or customer service disruptions in our transition to a remote work environment. 76% of our branches remain open to serve customers via drive-through or lobby appointments, operating with reduced hours. Generally, branch locations without drive-through facilities are temporarily closed. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment. We have put mechanisms in place to allow us to evaluate all significant modifications to processes and procedures to insure continued effectiveness of our controls. We have not identified any instances in which our control environment has failed to operate effectively.
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

In response to the pandemic, we have prioritized risk management and implemented a number of measures to support our customers and employees. Specifically, we have:

•	Activated and continue to operate under our business continuity plan under the leadership of executive management.

•	Enhanced liquidity monitoring and management protocols.

•	Maintained a regular cadence of Board of Directors update calls.

•	Enhanced the level and frequency of pro-active outreach to borrowers and our portfolio management activities.

•	Segregated certain segments of the loan portfolio for enhanced monitoring.

•	Enhanced our workout and recovery staffing and processes.

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

•
Enhanced personal protective measures for employees working at our corporate locations and begun planning for the eventual return to office of a larger percentage of our workforce, when conditions permit. We have not yet set a definite date to begin a phased return to office.

•	Supported our clients through participating in the Small Business Administration’s PPP, and granting payment deferrals and fee waivers on a case-by-case basis.

•	Temporarily halted new residential foreclosure actions.
We remain confident in our long-term underlying strength and stability, and our ability to navigate these challenging conditions.
Overview
Quarterly Highlights
In evaluating our financial performance, we consider the level of and trends in net interest income, the net interest margin, the cost of deposits, levels and composition of non-interest income and non-interest expense, performance ratios such as the return on average equity and return on average assets and asset quality ratios, including the ratio of non-performing loans to total loans, non-performing assets to total assets, trends in criticized and classified assets and portfolio delinquency and charge-off trends. We consider growth in earning assets and deposits, trends in funding mix and cost of funds. We analyze these ratios and trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions.
Quarterly highlights include:

•
Net income for the three months ended June 30, 2020 was $76.5 million, or $0.80 per diluted share, compared to $81.5 million, or $0.81 per diluted share, for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income was $45.6 million, or $0.47 per diluted share, compared to $147.4 million, or $1.45 per diluted share, for the six months ended June 30, 2019. Results for the six months ended June 30, 2020 were negatively impacted by the application of the CECL accounting methodology, including the expected impact of COVID-19 on the provision for credit losses.

•
PPNR improved by $37.3 million, or 44%, to $122.3 million for the three months ended June 30, 2020 compared to $85.0 million for the immediately preceding three months ended March 31, 2020 and by $16.2 million, compared to $106.1 million for the three months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, PPNR was $207.3 million and $206.6 million, respectively.

•
The net interest margin, calculated on a tax-equivalent basis, increased to 2.39% for the three months ended June 30, 2020 from 2.35% for the immediately preceding quarter. The net interest margin was 2.52% for the three months ended June 30, 2019. The yield on interest earnings assets declined by 0.44% while the cost of interest bearing liabilities declined by 0.60% for the three months ended June 30, 2020 compared to the three months ended March 31, 2020.

•
The average cost of total deposits declined to 0.80% for the quarter ended June 30, 2020 compared to 1.70% for the quarter ended June 30, 2019. On a spot basis, the APY on total deposits declined to 0.65% at June 30, 2020.

•
The provision for credit losses totaled $25.4 million for the three months ended June 30, 2020. The provision for credit losses was $150.8 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Company recorded a provision for (recovery of) loan losses, under the incurred loss model, of $(2.7) million and $7.5 million, respectively.

•
Non-interest bearing demand deposits grew by $1.3 billion, or 28%, for the three months ended June 30, 2020, to 23% of total deposits compared to 18% of total deposits at March 31, 2020. Total deposits increased by $1.1 billion during the three months ended June 30, 2020. Growth in non-interest bearing demand deposits for the three months ended June 30, 2020 was positively impacted by proceeds from PPP loans.

•
Loans and leases, including operating lease equipment, grew by $656 million for the three months ended June 30, 2020. Loan and lease growth for the three months ended June 30, 2020 included growth of $827 million in PPP loans and $308 million in mortgage warehouse outstandings, partially offset by expected declines in certain other portfolio segments. We funded over 3,500 PPP loans totaling $876 million during the three months ended June 30, 2020.

•
The net unrealized loss on investment securities available for sale improved to $2.6 million at June 30, 2020 from $249.8 million at March 31, 2020, in response to both declines in market rates and tightening spreads.

•
Stockholders' equity increased by $238.9 million during the three months ended June 30, 2020 to $2.8 billion. The increase was driven by the recovery of $180.6 million in accumulated other comprehensive income related to the reduction in unrealized losses on investment securities available for sale and by the retention of earnings. At June 30, 2020, book value per common share and tangible book value per common share were $29.81 and $28.97, respectively.

•
During the three months ended June 30, 2020, the Company completed an underwritten public offering of $300 million aggregate principal amount of its 5.125% subordinated notes, augmenting Tier 2 capital.

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

	Three Months Ended June 30,			Three Months Ended March 31,			Three Months Ended June 30,
	2020			2020			2019
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,534,684	$217,691	3.71%	$22,850,065	238,108	4.18%	$22,505,138	$253,766	4.52%
Investment securities (3)	8,325,217	51,684	2.48%	8,107,649	56,951	2.81%	8,187,518	73,867	3.61%
Other interest earning assets	765,848	2,908	1.53%	646,628	3,720	2.31%	525,563	5,069	3.87%
Total interest earning assets	32,625,749	272,283	3.35%	31,604,342	298,779	3.79%	31,218,219	332,702	4.27%
Allowance for credit losses	(254,396)			(138,842)			(117,206)
Non-interest earning assets	1,976,398			1,749,752			1,589,286
Total assets	$34,347,751			$33,215,252			$32,690,299
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,448,545	4,722	0.78%	$2,173,628	6,959	1.29%	$1,773,912	6,225	1.41%
Savings and money market deposits	10,450,310	17,447	0.67%	10,412,202	37,756	1.46%	10,924,580	52,191	1.92%
Time deposits	7,096,097	28,018	1.59%	7,510,070	38,107	2.04%	6,944,862	41,571	2.40%
Total interest bearing deposits	19,994,952	50,187	1.01%	20,095,900	82,822	1.66%	19,643,354	99,987	2.04%
Short term borrowings	119,835	32	0.11%	94,066	367	1.57%	127,242	771	2.42%
FHLB and PPPLF borrowings	4,961,376	21,054	1.71%	4,414,830	25,084	2.29%	5,028,418	30,263	2.41%
Notes and other borrowings	493,278	6,168	5.00%	429,099	5,290	4.93%	405,726	5,325	5.25%
Total interest bearing liabilities	25,569,441	77,441	1.22%	25,033,895	113,563	1.82%	25,204,740	136,346	2.17%
Non-interest bearing demand deposits	5,313,009			4,368,553			3,932,716
Other non-interest bearing liabilities	820,439			749,100			601,703
Total liabilities	31,702,889			30,151,548			29,739,159
Stockholders' equity	2,644,862			3,063,704			2,951,140
Total liabilities and stockholders' equity	$34,347,751			$33,215,252			$32,690,299
Net interest income		$194,842			$185,216			$196,356
Interest rate spread			2.13%			1.97%			2.10%
Net interest margin			2.39%			2.35%			2.52%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $3.8 million and $4.4 million, and the tax-equivalent adjustment for tax-exempt investment securities was $0.8 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)	Average Balance	Interest (1)(2)	Yield/ Rate (1)(2)
Assets:
Interest earning assets:
Loans	$23,192,374	$455,799	3.94%	$22,241,262	$498,776	4.51%
Investment securities (3)	8,216,433	108,635	2.64%	8,353,116	151,474	3.63%
Other interest earning assets	706,238	6,628	1.89%	510,933	9,921	3.91%
Total interest earning assets	32,115,045	571,062	3.57%	31,105,311	660,171	4.26%
Allowance for credit losses	(196,619)			(114,157)
Non-interest earning assets	1,863,074			1,596,565
Total assets	$33,781,500			$32,587,719
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$2,311,086	11,681	1.02%	$1,738,393	11,864	1.38%
Savings and money market deposits	10,431,256	55,203	1.06%	11,187,818	105,008	1.89%
Time deposits	7,303,083	66,125	1.82%	6,926,041	80,536	2.34%
Total interest bearing deposits	20,045,425	133,009	1.33%	19,852,252	197,408	2.01%
Short term borrowings	106,951	399	0.75%	132,282	1,596	2.41%
FHLB and PPPLF borrowings	4,688,102	46,138	1.98%	4,845,337	57,637	2.40%
Notes and other borrowings	461,188	11,458	4.97%	405,547	10,633	5.24%
Total interest bearing liabilities	25,301,666	191,004	1.52%	25,235,418	267,274	2.13%
Non-interest bearing demand deposits	4,840,781			3,769,828
Other non-interest bearing liabilities	784,770			629,123
Total liabilities	30,927,217			29,634,369
Stockholders' equity	2,854,283			2,953,350
Total liabilities and stockholders' equity	$33,781,500			$32,587,719
Net interest income		$380,058			$392,897
Interest rate spread			2.05%			2.13%
Net interest margin			2.37%			2.53%

(1)
On a tax-equivalent basis where applicable. The tax-equivalent adjustment for tax-exempt loans was $7.5 million and $8.8 million, and the tax-equivalent adjustment for tax-exempt investment securities was $1.6 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Annualized.

(3)	At fair value except for securities held to maturity.
Three months ended June 30, 2020 compared to the immediately preceding three months ended March 31, 2020
Net interest income, calculated on a tax-equivalent basis, was $194.8 million for the three months ended June 30, 2020 compared to $185.2 million for the three months ended March 31, 2020, an increase of $9.6 million, comprised of decreases in tax-equivalent interest income and interest expense of $26.5 million and $36.1 million, respectively. The decreases in both tax-equivalent interest income and interest expense resulted from decreases in market interest rates, partially offset by the impact of increases in average interest earnings assets and average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.39% for the three months ended June 30, 2020, compared to 2.35% for the three months ended March 31, 2020. The interest rate spread increased to 2.13% for the quarter ended June 30, 2020 from 1.97% for the three months ended March 31, 2020 as declines in the cost of interest bearing liabilities outpaced declines in the yield on interest earning assets.

Offsetting factors contributing to the increase in the net interest margin for the three months ended June 30, 2020 compared to the three months ended March 31, 2020 included:

•
The most significant factor leading to the increase in the net interest margin for the quarter ended June 30, 2020 compared to the three months ended March 31, 2020 was the decline in the cost of deposits. The average rate on interest bearing deposits decreased to 1.01% for the three months ended June 30, 2020, from 1.66% for the three months ended March 31, 2020, reflecting initiatives taken to lower rates paid on deposits following actions by the Fed in the fourth quarter of 2019 and first quarter of 2020. We expect the cost of interest bearing deposits to continue to decline.

•
For the three months ended June 30, 2020, the increase in average non-interest bearing demand deposits as a percentage of average total deposits also positively impacted the cost of deposits and the net interest margin.

•
The average rate paid on borrowings declined to 1.97% for the three months ended June 30, 2020, from 2.51% for the three months ended March 31, 2020, reflecting declines in rates on overnight and short-term FHLB advances as well as the impact of PPPLF borrowings priced at rates lower than the average rate paid by the Company on its borrowings.

•
The tax-equivalent yield on loans decreased to 3.71% for the three months ended June 30, 2020, from 4.18% for the three months ended March 31, 2020. The most significant factor contributing to this decrease was the decline in benchmark interest rates, which impacted the level of prepayments of higher rate loans as well as rates earned on both existing floating rate assets and new production. The addition of lower yielding PPP loans to the balance sheet also contributed to the decline in the yield on loans.

•
The tax-equivalent yield on investment securities decreased to 2.48% for the three months ended June 30, 2020 from 2.81% for the three months ended March 31, 2020. The most significant factor contributing to this decrease was the impact of decreases in benchmark interest rates on both existing floating rate assets and new securities added to the portfolio.

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net interest income, calculated on a tax-equivalent basis, was $194.8 million for the three months ended June 30, 2020 compared to $196.4 million for the three months ended June 30, 2019, a decrease of $1.5 million. Net interest income, calculated on a tax-equivalent basis, was $380.1 million for the six months ended June 30, 2020 compared to $392.9 million for the six months ended June 30, 2019, a decrease of $12.8 million. The decreases in net interest income were comprised of decreases in tax-equivalent interest income of $60.4 million and $89.1 million and decreases in interest expense of $58.9 million and $76.3 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019.
The decreases in tax-equivalent interest income and tax-equivalent interest expense resulted from decreases in market interest rates, partially offset by the impact of increases in average interest earning assets and average interest bearing liabilities.
The net interest margin, calculated on a tax-equivalent basis, was 2.39% for the three months ended June 30, 2020, compared to 2.52% for the three months ended June 30, 2019. The interest rate spread increased to 2.13% for the quarter ended June 30, 2020 from 2.10% for the three months ended June 30, 2019 as declines in the cost of interest bearing liabilities outpaced declines in the yield on interest earning assets.
Offsetting factors contributing to the decrease in the net interest margin for the three and six months ended June 30, 2020 compared to comparable periods of the prior year included:

•
The average rate on interest bearing deposits decreased to 1.01% and 1.33% for the three and six months ended June 30, 2020, from 2.04% and 2.01% for the three and six months ended June 30, 2019, reflecting initiatives taken to decrease the rate paid on deposits.

•	The average rate on borrowings declined to 1.97% and 2.22%% for the three and six months ended June 30, 2020, from 2.62% and 2.61%% for the three and six months ended June 30, 2019.

•
The tax-equivalent yield on loans decreased to 3.71% and 3.94% for the three and six months ended June 30, 2020, from 4.52% and 4.51% for the three and six months ended June 30, 2019, due primarily to declines in benchmark interest rates.

•
The tax-equivalent yield on investment securities decreased to 2.48% and 2.64% for the three and six months ended June 30, 2020 from 3.61% and 3.63% for the three and months ended June 30, 2019. The most significant factors contributing to this decrease were decreases in benchmark interest rates impacting new purchases of investments and re-pricing of variable rate securities, and to a lesser extent, increased prepayment speeds.
Provision for Credit Losses
The provision for credit losses is a charge to earnings required to maintain the ACL at a level consistent with management’s estimate of expected credit losses on financial assets carried at amortized cost at the balance sheet date. The amount of the provision is impacted by changes in current economic conditions as well as in management's reasonable and supportable economic forecast, loan originations and runoff, changes in portfolio mix, risk rating migration and portfolio seasoning, the level of charge-offs, changes in specific reserves, changes in expected prepayment speeds and other assumptions. The provision for credit losses also includes an amount related to off-balance sheet credit exposures. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. See “Analysis of the Allowance for Credit Losses” below for more information about how we determine the appropriate level of the ACL.
For the three and six months ended June 30, 2020, the provision for (recovery of) credit losses totaled $25.4 million and $150.8 million, respectively, which included $(6.2) million and $2.6 million, respectively, related to off-balance sheet credit exposures. The provision for credit losses for the three and six months ended June 30, 2020 was determined using the CECL methodology and reflected management's estimate of the expected negative economic impact of the COVID-19 pandemic.
For the three and six months ended June 30, 2019, the Company recorded a provision for (recovery of) loan losses, under the incurred loss methodology, of $(2.7) million and $7.5 million, respectively.
The evolving COVID-19 situation may lead to increased volatility in the provision for credit losses and if economic forecasts deteriorate further as a result of COVID-19, the provision for credit losses and the ACL will likely increase.
Non-Interest Income
The following table presents a comparison of the categories of non-interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deposit service charges and fees	$3,701	$4,290	$7,887	$8,120
Gain on sale of loans:
Guaranteed portions of SBA loans	375	848	1,569	2,635
GNMA early buyout loans	3,951	1,273	6,206	2,192
Other	—	—	17	230
Gain on sale of loans, net	4,326	2,121	7,792	5,057
Gain on investment securities:
Net realized gains on sale of AFS	5,723	3,915	7,253	8,232
Net unrealized gains (losses) on marketable equity securities	1,113	201	(3,870)	1,669
Gain on investment securities, net	6,836	4,116	3,383	9,901
Lease financing	16,150	17,005	31,631	34,191
Other non-interest income	7,338	7,805	10,956	14,323
Non-interest income	$38,351	$35,337	$61,649	$71,592
Deposit service charges for the quarter ended June 30, 2020 were impacted by fee waivers related to COVID-19 and to lower levels of activity, also related to COVID-19.
The increase in gain on sale of GNMA early buyout loans for the three and six months ended June 30, 2020 compared to the comparable periods of 2019 resulted from an increase in the volume of activity.
The decrease in gains on guaranteed portions of SBA loans period over period is a result of declining origination volume of SBA loans, impacted by our focus on PPP lending during the second quarter of 2020.
The net unrealized loss on marketable equity securities for the six months ended June 30, 2020 was primarily due to a $5.0 million unrealized loss recorded during the first quarter, resulting from the impact on markets of the COVID-19 crisis; this improved to a gain of $1.1 million for the quarter ended June 30, 2020.

The decrease in income from lease financing for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, is primarily attributed to the increase in operating lease equipment off-lease.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee compensation and benefits	$48,877	$57,251	$107,764	$122,484
Occupancy and equipment	11,901	13,991	24,270	27,157
Deposit insurance expense	4,806	5,027	9,209	9,068
Professional fees	3,131	6,937	6,335	14,808
Technology and telecommunications	14,025	12,013	26,621	23,181
Depreciation of operating lease equipment	12,219	11,489	24,822	23,301
Other non-interest expense	11,411	13,377	26,217	26,776
Total non-interest expense	$106,370	$120,085	$225,238	$246,775
Less:
Depreciation of operating lease equipment	(12,219)	(11,489)	(24,822)	(23,301)
Loss on debt extinguishment			—	—
Costs incurred directly related to implementation of BankUnited 2.0	(255)	(6,217)	(334)	(12,109)
COVID-19 expenses	(1,519)	—	(1,519)	—
Recurring operating expenses (1)	$92,377	$102,379	$198,563	$211,365

(1)
Recurring operating expenses is a non-GAAP measure. See section entitled "Non-GAAP Financial Measures" below for reconciliation of non-GAAP financial measurements to their comparable GAAP financial measurements.

Employee compensation and benefits
Employee compensation and benefits declined by $8.4 million and $14.7 million for the three and six months ended June 30, 2020, respectively as compared to the three and six months ended June 30, 2019, primarily due to a reduction in headcount related to our BankUnited 2.0 initiative. Lower variable compensation costs and the impact of a declining stock price on liability-classified awards also contributed to reduced expense levels.
Professional fees
Professional fees decreased by $3.8 million and $8.5 million for the three and six months ended June 30, 2020, respectively as compared to the three and six months ended June 30, 2019. The decrease was primarily due to the consulting services in 2019 related to our BankUnited 2.0 initiative.
Other non-interest expense
The most significant components of other non-interest expense are advertising, promotion and business development, costs related to lending activities, loan servicing and deposit generation, insurance, expenses related to workouts and foreclosures, regulatory examination assessments, travel and general office expense.
For both the quarter and six months ended June 30, 2020, non-interest expense included approximately $1.5 million related directly to COVID-19, the most significant of which include technology and consulting costs related to our participation in the PPP, laptops and other equipment to facilitate employees working remotely and costs related to cleaning, sanitizing and personal protective equipment.
Income Taxes
The Company’s effective income tax rate was 21.0% and 19.3% for the three and six months ended June 30, 2020, respectively, and 25.2% and 25.9% for the three and six months ended June 30, 2019, respectively. See Note 6 to the consolidated financial statements for information about income taxes.

Analysis of Financial Condition
Average interest-earning assets increased $1.0 billion to $32.1 billion for the six months ended June 30, 2020 from $31.1 billion for the six months ended June 30, 2019. This increase was driven by a $951 million increase in the average balance of outstanding loans, offset by a $137 million decrease in the average balance of investment securities.
Average interest bearing liabilities was consistent for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Average non-interest bearing deposits increased by $1.1 billion to $4.8 billion for the six months ended June 30, 2020.
Investment Securities
The following table shows the amortized cost and carrying value, which, with the exception of investment securities held to maturity, is fair value, of investment securities at the dates indicated (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
U.S. Treasury securities	$75,217	$77,180	$70,243	$70,325
U.S. Government agency and sponsored enterprise residential MBS	2,371,729	2,379,840	2,018,853	2,022,175
U.S. Government agency and sponsored enterprise commercial MBS	455,344	464,277	366,787	370,976
Private label residential MBS and CMOs	1,101,390	1,116,086	1,001,337	1,012,177
Private label commercial MBS	2,075,683	2,043,620	1,719,228	1,724,684
Single family rental real estate-backed securities	608,019	618,207	467,459	470,025
Collateralized loan obligations	1,166,929	1,128,753	1,204,905	1,197,366
Non-mortgage asset-backed securities	255,854	261,531	194,171	194,904
State and municipal obligations	239,502	259,495	257,528	273,302
SBA securities	247,914	245,942	359,808	362,731
Investment securities held to maturity	10,000	10,000	10,000	10,000
	$8,607,581	8,604,931	$7,670,319	7,708,665
Marketable equity securities		88,697		60,572
		$8,693,628		$7,769,237
Our investment strategy has focused on insuring adequate liquidity, maintaining a suitable balance of high credit quality, diverse assets, managing interest rate risk, and generating acceptable returns given our established risk parameters. We have sought to maintain liquidity by investing a significant portion of the portfolio in high quality liquid securities including U.S. Treasury securities, GNMA securities, SBA securities and U.S. Government Agency MBS. Investment grade municipal securities provide liquidity and attractive tax-equivalent yields. We have also invested in highly rated structured products, including private-label commercial and residential MBS, collateralized loan obligations, single family rental real estate-backed securities and non-mortgage asset-backed securities that, while somewhat less liquid, provide us with attractive yields. Relatively short effective portfolio duration helps mitigate interest rate risk. Based on the Company’s assumptions, the estimated weighted average life of the investment portfolio as of June 30, 2020 was 4.4 years. The effective duration of the investment portfolio as of June 30, 2020 was 1.3 years . The model results are based on assumptions that may differ from actual results.

The investment securities available for sale portfolio was in a net unrealized loss position of $2.6 million at June 30, 2020, having recovered substantially from a net unrealized loss position of $249.8 million at the prior quarter end. Net unrealized losses included $98.4 million of gross unrealized gains and $101.1 million of gross unrealized losses. Investment securities available for sale in an unrealized loss position at June 30, 2020 had an aggregate fair value of $4.3 billion. The majority of the unrealized losses at June 30, 2020 related to the private label CMBS and CLO portfolio segments, which were in net unrealized loss positions of $32.1 million and $38.2 million, respectively. Comparatively, at March 31, 2020 the private label CMBS and CLO portfolios were in net unrealized loss positions of $123.8 million and $74.7 million, respectively. Unrealized losses at June 30, 2020 were primarily attributable to widening spreads, resulting in large part from market response to, and dislocation in the wake of, the COVID-19 pandemic. The ratings distribution of our AFS securities portfolio at June 30, 2020 is depicted in the chart below:
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
No securities were determined to be credit loss impaired during the six months ended June 30, 2020 or other than temporarily impaired during the six months ended June 30, 2019. We do not intend to sell securities in significant unrealized loss positions at June 30, 2020. Based on an assessment of our liquidity position and internal and regulatory guidelines for permissible investments and concentrations, it is not more likely than not that we will be required to sell securities in significant unrealized loss positions prior to recovery of amortized cost basis, which may be at maturity.
The timely payment of principal and interest on securities issued by the U.S. government, U.S. government agencies and U.S. government sponsored enterprises is explicitly or implicitly guaranteed by the U.S. Government. As such, there is an assumption of zero credit loss and the Company expects to recover the entire amortized cost basis of these securities.
None of our impaired private label securities had missed principal or interest payments or had been downgraded by a NRSRO at June 30, 2020. The Company performed an analysis comparing the present value of cash flows expected to be collected to the amortized cost basis of impaired securities. This analysis was based on a scenario that we believe to be generally more severe than our reasonable and supportable economic forecast at June 30, 2020, and incorporated assumptions about voluntary prepayment rates, collateral defaults, delinquencies, severity and other relevant factors. Our analysis also considered the structural characteristics of each security and the level of credit enhancement provided by that structure. Based on the results of this analysis, we expect to recover the entire amortized cost basis of the impaired private label AFS securities. Further information about the portfolio segments evidencing the largest unrealized losses at June 30, 2020, the CMBS and CLO portfolio segments, follows.
For private label CMBS, our analysis of cash flows expected to be collected incorporated assumptions about collateral default rates, voluntary prepayment rates, loss severity, delinquencies and recovery lag. In developing those assumptions, we took into account collateral quality and type, loan size, loan purpose and other qualitative factors. We also regularly monitor collateral watchlists, bankruptcy data, special servicing trends, delinquency and other economic data which would indicate further stress in the sector.
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
The following table presents the distribution of the third-party ratings and subordination levels compared to average stress scenario losses based on our credit loss impairment analysis of the CMBS and CLOs at June 30, 2020:

			Subordination			Weighted Average Stress Scenario Loss
	Rating	Percent of Total	Minimum	Maximum	Average
Private label CMBS	AAA	83.0%	29.4%	54.5%	43.1%	12.8%
	AA	12.0%	31.1%	81.8%	37.2%	11.4%
	A	5.0%	21.5%	68.7%	28.8%	11.9%
Weighted average		100.0%	29.2%	58.5%	41.6%	12.6%

CLOs	AAA	84.0%	36.1%	48.2%	43.0%	20.7%
	AA	13.0%	26.9%	40.4%	32.4%	22.0%
	A	3.0%	24.9%	29.5%	26.7%	25.0%
Weighted average		100.0%	34.5%	46.6%	41.1%	21.0%
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
The majority of our investment securities are classified within level 2 of the fair value hierarchy. U.S. Treasury securities and marketable equity securities are classified within level 1 of the hierarchy. We continue to monitor the impact of the COVID-19 pandemic on markets, and on our ability to price securities in our portfolio. While, particularly at the onset of the pandemic, we observed increased volatility and dislocation, we believe the fiscal and monetary response to the crisis has been effective in supporting liquidity and stabilizing markets. To date, circumstances have not led to a change in the categorization of our fair value estimates within the fair value hierarchy.
For additional discussion of the fair values of investment securities, see Note 10 to the consolidated financial statements.

The following table shows the scheduled maturities, carrying values and prospective yields for investment securities available for sale as of June 30, 2020, as well as the carrying value and yield of marketable equity securities. Scheduled maturities have been adjusted for anticipated prepayments when applicable. Yields on tax-exempt securities have been calculated on a tax-equivalent basis, based on a federal income tax rate of 21% (dollars in thousands):

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$77,180	1.71%	$—	—%	$—	—%	$—	—%	$77,180	1.71%
U.S. Government agency and sponsored enterprise residential MBS	229,123	1.11%	1,051,085	0.99%	865,614	0.96%	234,018	0.89%	2,379,840	0.98%
U.S. Government agency and sponsored enterprise commercial MBS	3,433	1.88%	49,877	2.08%	258,846	1.06%	152,121	1.48%	464,277	1.31%
Private label residential MBS and CMOs	379,488	3.27%	579,159	3.07%	127,964	2.88%	29,475	2.50%	1,116,086	3.10%
Private label commercial MBS	75,949	3.37%	1,587,327	2.03%	350,148	2.34%	30,196	3.03%	2,043,620	2.15%
Single family rental real estate-backed securities	3,788	2.96%	297,246	3.10%	317,173	1.51%	—	—%	618,207	2.27%
Collateralized loan obligations	55,507	1.76%	962,673	1.96%	110,573	2.47%	—	—%	1,128,753	2.00%
Non-mortgage asset-backed securities	32,763	2.89%	158,375	2.65%	68,737	2.27%	1,656	2.63%	261,531	2.58%
State and municipal obligations	7,219	2.53%	20,647	3.77%	180,309	3.99%	51,320	4.08%	259,495	3.95%
SBA securities	50,520	1.28%	124,110	1.23%	52,757	1.15%	18,555	1.06%	245,942	1.21%
	$914,970	2.37%	$4,830,499	1.99%	$2,332,121	1.69%	$517,341	1.60%	8,594,931	1.92%
Marketable equity securities with no scheduled maturity									88,697	7.13%
Total investment securities available for sale and marketable equity securities									$8,683,628	1.98%
Loans Held for Sale
Loans held for sale at June 30, 2020 included $3 million of the guaranteed portion of SBA loans held for sale in the secondary market. At December 31, 2019, loans held for sale included $28.6 million of the SBA loans held for sale and $9.3 million of other commercial loans transferred to held for sale. SBA loans are generally sold with servicing retained. Because of our focus on PPP lending in the second quarter, the origination volume of traditional SBA loans declined.

Loans
The loan portfolio comprises the Company’s primary interest-earning asset. The following tables show the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Residential and other consumer loans	$5,577,807	23.5%	$5,661,119	24.5%
Multi-family	1,893,753	7.9%	2,217,705	9.6%
Non-owner occupied commercial real estate	4,940,531	20.7%	5,030,904	21.7%
Construction and land	246,609	1.0%	243,925	1.1%
Owner occupied commercial real estate	2,041,346	8.6%	2,062,808	8.9%
Commercial and industrial	4,691,326	19.7%	4,655,349	20.1%
PPP	827,359	3.5%	—	—%
Pinnacle	1,242,506	5.1%	1,202,430	5.2%
Bridge - franchise finance	623,139	2.6%	627,482	2.6%
Bridge - equipment finance	589,785	2.5%	684,794	3.0%
Mortgage warehouse lending	1,160,728	4.9%	768,472	3.3%
Total loans	23,834,889	100.0%	23,154,988	100.0%
Allowance for credit losses	(266,123)		(108,671)
Loans, net	$23,568,766		$23,046,317
For the six months ended June 30, 2020, total loans grew by $680 million, primarily driven by $827 million in PPP loans and a $392 million increase in mortgage warehouse outstandings due to increased utilization. The decline in multi-family balances was driven primarily by continued runoff of the New York portfolio. Residential activity for the six months ended June 30, 2020 included purchases of approximately $529 million in GNMA early buyout loans, offset by approximately $400 million in re-poolings and paydowns. The residential portfolio, excluding GNMA early buyout loans, experienced a net decline of approximately $212 million driven by higher prepayment speeds in the current rate environment.
Residential mortgages and other consumer loans
The following table shows the composition of residential and other consumer loans at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
1-4 single family residential	$4,743,866	$4,953,936
Government insured residential	826,238	698,644
Other consumer loans	7,703	8,539
	$5,577,807	$5,661,119
The 1-4 single family residential loan portfolio, excluding government insured residential loans, is primarily comprised of loans purchased through established correspondent channels. 1-4 single family residential mortgage loans are primarily closed-end, first lien jumbo mortgages for the purchase or re-finance of owner occupied property. The loans have terms ranging from 10 to 30 years, with either fixed or adjustable interest rates. At June 30, 2020, $507 million or 11% were secured by investor-owned properties.
The Company acquires non-performing FHA and VA insured mortgages from third party servicers who have exercised their right to purchase these loans out of GNMA securitizations (collectively, "government insured pool buyout loans" or "buyout loans"). Buyout loans that re-perform, either through modification or self-cure, may be eligible for re-securitization. The Company and the servicer share in the economics of the sale of these loans into new securitizations. The balance of buyout loans totaled $805 million at June 30, 2020. The Company is not the servicer of these loans.

The following charts present the distribution of the 1-4 single family residential mortgage portfolio at the dates indicated:
The following table presents the five states with the largest geographic concentrations of 1-4 single family residential loans, excluding government insured residential loans, at the dates indicated (dollars in thousands):

	June 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
California	$1,333,404	28.1%	$1,280,243	25.8%
New York	1,072,564	22.6%	1,057,926	21.4%
Florida	548,488	11.6%	597,359	12.1%
Virginia	175,221	3.7%	189,869	3.8%
New Jersey	172,483	3.6%	189,018	3.8%
Others	1,441,706	30.4%	1,639,521	33.1%
	$4,743,866	100.0%	$4,953,936	100.0%
Commercial loans and leases
Commercial loans include commercial and industrial loans and leases, loans secured by owner-occupied commercial real-estate, multi-family properties and other income-producing non-owner occupied commercial real estate, a limited amount of construction and land loans, SBA loans, mortgage warehouse lines of credit, PPP loans, municipal loans and leases originated by Pinnacle and franchise and equipment finance loans and leases originated by Bridge.

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
The following table presents the distribution of commercial real estate loans by property type along with weighted average DSCRs and LTVs at June 30, 2020 (dollars in thousands).

	Amortized Cost	Percent of Total	Weighted Average DSCR	Weighted Average LTV
Office	$2,079,560	29.3%	2.17	59.0%
Multifamily	2,010,289	28.4%	1.77	56.0%
Retail	1,437,681	20.3%	1.61	59.3%
Warehouse/Industrial	783,387	11.1%	2.52	55.5%
Hotel	620,673	8.8%	1.59	57.1%
Other	149,303	2.1%	1.66	48.9%
	$7,080,893	100.0%	1.92	57.4%
DSCRs and LTVs in the table above are based on the most recent information available, which may not be fully reflective of the ultimate impact of the COVID-19 pandemic on borrowers' financial condition or property values.
The Company’s commercial real estate underwriting standards generally provide for loan terms of five to seven years, with amortization schedules of no more than thirty years. LTV ratios are typically limited to no more than 75%. Construction and land loans, included by property type in the table above, represented only 1% of the total loan portfolio at June 30, 2020. Construction and land loans are generally made for projects expected to stabilize within eighteen months of completion in sub-markets with strong fundamentals and, to a lesser extent, for-sale residential projects to experienced developers with a strong cushion between market prices and loan basis. 75% of the commercial real estate portfolio, including 79% and 76% of the retail and hotel segments, respectively, had LTVs less than 65% at June 30, 2020.

The New York legislature has enacted a number of rent regulation reform measures that generally have the impact of limiting landlords' ability to increase rents on stabilized units and to convert stabilized units to market rate units. The following table presents the amount of loans secured by New York multi-family properties in which some or all units are rent regulated at June 30, 2020 (in thousands):

Loans secured by stabilized properties subject to rent regulation	$957,439
Loans secured by non-stabilized properties subject to rent regulation	58,333
$1,015,772
We believe loans secured by non-stabilized properties may present a heightened level of risk as these loans were underwritten to expected cash flows upon stabilization; those expected cash flows may be impacted by the recent rent regulation reform measures.
The following tables present the distribution of stabilized rent-regulated multi-family loans, by DSCR and LTV at June 30, 2020 (in thousands):

DSCR
Less than 1.11	$101,129
1.11 - 1.24	284,101
1.25 - 1.50	288,910
1.51 or greater	283,299
$957,439

LTV
Less than 50%	$243,997
50% - 65%	610,258
66% - 75%	97,524
More than 75%	5,660
$957,439
The LTVs in the table above are based on the most recent appraisal obtained, which may not be fully reflective of changes in valuations that may result from the impact of the rent regulation reforms. Loans with DSCR less than 1.11 may be those with temporary vacancies or those for which expenses, particularly real estate taxes, have increased more rapidly than rents. Substantially all of the loans included in the tables above are current and performing.
Commercial and industrial loans are typically made to small, middle market and larger corporate businesses and not-for-profit entities and include equipment loans, secured and unsecured working capital facilities, formula-based loans, trade finance, SBA product offerings and business acquisition finance credit facilities. These loans may be structured as term loans, typically with maturities of five to seven years, or revolving lines of credit which may have multi-year maturities. The Bank also provides financing to state and local governmental entities generally within our geographic markets. Commercial loans included shared national credits totaling $2.6 billion at June 30, 2020, the majority of which were relationship based loans to borrowers in Florida and New York. The Bank makes loans secured by owner-occupied commercial real estate that typically have risk profiles more closely aligned with that of commercial and industrial loans than with other types of commercial real estate loans.

The following table presents the exposure in the commercial and industrial portfolio, including $2.0 billion of owner-occupied commercial real estate loans, by industry at June 30, 2020 (in thousands):

	Amortized Cost	Percent of Total
Finance and Insurance	$1,007,480	15.1%
Wholesale Trade	719,847	10.7%
Educational Services	640,657	9.5%
Transportation and Warehousing	507,305	7.5%
Health Care and Social Assistance	472,793	7.0%
Manufacturing	375,569	5.6%
Accommodation and Food Services	358,635	5.3%
Retail Trade	332,421	4.9%
Information	298,465	4.4%
Real Estate and Rental and Leasing	288,045	4.3%
Professional, Scientific, and Technical Services	277,081	4.1%
Construction	273,685	4.1%
Public Administration	244,967	3.6%
Administrative and Support and Waste Management	239,441	3.5%
Other Services (except Public Administration)	238,933	3.5%
Arts, Entertainment, and Recreation	215,999	3.2%
Utilities	188,808	2.8%
Other	52,541	0.9%
	$6,732,672	100.0%
Through its commercial lending subsidiaries, Pinnacle and Bridge, the Bank provides equipment and franchise financing on a national basis using both loan and lease structures. Pinnacle provides essential use equipment financing to state and local governmental entities directly and through vendor programs and alliances. Pinnacle offers a full array of financing structures including equipment lease purchase agreements and direct (private placement) bond re-fundings and loan agreements. Bridge has two operating divisions. The franchise finance division offers franchise acquisition, expansion and equipment financing, typically to experienced operators in well-established concepts. The franchise finance portfolio is made up primarily of quick service restaurant and fitness concepts comprising 61% and 31% of the portfolio, respectively. The equipment finance division provides primarily transportation equipment financing through a variety of loan and lease structures. The Bank also engages in mortgage warehouse lending on a national basis.
The Company originated over 3,500 SBA PPP loans totaling $876 million during the quarter ended June 30, 2020. These loans bear interest at 1% and are guaranteed as to principal and interest by the SBA. They have terms of 2 years, and are eligible for earlier forgiveness under the terms of the PPP in prescribed circumstances. The Company also received origination fees associated with these loans; $21 million of these fees remain to be recognized in income as of June 30, 2020.
Geographic Concentrations
The Company's commercial and commercial real estate portfolios are concentrated in Florida and the Tri-state area. Excluding loans originated through our national platforms, 47% and 44% of commercial real estate loans were secured by collateral located in Florida and the Tri-state area, respectively; while 54% and 27% of commercial and industrial and owner-occupied real estate loans were to borrowers in Florida and the Tri-state area, respectively.

The following table presents the five states with the largest concentration of commercial loans and leases originated through our national platforms, including Bridge, Pinnacle, SBF and our mortgage warehouse finance unit at the dates indicated (dollars in thousands):

	June 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
California	$650,706	16.8%	$585,222	16.5%
Florida	457,859	11.8%	465,146	13.1%
New Jersey	339,873	8.8%	178,514	5.0%
North Carolina	207,298	5.3%	146,146	4.1%
Maryland	187,639	4.8%	152,663	4.3%
All others	2,038,326	52.5%	2,018,704	57.0%
	$3,881,701	100.0%	$3,546,395	100.0%
Operating lease equipment, net
Operating lease equipment, net of accumulated depreciation totaled $690 million at June 30, 2020, including off-lease equipment, net of accumulated depreciation totaling $89 million. The portfolio consists primarily of railcars, non-commercial aircraft and other transport equipment. We have a total of 5,313 railcars with a carrying value of $409 million at June 30, 2020, including hoppers, tank cars, boxcars, auto carriers, center beams and gondolas leased to North American commercial end users. The largest concentrations of rail cars were 2,411 hopper cars and 1,594 tank cars, primarily used to ship sand and petroleum products, respectively, for the energy industry.
The chart below presents operating lease equipment by type at the dates indicated:

At June 30, 2020, the breakdown of carrying values of operating lease equipment, excluding equipment off-lease, by the year current leases are scheduled to expire was as follows (in thousands):

Years Ending December 31:
2020	$78,492
2021	60,237
2022	70,404
2023	40,812
2024	14,553
Thereafter through 2034	335,829
$600,327
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
We believe internal risk rating is the best indicator of the credit quality of commercial loans. The Company utilizes a 13 grade internal asset risk classification system as part of its efforts to monitor and maintain commercial asset quality. The special mention rating is considered a transitional rating for loans exhibiting potential credit weaknesses that could result in deterioration of repayment prospects at some future date if not checked or corrected and that deserve management’s close attention. These borrowers may exhibit declining cash flows or revenues or increasing leverage. Loans with well-defined credit weaknesses that may result in a loss if the deficiencies are not corrected are assigned a risk rating of substandard. These borrowers may exhibit payment defaults, inadequate cash flows, operating losses, increasing balance sheet leverage, project cost overruns, unreasonable construction delays, exhausted interest reserves, declining collateral values, frequent overdrafts or past due real estate taxes. Loans with weaknesses so severe that collection in full is highly questionable or improbable, but because of certain reasonably specific pending factors have not been charged off, are assigned an internal risk rating of doubtful. Beginning late in the first quarter and throughout the second quarter of 2020, risk ratings were re-evaluated for a substantial portion of the commercial portfolio, with a particular focus on portfolio segments we identified for enhanced monitoring and loans for which we granted temporary payment deferrals in light of the COVID-19 pandemic.
The following table summarizes the Company's commercial credit exposure, based on internal risk rating, at the dates indicated (dollars in thousands):

	June 30, 2020		March 31, 2020		December 31, 2019
	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans	Amortized Cost	Percent of Commercial Loans
Pass	$16,169,767	88.6%	$16,841,243	96.0%	$17,054,702	97.5%
Special mention	1,338,232	7.3%	288,148	1.6%	72,881	0.4%
Substandard accruing	560,624	3.1%	238,786	1.4%	180,380	1.0%
Substandard non-accruing	187,510	1.0%	181,278	1.0%	185,906	1.1%
Doubtful	949	—%	—	—%	—	—%
	$18,257,082	100.0%	$17,549,455	100.0%	$17,493,869	100.0%
It is possible, given the uncertainty surrounding the COVID-19 pandemic and related economic impacts, that the amount of criticized and classified assets could increase further in the future.

Both special mention and substandard accruing loans increased significantly at June 30, 2020 compared to March 31, 2020 and December 31, 2019. We believe the substantial majority of this increase to be directly related to the COVID-19 pandemic, its impact on the economy generally and on borrowers' businesses specifically. Special mention loans increased by $1.1 billion and $1.3 billion during the three and six months ended June 30, 2020, while substandard accruing loans increased by $322 million and $380 million for those same periods. Management has taken what we believe to be a pro-active and objective approach to re-risk rating the commercial loan portfolio based on granular outreach to borrowers since the onset of the pandemic.
The following table provides additional information about special mention and substandard accruing loans, at the dates indicated (in thousands):

	June 30, 2020		March 31, 2020		December 31, 2019
	Amortized Cost	Percent of Loan Segment	Amortized Cost	Percent of Loan Segment	Amortized Cost	Percent of Loan Segment
Special mention:
CRE:
Hotel	$273,877	44.1%	$4,201	0.7%	$4,227	0.6%
Retail	172,364	12.0%	4,284	0.3%	—	—%
Multi-family	54,623	2.7%	4,471	0.2%	115	—%
Office	29,735	1.4%	—	—%	—	—%
Industrial	12,968	1.7%	—	—%	1,489	—%
Other	1,393	0.9%	—	—%	—	—%
	544,960		12,956		5,831
Owner occupied commercial real estate	179,305	8.8%	26,170	1.3%	27,870	1.4%
Commercial and industrial	243,398	3.6%	67,173	1.1%	28,498	0.5%
Bridge - franchise finance	327,375	52.5%	181,049	28%	10,682	1.7%
Bridge - equipment finance	43,194	7.3%	800	0.1%	—	—%
	$1,338,232		$288,148		$72,881

Substandard accruing:
CRE
Hotel	$92,066	14.8%	$11,296	1.8%	$34,645	5.3%
Retail	63,957	4.4%	20,049	1.4%	—	—%
Multi-family	67,896	3.4%	35,691	1.7%	26,797	1.7%
Office	28,994	1.4%	6,214	0.3%	8,299	0.3%
Industrial	19,814	2.5%	9,675	1.2%	9,753	1.2%
Owner occupied commercial real estate	38,332	1.9%	24,520	1.2%	16,241	0.8%
Commercial and industrial	185,201	3.9%	77,810	1.6%	43,518	0.9%
Bridge - franchise finance	56,628	9.1%	53,531	8.3%	41,127	6.6%
Bridge - equipment finance	7,736	1.3%	—	—%	—	—%
	$560,624		$238,786		$180,380
The increases in special mention and substandard accruing loans at June 30, 2020 were concentrated in those categories expected to exhibit additional stress in the current environment. Within the commercial real estate portfolio, the most significant increases were in the retail and hotel sub-segments as reflected in the table above. We also saw significant increases in special mention loans in the franchise finance portfolio; of a total increase of $317 million during the six months ended June 30, 2020, $154 million related to restaurant concepts and $163 million related to fitness concepts. In the C&I categories, the largest increases were in the cruise line, retail trade, food services and airport concession areas.
Potential problem loans have been identified by management as those commercial loans included in the "substandard accruing" risk rating category. These loans are typically performing, but possess specifically identified credit weaknesses such as inadequate debt service coverage or liquidity that, if not remedied, may lead to a downgrade to non-accrual status and identification as impaired in the near-term.
Payment Deferrals
The following table summarizes deferral activity in the commercial portfolio, through July 17, 2020 (dollars in millions).

	First Deferral Granted			Re-Deferral Requested
	Loan Count	UPB	% of Portfolio	Loan Count	UPB	% of Portfolio
CRE - Property Type:
Retail	119	$769,025	53%	8	$75,890	5%
Hotel	93	536,826	86%	21	298,388	48%
Office	30	372,796	18%	2	54,243	3%
Multifamily	37	276,711	14%	2	12,083	1%
Industrial	14	97,776	13%	—	—	—%
Other	1	1,060	1%	—	—	—%
Total CRE - Property Type	294	$2,054,194	29%	33	$440,604	6%
C&I - Industry
Accommodation and Food Services	89	$106,288	30%	21	$65,729	18%
Retail Trade	221	68,299	20%	4	21,575	7%
Health Care and Social Assistance	126	59,305	12%	—	—	—%
Manufacturing	35	57,026	15%	1	9,066	2%
Other	265	178,512	3%	1	4,169	—%
Total C&I - Industry	736	469,430	7%	27	100,539	1%
BFG - Equipment	35	35,278	6%	—	—	—%
BFG - Franchise	362	459,590	74%	82	155,321	25%
Total Commercial	1,427	$3,018,492	17%	142	$696,464	4%
For commercial borrowers, initial payment deferrals were typically deferrals of principal and/or interest payments for 90 days. Re-deferrals usually take the form of additional 90 day extensions, granted on a case by case basis. The deferred payments along with interest accrued during the deferral period are generally due and payable on the maturity date.
We believe deferral rates, and particularly the rate at which borrowers have requested a second deferral, are important indicators of the extent to which borrowers' businesses and financial condition have been impacted by the COVID-19 pandemic. The majority of initial deferrals were granted in late March and April, 2020. Most of those loans have reached, or are now reaching, the end of the initial 90 day deferral period. New initial deferral requests received after June 1 were negligible.
The following table presents additional information about loan portfolio sub-segments that, in light of evolving conditions related to the COVID-19 pandemic, have been identified for enhanced monitoring as of June 30, 2020 (dollars in thousands):

	June 30, 2020
	Amortized Cost	Percent of Total Loans	Non Performing	Special Mention	Substandard Accruing
Retail - CRE	$1,437,681	6.0%	$10,968	$172,364	$63,957
Retail - C&I	332,421	1.4%	4,238	54,873	20,894
BFG - franchise finance	623,139	2.6%	32,857	327,375	56,628
Hotel	620,673	2.6%	32,827	273,877	92,066
Airlines and aviation authorities	163,846	0.7%	—	27,050	—
Cruise line	74,696	0.3%	—	59,886	—
Energy	56,310	0.2%	—	—	—
	$3,308,766	13.8%	$80,890	$915,425	$233,545

Retail Exposure in the CRE Portfolio
The predominant collateral types supporting this sub-segment include both anchored and unanchored suburban and urban retail properties, some single tenant properties as well as some mixed-use properties with a significant retail component. We have no significant large shopping mall or "big box" exposure. The weighted average LTV for this sub-segment is 59.3% and 79% has LTVs less than 65%, based on the most recently available information.
Retail Exposure in the C&I Portfolio
This is a well-diversified sub-segment by industry. The largest exposure is to gas stations, generally with convenience stores, representing $99 million, or 29% of the sub-segment. 67% of loans in this sub-segment are collateralized by owner-occupied real estate.
BFG - Franchise Finance
The following table presents the franchise portfolio by concept at June 30, 2020:

	Amortized Cost	Percent of BFG Franchise Finance
Restaurant concepts:
Burger King	$66,012	11.0%
Dunkin Donuts	44,737	7.0%
Sonic	27,586	4.0%
Domino's	23,370	4.0%
Jimmy Johns	23,359	4.0%
Other	193,958	31.0%
	379,022	61.0%
Non-restaurant concepts:
Planet Fitness	107,303	17.0%
Orange Theory Fitness	86,654	14.0%
Other	50,160	8.0%
	244,117	39.0%
	$623,139	100.0%
Restaurant concepts that have established drive-through or delivery models are generally performing well in the current environment. Fitness concepts are beginning to re-open.
Hotel
This sub-segment is experiencing significant disruption in revenue due to social distancing measures arising from the pandemic. The weighted average LTV for this sub-segment is 57% and 76% has LTVs less than 65%, based on the most recent information available. The majority of our hotel exposure is in Florida at 75%, followed by 12% in New York. This sub-segment includes $60 million in SBA loans, of which $14 million is guaranteed. Substantially all hotel collateral properties have now re-opened for business.
Airlines and Aviation Authorities
These borrowers have directly benefited from government relief programs enacted in response to the COVID-19 pandemic.
Energy
Recent declines in oil prices have elevated this sub-segment to a level of enhanced monitoring. The Company's energy exposure in the loan portfolio is not material; approximately 64% of these loans are secured by marine transport equipment.
Bridge also had exposure to the energy industry in the operating lease equipment portfolio totaling $287 million at June 30, 2020, consisting of $229 million in railcars, $39 million in helicopters and $18 million in vessels.

If current conditions persist, further deterioration could occur in this sector.
Operating Lease Equipment, net
Two operating lease relationships with a carrying value of assets under lease totaling $35 million, all of which were exposures to the energy industry, were internally risk rated substandard at June 30, 2020. On a quarterly basis, management performs an impairment analysis on assets with indicators of potential impairment. Potential impairment indicators include evidence of changes in residual value, macro-economic conditions, an extended period of time off-lease, criticized or classified status, or management's intention to sell the asset at an amount potentially below its carrying value. At June 30, 2020, there were 22 operating leases for which a triggering event was met. Based on a recoverability analysis performed, the Company recognized an impairment charge of $0.7 million during the six months ended June 30, 2020 related to one operating lease relationship; this was not an energy exposure.
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
The following charts present information about the 1-4 single family residential portfolio, excluding government insured loans, by FICO distribution, LTV distribution and vintage at June 30, 2020:

FICO scores are generally updated at least annually and LTVs are typically based on valuation at origination.
At June 30, 2020, the majority of the 1-4 single family residential loan portfolio, excluding government insured residential loans, was owner-occupied, with 81% primary residence, 8% second homes and 11% investment properties.
1-4 single family residential loans, excluding government insured residential loans, past due more than 30 days totaled $63.9 million and $66.3 million at June 30, 2020 and December 31, 2019, respectively. The amount of these loans 90 days or more past due was $11.8 million and $11.1 million at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019 other consumer loans were all current.
The following table presents information about residential loans granted payment deferrals as a result of the COVID-19 pandemic, as of June 30, 2020, excluding government insured residential loans (dollars in millions):

	Balance	% of Portfolio	Balance	% of Initial Deferrals	Balance	% of Portfolio
Residential	$594	13%	$252	42%	$52	1%
For residential borrowers, relief has typically taken the form of 90 day payment deferrals, with deferred payments due at the end of the 90 day period. At the end of the 90 day deferral period, residential borrowers may either (i) make all payments due, (ii) be granted an additional deferral period or (iii) enter into a modification or repayment plan. As indicated in the table above, 42% of residential borrowers granted an initial deferral continued to make payments during the deferral period.
Under recently issued regulatory guidance, residential borrowers granted an initial 90 day deferral are automatically granted an additional 90 day deferral period unless they actively "opt out" of the additional deferral.
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
The following table and charts summarize the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2020	December 31, 2019
Non-accrual loans
Residential and other consumer:
1-4 single family residential	$11,234	$18,877
Other consumer loans	1,949	17
Total residential and other consumer loans	13,183	18,894
Commercial:
Multi-family	6,011	6,138
Non-owner occupied commercial real estate	46,545	40,097
Construction and land	3,703	3,191
Owner occupied commercial real estate	30,493	27,141
Commercial and industrial	67,702	74,757
Bridge - franchise finance	32,857	13,631
Bridge - equipment finance	1,148	20,939
Total commercial loans	188,459	185,894
Total non-accrual loans	201,642	204,788
Loans past due 90 days and still accruing	2,606	—
Total non-performing loans	204,248	204,788
OREO and repossessed assets	4,956	3,897
Total non-performing assets	$209,204	$208,685

Non-performing loans to total loans (1)	0.86%	0.88%
Non-performing assets to total assets (1)	0.60%	0.63%
ACL to total loans	1.12%	0.47%
ACL to non-performing loans	130.29%	53.07%
Net charge-offs to average loans (2)	0.20%	0.05%

(1)
Non-performing loans and assets include the guaranteed portion of non-accrual SBA loans totaling $45.7 million or 0.19% of total loans and 0.13% of total assets, at June 30, 2020; compared to $45.7 million or 0.20% of total loans and 0.14% of total assets, at December 31, 2019.

(2)	Annualized for June 30, 2020.

The following chart presents trends in non-performing loans and non-performing assets:
The following chart presents trends in non-performing loans by portfolio sub-segment (in millions):
The ultimate impact of the recent and evolving COVID-19 pandemic may not be reflected in the level of non-performing assets reported above. The potential effect on non-performing asset levels may be delayed in the near-term due to government assistance and loan deferral programs.
Contractually delinquent government insured residential loans are excluded from non-performing loans as defined in the table above due to their government guarantee. The carrying value of such loans contractually delinquent by more than 90 days was $669 million and $529 million at June 30, 2020 and December 31, 2019, respectively. The increase of ACL to total loans and ACL to non-performing loans ratios at June 30, 2020 from December 31, 2019 is attributable to the adoption of CECL effective January 1, 2020 and the impact on the provision for credit losses recorded during the six months ended June 30, 2020 resulting from changes in economic conditions, our economic forecast and borrower financial performance as a result of COVID-19.
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
Under recently issued inter-agency and authoritative guidance and consistent with the CARES Act, short-term (generally periods of six months or less) deferrals or modifications related to COVID-19 will typically not be categorized as TDRs. All of the COVID-19 related deferrals the Company has granted to date fall into this category. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" " for further discussion.
The following table summarizes loans that have been modified in TDRs at the dates indicated (dollars in thousands):

	June 30, 2020			December 31, 2019
	Number of TDRs	Amortized Cost	Related Specific Allowance	Number of TDRs	Amortized Cost	Related Specific Allowance
Residential and other consumer (1)	248	$38,736	$35	361	$57,117	$12
Commercial	30	62,100	5,644	25	56,736	6,311
	278	$100,836	$5,679	386	$113,853	$6,323

(1)
Includes 232 government insured residential loans modified in TDRs totaling $34.9 million at June 30, 2020; and 346 government insured residential loans modified in TDRs totaling $53.4 million at December 31, 2019.

See Note 4 to the consolidated financial statements for additional information about TDRs.
Loss Mitigation Strategies
Criticized or classified commercial loans in excess of certain thresholds are reviewed quarterly by the Criticized Asset Committee, which evaluates the appropriate strategy for collection to mitigate the amount of credit losses. Criticized asset reports for each relationship are presented by the assigned relationship manager and credit officer to the Criticized Asset Committee until such time as the relationships are returned to a satisfactory credit risk rating or otherwise resolved. The Criticized Asset Committee may require the transfer of a loan to our workout and recovery department, which is tasked to effectively manage the loan with the goal of minimizing losses and expenses associated with restructure, collection and/or liquidation of collateral. Commercial loans with a risk rating of substandard, impaired loans on non-accrual status, loans modified as TDRs or assets classified as OREO or repossessed assets are usually transferred to workout and recovery. Oversight of the workout and recovery department is provided by the Criticized Asset Committee.
Our servicers evaluate each residential loan in default to determine the most effective loss mitigation strategy, which may be modification, short sale, or foreclosure, and pursue the alternative most suitable to the consumer and to mitigate losses to the bank. In response to the COVID-19 pandemic, we have temporarily suspended new residential foreclosure actions.
In response to the COVID-19 pandemic and its potential economic impact to our customers, we implemented a short-term program that complies with the CARES Act under which we are providing temporary relief on a case by case basis to borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. See the sections entitled "Asset Quality - Commercial Loans - Payment Deferrals" and "Asset Quality - Residential and Other Consumer Loans" for further details about COVID-19 related payment deferrals. Under recently issued inter-agency guidance and consistent with the CARES Act, deferrals or modifications related to COVID-19 will generally not be categorized as TDRs. Loans subject to these temporary deferrals or modifications, if in compliance with the contractual terms of the deferral or modification agreements, will typically not be reported as past due or classified as non-accrual during the deferral period.
Analysis of the Allowance for Credit Losses
The ACL is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. There is currently a high level of uncertainty around the impact the COVID-19 crisis will have on the economy broadly, and on our borrowers specifically. In light of this uncertainty, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, and in loan portfolio composition, as well as circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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

The following table provides an analysis of the ACL, provision for credit losses related to the funded portion of loans and net charge-offs for the periods indicated (in thousands). For the six months ended June 30, 2020, the ACL was estimated using the CECL methodology. For the six months ended June 30, 2019, prior to the adoption of ASU 2016-13, an incurred loss methodology was used.

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period:	$108,671	$109,931
Impact of adoption of ASU 2016-13	27,305	—
	135,976	109,931
Provision for (recovery of) loan losses:
1-4 single family residential	(8,538)	397
Home equity loans and lines of credit	(40)	(150)
Other consumer loans	6	34
Multi-family	16,803	(1,330)
Non-owner occupied commercial real estate	75,109	5,309
Construction and land	766	498
Owner occupied commercial real estate	5,205	(2,611)
Commercial and industrial	31,735	6,481
Pinnacle	(173)	(116)
Bridge - franchise finance	26,527	1,094
Bridge - equipment finance	6,049	(2,072)
Total Provision	153,449	7,534
Charge-offs:
1-4 single family residential	(31)	—
Non-owner occupied commercial real estate	(552)	(1,703)
Construction and land	—	(76)
Owner occupied commercial real estate	(187)	(174)
Commercial and industrial	(2,933)	(4,688)
Bridge - franchise finance	(16,561)	(1,203)
Bridge - equipment finance	(6,720)	—
Total Charge-offs	(26,984)	(7,844)
Recoveries:
Home equity loans and lines of credit	43	149
Other consumer loans	2	18
Multi-family	2	—
Non-owner occupied commercial real estate	82	41
Owner occupied commercial real estate	92	718
Commercial and industrial	3,012	1,594
Bridge - franchise finance	449	—
Total Recoveries	3,682	2,520
Net Charge-offs	(23,302)	(5,324)
Balance at end of period	$266,123	$112,141

The following table shows the distribution of the ACL at the dates indicated (dollars in thousands):

	June 30, 2020		March 31, 2020		January 1, 2020 (1)		December 31, 2019
	Total	%(2)	Total	%(2)	Total	%(2)	Total	%(2)
Residential portfolio segment	$10,695	23.5%	$12,576	24.4%	$19,252	24.5%	$11,154	24.5%

Multi-family	21,049	7.9%	13,087	8.5%	4,244	9.6%	5,024	9.6%
Non-owner occupied commercial real estate	84,436	20.7%	25,078	21.5%	9,798	21.7%	23,240	21.7%
Construction and land	3,384	1.0%	2,610	1.0%	2,618	1.1%	764	1.1%
CRE portfolio segment	108,869		40,775		16,660		29,028

Owner occupied commercial real estate	36,416	8.6%	50,685	8.7%	31,306	8.9%	8,066	8.9%
Commercial and industrial	84,142	28.1%	106,964	25.3%	52,326	23.4%	43,485	23.4%
Pinnacle	238	5.1%	585	5.0%	411	5.2%	720	5.2%
Bridge - franchise finance	19,446	2.6%	32,910	2.8%	9,030	2.6%	9,163	2.6%
Bridge - equipment finance	6,317	2.5%	6,084	2.8%	6,991	3.0%	7,055	3.0%
Commercial portfolio segment	146,559		197,228		100,064		68,489
	$266,123	100.0%	$250,579	100.0%	$135,976	100.0%	$108,671	100.0%

(1)	Adoption date of ASU 2016-13.

(2)	Represents percentage of loans receivable in each category to total loans receivable.

Changes in the ACL for the first quarter of 2020:
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
Economic Forecast
$93.3
• Changes in the reasonable and supportable economic forecast
$250.6
ALLL 12/31/19
ACL 3/31/20
% of Total Loans
47 bps
1.08%

The increase in the ACL from January 1, 2020, the date of initial adoption of ASC 326, to March 31, 2020 was primarily due to changes in our reasonable and supportable economic forecast, in large part resulting from the estimated impact of the emerging COVID-19 pandemic, which added $93.3 million to the ACL. An increase in specific reserves, primarily related to the franchise finance portfolio, contributed an additional $16.1 million to the increase in the ACL for the three months ended March 31, 2020. The ACL for residential and other consumer loans decreased from January 1, 2020 to March 31,2020. This decline was primarily attributable to the introduction of a qualitative loss factor related to model imprecision.
ASU 2016-13 was adopted effective January 1, 2020, increasing the ACL by $27.3 million. In general, the change in methodology resulted in increased reserves due to the transition to a lifetime expected loss model from an incurred loss model. However, as noted in the table above, there are certain CRE portfolios where the reserve decreased. This was mainly driven by the use of quantitative models to estimate the ACL at the loan level, specific to the Company's portfolio, under CECL, instead of the peer group historical losses rates utilized under the prior incurred loss model. Certain qualitative factors were also removed, as their impact was captured in the quantitative estimate under CECL.

Changes in the ACL for the second quarter of 2020
The ACL increased by $15.5 million from March 31, 2020 to June 30, 2020. At a high level, increases in the ACL for CRE portfolio segments offset a decline in the ACL for most other commercial portfolio segments during the quarter, while the ACL for the residential segment did not change materially. Significant offsetting factors contributing to the change in the ACL for the second quarter are depicted in the chart below (in millions):

Qualitative Overlay
Assumption Changes
Portfolio Changes
$250.6
$6.8
Economic Forecast
$39.2
$266.1
($22.1)
($8.4)
• Primarily updates to assumptions about expected prepayments
• New loans
• Exits/runoff
• Portfolio seasoning
• Risk rating migration
• Changes in specific reserves
• Current market adjustment
• Changes to forward path of economic forecast and length of forecast period
• Additional qualitative overlay for borrowers impacted by COVID-19
ACL 3/31/20
ACL 6/30/20
%of Total Loans
1.08%
1.12%

The following charts depict the changes in the ACL by major portfolio segment from March 31, 2020 to June 30, 2020 (in millions):

Commercial

Assumption Changes
Portfolio Changes
Economic Forecast
Qualitative Overlay
$197.2
($18.2)
$7.7
($55.9)
$15.7
$146.5
ACL
3/31/20
ACL
6/30/20

- More favorable outlook for volatility and equity prices

CRE

Assumption Changes
Portfolio Changes
Economic Forecast
Qualitative Overlay
$40.8
($3.5)
$0.5
$47.6
$23.5
$108.9
ACL
3/31/20
ACL
6/30/20

- Less favorable employment outlook and property forecast

Residential

Assumption Changes
Portfolio Changes
Economic Forecast
Qualitative Overlay
$12.6
($0.4)
($1.4)
($0.1)
$0.0
$10.7
ACL
3/31/20
ACL
6/30/20

- Stable outlook; insured loans a greater portion of the portfolio

In the aggregate, the ACL for the CRE portfolio segments, including multi-family, non-owner occupied CRE and construction and land, increased by $68.1 million during the quarter ended June 30, 2020. The primary factors contributing to this increase were:

•	deterioration in current economic conditions and in the economic forecast, particularly unemployment levels and commercial property forecasts; and

•	a qualitative overlay based on data collected from borrowers reflecting recent deterioration in operating results or financial condition.
In the aggregate, the ACL for the commercial portfolio segments declined by $50.7 million during the quarter ended June 30, 2020. The largest segments in this group are commercial and industrial and owner-occupied CRE; the Bridge and Pinnacle portfolios are also included. The most significant offsetting factors contributing to this decrease were:

•
an increase related to deterioration in current economic conditions compared to the prior quarter-end, offset by a decrease related to the forward path of the economic forecast, particularly the path of the volatility index and the S&P 500 index which improved from the prior quarter-end;

•	a decrease related to changes in assumptions about expected prepayments; and

•	an increase from a qualitative overlay based on data collected from borrowers that reflected recent deterioration in operating results or financial condition.
The ACL for the franchise finance portfolio declined in part due to charge-offs taken during the second quarter.

The econometric models we use to estimate expected credit losses ingest a wide array of national, regional and MSA level economic variables and data points. Some of the data points informing the reasonable and supportable economic forecast used in estimating the ACL at June 30, 2020 were:

•	Unemployment rates starting at 13.4% and declining to 9% by the end of 2020, and to 7% by the end of 2021;

•	Annualized growth in GDP starting at negative (27%) with recovery beginning in the third quarter of 2020 and returning to pre-recession levels in 2023;

•	VIX trailing average starting at 32, remaining elevated through 2020, and then trending downward; and

•	S&P 500 starting at 2900 and declining moderately through 2020 before increasing.
For additional information about the ACL, see Note 4 to the consolidated financial statements.
Deposits
Average balances and rates paid on deposits were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits:
Non-interest bearing	$5,313,009	—%	$3,932,716	—%	$4,840,781	—%	$3,769,828	—%
Interest bearing	2,448,545	0.78%	1,773,912	1.41%	2,311,086	1.02%	1,738,393	1.38%
Money market	10,270,027	0.68%	10,710,550	1.95%	10,251,575	1.08%	10,964,547	1.93%
Savings	180,283	0.09%	214,030	0.28%	179,681	0.14%	223,271	0.28%
Time	7,096,097	1.59%	6,944,862	2.40%	7,303,083	1.82%	6,926,041	2.34%
	$25,307,961	0.80%	$23,576,070	1.70%	$24,886,206	1.07%	$23,622,080	1.68%
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 as of June 30, 2020 (in thousands):

Three months or less	$833,151
Over three through six months	967,778
Over six through twelve months	1,284,607
Over twelve months	166,568
$3,252,104
Borrowings
In addition to deposits, we utilize FHLB advances as a funding source; the advances provide us with additional flexibility in managing both term and cost of funding and in managing interest rate risk. FHLB advances are secured by FHLB stock, qualifying residential first mortgage and commercial real estate loans, and MBS.
We have utilized the Federal Reserve's PPPLF to fund PPP loans. These borrowings bear interest at 0.35%, are secured by PPP loans, and mature as the underlying PPP loans are repaid. FHLB and PPPLF borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
FHLB advances, net of hedge accounting fair value adjustments	$3,999,573	$4,480,501
PPPLF borrowings	651,026	—
	$4,650,599	$4,480,501

The contractual balance of FHLB advances outstanding at June 30, 2020 is scheduled to mature as follows (in thousands):

Maturing in:
2020—One month or less	$1,470,000
2020—Over one month	2,176,000
2021	250,000
Thereafter	100,000
Total contractual balance outstanding	3,996,000
Cumulative fair value hedging adjustments	3,573
Carrying value	$3,999,573
The table above reflects contractual maturities of outstanding FHLB advances, and does not incorporate the impact that interest rate swaps designated as hedges have on the duration of borrowings. See Note 7 to the consolidated financial statements for more information about derivative instruments.
Outstanding notes payable and other borrowings consisted of the following at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Senior notes:
Principal amount of 4.875% senior notes maturing on November 17, 2025	$400,000	$400,000
Unamortized discount and debt issuance costs	(4,547)	(4,910)
	395,453	395,090
Subordinated notes:
Principal amount of 5.125% subordinated notes maturing on June 11, 2030	300,000	—
Unamortized discount and debt issuance costs	(6,116)	—
	293,884	—
Total outstanding notes payable	689,337	395,090
Finance leases	32,995	34,248
Notes and other borrowings	$722,332	$429,338

Capital Resources
Pursuant to the FDIA, the federal banking agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. At June 30, 2020 and December 31, 2019, BankUnited and the Company had capital levels that exceeded both the regulatory well-capitalized guidelines and all internal capital ratio targets.

The following table provides information regarding regulatory capital for the Company and the Bank as of June 30, 2020 (dollars in thousands):

	Actual		Required to be Considered Well Capitalized		Required to be Considered Adequately Capitalized		Required to be Considered Adequately Capitalized Including Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
BankUnited, Inc.:
Tier 1 leverage	$2,874,094	8.46%	N/A (1)	N/A (1)	$1,359,339	4.00%	N/A (1)	N/A (1)
CET1 risk-based capital	$2,874,094	12.19%	$1,533,087	6.50%	$1,061,368	4.50%	$1,651,017	7.00%
Tier 1 risk-based capital	$2,874,094	12.19%	$1,886,876	8.00%	$1,415,157	6.00%	$2,004,806	8.50%
Total risk based capital	$3,381,536	14.34%	$2,358,595	10.00%	$1,886,876	8.00%	$2,476,525	10.50%
BankUnited:
Tier 1 leverage	$3,147,423	9.29%	$1,694,528	5.00%	$1,355,622	4.00%	N/A	N/A
CET1 risk-based capital	$3,147,423	13.42%	$1,524,283	6.50%	$1,055,273	4.50%	$1,641,535	7.00%
Tier 1 risk-based capital	$3,147,423	13.42%	$1,876,040	8.00%	$1,407,030	6.00%	$1,993,293	8.50%
Total risk based capital	$3,354,864	14.31%	$2,345,050	10.00%	$1,876,040	8.00%	$2,462,303	10.50%

(1)    There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
The Company initially elected to phase-in the initial impact of adopting CECL for regulatory capital purposes, allowing CECL's regulatory capital effects to be phased in at 25 percent per year, beginning in the first year of adoption. As part of its response to the impact of COVID-19, our banking regulators issued an inter-agency interim final rule providing the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The Company has elected to adopt the provisions of this interim final rule.
Total stockholders' equity decreased by approximately $226 million at June 30, 2020 compared to December 31, 2019. The most significant reason for this decrease was the repurchase of common shares, followed by a comprehensive loss of $66 million for the six months ended June 30, 2020. The comprehensive loss included an increase of $111 million in accumulated other comprehensive loss, attributed to an increase in unrealized losses on AFS securities and derivative instruments. See the section of this Management's Discussion and Analysis entitled "Analysis of Financial Condition; Investment Securities" and Note 3 to the consolidated financial statements for further discussion of unrealized losses on AFS securities. Management expects to recover the entire amortized cost basis of its AFS securities. Unrealized losses on derivative instruments designated as hedging instruments were attributable to reductions in benchmark interest rates. Other factors contributing to the decrease in total stockholders equity were the initial adoption of ASU 2016-13 which impacted retained earnings by $24 million, and dividends in the amount of $44 million.
During the first quarter of 2020, the Company repurchased approximately 3.3 million shares of its common stock for an aggregate purchase price of $101 million, at a weighted average price of $30.36 per share. The Company has temporarily suspended its share repurchase program.
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
We have an active shelf registration statement on file with the SEC that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration provides us with flexibility in issuing capital instruments and enables us to more readily access the capital markets as needed to pursue future growth opportunities and to ensure continued compliance with regulatory capital requirements. Our ability to issue securities pursuant to the shelf registration is subject to market conditions. We successfully accessed the capital markets in the second quarter of 2020, augmenting our regulatory Tier 2 capital with a $300 million issuance of subordinated notes.

Liquidity
Liquidity involves our ability to generate adequate funds to support planned interest earning asset growth, meet deposit withdrawal and credit line usage requests, maintain reserve requirements, conduct routine operations, pay dividends, service outstanding debt and meet other contractual obligations.
BankUnited's ongoing liquidity needs have been and continue to be met primarily by cash flows from operations, deposit growth, the investment portfolio and FHLB advances. For the six months ended June 30, 2020 and 2019 net cash provided by operating activities was $320.8 million and $237.8 million, respectively.
The onset of the COVID-19 pandemic led to dislocation and volatility in funding and capital markets and evoked widespread concerns about the ongoing functioning of those markets, the availability of liquidity and the economy generally. In response, the Federal Reserve reduced its benchmark interest rate to a target level of 0 - 0.25% and has maintained it at that level to date, actively adjusted the size of its overnight and term repurchase agreement operations, reduced reserve requirements and the cost of discount window borrowings, encouraged banks to utilize the discount window and committed to purchasing large amounts of U.S. Treasury securities and MBS. The U.S. government has announced an unprecedented variety of additional stimulus and measures to support markets, the flow of credit, and systemic liquidity. These include the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Municipal Liquidity Facility, the Main Street New Loan Facility, the Main Street Expanded Loan Facility, Paycheck Protection Program loans, the Paycheck Protection Program Liquidity Facility (PPPLF), the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Money Market Mutual Fund Liquidity Facility. These actions appear to have been effective in stabilizing market liquidity.
In response to the onset of COVID-19 and potential concerns that might arise about the stability of liquidity, we initially took a number of precautionary measures to ensure adequacy of liquidity. We took steps to optimize available same day liquidity. We increased the level of cash held on balance sheet, to be prepared to meet potential increased demand for deposit withdrawals and line usage, which to date have not materialized. While we took proactive steps to be prepared for disruptions in liquidity, the COVID-19 pandemic has not been a liquidity event; we have not experienced unusual volatility or stress on our liquidity position to date.
At June 30, 2020, available liquidity totaled approximately $9.8 billion, including cash, borrowing capacity at the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window, Federal Funds lines of credit, unpledged agency securities and availability under the PPPLF, as depicted in the following chart:
Additional sources of liquidity include cash flows from operations, wholesale deposits, and cash flow from the Bank's amortizing securities and loan portfolios. In the near-term, cash flows from the loan portfolio may be reduced as a result of temporary payment deferrals granted to borrowers. This has not to date and we do not currently expect it to materially impact our liquidity position. Management also has the ability to exert substantial control over the rate and timing of loan production, and resultant requirements for liquidity to fund new loans. Since the onset of the COVID-19 pandemic, we have not experienced unusual deposit outflows or volatility. Credit line usage, which we have monitored regularly since the onset of COVID-19, has not deviated materially from and is currently below our trailing three year average. Our available liquidity may also change as the FHLB and Federal Reserve Bank reprice our collateral in the normal course of business based on June 30, 2020 valuations. Based on our initial analysis, we do not expect the impact to be material to our overall liquidity position.
The ALCO policy has established several measures of liquidity which are typically monitored monthly by the ALCO and quarterly by the Board of Directors. In light of the COVID-19 situation, we have enhanced the frequency and extent of liquidity monitoring and reporting to both executive management and the Board of Directors.
The ALCO policy establishes limits for the ratio of available liquidity to volatile liabilities, the ratio of wholesale funding to total assets, the ratio of brokered deposits to total deposits and a government backed securities holding ratio, measured as the ratio of U.S. Government backed securities to total securities. At June 30, 2020 BankUnited was in compliance with all of these ALCO policy limits.
An additional primary measure of liquidity monitored by management is the 30-day total liquidity ratio, defined as (a) the sum of cash and cash equivalents, pledgeable securities and a measure of funds expected to be generated by operations over the next 30 days; divided by (b) the sum of potential deposit runoff, liabilities maturing within the 30 day time frame and a measure of funds expected to be used in operations over the next 30 days. ALCO policy thresholds stipulate that BankUnited’s liquidity is considered acceptable if the 30-day total liquidity ratio exceeds 100%. At June 30, 2020, BankUnited’s 30-day total liquidity ratio was 235%. Management also monitors a one-year liquidity ratio, defined as (a) cash and cash equivalents, pledgeable securities, unused borrowing capacity at the FHLB, and loans and non-agency securities maturing within one year; divided by (b) forecasted deposit outflows and borrowings maturing within one year. This ratio allows management to monitor liquidity over a longer time horizon. The acceptable threshold established by the ALCO for this liquidity measure is 100%. At June 30, 2020, BankUnited’s one-year liquidity ratio was 207%. Additional measures of liquidity regularly monitored by the ALCO include the ratio of FHLB advances to total funding, concentrations of large deposits, a measure of on balance sheet available liquidity and the ratio of non-interest bearing deposits to total deposits, which is reflective of the quality and cost, rather than the quantity, of available liquidity. The Company also has a comprehensive contingency liquidity funding plan and conducts a quarterly liquidity stress test, the results of which are reported to the risk committee of the Board of Directors.
As a holding company, BankUnited, Inc. is a corporation separate and apart from its banking subsidiary, and therefore, provides for its own liquidity. BankUnited, Inc.’s main sources of funds include management fees and dividends from the Bank, access to capital markets and its own securities portfolio. There are regulatory limitations that may affect the ability of the Bank to pay dividends to BankUnited, Inc. Management believes that such limitations will not impact our ability to meet our ongoing near-term cash obligations.
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
The income simulation model analyzes interest rate sensitivity by projecting net interest income over twelve and twenty-four month periods in a most likely rate scenario based on consensus forward interest rate curves versus net interest income in alternative rate scenarios. Management continually reviews and refines its interest rate risk management process in response to changes in the interest rate environment and economic climate. Currently, we are modeling instantaneous rate shocks of plus 100, plus 200, plus 300 and plus 400 basis point shifts as well as a variety of yield curve slope, negative rate and dynamic balance sheet scenarios. We continually evaluate the scenarios being modeled with a view toward adapting them to changing economic conditions, expectations and trends.
The Company’s ALCO policy provides that net interest income sensitivity will be considered acceptable if decreases in forecast net interest income in specified parallel rate shock scenarios, generally by policy plus and minus 100, 200, 300 and 400 basis points, are within specified percentages of forecast net interest income in the most likely rate scenario over the next twelve months and in the second year. At June 30, 2020, the most likely rate scenario assumes that all indices are floored at 0%. We did not apply the minus rate scenarios at June 30, 2020 due to the low level of current interest rates. The following table illustrates the thresholds set forth in the ALCO policy and the impact on forecasted net interest income in the indicated simulated scenarios at June 30, 2020 and December 31, 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds:
In year 1	(6.0)%	(6.0)%	(10.0)%	(14.0)%	(18.0)%
In year 2	(9.0)%	(9.0)%	(13.0)%	(17.0)%	(21.0)%
Model Results at June 30, 2020 - increase (decrease):
In year 1	N/A	2.6%	3.7%	3.5%	2.5%
In year 2	N/A	3.0%	4.9%	5.3%	4.7%
Model Results at December 31, 2019 - increase (decrease):
In year 1	(1.1)%	1.0%	0.1%	(2.1)%	(5.1)%
In year 2	(4.8)%	4.6%	7.2%	8.7%	9.4%
Management also simulates changes in EVE in various interest rate environments. The ALCO policy has established parameters of acceptable risk that are defined in terms of the percentage change in EVE from a base scenario under eight rate scenarios, derived by implementing immediate parallel movements of plus and down 100, 200, 300 and 400 basis points from current rates. We did not simulate decreases in interest rates at June 30, 2020 due to the currently low level of market interest rates. The following table illustrates the acceptable thresholds as established by ALCO and the modeled change in EVE in the indicated scenarios at June 30, 2020 and December 31, 2019:

	Down 100	Plus 100	Plus 200	Plus 300	Plus 400
Policy Thresholds	(9.0)%	(9.0)%	(18.0)%	(27.0)%	(36.0)%
Model Results at June 30, 2020 - increase (decrease):	N/A	1.4%	(1.2)%	(5.1)%	(9.3)%
Model Results at December 31, 2019 - increase (decrease):	(1.5)%	(0.7)%	(3.1)%	(6.2)%	(9.7)%
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
Derivative Financial Instruments
Interest rate swaps designated as cash flow or fair value hedging instruments are one of the tools we use to manage interest rate risk. These derivative instruments are used to mitigate exposure to changes in interest cash flows on variable rate borrowings and to changes in the fair value of fixed rate borrowings, in each case caused by fluctuations in benchmark interest rates, as well as to manage duration of liabilities. The fair value of derivative instruments designated as hedges is included in other assets and other liabilities in our consolidated balance sheets. Changes in fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings, as is the offsetting gain or loss on the hedged item. At June 30, 2020, outstanding interest rate swaps designated as cash flow hedges had an aggregate notional amount of $3.0 billion and outstanding interest rate swaps designated as fair value hedges had an aggregate notional amount of $250 million. The aggregate fair value of interest rate swaps designated as cash flow hedges included in other liabilities was $7.2 million.
Interest rate swaps and caps not designated as hedges had an aggregate notional amount of $3.0 billion at June 30, 2020. The aggregate fair value of these interest rate swaps and caps included in other assets was $145.8 million and the aggregate fair value included in other liabilities was $44.9 million. These interest rate swaps and caps were entered into as accommodations to certain of our commercial borrowers. To mitigate interest rate risk associated with these derivatives, the Company enters into offsetting derivative positions with primary dealers.
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
Non-GAAP Financial Measures
PPNR is a non-GAAP financial measure. Management believes this measure is relevant to understanding the performance of the Company attributable to elements other than the provision for credit losses, particularly in view of the adoption of the CECL accounting methodology, which may impact comparability of operating results to prior periods. This measure also provides a meaningful basis for comparison to other financial institutions and is a measure frequently cited by investors. The following table reconciles the non-GAAP financial measurement of PPNR to the comparable GAAP financial measurement of income before income taxes for the three and six months ended June 30, 2020 and 2019 and the three months ended March 31, 2020 (in thousands):

	Three Months Ended June 30,	Three Months Ended March 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020	2019	2020	2019
Income (loss) before income taxes (GAAP)	$96,904	$(40,422)	$108,882	$56,482	$199,067
Plus: Provision for (recovery of) credit losses	25,414	125,428	(2,747)	150,842	7,534
PPNR (non-GAAP)	$122,318	$85,006	$106,135	$207,324	$206,601
Recurring operating expenses is a non-GAAP financial measure. Management believes disclosure of this measure provides readers with information that may be useful in comparing current period results to prior periods and in interpreting trends in operational costs, particularly in light of our BankUnited 2.0 initiative. The following table reconciles the non-GAAP financial measurement of recurring operating expenses to the comparable GAAP financial measurement of total non-interest expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total non-interest expense (GAAP)	$106,370	$120,085	$225,238	$246,775
Less:
Depreciation of operating lease equipment	(12,219)	(11,489)	(24,822)	(23,301)
Costs incurred directly related to implementation of BankUnited 2.0	(255)	(6,217)	(334)	(12,109)
COVID-19 expenses	(1,519)	—	(1,519)	—
Recurring operating expenses (non-GAAP)	$92,377	$102,379	$198,563	$211,365

Tangible book value per common share is a non-GAAP financial measure. Management believes this measure is relevant to understanding the capital position and performance of the Company. Disclosure of this non-GAAP financial measure also provides a meaningful base for comparison to other financial institutions as it is a metric commonly used in the banking industry. The following table reconciles the non-GAAP financial measurement of tangible book value per common share to the comparable GAAP financial measurement of book value per common share at June 30, 2020 (in thousands except share and per share data):

Total stockholders’ equity	$2,755,053
Less: goodwill and other intangible assets	77,652
Tangible stockholders’ equity	$2,677,401

Common shares issued and outstanding	92,420,278

Book value per common share	$29.81

Tangible book value per common share	$28.97
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
During the quarter ended June 30, 2020, there were no changes in the Company's internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have focused on insuring that our technology systems and internal controls continue to operate effectively in a remote work environment and have not identified any instances in which our control environment has failed to operate effectively. We are continually monitoring and assessing any impact of the COVID-19 situation on our internal controls to address impacts to their design, implementation and operating effectiveness.
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
None.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of August 2020.

/s/ Rajinder P. Singh
Rajinder P. Singh
Chairman, President and Chief Executive Officer

/s/ Leslie N. Lunak
Leslie N. Lunak
Chief Financial Officer